Form 10QSB
period 1996-03-31
CASCADE BANCORP
filed 1996-05-17
CIK 865911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:   March 31, 1996


[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------

                     Commission file number: 0-23322
                                            --------


                                 CASCADE BANCORP
                 (Name of small business issuer in its charter)

       Oregon                                                 93-1034484
(State of Incorporation)                      (I.R.S. Employer Identification #)


                     1100 NW Wall Street, Bend, Oregon 97701
                                 (541) 385-6205
     (Address and telephone number of issuer's principal executive offices)


                                ----------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,939,061 shares of no par value
Common Stock on April 30, 1996.             ---------------------------------
- -------------------------------


Transitional Small Business Disclosure Format (check one):  Yes     ; No  X
                                                                ----     ----

                                 CASCADE BANCORP
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 MARCH 31, 1996

                                      INDEX



PART I:  FINANCIAL INFORMATION                                             PAGE
- ------------------------------                                             ----
Condensed Consolidated Balance Sheets as of
       March 31, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Income for the three months ended
       March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the
       three months ended March 31, 1996 and 1995. . . . . . . . . . . . . . . 5

Condensed Consolidated Statements of Cash Flows for the three months ended
       March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . 7

Management's Discussion and Analysis of Financial Condition and Results of
       Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II:  OTHER INFORMATION
- ---------------------------

Item 4.   Submission of Matters to a Vote of Security-Holders. . . . . . . . .12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                      2

                                   PART I

                         CASCADE BANCORP & SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                (Unaudited)


                                                                    1996                1995
                                                              ------------       ----------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                    $  12,165,751      $     14,012,461
   Federal funds sold                                            10,300,000            13,100,000
                                                              -------------      ----------------
      Total cash and cash equivalents                            22,465,751            27,112,461
Investment securities available-for-sale                          9,913,758             9,965,676
Investment securities held-to-maturity                            3,159,489             3,402,179
Loans, net                                                      129,634,688           124,711,355
Mortgage loans held for sale                                      2,774,923             3,009,584
Premises and equipment, net                                       3,425,912             3,467,085
Accrued interest and other assets                                 5,988,441             5,893,932
                                                              -------------      ----------------

            Total assets                                      $ 177,362,962      $    177,562,272
                                                              -------------      ----------------
                                                              -------------      ----------------

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand                                                  $  43,733,646      $     43,692,451
      Interest bearing demand                                    77,895,456            80,186,924
      Savings                                                    13,195,008            13,149,653
      Time deposits                                              16,281,685            15,409,039
                                                              -------------      ----------------
            Total deposits                                      151,105,795           152,438,067
   Long-term debt                                                 5,000,000             5,000,000
   Accrued interest and other liabilities                         1,181,870             1,084,250
                                                              -------------      ----------------
            Total liabilities                                   157,287,665           158,522,317

Stockholders' equity:
   Common stock, no par value;
      10,000,000 shares authorized;
      1,939,061 issued and outstanding                            9,253,012             9,253,012
   Retained earnings                                             10,802,794             9,734,936
   Unrealized gains on investment securities
      available-for-sale, net of deferred income taxes               19,490                52,007
                                                              -------------      ----------------
            Total stockholders' equity                           20,075,296            19,039,955
                                                              -------------      ----------------
            Total liabilities and stockholders' equity        $ 177,362,961      $    177,562,272
                                                              -------------      ----------------
                                                              -------------      ----------------

See accompanying notes.

                           CASCADE BANCORP & SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)

                                                              1996              1995
                                                         -----------       ------------
Interest income:
    Interest and fees on loans                           $ 3,402,702       $  2,546,761
    Taxable interest on investments                          174,317            410,079
    Nontaxable interest on investments                        22,480             37,820
    Interest on federal funds sold                           103,307             15,481
                                                         -----------       ------------
              Total interest income                        3,702,806          3,010,141

Interest expense:
    Deposits:
        Interest bearing demand                              596,808            552,893
        Savings                                               70,010             81,779
        Time                                                 203,029            117,741
    Other borrowings                                          87,063             72,832
                                                         -----------       ------------
              Total interest expense                         956,910            825,245
                                                         -----------       ------------

Net interest income                                        2,745,896          2,184,896
Loan loss provision                                           82,267             56,932
                                                         -----------       ------------
Net interest income after loan loss provision              2,663,629          2,127,964

Noninterest income:
    Service charges on deposit accounts                      305,231            302,962
    Mortgage loan origination and processing fees            210,339            118,301
    Gains on sales of mortgage loans                         107,936             56,652
    Losses on sales of investment securities
        available-for-sale                                         -           (149,096)
    Other income                                             305,228            137,993
                                                         -----------       ------------
              Total noninterest income                       928,734            466,812

Noninterest expense:
    Salaries and employee benefits                         1,049,948            749,570
    Net occupancy & equipment                                315,543            317,069
    Other expenses                                           515,872            467,349
                                                         -----------       ------------
              Total noninterest expense                    1,881,363          1,533,988
                                                         -----------       ------------

Income before income taxes                                 1,711,000          1,060,788
Provision for income taxes                                   643,142            403,215
                                                         -----------       ------------
Net income                                               $ 1,067,858       $    657,573
                                                         -----------       ------------
                                                         -----------       ------------
Net income per common share                              $      0.55       $       0.34
                                                         -----------       ------------
                                                         -----------       ------------

See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (Unaudited)


                                                                                            Unrealized
                                                                                           gains(losses)             Total
                                                        Common          Retained           on securities         stockholders'
                                                         stock          earnings         available-for-sale          equity
                                                    ------------    --------------   ----------------------   -----------------
Balance at December 31, 1994                        $   7,093,607   $    8,262,066        $    (544,738)    $   14,810,935

Net change in unrealized gains (losses) on
       securities available-for-sale                          --                --              388,575            388,575

Net income                                                    --           657,573                   --            657,573
                                                    -------------   --------------        --------------     -------------

Balance at March 31, 1995                           $   7,093,607   $    8,919,639        $    (156,163)     $  15,857,083
                                                    -------------   --------------        --------------     -------------
                                                    -------------   --------------        --------------     -------------



Balance at December 31, 1995                        $   9,253,012   $    9,734,936        $      52,007      $  19,039,955


Net change in unrealized gains (losses) on
       securities available-for-sale                          --               --                (32,517)          (32,517)

Net income                                                    --         1,067,858                    --          1,067,858
                                                    -------------   --------------        ---------------     -------------
Balance at March 31, 1996                           $   9,253,012   $   10,802,794        $       19,490      $  20,075,296
                                                    -------------   --------------        ---------------     -------------
                                                    -------------   --------------        ---------------     -------------

See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)

                                                                                1996                  1995
                                                                          -------------         --------------
Net cash provided by operating activities                                 $    1,352,840        $      105,581

Investing activities:
  Proceeds from maturities and calls of investment securities
    available-for-sale                                                                --             3,123,543
  Proceeds from sales of investment securities available-for-sale                     --             3,893,092
  Proceeds from maturities and calls of investment securities
    held-to-maturity                                                             261,000               200,000
  Net increase in loans                                                       (4,897,664)           (9,108,556)
  Purchases of premises and equipment, net                                       (30,614)              (47,298)
                                                                          --------------        ---------------
        Net cash used in investing activities                                 (4,667,278)           (1,939,219)

Financing activities:
  Net decrease in deposits                                                    (1,332,272)             (289,890)
  Net increase in short-term borrowings                                               --             2,200,000
                                                                          --------------        --------------
        Net cash provided (used) by financing activities                      (1,332,272)            1,910,110
                                                                          --------------        --------------
Net increase (decrease) in cash and cash equivalents                          (4,646,710)               76,472
Cash and cash equivalents at beginning of period                              27,112,461             9,811,579
                                                                          --------------        --------------
Cash and cash equivalents at end of period                                $   22,465,751        $    9,888,051
                                                                          --------------        --------------
                                                                          --------------        --------------

See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                                      (Unaudited)

1.   BASIS OF PRESENTATION

    The interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of only normal accruals, which Bancorp considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ from those estimates.

    The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements, including the notes thereto, included in Bancorp's Annual Report to Shareholders for 1995.

    Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

2.   INVESTMENT SECURITIES

    Investment securities at March 31, 1996 and December 31, 1995 consisted of the following:


                                            GROSS         GROSS       ESTIMATED
                             AMORTIZED    UNREALIZED    UNREALIZED     MARKET
MARCH 31, 1996                  COST        GAINS         LOSSES       VALUE
- ------------------------    ----------    ----------    ----------   ----------
AVAILABLE-FOR-SALE
U.S. Treasury securities    $4,487,890       $32,891    $        -   $4,520,781
U.S. Government agencies     5,394,433         1,250         2,706    5,392,977
                            ----------       -------    ----------   ----------
                            $9,882,323       $34,141    $    2,706   $9,913,758
                            ----------       -------    ----------   ----------
                            ----------       -------    ----------   ----------
HELD-TO-MATURITY
Obligations of state and
  political subdivisions    $1,925,025       $ 5,380    $    2,139   $1,928,266
Other                        1,234,464            -              -    1,234,464
                            ----------       -------    ----------   ----------
                            $3,159,489       $ 5,380    $    2,139   $3,162,730
                            ----------       -------    ----------   ----------
                            ----------       -------    ----------   ----------

                                            GROSS         GROSS       ESTIMATED
                             AMORTIZED    UNREALIZED    UNREALIZED     MARKET
DECEMBER 31, 1995               COST        GAINS         LOSSES       VALUE
- ------------------------    ----------    ----------    ----------   ----------
AVAILABLE-FOR-SALE
U.S. Treasury securities    $5,394,386       $13,828    $        -   $5,408,214
U.S. Government agencies     4,487,408        70,054             -    4,557,462
                            ----------       -------    ----------   ----------
                            $9,881,794       $83,882    $        -   $9,965,676
                            ----------       -------    ----------   ----------
                            ----------       -------    ----------   ----------
HELD-TO-MATURITY
Obligations of state and
  political subdivisions    $2,189,815       $16,527    $        -   $2,206,342
Other                        1,212,364          -                -    1,212,364
                            ----------       -------    ----------   ----------
                            $3,402,179       $16,527    $        -   $3,418,706
                            ----------       -------    ----------   ----------
                            ----------       -------    ----------   ----------

3. LOANS AND RESERVE FOR LOAN LOSSES

    The composition of the loan portfolio at March 31, 1996 and December 31, 1995 was as follows:

                                                    1996             1995
                                               ------------      ------------
Commercial                                     $ 21,844,460      $ 21,710,608
Real Estate:
    Construction                                 35,905,327        33,983,778
    Mortgage                                     25,070,497        24,749,955
    Commercial                                   34,361,937        31,018,825
Installment                                      14,529,807        15,271,595
                                               ------------      ------------
                                                131,712,028       126,734,761
Less:
    Reserve for loan losses                       1,723,013         1,651,352
    Deferred loan fees                              354,327           372,054
                                               ------------      ------------
                                                  2,077,340         2,023,406
                                               ------------      ------------
Loans, net                                     $129,634,688     $ 124,711,355
                                               ------------      ------------
                                               ------------      ------------

    Mortgage loans held for sale of $2,774,923 and $3,009,584 at March 31, 1996 and December 31, 1995, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

    As of March 31, 1996 and December 31, 1995, the Bank also held servicing rights to approximately $123,226,000 and $123,574,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. These mortgage loans are being serviced for the Bank by another financial institution under a sub-servicing agreement. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

    Effective January 1, 1996, the Bank prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires the Bank to recognize as separate assets the rights to service mortgage loans which are acquired through loan origination activities. The effect of the adoption of SFAS 122 was an increase to other income and other assets by approximately $77,000 for the three months ended March 31, 1996.

    The fair value of mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics.

    There were no significant changes in the valuation on allowance for capitalized mortgage servicing rights during the three months ended March 31, 1996. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment are note rates, terms and interest methods (i.e., fixed and variable).

    Transactions in the reserve for loan losses for the three months ended March 31, 1996 and 1995 were as follows:

                                                    1996             1995
                                               -----------       -----------
Balance at beginning of period                 $ 1,651,352       $ 1,172,238
Provisions charged to operations                    82,267            56,932
Loans charged off                                  (15,256)           (6,106)
Recoveries of loans previously charged off           4,650            69,979
                                               -----------       -----------
Balance at end of period                       $ 1,723,013       $ 1,293,043
                                               -----------       -----------
                                               -----------       -----------

     The reserve for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

    Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Bank's customer base and the growth experienced in the Bank's market area, real estate is frequently a material component of collateral for the Bank's loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income; however, real estate provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within the Bank's market area.

    The Bank mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Bank. The commercial real estate risk is further mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

    The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets at March 31, 1996 and December 31, 1995 (dollars in thousands):

                                                   1996         1995
                                                   ----         ----
Loans on non-accrual status                         $45          $45
Loans past due greater than 90 days
   but not on non-accrual status                      -           21
Other real estate owned                               -            -
                                                   ----         ----
Total non-performing asset                          $45          $66
                                                    ---          ---
                                                    ---          ---
Percentage of non-performing assets
   to total asset                                   .03%         .04%

    The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the three months ended March 31, 1996 and 1995.

    At March 31, 1996, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  LONG-TERM BORROWINGS

    At March 31, 1996 and December 31, 1995, the Bank had $5.0 million in long-term debt from the Federal Home Loan Bank of Seattle (FHLB) on a three year note payable due in May 1998, with a fixed interest rate of 6.96%. The borrowings from FHLB are secured by Bank assets.

5.  NET INCOME PER COMMON SHARE

    Net income per common share is net income divided by the weighted average shares outstanding for that period. The weighted average number of common shares outstanding used to compute net income per common share, was approximately 1,939,061 for the three-month periods ended March 31, 1996 and 1995. Weighted average shares outstanding consists of common shares
outstanding and common stock equivalents attributable to stock options.   Net
income per common share and weighted average shares outstanding have been restated to retroactively reflect the 10% stock dividend declared In June 1995.

6.  ADOPTION OF ADDITIONAL NEW ACCOUNTING STANDARDS

    Effective January 1, 1996, Bancorp adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 121 does not apply to core deposit or credit card intangibles, mortgage servicing rights, or deferred tax assets. Under SFAS 121, a loss is to be recognized to the extent that the fair value of an impaired asset is less than the asset's carrying amount. The effect of adopting SFAS 121 was not significant.

    Effective January 1, 1996, Bancorp adopted SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The effect of adopting SFAS 123 was not significant.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     The following discussion should be read in conjunction with Bancorp's unaudited condensed consolidated financial statements and the notes thereto for the three-month periods ended March 31, 1996 and 1995 included in this report.


RESULTS OF OPERATIONS

     The Company reported net income of $1,068,000, or $.55 per share, for the quarter ended March 31, 1996, compared to net income of $658,000, or $.34 per share, for the same period in 1995. This represents an increase in net income of 62.3 percent.

     Net interest income increased 25.7 percent in the three-month period ended March 31, 1996 over the same period in 1995. This change resulted from a $692,665 increase in interest income in conjunction with a $131,665 increase in interest expense. Net interest income increased primarily as a result of an increase in the volume of loans and a slight increase in net interest spread.

     The loan loss provision increased $25,355 during the quarter ended March 31, 1996 as compared to the same period in 1995, primarily due to loan growth. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.28 percent at March 31, 1996 compared to 1.27 percent at December 31, 1995.

     Total noninterest income increased 99.0 percent in the first three months of 1996 as compared to the same period of 1995. Although there were increases in all categories of noninterest income, the increase was predominately due to the decrease in losses on sales of investment securities available-for-sale of approximately $149,000 and an increase in other income of approximately $167,000. Other income increased primarily as a result of two new components, gains on mortgage servicing rights and earnings on insurance policies. Gains on mortgage servicing rights totaled approximately $77,000 during the first quarter of 1996 as a result of the Bank's implementation of SFAS 122. The future income from SFAS 122 will be dependent primarily on the volume of future mortgage loan originations. In connection with certain compensation plans established during the fourth quarter of 1995, the Bank purchased various life insurance policies. During the quarter ended March 31, 1996, the income generated on those life insurance policies was approximately $47,000.

     Total noninterest expense increased 22.6 percent during the first quarter of 1996 compared to the same period in 1995. This increase is primarily the result of increased personnel and operating expenses due to continued growth of the Bank.

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.


FINANCIAL CONDITION

     Bancorp's total assets decreased slightly to $177.4 million at March 31, 1996 compared to $177.6 million at December 31, 1995. Loan demand continues to be strong with total loans increasing 3.9 percent to $131.7 million at March 31, 1996 compared to $126.7 million at December 31, 1995. As in prior years, the Bank experienced some seasonal deposit runoff in the first quarter of 1996 with deposits decreasing less than 1 percent to $151.1 million at March 31, 1996 compared to $152.4 million at December 31, 1995.

     Bancorp's unrealized gains on investment securities available-for-sale decreased by $32,517 during the three months ended March 31, 1996, primarily due to changes in market rates.

CAPITAL RESOURCES

     During the first quarter of 1996 Bancorp continued to expand its capital resources as total capital increased to $20.1 million, or 11.3 percent of total assets. The increase was the result of the Bank's first quarter net income and the decrease in unrealized gains on investment securities available-for-sale.

     At March 31, 1996, Bancorp had a Risk Based Capital Ratio of 14.77 percent and Tier 1 Capital Ratio of 13.58 percent. This was compared to 14.29 percent and 13.13 percent for Risk Based Capital and Tier 1 Capital at December 31, 1995.


                                     PART II


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (a)  April 24, 1996, Annual Meeting

          (b)  Need not be completed

          -C- The following matters were voted on at the Annual Meeting of Shareholders held on April 24, 1996:

               1.  The election of two directors:

                                        Number       Number       Total
                                       of Votes     of Votes    Number of
                  Director              "FOR"      "WITHHELD"     Votes
                ---------------       ---------     --------    ---------
               Gary L. Capps          1,506,646     74,699      1,581,345
               James E. Petersen      1,506,646     74,699      1,581,345

          (d)  None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this Quarterly Report on Form 10-QSB.

               22.1 PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF
                    SECURITY HOLDERS. Bancorp's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of shareholders held on April 24, 1996, located on pages 12 through 20.

          (b) REPORTS ON FORM 8-K. Cascade Bancorp did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 CASCADE BANCORP
                                       ----------------------------------------
                                                   (Registrant)



Date 5/14/96                           By /s/ Roger J. Shields
    -----------------------------        --------------------------------------
                                          Roger J. Shields, President

Date 5/10/96                           By /s/ Patricia L. Moss
    -----------------------------        --------------------------------------

                                         Patricia L. Moss, Chief Financial
                                          Officer

Form 10-QSB, March 31, 1996