Form 10QSB
period 1996-06-30
CASCADE BANCORP
filed 1996-08-13
CIK 865911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                            -------------------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 1996
                                                  -------------

/X/  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------

                        Commission file number:  0-23322
                                                ----------

                                 CASCADE BANCORP
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


         OREGON                                          93-1034484
(State of Incorporation)                     (I.R.S. Employer Identification #)


                    1100 NW WALL STREET, BEND, OREGON  97701
                                 (541) 385-6205
     (Address and Telephone Number of Issuer's Principal Executive Offices)


                            -------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,132,967 shares of no par value
common Stock on July 31, 1996.              --------------------------------
- - ------------------------------


Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                                   CASCADE BANCORP
                                     FORM 10-QSB
                                   QUARTERLY REPORT
                                    JUNE 30, 1996

                                        INDEX


PART I:  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Condensed Consolidated Balance Sheets as of
         June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . .3

Condensed Consolidated Statements of Income for the six months and three months ended June 30, 1996 and 1995 . . . . . . . . . . . . .4

Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended June 30 1996 and 1995. . . . . . . . . . .5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . .7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . 11


PART II:  OTHER INFORMATION

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                        PART I

                             CASCADE BANCORP & SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1996 AND DECEMBER 31, 1995
                                     (Unaudited)

                                           1996            1995
                                        ----------      ----------
ASSETS
Cash and cash equivalents:
   Cash and due from banks            $ 19,908,339    $ 14,012,461
   Federal funds sold                   13,400,000      13,100,000
                                      ------------    ------------
       Total cash and cash
          equivalents                   33,308,339      27,112,461
Investment securities
   available-for-sale                   11,398,878       9,965,676
Investment securities
   held-to-maturity                      3,779,017       3,402,179
Loans, net                             131,229,674     124,711,355
Mortgage loans held for sale             2,133,932       3,009,584
Premises and equipment, net              3,705,807       3,467,085
Accrued interest and other assets        6,597,530       5,893,932
                                      ------------    ------------
          Total assets                $192,153,177    $177,562,272
                                      ------------    ------------
                                      ------------    ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
       Demand                         $ 52,066,782    $ 43,692,451
       Interest bearing demand          82,048,782      80,186,924
       Savings                          13,073,539      13,149,653
       Time deposits                    17,789,959      15,409,039
                                      ------------    ------------
          Total deposits               164,979,062     152,438,067
   Long-term debt                        5,000,000       5,000,000
   Accrued interest and other
    liabilitities                          953,783       1,084,250
                                      ------------    ------------
          Total liabilities            170,932,845     158,522,317

Stockholders' equity:
   Common stock, no par value;
       10,000,000 shares authorized;
       2,132,967 issued and
       outstanding (1,939,061-1995)     13,058,417       9,253,012
   Retained earnings                     8,143,075       9,734,936
   Unrealized gains on investment
    securities available-for-sale,
    net of deferred income taxes            18,840          52,007
                                      ------------    ------------
          Total stockholders' equity    21,220,332      19,039,955
                                      ------------    ------------
          Total liabilities and
           stockholder's equity       $192,153,177    $177,562,272
                                      -------------   ------------
                                      -------------   ------------

See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)



                                                         SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                    ----------------------------      ----------------------------
                                                      1996               1995              1996             1995
                                                    ----------        ----------      ----------        ----------

Interest income:
   Interest and fees on loans                       $6,895,026        $5,606,955      $3,492,324        $3,060,194
   Taxable interest on investments                     311,519           726,694         137,202           316,615
   Nontaxable interest on investments                   50,667            68,768          28,187            30,948
   Interest on federal funds sold                      207,358            15,784         104,051               303
                                                    ----------        ----------      ----------        ----------

   Total interest income                             7,464,570         6,418,201       3,761,764         3,408,060


Interest expense:
   Deposits:
       Interest bearing demand                       1,193,600         1,141,513         596,792           588,620
       Savings                                         139,981           159,782          69,971            78,003
       Time                                            419,819           259,320         216,790           141,579
   Other borrowings                                    172,561           248,552          85,498           175,720
                                                    ----------        ----------      ----------        ----------
           Total interest expense                    1,925,961         1,809,167         969,051           983,922
                                                    ----------        ----------      ----------        ----------

Net interest income                                  5,538,609         4,609,034       2,792,713         2,424,138
Loan loss provision                                    148,721           238,958          66,454           182,026
                                                    ----------        ----------      ----------        ----------
Net interest income after loan loss provision        5,389,888         4,370,076       2,726,259         2,242,112

Noninterest income:
   Service charges on deposit accounts                 734,773           667,976         381,144           349,361
   Mortgage loan origination and processing fees       501,300           281,644         290,961           163,343
   Gains on sales of mortgage loans                    241,197           143,821          56,013            87,169
   Losses on sales of investment securities                  0
       available-for-sale                                    -          (173,937)              -           (24,841)
   Other income                                        453,876           393,881         225,896           255,888
                                                    ----------        ----------      ----------        ----------
           Total noninterest income                  1,931,146         1,313,385         954,014           830,920

Noninterest expense:
   Salaries and employee benefits                    2,015,161         1,571,795         965,213           822,225
   Net occupancy and equipment                         618,000           651,063         302,457           333,994
   Other expenses                                    1,141,362           969,498         577,093           486,496
                                                    ----------        ----------      ----------        ----------
           Total noninterest expense                 3,774,523         3,192,356       1,844,763         1,642,715
                                                    ----------        ----------      ----------        ----------

Income before income taxes                           3,546,511         2,491,105       1,835,510         1,430,317
Provision for income taxes                           1,332,967           931,491         689,825           528,276
                                                    ----------        ----------      ----------        ----------
Net income                                          $2,213,544        $1,559,614      $1,145,685        $  902,041
                                                    ----------        ----------      ----------        ----------
                                                    ----------        ----------      ----------        ----------

Net income per common share                         $     1.04        $      .73      $      .54        $      .42
                                                    ----------        ----------      ----------        ----------
                                                    ----------        ----------      ----------        ----------

 See accompanying notes.

                            CASCADE BANCORP AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)



                                                                                  UNREALIZED
                                                                                 GAINS(LOSSES)        TOTAL
                                                COMMON         RETAINED          ON SECURITIES     STOCKHOLDERS'
                                                 STOCK         EARNINGS       AVAILABLE-FOR-SALE      EQUITY
                                              ----------     ------------     ------------------   -------------

Balance at December 31, 1994                  $ 7,093,607     $ 8,262,066         $(544,738)        $14,810,935

10% stock dividend (176,278 shares)
   declared in June 1995                        2,159,405      (2,159,405)                -                   -

Net change in unrealized gains (losses) on
   securities available-for-sale                       -               -            550,380             550,380

Net income                                             -        1,559,614                 -           1,559,614
                                              -----------     -----------         ---------         -----------

Balance at June 30, 1995                      $ 9,253,012     $ 7,662,275         $   5,642         $16,920,929
                                              -----------     -----------         ---------         -----------
                                              -----------     -----------         ---------         -----------


Balance at December 31, 1995                  $ 9,253,012     $ 9,734,936         $  52,007         $19,039,955

10% stock dividend (193,906 shares)
   declared in June 1996                        3,805,405      (3,805,405)                -                   -

Net change in unrealized gains (losses) on
   securities available-for-sale                       -               -            (33,167)            (33,167)

Net income                                             -        2,213,544                 -           2,213,544
                                              -----------     -----------         ---------         -----------

Balance at June 30, 1996                      $13,058,417     $ 8,143,075         $  18,840         $21,220,332
                                              -----------     -----------         ---------         -----------
                                              -----------     -----------         ---------         -----------


 See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)



                                                                     1996               1995
                                                                 -------------      ------------

Net cash provided (used) by operating activities                 $   446,169        $ (1,200,674)

Investing activities:
   Purchases of investment securities available-for-sale          (3,985,000)                  -
   Purchases of investment securities held-to-maturity              (909,309)                  -
   Proceeds from maturities and calls of investment securities
    available-for-sale                                             2,491,406           4,174,793
   Proceeds from maturities and calls of investment securities
    held-to-maturity                                                 546,287             885,000
   Proceeds from sales of investment securities
    available-for-sale                                                     -           7,784,500
   Net increase in loans                                          (6,425,843)        (23,379,369)
   Purchases of premises and equipment, net                         (347,101)           (157,446)
                                                                 -----------        ------------

       Net cash used in investing activities                      (8,629,560)        (10,692,522)

Financing activities:
   Net increase in deposits                                       12,540,995           5,089,147
   Net increase in short-term borrowings                                               5,500,000
   Net increase in long-term debt                                                      5,000,000
                                                                 -----------        ------------
       Net cash provided by financing activities                  12,540,995          15,589,147
                                                                 -----------        ------------
Net increase in cash and cash equivalents                          4,357,604           3,695,951
Cash and cash equivalents at beginning of period                  27,112,461           9,811,579
                                                                 -----------        ------------
Cash and cash equivalents at end of period                       $31,470,065        $ 13,507,530
                                                                 -----------        ------------
                                                                 -----------        ------------

See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (Unaudited)

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

2.  INVESTMENT SECURITIES

    Investment securities at June 30, 1996 and December 31, 1995 consisted of the following:




                                                      GROSS              GROSS           ESTIMATED
                                  AMORTIZED         UNREALIZED         UNREALIZED          MARKET
JUNE 30, 1996                       COST              GAINS              LOSSES            VALUE
- - ----------------                ------------       ------------      ------------       ------------
AVAILABLE-FOR-SALE
U.S. Government agencies. . .   $ 6,880,119          $17,551            $ 1,604         $ 6,896,066
U.S. Treasury securities. . .   $ 4,488,372           14,440                  -           4,502,812
                                -----------        ------------      ------------       ------------

                                $11,368,491          $31,991            $ 1,604         $11,398,878
                                -----------        ------------      ------------       ------------
                                -----------        ------------      ------------       ------------

HELD-TO-MATURITY
Obligations of state and
   political subdivisions. .    $ 2,544,553          $ 1,810            $10,938         $ 2,535,425
Other. . . . . . . . . . . .      1,234,464                -                  -           1,234,464
                                -----------        ------------      ------------       ------------
                                $ 3,779,017          $ 1,810            $10,938         $ 3,769,889
                                -----------        ------------      ------------       ------------
                                -----------        ------------      ------------       ------------

                                                      GROSS              GROSS           ESTIMATED
                                  AMORTIZED         UNREALIZED         UNREALIZED          MARKET
DECEMBER 31, 1995                   COST              GAINS              LOSSES            VALUE
- - -----------------               ------------       ------------      ------------       ------------
AVAILABLE-FOR-SALE
U.S. Government agencies . .    $ 5,394,386          $13,828            $     -         $ 5,408,214
U.S. Treasury securities . .      4,487,408           70,054                  -           4,557,462
                                -----------        ------------        ------------     ------------
                                $ 9,881,794          $83,882            $     -         $ 9,965,676
                                -----------        ------------        ------------     ------------
                                -----------        ------------        ------------     ------------
HELD-TO-MATURITY
Obligations of state and
      political subdivisions    $ 2,189,815          $16,527            $     -         $ 2,206,342
Other. . . . . . . . . . . .      1,212,364                  -                            1,212,364
                                -----------        ------------        ------------     ------------
                                $ 3,402,179          $16,527            $     -         $ 3,418,706
                                -----------        ------------        ------------     ------------
                                -----------        ------------        ------------     ------------

                                    7

3.  LOANS AND RESERVE FOR LOAN LOSSES

    The composition of the loan portfolio at June 30, 1996 and December 31, 1995 was as follows:


                                            1996            1995
                                       ------------     ------------

    Commercial . . . . . . . . . .     $ 21,788,218     $ 21,710,608
    Real Estate:
         Construction. . . . . . .       37,580,067       33,983,778
         Mortgage. . . . . . . . .       25,063,347       24,749,955
         Commercial. . . . . . . .       34,735,771       31,018,825
    Installment. . . . . . . . . .       14,190,987       15,271,595
                                       ------------     ------------
                                        133,358,390      126,734,761

    Less:
         Reserve for loan losses .        1,776,961        1,651,352
         Deferred loan fees. . . .          351,755          372,054
                                       ------------     ------------
                                          2,128,716        2,023,406
                                       ------------     ------------

    Loans, net. . . . . . . . . . .    $131,229,674     $124,711,355
                                       ------------     ------------
                                       ------------     ------------


    Mortgage loans held for sale of $2,133,932 and $3,009,584 at June 30, 1996 and December 31, 1995, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

    As of June 30, 1996 and December 31, 1995, the Bank also held servicing rights to approximately $127,975,000 and $123,574,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. These mortgage loans are being serviced for the Bank by another financial institution under a sub-servicing agreement. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

    Effective January 1, 1996, the Bank prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires the Bank to recognize as separate assets the rights to service mortgage loans which are acquired through loan origination activities subsequent to December 31, 1995. Other assets in the accompanying balance sheet as of June 30, 1996 includes approximately $236,000 for the capitalized mortgage servicing rights.

    The fair value of the capitalized mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. There were no significant changes in the valuation on allowance for capitalized mortgage servicing rights during the six months ended June 30, 1996. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment are note rates, terms and interest methods (i.e., fixed and variable).

    Transactions in the reserve for loan losses for the six months ended June 30, 1996 and 1995 were as follows:

                                                    1996           1995
                                                 ----------     ----------
Balance at beginning of period . . . . . . .     $1,651,352     $1,172,238
Provisions charged to operations . . . . . .        148,721        238,958
Loans charged off. . . . . . . . . . . . . .        (29,871)       (30,037)
Recoveries of loans previously
charged off  . . . . . . . . . . . . . . . .          6,759         88,511
                                                 ----------     ----------

Balance at end of period . . . . . . . . . .     $1,776,961     $1,469,670
                                                 ----------     ----------
                                                 ----------     ----------

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

    The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets at June 30, 1996 and December 31, 1995 (dollars in thousands):

                                               1996       1995
                                               -----      -----

Loans on non-accrual status. . . . . . .       $503        $45
Loans past due greater than 90 days
  but not on non-accrual status. . . . .         24         21
Other real estate owned. . . . . . . . .          -          -
                                               -----      -----
Total non-performing assets. . . . . . .       $527        $66
                                               -----      -----
                                               -----      -----
Percentage of non-performing assets
  to total assets. . . . . . . . . . . .         27%       .04%

    The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the six months ended June 30, 1996 and 1995.

    At June 30, 1996, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  LONG-TERM BORROWINGS

    At June 30, 1996 and December 31, 1995, the Bank had $5.0 million in long-term debt from the Federal Home Loan Bank of Seattle (FHLB) on a three year note payable due in May 1998, with a fixed interest rate of 6.96%. The borrowings from FHLB are secured by Bank assets.

5.  NET INCOME PER COMMON SHARE

    Net income per common share is net income divided by the weighted average shares outstanding for that period. The weighted average number of common shares outstanding used to compute net income per common share, was approximately 2,133,000 for the six-month and three-month periods ended June 30, 1996 and 1995. Weighted average shares outstanding consists of common shares
outstanding and common stock equivalents attributable to stock options.   Net
income per common share and weighted average shares outstanding have been restated to retroactively reflect 10% stock dividends declared In June 1996 and 1995.

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

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    The following discussion should be read in conjunction with Bancorp's unaudited condensed consolidated financial statements and the notes thereto for the six-month and three-month periods ended June 30, 1996 and 1995 included in this report.

RESULTS OF OPERATIONS

    Bancorp reported net income of approximately $2,214,000, or $1.04 per share, for the six months ended June 30, 1996, compared to net income of approximately $1,560,000, or $.73 per share, for the same period in 1995. This represents an increase in net income of 41.9 percent. Net income for the quarter ended June 30, 1996 was approximately $1,146,000, or $.54 per share, compared to net income of approximately $902,000, or $.42 per share, for the same period in 1995, up 27.0 percent.

    Net interest income increased 20.2 percent for the six months and 15.2 percent for the three months ended June 30, 1996 as compared to the 1995 periods. The net increases during these periods resulted from increases in interest income exceeding the increases in interest expense.

    Total interest income increased approximately $1,046,400 for the six months and approximately $353,700 for the quarter ended June 30, 1996 as compared to the 1995 periods. These increases were primarily the result of increases in the volume of loans.

    Total interest expense increased approximately $116,800 for the six months and decreased approximately $14,900 for the quarter ended June 30, 1996 as compared to the 1995 periods. The increase during the six months ended June 30, 1996 was primarily due to increased volume in time deposits partially offset by a slight decline in average rates paid. The decrease during the quarter ended June 30, 1996 was primarily due to a decrease in the volume of other borrowings which resulted in decreased interest expense.

    The loan loss provision decreased for the six-months and quarter ended June 30, 1996 as compared to the loan loss provision charged during the 1995 periods, primarily due to a decrease in the volume of loan growth. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.31 percent at June 30, 1996 compared to 1.27 percent at December 31, 1995.

    Total noninterest income increased 42.4 percent for the six months and 10.0 percent for the quarter ended June 30, 1996 as compared to the 1995 periods.
The increase for the six months ended June 30, 1996 was predominately due to increases in mortgage loan origination and processing fees, gains on sales of mortgage loans, other income and the absence of losses on sales of investment securities available-for-sale. The increase for the quarter ended June 30, 1996 was predominately due to increases in mortgage loan origination and processing fees.

    Increases in mortgage loan origination and processing fees for the six months and three months ended June 30, 1996 and gains on sales of mortgage loans for the six months ended June 30, 1996 were primarily due to increased mortgage loan originations in conjunction with a more stable interest rate environment. Other income increased during the six months ended June 30, 1996 primarily due to income of approximately $96,000 on life insurance policies purchased in connection with certain compensation plans established during the fourth quarter of 1995.

    The decrease in gains on sales of mortgage loans for the quarter ended June 30, 1996 as compared to June 30, 1995 is primarily due to an increase in gains related to implementation of SFAS No. 122 (See Note 3 to accompanying condensed consolidated financial statements) offset by increased discounts. Other income decreased slightly during the quarter ended June 30, 1996 primarily due to the 1995 period includes income of approximately $74,000 which was generated from the sale of Small Business Administration loans.

    Total noninterest expense increased 16.1 percent for the six months and 9.9 percent for the quarter ended June 30, 1996 as compared to the 1995 periods. These increases are primarily attributed to Bancorp's increased size and activity levels.

    Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.


FINANCIAL CONDITION

    Bancorp's total assets increased to $192.2 million at June 30, 1996 compared to $177.6 million at December 31, 1995, primarily due to an increase in loans. Loan demand continues to be steady with total loans increasing 5.2 percent to $133.4 million at June 30, 1996 compared to $126.7 million at December 31, 1995. Loan demand was primarily funded by deposits, which increased 8.2 percent to $165.0 million at June 30, 1996 compared to $152.4 million at December 31, 1995.


CAPITAL RESOURCES

    During the six months ended June 30, 1996 Bancorp continued to strengthen its capital resources as total capital increased to $21.2 million, or 11.0 percent of total assets. The increase was primarily the result of the Bank's net income for the six months ended June 30, 1996.

    At June 30, 1996, Bancorp had a Risk Based Capital Ratio of 15.27 percent and Tier 1 Capital Ratio of 14.07 percent. This was compared to 14.29 percent and 13.13 percent for Risk Based Capital and Tier 1 Capital, respectively, at December 31, 1995.


                                       PART II


OTHER INFORMATION

No other information is required to be reported for the quarter ended June 30, 1996.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  CASCADE BANCORP
                                       ---------------------------------------
                                                    (Registrant)

Date  8/8/96                           By  /s/ Roger J. Shields
     ---------------                       ------------------------------------
                                           Roger J. Shields, President


Date  8/8/96                           By  /s/ Patricia L. Moss
     ---------------                       ------------------------------------
                                           Patricia L. Moss, Chief Financial
                                           Officer