Form 10QSB
period 1996-09-30
CASCADE BANCORP
filed 1996-11-12
CIK 865911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:   September 30, 1996


[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to


                     Commission file number:     0-23322


                                 CASCADE BANCORP
                 (Name of small business issuer in its charter)

       Oregon                                           93-1034484
(State of Incorporation)                    (I.R.S. Employer Identification #)


                     1100 NW Wall Street, Bend, Oregon 97701
                                 (541) 385-6205
     (Address and telephone number of issuer's principal executive offices)

                                ------------------

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,132,967 shares of no par
value Common Stock on October 31, 1996.            --------------------------
---------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes     ; No  X
                                                                ---      ---

                                 CASCADE BANCORP
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               SEPTEMBER 30, 1996

                                      INDEX


PART I:  FINANCIAL INFORMATION                                              PAGE

Condensed Consolidated Balance Sheets as of
     September 30, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 1996 and 1995 . . .  . . . . . . . . . . . . . 4

Condensed Consolidated Statements of Changes in Stockholders' Equity
     for the nine months ended September 30 1996 and 1995. . . . . . . . . . . 5

Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . 7

Management's Discussion and Analysis of Financial Condition and Results
     of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

PART II:  OTHER INFORMATION

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                     PART I

                          CASCADE BANCORP & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)

                                                    1996              1995
                                                ------------     -------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                       $ 16,877,270      $ 14,012,461
  Federal funds sold                                      -         13,100,000
                                                ------------     -------------
    Total cash and cash equivalents               16,877,270        27,112,461
Investment securities available-for-sale          31,392,658         9,965,676
Investment securities held-to-maturity             3,178,485         3,402,179
Loans, net                                       132,671,313       124,711,355
Mortgage loans held for sale                       2,704,332         3,009,584
Premises and equipment, net                        4,167,719         3,467,085
Accrued interest and other assets                  7,578,538         5,893,932
                                                ------------     -------------

          Total assets                          $198,570,315      $177,562,272
                                                ------------     -------------
                                                ------------     -------------

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                      $ 52,163,856      $ 43,692,451
    Interest bearing demand                       86,701,865        80,186,924
    Savings                                       13,458,304        13,149,653
    Time deposits                                 17,612,981        15,409,039
                                                ------------     -------------
          Total deposits                         169,937,006       152,438,067
  Long-term debt                                   5,000,000         5,000,000
  Accrued interest and other liabilities           1,212,342         1,084,250
                                                ------------     -------------
          Total liabilities                      176,149,348       158,522,317

Stockholders' equity:
  Common stock, no par value;
    10,000,000 shares authorized;
    2,132,967 issued and outstanding
    (1,939,061-1995)                              13,058,417         9,253,012
  Retained earnings                                9,266,364         9,734,936
  Unrealized gains on investment securities
    available-for-sale, net of deferred
    income taxes                                      96,186            52,007
                                                ------------     -------------
          Total stockholders' equity              22,420,967        19,039,955
                                                ------------     -------------
          Total liabilities and stockholders'
             equity                             $198,570,315      $177,562,272
                                                ------------     -------------
                                                ------------     -------------

See accompanying notes.

                          CASCADE BANCORP & SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)


                                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ---------------------------      ---------------------------
                                                        1996            1995              1996           1995
                                                     -----------     -----------      -----------    ------------
Interest income:
   Interest and fees on loans                        $10,443,937     $ 8,923,887       $3,548,911    $ 3,316,932
   Taxable interest on investments                       708,200       1,016,321          396,681        289,627
   Nontaxable interest on investments                     75,346          96,981           24,679         28,213
   Interest on federal funds sold                        340,033          37,162          132,675         21,378
                                                     -----------     -----------      -----------    -----------
         Total interest income                        11,567,516      10,074,351        4,102,946      3,656,150

Interest expense:
   Deposits:
      Interest bearing demand                          1,850,785       1,761,504          657,185        619,991
      Savings                                            213,529         233,518           73,548         73,736
      Time                                               654,561         426,671          234,742        167,351
   Other borrowings                                      261,050         372,476           88,489        123,924
                                                     -----------     -----------     ------------   ------------
         Total interest expense                        2,979,925       2,794,169        1,053,964        985,002
                                                     -----------     -----------     ------------   ------------
Net interest income                                    8,587,591       7,280,182        3,048,982      2,671,148
Loan loss provision                                      295,678         340,288          146,957        101,330
                                                     -----------     -----------     ------------   ------------
Net interest income after loan loss provision          8,291,913       6,939,894        2,902,025      2,569,818

Noninterest income:
   Service charges on deposit accounts                 1,134,418         964,436          399,645        328,506
   Mortgage loan origination and processing fees         734,926         491,309          233,626        209,665
   Gains on sales of mortgage loans                      356,905         250,081          115,708        106,260
   Losses on sales of investment securities
      available-for-sale                                     -          (173,937)             -              -
   Other income                                          707,103         588,067          253,227        194,186
                                                     -----------     -----------     ------------   ------------
         Total noninterest income                      2,933,352       2,119,956        1,002,206        838,617

Noninterest expense:
   Salaries and employee benefits                      3,160,222       2,667,922        1,145,061      1,096,127
   Net occupancy and equipment                           967,323         970,704          349,323        319,641
   Other expenses                                      1,750,827       1,419,118          609,465        481,666
                                                     -----------     -----------     ------------   ------------
         Total noninterest expense                     5,878,372       5,057,744        2,103,849      1,897,434
                                                     -----------     -----------     ------------   ------------
Income before income taxes                             5,346,893       4,002,106        1,800,382      1,511,001
Provision for income taxes                             2,010,060       1,495,273          677,094        563,783
                                                     -----------     -----------     ------------   ------------
Net income                                           $ 3,336,833     $ 2,506,833      $ 1,123,288    $   947,218
                                                     -----------     -----------     ------------   ------------
                                                     -----------     -----------     ------------   ------------
Net income per common share                          $      1.56     $      1.18      $       .53    $       .44
                                                     -----------     -----------     ------------   ------------
                                                     -----------     -----------     ------------   ------------

See accompanying notes.

                       CASCADE BANCORP AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)


                                                                                           UNREALIZED
                                                                                          GAINS(LOSSES)          TOTAL
                                                     COMMON             RETAINED          ON SECURITIES       STOCKHOLDERS'
                                                     STOCK              EARNINGS        AVAILABLE-FOR-SALE       EQUITY
                                                  -----------          -----------      ------------------    -------------
Balance at December 31, 1994                      $ 7,093,607          $ 8,262,066          $(544,738)         $14,810,935

10% stock dividend (176,278 shares)
   declared in June 1995                            2,159,405           (2,159,405)                -                    -

Net change in unrealized gains (losses) on
   securities available-for-sale                           -                    -             568,470              568,470

Net income                                                 -             2,506,833                 -             2,506,833
                                                  -----------          -----------          ----------         -----------
Balance at September 30, 1995                     $ 9,253,012          $ 8,609,494          $   23,732         $17,886,238
                                                  -----------          -----------          ----------         -----------
                                                  -----------          -----------          ----------         -----------

Balance at December 31, 1995                      $ 9,253,012          $ 9,734,936          $   52,007         $19,039,955

10% stock dividend (193,906 shares)
   declared in June 1996                            3,805,405           (3,805,405)                 -                   -

Net change in unrealized gains (losses) on
   securities available-for-sale                           -                    -               44,179              44,179

Net income                                                 -             3,336,833                  -            3,336,833
                                                  -----------          -----------          ----------         -----------

Balance at September 30, 1996                     $13,058,417          $ 9,266,364          $   96,186         $22,420,967
                                                  -----------          -----------          ----------         -----------
                                                  -----------          -----------          ----------         -----------

See accompanying notes.

                          CASCADE BANCORP & SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)


                                                    1996              1995
                                                ------------     -------------

Net cash provided by operating activities       $  2,286,040      $    686,132

Investing activities:
  Purchases of investment securities
    available-for-sale                           (23,838,205)               -
  Purchases of investment securities
    held-to-maturity                                (978,645)               -
  Proceeds from maturities and calls of
    investment securities available-for-sale       2,491,406         4,174,796
  Proceeds from maturities of investment
    securities held-to-maturity                    1,243,215         1,070,000
  Proceeds from sales of investment
    securities available-for-sale                         -          7,784,500
  Net increase in loans                           (7,898,731)      (28,830,128)
  Purchases of premises and equipment, net        (1,039,210)         (260,711)
                                                ------------      ------------
        Net cash used in investing activities    (30,020,170)      (16,061,543)

Financing activities:
  Net increase in deposits                        17,498,939        17,757,924
  Net decrease in short-term borrowings                   -         (2,900,000)
  Net increase in long-term debt                          -          5,000,000
                                                ------------      ------------
        Net cash provided by financing
          activities                              17,498,939        19,857,924
                                                ------------      ------------
Net increase (decrease) in cash and cash
  equivalents                                    (10,235,191)        4,482,513
Cash and cash equivalents at beginning of
  period                                          27,112,461         9,811,579
                                                ------------      ------------

Cash and cash equivalents at end of period      $ 16,877,270      $(14,294,092)
                                                ------------      ------------
                                                ------------      ------------

See accompanying notes.

                       CASCADE BANCORP & SUBSIDIARY
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

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

2.   INVESTMENT SECURITIES

     Investment securities at September 30, 1996 and December 31, 1995 consisted of the following:


                                                                         GROSS               GROSS         ESTIMATED
                                                AMORTIZED              UNREALIZED          UNREALIZED        MARKET
           SEPTEMBER 30, 1996                     COST                   GAINS               LOSSES          VALUE
--------------------------------------        --------------           ----------          ----------     ------------
 Available-for-Sale
 ------------------
 U.S. Government agencies  . . . . . .        $   26,748,659           $  136,843          $    1,604     $ 26,883,898
 U.S. Treasury securities  . . . . . .             4,488,860               19,900                  -         4,508,760
                                              --------------           ----------          ----------     ------------

                                              $   31,237,519           $  156,743          $    1,604     $ 31,392,658
                                              --------------           ----------          ----------     ------------
                                              --------------           ----------          ----------     ------------
 Held-to-Maturity
 ----------------
 Obligations of state and
       political subdivisions  . . . .        $    1,896,721           $    1,446          $   40,737     $  1,857,430
 Other . . . . . . . . . . . . . . . .             1,281,764                   -                   -         1,281,764
                                              --------------           ----------          ----------     ------------
                                              $    3,178,485           $    1,446          $   40,737     $  3,139,194
                                              --------------           ----------          ----------     ------------
                                              --------------           ----------          ----------     ------------

                                                                         GROSS               GROSS         ESTIMATED
                                                AMORTIZED             UNREALIZED          UNREALIZED        MARKET
            DECEMBER 31, 1996                     COST                   GAINS               LOSSES          VALUE
--------------------------------------        --------------           ----------          ----------     ------------
 Available-for-Sale
 ------------------
 U.S. Government agencies  . . . . . .        $    5,394,386           $   13,828          $       -      $  5,408,214
 U.S. Treasury securities  . . . . . .             4,487,408               70,054                  -         4,557,462
                                              --------------           ----------          ----------     ------------

                                              $    9,881,794           $   83,882          $       -      $  9,965,676
                                              --------------           ----------          ----------     ------------
                                              --------------           ----------          ----------     ------------

 Held-to-Maturity
 ----------------
 Obligations of state and
       political subdivisions  . . . .       $     2,189,815           $   16,527          $       -      $  2,206,342
 Other . . . . . . . . . . . . . . . .             1,212,364                   -                   -         1,212,364
                                              --------------           ----------          ----------     ------------
                                             $     3,402,179           $   16,527                  -      $  3,418,706
                                              --------------           ----------          ----------     ------------
                                              --------------           ----------          ----------     ------------

3.  LOANS AND RESERVE FOR LOAN LOSSES

    The composition of the loan portfolio at September 30, 1996 and December 31, 1995 was as follows:
                                             1996              1995
                                         ------------      ------------
 Commercial. . . . . . . . . . . . .     $ 21,232,135      $ 21,710,608
 Real Estate:
      Construction . . . . . . . . .       37,244,646        33,983,778
      Mortgage . . . . . . . . . . .       18,628,706        24,749,955
      Commercial . . . . . . . . . .       43,375,307        31,018,825
 Installment . . . . . . . . . . . .       14,381,803        15,271,595
                                         ------------      ------------
                                          134,862,597       126,734,761
 Less:
      Reserve for loan losses. . . .        1,822,915         1,651,352
      Deferred loan fees . . . . . .          368,369           372,054
                                         ------------      ------------
                                            2,191,284         2,023,406
                                         ------------      ------------
 Loans, net. . . . . . . . . . . . .     $132,671,313      $124,711,355
                                         ------------      ------------
                                         ------------      ------------

    Mortgage loans held for sale of $2,704,332 and $3,009,584 at September 30, 1996 and December 31, 1995, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

    As of September 30, 1996 and December 31, 1995, the Bank also held servicing rights to approximately $135,663,000 and $123,574,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. These mortgage loans are being serviced for the Bank by another financial institution under a sub-servicing agreement. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

     Effective January 1, 1996, the Bank prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires the Bank to recognize as separate assets the rights to service mortgage loans which are acquired through loan origination activities subsequent to December 31, 1995. Effective January 1, 1997 the Bank will be required to adopt the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of
Liabilities" (SFAS 125). Although SFAS 125 supersedes SFAS 122, management believes the effect of adopting SFAS 125 will not be significant. Other assets in the accompanying balance sheet as of September 30, 1996 includes approximately $390,000 for the capitalized mortgage servicing rights.

     The fair value of the capitalized mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. There were no significant changes in the valuation allowance for capitalized mortgage servicing rights during the nine months ended September 30, 1996. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment are note rates, terms and interest methods (i.e., fixed and variable).

     Transactions in the reserve for loan losses for the nine months ended September 30, 1996 and 1995 were as follows:

                                             1996              1995
                                         ------------      ------------

 Balance at beginning of period          $  1,651,352      $  1,172,238
 Provisions charged to operations             295,678           340,288
 Loans charged off                           (134,798)          (49,098)
 Recoveries of loans previously
   charged off                                 10,683            99,378
                                         ------------       -----------
 Balance at end of period                $  1,822,915      $  1,562,806
                                         ------------       -----------
                                         ------------       -----------

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

     The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets at September 30, 1996 and December 31, 1995 (dollars in thousands):

                                             1996              1995
                                         ------------      ------------
Loans on non-accrual status                 $ 799             $  45

Loans past due greater than 90 days
   but not on non-accrual status                9                21

Other real estate owned                         -                 -
                                            -----             -----
Total non-performing assets                 $ 808              $ 66
                                            -----             -----
                                            -----             -----
Percentage of non-performing assets
   to total assets                           .41%              .04%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the nine months ended September 30, 1996 and 1995.

     At September 30, 1996, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  LONG-TERM BORROWINGS

     At September 30, 1996 and December 31, 1995, the Bank had $5.0 million in long-term debt from the Federal Home Loan Bank of Seattle (FHLB) on a three year note due in May 1998, with a fixed interest rate of 6.96%. The borrowings from FHLB are secured by Bank assets.

5.  NET INCOME PER COMMON SHARE

     Net income per common share is net income divided by the weighted average shares outstanding for that period. The weighted average number of common shares outstanding used to compute net income per common share, was approximately 2,133,000 for the nine-month and three-month periods ended September 30, 1996 and 1995. Weighted average shares outstanding consists of common shares outstanding and common stock equivalents attributable to stock
options.   Net income per common share and weighted average shares
outstanding have been restated to retroactively reflect 10% stock dividends declared In June 1996 and 1995.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The following discussion should be read in conjunction with Bancorp's unaudited condensed consolidated financial statements and the notes thereto for the nine-month and three-month periods ended September 30, 1996 and 1995 included in this report.

RESULTS OF OPERATIONS

     Bancorp reported net income of approximately $3,337,000, or $1.56 per share, for the nine months ended September 30, 1996, compared to net income of approximately $2,507,000, or $1.18 per share, for the same period in 1995.
 This represents an increase in net income of 33.1 percent. Net income for the quarter ended September 30, 1996 was approximately $1,123,000, or $.53 per share, compared to net income of approximately $947,000, or $.44 per share, for the same period in 1995, up 18.6 percent.

     Net interest income increased 18.0 percent for the nine months and 14.2 percent for the three months ended September 30, 1996 as compared to the 1995 periods. The net increases during these periods resulted from increases in interest income exceeding the increases in interest expense.

     Total interest income increased approximately $1,493,000 for the nine months and approximately $447,000 for the quarter ended September 30, 1996 as compared to the 1995 periods. These increases were primarily the result of increases in the volume of loans.

     Total interest expense increased approximately $186,000 for the nine months and approximately $69,000 for the quarter ended September 30, 1996 as compared to the 1995 periods. These increases were primarily due to increased volume in interest bearing demand and time deposits.

     The loan loss provision decreased for the nine months and increased for the quarter ended September 30, 1996 as compared to the loan loss provision charged during the 1995 periods. The decrease during the nine months ended September 30, 1996 was primarily due to a decrease in the volume of loan growth. The increase during the quarter ended September 30, 1996 was primarily the result of an increase in charged-off loan activity. Management does not believe the charged-off loan activity in the quarter ended September 30, 1996 is indicative of any trends. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level.
 The Bank's ratio of reserve for loan losses to total loans was 1.35 percent at September 30, 1996 compared to 1.27 percent at December 31, 1995.

     Total noninterest income increased 38.4 percent for the nine months and
19.5 percent for the quarter ended September 30, 1996 as compared to the 1995 periods. Although there were increases in all categories of noninterest income, the increase for the nine months ended September 30, 1996 was predominately due to increases in service charge income of approximately $170,000 and mortgage loan origination and processing fees of approximately $244,000 and a decrease in losses on sales on investment securities available-for-sale of approximately $174,000. The increase for the quarter ended September 30, 1996 was primarily due to increases in service charge income of approximately $71,000 and other income of approximately $59,000.

     Increases in service charge income during 1996 were primarily due to an increase in the volume of deposit activity during the periods presented. The increases in mortgage loan origination and processing fees for the nine months ended September 30, 1996 was primarily due to increased mortgage loan originations in conjunction with a more stable interest rate environment.

     Total noninterest expense increased 16.2 percent for the nine months and
10.9 percent for the quarter ended September 30, 1996 as compared to the 1995 periods. These increases are primarily attributed to Bancorp's increased size and activity levels.

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     Bancorp's total assets increased 11.8 percent to $198.6 million at September 30, 1996 compared to $177.6 million at December 31, 1995, primarily due to an increase in loans and investments which were funded by the increase in deposits. During the quarter ended September 30, 1996 approximately $20 million in investment securities were purchased with excess funds from faster prepayments then anticipated and strong deposit growth. Loan demand continues to be steady with total loans increasing 6.5 percent to $134.9 million at September 30, 1996 compared to $126.7 million at December 31,
1995.   Deposits increased 11.5 percent to $169.9 million at September 30,
1996 compared to $152.4 million at December 31, 1995.

CAPITAL RESOURCES

     During the nine months ended September 30, 1996 Bancorp continued to strengthen its capital resources as total capital increased to $22.4 million, or 11.3 percent of total assets. The increase was primarily the result of the Bank's net income for the nine months ended September 30, 1996.

     At September 30, 1996, Bancorp had a Risk Based Capital Ratio of 15.61 percent and Tier 1 Capital Ratio of 14.42 percent. This was compared to
14.29 percent and 13.13 percent for Risk Based Capital and Tier 1 Capital, respectively, at December 31, 1995.

                                     PART II


OTHER INFORMATION

No other information is required to be reported for the quarter ended September 30, 1996.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CASCADE BANCORP
                                               -------------------------------
                                                        (Registrant)

Date       11/5/96                             By  /s/ Roger J. Shields
      --------------------                        ----------------------------
                                                   Roger J. Shields, President


Date       11/5/96                             By  /s/ Patricia L. Moss
      --------------------                        ----------------------------
                                                  Patricia L. Moss, Chief
                                                     Financial Officer