Form 10KSB
period 1996-12-31
CASCADE BANCORP
filed 1997-03-28
CIK 865911

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ----------------------

                                     FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:   December 31, 1996
                                          --------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the transition period from __________ to _________

                  Commission file number:           0-23322
                                       -------------------------

                                   CASCADE BANCORP
                    (Name of small business issuer in its charter)

        Oregon                                                   93-1034484
(State of Incorporation)                      (I.R.S. Employer Identification #)

        1100 NW Wall Street, Bend, Oregon                    97701
(Address of issuer's principal executive offices)          (Zip Code)

                                    (541) 385-6205
                             (Issuer's telephone number)

                              --------------------------

    Securities registered under Section 12(b) of the Exchange Act:   None

    Securities registered under Section 12(g) of the Exchange Act:

                              Common Stock, no par value
                                   (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ____ ]

State issuer's revenues for its most recent fiscal year. $19,892,803.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $61,322,801 AGGREGATE MARKET VALUE AS OF MARCH 12, 1997, BASED ON THE AVERAGE BID AND ASKED PRICE.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,132,967 SHARES OF NO PAR VALUE COMMON STOCK ON MARCH 12, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference from the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1996. Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 21, 1997.

Transitional Small Business Disclosure Format (check one):  Yes     ; No  X
                                                               -----    -----

                                   CASCADE BANCORP
                                     FORM 10-KSB
                                    ANNUAL REPORT
                                  TABLE OF CONTENTS


PART I                                                                      PAGE

Item 1.  DESCRIPTION OF BUSINESS..............................................3

Item 2.  DESCRIPTION OF PROPERTY.............................................19

Item 3.  LEGAL PROCEEDINGS...................................................19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................19


PART II

         (Items 5, 6 and 7 are incorporated by reference from Cascade Bancorp's 1996 Annual Report to Shareholders)

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................20

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION................................................20

Item 7.  FINANCIAL STATEMENTS................................................20

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................20


PART III

         (Items 9 through 12 are incorporated by reference from Cascade Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 21, 1997.)

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT.................................................21

Item 10. EXECUTIVE COMPENSATION..............................................21

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......21

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21

Item 13. EXHIBITS AND REPORTS ON FORM 8-K....................................21
         Index to Consolidated Financial Statements .........................23


SIGNATURES....................................................................24

                                        PART I

ITEM 1.  BUSINESS

COMPANY

    Cascade Bancorp (the "Company") is a bank holding company formed in 1990 and headquartered in Bend, Oregon. At the present time, the Company is engaged predominately in commercial banking activities through its subsidiary, Bank of the Cascades, (the "Bank"), a state chartered, FDIC insured commercial bank. At December 31, 1996 the Company had total consolidated assets of $201 million, net loans of $132 million, and deposits of $171 million. In January 1997, the Company opened its first non-bank subsidiary, Cascade Finance. Cascade Finance will offer consumer loans and retail lending programs which will provide the Company with the opportunity to broaden its market with complimentary services.

BANK

    The Bank was chartered as a state bank in March 1976 and opened for business in February 1977. The Bank serves individuals, small and medium-sized businesses, and professionals located in and adjacent to the communities of Bend, Redmond, Sunriver, Sisters and Prineville, in Deschutes and Crook County, Oregon. Through its eight branches, the Bank offers a broad range of commercial and personal banking services to its customers. The Bank focuses its lending activities primarily on small to medium-sized businesses in diversified industries. In addition, the Bank provides real estate construction and development loans, municipal and industrial loans, consumer loans, and originates and sells residential mortgage loans. The Bank's headquarters is located in downtown Bend, Oregon. The headquarters includes administrative offices, a mortgage lending office, and a separate data processing and drive-up facility.

BUSINESS STRATEGY

    The Bank's business strategy is to continue to grow while maintaining high asset quality, and includes the following components:

    /X/       Emphasizing customer service

    /X/       Attracting and retaining core deposits

    /X/       Targeting its lending programs to the local market

    /X/       Originating and selling mortgage loans

    /X/       Prudently managing credit quality and interest rate risk

    /X/       Effectively cross selling products and services

    /X/       Expanding the branch system as opportunities arise

    EMPHASIZING CUSTOMER SERVICE. The Bank differentiates itself in its market by a culture in which customers are the highest priority in all aspects of the Company's operations. Ongoing employee training focuses on customer needs, responsiveness and courtesy to customers. Community and customer feedback helps the Bank monitor its service and products.

    ATTRACTING AND RETAINING CORE DEPOSITS. The Bank emphasizes the development of core deposit relationships because such deposits provide a stable source of funds for operations at a relatively low cost, and because core deposit customers are more likely to purchase other banking services. Core deposits include interest-bearing and non-interest bearing checking and savings accounts. The Bank's core deposits are approximately $153 million at December 31, 1996.

    TARGETING ITS LENDING PROGRAMS TO THE LOCAL MARKET. In addition to commercial and consumer loans, the Bank offers real estate construction and development loans, municipal and industrial loans, and commercial owner-occupied real estate loans. Through discussions with current and prospective customers, the Bank designs specific loan products to serve small and medium-sized businesses and professionals in its local market area. For example, the Bank has developed a construction/permanent loan program which management believes has generated significant additional lending opportunities among local developers and contractors.

    ORIGINATING AND SELLING MORTGAGE LOANS. The Bank actively markets its mortgage loan origination services to real estate brokers, builders and directly to borrowers. Management emphasizes the Bank's loan application turnaround time and efficient loan processing. The Bank offers mortgage loans which include construction loans, 15 year and 30 year fixed rate mortgage loans and certain types of adjustable rate mortgages. Substantially all mortgage loans which are originated are sold into the secondary market. Management evaluates on an ongoing basis whether to sell originated mortgage loans on a servicing released or servicing retained baisis. At December 31, 1996, the Bank held servicing rights to approximately $143 million in mortgage loans which have been sold into the secondary market and which are currently being serviced by another financial institution under contract with the Bank.

    PRUDENTLY MANAGING CREDIT QUALITY AND INTEREST RATE RISK. The Bank has implemented loan policies and underwriting practices which allows the Bank to prudently manage credit risk. The Bank's risk management objectives are to maintain an appropriate mix among core deposits and time deposits and to provide adequate funding for the Bank's loan and investment activities. The Bank does not use brokered deposits as a source of funds. The Bank retains, for its loan portfolio, interim construction loans, selected variable rate real estate loans, business and commercial credits, and consumer loans. Fixed rate conventional mortgages are sold to lessen exposure to interest rate risk. There can be no assurance, however, that the Bank's strategies will continue to be successful.

    EFFECTIVELY CROSS-SELLING PRODUCTS AND SERVICES. The Bank emphasizes the development of long-term and mutually beneficial relationships with its customers. The sale of more than one product or service to a customer is an essential element of this strategy. In addition to a variety of loan products, the Bank offers a broad range of deposit services, including checking, savings, and money market accounts, time deposits and individual retirement accounts.
The Bank also provides credit cards, credit-related insurance, cash management services, automatic teller machines, and safe deposit boxes. Management intends to continue responding to market and product opportunities as they occur in the areas the Bank serves.

    EXPANDING THE BRANCH SYSTEM AS OPPORTUNITIES ARISE. Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Director of the State of Oregon Department of Consumer and Business Services, Division of Finance Corporate Securities, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. The Bank's management intends to continue to expand its branch system as appropriate opportunities are identified.

EMPLOYEES

    Cascade Bancorp has no employees other than its executive officers, who are also employees of Bank of the Cascades. As of December 31, 1996, the Bank had 133 full-time equivalent employees. None of the employees of the Company or the Bank are subject to a collective bargaining agreement. The Company and Bank considers its relationships with its employees to be good.

COMPETITION

    Commercial banking in Central Oregon is highly competitive with respect to both loans and deposits. The Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other factors. Many of these competitors have greater resources than the Bank and therefore have larger lending capabilities and provide other services that the Bank does not offer.

    The Bank competes for customers principally through the range and quality of the services it provides. The Bank believes its "Home-Town" banking philosophy and its focus on small and medium-sized businesses and on professionals enables it to compete effectively with other financial institutions for the loans and deposits it seeks. To serve customers whose borrowing requirements exceed its lending limits, the Bank arranges participations with other financial institutions.

    Management believes the Bank is able to compete effectively in its market due to several factors. The Bank's lending officers and senior managers have significant experience in the Central Oregon area which enables them to maintain close working relationships with their customers. In addition, the Bank emphasizes customer service in all aspects of its operations, and management believes the Bank is able to respond more quickly to customer requests and market opportunities than its larger competitors.

INTERSTATE BANKING LEGISLATION

    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt-out" of the interstate branching authority by taking appropriate legislative action prior to the commencement date. States may also "opt-in" early (i.e. prior to June 1, 1997) to the interstate branching provisions. Effective February 27, 1995, the State of Oregon decided to "opt-in" to the interstate branching provisions.

SUPERVISION AND REGULATION

    The Company and the Bank are extensively regulated under Federal and State law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank. The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new Federal or State legislation may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

    The Company is a one-bank holding company within the meaning of the Bank Holding Company Act (Act), and as such, it is subject to regulation, supervision and examination by the Federal Reserve Bank (FRB). The Company is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require.

    The Act requires every bank holding company to obtain the prior approval of the FRB before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantial anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

    With certain exceptions, the Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

FEDERAL AND STATE BANK REGULATION

    The Bank, as a Federal Deposit Insurance Corporation (FDIC) insured bank which is not a member of the Federal Reserve System, is subject to the supervision and regulation of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, and to the supervision and regulation of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

    The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank's current CRA rating is "Outstanding".

    The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions.

    Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each Federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank already meets substantially all the standards which are likely to be adopted, and therefore does not believe that the implementation of these regulatory standards will materially affect the Company's business operations.

DEPOSIT INSURANCE

    As a member institution of the FDIC, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), and the Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

    The FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Generally, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF.
Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern.

    On November 14, 1995, the FDIC Board of Directors voted to further reduce the insurance premiums paid on deposits covered by BIF and to maintain existing assessment rates for deposits covered by the Savings Association Insurance Fund
(SAIF). Effective for the first semiannual assessment period of 1996, assessment rates were lowered by four cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. The four-cent reduction in BIF rates utilizes the "adjustment" procedure established by the FDIC Board to change rates within a five-cent range without first having to seek public comment. As a result of the changes in the FDIC's deposit insurance structure, management believes the Bank's FDIC insurance premiums in 1997 will primarily consist of the annual minimum requirement.

DIVIDENDS

    The principal source of the Company's cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks: (1) no dividends may be paid which would impair capital; (2) until the surplus fund of a bank is equal to 50% of its capital, no dividends may be declared unless there has been carried to the surplus account no less than one fifth of its net profits for the dividend period; and (3) dividends are payable only out of a bank's undivided profits.

    In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The Bank and the Company are not currently subject to any regulatory restrictions on their dividends other than those noted above.

CAPITAL ADEQUACY

    The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

    The FRB and FDIC have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and Federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

    Tier 1 capital for bank holding companies includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a FRB rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the FRB) and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instrument; (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

    Banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

    Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

    The FRB also has implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FRB expects an additional cushion of at least 1% to 2%.

    As of December 31, 1996, the Company was in compliance with applicable capital requirements, as shown in the following tables (dollars in thousands):

Risk Based Capital Ratios:                               Amount          Ratio
                                                      ----------       --------
Tier 1 capital . . . . . . . . . . . . . . . . .      $   23,190         15.39%
Minimum Tier 1 capital requirement . . . . . . .           6,027          4.00%

Total capital. . . . . . . . . . . . . . . . . .          24,881         16.51%
Minimum total capital requirement. . . . . . . .          12,054          8.00%

Risk-adjusted assets . . . . . . . . . . . . . .      $  150,678            N/A

Leverage Ratio:
Tier 1 Capital . . . . . . . . . . . . . . . . .      $   23,190         11.48%
Minimum leverage requirement . . . . . . . . . .           6,062          3.00%

Average adjusted total assets. . . . . . . . . .      $  202,053            N/A

    The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Under the regulations, the Company is considered "well capitalized."

MONETARY POLICY

    The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also effect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

CONSOLIDATED STATISTICAL INFORMATION

    The following tables present certain financial and statistical information with respect to the Company for the periods indicated. Most of the information is required by Guide 3, "Statistical Disclosure by Bank Holding Companies", by the Securities and Exchange Commission. At the beginning of each table, information is presented as to the nature of data disclosed in the table.

RETURN ON EQUITY AND ASSETS

    The following table sets forth the Company's return on average assets and equity for the years ended December 31, 1996 and 1995 (dollars in thousands):

                                                       Year ended December 31,
                                                       -----------------------
                                                          1996           1995
                                                       ---------      ---------
Net income . . . . . . . . . . . . . . . . . . .       $   4,513      $   3,632
Average total assets . . . . . . . . . . . . . .         189,216        162,378
Return on average total assets . . . . . . . . .           2.39%          2.24%

Net Income . . . . . . . . . . . . . . . . . . .       $   4,513      $   3,632
Average equity . . . . . . . . . . . . . . . . .          21,445         17,007
Return on average equity . . . . . . . . . . . .          21.04%         21.36%

Average equity . . . . . . . . . . . . . . . . .       $  21,445      $  17,007
Average total assets . . . . . . . . . . . . . .         189,216        162,378
Average equity to assets ratio . . . . . . . . .          11.33%         10.47%

SELECTED QUARTERLY FINANCIAL DATA

    The following table sets forth the Company's unaudited data regarding operations for each quarter of 1996 and 1995. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein (in thousands, except per share amounts):

                                                   1996 Quarters Ended
                                         --------------------------------------
                                          Dec. 31  Sept. 30   June 30   Mar. 31
                                          -------  --------  --------  --------
Interest income                          $  4,244  $  4,103  $  3,762  $  3,703
Interest expense                            1,072     1,054       969       957
                                         --------  --------  --------  --------
Net interest income                         3,172     3,049     2,793     2,746
Loan loss provision                           137       147        66        82
                                         --------  --------  --------  --------
Net interest income after
   loan loss provision                      3,035     2,902     2,727     2,664
Noninterest income                          1,196     1,002       954       929
Noninterest expense                         2,344     2,104     1,845     1,881
                                         --------  --------  --------  --------
Income before income taxes                  1,887     1,800     1,836     1,712
Provision for income taxes                    712       677       690       643
                                         --------  --------  --------  --------
Net income                               $  1,175  $  1,123  $  1,146  $  1,069
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Weighted average number
  of shares outstanding (1)                 2,133     2,133     2,133     2,133
Net income per share (1)                    $0.55     $0.53     $0.54     $0.50

                                                    1995 Quarters Ended
                                          --------------------------------------
                                          Dec. 31  Sept. 30   June 30   Mar. 31
                                         --------  --------  --------  --------
Interest income                          $  3,830  $  3,656  $  3,408  $  3,010
Interest expense                              975       985       984       825
                                         --------  --------  --------  --------
Net interest income                         2,855     2,671     2,424     2,185
Loan loss provision                           141       101       182        57
                                         --------  --------  --------  --------
Net interest income after
   loan loss provision                      2,714     2,570     2,242     2,128
Noninterest income                          1,046       839       814       467
Noninterest expense                         2,153     1,898     1,626     1,534
                                         --------  --------  --------  --------
Income before income taxes                  1,607     1,511     1,430     1,061
Provision for income taxes (2)                482       564       528       403
                                         --------  --------  --------  --------
Net income                               $  1,125    $  947    $  902    $  658
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Weighted average number
  of shares outstanding (1)                 2,133     2,133     2,133     2,133
Net income per share (1)                    $0.53     $0.44     $0.42     $0.31

___________________

(1) Adjusted to give retroactive effect to 10% stock dividends declared in June 1996 and 1995.

(2) During the quarter ended December 31, 1995 the Company recognized a one-time state income tax credit of approximately $120,000.

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

    The following table presents the Company's average balance sheets as well as certain rates earned and rates paid for the years ended December 31, 1996 and 1995 (dollars in thousands):

                                                      Year ended December 31, 1996         Year ended December 31, 1995
                                                  -----------------------------------   ---------------------------------
                                                                 Interest     Average                Interest     Average
                                                    Average       Income/    Yield or     Average     Income/    Yield or
                                                    Balance       Expense       Rates     Balance     Expense       Rates
                                                  ---------      --------    --------   ---------    --------    --------
Assets
    Taxable securities                            $  18,717      $  1,273       6.80%   $  18,964    $  1,227       6.47%
    Non-taxable securities (1)                        2,155            94       4.36%       2,876         122       4.24%
    Federal funds sold                                7,241           381       5.26%       2,812         155       5.51%
    Loans (2)(3)(4)                                 137,798        14,064      10.21%     121,883      12,400      10.17%
                                                  ---------      --------               ---------    --------
    Total earning assets/interest income            165,911        15,812       9.53%     146,535      13,904       9.49%
    Reserve for loan losses                          (1,764)                               (1,417)
    Cash and due from banks                          14,530                                10,447
    Premises and equipment, net                       3,810                                 3,337
    Accrued interest and other assets                 6,729                                 3,476
                                                  ---------                             ---------
Total assets                                      $ 189,216                             $ 162,378
                                                  ---------                             ---------
                                                  ---------                             ---------

Liabilities and Stockholders' Equity
    Interest bearing demand deposits              $  83,154      $  2,530       3.04%   $  73,426    $  2,384       3.25%
    Savings deposits                                 12,975           286       2.20%      13,227         304       2.30%
    Time deposits                                    17,235           873       5.07%      13,506         621       4.60%
    Other borrowings                                  5,173           363       7.02%       6,892         460       6.67%
                                                  ---------      --------               ---------    --------
    Total interest bearing
       liabilities/interest expense                 118,537         4,052       3.42%     107,051       3,769       3.52%
    Demand deposits                                  46,886                                36,353
    Other liabilities                                 2,348                                 1,967
                                                  ---------                             ---------
Total liabilities                                   167,771                               145,371
Stockholders' equity                                 21,445                                17,007
                                                  ---------                             ---------
Total liabilities and stockholders' equity       $  189,216                            $  162,378
                                                  ---------                             ---------
                                                  ---------                             ---------
                                                                ---------                           ---------
Net interest income                                             $  11,760                           $  10,135
                                                                ---------                           ---------
                                                                ---------                           ---------
Net interest spread                                                             6.11%                               5.97%
                                                                               ------                             -------
                                                                               ------                             -------
Net interest income to earning assets                                           7.09%                               6.92%
                                                                               ------                             -------
                                                                               ------                             -------

_____________________

(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2) Average non-accrual loans included in the computation of average loans was insignificant for 1996 and 1995.
(3) Loan related fees recognized during the period and included in the yield calculation totalled approximately $780,000 in 1996 and $849,000 in 1995.
(4) Includes mortgage loans held for sale.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

    The following table shows the dollar amount of the increase (decrease) in the Company's consolidated interest income and expense and attributes such
dollar amounts to changes in volume as well as changes in rates.   Rate/volume
variances which were immaterial have been allocated equally between rate and volume changes (dollars in thousands).

                                                                Year ended December 31,
                                       ---------------------------------------------------------------------------
                                                 1996 over 1995                          1995 over 1994
                                       ------------------------------------   ------------------------------------
                                                        Amount of Change                         Amount of Change
                                           Total          Attributed to          Total             Attributed to
                                         Increase     ---------------------     Increase     ---------------------
                                        (Decrease)     Volume         Rate     (Decrease)     Volume         Rate
                                        ---------     --------       ------    ---------     --------      -------
Interest income:
    Interest and fees on loans           $  1,664     $  1,617        $  47     $  4,213     $  3,526       $  687
    Taxable securities                         46          (16)          62         (447)        (449)           2
    Non-taxable securities                    (28)         (31)           3          (58)         (50)          (8)
    Federal funds sold                        226          238          (12)          35          (21)          56
                                        ---------     --------       ------    ---------     --------      -------
    Total interest income                   1,908        1,808          100        3,743        3,006          737

Interest expense:
    Interest on deposits:
    Interest bearing demand                   146          308         (162)       1,137          597          540
    Savings                                   (18)          (6)         (12)         (95)        (108)          13
    Time deposits                             252          181           71          159            7          152
    Other borrowings                          (97)        (118)          21          411          348           63
                                        ---------     --------       ------    ---------     --------      -------
    Total interest expense                    283          365          (82)       1,612          844          768
                                        ---------     --------       ------    ---------     --------      -------

Net interest spread                      $  1,625     $  1,443       $  182     $  2,131     $  2,162       $  (31)
                                        ---------     --------       ------    ---------     --------      -------
                                        ---------     --------       ------    ---------     --------      -------

INTEREST RATE SENSITIVITY TABLE

    Set forth below is a table showing the interest rate sensitivity of the Company's assets and liabilities over various repricing periods and maturities, as of December 31, 1996. Maturities are based on contractual terms and repricing amounts are based on actual historical experiences (dollars in thousands):

                                                           After 90      After
                                                             days      one year       After
                                               Within       within      within        five
                                              90 days      one year   five years      years        Total
                                             ---------    ---------   ----------    ---------    ---------
INTEREST EARNING ASSETS:
    Investments & fed funds sold             $  12,462    $   9,272    $  12,152    $   3,236    $  37,122
    Loans                                       26,179       35,842       44,223       27,447      133,691
                                             ---------    ---------   ----------    ---------    ---------
         Total interest earning assets       $  38,641    $  45,114   $   56,375    $  30,683    $ 170,813
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------
INTEREST BEARING LIABILITIES:
    Interest-bearing demand deposits         $  33,032    $  23,598   $   24,552    $   7,963    $  89,145
    Savings deposits                                 -            -        4,156        8,355       12,511
    Time deposits                                5,358        9,473        3,081           30       17,942
                                             ---------    ---------   ----------    ---------    ---------
         Total interest bearing deposits        38,390       33,071       31,789       16,348      119,598
                                             ---------    ---------   ----------    ---------    ---------
    Other borrowings                                 -            -        5,000            -        5,000
         Total interest bearing liabilities  $  38,390    $  33,071   $   36,789    $  16,348    $ 124,598
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------

Interest rate sensitivity gap                $     251    $  12,043   $   19,586    $  14,335       46,215
Interest rate gap as a percentage
    of total interest earning assets             0.15%        7.05%       11.47%        8.39%       27.06%
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------

Cumulative interest rate sensitivity gap     $     251    $  12,294    $  31,880    $  46,215    $  46,215
Cumulative interest rate gap as a percentage
    of total interest earning assets             0.15%        7.20%       18.66%       27.06%          N/A
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------

LOAN PORTFOLIO

    Interest earned on the loan portfolio is the primary source of income for the Bank. Net loans represent 65% of total assets as of December 31, 1996. Although the Bank strives to serve the credit needs of its service area, its primary focus is on real estate related and commercial credits. The Bank makes substantially all of its loans to customers located within the Bank's service areas. The Bank has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Bank has no significant agricultural loans. The following table presents the composition of the Bank's loan portfolio, at the dates indicated (dollars in thousands):

                                              December 31,
                                       -------------------------
                                          1996           1995
                                       ----------     ----------
 Commercial. . . . . . . . . . . .     $   22,485     $   21,711
 Real Estate:
     Construction. . . . . . . . .         34,375         33,984
     Mortgage. . . . . . . . . . .         19,774         24,750
     Commercial. . . . . . . . . .         42,391         31,019

 Installment . . . . . . . . . . .         14,666         15,271
                                         --------       --------
                                          133,691        126,735
 Less:
     Reserve for loan losses . . .          1,691          1,651
     Deferred loan fees. . . . . .            373            372
                                         --------       --------
                                            2,064          2,023
                                         --------       --------
                                       $  131,627     $  124,712
                                         --------       --------
                                         --------       --------

    At December 31, 1996, the maturities of all loans by category were as follows (dollars in thousands):

                                        Due after
                                        one, but
                        Due within     within five    Due after
Loan Category            one year         years       five years       Total
--------------------    ----------     -----------    -----------    ----------
Commercial. . . . .     $   13,133     $    8,540     $      812     $   22,485

Real Estate:
   Construction . .         28,469          3,599          2,307         34,375
    Mortgage. . . .          7,841         11,214            719         19,774
    Commercial. . .          6,712         12,740         22,938         42,390
Installment . . . .          5,866          8,130            671         14,667
                        ----------     ----------     ----------     ----------
                        $   62,021     $   44,223     $   27,447     $  133,691
                        ----------     ----------     ----------     ----------
                        ----------     ----------     ----------     ----------

    Variable rate loans due after one year totaled $44,349 at December 31, 1996 and loans with predetermined or fixed rates due after one year totaled $27,321 at December 31, 1996.

LENDING AND CREDIT MANAGEMENT

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

    The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets (dollars in thousands):

                                                               December 31,
                                                            -----------------
                                                             1996        1995
                                                            -----       -----
Loans on non-accrual status . . . . . . . . . . . . .       $  50       $  45
Loans past due 90 days or more
   but not on non-accrual status . . . . . . . . . .           27          21
Other real estate owned . . . . . . . . . . . . . . .           -           -
                                                            -----       -----
Total non-performing assets . . . . . . . . . . . . .       $  77       $  66
                                                            -----       -----
                                                            -----       -----
Percentage of non-performing assets
   to total assets . . . . . . . . . . . . . . . . .         .04%        .04%

    The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income was insignificant in 1996 and 1995.

    At December 31, 1996, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

ALLOCATION OF RESERVE FOR LOAN LOSSES

    The Bank does not normally allocate the reserve for loan losses to specific loan categories. An allocation to these major categories is made below for presentation purposes. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure the Bank's assessment at a point in time of perceived credit loss exposure and the impact of current and anticipated economic conditions. A schedule dividing the reserve for loan losses into allocated and unallocated categories is furnished on the following page (dollars in thousands):

                                            December 31,
                      --------------------------------------------------------
                               1996                           1995
                      ------------------------        ------------------------
                                Percentage of                   Percentage of
                                loans in each                   loans in each
                                 category to                     category to
                      Amount     total loans          Amount     total loans
                     --------   -------------        --------   -------------
Commercial . . . . . $    145              17%       $    153              17%
Real Estate:
  Construction . . .      227              26             218              27
  Mortgage . . . . .       78              15              80              20
  Commercial . . . .      186              32             148              24
Installment . . . .        92              10              94              12
Unallocated . . . .       963               -             958               -
                     --------   -------------        --------   -------------
                     $  1,691             100%       $  1,651             100%
                     --------   -------------        --------   -------------
                     --------   -------------        --------   -------------

RESERVE FOR LOAN LOSSES

    The provision for loan losses charged to operating expense is based on the Bank's loan loss experience and such other factors which, in management's judgement, deserve recognition in estimating possible loan losses. Management monitors the loan portfolio to ensure that the reserve for loan losses is adequate to cover outstanding loans on non-accrual status and any current loans deemed to be in serious doubt of repayment according to each loan's repayment plan. The following table summarizes the Bank's reserve for loan losses and charge-off and recovery activity (dollars in thousands):

                                                        Year ended December 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
Loans outstanding at
   end of period . . . . . . . . . . . . . . .         $  133,691  $  126,735
                                                        ----------  ----------
                                                        ----------  ----------

Average loans outstanding
   during the period . . . . . . . . . . . . .         $  137,798  $  121,883
                                                        ----------  ----------
                                                        ----------  ----------

Reserve balance,
   beginning of period . . . . . . . . . . . .         $    1,651  $    1,172

Recoveries:
   Commercial. . . . . . . . . . . . . . . . .                  2          70
   Real Estate:
      Construction . . . . . . . . . . . . . .                  -           -
      Mortgage . . . . . . . . . . . . . . . .                  -           -
      Commercial . . . . . . . . . . . . . . .                  -           1
   Installment . . . . . . . . . . . . . . . .                 28          30
                                                        ----------  ----------
                                                               30         101

Loans charged off:
   Commercial. . . . . . . . . . . . . . . . .               (212)        (24)
   Real Estate:
      Construction . . . . . . . . . . . . . .                  -           -
      Mortgage . . . . . . . . . . . . . . . .                (50)          -
      Commercial . . . . . . . . . . . . . . .                  -          (2)
    Installment. . . . . . . . . . . . . . . .               (160)        (77)
                                                        ----------  ----------
                                                             (422)       (103)
                                                        ----------  ----------
Net loans charged-off. . . . . . . . . . . . .               (392)         (2)
Provision charged to operations. . . . . . . .                432         481
                                                        ----------  ----------
Reserve balance, end of period . . . . . . . .         $    1,691  $    1,651
                                                        ----------  ----------
                                                        ----------  ----------

Ratio of net loans charged-off
   to average loans outstanding. . . . . . . .                28%        .00%
                                                        ----------  ----------
                                                        ----------  ----------

Ratio of reserve for loan losses
   to loans at end of period . . . . . . . . .              1.26%       1.30%
                                                        ----------  ----------
                                                        ----------  ----------

INVESTMENT PORTFOLIO

     The following table shows the carrying value of the Bank's portfolio of investments at December 31, 1996 and 1995 (dollars in thousands). See Notes 1 and 3 of Notes to Consolidated Financial Statements for more information about investment securities at December 31, 1996 and 1995.

                                                             December 31,
                                                       ----------------------
                                                           1996        1995
                                                       ----------   ---------
U.S. Treasury securities. . . . . . . . . . . . . .    $    4,009   $   4,558
U.S. Government and agency securities . . . . . . .        20,468       5,408
Obligations of state and political subdivisions . .         2,013       2,190
                                                       ----------   ---------
  Total debt securities . . . . . . . . . . . . . .        26,490      12,156

Federal Home Loan Bank stock. . . . . . . . . . . .         1,307       1,212
                                                       ----------   ---------

    Total investment securities . . . . . . . . . .    $   27,797   $  13,368
                                                       ----------   ---------
                                                       ----------   ---------

    The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 1996 (dollars in thousands):

                                               Due in                    Due after one year               Due five years
                                          one year or less               through five years              through ten years
                                          ----------------               ------------------              -----------------
                                                     Weighted                         Weighted                      Weighted
                                        Carrying     average           Carrying        average          Carrying    average
                                         value       yield (1)          value          yield (1)         value     yield (1)
                                     ------------   -----------     ------------      ----------      ---------    ---------
AVAILABLE-FOR-SALE
U.S. Treasury securities .........  $       3,010      6.05%        $        999         6.61%       $        -         -
U.S. Government agencies .........          2,503      6.01%              16,036         7.05%            1,929      7.30%
                                    -------------                   ------------                     ----------
                                            5,513                         17,035                          1,929
HELD-TO-MATURITY
Obligations of state and                      889      4.04%               1,124         5.08%                -      5.35%
 political subdivisions ..........              -         -                    -            -             1,307      5.98%
                                     -------------                   ------------                     ----------
Federal Home Loan Bank stock (2)..            889                          1,124                          1,307
                                    -------------                   ------------                     ----------

        Total                        $      6,402      5.75%        $     18,159         6.91%        $   3,236      6.77%
                                     ------------   -----------     ------------      ----------      ---------    ---------
                                     ------------   -----------     ------------      ----------      ---------    ---------


(1) Yields on tax-exempt securities have not been stated on a tax equivalent basis.
(2)  No stated maturity.

DEPOSIT LIABILITIES AND TIME DEPOSIT MATURITIES

    The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

                                     Years ended December 31,
                      ----------------------------------------------------------
                                1996                           1995
DEPOSIT LIABILITIES            Average                        Average
                      ----------------------------    --------------------------
                       Amount          Rate Paid       Amount         Rate Paid
                      ----------------------------    --------------------------
Demand............ $   46,886             N/A      $   36,353             N/A
Interest-bearing
 demand...........     83,154            3.04%         73,426            3.25%
Savings...........     12,975            2.20%         13,227            2.30%
Time..............     17,235            5.07%         13,506            4.60%
                     --------                        --------
  Total Deposits.. $  160,250                      $  136,512
                     --------                        --------
                     --------                        --------

As of December 31, 1996 the Bank's time deposit liabilities had the following times remaining to maturity (dollars in thousands):

                               Time deposits of               All other
                             $100,000 or more (1)          Time deposits (2)
                            ----------------------     -----------------------
Remaining time to maturity  Amount       Percent        Amount       Percent
--------------------------  ----------------------     -----------------------
3 months or less.......... $   800         33.35%     $  4,558         29.33%
Over 3 months
  through 6 months........     413         17.22%        4,525         29.11%
Over 6 months
  through 12 months.......   1,080         45.01%        3,455         22.23%
Over 12 months............     106          4.42%        3,005         19.33%

                            ----------------------     -----------------------
   Total.................. $ 2,399        100.00%     $ 15,543        100.00%
                            ----------------------     -----------------------
                            ----------------------     -----------------------

---------------
(1) Time deposits of $100,000 or more represent 1.50% of total deposits as of December 31, 1996.
(2) All other time deposits represent 9.70% of total deposits as of December 31, 1996.

ITEM 2.  PROPERTY

    MAIN OFFICE. The Bank's Main Office opened in September of 1990 and is located at 1100 N. W. Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank, however, the land on which the buildings are situated is leased. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. Monthly rental is $4,600 per month with adjustments every five years by mutual agreement of landlord and tenant. The main branch and administrative offices occupy the main floor, and the mortgage lending office occupies approximately 2,400 square feet on the second floor. An expansion of approximately 6,000 square feet for bank operations, training and human resources was completed in 1996. A separate data processing and drive-up facility is also located on site.

    THIRD & REVERE BRANCH.  The Bank's original Main Office was located at 1700
N. E. Third Street, Bend, Oregon. The building now serves as a branch of the Bank and provides approximately 4,800 square feet of space. The building is owned by the Bank, however, the land on which it is situated is leased. The ground lease is for 50 years and commenced in August 1976. Currently the monthly rental is $4,280. The monthly rental amount is subject to change every five years based upon a percentage of the increase in appraised value of the property.

    SOUTH BEND BRANCH. The South Bend Branch opened in March 1979 and consists of approximately 2,500 square feet. The building is owned by the Bank, however, the land on which the building is situated is leased. The lease terms extend through November 2028. Currently the monthly rental is $2,908. The monthly rental amount is subject to change every three years by a percentage equal to the increase/decrease in the consumer price index.

    SUNRIVER BRANCH. The Sunriver Branch opened in April 1980 and is located at the Sunriver Mall, Sunriver, Oregon, and consists of approximately 1,816 square feet. The land and building are leased by the Bank. The current lease extends through 1999. Currently the monthly rental is $3,700. Construction is underway on a free standing building of approximately 2,400 square feet near the existing branch. The new lease term will extend through 2012 (subject to seven options to extend of five years each). The monthly rental is $1,836. The monthly rental amount is subject to change every five years based on any percentage increase in the real market value of the premises. The old lease was cancelled as a condition of the new lease.

    SISTERS BRANCH. The Sisters Branch commenced operations in November 1985 when the Bank purchased the branch from another financial institution. The branch is located at 175 S. E. Main, Sisters, Oregon and consists of approximately 2,200 square feet. The building and land are owned by the Bank.

    REDMOND BRANCH. The Redmond Branch opened in June of 1992 and consists of approximately 3,800 square feet. The land and building are leased. The lease term extends to 2022. The current monthly rental is $2,614 and is subject to change every five years with a 3 percent per year escalation clause.

    PRINEVILLE BRANCH. The Prineville Branch was acquired in April 1994 from the Resolution Trust Corporation. The Branch is located at 103 W. Third Street, Prineville, Oregon and consists of approximately 2,014 square feet. The building and land are owned by the Bank.

    EAST BEND BRANCH. The East Bend Branch opened in December, 1995 and is located in the Safeway Supermarket. The Bank leases 600 square feet of floor space. The lease term extends through 2000 with two options to extend the term by five years each. The current monthly rental is $2,750. Monthly rental is subject to change every five years by a percentage equal to the increase/decrease in the consumer price index.

    In the opinion of management all of the Bank's properties are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

    The Bank is from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no threatened or pending proceedings against the Company or Bank, which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

    The information called for by items 5, 6, and 7 of Part II is included in Cascade Bancorp's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference as follows:

                                                                 CASCADE BANCORP
                                                                  ANNUAL REPORT
                                                                 TO SHAREHOLDERS
                                                                     PAGE NO.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.......................      6


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    4-6


ITEM 7.  FINANCIAL STATEMENTS...........................................   8-22


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                       PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information called for by this item is located on pages 2, 3 and 7 of Cascade Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 21, 1997, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         The information called for by this item is located on page 4 and 5 of Cascade Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 21, 1997, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is located on page 1 of Cascade Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 21, 1997, and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is located on page 7 of Cascade Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 21, 1997, and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form-10KSB. The financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements, and are incorporated herein by reference.

         3.1 ARTICLES OF INCORPORATION. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

         3.2       BYLAWS.  As amended, filed as exhibit 3.1 to registrant's
                   Form 10-QSB report for   the quarter ended March 31, 1995,
                   and incorporated herein by reference.

         10.1 REGISTRANT'S 1994 INCENTIVE STOCK OPTION PLAN. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

         10.2 INCENTIVE STOCK OPTION PLAN LETTER AGREEMENT. Entered into between registrant and certain employees pursuant to registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

         10.3 SALARY CONTINUATION AGREEMENT. Between Roger J. Shields and registrant. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

         10.4 MATERIAL CONTRACT. Advances, Security and Deposit Agreement, dated November 18, 1991, between Bank of the Cascades and the Federal Home Loan Bank of Seattle. Filed as Exhibit 10.4 to registrant's Form 10-KSB filed December 31, 1994, and incorporated herein by reference.

         10.5 DEFERRED COMPENSATION PLANS. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant's Form 10-KSB filed December 31, 1995, and incorporated herein by reference.

         13.1 1996 ANNUAL REPORT TO SHAREHOLDERS. Portions of the registrant's annual report to shareholders are incorporated by reference as noted above. With the exception of the portions specifically incorporated herein by reference, the 1996 Annual Report to Shareholders is not deemed filed as part of this Form 10-KSB, Annual Report.

         21.1      SUBSIDIARIES OF REGISTRANT.

         23.1      CONSENT OF INDEPENDENT AUDITORS; SYMONDS, EVANS & LARSON,
                   P.C.

(b) REPORTS ON FORM 8-K. Cascade Bancorp did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   CASCADE BANCORP
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (ITEM 13(a))


                                                                       ANNUAL
                                                                      REPORT TO
                                                                    SHAREHOLDERS

Report of Independent Auditors.....................................         7

Consolidated Balance Sheets at
    December 31, 1996 and 1995.....................................         8

For the Years Ended December 31, 1996 and 1995:
    Consolidated Statements of Income..............................         9
    Consolidated Statements of Changes in Stockholders' Equity.....        10
    Consolidated Statements of Cash Flows..........................        11

Notes to Consolidated Financial Statements.........................      12-22

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CASCADE BANCORP


DATED:   March   17  , 1997       By  /s/ Roger J. Shields
                                     ------------------------------------------
                                      Roger J. Shields, President

                                  CASCADE BANCORP


DATED:   March   18  , 1997       By  /s/ Patricia L. Moss
                                     ------------------------------------------
                                      Patricia L. Moss, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



DATED:   March   17  , 1997       By   /s/ Jerry E. Andres
                                     ------------------------------------------
                                      Jerry E. Andres, Director



DATED:   March   17  , 1997       By   /s/ Gary L. Capps
                                     ------------------------------------------
                                      Gary L. Capps, Director



DATED:   March   17  , 1997       By   /s/ Gary L. Hoffman
                                     ------------------------------------------
                                      Gary L. Hoffman, Director



DATED:   March   18  , 1997       By   /s/ Patricia L. Moss
                                     ------------------------------------------
                                      Patricia L. Moss, Director/Executive Vice
                                       Pesident



DATED:   March   17  , 1997       By   /s/ Roger J. Shields
                                     ------------------------------------------
                                      Roger J. Shields, Director/President



DATED:   March   17  , 1997       By   /s/ Jacob M. Wolfe
                                     ------------------------------------------
                                      Jacob M. Wolfe, Director

                                    EXHIBIT INDEX


EXHIBIT
 INDEX                         DESCRIPTION OF EXHIBIT

 13.1 Portions of the 1996 Annual Report to Shareholders which are incorporated by reference in this Form 10-KSB.
 21.1      Subsidiaries of the Registrant.
 23.1      Consent of Independent Auditors.
 27        Financial Data Schedule (for SEC use only).