Form 10-Q
period 1997-03-31
CASCADE BANCORP
filed 1997-05-14
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                              ----------------------

                                    FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 1997
                                                 ---------------

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                       Commission file number:  0-23322
                                              -----------

                                 CASCADE BANCORP
              (Exact name of Registrant as specified in its charter)

        Oregon                                            93-1034484
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                               1100 NW Wall Street
                                Bend, Oregon 97701
                     (Address of principal executive offices)
                                    (Zip Code)

                                  (541) 385-6205
               (Registrant's telephone number, including area code)

                              ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               -----     -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,132,967 shares of no par
value Common Stock on April 30, 1997.            ---------------------------
-------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                  MARCH 31, 1997

                                      INDEX


PART I:  FINANCIAL INFORMATION                                          PAGE

Condensed Consolidated Balance Sheets
  as of March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . .3

Condensed Consolidated Statements of Income
  for the three months ended March 31, 1997 and 1996 . . . . . . . . . . .4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the three months ended March 31, 1997 and 1996 . . . . . . . . . . .5

Condensed Consolidated Statements of Cash Flows
  for the three months ended March 31, 1997 and 1996 . . . . . . . . . . .6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 11


PART II:  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                       1997          1996
                                                  ------------  -----------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                         $ 19,288,269  $ 19,567,608
  Federal funds sold                                11,550,000     9,325,000
                                                  ------------  ------------
    Total cash and cash equivalents                 30,838,269    28,892,608
Investment securities available-for-sale            30,688,594    24,476,627
Investment securities held-to-maturity               3,198,813     3,320,207
Loans, net                                         133,670,468   131,626,742
Mortgage loans held for sale                           951,750       610,650
Premises and equipment, net                          4,426,807     4,280,754
Accrued interest and other assets                    7,637,576     8,068,985
                                                  ------------  ------------
        Total assets                              $211,412,277  $201,276,573
                                                  ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                        $ 56,155,621  $ 51,484,370
    Interest bearing demand                         93,170,209    89,144,726
    Savings                                         12,713,998    12,511,495
    Time deposits                                   19,575,996    17,941,503
                                                  ------------  ------------
        Total deposits                             181,615,824   171,082,094
    Long-term debt                                   5,000,000     5,000,000
    Accrued interest and other liabilities           1,409,070     1,622,430
                                                  ------------  ------------
        Total liabilities                          188,024,894   177,704,524

Stockholders'equity:
  Common stock, no par value;
    10,000,000 shares authorized;
    2,132,967 issued and outstanding                13,058,417    13,058,417
  Retained earnings                                 10,447,373    10,442,535
  Unrealized gains (losses) on investment
    securities available-for-sale,
        net of deferred income taxes                  (118,407)       71,097
                                                   ------------  ------------
        Total stockholders' equity                  23,387,383    23,572,049
                                                   ------------  ------------
        Total liabilities and stockholders'
           equity                                 $211,412,277  $201,276,573
                                                  ============  ============

 See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 and 1996
                                  (Unaudited)

                                                         1997          1996
                                                     ----------    ----------
Interest income:
  Interest and fees on loans                         $3,503,779    $3,402,702
  Taxable interest on investments                       467,639       174,317
  Nontaxable interest on investments                     21,118        22,480
  Interest on federal funds sold                        100,225       103,307
                                                     ----------    ----------
        Total interest income                         4,092,761     3,702,806

Interest expense:
  Deposits:
    Interest bearing demand                             666,745       596,808
    Savings                                              66,483        70,010
    Time                                                231,279       203,029
  Other borrowings                                       85,970        87,063
                                                     ----------    ----------
        Total interest expense                        1,050,477       956,910
                                                     ----------    ----------

Net interest income                                   3,042,284     2,745,896
Loan loss provision                                      96,078        82,267
                                                     ----------    ----------
Net interest income after loan loss provision         2,946,206     2,663,629

Noninterest income:
  Service charges on deposit accounts                   423,711       353,629
  Mortgage loan origination and processing fees         227,064       210,339
  Gains on sales of mortgage loans                       63,230       107,936
  Other income                                          245,288       305,228
                                                     ----------    ----------
        Total noninterest income                        959,293       977,132

Noninterest expense:
  Salaries and employee benefits                      1,175,949     1,049,948
  Net occupancy & equipment                             348,984       315,543
  Other expenses                                        648,252       564,270
                                                     ----------    ----------
        Total noninterest expense                     2,173,185     1,929,761
                                                     ----------    ----------

Income before income taxes                            1,732,314     1,711,000
Provision for income taxes                              660,992       643,142
                                                     ----------    ----------
Net income                                           $1,071,322    $1,067,858
                                                     ==========    ==========
Net income per common share                              $ 0.50        $ 0.50
                                                     ==========    ==========

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                       UNREALIZED
                                                     GAINS (LOSSES)
                                                     ON SECURITIES    TOTAL
                                COMMON      RETAINED   AVALABLE   STOCKHOLDERS'
                                 STOCK      EARNINGS   FOR SALE      EQUITY
                              ----------- ----------- ----------  -----------
Balance at December 31, 1995  $ 9,253,012 $ 9,734,936  $  52,007  $ 19,039,955

Net change in unrealized gains
   (losses) on securities
   available-for-sale                   -           -    (32,517)      (32,517)

Net income                              -   1,067,858          -     1,067,858
                              ----------- -----------  ----------  -----------
Balance at March 31, 1996     $ 9,253,012 $10,802,794  $  19,490  $ 20,075,296


Balance at December 31, 1996  $13,058,417 $10,442,535  $  71,097  $ 23,572,049

Net change in unrealized gains
   (losses) on securities
   available-for-sale                   -           -   (189,504)     (189,504)

Cash dividend declared in January 1997
   ($0.50 per common share)             -  (1,066,484)         -    (1,066,484)

Net income                              -   1,071,322          -     1,071,322
                              ----------- -----------  ----------  -----------
Balance at March 31, 1997     $13,058,417 $10,447,373  $(118,407) $ 23,387,383
                              =========== ===========  ==========  ===========


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                                        1997           1996
                                                    ------------   ------------
Net cash provided by operating activities           $  1,091,974   $  1,352,840

Investing activities:
  Purchases of investment securities
      available-for-sale                             (11,500,000)             -
  Proceeds from maturities and calls of
      investment securities available-for-sale         4,967,969              -
  Purchases of investment securities
      held-to-maturity                                   (26,200)             -
  Proceeds from maturities and calls of
      investment securities held-to-maturity             144,797        261,000
  Net increase in loans                               (2,076,574)    (4,897,664)
  Purchases of premises and equipments, net             (123,551)       (30,614)
                                                     ------------   ------------
         Net cash used in investing activities        (8,613,559)    (4,667,278)

Financing activities:
  Net increase (decrease) in deposits                 10,533,730     (1,332,272)
  Cash dividends paid                                 (1,066,484)             -
                                                     ------------   ------------
         Net cash provided (used) by
               financing activities                    9,467,246     (1,332,272)
                                                     ------------   ------------
Net increase (decrease) in cash and cash equivalents   1,945,246     (4,646,710)
Cash and cash equivalents at beginning of period      28,892,608     27,112,461
                                                     ------------   ------------
Cash and cash equivalents at end of period          $ 30,838,269   $ 22,465,751
                                                     ============   ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a bank holding company, and its wholly-owned subsidiaries, Bank of the Cascades (the Bank) and Cascade Finance, (collectively, "the Company"). The Bank is an Oregon State-chartered, federally insured commercial bank and Cascade Finance is a consumer finance company. Cascade Finance began operations during the three months ended March 31, 1997 and such operations were not significant to the accompanying condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of only normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the periods. Actual results could differ from those estimates.

     The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1996 consolidated financial statements, including the notes thereto, included in Bancorp's 1996 Annual Report to Shareholders.

     Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

2.   INVESTMENT SECURITIES

     Investment securities at March 31, 1997 and December 31, 1996 consisted of the following:

                                                 GROSS     GROSS
                                   AMORTIZED   UNREALIZED UNREALIZE  ESTIMATED
MARCH 31, 1997                        COST       GAINS    LOSSES    FAIR VALUE
------------------------------  ------------ ---------  ----------- -----------
Available-for-Sale
------------------
U.S. Government agencies......  $ 27,890,759 $     273  $  194,000  $ 27,697,032
U.S. Treasury securities......     2,988,814     2,748           -     2,991,562
                                ------------ ---------  ----------  ------------
                                $ 30,879,573 $   3,021  $  194,000  $ 30,688,594
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....  $  1,865,149 $   1,672  $    1,536  $  1,865,285
Other.........................     1,333,664         -           -     1,333,664
                                ------------ ---------  ----------  ------------
                                $  3,198,813 $   1,672  $    1,536  $  3,198,949
                                ============ =========  ==========  ============

                                                GROSS      GROSS
                                 AMORTIZED   UNREALIZED  UNREALIZE   ESTIMATED
DECEMBER 31, 1996                  COST         GAINS     LOSSES    FAIR VALUE
------------------------------ ------------  ---------  ----------  -----------
Available-for-Sale
------------------
U.S. Government agencies...... $ 20,372,543  $  95,022  $        -  $ 20,467,565
U.S. Treasury securities......    3,989,347     19,715           -     4,009,062
                               ------------  ---------  ----------  ------------
                               $ 24,361,890  $ 114,737  $        -  $ 24,476,627
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions..... $  2,012,743  $   3,103  $    2,808 $   2,013,038
Other.........................    1,307,464         -            -     1,307,464
                               ------------  ---------  ---------- ------------
                               $  3,320,207  $   3,103  $    2,808 $   3,320,502
                               ============  =========  ========== ============

3.  LOANS AND RESERVCE FOR LOAN LOSSES

   The composition of the loan portfolio at March 31, 1997 and December 31, 1996 was as follows:
                                      1997          1996
                                  -----------    ------------
Commercial....................   $ 23,824,126   $ 22,485,269
Real Estate:
   Construction...............     35,230,467     34,375,243
   Mortgage...................     19,299,581     19,774,232
   Commercial.................     42,356,032     42,390,479
Installment...................     15,115,692     14,665,629
                                 ------------   ------------
Less:
   Reserve for loan losses....      1,735,761      1,691,260
   Deferred loan fees.........        419,669        372,850
                                 ------------   ------------
                                    2,155,430      2,064,110
                                 ------------   ------------
Loans, net ...................   $133,670,468   $131,626,742
                                 ============   ============

   Mortgage loans held for sale of $951,750 and $610,650 at March 31, 1997 and December 31, 1996, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

   Transactions in the reserve for loan losses for the three months ended March 31, 1997 and 1996 were as follows:

                                          1997           1996
                                      -----------     ------------
Balance at beginning of period...     $ 1,691,260     $ 1,651,352
Provisions charged to operations.          96,078          82,267
Loans charged off................         (65,248)        (15,256)
Recoveries of loans previously
   chargedoff....................          13,671           4,650
                                      ------------    ------------
Balance at end of period.........     $ 1,735,761     $ 1,723,013
                                      ============    ============

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

    The following table presents information with respect to non-performing assets at March 31, 1997 and December 31, 1996 (dollars in thousands):

                                           1997        1996
                                         ------      ------
Loans on non-accrual status...........     $ 48        $ 50

Loans past due greater than 90 days
   but non on non-accrual status......       11          27

Other real estate owned...............        -           -
                                         ------      ------
Total non-performing assets...........     $ 59        $ 77
                                         ======      ======
Percentage of non-performing assets
   to total assets....................      .03%        .04%

   The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the three months ended March 31, 1997 and 1996.

   At March 31, 1997, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

   At March 31, 1997 and December 31, 1996, the Bank held servicing rights to approximately $150,135,000 and $143,008,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. These mortgage loans are being serviced for the Bank by another financial institution under a sub-servicing agreement. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

   Effective January 1, 1996, the Bank prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) (superceded by SFAS No. 125 - see Note 7). SFAS 122 required the Bank to recognize as separate assets the rights to service mortgage loans which are acquired through loan origination activities subsequent to December 31, 1995. Other assets in the accompanying condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996 include approximately $734,000 and approximately $575,000, respectively, for the capitalized mortgage servicing rights.

   The fair value of the capitalized mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. There were no significant changes in the valuation allowance for capitalized mortgage servicing rights during the three months ended March 31, 1997 and 1996. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment are note rates, terms and interest methods (i.e., fixed and variable).

5.  LONG-TERM BORROWINGS

   At March 31, 1997 and December 31, 1996, the Bank had $5.0 million in long-term debt from the Federal Home Loan Bank of Seattle (FHLB) on a three year note due in May 1998, with a fixed interest rate of 6.96%. The borrowings from FHLB are secured by Bank assets.

6.  NET INCOME PER COMMON SHARE

   Net income per common share is net income divided by the weighted average shares outstanding for that period. The weighted average number of common shares outstanding used to compute net income per common share, was approximately 2,133,000 for the three-month periods ended March 31, 1997 and 1996. Weighted average shares outstanding consists of common shares outstanding
and common stock equivalents attributable to stock options.   Net income per
common share and weighted average shares outstanding for the three months ended March 31, 1996 have been restated to retroactively reflect the 10% stock dividend declared In June 1996.

   In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS 128 supercedes APB Opinion No. 15, "Earnings per Share" and the related interpretations (APB No. 15). SFAS No. 128 will require the Company to present both basic and diluted earnings per share (EPS) on the face of the income statement and to provide a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In addition, the computation of basic EPS will not consider common stock equivalents such as stock options.

   SFAS No. 128 will be effective for the Company in the fourth quarter of 1997, and earlier application is not permitted. After the effective date, all prior-period EPS data presented shall be restated (including interim financial statements) to conform with the provisions of SFAS No. 128. Management believes that the calculation of basic and diluted earnings per share in accordance with SFAS No. 128 will not be significantly different than historically reported net income per share in accordance with APB No. 15.

7.  ADOPTION OF ADDITIONAL NEW ACCOUNTING STANDARDS

   In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" (SFAS125) was issued. SFAS 125 superseded SFAS 122 and also established standards for when transfers of financial assets (e.g., loan participations), including those with continuing involvement by the transferor, should be considered a sale. SFAS 125 also established standards for when a liability should be considered extinquished. SFAS 125 is generally effective for transfers of assets and extinquishments of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of SFAS 125 was not permitted. In addition, in December 1996, SFAS No. 127 was issued which deferred the effective date of certain provisions of SFAS 125 for one year. The effect of adopting SFAS 125 was not significant to the Company's condensed consolidated financial statements.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

   The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the three-month periods ended March 31, 1997 and 1996 included in this report.

   The following discussion includes certain forward-looking statements. Those statements may involve a number of risks and uncertainties, which could cause actual results to differ materially from the expectation stated, including the following: slower than expected growth in the Company's business, deterioration of business conditions generally or specifically in the banking industry, regulatory changes involving banking, competitive factors, and general market conditions.

FINANCIAL CONDITION

   The Company's total assets increased 5.0 percent to $211.4 million at March 31, 1997 compared to $201.3 million at December 31, 1996, primarily due to an increase in investment securities available-for-sale and federal funds sold which were funded by an increase in deposits. During the quarter ended March 31, 1997 approximately $12 million in investment securities were purchased with excess funds from strong deposit growth and proceeds from maturities and calls of investment securities. Loan demand continues to be steady with total loans increasing 1.6 percent to $135.8 million at March 31, 1997 compared to $133.7 million at December 31, 1996. Deposits increased 6.1 percent to $181.6 million at March 31, 1997 compared to $171.1 million at December 31, 1996. Although all categories of deposits increased, the primary change was in demand deposits.
One of the contributing factors of the Company's increased deposits is that the Bank emphasizes the development of core deposit relationships because such deposits provide a stable source of funds for operations at a relatively low cost, and because core deposit customers are more likely to purchase other banking services. Core deposits include demand, interest bearing demand and savings deposits. The Bank's core deposits aggregated approximately $162 million at March 31, 1997.

RESULTS OF OPERATIONS

   The Company reported net income of $1,071,000, or $.50 per share, for the three months ended March 31, 1997, up slightly as compared to the same period in 1996 with net income of $1,068,000, or $.50 per share.

   Net interest income increased 10.8 percent in the first quarter ended March 31, 1997 as compared to the same period in 1996. This change resulted from a $389,955 increase in interest income in conjunction with a $93,567 increase in interest expense. Net interest income increased primarily as a result of an increase in the volume of loans and investment securities available-for-sale.

   Total noninterest income decreased 1.8 percent in the first three months of 1997 as compared to the same period of 1996. The decrease was primarily due a decrease in gains on sales of mortgage loans of approximately $45,000 and a decrease in other income of approximately $60,000. These decreases were partially offset by an increase in service charge income of approximately $70,000 and an increase in mortgage loan origination and processing fees of approximately $17,000.

   Total noninterest expense increased 12.6 percent during the first quarter of 1997 compared to the same period in 1996. This increase is primarily the result of increased personnel and operating expenses due to continued growth of the Bank and the opening of Cascade Finance.

   Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

LOAN LOSS PROVISION

   The loan loss provision increased $13,811 during the quarter ended March 31, 1997 as compared to the same period in 1996, primarily due to loan growth. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.28 percent at March 31, 1997 compared to 1.26 percent at December 31, 1996.

LIQUIDITY

   Bancorp's principal subsidiary, Bank of the Cascades, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. In addition, scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and undisbursed loan funds , are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, and are not necessarily stable sources and uses of funds.

   Along with federal funds lines and undisbursed loan funds, the Bank is also a member of the Federal Home Loan Bank, Seattle, Washington, which provides secured borrowings and other funding opportunities for liquidity purposes.

   Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

CAPITAL RESOURCES

   During the first quarter of 1997 the Company's total capital decreased to $23.4 million, or 11.1 percent of total assets. The decrease was primarily due to the $.50 per common share cash dividend totaling $1,066,484 paid from retained earnings and the net change in unrealized gains (losses) on investment securities available-for-sale of ($189,504), partially offset by the Company's first quarter net income of $1,071,322. The net decrease in unrealized gains (losses) on investment securities was primarily the result of changes in market rates.

   At March 31, 1997, Bancorp's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 14.9% and 16.1%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) No exhibits were required to be filed for the first quarter ended March 31, 1997.

       (b) Reports on Form 8-K. A Form 8-K dated January 15, 1997, was filed during the first quarter ended March 31, 1997 relating to the opening of Bancorp's first non-bank subsidiary, Cascade Finance.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      CASCADE BANCORP
                                               ----------------------------
                                                       (Registrant)


Date    5/7/97                              By /s/ Roger J. Shields
                                               ----------------------------
                                               Roger J. Shields, President


Date    5/7/97                              By /s/ Patricia L. Moss
                                               ----------------------------
                                               Patricia L. Moss, Chief
                                               Financial Officer