Form 10-Q
period 1997-06-30
CASCADE BANCORP
filed 1997-08-13
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1997
                                                 ---------------

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

                              ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               -----     -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,265,934 shares of no par
value Common Stock on July 31, 1997.             ---------------------------
-------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                  JUNE 30, 1997

                                      INDEX


PART I:  FINANCIAL INFORMATION                                            PAGE

Condensed Consolidated Balance Sheets
  as of June 30, 1997 and December 31, 1996.. . . . . . . . . . . . . . . . .3

Condensed Consolidated Statements of Income
  for the six months and three months ended June 30, 1997 and 1996  . . . . .4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the six months and three months ended June 30, 1997 and 1996 .. . . . .5

Condensed Consolidated Statements of Cash Flows
  for the six months ended June 30, 1997 and 1996.  . . . . . . . . . . . . .6

Notes to Condensed Consolidated Financial Statements .. . . . . . . . . . . .7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . .. . . . . . . . . . . . . . . . 11


PART II:  OTHER INFORMATION

Item 4.       Submissions of Matters to a Vote of Security Holders  . . . . 13

Item 6.       Exhibits and Reports on Form 8-K . .. . . . . . . . . . . . . 13

Signatures . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                      1997         1996
                                                 ------------  ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                        $ 22,373,769  $ 19,567,608
  Federal funds sold                                2,000,000     9,325,000
                                                 ------------  ------------
    Total cash and cash equivalents                24,373,769    28,892,608
Investment securities available-for-sale           34,024,688    24,476,627
Investment securities held-to-maturity              3,100,851     3,320,207
Loans, net                                        147,968,989   131,626,742
Mortgage loans held for sale                        1,599,306       610,650
Premises and equipment, net                         4,675,760     4,280,754
Accrued interest and other assets                   8,745,344     8,068,985
                                                 ------------  ------------
        Total assets                             $224,488,707  $201,276,573
                                                 ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                       $ 59,215,977  $ 51,484,370
    Interest bearing demand                       100,344,461    89,144,726
    Savings                                        12,961,261    12,511,495
    Time deposits                                  20,039,502    17,941,503
                                                 ------------  ------------
        Total deposits                            192,561,201   171,082,094
    Federal funds purchased                         1,000,000             -
    Long-term debt                                  5,000,000     5,000,000
    Accrued interest and other liabilities          1,138,513     1,622,430
                                                 ------------  ------------
        Total liabilities                         199,699,714   177,704,524

Stockholders'equity:
  Common stock, no par value;
    10,000,000 shares authorized;
    4,265,934 issued and outstanding               13,058,417    13,058,417
  Retained earnings                                11,649,304    10,442,535
  Unrealized gains on investment
    securities available-for-sale,
        net of deferred income taxes                   81,272        71,097
                                                 ------------  ------------
        Total stockholders' equity                 24,788,993    23,572,049
                                                 ------------  ------------
        Total liabilities and stockholders'
           equity                                $224,488,707  $201,276,573
                                                 ============  ============

See accompanying notes.

                                     CASCADE BANCORP & SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 and 1996
                                               (Unaudited)

                                            SIX MONTHS ENDED         THREE MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                        -----------------------    -----------------------

                                            1997         1996          1997       1996
                                        ----------   ----------    ----------- -----------
Interest income:
  Interest and fees on loans            $7,383,223   $6,895,026    $3,879,444  $3,492,324
  Taxable interest on investments        1,125,559      311,519       657,920     137,202
  Nontaxable interest on investments        41,613       50,667        20,495      28,187
  Interest on federal funds sold           141,325      207,358        41,100     104,051
                                        ----------   ----------    ----------  ----------
         Total interest income           8,691,720    7,464,570     4,598,959   3,761,764

Interest expense:
  Deposits:
      Interest bearing demand            1,384,780    1,193,600       718,035     596,792
      Savings                              136,273      139,981        69,790      69,971
      Time                                 479,193      419,819       247,914     216,790
  Other borrowings                         245,722      172,561       159,752      85,498
                                        ----------   ----------    ----------  ----------
         Total interest expense          2,245,968    1,925,961     1,195,491     969,051
                                        ----------   ----------    ----------  ----------
Net interest income                      6,445,752    5,538,609     3,403,468   2,792,713
Loan loss provision                        375,861      148,721       279,783      66,454
                                        ----------   ----------    ----------  ----------
Net interest income after
  loan loss provision                    6,069,891    5,389,888     3,123,685   2,726,259

Noninterest income:
  Service charges on deposit accounts      870,418      734,773       446,707     381,144
  Mortgage loan origination and
     processing fees                       488,250      501,300       261,186     290,961
  Gains on sales of mortgage loans         140,381      241,197        77,151      56,013
  Other income                             512,754      453,876       267,466     225,896
                                        ----------   ----------    ----------  ----------
         Total noninterest income        2,011,803    1,931,146     1,052,510     954,014

Noninterest expense:
  Salaries and employee benefits         2,301,785    2,015,161     1,125,836     965,213
  Net occupancy & equipment                735,234      618,000       386,250     302,457
  Other expenses                         1,326,702    1,141,362       678,450     577,093
                                        ----------   ----------    ----------  ----------
         Total noninterest expense       4,363,721    3,774,523     2,190,536   1,844,763
                                        ----------   ----------    ----------  ----------
Income before income taxes               3,717,973    3,546,511     1,985,659   1,835,510
Provision for income taxes               1,444,719    1,332,967       783,727     689,825
                                        ----------   ----------    ----------  ----------
Net income                              $2,273,254   $2,213,544    $1,201,932  $1,145,685
                                        ==========   ==========    ==========  ==========
Net income per common share                 $ 0.53       $ 0.52        $ 0.28      $ 0.27
                                        ==========   ==========    ==========  ==========

See accompanying notes.

                              CASCADE BANCORP & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (Unaudited)

                                                                UNREALIZED
                                                              GAINS (LOSSES)
                                                              ON SECURITIES     TOTAL
                                          COMMON     RETAINED    AVALABLE     STOCKHOLDERS'
                                          STOCK      EARNINGS    FOR SALE       EQUITY
                                       ----------- ------------  ----------  ------------
Balance at December 31, 1995           $ 9,253,012 $ 9,734,936   $  52,007   $ 19,039,955

10% stock dividend (193,906 shares)
   Declared in June 1996                 3,805,405  (3,805,405)          -              -

Net change in unrealized gains
   (losses) on securities
   available-for-sale                            -           -     (33,167)       (33,167)

Net income                                       -   2,213,544           -      2,213,544
                                       ----------- -----------   ----------  ------------
Balance at June 30, 1996               $13,058,417 $ 8,143,075   $  18,840   $ 21,220,332
                                       =========== ===========   ==========  ============


Balance at December 31, 1996           $13,058,417 $10,442,535   $  71,097   $ 23,572,049

Net change in unrealized gains
   on securities available-for-sale              -           -      10,175         10,175

Cash dividend declared in January 1997
   ($0.50 per common share)                      -  (1,066,485)          -     (1,066,485)

Net income                                       -   2,273,254           -      2,273,254
                                       ----------- -----------   ----------   -----------
Balance at June 30, 1997               $13,058,417 $11,649,304   $  81,272   $ 24,788,993
                                       =========== ===========   ==========   ===========


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                       1997           1996
                                                  ------------   ------------
Net cash provided by operating activities         $   572,344    $   446,169

Investing activities:
  Purchases of investment securities
      available-for-sale                          (22,495,000)    (3,985,000)
  Proceeds from maturities and calls of
      investment securities available-for-sale     13,010,469      2,491,406
  Purchases of investment securities
      held-to-maturity                                (55,400)      (909,309)
  Proceeds from maturities and calls of
      investment securities held-to-maturity          269,797        546,287
  Net increase in loans                           (16,577,727)    (6,425,843)
  Purchases of premises and equipments, net          (655,944)      (347,101)
                                                  -------------   ------------
         Net cash used in investing activities     (26,503,806)    (8,629,560)

Financing activities:
  Net increase in deposits                          21,479,107     12,540,995
  Cash dividends paid                               (1,066,485)             -
  Net increase in federal funds purchased            1,000,000              -
                                                  -------------   ------------
         Net cash provided (used) by
               financing activities                 21,412,622     12,540,995
                                                  -------------   ------------
Net increase (decrease) in cash and
   cash equivalents                                 (4,518,839)     4,357,604
Cash and cash equivalents at beginning of period    28,892,608     27,112,461
                                                  -------------   ------------
Cash and cash equivalents at end of period        $ 24,373,769   $ 31,470,065
                                                  =============   ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

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

     The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of only normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

     The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1996 consolidated financial statements, including the notes thereto, included in Bancorp's 1996 Annual Report to Shareholders.

     Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

2.   INVESTMENT SECURITIES

     Investment securities at June 30, 1997 and December 31, 1996 consisted of the following:

                                              GROSS      GROSS
                                 AMORTIZED  UNREALIZED UNREALIZED  ESTIMATED
JUNE 30, 1997                      COST       GAINS      LOSSES    FAIR VALUE
------------------------------ ------------ --------- ----------  -----------
Available-for-Sale
------------------
U.S. Government agencies...... $ 30,911,201 $ 119,737 $   27,500  $ 31,003,438
U.S. Treasury securities......    2,984,623    36,627          -     3,021,250
                               ------------ --------- ----------  ------------
                               $ 33,895,824 $ 156,364 $   27,500  $ 34,024,688
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions..... $  1,737,987 $   2,494 $    4,316  $  1,736,165
Other.........................    1,362,864         -           -    1,362,864
                               ------------ ---------  ---------- ------------
                               $  3,100,851 $   2,494 $    4,316  $  3,099,029
                               ============ =========  ========== ============

                                                GROSS      GROSS
                                 AMORTIZED   UNREALIZED  UNREALIZE  ESTIMATED
DECEMBER 31, 1996                  COST         GAINS    LOSSES    FAIR VALUE
------------------------------ ------------ ---------- ---------- -----------
Available-for-Sale
------------------
U.S. Government agencies...... $ 20,372,543  $  95,022 $       -  $ 20,467,565
U.S. Treasury securities......    3,989,347     19,715         -     4,009,062
                               ------------  --------- ---------- ------------
                               $ 24,361,890  $ 114,737 $       -  $ 24,476,627
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions..... $  2,012,743  $   3,103 $    2,808 $  2,013,038
Other.........................    1,307,464         -          -     1,307,464
                               ------------  --------- ---------- ------------
                               $  3,320,207  $   3,103 $    2,808 $  3,320,502
                               ============  ========= ========== ============

3.  LOANS AND RESERVCE FOR LOAN LOSSES

   The composition of the loan portfolio at June 30, 1997 and December 31, 1996 was as follows:

                                      1997          1996
                                  -----------    ------------
Commercial....................   $ 27,599,904   $ 22,485,269
Real Estate:
   Construction...............     36,951,654     34,375,243
   Mortgage...................     21,791,882     19,774,232
   Commercial.................     46,005,937     42,390,479
Installment...................     17,970,855     14,665,629
                                 ------------   ------------
                                  150,320,232    133,690,852
Less:
   Reserve for loan losses....      1,917,400      1,691,260
   Deferred loan fees.........        433,843        372,850
                                 ------------   ------------
                                    2,351,243      2,064,110
                                 ------------   ------------
Loans, net ...................   $147,968,989   $131,626,742
                                 ============   ============

   Mortgage loans held for sale of $1,599,306 and $610,650 at June 30, 1997 and December 31, 1996, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

   Transactions in the reserve for loan losses for the six months ended June 30, 1997 and 1996 were as follows:

                                          1997           1996
                                      -----------     ------------
Balance at beginning of period...     $ 1,691,260     $ 1,651,352
Provisions charged to operations.         375,861         148,721
Loans charged off................        (187,274)        (29,871)
Recoveries of loans previously
   chargedoff....................          37,553           6,759
                                      ------------    ------------
Balance at end of period.........     $ 1,917,400     $ 1,776,961
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

    The following table presents information with respect to non-performing assets at June 30, 1997 and December 31, 1996 (dollars in thousands):

                                           1997        1996
                                         ------      ------
Loans on non-accrual status...........   $   62      $   50

Loans past due 90 days or more
   but non on non-accrual status......      220          27

Other real estate owned...............        -           -
                                         ------      ------
Total non-performing assets...........   $  282      $   77
                                         ======      ======
Percentage of non-performing assets
   to total assets....................      .13%        .04%

   The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the six months ended June 30, 1997 and 1996.

   At June 30, 1997, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

   At June 30, 1997 and December 31, 1996, the Bank held servicing rights to approximately $157,406,000 and $143,008,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. These mortgage loans are being serviced for the Bank by another financial institution under a sub-servicing agreement. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

   Effective January 1, 1996, the Bank prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) (superceded by SFAS No. 125 - see Note 7). SFAS 122 required the Bank to recognize as separate assets the rights to service mortgage loans which are acquired through loan origination activities subsequent to December 31, 1995. Other assets in the accompanying condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996 include approximately $922,000 and approximately $575,000, respectively, for the capitalized mortgage servicing rights.

   The fair value of the capitalized mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. There were no significant changes in the valuation allowance for capitalized mortgage servicing rights during the six months ended June 30, 1997 and 1996. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment are note rates, terms and interest methods (i.e., fixed and variable).

5.  OTHER BORROWINGS

   At June 30, 1997 and December 31, 1996, the Bank had $5.0 million in long-term debt from the Federal Home Loan Bank of Seattle (FHLB) on a three year note due in May 1998, with a fixed interest rate of 6.96%. The borrowings from FHLB are secured by Bank assets. At June 30, 1997 the Bank had $1.0 million in federal funds purchased.

6.  NET INCOME PER COMMON SHARE

   Net income per common share is net income divided by the weighted average shares outstanding for that period. The weighted average number of common shares outstanding used to compute net income per common share, was approximately 4,266,000 for the six-month and three-month periods ended June 30, 1997 and 1996. Weighted average shares outstanding consists of common shares
outstanding and common stock equivalents attributable to stock options.   Net
income per common share and weighted average shares outstanding have been restated to retroactively reflect the two-for-one stock split declared in June 1997 and the 10% stock dividend declared in June 1996.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

   The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the six-month and three-month periods ended June 30, 1997 and 1996 included in this report.

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

FINANCIAL CONDITION

   The Company's total assets increased 11.5 percent to $224.5 million at June 30, 1997 compared to $201.3 million at December 31, 1996, primarily due to an increase in investment securities available-for-sale and net loans which were funded by an increase in deposits. During the six monthe ended June 30, 1997 approximately $22.6 million in investment securities were purchased with excess funds from strong deposit growth and proceeds from maturities and calls of investment securities. Loan demand was strong with total loans increasing 12.4 percent to $150.3 million at June 30, 1997 compared to $133.7 million at December 31, 1996. Deposits increased 12.6 percent to $192.6 million at June 30, 1997 compared to $171.1 million at December 31, 1996. Although all categories of deposits increased, the primary change was in demand and interest bearing demand deposits. One of the contributing factors of the Company's increased deposits is that the Bank emphasizes the development of core deposit relationships because such deposits provide a stable source of funds for operations at a relatively low cost, and because core deposit customers are more likely to purchase other banking services. Core deposits include demand, interest bearing demand and savings deposits. The Bank's core deposits aggregated approximately $172.5 million at June 30, 1997.

RESULTS OF OPERATIONS

   The Company reported net income of $2,273,000, or $.53 per share, for the six months ended June 30, 1997, compared to net income of approximately $2,214,000, or $.52 per share, for the same period in 1996. This represents an increase in net income of 2.7 percent. Net income for the quarter ended June 30, 1997 was approximately $1,202,000, or $.28 per share, compared to net income of approximately $1,146,000, or $.27 per share, for the same period in 1996, up 4.9 percent.

   Net interest income increased 16.4 percent for the six months and 21.9 percent for the three months ended June 30, 1997 as compared to the 1996 periods. The net increases during these periods resulted from increases in interest income exceeding the increases in interest expense.

   Total interest income increased approximately $1,227,200 for the six months and approximately $837,200 for the quarter ended June 30, 1997 as compared to the 1996 periods. These were primarily the result of increases in the volume of loans and investment securities available-for-sale.

   Total interest expense increased approximately $320,000 for the six months and approximately $226,400 for the quarter ended June 30, 1997 as compared to the 1996 periods. These increases were primarily due to increased volume in interest bearing demand deposits and federal funds purchased.

   Total noninterest income increased 4.2 percent for the six months and 10.3 percent for the quarter ended June 30, 1997 as compared to the 1996 periods. The increase for the six months ended June 30, 1997 was primarily due to increases in service charges and other income, which were partially offset by decreases in mortgage loan
                                        11
origination and processing fees and gains on sales of mortgage loans. The increase for the quarter ended June 30, 1997 was primarily due to increases in service charges, gains on sales of mortgage loans and other income, partially offset by a decrease in mortgage loan origination and processing fees.

   Increases in service charge income during 1997 were primarily due to an increase in the volume of deposit activity during the periods presented. The decreases in mortgage loan origination and processing fees is primarily due to decreased loan originations during the periods presented. The decrease in gains on sales of mortgage loans for the six months ended June 30, 1997 was primarily attributable to the increased interest rate environment and a more competitive market.

   Total noninterest expense increased 15.6 percent for the six months and 18.7 percent for the quarter ended June 30, 1997 as compared to the 1996 periods. These increases are primarily the result of increased personnel and operating expenses due to continued growth of the Bank and the opening of Cascade Finance.

   Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

LOAN LOSS PROVISION

   The loan loss provision increased $227,140 for the six-months and $213,329 for the quarter ended June 30, 1997 as compared to the same periods in 1996, primarily due to loan growth. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.28 percent at June 30, 1997 compared to 1.26 percent at December 31, 1996.

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

CAPITAL RESOURCES

   During the six months ended June 30, 1997 the Company's total capital increased to $24.8 million, or 11.0 percent of total assets. The increase was primarily due to the Company's net income of $2,273,254 for the six months ended June 30, 1997 and the net change in unrealized gains on investment securities available-for-sale of $10,175. These increases to capital were partially offset by the $.50 per common share cash dividend totaling $1,066,485 paid from retained earnings during the first quarter of 1997.

   At June 30, 1997, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 14.1% and 15.3%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

   On July 15, 1997 the Company announced the establishment of a quarterly cash dividend and the payment of a cash dividend of $.10 per common share to all shareholders of record on August 4, 1997.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a)   April 21, 1997, Annual Meeting
         (b)   Need not be completed
         (c) The following matters were voted on at the Annual Meeting of Shareholders held on April 21, 1997:

               1.  The re-election of three directors:

                                             Number     Number      Total
                                            Of Votes   of Votes   Number of
                    DIRECTOR                 "FOR"    "WITHHELD"    Votes
                    ------------------     ---------  ---------   ---------
                    Jerol E, Andres        1,585,879    27,289    1,613,168
                    Roger J. Shields       1,612,165     1,003    1,613,168
                    Jacob M. Wolfe         1,612,165     1,003    1,613,168


               2. The approval to amend the Company's articles of incorporation:

                          Proxy       Number      Number      Total
                          Votes      Of Votes    of Votes   Number of
                          "FOR"      "AGAINST"  "ABSTAIN"     Votes
                        ---------   ---------    --------   ---------
                        1,115,444     16,710      28,022    1,160,176


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of the Quarter Report on Form 10-Q.

               3.1 ARTICLES OF INCORPORATION. A complete copy of the articles of incorporation as amended.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter ended June 30, 1997.

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



                                                   CASCADE BANCORP
                                             ----------------------------
                                                    (Registrant)


Date    8/11/97                              By /s/ Roger J. Shields
                                               ----------------------------
                                               Roger J. Shields, President


Date    8/12/97                              By /s/ Patricia L. Moss
                                               ----------------------------
                                               Patricia L. Moss, Chief
                                               Financial Officer