Form 10-Q
period 1997-09-30
CASCADE BANCORP
filed 1997-11-13
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 1997
                                               ------------------

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

                              ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               -----     -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,290,870 shares of no par
value Common Stock on October 31, 1997.          ---------------------------
---------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                SEPTEMBER 30, 1997

                                      INDEX


PART I:  FINANCIAL INFORMATION                                            PAGE

Condensed Consolidated Balance Sheets
  as of September 30, 1997 and December 31, 1996 . . . .. . . . . . . . . . .3

Condensed Consolidated Statements of Income for the
  nine months and three months ended September 30, 1997 and 1996 .. . . . . .4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the nine months months ended September 30, 1997 and 1996 .. . . . . . .5

Condensed Consolidated Statements of Cash Flows
  for the nine months ended September 30, 1997 and 1996. . .. . . . . . . . .6

Notes to Condensed Consolidated Financial Statements . .. . . . . . . . . . .7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . .. . . . . . . . . . . . . . . . . . . . . . 11


PART II:  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K .. . . . . . . . . . . . . . 13

Signatures .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                           1997          1996
                                                       ------------ ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                              $ 24,005,219 $ 19,567,608
  Federal funds sold                                      8,400,000    9,325,000
                                                       ------------ ------------
      Total cash and cash equivalents                    32,405,219   28,892,608
Investment securities available-for-sale                 39,259,237   24,476,627
Investment securities held-to-maturity                    3,120,424    3,320,207
Loans, net                                              151,110,389  131,626,742
Mortgage loans held for sale                              1,667,024      610,650
Premises and equipment, net                               4,968,821    4,280,754
Accrued interest and other assets                         8,167,990    8,068,985
                                                       ------------ ------------
         Total assets                                  $240,699,104 $201,276,573
                                                       ============ ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand                                           $ 66,287,801 $ 51,484,370
      Interest bearing demand                           108,379,437   89,144,726
      Savings                                            13,062,752   12,511,495
      Time deposits                                      20,086,669   17,941,503
                                                       ------------ ------------
         Total deposits                                 207,816,659  171,082,094
      Long-term debt                                      5,000,000    5,000,000
      Accrued interest and other liabilities              1,826,033    1,622,430
                                                       ------------ ------------
         Total liabilities                              214,642,692  177,704,524

Stockholders'equity:
  Common stock, no par value;
      10,000,000 shares authorized;
      4,290,870 issued and outstanding (4,265,934-1996)  13,158,417   13,058,417
  Retained earnings                                      12,683,924   10,442,535
  Unrealized gains on investment
      securities available-for-sale,
          net of deferred income taxes                      214,071       71,097
                                                       ------------ ------------
         Total stockholders' equity                      26,056,412   23,572,049
                                                       ------------ ------------
         Total liabilities and stockholders'
            equity                                     $240,699,104 $201,276,573
                                                       ============ ============

See accompanying notes.

                                 CASCADE BANCORP & SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
                                           (Unaudited)

                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                    ----------------------- -----------------------
                                                       1997         1996       1997       1996
                                                    ----------   ---------- ----------- -----------
Interest income:
  Interest and fees on loans                        $11,471,325  $10,443,937    $4,088,102  $3,548,911
  Taxable interest on investments                     1,738,910      708,200       613,351     396,681
  Nontaxable interest on investments                     57,272       75,346        15,659      24,679
  Interest on federal funds sold                        338,598      340,033       197,273     132,675
                                                     ----------   ----------    ----------  ----------
         Total interest income                       13,606,105   11,567,516     4,914,385   4,102,946

Interest expense:
  Deposits:
      Interest bearing demand                         2,211,071    1,850,785       826,291     657,185
      Savings                                           209,129      213,529        72,856      73,548
      Time                                              731,263      654,561       252,070     234,742
  Other borrowings                                      333,757      261,050        88,035      88,489
                                                     ----------   ----------    ----------  ----------
         Total interest expense                       3,485,220    2,979,925     1,239,252   1,053,964
                                                     ----------   ----------    ----------  ----------
Net interest income                                  10,120,885    8,587,591     3,675,133   3,048,982
Loan loss provision                                     607,177      295,678       231,316     146,957
                                                     ----------   ----------    ----------  ----------
Net interest income after loan loss provision         9,513,708    8,291,913     3,443,817   2,902,025

Noninterest income:
  Service charges on deposit accounts                 1,327,418    1,134,418       457,000     399,645
  Mortgage loan origination and processing fees         773,321      734,926       285,071     233,626
  Gains on sales of mortgage loans                      296,597      356,905       156,216     115,708
  Other income                                          857,999      707,103       345,245     253,227
                                                     ----------   ----------    ----------  ----------
         Total noninterest income                     3,255,335    2,933,352     1,243,532   1,002,206

Noninterest expense:
  Salaries and employee benefits                      3,669,618    3,160,222     1,367,833   1,145,061
  Net occupancy & equipment                           1,121,612      967,323       386,378     349,323
  Other expenses                                      1,997,239    1,750,827       670,537     609,465
                                                     ----------   ----------    ----------  ----------
         Total noninterest expense                    6,788,469    5,878,372     2,424,748   2,103,849
                                                     ----------   ----------    ----------  ----------

Income before income taxes                            5,980,574    5,346,893     2,262,601   1,800,382
Provision for income taxes                            2,246,107    2,010,060       801,388     677,094
                                                     ----------   ----------    ----------  ----------
Net income                                           $3,734,467   $3,336,833    $1,461,213  $1,123,288
                                                     ==========   ==========    ==========  ==========
Net income per common share                              $ 0.87       $ 0.78        $ 0.34      $ 0.26
                                                     ==========   ==========    ==========  ==========

See accompanying notes.

                              CASCADE BANCORP & SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                         (Unaudited)

                                                                UNREALIZED
                                                               GAINS (LOSSES)
                                                               ON SECURITIES     TOTAL
                                          COMMON     RETAINED    AVAILABLE   STOCKHOLDERS'
                                          STOCK      EARNINGS    FOR SALE       EQUITY
                                       ----------- ------------  ----------  ------------
Balance at December 31, 1995           $ 9,253,012 $ 9,734,936   $  52,007   $ 19,039,955

10% stock dividend (387,812 shares)
   Declared in June 1996                 3,805,405  (3,805,405)          -              -

Net change in unrealized gains
   (losses) on securities
   available-for-sale                            -           -      44,179         44,179

Net income                                       -   3,336,833           -      3,336,833
                                       ----------- -----------   ----------  ------------
Balance at September 30, 1996          $13,058,417 $ 9,266,364    $ 96,186   $ 22,420,967
                                       =========== ===========   ==========  ============


Balance at December 31, 1996           $13,058,417 $10,442,535   $  71,097   $ 23,572,049

Net change in unrealized gains
   on securities available-for-sale              -           -     142,974        142,974

Cash dividend declared in January 1997
   ($0.25 per common share)                      -  (1,066,485)          -     (1,066,485)

Cash dividend declared in July 1997

   ($0.10 per common share)                      -    (426,593)          -       (426,593)

Stock options exercised (24,936 shares)    100,000           -           -        100,000

Net income                                       -   3,734,467           -      3,734,467
                                       ----------- -----------   ----------   -----------
Balance at September 30, 1997          $13,158,417 $12,683,924   $ 214,071   $ 26,056,412
                                       =========== ===========   ==========   ===========


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                       1997           1996
                                                   -------------  ------------
Net cash provided by operating activities          $   3,382,637  $   2,286,040

Investing activities:
  Purchases of investment securities
      available-for-sale                             (33,495,000)   (23,838,205)
  Proceeds from maturities and calls of
      investment securities available-for-sale        19,006,719      2,491,406
  Purchases of investment securities
      held-to-maturity                                   (80,800)      (978,645)
  Proceeds from maturities and calls of
      investment securities held-to-maturity             269,797      1,243,215
  Net increase in loans                              (19,794,227)    (7,898,731)
  Purchases of premises and equipments, net           (1,118,002)    (1,039,210)
                                                     ------------   ------------
         Net cash used in investing activities       (35,211,513)   (30,020,170)

Financing activities:
  Net increase in deposits                            36,734,565     17,498,939
  Cash dividends paid                                 (1,493,078)             -
  Net proceeds from exercise of stock options            100,000              -
                                                    ------------   ------------
         Net cash provided (used) by
               financing activities                   35,341,487     17,498,939
                                                    ------------   ------------
Net increase (decrease) in cash and cash equivalents   3,512,611    (10,235,191)
Cash and cash equivalents at beginning of period      28,892,608     27,112,461
                                                    ------------   ------------
Cash and cash equivalents at end of period          $ 32,405,219   $ 16,877,270
                                                    ============   ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

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

2.   INVESTMENT SECURITIES

     Investment securities at September 30, 1997 and December 31, 1996 consisted of the following:

                                                  GROSS    GROSS
                                   AMORTIZED   UNREALIZED UNREALIZED  ESTIMATED
SEPTEMBER 30, 1997                   COST         GAINS    LOSSES    FAIR VALUE
------------------------------    ------------ --------- ---------  -----------
Available-for-Sale
------------------
U.S. Government agencies......    $ 35,927,726 $ 280,574 $   5,000  $ 36,203,300
U.S. Treasury securities......       2,986,235    69,702         -     3,055,937
                                  ------------ --------- ---------  ------------
                                  $ 38,913,961 $ 350,276 $   5,000  $ 39,259,237
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....    $  1,732,160 $  11,973 $       -  $  1,744,133
Other.........................       1,388,264         -         -     1,388,264
                                  ------------ --------- ---------  ------------
                                  $  3,120,424 $  11,973 $       -  $  3,132,397
                                  ============ ========= =========  ============

                                                 GROSS       GROSS
                                   AMORTIZED   UNREALIZED UNREALIZED  ESTIMATED
DECEMBER 31, 1996                     COST       GAINS      LOSSES   FAIR VALUE
------------------------------    ------------ --------- ---------- -----------
Available-for-Sale
------------------
U.S. Government agencies......    $ 20,372,543 $  95,022 $        - $ 20,467,565
U.S. Treasury securities......       3,989,347    19,715          -    4,009,062
                                  ------------ --------- ---------- ------------
                                  $ 24,361,890 $ 114,737 $        - $ 24,476,627
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....    $  2,012,743 $   3,103 $    2,808 $  2,013,038
Other.........................       1,307,464         -          -    1,307,464
                                  ------------ --------- ---------- ------------
                                  $  3,320,207 $   3,103 $    2,808 $  3,320,502
                                  ============ ========= ========== ============

3.  LOANS AND RESERVE FOR LOAN LOSSES

   The composition of the loan portfolio at September 30, 1997 and December 31, 1996 was as follows:

                                      1997          1996
                                  -----------    ------------
Commercial....................   $ 28,420,911   $ 22,485,269
Real Estate:
   Construction...............     34,439,294     34,375,243
   Mortgage...................     23,091,923     19,774,232
   Commercial.................     49,715,569     42,390,479
Installment...................     17,942,608     14,665,629
                                 ------------   ------------
                                  153,610,305    133,690,852
Less:
   Reserve for loan losses....      1,998,248      1,691,260
   Deferred loan fees.........        501,668        372,850
                                 ------------   ------------
                                    2,499,916      2,064,110
                                 ------------   ------------
Loans, net ...................   $151,110,389   $131,626,742
                                 ============   ============

   Mortgage loans held for sale of $1,667,024 and $610,650 at September 30, 1997 and December 31, 1996, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

   Transactions in the reserve for loan losses for the nine months ended September 30, 1997 and 1996 were as follows:

                                          1997           1996
                                      -----------     ------------
Balance at beginning of period...     $ 1,691,260     $ 1,651,352
Provisions charged to operations.         607,177         295,678
Loans charged off................        (350,015)       (134,798)
Recoveries of loans previously
   charged off....................         49,826          10,683
                                      ------------    ------------
Balance at end of period.........     $ 1,998,248     $ 1,822,915
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

    The following table presents information with respect to non-performing assets at September 30, 1997 and December 31, 1996 (dollars in thousands):

                                           1997        1996
                                         ------      ------
Loans on non-accrual status...........   $  783      $   50

Loans past due 90 days or more
   but non on non-accrual status......        9          27

Other real estate owned...............        -           -
                                         ------      ------
Total non-performing assets...........    $ 792      $   77
                                         ======      ======
Percentage of non-performing assets
   to total assets....................      .33%        .04%

   The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the nine months ended September 30, 1997 and 1996.

   At September 30, 1997, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

   At September 30, 1997 and December 31, 1996, the Bank held servicing rights to approximately $166,389,000 and $143,008,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. These mortgage loans are being serviced for the Bank by another financial institution under a sub-servicing agreement. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

   Effective January 1, 1996, the Bank prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) (superceded by SFAS No. 125 - see Note 7). SFAS 122 required the Bank to recognize as separate assets the rights to service mortgage loans which are acquired through loan origination activities subsequent to December 31, 1995. Other assets in the accompanying condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996 include approximately $1,064,000 and approximately $575,000, respectively, for the capitalized mortgage servicing rights.

   The fair value of the capitalized mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. There were no significant changes in the valuation allowance for capitalized mortgage servicing rights during the nine months ended September 30, 1997 and 1996. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment are note rates, terms and interest methods (i.e., fixed and variable).

5.  OTHER BORROWINGS

   At September 30, 1997 and December 31, 1996, the Bank had $5.0 million in long-term debt from the Federal Home Loan Bank of Seattle (FHLB) on a three year note due in May 1998, with a fixed interest rate of 6.96%. The borrowings from FHLB are secured by Bank assets.

6.  NET INCOME PER COMMON SHARE

   Net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used to compute net income per common share was approximately 4,269,000 for the nine-months ended September 30, 1997 and approximately 4,266,000 for the nine-months ended September 30, 1996. All share and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a two-for-one stock split declared in June 1997 and a 10% stock dividend declared in June 1996.

   In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS No. 128). SFAS 128 supercedes APB Opinion No. 15, "Earnings per Share" and the related interpretations (APB No. 15). SFAS No. 128 will require the Company to present both basic and diluted earnings per share (EPS) on the face of the income statement and to provide a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In addition, the computation of basic EPS will not consider common stock equivalents such as stock options.
SFAS No. 128 will be effective for the Company in the fourth quarter of 1997, and earlier application is not permitted. After the effective date, all prior-period EPS data presented shall be restated (including interim financial statements) to conform with the provisions of SFAS No. 128. Management believes that the calculation of basic and diluted earnings per share in accordance with SFAS No. 128 will not be significantly different than historically reported net income per share in accordance with APB No. 15.

7.  ADOPTION OF ADDITIONAL NEW ACCOUNTING STANDARDS

   In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" (SFAS 125) was issued.
SFAS 125 superseded SFAS 122 and also established standards for when transfers of financial assets (e.g., loan participations), including those with continuing involvement by the transferor, should be considered a sale. SFAS 125 also established standards for when a liability should be considered extinguished. SFAS 125 is generally effective for transfers of assets and extinquishments of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of SFAS 125 was not permitted. In addition, in December 1996, SFAS No. 127 was issued which deferred the effective date of certain provisions of SFAS 125 for one year. The effect of adopting SFAS 125 was not significant to the Company's condensed consolidated financial statements.

   In February 1997, SFAS No. 129, "Disclosures of Information about Capital Structure" was issued. This Statement, which establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1997. This statement is not expected to have a material impact on the Company's financial statements.

   In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued.
This statement establishes requirements for disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) and becomes effective for financial statements for periods ending after December 15, 1998. The Company does not expect this pronouncement to materially impact the Company's financial condition or results of operations.

   In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 becomes effective for financial statements for periods ending after December 15, 1998 and it has not yet been determined whether the Company will be required to make any additional disclosure.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the nine-month and three-month periods ended September 30, 1997 and 1996 included in this report.

   The following discussion includes certain forward-looking statements. Those statements may involve a number of risks and uncertainties which could cause actual results to differ materially from the expectation stated, including the following: slower than expected growth in the Company's business, deterioration of business conditions generally or specifically in the banking industry, regulatory changes involving banking, competitive factors, and general market conditions.

FINANCIAL CONDITION

   The Company's total assets increased 19.6 percent to $240.7 million at September 30, 1997 compared to $201.3 million at December 31, 1996, primarily due to an increase in investment securities available-for-sale and net loans. These increases in assets were funded by an increase in deposits. During the nine months ended September 30, 1997, approximately $33.5 million in investment securities were purchased with excess funds from strong deposit growth and proceeds from maturities and calls of investment securities. Loan demand was strong with total loans increasing 14.9 percent to $153.6 million at September 30, 1997 compared to $133.7 million at December 31, 1996. Deposits increased
21.5 percent to $207.8 million at September 30, 1997 compared to $171.1 million at December 31, 1996. Although all categories of deposits increased, the primary change was in demand and interest bearing demand deposits. One of the contributing factors to the Company's increased deposits is that the Bank emphasizes the development of core deposit relationships because such deposits provide a stable source of funds for operations at a relatively low cost, and because core deposit customers are more likely to purchase other banking services. Core deposits include demand, interest bearing demand and savings deposits. The Bank's core deposits aggregated approximately $187.7 million at September 30, 1997.

RESULTS OF OPERATIONS

   The Company reported net income of $3,734,000, or $.87 per share, for the nine months ended September 30, 1997, compared to net income of approximately $3,337,000, or $.78 per share, for the same period in 1996. This represents an increase in net income of 11.9 percent. Net income for the quarter ended September 30, 1997 was approximately $1,461,000, or $.34 per share, compared to net income of approximately $1,123,000, or $.26 per share, for the same period in 1996, up 30.1 percent.

   Net interest income increased 17.9 percent for the nine months and 20.5 percent for the three months ended September 30, 1997 as compared to the 1996 periods. The net increases during these periods resulted from increases in interest income exceeding the increases in interest expense.

   Total interest income increased approximately $2,038,200 (or 17.9%) for the nine months and approximately $811,400 (or 19.8%) for the quarter ended September 30, 1997 as compared to the 1996 periods. These were primarily the result of increases in the volume of loans and investment securities available-for-sale.

   Total interest expense increased approximately $505,300 (or 17.0%) for the nine months and approximately $185,300 (or 17.6%) for the quarter ended September 30, 1997 as compared to the 1996 periods. The increase during the nine months ended September 30, 1997 was primarily due to increased volume in interest bearing demand deposits and federal funds purchased. The increase during the quarter ended September 30, 1997 was primarily due to increased volume in interest bearing demand and time deposits.

   Total noninterest income increased 11.0 percent for the nine months and 24.1 percent for the quarter ended September 30, 1997 as compared to the 1996 periods. The increase for the nine months ended September 30, 1997 was primarily due to increases in service charges, mortgage loan origination and processing fees and other income, which were partially offset by a decrease in gains on sales of mortgage loans. The increase for the quarter ended September 30, 1997 was primarily due to increases in all categories of noninterest income.

   Increases in service charge income during 1997 were primarily due to an increase in the volume of deposit activity during the periods presented. The decrease in gains on sales of mortgage loans for the nine months ended September 30, 1997 was primarily attributable to the increased interest rate environment and a more competitive market.

   Total noninterest expense increased 15.5 percent for the nine months and
15.6 percent for the quarter ended September 30, 1997 as compared to the 1996 periods. These increases are primarily the result of increased personnel and operating expenses due to continued growth of the Bank and the opening of Cascade Finance.

   Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

LOAN LOSS PROVISION

   The loan loss provision increased $311,499 for the nine-months and $84,359 for the quarter ended September 30, 1997 as compared to the same periods in 1996, primarily due to loan growth. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.30 percent at September 30, 1997 compared to 1.26 percent at December 31, 1996.

LIQUIDITY

   The Company's principal subsidiary, Bank of the Cascades, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities available-for-sale, the use of federal funds markets and net cash provided by operating activities. In addition, scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and undisbursed loan funds, are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, and are not necessarily stable sources and uses of funds.

   Along with federal funds lines and undisbursed loan funds, the Bank is also a member of the Federal Home Loan Bank, Seattle, Washington, which provides secured borrowings and other funding opportunities for liquidity purposes.

   Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

CAPITAL RESOURCES

   During the nine months ended September 30, 1997 the Company's total capital increased to $26.1 million, or 10.8 percent of total assets. The increase was primarily due to the Company's net income of $3,734,467 for the nine months ended September 30, 1997 and the net change in unrealized gains on investment securities available-for-sale of $142,974. These increases to capital were partially offset by the payment of cash dividends totaling $1,493,078 during the nine months ended September 30, 1997.

   During the third quarter ended September 30, 1997 the Company announced the establishment of a quarterly cash dividend and the payment of a cash dividend of $.10 per common share to all shareholders of record on August 4, 1997. On October 21, 1997 the Company announced the payment of the third quarter cash dividend of $.10 per common share to all shareholders of record on October 31, 1997, to be paid on November 7, 1997.

   In September 1997, the Company announced the establishment of a stock repurchase plan. The plan authorizes management to repurchase up to 106,648 shares of the Company's common stock through the open market or in privately negotiated transactions in accordance with all applicable State and Federal laws and regulations.

   At September 30, 1997, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 14.6% and 15.7%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits were required to be filed for the quarter ended September 30, 1997.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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


                                                         CASCADE BANCORP
                                                 ----------------------------
                                                           (Registrant)


Date    11/12/97                                 By /s/ Roger J. Shields
                                                 ----------------------------
                                                 Roger J. Shields, President


Date    11/12/97                                 By /s/ Patricia L. Moss
                                                 ----------------------------
                                                 Patricia L. Moss, Chief
                                                 Financial Officer