Form 10-K
period 1997-12-31
CASCADE BANCORP
filed 1998-03-31
CIK 865911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:   December 31, 1997
                                     -----------------

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------     -----------

        Commission file number:   0-23322
                                -----------

                               CASCADE BANCORP
               (Name of registrant as specified in its charter)

              Oregon                                93-1034484
      (State of Incorporation)         (I.R.S. Employer Identification #)

1100 NW Wall Street, Bend, Oregon                      97701
(Address of principal executive offices)            (Zip Code)

                              (541) 385-6205
                      (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, no par value
                         (Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                  -----

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $112,455,302 AGGREGATE MARKET VALUE AS OF MARCH 10, 1998, BASED ON THE AVERAGE BID AND ASKED PRICE.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,144,862 SHARES OF NO PAR VALUE COMMON STOCK MARCH 10, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference from the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1997. Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1998.

                         CASCADE BANCORP
                            FORM 10-K
                          ANNUAL REPORT
                        TABLE OF CONTENTS

PART I                                                                   Page

Item 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . 21

Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 22

PART II

      (Items 5, 7, and 8 are incorporated by reference from Cascade Bancorp's 1997 Annual Report to Shareholders)

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . .  22

Item 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .  22

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION .. . . . . . . . . . . . . .  22

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . .. . . . . . . . . . . . . . . . .  22

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . .  22

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.  . . . . . . . . . . . . . 22

PART III

      (Items 10 through 13 are incorporated by reference from Cascade Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1998.)

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . 23

Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . 23

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 23

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
         ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .  23
         Index to Consolidated Financial Statements . . . . . . . . . .  25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY

      Cascade Bancorp (Bancorp) is a bank holding company formed in 1990 and is headquartered in Bend, Oregon. Bancorp's wholly-owned subsidiaries are Bank of the Cascades,(the " Bank"), a state chartered, federally- insured commercial bank and Cascade Finance which is a consumer finance company, (collectively, "the Company"). At December 31, 1997 the Company had total consolidated assets of $243 million, net loans of $153 million, and deposits of $211 million.

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

CASCADE FINANCE

      Cascade Finance opened in January 1997 and is based in Bend, Oregon. Cascade Finance offers consumer loans and retail lending programs which provides the Company with the opportunity to broaden its market with complimentary services.

BUSINESS STRATEGY

      The Company's business strategy is to continue to grow while maintaining high asset quality, and includes the following components:

/X/      Emphasizing customer service
/X/      Attracting and retaining core deposits
/X/      Targeting its lending programs to the local market
/X/      Originating and selling mortgage loans
/X/      Prudently managing credit quality and interest rate risk
/X/      Effectively cross selling products and services
/X/      Expanding the branch system as opportunities arise

      EMPHASIZING CUSTOMER SERVICE. The Company differentiates itself in its market by a culture in which customers are the highest priority in all aspects of the Company's operations. Ongoing employee training focuses on customer needs, responsiveness and courtesy to customers. Community and customer feedback helps the Company monitor its service and products.

      ATTRACTING AND RETAINING CORE DEPOSITS. The Company emphasizes the development of core deposit relationships because such deposits provide a stable source of funds for operations at a relatively low cost, and because core deposit customers are more likely to purchase other banking services. Core deposits include interest-bearing and non-interest bearing checking and savings accounts. The Company's core deposits are approximately $190 million at December 31, 1997.

      TARGETING ITS LENDING PROGRAMS TO THE LOCAL MARKET. In addition to commercial and consumer loans, the Company offers real estate construction and development loans, municipal and industrial loans, and commercial owner-occupied real estate loans. Through discussions with current and prospective customers, the Bank designs specific loan products to serve small and medium-sized businesses and professionals in its local market area. For example, the Company has developed a construction/ permanent loan program which management believes has generated significant additional lending opportunities among local developers and contractors.

      ORIGINATING AND SELLING MORTGAGE LOANS. The Bank actively markets its mortgage loan origination services to real estate brokers, builders and directly to borrowers. Management emphasizes the Bank's loan application turnaround time and efficient loan processing. The Bank offers mortgage loans which include construction loans, 15 year and 30 year fixed rate mortgage loans and certain types of adjustable rate mortgages. Substantially all mortgage loans which are originated are sold into the secondary market. Management evaluates on an ongoing basis whether to sell originated mortgage loans on a servicing released or servicing retained basis. At December 31, 1997, the Bank held servicing rights to approximately $174 million in mortgage loans which have been sold into the secondary market. In March, 1998 the Bank began direct servicing of these loans which were previously serviced by another financial institution under contract with the Bank.

      PRUDENTLY MANAGING CREDIT QUALITY AND INTEREST RATE RISK. The Bank has implemented loan policies and underwriting practices which allows the Bank to prudently manage credit risk. The Bank's risk management objectives are to maintain an appropriate mix among core deposits and time deposits and to provide adequate funding for the Bank's loan and investment activities. The Bank does not use brokered deposits as a source of funds. The Bank retains, for its loan portfolio, interim construction loans, selected fixed and variable rate real estate loans, business and commercial credits, and consumer loans. Fixed rate conventional mortgages are sold to lessen exposure to interest rate risk. There can be no assurance, however, that the Bank's strategies will continue to be successful.

      EFFECTIVELY CROSS-SELLING PRODUCTS AND SERVICES. The Bank emphasizes the development of long-term and mutually beneficial relationships with its customers. The sale of more than one product or service to a customer is an essential element of this strategy. In addition to a variety of loan products, the Bank offers a broad range of deposit services, including checking, savings, and money market accounts, time deposits and individual retirement accounts. The Bank also provides credit cards, credit-related insurance, cash management services, automatic teller machines, and safe deposit boxes. Management intends to continue responding to market and product opportunities as they occur.

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

EMPLOYEES

      Bancorp has no employees other than its executive officers, who are also employees of the Bank. As of December 31, 1997, the Bank had 153 full-time equivalent employees and Cascade Finance had 3 full-time equivalent employees. None of the employees of the Company are subject to a collective bargaining agreement. The Company considers its relationships with its employees to be good.

COMPETITION

      Commercial banking in Central Oregon is highly competitive with respect to both loans and deposits. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other factors. Many of these competitors have greater resources than the Company and therefore have larger lending capabilities and may provide other services that the Company does not offer.

      The Company competes for customers principally through the range and quality of the services it provides. The Company believes its "Home-Town" banking philosophy and its focus on small and medium-sized businesses and on professionals enables it to compete effectively with other financial institutions for the loans and deposits it seeks. To serve customers whose borrowing requirements exceed its lending limits, the Company arranges participations with other financial institutions.

      Management believes the Company is able to compete effectively in its market due to several factors. The Company's lending officers and senior managers have significant experience in the Central Oregon area which enables them to maintain close working relationships with their customers. In addition, the Company emphasizes customer service in all aspects of its operations, and management believes the Company is able to respond more quickly to customer requests and market opportunities than its larger competitors.

INTERSTATE BANKING LEGISLATION

      Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks, including Oregon, are permitted to merge across state lines and thereby create interstate branch networks.

SUPERVISION AND REGULATION

      Bancorp and the Bank are extensively regulated under federal and Oregon law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not shareholders of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new Federal or State legislation may have in the future.

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

      The Deposit Insurance Funds Act of 1996 ("Funds Act") eliminated the statutorily-imposed minimum assessment amount effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as, the Bank's deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.256 cents per $100 of deposits per year. The Bank's FDIC insurance expense for 1997 was approximately $20,000 and management anticipates that the FDIC insurance expense for 1998 will be approximately $30,000 based upon deposits held at December 31, 1997.

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

      Loans are generally assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. The Company's investment securities are mainly U.S. Government sponsored agency obligations which are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations fully guaranteed by the United States Treasury or United States Government, which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

      As of December 31, 1997, the Company was in compliance with applicable capital requirements, as shown in the following tables (dollars in thousands):

Risk Based Capital Ratios:

                                              Amount      Ratio
                                            ---------    -------
Tier 1 capital . . . . . . . . . . . . . .  $  23,573     13.15%
Minimum Tier 1 capital requirement . . . .      7,173      4.00%

Total capital. . . . . . . . . . . . . . .     25,622     14.29%
Minimum total capital requirement. . . . .     14,346      8.00%

Risk Weighted Assets . . . . . . . . . . .  $ 179,327       N/A

Leverage Ratio:

                                              Amount      Ratio
                                            ---------    -------
Tier 1 capital . . . . . . . . . . . . . .  $  23,573      9.63%
Minimum leverage requirement . . . . . . .      7,341      3.00%

Average adjusted total assets. . . . . . .    244,704       N/A

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

                      SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes which are included in the Annual Report to Shareholders for the year ended December 31, 1997 (in thousands, except per share data and ratios; unaudited):


                                                 Years ended December 31,
                                      ------------------------------------------
                                        1997     1996     1995     1994    1993

INCOME STATEMENT DATA
Interest income                       $18,836  $15,812  $13,904  $10,081  $8,395
 Interest expense                       4,787    4,052    3,769    2,156   1,778
 Net interest income                   14,049   11,760   10,135    7,925   6,617
 Loan loss provision                    1,075      432      481      311     254
 Net interest income after
   loan loss provision                 12,974   11,328    9,654    7,614   6,363

 Noninterest income                     4,310    4,020    3,099    2,443   3,062
 Noninterest expense                    9,379    8,113    7,144    6,294   5,734
 Income before income taxes             7,905    7,235    5,609    3,763   3,691
 Provision for income taxes             2,864    2,722    1,977    1,379   1,341
 Net income                            $5,041   $4,513   $3,632   $2,384  $2,350

SHARE DATA
 Basic earnings per common share (1)    $1.18    $1.06    $0.85    $0.57   $0.77
 Diluted earnings per common
   share (1)                            $1.15    $1.04    $0.84    $0.56   $0.77
 Book value per common share (1)        $5.81    $5.65    $4.56    $3.55   $2.89
 Cash dividends per common share (1)    $0.45        -        -        -       -
 Ratio of dividends declared to
   net income                          39.13%        -        -        -       -
 Basic weighted average shares of
   common stock outstanding (1)(5)      4,255    4,266    4,266    4,182   3,042
 Fully diluted weighted average
   shares of common stock out-
     standing (1)(5)                    4,378    4,338    4,305    4,261   3,042

 BALANCE SHEET DATA (AT PERIOD END)
   Investment securities              $44,400  $27,797  $13,368  $32,648 $18,532
   Loans, net                         153,025  131,627  124,711   96,927  72,844
   Total assets                       242,611  201,277  177,562  146,803 115,093
   Total deposits                     211,345  171,082  152,438  128,260 105,189
   Total shareholders' equity (5)      24,236   23,572   19,040   14,811   8,793

 SELECTED RATIOS
   Return on average total assets       2.23%    2.39%    2.24%    1.78%   2.20%
  Return on average total
   shareholders' equity (5)            20.73%   21.04%   21.36%   16.98%  30.83%
   Net interest spread                  6.23%    6.11%    5.97%    5.96%   6.38%
   Net interest margin                  7.17%    7.09%    6.92%    6.71%   7.05%
   Efficiency ratio (2)                51.09%   51.41%   53.28%   60.71%  59.24%

 ASSET QUALITY RATIOS
   Reserve for loan losses to
     ending total loans                 1.32%    1.26%    1.30%    1.18%   1.22%
   Nonperforming assets to end-
     ing total assets (3)               0.04%    0.04%    0.04%    0.00%   0.17%
   Net loan charge-offs to
     average loans                      0.48%    0.28%    0.00%    0.08%   0.14%

 CAPITAL RATIOS
   Average shareholders' equity
     to average assets (5)             10.77%   11.33%   10.47%   10.51%   7.29%
   Leverage ratio (4)                   9.63%   11.48%   10.64%    9.68%   7.60%
   Total risk-based capital
     ratio (4)                         14.29%   16.51%   14.29%   14.69%  11.93%
-----------------
(1) Adjusted to reflect 10% stock dividends declared in 1994, 1995 and 1996 and a two-for-one stock split in 1997.
(2) Efficiency ratio is noninterest expense divided by (net interest income + noninterest income - non-recurring items).
(3) Nonperforming assets consist of nonaccrual loans and loans contractually past due 90 days or more.
(4)  Computed in accordance with FRB and FDIC guidelines.
(5) During 1997 the Board adopted a stock repurchase plan to buyback approximately 2.5% of common stock. In addition, the Board adopted a plan to repurchase up to an additional 2.5% of common stock during 1998.

                       SELECTED QUARTERLY FINANCIAL DATA

      The following table sets forth the Company's unaudited data regarding operations for each quarter of 1997, 1996 and 1995. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein (in thousands, except per share amounts):

                                           1997 Quarters Ended
                                ------------------------------- ---------
                                 Dec. 31   Sept. 30    June 30    Mar. 31
                                --------   --------   --------   --------
Interest income                 $  5,230   $  4,914   $  4,599   $  4,093
Interest expense                   1,302      1,239      1,195      1,051
                                --------   --------   --------   --------
Net interest income                3,928      3,675      3,404      3,042
Loan loss provision                  468        231        280         96
                                --------   --------   --------   --------
Net interest income after
 loan loss provision               3,460      3,444      3,124      2,946
Noninterest income                 1,135      1,217      1,026        932
Noninterest expense                2,671      2,398      2,164      2,146
                                --------   --------   --------   --------
Income before income taxes         1,924      2,263      1,986      1,732
Provision for income taxes           618        802        784        660
                                --------   --------   --------   --------
Net income                      $  1,306      1,461    $ 1,202    $ 1,072
                                ========   ========   ========   ========
Weighted average number of
 shares outstanding (1)            4,214      4,269      4,269      4,266
Net income per share (1)           $0.31      $0.34      $0.28      $0.25


                                           1996 Quarters Ended
                                -----------------------------------------
                                 Dec. 31   Sept. 30   June 30    Mar. 31
                                --------   --------   --------   --------
Interest income                 $  4,244   $  4,103    $ 3,762   $  3,703
Interest expense                   1,072      1,054        969        957
                                --------   --------   --------   --------
Net interest income                3,172      3,049      2,793      2,746
Loan loss provision                  137        147         66         82
                                --------   --------   --------   --------
Net interest income after
 loan loss provision               3,035      2,902      2,727      2,664
Noninterest income                 1,180        987        939        914
Noninterest expense                2,328      2,089      1,830      1,866
                                --------   --------   --------   --------
Income before income taxes         1,887      1,800      1,836      1,712
Provision for income taxes           712        677        690        643
                                --------   --------   --------   --------
Net income                       $ 1,175      1,123      1,146      1,069
                                ========   ========   ========   ========
Weighted average number of
  shares outstanding (1)           4,266      4,266      4,266      4,266
Basic earnings per share (1)       $0.28      $0.26      $0.27      $0.25
Fully diluted weighted average
  number of shares outstanding     4,343      4,346      4,346      4,346
Fully diluted earnings
  per share (1)                    $0.27      $0.26      $0.26      $0.25

----------------------
(1) Adjusted to give retroactive effect to a two-for-one stock split declared in July 1997 and 10% stock dividends declared in June 1996 and 1995.

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

The following table represents the Company's average balance sheets as well as certain rates earned and rates paid for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                            Year ended December 31, 1997
                                          ---------------------------------

                                                       Interest     Average
                                           Average     Income/     Yield or
                                           Balance     Expense      Rates
                                          ---------    ---------    -------
Assets
   Taxable securities                     $  35,898    $  2,507       6.98%

   Non-taxable securities (1)                 1,751          74       4.23%
   Federal funds sold                         8,646         467       5.40%
   Loans (2)(3)(4)                          149,698      15,788      10.55%
                                          ---------    ---------
      Total earning assets/interest income  195,993      18,836       9.61%
   Reserve for loan losses                   (1,784)
   Cash and due from banks                   18,922
   Premises and equipment, net                4,710
   Accrued interest and other assets          7,921
                                          ---------
Total assets                              $ 225,762
                                          =========
Liabilities and Stockholders' Equity
   Interest bearing demand deposits       $ 102,484    $  3,083       3.01%
   Savings deposits                          13,027         284       2.18%
   Time deposits                             19,846         998       5.03%
   Other borrowings                           6,269         422       6.73%
                                          ---------    --------
     Total interest bearing liabilities/
         interest expense                   141,626       4,787       3.38%
   Demand deposits                           58,062
   Other liabilities                          1,755
                                          ---------
Total liabilities                           201,443
Stockholder's equity                         24,319
                                          ---------
Total liabilities and stockholders'
         equity                          $  225,762
                                         ==========
                                                       ---------
Net interest income                                    $ 14,049
                                                       =========

Net interest spread                                                      6.23%
                                                                       =======
Net interest income to earning assets                                    7.17%
                                                                       =======

                                            Year ended December 31, 1996
                                          ---------------------------------

                                                       Interest     Average
                                           Average     Income/     Yield or
                                           Balance     Expense      Rates
                                          ---------    ---------    -------
Assets
   Taxable securities                     $ 18,717    $  1,273       6.80%

   Non-taxable securities (1)                2,155          94       4.36%
   Federal funds sold                        7,241         381       5.26%
   Loans (2)(3)(4)                         137,798      14,064      10.21%
                                          ---------    ---------
      Total earning assets/interest income 165,911      15,812       9.53%
   Reserve for loan losses                  (1,764)
   Cash and due from banks                  14,530
   Premises and equipment, net               3,810
   Accrued interest and other assets         6,729
                                          ---------
Total assets                             $ 189,216
                                          =========
Liabilities and Stockholders' Equity
   Interest bearing demand deposits      $  83,154    $  2,530       3.04%
   Savings deposits                         12,975         286       2.20%
   Time deposits                            17,235         873       5.07%
   Other borrowings                          5,173         363       7.02%
                                          ---------    --------
     Total interest bearing liabilities/
         interest expense                  118,537       4,052       3.42%
   Demand deposits                          46,886
   Other liabilities                         2,348
                                          ---------
Total liabilities                          167,771
Stockholder's equity                        21,445
                                          ---------
Total liabilities and stockholders'
         equity                          $ 189,216
                                          =========
                                                       ---------
Net interest income                                    $ 11,760
                                                       =========

Net interest spread                                                  6.11%
                                                                   =======
Net interest income to earning assets                                7.09%
                                                                   =======


                                            Year ended December 31, 1995
                                          ---------------------------------

                                                       Interest     Average
                                           Average     Income/     Yield or
                                           Balance     Expense      Rates
                                          ---------    ---------    -------
Assets
   Taxable securities                     $ 18,964    $  1,227       6.47%

   Non-taxable securities (1)                2,876         122       4.24%
   Federal funds sold                        2,812         155       5.51%
   Loans (2)(3)(4)                         121,883      12,400      10.17%
                                          ---------    ---------
      Total earning assets/interest income 146,535      13,904       9.49%
   Reserve for loan losses                  (1,417)
   Cash and due from banks                  10,447
   Premises and equipment, net               3,337
   Accrued interest and other assets         3,476
                                          ---------
Total assets                             $ 162,378
                                          =========
Liabilities and Stockholders' Equity
   Interest bearing demand deposits      $ 73,426    $  2,384       3.25%
   Savings deposits                        13,227         304       2.30%
   Time deposits                           13,506         621       4.60%
   Other borrowings                         6,892         460       6.67%
                                         ---------    --------
     Total interest bearing liabilities/
         interest expense                 107,051       3,769       3.52%
   Demand deposits                         36,353
   Other liabilities                        1,967
                                         ---------
Total liabilities                         145,371
Stockholder's equity                       17,007
                                         ---------
Total liabilities and stockholders'
         equity                         $ 162,378
                                         =========
                                                       ---------
Net interest income                                    $ 10,135
                                                       =========

Net interest spread                                                  5.97%
                                                                   =======
Net interest income to earning assets                                6.92%
                                                                   =======

----------------
(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2) Average non-accrual loans included in the computation of average loans was insignificant for 1997, 1996 and 1995.
(3) Loan related fees recognized during the period and included in the yield calculation totaled approximately $1,012,000 in 1997, $780,000 in 1996 and $849,000 in 1995.
(4) Includes mortgage loans held for sale.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

 The following table shows the dollar amount of the increase (decrease) in the Company's consolidated interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variances which were immaterial have been allocated equally between rate and volume changes (dollars in thousands).

                                                      Year ended December 31,
                              -----------------------------------------------------------------
                                       1997 over 1996                    1996 over 1995
                              -----------------------------   ------------------------------
                                Total    Amount of Change      Total       Amount of Change
                              Increase    Attributed to       Increase      Attributed to
                             (Decrease)   Volume     Rate     (Decrease)   Volume      Rate
                             ----------  --------  --------   ----------  -------    -------
Interest income:
 Interest and fees on loans   $ 1,724    $ 1,235   $  489     $ 1,664     $ 1,617    $ 47
 Taxable securities             1,234      1,184       50          46         (16)     62
 Non-taxable securities           (20)       (18)      (2)        (28)        (31)      3
 Federal funds sold                86         75       11         226         238     (12)
                             ----------  --------  --------   ----------  -------    -------
                                3,024      2,476      548       1,908       1,808      100
Interest expense:
 Interest on deposits:
   Interest bearing demand        553        583      (30)        146         308     (162)
   Savings                         (2)         1       (3)        (18)         (6)     (12)
   Time deposits                  125        131       (6)        252         181       71
 Other borrowings                  59         76      (17)        (97)       (118)      21
                             ----------  --------  --------   ----------  -------    -------
 Total interest expense           735        791      (56)        283         365      (82)
                             ----------  --------  --------   ----------  -------    -------

Net interest spread           $ 2,289    $ 1,685   $  604     $ 1,625     $ 1,443    $ 182
                             ----------  --------  --------   ----------  -------    ------
                             ----------  --------  --------   ----------  -------    ------

Interest Rate Sensitivity Table

     Set forth below is a table showing the interest rate sensitivity of the Company's assets and liabilities over various repricing periods and maturities, as of December 31, 1997. Maturities are based on contractual terms and repricing amounts are based on actual historical experiences (dollars in thousands):

                                                           After 90      After
                                                             days      one year       After
                                               Within       within      within        five
                                              90 days      one year   five years      years        Total
                                             ---------    ---------   ----------    ---------    ---------
INTEREST EARNING ASSETS:
    Investments & fed funds sold             $  11,508    $   9,085    $  28,393    $   3,914    $  52,900
    Loans                                       70,810       25,738       53,031        5,996      155,575
                                             ---------    ---------   ----------    ---------    ---------
         Total interest earning assets       $  82,318    $  34,823   $   81,424    $   9,910    $ 208,475
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------
INTEREST BEARING LIABILITIES:
    Interest-bearing demand deposits         $  46,234    $  36,217   $   29,030    $       -    $ 111,481
    Savings deposits                                 -            -        5,164        7,906       13,070
    Time deposits                                6,768       11,888        2,898           40       21,594
                                             ---------    ---------   ----------    ---------    ---------
         Total interest bearing deposits        53,002       48,105       37,092        7,946      146,145
                                             ---------    ---------   ----------    ---------    ---------
    Other borrowings                                 -            -            -            -        5,000
         Total interest bearing liabilities  $  53,002    $  53,105   $   37,092    $   7,946    $ 151,145
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------

Interest rate sensitivity gap                $ 29,316    $ (18,282)  $   44,332    $   1,964       57,330
Interest rate gap as a percentage
    of total interest earning assets            14.06%       (8.77%)      21.26%        0.94%       27.50%
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------

Cumulative interest rate sensitivity gap     $  29,316    $  11,034    $  55,366    $  57,330    $  57,330
Cumulative interest rate gap as a percentage
    of total interest earning assets            14.06%        5.30%       26.56%       27.50%          N/A
                                             ---------    ---------   ----------    ---------    ---------
                                             ---------    ---------   ----------    ---------    ---------

     The Company's profitability, like most financial institutions, depends to a large extent upon its net interest income, which is the difference between the interest earned on assets (loans and investments), versus the interest expense paid on its labilities (deposits and borrowings). The Company's historical business activity tends to originate loans with maturities and repricing terms which are shorter than those of deposit relationships. These maturity and repricing differences create a natural interest rate risk profile whereby the Company will tend to generate higher earnings should market interest rates rise and lower earnings should interest rates fall.

     The Company analyzes this risk by simulation modeling and by traditional interest rate gap analysis. Both methods provide an indication of risk for a given change in interest rates. These methods of analyses are dependent on assumptions and estimations that management believes reasonable, although the actual results may vary substantially.

     The Bank's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percent change from the stable rate scenario in the event of rising and falling market interest rates over one and two year time horizons. The simulation model estimates that in the event of a 1.5 percent reduction in market interest rates, earnings could be adversely impacted up to approximately 11.2 percent, while a similar increase in market rates would have a favorable impact of approximately 16.0 percent. Because of uncertainties as to the extent of refinance activity, competitive loan pricing spreads, product volumes and mix, and other unexpected changes in economic behavior related to movements in market rates, no assurance can be made that simulation results are reliable indicators of earnings under such conditions.

     At year end 1997, the Company's one year cumulative interest rate gap analysis indicates that rate sensitive assets maturing or available for repricing within one-year exceeded rate sensitive liabilities by approximately $11.0 million. A year earlier, rate sensitive assets exceeded maturing or available for repricing rate sensitive liabilities by $12.3 million. It is the Company's policy to manage interest rate risk to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk.

LOAN PORTFOLIO

     Interest earned on the loan portfolio is the primary source of income for the Company. Net loans represent 63% of total assets as of December 31, 1997. Although the Company strives to serve the credit needs of its service area, its primary focus is on real estate related and commercial credits. The Company makes substantially all of its loans to customers located within the Company's service areas. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The
Company has no significant agricultural loans.

     The following table presents the composition of the Company's loan portfolio, at the dates indicated (dollars in thousands):

                                 December 31,
                    --------------------------------------------
                       1997     1996     1995     1994     1993
                    -------- -------- -------- -------- --------
Commercial          $ 30,059 $ 22,485 $ 21,711 $ 20,114 $ 17,929

Real Estate:
   Construction       30,863   34,375   33,984   22,259   18,237
   Mortgage           23,396   19,774   24,750   18,656   12,222
   Commercial         52,356   42,391   31,019   25,054   16,456

Installment           18,901   14,666   15,271   13,333   11,220
                     -------  -------  -------  -------  -------
                     155,575  133,691  126,735   99,416   76,064
Less:
   Reserve for
         loan losses   2,048    1,691    1,651    1,172      930
   Deferred loan fees    502      373      372      325      200
                     -------  -------  -------  -------  -------
                       2,550    2,064    2,023    1,497    1,130
                     -------  -------  -------  -------  -------
                    $153,025 $131,627 $124,712 $ 97,919 $ 74,934
                     ======= ======== ======== ======== ========

     At December 31, 1997, the maturities of all loans by category were as follows (dollars in thousands):

                                         Due after
                                         one, but
                         Due within     within five   Due after
Loan Category             one year         years      five years     Total
- --------------------    ----------    -----------  -----------  ----------
Commercial                $ 24,520       $  5,470     $      69    $  30,059

Real Estate:
    Construction            25,636          4,205         1,022       30,863
    Mortgage                20,119          1,541         1,736       23,396
    Commercial              19,804         31,946           606       52,356

Installment                  6,469          9,869         2,563       18,901
                        ----------     ----------    ----------   ----------
                        $   96,548     $   53,031    $    5,996   $  155,575
                        ----------     ----------    ----------   ----------
                        ----------     ----------    ----------   ----------

     Variable rate loans due after one year totaled $33,800 at December 31, 1997 and loans with predetermined or fixed rates due after one year totaled $25,227 at December 31, 1997.

LENDING AND CREDIT MANAGEMENT

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Company's customer base and the growth experienced in the Company's market area, real estate is frequently a material component of collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income; however, real estate provides an additional measure of security.
Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within the Bank's market area.

     The Company mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Company. The commercial real estate risk is further mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

     The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets (dollars in thousands):

                                         December 31,
                            -------------------------------------
                             1997    1996    1995    1994   1993
                            -----   ------  ------  ------ ------
Loans on non-accrual status $  43   $  50   $  45   $  -   $ 128

Loans past due 90 days
  or more but not on
      non-accrual status       45      27      21       4     64

Other real estate owned         9       -       -       -      -
                            -----   -----   -----   ------ ------
Total non-performing assets $  97   $  77   $  66   $   4  $ 192
                            =====   =====   =====   ====== ======

Percentage of non-performing
    assets to total assets   .04%    .04%    .04%     .00%   .17%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income was insignificant for the periods presented.

     At December 31, 1997, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

ALLOCATION OF RESERVE FOR LOAN LOSSES

     The Company does not normally allocate the reserve for loan losses to specific loan categories. An allocation to these major categories is made below for presentation purposes. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure the Bank's assessment at a point in time of perceived credit loss exposure and the impact of current and anticipated economic conditions. A schedule dividing the reserve for loan losses into allocated and unallocated categories is furnished below for the end of each of the last five years (dollars in thousands):

                                          December 31,
                ---------------------------------------------------------------
                         1997                  1996                  1995
                --------------------  -------------------- --------------------
                        Percentage            Percentage            Percentage
                        of loans in           of loans in           of loans in
                           each                  each                  each
                        category to           category to           category to
                Amount  total loans   Amount  total loans   Amount  total loans
                ------  -----------   ------  ------------  ------  -----------
Commercial      $ 188        20%      $ 145        17%      $ 153        17%
Real Estate:
  Construction    236        20         227        26         218        27
  Mortgage         81        15          78        15          80        20
  Commercial      245        33         186        32         148        24
Installment       102        12          92        10          94        12
Unallocated     1,196         -         963         -         958         -
                -----   -----------   ------  ------------  ------  -----------
               $2,048       100%     $1,691       100%     $1,651       100%
                =====   ===========   ======  ============  ======  ===========


                                    December 31,
                ------------------------------------------
                       1994                  1993
                --------------------  --------------------
                        Percentage            Percentage
                        of loans in           of loans in
                           each                  each
                        category to           category to
                Amount  total loans   Amount  total loans
                ------  -----------   ------  ------------
Commercial      $ 120        20%      $ 173        23%
Real Estate:
  Construction    123        22         100        24
  Mortgage         83        19          38        16
  Commercial      126        25          82        22
Installment        86        14          82        15
Unallocated       634         -         455         -
                -----   -----------   ------  ------------
               $1,172       100%     $  930       100%
                =====   ===========   ======  ============

RESERVE FOR LOAN LOSSES

     The provision for loan losses charged to operating expense is based on the Company's loan loss experience and such other factors which, in management's judgement, should be considered in estimating possible loan losses.
Management monitors the loan portfolio to ensure that the reserve for loan losses is adequate to cover outstanding loans on non-accrual status and any current loans deemed to be in serious doubt of repayment according to each loan's repayment plan. The following table summarizes the Company's reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

                                          Year ended December 31,
                           -------------------------------------------------
                              1997      1996      1995      1994      1993
                           --------- --------- --------- --------- ---------
Loans outstanding at
   end of period           $ 155,575 $ 133,691 $ 126,735 $  99,416 $  76,064

Average loans outstanding
   during the period       $ 149,698 $ 137,798 $ 121,883 $  86,072 $  70,080

Reserve balance,
   beginning of period     $   1,691 $   1,651 $   1,172 $     930 $     771

Recoveries:
   Commercial                     16         2        70        22         5
   Real Estate:
      Construction                 -         -         -         -         -
      Mortgage                     2         -         -         -         -
      Commercial                   -         -         1         -         -
   Installment                    42        28        30         4         3
                            -------- --------- --------- --------- ---------
                                  60        30       101        26         8
Loans charged off:
   Commercial                    (80)     (212)      (24)      (53)      (48)
   Real Estate:
      Construction                 -         -         -         -         -
      Mortgage                  (442)      (50)        -         -        (3)

      Commercial                   -         -        (2)        -         -
   Installment                  (256)     (160)      (77)      (42)      (53)
                            -------- --------- --------- --------- ---------
                                (778)     (422)     (103)      (95)     (104)
                            -------- --------- --------- --------- ---------
Net loans charged-off           (718)     (392)       (2)      (69)      (96)
Provision charged to
      operations               1,075       432       481       311       254
                            -------- --------- --------- --------- ---------
Reserve balance,
      end of period         $  2,048 $   1,691 $   1,651 $   1,172 $     930


Ratio of net loans
  charged-off to average
      loans outstanding         .48%      .28%      .00%     .08%      .14%
                             =======   =======    ======   ======    ======

Ratio of reserve for loan
  losses to loans at end
      of period                1.32%     1.26%     1.30%    1.18%     1.22%
                             =======   =======    ======   ======    ======

INVESTMENT PORTFOLIO

     The following table shows the carrying value of the Company's portfolio of investments at December 31, 1997, 1996 and 1995 (dollars in thousands). See Notes 1 and 3 of Notes to Consolidated Financial Statements for more information about investment securities at December 31, 1997 and 1996.

                                             December 31,
                                  ------------------------------------
                                    1997           1996         1995
                                  --------      --------      --------

U.S. Treasury securities          $  3,083      $  4,009      $ 4,558
U.S. Government and
    agency securities               38,339        20,468        5,408
Obligations of state and
    political subdivisions           1,030         2,013        2,190
                                  --------      --------      --------
      Total debt securities         42,452        26,490       12,156

Federal Home Loan Bank stock         1,416         1,307        1,212
Equity Securities                      532             -            -

                                 ---------      --------      --------
     Total investment securities $ 44,400       $ 27,797      $13,368
                                 =========      ========      ========

     The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 1997 (dollars in thousands):

                                   Due in          Due after one year    Due five years
                              One year or less     through five years   through ten years
                             --------------------  -------------------  ------------------
                              Weighted             Weighted             Weighted
                              Carrying  average    Carrying   average   Carrying   average
                               value    yield (1)    value    yield (1)   value    yield (1)
                              -------  ----------- --------   --------   -------  ----------
Available-for-sale
------------------
U.S. Treasury securities      $    -        -      $  3,083     6.51%    $   -         -
U.S. Government agencies           -        -        36,326     6.67%      2,013     7.30%
                              -------              --------              -------
                                   -                 39,409                2,013

Held-to-maturity
----------------
Obligations of state and
      political subdivisions      40      4.60%         990     5.01%        -         -
Federal Home Loan Bank stock (2)   -        -             -       -        1,416     5.98%
Equity Securities (2)              -        -             -       -          532       -
                              -------              --------              -------
                                  40                    990                1,948
                              -------              --------              -------
     Total                    $   40      4.60%    $ 40,399     6.61%    $ 3,961     7.05%
                              =======    ======    ========     =====     =======    ======

-------------------
(1) Yields on tax-exempt securities have not been stated on a tax equivalent basis.
(2)  No stated maturity.

DEPOSIT LIABILITIES AND TIME DEPOSIT MATURITIES

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):


                                        Years ended December 31,
                      ---------------------------------------------------------------
                           1997                 1996                    1995
DEPOSIT LIABILITIES       Average              Average                 Average
                      ---------------   ---------------------   ---------------------
                                Rate                  Rate                  Rate
                      Amount    Paid     Amount       Paid       Amount     Paid
                      ---------------   -------------------   ---------------------
Demand               $  58,062   N/A    $  46,886     N/A     $  36,353    N/A
Interest-bearing
 demand                102,484  3.01%      83,154    3.04%       73,426   3.25%
Savings                 13,027  2.18%      12,975    2.20%       13,227   2.30%
Time                    19,846  5.03%      17,235    5.07%       13,506   4.60%
                     ---------          ---------             ---------
  Total Deposits     $ 193,419          $ 160,250             $ 136,512
                     ---------          ---------             ---------
                     ---------          ---------             ---------

      As of December 31, 1997 the Company's time deposit liabilities had the following times remaining to maturity (dollars in thousands):

                               Time deposits of              All other
                             $100,000 or more (1)         Time deposits (2)
                            ----------------------    -----------------------
Remaining time to maturity  Amount       Percent        Amount       Percent
- ------------------------  ----------------------    -----------------------
3 months or less.......... $ 1,425         38.35%     $  5,348         29.91%
Over 3 months
  through 6 months........     810         21.80%        4,941         27.64%
Over 6 months
  through 12 months.......   1,376         37.03%        4,756         26.60%
Over 12 months............     105          2.82%        2,833         15.85%

                            ----------------------     -----------------------
   Total.................. $ 3,716        100.00%     $ 17,878        100.00%
                            ----------------------     -----------------------
                            ----------------------     -----------------------
----------------
(1) Time deposits of $100,000 or more represent 1.76% of total deposits as of December 31, 1997.
(2) All other time deposits represent 8.46% of total deposits as of December 31, 1997.

ITEM 2.   PROPERTY

     MAIN OFFICE. The Bank's Main Office opened in September of 1990 and is located at 1100 N. W. Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. Monthly rental is $4,600 per month with adjustments every five years by mutual agreement of landlord and tenant. The main branch and administrative offices occupy the main floor, and the mortgage lending office occupies approximately 2,400 square feet on the second floor. An expansion of approximately 6,000 square feet for bank operations, training and human resources was completed in 1996. A separate data processing and drive-up facility is also located on site.

     THIRD & REVERE BRANCH. The Bank's original Main Office was located at 1700 N. E. Third Street, Bend, Oregon. The building now serves as a branch of the Bank and provides approximately 4,800 square feet of space. The building is owned by the Bank and is situated on leased land. The ground lease is for 50 years and commenced in August 1976. Currently the monthly rental is $4,280. The monthly rental amount is subject to change every five years based upon a percentage of the increase in appraised value of the property.

     SOUTH BEND BRANCH. The South Bend Branch opened in March 1979 and consists of approximately 2,500 square feet. The building is owned by the Bank and is situated on leased land. The lease terms extend through November 2028. Currently the monthly rental is $2,908. The monthly rental amount is subject to change every three years by a percentage equal to the increase/decrease in the consumer price index.

     SUNRIVER BRANCH. The Sunriver Branch opened in April 1980 and is located at the Sunriver Mall, Sunriver, Oregon. Construction was completed on a new free standing branch building of 2,330 square feet in September, 1997 and is near the previously existing branch. The new lease term extends through 2012 (subject to seven options to extend of five years each). The monthly rental is $1,836. The monthly rental amount is subject to change every five years based on any percentage increase in the real market value of the premises. The previously existing lease was canceled as a condition of the new building lease.

     SISTERS BRANCH.  The Sisters Branch commenced operations in November
1985 when the Bank purchased the branch from another financial institution. The branch is located at 175 S. E. Main, Sisters, Oregon and consists of approximately 2,200 square feet. The building and land are owned by the Bank. This branch added a drive-up ATM in 1997.

     REDMOND BRANCH. The Redmond Branch opened in June of 1992 and consists of approximately 3,800 square feet. The land and building are leased. The lease term extends to 2022. The current monthly rental is $3,271 and is subject to change every five years with a 3 percent per year escalation clause.

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

     CASCADE FINANCE. Cascade Finance opened in January, 1997 and currently rents space in the administrative offices of the Bank for $750 per month. Cascade Finance anticipates moving to a new leased location in April, 1998. The new facility is located at 2650 N.E. Highway 20, Suite B, Bend, Oregon and consists of 774 square feet of floor space. The lease term extends through 2002 with one five year term. The monthly rent will be $986 subject to change annually by 3 percent of the minimum rent.

     In the opinion of management all of the Bank's properties are adequately insured.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no threatened or pending proceedings against the Company, which, if determined adversely, would have a material effect on the business or financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information called for by this item is located on page 8 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The five year selected financial data called for by this item is located on page 10 of this annual report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is located on pages 5, 6 and 7 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information called for by this item is located under Interest Rate Sensitivity and Loan Portfolio in Part 1 of this annual report on Form 10-K and can be located on pages 14 and 15.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is located on pages 11 through 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                             PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by this item is located on pages 2, 3 and 8 of the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1998, and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

     The information called for by this item is located on page 4 and 5 of the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1998, and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is located on page 1 of the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1998, and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is located on page 8 of the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1998, and is incorporated herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Annual Report on Form 10-K.

     (1) The financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements, and are incorporated herein by reference.

     (2)    Financial Statement Schedules.

          All financial statement schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits.

         3.1 ARTICLES OF INCORPORATION. As amended, filed as exhibit 3.1 to registrant's Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

         3.2 BYLAWS. As amended, filed as exhibit 3.2 to registrant's Form 10-QSB report for the quarter ended March 31, 1995, and incorporated herein by reference.

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

         11.1 EARNINGS PER SHARE COMPUTATION. The information called for by this item is located on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

         13.1 1997 Annual Report to Shareholders. Portions of the registrant's annual report to shareholders are incorporated by reference as noted above. With the exception of the portions specifically incorporated herein by reference, the 1997 Annual Report to Shareholders is not deemed filed as part of this Form 10-K, Annual Report.

         21.1 SUBSIDIARIES OF REGISTRANT. Filed as Exhibit 21.1 to registrant's Form 10-KSB for the year ended December 31, 1996, and incorporated herein by reference.

         23.1  CONSENT OF INDEPENDENT AUDITORS; SYMONDS, EVANS & LARSON,
               P.C.

         27.1  FINANCIAL DATA SCHEDULE.

  (b)    REPORTS ON FORM 8-K.  The Company did not file any reports on Form
         8-K during the last quarter of the fiscal year ended December 31, 1997.

                         CASCADE BANCORP
            Index to Consolidated Financial Statements
                           (Item 13(a))


                                                                    Annual
                                                                   Report to
                                                                 Shareholders

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .  10


Consolidated Balance Sheets at December 31, 1997 and 1996. . . . . . .  11


For the Years Ended December 31, 1997, 1996 and 1995:
  Consolidated Statements of Income . . . . . . . . . . . . . . . . . . 12
  Consolidated Statements of Changes in Stockholders' Equity. . . . . . 13
  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . 14


Notes to Consolidated Financial Statements . . . . . . . . . . . . . 15-28

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP                             CASCADE BANCORP


/s/ Roger J. Shields                        /s/ Patricia L. Moss
-------------------------                   ---------------------------
Roger J. Shields                            Patricia L. Moss
President                                   Chief Financial Officer
March 16, 1998                              March 16, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jerry E. Andres                           March 16, 1998
-------------------------------------        ----------------------------
Jerry E. Andres, Director                    Date

/s/ Gary L. Capps                             March 16, 1998
-------------------------------------        ----------------------------
Gary L. Capps, Director                      Date

/s/ Gary L. Hoffman                           March 16, 1998
-------------------------------------        ----------------------------
Gary L. Hoffman, Director                    Date

/s/ Patricia L. Moss                          March 16, 1998
-------------------------------------        ----------------------------
Patricia L. Moss, Director/                  Date
Executive Vice President

/s/ James E. Petersen                         March 16, 1998
-------------------------------------        ----------------------------
James E. Petersen, Director/                 Date
Assistant Secretary

/s/ Roger J. Shields                          March 16, 1999
-------------------------------------        ----------------------------
Roger J. Shields, Director/President         Date

/s/ Jacob M. Wolfe                            March 16, 1998
-------------------------------------        ----------------------------
Jacob M. Wolfe, Director                     Date









Form 10-K, December 31, 1997