Form 10-Q
period 1998-03-31
CASCADE BANCORP
filed 1998-05-12
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1998
                                                --------------

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

                            ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,144,862 shares of no par
value Common Stock on April 30, 1998.            --------------------------
------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                  MARCH 31, 1998

                                      INDEX


PART I:  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----
Condensed Consolidated Balance Sheets
  as of March 31, 1998 and December 31, 1997. . . . . .. . . . . . . . . . .3

Condensed Consolidated Statements of Income and Comprehensive Income
  for the three months ended March 31, 1998 and 1997. . . . . . . . . . . . 4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the three months ended March 31, 1998 and 1997. . . . . . . . . . . . 5

Condensed Consolidated Statements of Cash Flows
  for the three months ended March 31, 1998 and 1997. . . . . . . . . . . . 6

Notes to Condensed Consolidated Financial Statements . .. . . . . . . . . . 7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . .. . . . . . . . . . . . . . . . . . . . . .11


PART II:  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                      1998          1997
                                                  ------------   ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                         $ 17,991,741   $ 21,053,706
  Federal funds sold                                 8,300,000      8,500,000
                                                  ------------   ------------
      Total cash and cash equivalents               26,291,741     29,553,706
Investment securities available-for-sale            39,032,917     41,953,637
Investment securities held-to-maturity               2,472,873      2,445,957
Loans, net                                         161,764,992    153,024,926
Mortgage loans held for sale                         4,285,669      1,876,186
Premises and equipment, net                          5,341,490      5,057,388
Accrued interest and other assets                   10,647,509      8,699,681
                                                  ------------   ------------
         Total assets                             $249,837,191   $242,611,481
                                                  ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand                                      $ 73,431,136   $ 65,199,160
      Interest bearing demand                      112,427,708    111,481,437
      Savings                                       13,795,108     13,070,325
      Time deposits                                 22,869,486     21,593,851
                                                  ------------   ------------
         Total deposits                            222,523,438    211,344,773
      Other borrowings                                       -      5,000,000
      Accrued interest and other liabilities         3,017,587      2,030,284
                                                  ------------   ------------
         Total liabilities                         225,541,025    218,375,057

Stockholders'equity:
  Common stock, no par value;
      10,000,000 shares authorized;
      4,144,862 issued and outstanding
         (4,172,238-1997)                            9,605,136     10,365,015
  Retained earnings                                 14,350,899     13,568,644
 Accumulated other comprehensive income                340,131        302,765
                                                  ------------   ------------
         Total stockholders' equity                 24,296,166     24,236,424
                                                  ------------   ------------
         Total liabilities and stockholders'
            equity                                $249,837,191   $242,611,481
                                                  ============   ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 and 1997
                                  (Unaudited)

                                                        1998          1997
                                                     ----------    ----------
Interest income:
  Interest and fees on loans                         $4,224,311    $3,503,779
  Taxable interest on investments                       692,160       467,639
  Nontaxable interest on investments                     11,717        21,118
  Interest on federal funds sold                         60,911       100,225
                                                     ----------    ----------
        Total interest income                         4,989,099     4,092,761

Interest expense:
  Deposits:
    Interest bearing demand                             822,437       666,745
    Savings                                              71,748        66,483
    Time                                                280,960       231,279
  Other borrowings                                       40,428        85,970
                                                      ---------    ----------
        Total interest expense                        1,215,573     1,050,477
                                                      ---------    ----------
Net interest income                                   3,773,526     3,042,284
Loan loss provision                                      83,861        96,078
                                                      ---------    ----------
Net interest income after loan loss provision         3,689,665     2,946,206

Noninterest income:
  Service charges on deposit accounts                   468,861       423,711
  Mortgage loan origination and processing fees         425,322       227,064
  Gains (losses) on sales of mortgage loans             (18,087)       63,230
  Other income                                          340,654       245,288
                                                     ----------    ----------
        Total noninterest income                      1,216,750       959,293

Noninterest expense:
  Salaries and employee benefits                      1,597,930     1,175,949
  Net occupancy & equipment                             389,738       348,984
  Other expenses                                        835,645       648,252
                                                     ----------    ----------
        Total noninterest expense                     2,823,313     2,173,185
                                                     ----------    ----------

Income before income taxes                            2,083,102     1,732,314
Provision for income taxes                              803,881       660,992
                                                     ----------    ----------
Net income                                           $1,279,221    $1,071,322
Other comprehensive income, net of tax:
  Net unrealized gains (losses) on investment
  securities available-for-sale                          37,366      (189,504)
                                                     ----------    ----------
Comprehensive income                                 $1,316,587    $  881,818
                                                     ==========    ==========

Net income per common share                              $ 0.31        $ 0.25
                                                     ==========    ==========
Diluted net income per common share                      $ 0.30        $ 0.24
                                                     ==========    ==========

See accompanying notes.
                                        4

                             CASCADE BANCORP & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                       (Unaudited)

                                                                 ACUMULATED
                                                                    OTHER        TOTAL
                                          COMMON     RETAINED   COMPREHENSIVE STOCKHOLDERS'
                                          STOCK      EARNINGS      INCOME        EQUITY
                                      ------------ ------------ -----------  -------------
Balance at December 31, 1996          $ 13,058,417 $ 10,442,535  $   71,097  $ 23,572,049

Net change in unrealized gains
   (losses) on securities
   available-for-sale                            -            -    (189,504)     (189,504)

Cash dividend declared in January 1997           -   (1,066,484)          -    (1,066,484)
   ($0.25 per common share)

Net income                                       -    1 071 322           -     1,071,322
                                      ------------ ------------  ----------  -------------
Balance at March 31, 1997             $ 13,058,417 $ 10,447,373  $ (118,407) $ 23,387,383
                                      ============ ============  ==========  =============

Balance at December 31, 1997          $ 10,365,015 $ 13,568,644  $  302,765  $ 24,236,424

Net change in unrealized gains
   (Losses) on securities
   available-for-sale                            -            -      37,366        37,366

Cash dividend declared in January 1998
   ($0.12 per common share)                      -     (496,966)          -      (496,966)

Repurchase of common stock                (759,879)           -           -      (759,879)

Net income                                       -    1,279,221           -     1,279,221
                                      ------------ ------------  ----------  ------------
Balance at March 31, 1998             $  9,605,136 $ 14,350,899  $  340,131  $ 24,296,166
                                      ============ ============  ==========  ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                        1998           1997
                                                   -------------  -------------
Net cash provided (used) by operating activities    $ (1,980,333) $  2,286,040

Investing activities:
  Purchases of investment securities
      available-for-sale                                       -   (11,500,000)
  Proceeds from maturities and calls of
      investment securities available-for-sale         3,000,000     4,967,969
  Purchases of investment securities
      held-to-maturity                                   (28,500)      (26,200)
  Proceeds from maturities and calls of
      investment securities held-to-maturity                   -       144,797
  Net increase in loans                               (8,842,014)   (2,076,574)
  Purchases of premises and equipments, net             (332,938)     (123,551)
                                                    ------------- -------------
         Net cash used in investing activities        (6,203,452)   (8,613,559)

Financing activities:
  Net increase in deposits                            11,178,665    10,533,730
  Cash dividends paid                                   (496,966)   (1,066,484)
  Repurchases of stock                                  (759,879)            -
  Net decrease in other borrowings                    (5,000,000)            -
                                                    ------------- -------------
         Net cash provided by financing activities     4,921,820     9,467,246
                                                    ------------- -------------
Net increase (decrease) in cash and cash equivalents  (3,261,965)    1,945,661
Cash and cash equivalents at beginning of period      29,553,706    28,892,608
                                                    ------------- -------------
Cash and cash equivalents at end of period          $ 26,291,741  $ 30,838,269
                                                    ============= =============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)


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

     The balance sheet data as of December 31, 1997 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1997 Annual Report to Shareholders.

     The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1997 consolidated financial statements, including the notes thereto, included in the Company's 1997 Annual Report to Shareholders.

     Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

2.   INVESTMENT SECURITIES

     Investment securities at March 31, 1998 and December 31, 1997 consisted of the following:

                                                 GROSS     GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED  ESTIMATED
MARCH 31, 1998                       COST        GAINS     LOSSES    FAIR VALUE
-------------------------------   ------------ --------- ---------  -----------
Available-for-Sale
------------------
U.S. Government agencies......    $ 34,962,620 $ 328,879 $       -  $ 35,291,499
U.S. Treasury securities......       2,989,812    84,250         -     3,074,062
Equity securities.............         531,887   135,469         -       667,356
                                  ------------ --------- ---------  ------------
                                  $ 38,484,319   548,598 $       -  $ 39,032,917
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....    $  1,028,209 $   4,170 $       -  $  1,032,379
Other.........................       1,444,664         -         -     1,444,664
                                  ------------ --------- ---------  ------------
                                  $  2,472,873 $   4,170 $       -  $  2,477,043
                                  ============ ========= =========  ============




                                                 GROSS     GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED  ESTIMATED
DECEMBER 31, 1997                    COST        GAINS     LOSSES    FAIR VALUE
-------------------------------   ------------ --------- ---------  -----------
Available-for-Sale
------------------
U.S. Government agencies......    $ 37,945,376 $ 393,249 $       -  $ 38,338,625
U.S. Treasury securities......       2,988,043    95,082         -     3,083,125
Equity securities.............         531,887         -         -       531,887
                                  ------------ --------- ---------  ------------
                                  $ 41,465,306   488,331 $       -  $ 41,953,637
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....    $  1,029,793 $   7,018 $       -  $  1,036,811
Other.........................       1,416,164         -         -     1,416,164
                                  ------------ --------- ---------  ------------
                                  $  2,445,957 $   7,018 $       -  $  2,452,975
                                  ============ ========= =========  ============


3.  LOANS AND RESERVE FOR LOAN LOSSES

     The composition of the loan portfolio at March 31, 1998 and December 31, 1997 was as follows:

                                      1998          1997
                                  -----------    ------------
Commercial....................   $ 30,618,767   $ 30,058,992
Real Estate:
   Construction...............     33,658,945     30,862,916
   Mortgage...................     24,141,275     23,395,618
   Commercial.................     53,725,379     52,356,507
Installment...................     22,264,148     18,901,259
                                 ------------   ------------
                                  164,408,514    155,575,292
Less:
   Reserve for loan losses....      2,100,971      2,048,561
   Deferred loan fees.........        542,551        501,805
                                 ------------   ------------
                                    2,643,522      2,550,366
                                 ------------   ------------
Loans, net ...................   $161,764,992   $153,024,926
                                 ============   ============

     Mortgage loans held for sale of $4,285,669 and $1,876,186 at March 31, 1998 and December 31, 1997, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses for the three months ended March 31, 1998 and 1997 were as follows:

                                          1998           1997
                                      -----------     ------------
Balance at beginning of period...     $ 2,048,561     $ 1,691,260
Provisions charged to operations.          83,861          96,078
Loans charged off................         (51,131)        (65,248)
Recoveries of loans previously
   charged off....................         19,680          13,671
                                      ------------    ------------
Balance at end of period.........     $ 2,100,971     $ 1,735,761
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

      The following table presents information with respect to non-performing assets at March 31, 1998 and December 31, 1997 (dollars in thousands):

                                           1998        1997
                                         ------      ------
Loans on non-accrual status...........   $  538      $   43

Loans past due 90 days or more
   but non on non-accrual status......       10          45

Other real estate owned...............        -           9
                                         ------      ------
Total non-performing assets...........    $ 548      $   97
                                         ======      ======
Percentage of non-performing assets
   to total assets....................     .22%        .04%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the three months ended March 31, 1998 and 1997.

     At March 31, 1998, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

     At March 31, 1998 and December 31, 1997, the Bank held servicing rights to approximately $189,804,000 and $174,294,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Effective March, 1998 these mortgage loans are being serviced by the Bank.
The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses. Beginning effective January 1, 1996 the Bank began prospectively recognizing as separate assets the rights to service mortgage loans which are acquired through loan origination activities. Other assets in the accompanying condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997 include approximately $1,437,000 and approximately $1,270,000, respectively, for the capitalized mortgage servicing rights.

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

5.  OTHER BORROWINGS

     At December 31, 1997 the Bank had $5 million in borrowings from the Federal Home Loan Bank of Seattle (FHLB). In January 1998, the Bank paid-off its borrowings with the FHLB.

6.  NET INCOME PER COMMON SHARE

     The Company's basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding during the period. The Company's diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding plus dilative common shares related to stock options. The weighted average number of common shares outstanding used to compute basic net income per common share, was approximately 4,152,000 for the three-months ended March 31, 1998. The weighted average number of common shares outstanding used to compute diluted net income per common share, was approximately 4,294,000 for the three-months ended March 31, 1998. All share and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a two-for-one stock split declared in June 1997.

7.  ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued. This statement established requirements for disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) and became effective for financial statements beginning in 1998. Accordingly, unrealized gains and losses on investment securities available-for-sale are included in other comprehensive income as disclosed in the accompanying statements of income and comprehensive income.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 becomes retroactively effective for financial statements for annual periods ending after December 15, 1997 and it has not yet been determined whether the Company will be required to make any additional disclosure.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the three-month periods ended March 31, 1998 and 1997 included in this report.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997


OVERVIEW

     The Company reported net income of approximately $1,279,000, or $.31 basic net income per common share, for the three months ended March 31, 1998, compared to net income of approximately $1,071,000, or $.25 basic earnings per common share, for the same period in 1997. This represents an increase in net income of 19.4 percent. The increased earnings during the first quarter of 1998 reflected primarily the expansion of the Company's interest-earning assets and increased net interest income. At March 31, 1998, interest-earning assets increased 20.3 percent as compared to March 31, 1997.

 NET INTEREST INCOME

     Net interest income increased 24.0 percent for the three months ended March 31, 1998 as compared to the same period in 1997. The net increase resulted from higher earning asset volumes generating increased interest income which exceeded the increase in interest expense.

     Total interest income increased approximately $896,300 (or 21.9%) for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was primarily the result of an increase in the volume of loans and investment securities available-for-sale.

     Total interest expense increased approximately $165,100 (or 15.7%) for the three month ended March 31, 1998 as compared to the same period in 1997. The increase was primarily due to increased volume in interest bearing demand deposits, savings and time deposits partially offset by a decrease in other borrowings.

LOAN LOSS PROVISION

     The loan loss provision decreased $12,217 for the three months ended March 31, 1998 as compared to the same period in 1997. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.28 percent at March 31, 1998 compared to 1.32 percent at December 31, 1997.

NONINTEREST INCOME

     Total noninterest income increased 26.8 percent for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was primarily due to an increase in service charges, mortgage loan origination and processing fees and other income, which were partially offset by a decrease in gains on sales of mortgage loans.

     The increase in service charge income was primarily due to an increase in the volume of deposit activity during the periods presented. The slight decrease in net gains on sales of mortgage loans for the three months ended March 31, 1998 was primarily attributable to an acceleration of mortgage servicing rights amortization expense related to recent rapid refinance activity within the Bank's portfolio of serviced mortgage loans.

NONINTEREST EXPENSE

     Total noninterest expense increased 29.9 percent for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was primarily the result of increased personnel and operating expenses due to continued growth of the Company.

INCOME TAXES

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.


FINANCIAL CONDITION

     The Company's total assets increased 3.0 percent to $249.8 million at March 31, 1998 compared to $242.6 million at December 31, 1997, primarily due to increases in net loans and mortgage loans held for sale, which were offset in part by a decrease in cash and due from banks and investment securities available-for-sale. The higher total assets were funded primarily by an increase in deposits, which also compensated for the payoff of a $5 million FHLB term borrowing. Loan demand was steady with total loans increasing 5.7 percent to $164.4 million at March 31, 1998 compared to $155.6 million at December 31, 1997. Deposits increased 5.3 percent to $222.5 million at March 31, 1998 compared to $211.3 million at December 31, 1997. The increase in deposits was the result of increases in all categories of deposits partially offset by a decrease in other borrowings. One of the contributing factors to the Company's increased deposits is that the Bank emphasizes the development of core deposit relationships which such deposits provide a stable source of funds for operations at a relatively low cost. Also, core deposit customers are more likely to purchase other banking services. Core deposits include demand, interest bearing demand and savings deposits. The Bank's core deposits aggregated approximately $199.7 million at March 31, 1998.


LIQUIDITY

     The Company analyzes and manages its liquidity to ensure the availability of sufficient funds to meet depositor withdrawals as well as to fund borrowing needs of its loan customers. The Bank's stable deposit base is the foundation of it's long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank's ability to borrow funds from a variety of reliable counter parties. In addition, the Bank has substantial available-for-sale investment securities which could be liquidated to provide a tertiary source of liquidity. The Bank is also a member of the Federal Home Loan Bank, Seattle, Washington, which provides secured borrowings and other funding opportunities for liquidity purposes.

     Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

CAPITAL RESOURCES

     During the three months ended March 31, 1998 the Company's total capital increased slightly to $24.3 million, or 9.7 percent of total assets. The increase was primarily due to the Company's net income of $1,279,221 for the three months ended March 31, 1998 and the net change in unrealized gains on investment securities available-for-sale of $37,366. These increases to capital were partially offset by the payment of $759,879 for shares repurchased under the stock repurchase plan (27,376 shares) and the payment of a cash dividend declared in January, 1998, totaling $496,966.

     In September 1997, the Company announced the establishment of a stock repurchase plan. The plan authorized management to repurchase up to 106,648 shares of the Company's common stock through the open market or in privately negotiated transactions in accordance with all applicable State and Federal laws and regulations. In December 1997, the Board of Directors approved a program to repurchase an additional 2.5 percent of the Company's common stock outstanding during 1998. At March 31, 1998 there are 67,288 shares remaining to be repurchased under the plan.

     At March 31, 1998, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 12.4% and 13.5%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.



                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) No exhibits were required to be filed for the quarter ended March 31, 1998.

          (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CASCADE BANCORP
                                     -----------------------------------------
                                                   (Registrant)


Date       5/5/98                 By  /s/ Roger J. Shields
     -----------------               -----------------------------------------
                                     Roger J. Shields, President



Date       5/5/98                 By  /s/ Patricia L. Moss
     -----------------               -----------------------------------------
                                     Patricia L. Moss,Executive Vice President



















Form 10-Q, March 31, 1998