Form 10-Q
period 1998-06-30
CASCADE BANCORP
filed 1998-08-13
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 1998
                                                --------------

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

                            ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,230,362 shares of no par
value Common Stock on July 31, 1998.             --------------------------
------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                  JUNE 30, 1998

                                      INDEX


PART I:  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----
Condensed Consolidated Balance Sheets
  as of June 30, 1998 and December 31, 1997. . . . . .. . . . . . . . . . .3

Condensed Consolidated Statements of Income
  for the six months and three months ended June 30, 1998 and 1997. . . . .4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 1998 and 1997.5

Condensed Consolidated Statements of Cash Flows
  for the six months ended June 30, 1998 and 1997. . . . . . . . . . . . . 6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . 7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .11


PART II:  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                      1998          1997
                                                  ------------   ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                         $ 22,723,891   $ 21,053,706
  Federal funds sold                                 9,300,000      8,500,000
                                                  ------------   ------------
      Total cash and cash equivalents               32,023,891     29,553,706
Investment securities available-for-sale            33,889,925     41,953,637
Investment securities held-to-maturity               2,321,122      2,445,957
Loans, net                                         176,234,203    153,024,926
Mortgage loans held for sale                         2,348,547      1,876,186
Premises and equipment, net                          5,392,203      5,057,388
Accrued interest and other assets                   10,462,985      8,699,681
                                                  ------------   ------------
         Total assets                             $262,672,876   $242,611,481
                                                  ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand                                      $ 79,580,504   $ 65,199,160
      Interest bearing demand                      116,550,922    111,481,437
      Savings                                       13,630,556     13,070,325
      Time deposits                                 25,213,131     21,593,851
                                                  ------------   ------------
         Total deposits                            234,975,113    211,344,773
      Other borrowings                                       -      5,000,000
      Accrued interest and other liabilities         2,527,597      2,030,284
                                                  ------------   ------------
         Total liabilities                         237,502,710    218,375,057

Stockholders'equity:
  Common stock, no par value;
      10,000,000 shares authorized;
      6,229,362 issued and outstanding
         (6,258,357-1997)                            9,638,237     10,365,015
  Retained earnings                                 15,291,962     13,568,644
 Accumulated other comprehensive income                239,967        302,765
                                                  ------------   ------------
         Total stockholders' equity                 25,170,166     24,236,424
                                                  ------------   ------------
         Total liabilities and stockholders'
            equity                                $262,672,876   $242,611,481
                                                  ============   ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                         SIX MONTHS ENDED           THREE MONTHS ENDED
                                                        1998          1997          1998          1997
                                                     ----------    ----------    ----------    ----------
Interest income:
  Interest and fees on loans                         $8,884,618    $7,383,223    $4,660,307    $3,884,444
  Taxable interest on investments                     1,312,036     1,125,559       619,876       657,920
  Nontaxable interest on investments                     20,521        41,613         8,804        20,495
  Interest on federal funds sold                        125,441       141,325        64,530        41,100
                                                     ----------    ----------    ----------    ----------
        Total interest income                        10,342,616     8,691,720     5,353,517     4,603,959

Interest expense:
  Deposits:
    Interest bearing demand                           1,661,867     1,384,780       839,430       723,035
    Savings                                             145,596       136,273        73,848        69,790
    Time                                                593,971       479,193       313,011       247,914
  Other borrowings                                       52,708       245,722        12,280       159,752
                                                      ---------    ----------     ---------    ----------
        Total interest expense                        2,454,142     2,245,968     1,238,569     1,200,491
                                                      ---------    ----------     ---------    ----------
Net interest income                                   7,888,474     6,445,752     4,114,948     3,403,468
Loan loss provision                                     368,319       375,861       284,458       279,783
                                                      ---------    ----------     ---------    ----------
Net interest income after loan loss provision         7,520,155     6,069,891     3,830,490     3,123,685

Noninterest income:
  Service charges on deposit accounts                   961,871       870,418       493,010       446,707
  Mortgage loan origination and processing fees         942,740       488,250       517,418       261,186
  Gains (losses) on sales of mortgage loans              72,600       140,381        90,687        77,151
  Other income                                          731,267       512,754       390,613       267,466
                                                     ----------    ----------    ----------    ----------
        Total noninterest income                      2,708,478     2,011,803     1,491,728     1,052,510

Noninterest expense:
  Salaries and employee benefits                      3,297,957     2,301,785     1,700,027     1,125,836
  Net occupancy & equipment                             840,915       735,234       451,177       386,250
  Other expenses                                      1,730,875     1,326,702       895,230       678,450
                                                     ----------    ----------    ----------    ----------
        Total noninterest expense                     5,869,747     4,363,721     3,046,434     2,190,536
                                                     ----------    ----------    ----------    ----------

Income before income taxes                            4,358,886     3,717,973     2,275,784     1,985,659
Provision for income taxes                            1,640,541     1,444,719       836,660       783,727
                                                     ----------    ----------    ----------    ----------
Net income                                           $2,718,345    $2,273,254    $1,439,124    $1,201,932
                                                     ==========    ==========    ==========    ==========
Basic net income per common share                        $ 0.44        $ 0.36        $ 0.23        $ 0.19
                                                     ==========    ==========    ==========    ==========
Diluted net income per common share                      $ 0.42        $ 0.34        $ 0.22        $ 0.18
                                                     ==========    ==========    ==========    ==========


See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                       (Unaudited)

                                                                  ACCUMULATED
                                                                     OTHER                    TOTAL
                                      COMPREHENSIVE   RETAINED   COMPREHENSIVE   COMMON    STOCKHOLDERS'
                                          INCOME      EARNINGS      INCOME        STOCK       EQUITY
                                      ------------- ------------ ------------ ------------  -------------
Balance at December 31, 1996          $           - $ 10,442,535 $     71,097 $ 13,058,417 $ 23,572,049

Comprehensive Income:
   Net Income                             2,273,254    2,273,254            -            -    2,273,254
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                     10,175            -       10,175            -       10,175
                                      -------------
Comprehensive income                  $   2,283,429
                                      =============

Cash dividend declared in January 1997                (1,066,485)           -            -   (1,066,484)
   ($0.17 per common share)

                                                    ------------  ------------ ----------- -------------
Balance at June 30, 1997                            $ 11,649,304  $    81,272 $ 13,058,417 $ 24,788,993
                                                    ============  ============ =========== =============

Balance at December 31, 1997          $          - $  13,568,644 $    302,765 $ 10,365,015 $ 24,236,424

Comprehensive Income:
   Net Income                             2,718,345    2,718,345            -            -    2,718,345
   Other comprehensive income, net of tax
      Unrealized gains (losses)on securities
      available-for-sale                    (62,798)           -     (62,798)            -       (62,798)
                                      -------------
Comprehensive income                  $   2,655,547
                                      =============

Cash dividend declared in January 1998
   ($0.08 per common share)                            (496,966)           -             -      (496,966)

Cash dividend declared in May 1998
   ($0.08 per common share)                            (498,061)           -             -      (498,061)

Repurchase of common stock                                    -            -      (759,879)     (759,879)
   (41,064 shares)

Stock options exercised (12,069)                              -            -        33,101        33,101
                                                   ------------ ------------    ----------  ------------
Balance at June 30, 1998                           $ 15,291,962 $    239,967    $9,638,237  $ 25,170,166
                                                   ============ ============    ==========  ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                        1998           1997
                                                   ------------- -------------
Net cash provided by operating activities          $  1,450,153  $    572,344

Investing activities:
  Purchases of investment securities
      available-for-sale                                      -   (22,495,000)
  Proceeds from maturities and calls of
      investment securities available-for-sale        7,985,000    13,010,469
  Purchases of investment securities
      held-to-maturity                                  (56,100)      (55,400)
  Proceeds from maturities and calls of
      investment securities held-to-maturity            174,873       269,797
  Net increase in loans                             (23,504,996)  (16,577,727)
  Purchases of premises and equipments, net            (487,280)     (655,944)
                                                   ------------- ------------
         Net cash used in investing activities      (15,888,503)  (26,503,805)

Financing activities:
  Net increase in deposits                            23,630,340   21,479,107
  Cash dividends paid                                   (995,027)  (1,066,484)
  Repurchases of stock                                  (759,879)           -
  Proceeds from issuance of stock                         33,101            -
  Net increase (decrease) in other borrowings         (5,000,000)   1,000,000
                                                    ------------- ------------
         Net cash provided by financing activities    16,908,535   21,412,622
                                                    ------------- ------------
Net increase (decrease) in cash and cash equivalents   2,470,185   (4,518,839)
Cash and cash equivalents at beginning of period      29,553,706   28,892,608
                                                    ------------- ------------
Cash and cash equivalents at end of period          $ 32,023,891  $ 24,373,769
                                                    ============ =============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


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

2.   INVESTMENT SECURITIES

     Investment securities at June 30, 1998 and December 31, 1997 consisted of the following:

                                                 GROSS     GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
JUNE 30, 1998                       COST        GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government agencies......   $ 29,979,393 $ 267,632 $       - $ 30,247,025
U.S. Treasury securities......      2,991,601    80,299         -    3,071,900
Equity securities.............        531,887    39,113         -      571,000
                                 ------------ --------- --------- ------------
                                 $ 33,502,881   387,044 $       - $ 33,889,925
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....   $    848,859 $  12,052 $     898 $    860,013
Other.........................      1,472,263         -         -    1,472,263
                                 ------------ --------- --------- ------------
                                 $  2,321,122 $  12,052 $     898 $  2,332,276
                                 ============ ========= ========= ============




                                                 GROSS     GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
DECEMBER 31, 1997                   COST        GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government agencies......   $ 37,945,376 $ 393,249 $       - $ 38,338,625
U.S. Treasury securities......      2,988,043    95,082         -    3,083,125
Equity securities.............        531,887         -         -      531,887
                                 ------------ --------- --------- ------------
                                 $ 41,465,306   488,331 $       - $ 41,953,637
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....   $  1,029,793 $   7,018 $       - $  1,036,811
Other.........................      1,416,164         -         -    1,416,164
                                 ------------ --------- --------- ------------
                                 $  2,445,957 $   7,018 $       - $  2,452,975
                                 ============ ========= ========= ============

3.  LOANS AND RESERVE FOR LOAN LOSSES

     The composition of the loan portfolio at June 30, 1998 and December 31, 1997 was as follows:

                                      1998          1997
                                  -----------    ------------
Commercial....................   $ 32,333,368   $ 30,058,992
Real Estate:
   Construction...............     40,713,616     30,862,916
   Mortgage...................     24,619,861     23,395,618
   Commercial.................     55,624,418     52,356,507
Installment...................     25,999,624     18,901,259
                                 ------------   ------------
                                  179,290,887    155,575,292
Less:
   Reserve for loan losses....      2,333,191      2,048,561
   Deferred loan fees.........        723,493        501,805
                                 ------------   ------------
                                    3,056,684      2,550,366
                                 ------------   ------------
Loans, net ...................   $176,234,203   $153,024,926
                                 ============   ============

     Mortgage loans held for sale of $2,348,547 and $1,876,186 at June 30, 1998 and December 31, 1997, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses for the six months ended June 30, 1998 and 1997 were as follows:

                                          1998           1997
                                      -----------     ------------
Balance at beginning of period...     $ 2,048,561     $ 1,691,260
Provisions charged to operations.         368,319         375,861
Loans charged off................        (139,725)       (187,274)
Recoveries of loans previously
   charged off....................         56,036          37,553
                                      ------------    ------------
Balance at end of period.........     $ 2,333,191     $ 1,917,400
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

      The following table presents information with respect to non-performing assets at June 30, 1998 and December 31, 1997 (dollars in thousands):

                                           1998        1997
                                         ------      ------
Loans on non-accrual status...........   $ 827      $   43

Loans past due 90 days or more
   but non on non-accrual status......       -          45

Other real estate owned...............       9           9
                                         ------      ------
Total non-performing assets...........   $ 836      $   97
                                         ======      ======
Percentage of non-performing assets
   to total assets....................     .32%        .04%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the six months ended June 30, 1998 and 1997.

     At June 30, 1998, except as discussed above, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

     At June 30, 1998 and December 31, 1997, the Bank held servicing rights to approximately $205,368,000 and $174,294,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Effective March, 1998 these mortgage loans are being serviced by the Bank.
The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses. Beginning effective January 1, 1996 the Bank began prospectively recognizing as separate assets the rights to service mortgage loans which are acquired through loan origination activities. Other assets in the accompanying condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997 include approximately $1,778,000 and approximately $1,270,000, respectively, for the capitalized mortgage servicing rights.

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

6.  NET INCOME PER COMMON SHARE

     The Company's basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company's diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding plus dilative common shares related to stock options. The weighted average number of common shares outstanding used to compute basic net income per common share, was approximately 6,226,000 for the six-months and 6,223,000 for the three-months ended June 30, 1998. The weighted average number of common shares outstanding used to compute diluted net income per common share, was approximately 6,436,000 for the six-months and 6,431,000 for the three-months ended June 30, 1998. All share and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a three-for-two stock split declared in June 1998 and a two-for-one stock split declared in June 1997.

7.  ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued. This statement established requirements for disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) and became effective for financial statements beginning in 1998. Accordingly, unrealized gains and losses on investment securities available-for-sale are included in other comprehensive income as disclosed in the accompanying statements of changes in stockholder's equity.

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

     In June 1998, SFAS No. 132, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No.132 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of June 30, 1998 the Company has no significant derivative instruments or hedging activities.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the six-month and three-month periods ended June 30, 1998 and 1997 included in this report.

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


RESULTS OF OPERATIONS - Six months and three months ended June 30, 1998

OVERVIEW

     The Company reported net income of $2,718,000, or $.44 basic net income per common share, for the six months ended June 30, 1998, compared to net income of approximately $2,273,000, or $.36 basic net income per common share, for the same period in 1997. This represents an increase in net income of
19.6 percent. Net income for the quarter ended June 30, 1998 was approximately $1,439,000, or $.23 basic net income per common share, compared to net income of approximately $1,202,000, or $.19 basic net income per common share, for the same period in 1997, up 19.7 percent. The increases in earnings during the periods presented were primarily due to the expansion of the Company's interest-earning assets and increased net interest income. At June 30, 1998, interest earning assets increased 18.5 percent as compared to June 30, 1997.

 NET INTEREST INCOME

     Net interest income increased 22.4 percent for the six months and 20.9 percent for the three months ended June 30, 1998 as compared to the same periods in 1997. These net increases resulted from higher earning asset volumes generating increased interest income which exceeded the increase in interest expense.

     Total interest income increased approximately $1,650,900 (or 19.0%) for the six months and $754,600 (or 16.4%) for the three months ended June 30, 1998 as compared to the same periods in 1997. The increase for the six months ended June 30, 1998 was primarily the result of an increase in the volume of loans and investment securities available-for-sale. The increase during the second quarter ended June 30, 1998 was primarily due to an increased volume of loans.

     Total interest expense increased approximately $208,200 (or 9.3%) for the six months and $43,100 (or 3.6%) for the three month ended June 30, 1998 as compared to the same periods in 1997. These increases for both the six-month and three-month periods were primarily due to increased volume in interest bearing demand deposits, savings and time deposits partially offset by a decrease in other borrowings.

LOAN LOSS PROVISION

     The loan loss provision decreased $7,542 for the six months and increased $4,675 for the three months ended June 30, 1998 as compared to the same periods in 1997. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.30 percent at June 30, 1998 compared to 1.32 percent at December 31, 1997.

NONINTEREST INCOME

     Total noninterest income increased 34.6 percent for the six months and
41.7 percent for the three months ended June 30, 1998 as compared to the same periods in 1997. The increase for the six month period was primarily due to an increase in service income, mortgage loan origination and processing fees and other income, which were partially offset by a decrease in gains on sales of mortgage loans. The increase for the quarter ended June 30, 1998 was a result of increases in all categories with the primary increase in mortgage loan origination and processing fees.

     The increase in service charge income for both periods was primarily due to an increase in the volume of deposit activity during the periods presented. Increases in mortgage loan origination and processing fees for the six months and three months ended June 30, 1998 were primarily due to increased mortgage loan originations in conjunction with a favorable interest rate environment. The slight decrease in net gains on sales of mortgage loans for the six months ended June 30, 1998 was primarily attributable to an acceleration of mortgage servicing rights amortization expense, related to recent higher refinance activity within the Bank's portfolio of serviced mortgage loans.

NONINTEREST EXPENSE

     Total noninterest expense increased 34.5 percent for the six months and
39.1 percent for the three months ended June 30, 1998 as compared to the same periods in 1997. These increases were primarily the result of increased personnel and operating expenses due to continued growth of the Company.

INCOME TAXES

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.


FINANCIAL CONDITION

     The Company's total assets increased 8.3 percent to $262.7 million at June 30, 1998 compared to $242.6 million at December 31, 1997, primarily due to increases in net loans, which were offset in part by a decrease in investment securities available-for-sale. The higher total assets were funded primarily by an increase in deposits, which also compensated for the payoff of a $5 million FHLB term borrowing. Loan demand was strong with total loans increasing 15.2 percent to $179.3 million at June 30, 1998 compared to $155.6 million at December 31, 1997. Deposits increased 11.2 percent to $235.0 million at June 30, 1998 compared to $211.3 million at December 31, 1997. All categories of deposits increased in the period. One of the contributing factors to the Company's increased deposits is that the Bank emphasizes the development of core deposit relationships. Such deposits provide a stable source of funds for operations at a relatively low cost. Also, core deposit customers are more likely to purchase other banking services. Core deposits include demand, interest bearing demand and savings deposits. The Bank's core deposits aggregated approximately $209.8 million at June 30, 1998.


YEAR 2000 DISCLOSURE

     The Company has completed an assessment of the Year 2000 issue, considering the risk that date fields in existing computer applications might fail to recognize the year 2000 and therefore create erroneous results. Based upon the results of our assessment, management believes that the Company is well prepared to respond to the issue and run successfully in the year 2000 and beyond.

     The Company currently has formalized plans in place to address all potential issues that may arise as a result of the date change. We are currently testing and obtaining certifications on all hardware, software, and environmental systems. We have also required certifications from all major vendors to ensure that their systems are Year 2000 compliant. Prior to January 1, 1999, all of the Company's systems will be formally tested for the ability to process information with dates beyond December 31, 1999.

     A Year 2000 Contingency Plan is in development which addresses critical and non-critical applications. For each non-critical software package it details how the job can be accomplished if the software is not operational. Critical applications will rely on the above described testing program to ensure they are Year 2000 compatible. The Contingency Plan will prescribe alternate processes should critical applications fail; such processes will be augmented by the Company's existing Recovery Plan which enables it to function under unusual circumstances.

     The Company has established a plan to detect and modify effected system applications and anticipates that the cost of addressing the issue will not be material to its future operating results or financial condition. Expenditures related to Year 2000 totals approximately $25,000 to date. Although management believes that it has addressed the major areas with respect to Year 2000 compliance, there can be no assurances that the Company will not be impacted by Year 2000 complications.


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


CAPITAL RESOURCES

     During the six months ended June 30, 1998, the Company's total capital increased to $25.2 million, or 9.6 percent of total assets. The increase was primarily due to the Company's net income of $2,718,345 for the six months ended June 30, 1998. This increase to capital was partially offset by the payment of cash dividends declared in 1998, totaling $995,027, the payment of $759,879 for shares repurchased under the stock repurchase plan (41,064 shares), and the net change in unrealized gains on investment securities available-for-sale of ($62,798).

     In September 1997, the Company announced the establishment of a stock repurchase plan. The plan authorized management to repurchase up to 2.5 percent of the Company's shares of common stock through the open market or in privately negotiated transactions in accordance with all applicable State and Federal laws and regulations. Repurchase was completed in November, 1997. In December 1997, the Board of Directors approved a program to repurchase an additional 2.5 percent of the Company's common stock outstanding during 1998. As of June 30, 1998 41,064 of these shares had been repurchased.

     At June 30, 1998, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 12.0% and 13.1%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

                         PART II - OTHER INFORMATION
                         ----------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (a)  April 27, 1998, Annual Meeting
          (b)  Need not be completed
          (c) The following matters were voted on at the Annual Meeting of Shareholders held on April 27, 1998:

               1.  The re-election of three directors:

                                    Number       Number        Total
                                 of Votes(1)   of Votes(1)   Number of
               Director             "FOR"        WITHHELD"    Votes (1)
               ----------------  -----------   -----------  ----------
               Gary L. Hoffman    5,291,410      37,811     5,329,221
               Patricia L. Moss   5,329,131         90      5,329,221
               L.A. Swarens       5,329,131         90      5,329,221

               (1) Retroactively restated for three-for-two stock split
                   declared in June 1998.

        (d)  None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits were required to be filed for the quarter ended June 30, 1998.

        (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the second quarter ended June 30, 1998.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CASCADE BANCORP
                                     -----------------------------------------
                                                   (Registrant)


Date       8/12/98                By  /s/ Roger J. Shields
     -----------------               -----------------------------------------
                                      Roger J. Shields, President



Date       8/12/98                By  /s/ Patricia L. Moss
     -----------------               -----------------------------------------
                                      Patricia L. Moss,Executive Vice President



















Form 10-Q, June 30, 1998