Form 10-Q
period 1998-09-30
CASCADE BANCORP
filed 1998-11-13
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 1998
                                                ------------------

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

                            ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,227,882 shares of no par
value Common Stock on October 31, 1998.         --------------------------
- -------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                SEPTEMBER 30, 1998

                                      INDEX


PART I:  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----
Condensed Consolidated Balance Sheets
  as of September 30, 1998 and December 31, 1997. . . . . . . . . . . . . .3

Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 1998 and 1997. .4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the nine months ended September 30, 1998 and 1997. . . . . . . . . . 5

Condensed Consolidated Statements of Cash Flows
  for the nine months ended September 30, 1998 and 1997. . . . . . . . . . 6

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . 7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .11


PART II:  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                      1998           1997
                                                  ------------   ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                         $ 18,058,928   $ 21,053,706
  Federal funds sold                                27,300,000      8,500,000
                                                  ------------   ------------
      Total cash and cash equivalents               45,358,928     29,553,706
Investment securities available-for-sale            33,037,792     41,953,637
Investment securities held-to-maturity               2,347,883      2,445,957
Loans, net                                         186,368,252    153,024,926
Mortgage loans held for sale                         2,768,097      1,876,186
Premises and equipment, net                          5,351,188      5,057,388
Accrued interest and other assets                   11,040,047      8,699,681
                                                  ------------   ------------
         Total assets                             $286,272,187   $242,611,481
                                                  ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand                                      $ 84,150,913   $ 65,199,160
      Interest bearing demand                      130,863,418    111,481,437
      Savings                                       15,061,346     13,070,325
      Time deposits                                 26,847,248     21,593,851
                                                  ------------   ------------
         Total deposits                            256,922,925    211,344,773
      Other borrowings                                       -      5,000,000
      Accrued interest and other liabilities         3,046,294      2,030,284
                                                  ------------   ------------
         Total liabilities                         259,969,219    218,375,057

Stockholders'equity:
  Common stock, no par value;
      10,000,000 shares authorized;
      6,230,962 issued and outstanding
         (6,258,357-1997)                            9,636,057     10,365,015
  Retained earnings                                 16,265,896     13,568,644
 Accumulated other comprehensive income                401,015        302,765
                                                  ------------   ------------
         Total stockholders' equity                 26,302,968     24,236,424
                                                  ------------   ------------
         Total liabilities and stockholders'
            equity                                $286,272,187   $242,611,481
                                                  ============   ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                        NINE MONTHS ENDED           THREE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                        1998          1997          1998          1997
                                                    -----------   -----------    ----------    ----------
                                                                                 <C
Interest income:
  Interest and fees on loans                        $13,915,575   $11,471,325    $5,030,957    $4,088,102
  Taxable interest on investments                     1,873,503     1,738,910       561,467       613,351
  Nontaxable interest on investments                     29,929        57,272         9,408        15,659
  Interest on federal funds sold                        415,280       338,598       289,839       197,273
                                                     ----------    ----------    ----------    ----------
        Total interest income                        16,234,287    13,606,105     5,891,671     4,914,385

Interest expense:
  Deposits:
    Interest bearing demand                           2,599,493     2,211,071       937,626       826,291
    Savings                                             224,251       209,129        78,655        72,856
    Time                                                929,416       731,263       335,445       252,070
  Other borrowings                                       52,708       333,757             -        88,035
                                                     ----------    ----------     ---------    ----------
        Total interest expense                        3,805,868     3,485,220     1,351,726     1,239,252
                                                     ----------    ----------     ---------    ----------
Net interest income                                  12,428,419    10,120,885     4,539,945     3,675,133
Loan loss provision                                     676,573       607,177       308,254       231,316
                                                     ----------    ----------     ---------    ----------
Net interest income after loan loss provision        11,751,846     9,513,708     4,231,691     3,443,817

Noninterest income:
  Service charges on deposit accounts                 1,432,062     1,327,418       470,191       457,000
  Mortgage loan origination and processing fees       1,332,073       773,321       389,333       285,071
  Gains (losses) on sales of mortgage loans             187,595       296,597       114,995       156,216
  Other income                                        1,257,362       857,999       526,095       345,245
                                                     ----------    ----------    ----------    ----------
        Total noninterest income                      4,209,092     3,255,335     1,500,614     1,243,532

Noninterest expense:
  Salaries and employee benefits                      5,115,363     3,669,618     1,817,406     1,367,833
  Net occupancy & equipment                           1,318,597     1,121,612       477,682       386,378
  Other expenses                                      2,666,653     1,997,239       935,778       670,537
                                                     ----------    ----------    ----------    ----------
        Total noninterest expense                     9,100,613     6,788,469     3,230,866     2,424,748
                                                     ----------    ----------    ----------    ----------

Income before income taxes                            6,860,325     5,980,574     2,501,439     2,262,601
Provision for income taxes                            2,607,314     2,246,107       966,773       801,388
                                                     ----------    ----------    ----------    ----------
Net income                                           $4,253,011    $3,734,467    $1,534,666    $1,461,213
                                                     ==========    ==========    ==========    ==========

Basic net income per common share                        $ 0.69        $ 0.59        $ 0.25        $ 0.23
                                                     ==========    ==========    ==========    ==========
Diluted net income per common share                      $ 0.66        $ 0.56        $ 0.24        $ 0.22
                                                     ==========    ==========    ==========    ==========

See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                       (Unaudited)

                                                                  ACCUMULATED
                                                                     OTHER                    TOTAL
                                      COMPREHENSIVE   RETAINED   COMPREHENSIVE   COMMON    STOCKHOLDERS'
                                          INCOME      EARNINGS      INCOME        STOCK       EQUITY
                                      ------------- ------------ ------------ ------------  -------------
Balance at December 31, 1996          $           - $ 10,442,535 $     71,097 $ 13,058,417  $ 23,572,049

Comprehensive Income:
   Net Income                             3,734,467    3,734,467            -            -    3,734,467
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                    142,974            -      142,974            -      142,974
                                      -------------
Comprehensive income                  $   3,877,441
                                      =============

Cash dividend declared in January 1997                (1,066,485)           -            -   (1,066,485)
   ($0.17 per common share)

Cash dividend declared in January 1997                  (426,593)           -            -     (426,593)
   ($0.07 per common share)

Stock Options exercised (37,404 shares)                        -            -      100,000      100,000

                                                    ------------  ------------ ----------- -------------
Balance at September 30, 1997                       $ 12,683,924  $   214,071 $ 13,158,417 $ 26,056,412
                                                    ============  ============ =========== =============

Balance at December 31, 1997          $          - $  13,568,644 $    302,765 $ 10,365,015 $ 24,236,424

Comprehensive Income:
   Net Income                             4,253,011    4,253,011            -            -    4,718,345
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                     98,250            -       98,250            -       98,250
                                      -------------
Comprehensive income                  $   4,351,261
                                      =============

Cash dividend declared in January 1998                 (496,966)            -            -     (496,966)
   ($0.08 per common share)

Cash dividend declared in May 1998                     (498,061)            -            -     (498,061)
   ($0.08 per common share)

Cash dividend declared in August 1998                  (560,732)            -            -     (560,732)
   ($0.09 per common share)

Repurchases of common stock                                   -             -     (767,079)    (767,079)
   (41,464 shares)

Stock options exercised (14,069)                              -             -       38,121       38,121
                                                   ------------  ------------ ------------  ------------
Balance at September 30, 1998                      $ 16,265,896  $    401,015 $  9,636,057  $ 26,302,968
                                                   ============  ============ ============  ============


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                        1998           1997
                                                   ------------- -------------
Net cash provided by operating activities          $  3,109,155  $  3,382,637

Investing activities:
  Purchases of investment securities
      available-for-sale                             (4,881,645)  (33,495,000)
  Proceeds from maturities and calls of
      investment securities available-for-sale       13,870,000    19,794,227
  Purchases of investment securities
      held-to-maturity                                  (84,500)      (80,800)
  Proceeds from maturities and calls of
      investment securities held-to-maturity            174,873       269,797
  Net increase in loans                             (33,832,304)  (19,794,227)
  Purchases of premises and equipments, net            (843,792)   (1,118,002)
                                                   ------------  ------------
         Net cash used in investing activities      (25,597,368)  (35,211,513)

Financing activities:
  Net increase in deposits                           45,578,152    36,734,565
  Cash dividends paid                                (1,555,759)   (1,493,078)
  Repurchases of stock                                 (767,079)            -
  Proceeds from issuance of stock                        38,121       100,000
  Net increase (decrease) in other borrowings        (5,000,000)            -
                                                   ------------  ------------
         Net cash provided by financing activities   38,293,435    35,341,487
                                                   ------------  ------------
Net increase in cash and cash equivalents            15,805,222     3,512,611
Cash and cash equivalents at beginning of period     29,553,706    28,892,608
                                                   ------------  ------------
Cash and cash equivalents at end of period         $ 45,358,928  $ 32,405,219
                                                   ============  ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)


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

2.   INVESTMENT SECURITIES

     Investment securities at September 30, 1998 and December 31, 1997 consisted of the following:

                                               GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
SEPTEMBER 30, 1998                 COST        GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
Obligations of U.S.
   Government agencies........   $ 26,539,279 $ 521,542 $   2,312 $ 27,058,509
U.S. Government agencies
   Mortgage-backed securities.      2,326,420         -    39,092    2,287,328
U.S. Treasury securities......      2,993,408   145,391         -    3,138,799
Equity securities.............        531,887    21,269         -      553,156
                                 ------------ --------- --------- ------------
                                 $ 32,390,994   688,202 $  41,404 $ 33,037,792
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....   $    847,219 $  16,706 $     800 $    863,125
Other.........................      1,500,664         -         -    1,500,664
                                 ------------ --------- --------- ------------
                                 $  2,347,883 $  16,706 $     800 $  2,363,789
                                 ============ ========= ========= ============




                                                 GROSS     GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
DECEMBER 31, 1997                   COST        GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
Obligations of U.S.
   Government agencies........   $ 37,945,376 $ 393,249 $       - $ 38,338,625
U.S. Treasury securities......      2,988,043    95,082         -    3,083,125
Equity securities.............        531,887         -         -      531,887
                                 ------------ --------- --------- ------------
                                 $ 41,465,306   488,331 $       - $ 41,953,637
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   Political subdivisions.....   $  1,029,793 $   7,018 $       - $  1,036,811
Other.........................      1,416,164         -         -    1,416,164
                                 ------------ --------- --------- ------------
                                 $  2,445,957 $   7,018 $       - $  2,452,975
                                 ============ ========= ========= ============


3.  LOANS AND RESERVE FOR LOAN LOSSES

     The composition of the loan portfolio at September 30, 1998 and December 31, 1997 was as follows:

                                      1998          1997
                                  -----------    ------------
Commercial....................   $ 30,705,064   $ 30,058,992
Real Estate:
   Construction...............     46,186,587     30,862,916
   Mortgage...................     31,180,986     23,395,618
   Commercial.................     59,995,554     52,356,507
Installment...................     21,484,065     18,901,259
                                 ------------   ------------
                                  189,552,256    155,575,292
Less:
   Reserve for loan losses....      2,450,030      2,048,561
   Deferred loan fees.........        733,974        501,805
                                 ------------   ------------
                                    3,184,004      2,550,366
                                 ------------   ------------
Loans, net ...................   $186,368,252   $153,024,926
                                 ============   ============

     Mortgage loans held for sale of $2,768,097 and $1,876,186 at September 30, 1998 and December 31, 1997, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses for the nine months ended September 30, 1998 and 1997 were as follows:

                                          1998           1997
                                      -----------     ------------
Balance at beginning of period...     $ 2,048,561     $ 1,691,260
Provisions charged to operations.         676,573         607,177
Loans charged off................        (346,770)       (350,015)
Recoveries of loans previously
   charged off....................         71,666          49,826
                                      ------------    ------------
Balance at end of period.........     $ 2,450,030     $ 1,998,248
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

      The following table presents information with respect to non-performing assets at September 30, 1998 and December 31, 1997 (dollars in thousands):

                                           1998        1997
                                         ------      ------
Loans on non-accrual status...........   $ 724      $   43

Loans past due 90 days or more
   but non on non-accrual status......      67          45

Other real estate owned...............       9           9
                                         ------      ------
Total non-performing assets...........   $ 800      $   97
                                         ======      ======
Percentage of non-performing assets
   to total assets....................     .28%        .04%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the nine months ended September 30, 1998 and 1997.

     At September 30, 1998, except as discussed above, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

     At September 30, 1998 and December 31, 1997, the Bank held servicing rights to approximately $205,368,000 and $174,294,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Effective March, 1998 these mortgage loans are being serviced by the Bank. The sale of these mortgage loans are subject to technical underwritingexceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses. Beginning effective January 1, 1996 the Bank began prospectively recognizing as separate assets the rights to service mortgage loans which are acquired through loan origination activities. Other assets in the accompanying condensed consolidated balance sheets as of September 30, 1998 and December 31, 1997 include approximately $1,996,000 and approximately $1,270,000, respectively, for the capitalized mortgage servicing rights.

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

6.  NET INCOME PER COMMON SHARE

     The Company's basic net income per common share is computed by dividing net income by the weighted- average number of common shares outstanding during the period. The Company's diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. The weighted average number of common shares outstanding used to compute basic net income per common share, was approximately 6,208,000 for the nine-months and 6,230,000 for the three-months ended September 30, 1998. The weighted average number of common shares outstanding used to compute diluted net income per common share, was approximately 6,433,000 for the nine-months and 6,427,000 for the three-months ended September 30, 1998. All share and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a three-for-two stock split declared in June 1998 and a two-for-one stock split declared in June 1997.

7.  ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued. This statement established requirements for disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) and became effective for financial statements beginning in 1998. Accordingly, unrealized gains and losses on investment securities available-for-sale are included in other comprehensive income as disclosed in the accompanying statements of changes in stockholders' equity.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 becomes retroactively effective for financial statements for annual periods beginning after December 15, 1997 and it has not yet been determined whether the Company will be required to make any additional disclosure.

     In February 1998, SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefit - an amendment to SFAS No. 87, 88 and 106," which revises and standardizes employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for the Company in 1998. Management does not anticipate significant disclosure changes as a result of adoption of SFAS No. 132.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of September 30, 1998 the Company has no significant derivative instruments or hedging activities.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the nine-month and three-month periods ended September 30, 1998 and 1997 included in this report.

     When used in the following discussion, the word "expects,""believes," "anticipates" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, and other factors listed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company under-takes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


RESULTS OF OPERATIONS - Nine months and three months ended September 30, 1998

OVERVIEW

     The Company reported net income of approximately $4,253,000, or $.69 basic net income per common share, for the nine months ended September 30, 1998, compared to net income of approximately $3,734,000, or $.59 basic net income per common share, for the same period in 1997. This represents an increase in net income of 13.9 percent. Net income for the quarter ended September 30, 1998 was approximately $1,535,000, or $.25 basic net income per common share, compared to net income of approximately $1,461,000, or $.23 basic net income per common share, for the same period in 1997, up 5.1 percent. The increases in earnings during the periods presented were primarily due to the expansion of the Company's interest-earning assets and increased net interest income. At September 30, 1998, interest earning assets increased 23.4 percent as compared to September 30, 1997.

NET INTEREST INCOME

     Net interest income increased 22.8 percent for the nine months and 23.5 percent for the three months ended September 30, 1998 as compared to the same periods in 1997. These net increases resulted from higher earning asset volumes generating increased interest income which exceeded the increase in interest expense.

     Total interest income increased approximately $2,628,200 (or 19.3%) for the nine months and $977,300 (or 19.9%) for the three months ended September 30, 1998 as compared to the same periods in 1997. The increase for the nine months ended September 30, 1998 was primarily the result of an increase in the volume of loans and investment securities available-for-sale. The increase during the third quarter ended September 30, 1998 was primarily due to an increased volume of loans.

     Total interest expense increased approximately $320,600 (or 9.2%) for the nine months and $112,500 (or 9.1%) for the three month ended September 30, 1998 as compared to the same periods in 1997. These increases for both the nine-month and three-month periods were primarily due to increased volume in interest bearing demand deposits, savings and time deposits partially offset by a decrease in other borrowings.

LOAN LOSS PROVISION

     The loan loss provision increased $69,396 for the nine months and $76,938 for the three months ended September 30, 1998 as compared to the same periods in 1997. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.29 percent at September 30, 1998 compared to 1.32 percent at December 31, 1997.

NONINTEREST INCOME

     Total noninterest income increased 29.3 percent for the nine months and
20.7 percent for the three months ended September 30, 1998 as compared to the same periods in 1997. The increase for both periods presented were primarily due to increases in service income, mortgage loan origination and processing fees and other income, which were partially offset by a decrease in gains on sales of mortgage loans.

     The increase in service charge income for both periods was primarily due to an increase in the volume of deposit activity during the periods presented. Increases in mortgage loan origination and processing fees were primarily due to increased mortgage loan originations in conjunction with a favorable interest rate environment. The slight decrease in net gains on sales of mortgage loans for the nine months and three months ended September 30, 1998 was primarily attributable to an acceleration of mortgage servicing rights amortization expense, related to recent higher refinance activity within the Bank's portfolio of serviced mortgage loans.

NONINTEREST EXPENSE

     Total noninterest expense increased 34.1 percent for the nine months and
33.2 percent for the three months ended September 30, 1998 as compared to the same periods in 1997. These increases were primarily the result of increased personnel and operating expenses due to continued growth of the Company.

INCOME TAXES

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company's total assets increased 18.0 percent to $286.3 million at September 30, 1998 compared to $242.6 million at December 31, 1997, primarily due to increases in net loans, which were offset in part by a decrease in investment securities available-for-sale. The higher total assets were funded primarily by an increase in deposits, which also compensated for the payoff of a $5 million FHLB term borrowing. Loan demand was strong with total loans increasing 21.9 percent to $189.6 million at September 30, 1998 compared to $155.6 million at December 31, 1997. Deposits increased 21.6 percent to $256.9 million at September 30, 1998 compared to $211.3 million at December 31, 1997. Because deposit growth has continued to exceed loan demand, the Company increased its investments in available-for-sale securities by approximately $14.0 million early in the fourth quarter, 1998. All categories of deposits increased in the period. One of the contributing factors to the Company's increased deposits is that the Bank emphasizes the development of core deposit relationships. Such deposits provide a stable source of funds for operations at a relatively low cost. Also, core deposit customers are more likely to purchase other banking services. Core deposits include demand, interest bearing demand and savings deposits. The Bank's core deposits aggregated approximately $230.1 million at September 30, 1998.


YEAR 2000 DISCLOSURE

     The year 2000 may pose unique chalenges to all businesses due to the inability of some computers and computer software programs to accurately recognize, for years after 1999, dates which often expressed as a two digit number. This inability to recognize date information accurately could potentially affect computer operations and calculations, or could cause computer systems to not operate at all.

     The federal banking regulators have issued several statements providing guidance to financial institutionson the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

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

     The Company has established a plan to detect and modify effected system applications and anticipates that the cost of addressing the issue will not be material to its future operating results or financial condition. Expenditures related to Year 2000 totals approximately $43,500 to date.

     Although management believes that it has addressed the major areas with respect to Year 2000 compliance, there can be no assurances that the Company will not be impacted by Year 2000 complications.

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The Company did not experience a material change in market risk at September 30, 1998 as compared to December 31, 1997.

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

CAPITAL RESOURCES

     During the nine months ended September 30, 1998, the Company's total capital increased to $26.3 million, or 9.2 percent of total assets. The increase was primarily due to the Company's net income of $4,253,011 for the nine months ended September 30, 1998, and stock options exercised (14,069 shares) totaling $38,121. These increases to capital were offset by the payment of cash dividends declared in 1998, totaling $1,555,759, the payment of $767,079 for shares repurchased under the stock repurchase plan (41,464 shares), and the net change in unrealized gains on investment securities available-for-sale of $98,250.

     In September 1997, the Company announced the establishment of a stock repurchase plan. The plan authorized management to repurchase up to 2.5 percent of the Company's shares of common stock through the open market or in privately negotiated transactions in accordance with all applicable State and Federal laws and regulations. Repurchase was completed in November, 1997. In December 1997, the Board of Directors approved a program to repurchase an additional 2.5 percent of the Company's common stock outstanding during 1998. As of September 30, 1998, 100,532 shares remain authorized for possible repurchase.

     At September 30, 1998, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.7% and 12.9%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.


                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) No exhibits were required to be filed for the quarter ended September 30, 1998.

          (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the third quarter ended September 30, 1998.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CASCADE BANCORP
                                     -----------------------------------------
                                                   (Registrant)


Date      11/9/98           By  /s/ Patricia L. Moss
     -----------------          ----------------------------------------------
                                Patricia L. Moss, President & CEO



Date      11/10/98          By  /s/ Gregory D. Newton
     -----------------          ----------------------------------------------
                                Gregory D. Newton, SVP/Chief Financial Officer





Form 10-Q, September 30, 1998