Form 10-K405
period 1998-12-31
CASCADE BANCORP
filed 1999-03-19
CIK 865911

         [LOGO]






                               1998 ANNUAL REPORT
                                 SEC FORM 10-K



                               To provide you more complete information about Cascade Bancorp, we have included our Form 10-K, as filed with the Securities and Exchange Commission, with our Annual Report. A table of contents is on page 2.







                               [GRAPHIC]

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1998
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                        Commission file number: 0-23322
                                                -------

                                CASCADE BANCORP
               (Name of registrant as specified in its charter)

                 Oregon                                    93-1034484
        (State of Incorporation)                (IRS Employer Identification #)

   1100 NW Wall Street, Bend, Oregon                          97701
(Address of principal executive offices)                   (Zip Code)

                                (541) 385-6205
                        (Registrants telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ---

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $96,225,820 AGGREGATE MARKET VALUE AS OF FEBRUARY 12, 1999, BASED ON THE AVERAGE BID AND ASKED PRICE.

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date. 6,238,432 SHARES OF NO PAR VALUE COMMON STOCK ON FEBRUARY 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1999.

                                CASCADE BANCORP
                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS

PART I                                                                      PAGE

     Item 1.  BUSINESS.........................................................3

     Item 2.  PROPERTIES......................................................16

     Item 3   LEGAL PROCEEDINGS...............................................17

     Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............17

PART II

     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................18

     Item 6.  SELECTED FINANCIAL DATA.........................................19

     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................21

     Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......26

     Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........27

     Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE..................................27

PART III

     Item 10 through 13
              Part III, items 10 through 13 are incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held on April 26, 1999. (Executive Officers, Compensation arrangements, Director and Management Ownership; Related Party Transactions)

PART IV

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K..................................................28

SIGNATURES....................................................................29

                                    PART I

ITEM 1.       BUSINESS

COMPANY

              Cascade Bancorp (Bancorp) is a bank holding Company formed in 1990 and is headquartered in Bend, Oregon. Bancorp's wholly-owned subsidiaries are Bank of the Cascades, (the Bank), a state chartered, federally-insured commercial bank and Cascade Finance which is a consumer finance Company, (collectively, the Company). At December 31, 1998 the Company had total consolidated assets of approximately $301 million, net loans of $203 million and deposits of $271 million. In its main Deschutes County business area, the Company is the market share leader in customer deposits, construction and commercial real estate lending as well as in residential mortgage origination and financing.

BANK OF THE CASCADES

              The Bank was chartered as a state bank in March 1976 and opened for business in February 1977. Bank of the Cascades is a community bank which operates a full service commercial and consumer banking business within and adjacent to the communities of Bend, Redmond, Sunriver, Sisters and Prineville, in Deschutes and Crook County, Oregon. The Bank's headquarters is located in downtown Bend, Oregon. The headquarters includes administrative offices, a mortgage lending office, and a separate data processing and drive-up facility. The bank operates eight offices throughout Central Oregon. Two new offices are scheduled to open in the first quarter of 1999. The Bank entered a new market in Salem, Oregon with a full service branch office in January 1999. In addition, the Bank will open a second office in Redmond, Oregon later in the quarter, bringing total banking offices to ten. For further details see Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

              The Bank offers a broad range of commercial and personal banking services to its customers. Lending activities target small to medium-sized businesses as well as consumers. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates residential mortgage loans that are typically sold on the secondary market. The Bank offers a broad range of consumer and business deposit services from checking accounts to money market and certificate of deposit accounts.

              In mid 1999 the Company intends to offer Trust and Investment services, initially in Central Oregon. Trust services will focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. Retail investment services, including stock brokerage, mutual fund and fixed income services, are expected to be provided by a licensed on-site broker through a broker/dealer agent relationship. In addition, the Company intends to open a Loan Production Office (LPO) in suburban Portland in 1999, targeting small to medium sized commercial real estate, construction and business lending in that market. For further details see Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

CASCADE FINANCE

              Cascade Finance opened in January 1997 and is based in Bend, Oregon. Cascade Finance purchases local retail installment contracts and offers direct consumer loans. At year-end 1998, Cascade Finance had approximately $5 million in consumer installment loans outstanding; predominately used automobile financing. Management does not anticipate Cascade Finance will have a material impact on the Company's consolidated financial condition or results of operations in 1999.

BUSINESS STRATEGY
------------------------------------------------------------------------------
                       -  BROADEN CUSTOMER RELATIONSHIPS
                   -  PROVIDE UNCOMPROMISING CUSTOMER SERVICE
              -  APPLY TECHNOLOGY FOR THE CONVENIENCE OF CUSTOMERS
                     -  COMMITTMENT TO HOMETOWN COMMUNITIES
------------------------------------------------------------------------------

              During its 22-year commitment to provide hometown banking services to Central Oregon communities, the Company has become the market share leader in both the lending and deposit businesses in the Deschutes County business area. Its strategy is to profitably grow its business by attracting and retaining high value relationship customers. This is accomplished by offering uncompromising customer service and a broad array of products and financial services. Additionally, the Company is committed to providing convenient customer access to its products and services. Therefore, the Company applies advances in bank technology and delivery systems to the benefit of its customers. As an example of its commitment to technology, in 1998 the Company became one of only a few Oregon community banks to deliver Internet banking and bill paying services to its customers, which complement its traditional delivery channels of convenient branch and ATM locations.

              In addition to targeting growth and increased market share in its existing locations, the Company may also consider future expansion by de novo branching where it identifies market opportunities (such as the new Salem and Redmond offices). The Company may also consider making selective business acquisitions to expand its market opportunities.

              The Company's broad risk management objectives are to develop loan policies and underwriting practices designed to prudently manage credit risk, and to maintain an appropriate mix of core deposits and time deposit balances to efficiently fund its loan and investment activities. The Company does not use brokered deposits as a source of funds. The Company monitors its sensitivity to changing interest rates primarily by utilizing simulation analysis in addition to traditional interest rate gap calculations.

EMPLOYEES

              Bancorp has no employees other than its executive officers, who are also employees of the Bank. As of December 31, 1998, the Company had 185 full-time equivalent employees including 6 full-time equivalent employees at Cascade Finance. None of the employees of the Company are subject to a collective bargaining agreement. The Company considers its relationships with its employees to be good.

COMPETITION

              Commercial and consumer banking in Central Oregon, and in the State of Oregon as a whole, is highly competitive. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial service providers with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other factors. Many of these competitors have greater resources than the Company and therefore have larger lending capabilities and may provide other services that the Company does not offer.

              The Company competes for customers principally through its commitment to customer service, the relative attractiveness of its products and services, as well as by providing convenience in delivering those products and services. The Company believes its hometown banking philosophy and its focus on small and medium-sized businesses, professionals and consumers enables it to compete effectively with other financial service providers. In addition, the Company's lending officers and senior managers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To serve customers whose borrowing requirements exceed its lending limits, the Bank may participate loans to other financial institutions.

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

              For most financial institutions, including the Company, the primary component of earnings is net interest income. Net interest income is the difference between interest income earned, principally from loans and investment securities portfolio, and interest paid, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

         The following table shows the dollar amount of the increase (decrease) in the Company's consolidated interest income and expense, and attributes such variance to "volume" or "rate" changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

                                                                     Year ended December 31,
                                       ------------------------------------------------------------------------------
                                                   1998 over 1997                              1997 over 1996
                                       ---------------------------------------    -----------------------------------
                                                      Amount of Change                           Amount of Change
                                          Total         Attributed to              Total         Attributed to
                                        Increase    -----------------------       Increase     ----------------------
                                       (Decrease)    Volume         Rate         (Decrease)      Volume        Rate
                                       ----------   ---------     ---------      ----------    ---------      -------
Interest income:
       Interest and fees on loans        $  3,469    $  3,446     $     23        $  1,724      $  1,235      $   489
       Taxable securities                     110         273         (163)          1,234         1,184           50
       Non-taxable securities                 (32)        (31)          (1)            (20)          (18)          (2)
       Federal funds sold                      70          78           (8)             86            75           11
                                         --------    --------     --------        --------      --------      -------
           Total interest income            3,617       3,766         (149)          3,024         2,476          548

Interest expense:
       Interest on deposits:
           Interest bearing demand            435         535         (100)            553           583          (30)
           Savings                             20          23           (3)             (2)            1           (3)
           Time                               296         276           20             125           131           (6)
       Other borrowings                      (357)       (413)          56              59            76          (17)
                                         --------    --------     --------        --------      --------      -------
            Total interest expense            394         421          (27)            735           791          (56)
                                         --------    --------     --------        --------      --------      -------

Net interest spread                      $  3,223    $  3,345     $   (122)       $  2,289      $  1,685      $   604
                                         --------    --------     --------        --------      --------      -------
                                         --------    --------     --------        --------      --------      -------

                                        5

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

              The following table sets forth for 1998, 1997 and 1996 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. (Dollars in thousands):

                                       Years ended                    Years ended                  Years ended
                                    December 31, 1998              December 31, 1997            December 31, 1996
                               ----------------------------  ----------------------------   ---------------------------
                                          Interest  Average             Interest  Average            Interest  Average
                                Average   Income/  Yield or  Average    Income/  Yield or   Average  Income/  Yield or
                                Balance   Expense   Rates    Balance    Expense   Rates     Balance  Expense    Rates
                               ---------  -----------------  ---------  -----------------   -------  ------------------
ASSETS
Taxable securities             $  39,954  $  2,617   6.55%   $  35,898  $  2,507   6.98%    18,717   $  1,273   6.80%
Non-taxable securities (1)         1,003        42   4.19%       1,751        74   4.23%     2,155         94   4.36%
Federal funds sold                10,107       537   5.31%       8,646       467   5.40%     7,241        381   5.26%
Loans (2)(3)(4)                  182,280    19,257  10.56%     149,698    15,788  10.55%   137,798     14,064  10.21%
                               ---------  --------           ---------  --------           -------   --------
   Total earning assets          233,344    22,453   9.62%     195,993    18,836   9.61%   165,911     15,812   9.53%
Reserve for loan losses           (2,264)                       (1,784)                     (1,764)
Cash and due from banks           17,827                        18,922                      14,530
Premises and equipment, net        5,394                         4,710                       3,810
Other Assets                       9,855                         7,921                       6,729
                               ---------                     ---------                     -------
      Total assets             $ 264,156                     $ 225,762                     189,216
                               ---------                     ---------                     -------
                               ---------                     ---------                     -------

LIABILITIES &  STOCKHOLDER'S
EQUITY
Int. bearing demand deposits   $ 120,530  $  3,518   2.92%   $ 102,484  $  3,083   3.01%    83,154   $  2,530   3.04%
Savings deposits                  14,086       304   2.16%      13,027       284   2.18%    12,975        286   2.20%
Time deposits                     25,295     1,294   5.12%      19,846       998   5.03%    17,235        873   5.07%
Other borrowings                     780        65   8.33%       6,269       422   6.73%     5,173        363   7.02%
                               ---------  --------           ---------  --------           -------   --------
Total interest bearing
liabilities                      160,691     5,181   3.22%     141,626     4,787   3.38%   118,537      4,052   3.42%

Demand deposits                   75,826                        58,062                      46,886
Other liabilities                  2,263                         1,755                       2,348
                               ---------                     ---------                     -------
Total liabilities                238,780                       201,443                     167,771
Stockholders' equity              25,376                        24,319                      21,445
                               ---------                     ---------                     -------
    Total liabilites & equity  $ 264,156                     $ 225,762                     189,216
                               ---------                     ---------                     -------
                               ---------                     ---------                     -------

                                          --------                      --------                      -------
Net interest income                       $ 17,272                      $ 14,049                      $11,760
                                          --------                      --------                      -------
                                          --------                      --------                      -------


Net interest spread                                  6.40%                         6.23%                        6.11%
                                                     -----                         -----                        -----
                                                     -----                         -----                        -----

Net interest income to earning assets                7.40%                         7.17%                        7.09%
                                                     -----                         -----                        -----
                                                     -----                         -----                        -----

---------------------

(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2) Average non-accrual loans included in the computation of average loans was insignificant for 1998, 1997 and 1996.
(3) Loan related fees included in the above yield calculations: $1,236,000 in 1998, $1,012,000 in 1997 and $780,000 in 1996.
(4)   Includes mortgage loans held for sale.

LOAN PORTFOLIO COMPOSITION

         Interest earned on the loan portfolio is the primary source of income for the Company. Net loans represent 67% of total assets as of December 31, 1998. Although the Company strives to serve the credit needs of its service area, its primary focus is on real estate related and commercial credits. The Company makes substantially all of its loans to customers located within the Companys service area. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Company has no significant agricultural loans.

         The following table presents the composition of the Companys loan portfolio, at the dates indicated (dollars in thousands):

                                                                               December 31,
                                            --------------------------------------------------------------------------------
                                                 1998             1997              1996            1995            1994
                                            ------------    -------------     -------------   -------------    ------------
Commercial.............................     $     31,280    $      30,059     $      22,485   $      21,711    $     20,114

Real Estate:
         Construction..................           44,875           30,863            34,375          33,984          22,259
         Mortgage......................           36,671           23,396            19,774          24,750          18,656
         Commercial....................           70,524           52,356            42,391          31,019          25,054

Installment............................           22,693           18,901            14,666          15,271          13,333
                                            ------------    -------------     -------------   -------------    ------------

                                                 206,043          155,575           133,691         126,735          99,416
Less:
         Reserve for loan losses.......            2,636            2,048             1,691           1,651           1,172
         Deferred loan fees............              864              502               373             372             325
                                            ------------    -------------     -------------   -------------    ------------

                                                   3,500            2,550             2,064           2,023           1,497
                                            ------------    -------------     -------------   -------------    ------------

                                            $    202,543    $     153,025     $     131,627   $     124,712    $     97,919
                                            ------------    -------------     -------------   -------------    ------------
                                            ------------    -------------     -------------   -------------    ------------

         At December 31, 1998, the maturities of all loans by category were as follows (dollars in thousands):

                                                         Due after
                                                          one, but               Due
                                    Due within           within five          after five
        Loan Category                one year               years               years               Total
---------------------------     --------------        --------------       -------------    ---------------

Commercial..................    $        24,034       $         6,619      $         627    $        31,280

Real Estate:
         Construction.......             35,357                 9,163                355             44,875
         Mortgage...........             24,302                 3,105              9,264             36,671
         Commercial.........             17,216                50,347              2,961             70,524

Installment.................             16,053                 6,339                301             22,693
                                ---------------       ---------------      -------------    ---------------
                                $       116,962       $        75,573      $      13,508    $       206,043
                                ---------------       ---------------      -------------    ---------------
                                ---------------       ---------------      -------------    ---------------

         Variable rate loans due after one year totaled $52,678 at December 31, 1998 and loans with predetermined or fixed rates due after one year totaled $36,403 at December 31, 1998.

LENDING AND CREDIT MANAGEMENT

         Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Companys customer base and the growth experienced in the Companys market area, real estate is frequently a material component of collateral for the Companys loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income; however, real estate collateral provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within the Bank's market area.

         The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The Company mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Company. Making the majority of commercial real estate loans to owner-occupied users of the property mitigates the commercial real estate risk.

         The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets (dollars in thousands):


                                                                            December 31,
                                                        -------------------------------------------------------
                                                           1998      1997        1996        1995       1994
                                                        --------  ---------  ---------   ---------- -----------
Loans on non-accrual status.........................    $    172  $      43  $       50  $       45 $         -

Loans past due 90 days or more
   but not on non-accrual status ...................           -         45          27          21           4

Other real estate owned.............................         409          9           -           -           -
                                                        --------  ---------  ---------   ---------- -----------
Total non-performing assets.........................    $    581  $      97  $       77  $       66 $         4
                                                        --------  ---------  ---------   ---------- -----------
                                                        --------  ---------  ---------   ---------- -----------

Percentage of non-performing assets
   to total assets..................................        .19%       .04%        .04%        .04%        .00%

         The accrual of interest on a loan is discontinued when, in managements judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Banks policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the periods presented.

         At December 31, 1998, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

RESERVE FOR LOAN LOSSES

         The provision for loan losses charged to operating expense is based on the Companys loan loss experience and such other factors which, in management's judgement, should be considered in estimating possible loan losses. Management monitors the loan portfolio to ensure that the reserve for loan losses is adequate to cover outstanding loans on non-accrual status and any current loans deemed to be in serious doubt of repayment according to each loan's repayment plan. The following table summarizes the Companys reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):


                                                                     Year ended December 31,
                                             ----------------------------------------------------------------------
                                                 1998          1997           1996          1995           1994
Loans outstanding at
   end of period........................     $   206,043  $     155,575  $    133,691  $    126,735   $      99,416
                                             -----------  -------------  ------------  ------------   -------------
                                             -----------  -------------  ------------  ------------   -------------
Average loans outstanding
   during the period...................      $   182,280  $     149,698  $    137,798  $    121,883   $      86,072
                                             -----------  -------------  ------------  ------------   -------------
                                             -----------  -------------  ------------  ------------   -------------

Reserve balance,
   Beginning of period .................     $   2,048    $       1,691  $      1,651  $      1,172   $         930


Recoveries:
   Commercial...........................               2             16             2            70              22
   Real Estate:
      Construction......................               -              -             -             -               -
      Mortgage..........................               1              2             -             -               -
      Commercial........................               -              -             -             1               -
   Installment..........................              39             42            28            30               4

                                             -----------  -------------  ------------  ------------   -------------

                                                      42             60            30           101              26
Loans charged off:
   Commercial...........................           (254)           (80)         (212)          (24)            (53)
   Real Estate:
      Construction......................               -              -             -             -               -
      Mortgage..........................            (91)          (442)          (50)             -               -
      Commercial........................               -              -             -           (2)               -
   Installment..........................           (288)          (256)         (160)          (77)            (42)

                                             -----------  -------------  ------------  ------------   -------------

                                                   (633)          (778)         (422)         (103)            (95)
                                             -----------  -------------  ------------  ------------   -------------

Net loans charged-off...................           (591)          (718)         (392)           (2)            (69)
Provision charged to operations.........          1,179          1,075           432           481             311
                                             -----------  -------------  ------------  ------------   -------------

Reserve balance, end of period..........     $     2,636  $       2,048  $      1,691  $      1,651   $       1,172
                                             -----------  -------------  ------------  ------------   -------------
                                             -----------  -------------  ------------  ------------   -------------

Ratio of net loans charged-off
   to average loans outstanding.........            .32%           .48%          .28%          .00%            .08%
                                             -----------  -------------  ------------  ------------   -------------
                                             -----------  -------------  ------------  ------------   -------------

Ratio of reserve for loan losses
   to loans at end of period............           1.28%          1.32%         1.26%         1.30%           1.18%
                                             -----------  -------------  ------------  ------------   -------------
                                             -----------  -------------  ------------  ------------   -------------

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

                                                                  December 31,
                             -------------------------------------------------------------------------------------
                                        1998                          1997                         1996
                             --------------------------    ------------------------  -----------------------------

                                            % of loans                   % of loans                    % of loans
                                             in each                      in each                        in each
                                           category to                  category to                    category to
                               Amount      total loans       Amount     total loans      Amount        total loans
                           ------------    ------------   ----------    -----------  ------------      ------------

Commercial................ $        189              15%  $       188             20% $        145               17%
Real Estate:
  Construction............          331              22           236             20           227               26
  Mortgage................          199              18            81             15            78               15
  Commercial..............          221              34           245             33           186               32
Installment...............          320              11           102             12            92               10
Unallocated...............        1,376               -         1,196              -           963                -
                           ------------     -----------   -----------    -----------  ------------      -----------
                           $      2,636             100%   $    2,048            100% $      1,691              100%
                           ------------     -----------   -----------    -----------  ------------      -----------
                           ------------     -----------   -----------    -----------  ------------      -----------

                                                            December 31,
                                ---------------------------------------------------------------
                                              1995                            1994
                                ---------------------------    --------------------------------

                                                 % of loans                        % of loans
                                                  in each                           in each
                                    Amount      category to        Amount         category to
                                                total loans                       total loans
                                 ----------     ------------   ------------       -------------

Commercial...................    $      153               17%  $        120                  20%
Real Estate:
  Construction...............           218               27            123                  22
  Mortgage...................            80               20             83                  19
  Commercial.................           148               24            126                  25
Installment..................            94               12             86                  14
Unallocated..................           958                -            634                   -
                                 ----------      -----------   ------------       -------------
                                 $    1,651              100%  $      1,172                 100%
                                 ----------      -----------   ------------       -------------
                                 ----------      -----------   ------------       -------------

INVESTMENT PORTFOLIO

         The following table shows the carrying value of the Companys portfolio of investments at December 31, 1998, 1997 and 1996 (dollars in thousands).


                                                                                December 31,
                                                              ---------------------------------------------------
                                                                    1998               1997              1996
                                                              --------------    ---------------     -------------
U.S. Treasury securities...................................   $        3,109     $        3,083     $       4,009
Obligations of U.S. Government agencies....................           26,849             38,339            20,468
Obligations of state and political subdivisions............            1,410              1,030             2,013
Mortgage-backed securities.................................           14,891                  -                 -
Corporate debt securities..................................              631                  -                 -
                                                              --------------     --------------     -------------

      Total debt securities................................           46,890             42,452            26,490
                                                              --------------     --------------     -------------

Federal Home Loan Bank stock...............................            1,529              1,416             1,307
Equity securities..........................................            2,532                532                 -
                                                              --------------     --------------     -------------

         Total investment securities.......................   $       50,951     $       44,400     $      27,797
                                                              --------------     --------------     -------------
                                                              --------------     --------------     -------------


         The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 1998 (dollars in thousands):

                                                                                     Weighted
                                                                 Carrying            Average
          Type and maturity                                        value             Yield (1)
--------------------------------------                         ---------------    -------------
U.S. Treasury Securities
       Due within 1 year                                        $      1,003            6.61%
       Due after 1 but within 5 years                                                   6.68%
                                                                       2,106
                                                                ------------
              Total U.S. Treasury Securities                           3,109            6.66%

U.S. Government Agencies
       Due after 1 but within 5 years                                 26,849            6.55%
                                                                ------------
              Total U.S. Government Agencies                          26,849            6.55%

State and Political Subdivisions
       Due within 1 year                                                 155            4.13%

       Due after 1 but within 5 years                                                   4.37%
                                                                       1,255
                                                                ------------
              Total State and Political Subdivisions                   1,410            4.33%

Corporate Debt Securities
       Due after 1 but within 5 years                                                   5.51%
                                                                         631
                                                                ------------
              Total Corporate Bonds                                      631            5.51%

Mortgage-Backed Securities                                            14,891            5.91%
                                                                ------------

              Total Debt Securities                                   46,890            6.27%

Equity securities                                                      4,061
                                                                ------------         --------
                          Total Securities                      $     50,951            6.27%
                                                                ------------         --------
                                                                ------------         --------

(1) Yields on tax-exempt securities have not been stated on a tax equivalent basis.

DEPOSIT LIABILITIES AND TIME DEPOSIT MATURITIES

         The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

                                                                    Years ended December 31,
                                      --------------------------------------------------------------------------------
                                                  1998                          1997                       1996
Deposit Liabilities                             Average                       Average                     Average
---------------------------------     ---------------------------    ------------------------   ------------------------
                                             Amount    Rate Paid            Amount  Rate Paid          Amount  Rate Paid
---------------------------------     ---------------------------    ------------------------   ------------------------
Demand............................    $      75,826     N/A          $      58,062    N/A       $      46,886     N/A
Interest-bearing demand...........          120,530    2.92%               102,484   3.01%             83,154    3.04%
Savings...........................           14,086    2.16%                13,027   2.18%             12,975    2.20%
Time..............................           25,295    5.12%                19,846   5.03%             17,235    5.07%
                                      -------------                  -------------              -------------
   Total Deposits.................    $     235,737                  $     193,419              $     160,250
                                      -------------                  -------------              -------------
                                      -------------                  -------------              -------------

         As of December 31, 1998 the Company's time deposit liabilities had the following times remaining to maturity (dollars in thousands):

                                                 Time deposits of                        All other
                                               $100,000 or more (1)                  Time deposits (2)
                                         ------------------------------        ---------------------------
Remaining time to maturity                    Amount            Percent             Amount         Percent
------------------------------------     ------------------------------        ---------------------------
3 months or less....................     $         2,867         36.26%        $         8,066      35.22%
Over 3 months
   Through 6 months.................               2,019         25.54%                  5,445      23.78%
Over 6 months
   Through 12 months................               2,017         25.51%                  5,667      24.74%
Over 12 months......................               1,003         12.69%                  3,725      16.26%
                                         ------------------------------        ---------------------------
      Total.........................     $         7,906        100.00%        $        22,903     100.00%
                                         ------------------------------        ---------------------------
                                         ------------------------------        ---------------------------

-------------------

(1) Time deposits of $100,000 or more represent 2.92% of total deposits as of December 31, 1998.

(2) All other time deposits represent 8.46% of total deposits as of December 31, 1998.

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

              The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions.

              Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each Federal banking agency is required to prescribe by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank already meets substantially all the standards that are likely to be adopted, and therefore does not believe that the implementation of these regulatory standards will materially affect the Company's business operations.

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

              On November 14, 1995, the FDIC Board of Directors voted to further reduce the insurance premiums paid on deposits covered by BIF and to maintain existing assessment rates for deposits covered by the Savings Association Insurance Fund (SAIF). Effective for the first semiannual assessment period of 1996, assessment rates were lowered by four cents per $100 of assessable deposits for all risk categories, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance. The four-cent reduction in BIF rates utilizes the adjustment procedure established by the FDIC Board to change rates within a five-cent range without first having to seek public comment.

              The Deposit Insurance Funds Act of 1996 ("Funds Act") eliminated the statutorily-imposed minimum assessment amount effective
January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as, the Bank's deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for
Bank Insurance Fund-assessable deposits is 1.256 cents per $100 of deposits per year. The Bank's FDIC insurance expense for 1998 was approximately $32,000 and management anticipates that the FDIC insurance expense for 1999 will be approximately $37,000 based upon deposits held at December 31, 1998.

REGULATORY DIVIDEND RESTRICTIONS

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

              In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and the Company are not currently subject to any regulatory restrictions on their dividends other than those noted above.

REGULATORY CAPITAL

              The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 1998 the Company is considered well capitalized" according to these regulatory capital guidelines. See footnote 17 to the Financial Statements in this report.

              The FRB and FDIC promulgate risk-based capital guidelines for banks and bank holding companies. Risk-based capital guidelines are designed to make capital requirements sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

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

              Loans are generally assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. The Companys investment securities, mainly U.S. Government sponsored agency obligations, are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations fully guaranteed by the United States Treasury or United States Government, which have 0% risk-weight. Off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

              The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed
"undercapitalized", depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

MONETARY POLICY

              The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also effect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant affect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2.       PROPERTIES

              At December 31, 1998, the Company conducted banking services in eight locations in Deschutes and Crook counties in Central Oregon. All offices are free standing buildings except one location, which is leased space in a supermarket. The main office/administrative center and three other branch buildings are owned and are situated on leased land. The Bank owns land and building at two branch locations. The Bank leases land and building at two branch locations. All leases include multiple renewal options. Cascade Finance is housed in separate leased retail space in Bend, Oregon.

              The Bank's Main Office and Administrative Center is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. Monthly rental is $4,600 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Mortgage lending, administrative and operational functions occupy approximately 8,400 square feet. A separate data processing and drive-up facility is also located on site. Certain other operations are located in an adjacent building subject to a short-term lease agreement.

              In addition to the above, the Bank has opened a new Salem branch in January 1999. The branch is located in the Capitol Center building in downtown Salem, Oregon. The land and the building are leased with bank and office space of 8,200 square feet. The lease term, with options, extends to 2058. The current monthly office space lease is $9,949 and is subject to change annually based on a rate schedule included in the lease. The monthly ground lease is $2,167 and is subject to change annually. Further, a downtown Redmond, Oregon branch office is scheduled to open during the first quarter of 1999. This is the Bank's second location serving the Redmond community. The building and land are leased with bank and office space of 4,800 square feet. The lease term extends to 2028. The current monthly lease amount is $4,320 and is subject to change annually based on a rate schedule included in the lease. See footnote 15 in the accompanying Consolidated Financial Statements for a summarization of future minimum lease payment obligations.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.           MARKET FOR CASCADE BANCORP'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

              Cascade Bancorp common stock trades on The NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol CACB. The primary market makers are: Dain Rauscher Wessels Inc., Pacific Crest Securities, Black & Company Inc., Herzog, Heine, Geduld, Inc., and Keefe, Bruyette & Woods, Inc.

              The high and low sales prices shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The NASDAQ Stock Market for the periods indicated.

                              FIRST QUARTER          SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                              -------------          --------------          -------------         --------------
          1998
          ----
          High                   $22.67                  $22.00                 $22.94                 $20.25
          Low                    $17.33                  $17.67                 $15.13                 $16.38
          1997
          High                   $10.25                  $13.67                 $15.83                 $19.00
          Low                     $7.09                  $8.59                  $11.50                 $13.67

The Company declared a three-for-two stock split in June 1998 and a two-for-one stock split in July 1997. The Company also announced the establishment of regular quarterly cash dividends in 1997.

DIVIDENDS DECLARED AND PAID

                              FIRST QUARTER          SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                              -------------          --------------          -------------         --------------
                                PER SHARE              PER SHARE               PER SHARE              PER SHARE
                                ---------              ---------               ---------              ---------
          1999                    $.09                    N/A                     N/A                    N/A

          1998                    $.08                    $.08                   $.09                   $.09

          1997                    $.16                    None                   $.07                   $.07

(1) Dividends declared and paid have been adjusted to reflect the three-for-two stock split declared in June 1998 and the two-for-one stock split declared in July 1997.

              At February 12, 1999, the Company had 6,238,432 shares of common stock outstanding held by approximately 2,500 shareholders of record.

ITEM 6.           SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

                                                                               YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
INCOME STATEMENT DATA                                                  1998      1997      1996       1995      1994
                                                                       ----      ----      ----       ----      ----
     Interest income............................................    $22,453   $18,836   $15,812    $13,904   $10,081
     Interest expense...........................................      5,181     4,787     4,052      3,769     2,156
     Net interest income........................................     17,272    14,049    11,760     10,135     7,925
     Loan loss provision........................................      1,179     1,075       432        481       311
     Net interest income after loan loss provision..............     16,092    12,974    11,328      9,654     7,614

     Noninterest income.........................................      5,611     4,310     4,020      3,099     2,443
     Noninterest expense........................................     12,446     9,379     8,113      7,144     6,294
     Income before income taxes.................................      9,257     7,905     7,235      5,609     3,763
     Provision for income taxes.................................      3,491     2,864     2,722      1,977     1,379
     Net income.................................................     $5,766    $5,041    $4,513     $3,632    $2,384
SHARE DATA
     Basic earnings per common share (1)........................      $0.93     $0.79     $0.71      $0.56     $0.38
     Diluted earnings per common share (1)......................      $0.90     $0.77     $0.69      $0.56     $0.37
     Book value per common share (1)............................      $4.32     $3.87     $3.77      $3.04     $2.37
     Cash dividends per common share (1)........................      $0.34     $0.30         -          -         -
     Ratio of dividends declared to net income..................     36.70%    37.99%         -          -         -
     Basic Weighted shares outstanding (1)(5)...................      6,227     6,383     6,399      6,399     6,273
     Diluted weighted shares outstanding (1)(5).................      6,423     6,567     6,507      6,458     6,392
     BALANCE SHEET DATA (AT PERIOD END)
     Investment securities......................................    $50,951   $44,400   $27,797    $13,368   $32,648
     Loans, net.................................................    202,543   153,025   131,627    124,711    96,927
     Total assets...............................................    300,774   242,611   201,277    177,562   146,803
     Total deposits.............................................    270,863   211,345   171,082    152,438   128,260
     Total shareholders' equity (5).............................     26,922    24,236    23,572     19,040    14,811
SELECTED RATIOS
     Return on average total shareholders' equity (5)...........     22.72%    20.73%    21.04%     21.36%    16.98%
     Return on average total assets.............................      2.18%     2.23%     2.39%      2.24%     1.78%
     Net interest spread........................................      6.40%     6.23%     6.11%      5.97%     5.96%
     Net interest margin........................................      7.40%     7.17%     7.09%      6.92%     6.71%
     Efficiency ratio (2).......................................     54.39%    51.09%    51.41%     53.28%    60.71%
ASSET QUALITY RATIOS
     Reserve for loan losses to ending total loans..............      1.28%     1.32%     1.26%      1.30%     1.18%
     Nonperforming assets to ending total assets (3)............      0.19%     0.04%     0.04%      0.04%     0.00%
     Net loan charge-offs to average loans......................      0.32%     0.48%     0.28%      0.00%     0.08%
CAPITAL RATIOS
     Average shareholders' equity to average assets (5).........      9.61%    10.77%    11.33%     10.47%    10.51%
     Leverage ratio (4).........................................      8.99%     9.63%    11.48%     10.64%     9.68%
     Total risk-based capital ratio (4).........................     12.47%    14.29%    16.51%     14.29%    14.69%

(1) Adjusted to reflect 10% stock dividends declared in 1994, 1995 and 1996, a two-for-one stock split in 1997 and a Three-for-two stock split in 1998.
(2) Efficiency ratio is noninterest expense divided by (net interest income + noninterest income - non-recurring items).
(3) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and other real estate owned.
(4) Computed in accordance with FRB and FDIC guidelines.
(5) During 1997 the Board adopted a stock repurchase plan to buyback approximately 2.5% of common stock. In addition, the Board adopted a plan to repurchase up to an additional 2.5% of common stock during 1998.

SELECTED QUARTERLY FINANCIAL DATA

          The following table sets forth the Company's unaudited data regarding operations for each quarter of 1998 and 1997.This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein (in thousands, except per share amounts):

                                                                      1998 Quarters Ended
                                                  -----------------------------------------------------------
                                                      Dec. 31        Sept. 30         June 30        Mar. 31
                                                  ------------    ------------    ------------    -----------
Interest income                                   $     6,218     $     5,892     $     5,354     $    4,989
Interest expense                                        1,374           1,352           1,239          1,216
                                                  ------------    ------------    ------------    -----------
Net interest income                                     4,844           4,540           4,115          3,773
Loan loss provision                                       503             308             284             84
                                                  ------------    ------------    ------------    -----------
Net interest income after loan loss provision           4,341           4,232           3,831          3,689
Noninterest income                                      1,402           1,501           1,491          1,217
Noninterest expense                                     3,345           3,231           3,047          2,823
                                                  ------------    ------------    ------------    -----------
Income before income taxes                              2,398           2,502           2,275          2,083
Provision for income taxes                                885             967             836            804
                                                  ------------    ------------    ------------    -----------
Net income                                        $     1,513     $     1,535     $     1,439     $    1,279
                                                  ------------    ------------    ------------    -----------
                                                  ------------    ------------    ------------    -----------
Weighted average number
  of shares outstanding (1)                             6,227           6,230           6,223          6,228
Basic earnings per share (1)                            $0.24           $0.25           $0.23          $0.21
Fully diluted weighted average number
  of shares outstanding (1)                             6,409           6,427           6,431          6,440
Fully diluted earnings per share (1)                    $0.24           $0.24           $0.22          $0.20

                                                                      1997 Quarters Ended
                                                  -----------------------------------------------------------
                                                      Dec. 31        Sept. 30         June 30        Mar. 31
                                                  ------------    ------------    ------------    -----------
Interest income                                   $     5,230     $     4,914     $     4,599     $    4,093
Interest expense                                        1,302           1,239           1,195          1,051
                                                  ------------    ------------    ------------    -----------
Net interest income                                     3,928           3,675           3,404          3,042
Loan loss provision                                       468             231             280             96
                                                  ------------    ------------    ------------    -----------
Net interest income after loan loss provision           3,460           3,444           3,124          2,946
Noninterest income                                      1,135           1,217           1,026            932
Noninterest expense                                     2,671           2,398           2,164          2,146
                                                  ------------    ------------    ------------    -----------
Income before income taxes                              1,924           2,263           1,986          1,732
Provision for income taxes                                618             802             784            660
                                                  ------------    ------------    ------------    -----------
Net income                                        $     1,306     $     1,461     $     1,202     $    1,072
                                                  ------------    ------------    ------------    -----------
                                                  ------------    ------------    ------------    -----------
Weighted average number
  of shares outstanding (1)                             6,320           6,414           6,399          6,399
Basic earnings per share (1)                            $0.21           $0.22           $0.19          $0.17
Fully diluted weighted average number
  of shares outstanding (1)                             6,515           6,617           6,623          6,633
Fully diluted earnings per share (1)                    $0.20           $0.22           $0.18          $0.17

-------------------
(1) Adjusted to give retroactive effect to a three-for-two stock split declared in June 1998 and a two-for-one stock split declared in July, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 included elsewhere in this report.

     When used in the following discussion, the word "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, and other factors listed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

HIGHLIGHTS

     The Company's 1998 net income was $5.8 million, up 14.4% from the $5.0 million earned in 1997. Net income in 1997 represented an 11.7% increase from 1996's net income of $4.5 million. Increased earnings in 1998 and 1997 were primarily a result of higher net interest income, as the continuing strong local economy of Central Oregon coupled with successful lending programs enabled the Company to increase outstanding loans as well as investment portfolio assets. The growth in earning assets was funded by a similar strong expansion in customer deposit balances. Progressively higher earnings have led to improved earnings per share while return on equity has remained above 20% in each of the years reported. Diluted earnings per share reached $.90 in 1998 compared to $.77 in 1997 and $.69 in 1996, while return on equity was 22.7% in 1998 compared to 20.7% in 1997 and 21.0% in 1996. Both non-interest income and non-interest expenses grew in tandem with expanded business levels.

     The Company anticipates opening two new branch banking offices in 1999, bringing total branch locations to ten. The Bank entered the Salem, Oregon market with a full service branch office in January 1999. In addition, the Bank will open in Redmond, Oregon late in the first quarter of 1999. This will be a second branch serving the Redmond community. The new branch offices are not expected to be material to the financial results of the Company in 1999. Management anticipates the offices to achieve break-even financial results within one to three years, however there can be no assurance that future profitability will be achieved.

     In mid 1999 the Company intends to offer Trust and Investment services, initially in Central Oregon. Trust services will focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. Retail investment services, including stock brokerage, mutual fund and fixed income services, are expected to be provided by a licensed on-site broker through a broker/dealer agent relationship. In addition, the Company intends to open a Loan Production Office (LPO) in suburban Portland in 1999, targeting small to medium business and commercial real estate lending in that rapidly growing market. These activities are not expected to be material to the financial results of the Company in 1999. Management anticipates break-even financial results for these activities within one to three years, however there can be no assurance that future profitability will be achieved.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NET INTEREST INCOME

     Net interest income increased 22.9% in 1998 to $17.3 million, as loan volumes and customer deposits continued to expand with the strong local economy of Central Oregon. 1997 net interest income increased 19.5% to $14.0 million compared to 1996. Interest from loans and investment activities increased $3.6 million in 1998 compared to 1997 due to a $32.6 million growth in average loans outstanding plus a $3.3 million increase in average investment securities. Interest income increased $3.0 million in 1997 compared to 1996 as average loans increased $11.9 million. Funding sources in 1998 grew to support higher earning assets with deposits totaling $270.9 million at year end, an increase of $59.5 million or 28.2% compared to year end 1997. Similarly, 1997 deposits of $211.3 million exceeded year end 1996 by $40.3 million or 23.5%. Despite markedly higher deposit volumes, Interest expense increased only $.4 million in 1998 compared to 1997 because a large portion of the deposit growth was in interest-free checking accounts and low cost interest bearing demand deposits. $5 million in FHLB borrowings were paid off in early 1998. In 1997, deposit interest expense increased $.7 million compared to 1996. The Company's net interest margin expanded from 7.09% in 1996, to 7.17% in 1997 and to 7.40% in 1998. Yields on earning assets in 1996, 1997, and 1998 were 9.53%, 9.61%, and 9.62%, respectively. Average rates paid on deposits and borrowings declined from 3.42% in 1996 to 3.38% in 1997 to 3.22% in 1998. Declines in the general level of market interest rates in the second half of 1998 were beginning to modestly effect yields and the interest margin late in the fourth quarter of 1998. Modest compression of the margin is expected to continue into 1999 in the absence of significant volatility in market interest rates.

LOAN LOSS PROVISION

     The loan loss provision increased during the periods presented to keep pace with loan growth. The Bank's ratio of reserve for loan losses to total loans was 1.28% at December 31, 1998 as compared to 1.32% at December 31, 1997. Management believes the reserve for loan losses is adequate to absorb potential losses on identified nonperforming assets as well as general losses at historical and expected levels.

NONINTEREST INCOME

     Noninterest income increased 30.2% to $5.6 million in 1998 compared to $4.3 million the prior year, while 1997 noninterest income was 7.2% above 1996. In part, these increases were a function of growing customer transaction account activity, which generated increased fees during the periods presented. Service charges on deposit accounts increased to $1.9 million in 1998, up from $1.8 million in 1997 and $1.6 million in 1996. Residential mortgage loan origination and processing fees also contributed to higher noninterest income, increasing to $1.8 million in 1998, up from $1.1 million in both 1997 and 1996. This increase was due to higher mortgage loan origination volumes, which totaled $147 million in 1998 compared to $85 million and $88 million in 1997 and 1996 respectively. The origination and refinance of residential mortgage loans, and related fee income is dependent upon the general level and direction of interest rates. Therefore there can be no assurance that origination fees and gains on sales of residential mortgage loans will contribute to the Company's future earnings. The Bank commenced in-house servicing of residential mortgage loans in March 1998. Serviced loans are bank originated residential mortgages that have been sold to FNMA. The mortgages were previously sub-serviced by another financial institution. Primarily due to higher volumes of serviced loans, 1998 mortgage servicing fees increased 120.7% to $492,000 after a 13.0% increase in 1997. Related mortgage servicing rights are amortized in proportion to estimated net servicing income. In the event of rapid customer refinancing or prepayment activity, market valuation of capitalized mortgage servicing rights could be impaired. Capitalized mortgage servicing rights totaled approximately $2.3 million at year end 1998 as compared to $1.3 million at year end 1997, and $.6 million at year end 1996. Other Income was $426,000 higher in 1998 over 1997 due to increased Visa interchange revenue of $65,000, higher earnings on life insurance policies of $52,000 and $52,000 in additional ATM usage fees on non-bank customers

NONINTEREST EXPENSE

         Total 1998 noninterest expense was $12.5 million, an increase of $3.1 million or 32.7% from 1997. This is compared to an increase of 15.6% in 1997 over 1996. Salaries and benefits increased $1.9 million in 1998 as staffing increased to ensure quality customer service was maintained in tandem with markedly higher customer account transaction activity. 1997 salary and benefits increased $.8 million from 1996. It is anticipated that this human resources trend will continue into 1999 owing to staff additions for new branch offices in Salem and Redmond, Oregon. Expenses for occupancy and equipment costs increased $.3 million in 1998 compared to 1997 primarily due to higher data processing and network costs in the delivery of customer products and services. Similarly, higher 1997 occupancy and equipment expense was attributable to growing size and activity levels.

INCOME TAXES

     The provision for income taxes increased between the periods presented primarily as a result of higher pre-tax income. The effective tax rate in 1997 was lower than other years due to a state income tax rebate.

FINANCIAL CONDITION

     The Company continued to experience strong growth in 1998 with total assets increasing 24.0% to $300.8 million at December 31, 1998 compared to $242.6 million at December 31, 1997. The higher total assets were funded primarily by an increase in deposits, which also compensated for the payoff of a $5 million FHLB term borrowing. Loans outstanding totaled $205.5 million at year end 1998, $50.0 million higher than a year earlier, an increase of 32.2%. Loan growth was concentrated in real estate categories, up $45.5 million. Investments at year end 1998 were $51.0 million compared to $44.4 million at year end 1997. Strong deposit growth funded increased earning assets. Total deposits at year end 1998 were $270.9 million, an increase of $59.5 million or 28.2% compared to year end 1997. Deposit growth was concentrated in noninterest bearing demand accounts, up $50.3 million or 77.2% to $115.5 million at December 31, 1998. $22.6 million of this increase was a one time transfer late in 1998 of certain customer account balances that were previously paid interest as interest bearing demand accounts.

     The Company had no off balance sheet derivative financial instruments as of December 31, 1998 and 1997.

YEAR 2000 DISCLOSURE

     The Year 2000 (Y2K) issue may pose unique challenges to all businesses due to the inability of some computers and computer software programs to accurately recognize, for years after 1999, dates which are often expressed as a two digit number. This inability to recognize date information accurately could potentially affect computer operations and calculations, or could cause computer systems to not operate at all. Accordingly, Y2K may precipitate related consequences that are not possible to foresee.

     Major business risks associated with the Year 2000 issue may include, but are not limited to, infrastructure failures, disruptions to the economy in general, disruption of private and government activities, excessive cash withdrawal activity and/or reduced financial liquidity. In addition, increased problem loans and credit losses may impact the Company in the event borrowers fail to prepare for Y2K. The above risks could expose the Company to loss of revenues, litigation and asset quality deterioration.

     The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

     The Company has completed an assessment of the Year 2000 issue, considering the risk that date fields in existing computer applications might fail to recognize the year 2000 and therefore create erroneous results. Based upon the results of our assessment, testing, certification and remediation activities to date, management believes that the Company is well prepared to respond to the issue and run successfully in the year 2000 and beyond.

     The Company has identified mission critical computer applications and related processes and has formalized plans to address potential issues that may arise as a result of the date change. An application, system or process is mission critical if it is deemed vital to the successful continuance of a core business activity. For substantially all mission critical applications the Company has performed tests and has obtained performance certifications on hardware, software, and environmental systems except for the applications noted below. The Company has also required and received certifications from substantially all major software application vendors to ensure that their systems are Year 2000 compliant, except for the applications noted below. The Company has confirmed that substantially all mission critical systems have the capacity to process information with dates beyond December 31, 1999 except for the applications noted below.

     The status of all mission critical systems that were not fully Y2K tested and/or remediated as of December 31, 1998 is as follows: 1) Proof of deposit systems and related applications were remediated and tested for Y2K compliance on Jan. 20, 1999. 2) The bankcard processing application will not be fully Y2K tested under Federal Financial Institutions Examination Council guidelines until March 31 1999; any required remediation would be subsequently undertaken. 3) The computer application interfacing mortgage sales transactions with the purchaser of such mortgages will be Y2K tested by March 31 1999 and any required remediation would be subsequently undertaken. Management is presently unaware of any issue that could have the effect of delaying or preventing successful Y2K compliance of these applications by June 30, 1999.

     At year-end 1998, a Year 2000 Contingency Plan was in place that addressed mission critical as well as non-critical applications. For each non-critical application, the contingency plan details how tasks can be accomplished if the application is not operational. Under FFIEC bank regulatory guidelines, a financial institution is not required to have a contingency plan for mission-critical systems and applications if the system or application has been remediated, tested, and implemented as Y2K compliant. Mission critical applications will rely on the above-described testing, certification and remediation program to ensure all such systems and applications are Year 2000 compliant. If the Company experiences system failures due to unforeseen Y2K events, the Company's current Business Contingency Plan will be implemented. This plan is designed to enable the Company to function in the event of a short-term business interruption owing to unexpected and/or emergency circumstances. Operating under this plan and depending on the nature of the interruption, the Company may provide only limited services, may revert to manual recording of customer and counter-party transactions and/or may revert to manual updating of financial records. The encoding and processing of checks and drafts may be performed at a contingency site. Alternate check presentment, delivery and settlement methods may be implemented. Transactions previously executed via wire transfer and/or Federal Reserve Account maintenance activity may revert to telephonic methodology. The Business Contingency Plan is tested annually but there can be no assurance as to its effectiveness under Y2K contingent circumstances.

     The Company has identified and formally contacted its significant customers, suppliers and counterparties regarding Y2K. In so doing the Company has encouraged their Y2K testing and remediation and has requested Y2K compliance certifications from these parties. Management believes these significant parties will test and take steps necessary to achieve Y2K compliance, however, no assurance can be made that their response to the Y2K situation will not precipitate adverse consequences for the Company. In addition, the Company has acknowledged that increased problem loans and credit losses could ensue due to Y2K, and has considered this contingent risk in the determination of its allowance for loan losses. Although management believes the allowance for loan losses is adequate at December 31, 1998, there can be no assurance as to the future adequacy of the allowance for loan losses in respect to the yet unknown affect of Y2K .

     The Company anticipates that the costs of testing and remediating applications and systems for Y2K will not be material to future operating results or financial condition. Apart from internal staff hours allocated to Y2K testing and assurance, expenditures related to Y2K issues total approximately $55,000 to date,

     Although management believes that it has tested, analyzed and certified mission critical applications with respect to Year 2000 compliance, there can be no assurance that the Company will not be impacted by unanticipated Year 2000 contingent circumstances.

INFLATION

     The general rate of inflation over the past two years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company's financial position and earnings to be material.

LIQUIDITY

     The Company analyzes and manages its liquidity to ensure the availability of sufficient funds to meet depositor withdrawals as well as to fund borrowing needs of its loan customers. The Bank's stable deposit base is the foundation of its long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank's ability to borrow funds from a variety of reliable counterparties. In addition, the Bank has substantial available-for-sale investment securities that could be liquidated to provide an additional source of liquidity.

     At December 31, 1998 the Bank maintained five unsecured lines of credit totaling $17.5 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $12.1 million that may be accessed for short or long-term borrowings. At December 31, 1998 the Bank had no short or long term borrowings.

     At December 31, 1998, the Bank had approximately $78 million in outstanding commitments to extend credit. Approximately one-third of the commitments pertains to various construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of the commitments will expire or terminate without funding. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

CAPITAL RESOURCES

     The Companys total stockholders equity at December 31, 1998 was $26.9 million, an increase of $2.7 million from December 31, 1997. 1998 equity was increased by earnings of $5.8 million for the year less cash dividends paid to shareholders of $2.1 million during 1998. In addition, during 1998, the Company repurchased 46,944 shares of its common stock outstanding pursuant to a Board of Directors authorized program. This had the effect of reducing equity by $.9 million during the year. At year end 1998, net unrealized gains on investment securities available-for-sale decreased to $.2 million from $.3 million a year earlier.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET AND LIABILITY MANAGEMENT

     The Company's profitability, like most financial institutions, depends to a large extent upon its net interest income, which is the difference between the interest earned on assets (loans and investments), versus the interest expense paid on its liabilities (deposits and borrowings). The Company's historical business activity tends to originate loans with maturities and repricing terms which are shorter than those of deposit relationships. These maturity and repricing differences create a natural interest rate risk profile whereby the Company will tend to generate higher earnings should market interest rates rise and lower earnings should interest rates fall.

     It is the Company's Asset and Liability management policy to manage interest rate risk to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to counter the natural rate risk profile of the Company. In addition, the Company may acquire investment securities, interest rate swaps or other hedging instruments with repricing characteristics that tend to moderate interest rate risk. Because of the volatility of market rates and uncertainties described above there can be no assurance of the effectiveness of management programs to achieve a targeted moderation of risk.

     The Company analyzes interest rate risk by simulation modeling and by traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management's opinion that simulation is the more effective tool for asset and liability management. Analyses are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially.

     The Bank's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over one and two year time horizons. The simulation model estimates that in the event of a decline of 1.5% in market interest rates, earnings could be adversely impacted up to approximately 9.9%, while a similar increase in market rates would have a favorable impact of approximately 11.3%. Because of uncertainties as to the extent of customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events impacting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

     At year end 1998, the Company's one year cumulative interest rate gap analysis indicates that rate sensitive assets maturing or available for repricing within one-year exceeded rate sensitive liabilities by approximately $6.2 million. A year earlier, rate sensitive assets exceeded maturing or available for repricing rate sensitive liabilities by $11.0 million.

     It is the Company's policy to manage interest rate risk to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk.

INTEREST RATE GAP TABLE

     Set forth below is a table showing the interest rate sensitivity Gap of the Company's assets and liabilities over various repricing periods and maturities, as of December 31, 1998. Maturities are based on contractual terms and repricing amounts are based on actual historical experiences (dollars in thousands):


                                                        After 90
                                                          days         After
                                             Within      within       One year
                                               90         one       within five   After five
                                              days        Year         years         years       Total
                                            --------   ----------   -----------   ----------   ---------
INTEREST EARNING ASSETS:

   Investments & fed funds sold             $  9,453   $      155   $    49,793   $        -   $  59,401
   Loans                                      74,591       42,371        75,573       13,508     206,043
                                            --------   ----------   -----------   ----------   ---------
     Total interest earning assets          $ 84,044   $   42,526   $   125,366   $   13,508   $ 265,444
                                            --------   ----------   -----------   ----------   ---------
                                            --------   ----------   -----------   ----------   ---------
INTEREST BEARING LIABILITIES:

   Interest-bearing demand deposits         $ 42,969   $   43,662   $    22,950   $        -   $ 109,581
     Savings deposits                              -            -         6,026        8,915      14,941
   Time deposits                              10,934       15,148         4,727            -      30,809
                                            --------   ----------   -----------   ----------   ---------
     Total interest bearing deposits          53,903       58,810        33,703        8,915     155,331

   Other borrowings                                -            -             -            -           -
                                            --------   ----------   -----------   ----------   ---------
     Total interest bearing liabilities     $ 53,903   $   58,810   $    33,703   $    8,915   $ 155,331
                                            --------   ----------   -----------   ----------   ---------
                                            --------   ----------   -----------   ----------   ---------

Interest rate sensitivity gap               $ 30,141   $ (16,284)   $    91,663   $    4,593   $ 110,113
Interest rate gap as a percentage
   of total interest earning assets           11.35%      (6.13%)        34.53%        1.73%      41.48%
                                            --------   ----------   -----------   ----------   ---------
                                            --------   ----------   -----------   ----------   ---------
Cumulative interest rate sensitivity gap    $ 30,141   $   13,857   $   105,520   $  110,113   $ 110,113
Cumulative interest rate gap as a
   Percentage of total earning assets         11.35%        5.22%        39.75%       41.48%         N/A
                                            --------   ----------   -----------   ----------   ---------
                                            --------   ----------   -----------   ----------   ---------



ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see Index to Consolidated Financial Statements on page 28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 26, 1999.


                                   PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) The financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 30.

         (2)  Financial Statement Schedules.

              All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

    (b)       Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

    (c)       Exhibits.

              The list of exhibits has been intentionally omitted. Upon written request, we will provide to you, without charge, a copy of the list of exhibits as filed with the Securities and Exchange Commission. Additionally, we will furnish you with a copy of any exhibit upon written request. Written requests to obtain a list of exhibits or any exhibit should be sent to Bank of the Cascades, 1100 NW Wall Street, Bend, Oregon 97701,
              Attention: Investor Relations.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP                           CASCADE BANCORP


/s/ Patricia L. Moss                      /s/ Gregory D. Newton
-------------------------------------     ------------------------------------
Patricia L. Moss                          Gregory D. Newton
President/Chief Executive Officer         Senior Vice President/Chief Financial
Date: February 22, 1999                   Officer
                                          Date: February 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerry E. Andres                                    February 22, 1999
-----------------------------------------------        -----------------------
Jerry E. Andres, Director                              Date


/s/ Gary L. Capps                                      February 22, 1999
-----------------------------------------------        -----------------------
Gary L. Capps, Director/Chairman                       Date


/s/ Gary L. Hoffman                                    February 22, 1999
-----------------------------------------------        -----------------------
Gary L. Hoffman, Director/Vice Chairman                Date


/s/ Patricia L. Moss                                   February 22, 1999
-----------------------------------------------        -----------------------
Patricia L. Moss, Director/President/CEO               Date


/s/ Ryan R. Patrick                                    February 22, 1999
-----------------------------------------------        -----------------------
Ryan R. Patrick, Director                              Date


/s/ James E. Petersen                                  February 22, 1999
-----------------------------------------------        -----------------------
James E. Petersen, Director/Assistant Secretary        Date


/s/ Roger J. Shields                                   February 22, 1999
-----------------------------------------------        -----------------------
Roger J. Shields, Director                             Date


/s/ Jacob M. Wolfe                                     February 22, 1999
-----------------------------------------------        -----------------------
Jacob M. Wolfe, Director                               Date

                                CASCADE BANCORP
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (ITEM 14(a))

                                                                            PAGE

Report of Independent Auditors................................................31


Consolidated Balance Sheets at
     December 31, 1998 and 1997...............................................32


For the Years Ended December 31, 1998, 1997 and 1996:
     Consolidated Statements of Income........................................33
     Consolidated Statements of Changes in Stockholders' Equity...............34
     Consolidated Statements of Cash Flows....................................35


Notes to Consolidated Financial Statements....................................36

                  REPORT OF SYMONDS, EVANS & LARSON, P.C.,
                            INDEPENDENT AUDITORS


To the Board of Directors and
Stockholders of Cascade Bancorp


We have audited the accompanying consolidated balance sheets of Cascade Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Symonds, Evans & Larson, P.C.


January 15, 1999
Portland, Oregon

                      CASCADE BANCORP AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1998 AND 1997

ASSETS                                        1998                  1997
------                                 ------------------    ------------------

Cash and cash equivalents:
   Cash and due from banks             $       18,388,900    $       21,053,706
   Federal funds sold                           8,450,000             8,500,000
                                       ------------------    ------------------
       Total cash and cash equivalents         26,838,900            29,553,706
Investment securities available-for-sale       48,012,491            41,953,637
Investment securities held-to-maturity,
   estimated fair value of $2,952,327
   ($2,452,975 in 1997)                         2,938,489             2,445,957
Loans, net                                    202,543,262           153,024,926
Mortgage loans held for sale                    2,119,642             1,876,186
Premises and equipment, net                     5,984,501             5,057,388
Accrued interest and other assets              12,337,131             8,699,681
                                       ------------------    ------------------

       Total assets                    $      300,774,416    $      242,611,481
                                       ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                            $      115,532,163    $       65,199,160
     Interest bearing demand                  109,580,561           111,481,437
     Savings                                   14,940,897            13,070,325
     Time                                      30,809,110            21,593,851
                                       ------------------    ------------------
       Total deposits                         270,862,731           211,344,773
   Accrued interest and other
      liabilities                               2,990,003             2,030,284
   Long-term debt                               -                     5,000,000
                                       ------------------    ------------------
       Total liabilities                      273,852,734           218,375,057
Commitments and contingencies
   (Notes 1, 4, 9, 15 and 16)

Stockholders' equity:
   Common stock, no par value;
      10,000,000 shares authorized;
      6,226,082 shares issued and
      outstanding (4,172,238 in 1997)           9,545,545            10,365,015
   Retained earnings                           17,218,415            13,568,644
   Accumulated other comprehensive income         157,722               302,765
                                       ------------------    ------------------
       Total stockholders' equity              26,921,682            24,236,424
                                       ------------------    ------------------
       Total liabilities and
          stockholders' equity         $      300,774,416    $      242,611,481
                                       ==================    ==================

                            See accompanying notes.

                                         CASCADE BANCORP AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME

                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998                1997                1996
                                                            ---------------     ---------------    ----------------
Interest income:
   Interest and fees on loans                               $    19,256,895     $    15,788,357    $     14,063,738
   Taxable interest on investment securities                      2,504,127           2,402,987           1,177,535
   Nontaxable interest on investment securities                      41,518              73,646              94,143
   Interest on federal funds sold                                   537,271             467,300             381,567
   Dividends on Federal Home Loan Bank stock                        112,800             103,300              95,100
                                                            ---------------     ---------------    ----------------
                  Total interest income                          22,452,611          18,835,590          15,812,083
Interest expense:
   Deposits:
     Interest bearing demand                                      3,518,361           3,082,614           2,529,619
     Savings                                                        303,702             284,093             285,762
     Time                                                         1,293,588             998,334             872,806
   Long-term debt                                                    36,734             348,000             356,541
   Other borrowings                                                  28,472              73,472               6,824
                                                            ---------------     ---------------    ----------------
                  Total interest expense                          5,180,857           4,786,513           4,051,552
                                                            ---------------     ---------------    ----------------
Net interest income                                              17,271,754          14,049,077          11,760,531
Loan loss provision                                               1,179,399           1,075,109             432,141
                                                            ---------------     ---------------    ----------------
Net interest income after loan loss provision                    16,092,355          12,973,968          11,328,390
Noninterest income:
   Service charges on deposit accounts                            1,947,138           1,810,072           1,551,146
   Mortgage loan origination and processing fees                  1,788,001           1,092,786           1,051,381
   Gains on sales of mortgage loans, net                            198,129             399,947             496,782
   Mortgage loan servicing fees, net                                492,402             223,086             197,424
   Merchant bankcard fees, net                                      300,348             324,625             262,914
   Other                                                            885,419             459,838             459,973
                                                            ---------------     ---------------    ----------------
                  Total noninterest income                        5,611,437           4,310,354           4,019,620
Noninterest expense:
   Salaries and employee benefits                                 7,045,542           5,175,149           4,412,356
   Equipment                                                      1,092,319             898,156             724,954
   Occupancy                                                        793,219             668,023             623,385
   Third-party account services                                     409,217             293,071             240,202
   Supplies                                                         393,344             284,756             274,363
   Communications                                                   382,498             305,428             272,086
   Advertising                                                      352,955             269,236             229,366
   Other                                                          1,977,258           1,485,662           1,336,394
                                                            ---------------     ---------------    ----------------
                  Total noninterest expense                      12,446,352           9,379,481           8,113,106
                                                            ---------------     ---------------    ----------------
Income before income taxes                                        9,257,440           7,904,841           7,234,904
Provision for income taxes                                        3,491,400           2,863,700           2,721,900
                                                            ---------------     ---------------    ----------------
Net income                                                  $     5,766,040     $     5,041,141    $      4,513,004
                                                            ===============     ===============    ================
Basic earnings per common share                             $           .93     $           .79    $            .71
                                                            ===============     ===============    ================
Diluted earnings per common share                           $           .90     $           .77    $            .69
                                                            ===============     ===============    ================

                                            See accompanying notes.

                                CASCADE BANCORP AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              ACCUMULATED
                                    NUMBER                                       OTHER                         TOTAL
                                      OF        COMPREHENSIVE   RETAINED     COMPREHENSIVE      COMMON      STOCKHOLDERS'
                                    SHARES         INCOME       EARNINGS        INCOME           STOCK         EQUITY
                                   ---------   --------------  -----------   -------------  -------------  --------------
Balance at December 31, 1995       1,939,061                   $ 9,734,936   $      52,007  $   9,253,012  $   19,039,955

Comprehensive income:
   Net income                              -   $    4,513,004    4,513,004               -              -       4,513,004
   Other comprehensive income
     - unrealized gains on
       securities available-for-
       sale, net of income taxes
       of  approximately
       $12,000                             -           19,090            -          19,090              -          19,090
                                              ---------------

Comprehensive income                          $     4,532,094
                                              ===============

10% stock dividend                   193,906                    (3,805,405)              -      3,805,405               -
                                   ---------                   -----------   -------------  -------------   -------------

Balance at December 31, 1996       2,132,967                    10,442,535          71,097     13,058,417      23,572,049

Comprehensive income:
   Net income                              -  $     5,041,141    5,041,141               -              -       5,041,141
   Other comprehensive income
     - unrealized gains on
       securities available-for-
       sale, net of  income
       taxes of  approximately
       $143,000                            -          231,668            -         231,668              -         231,668
                                              ---------------

Comprehensive income                          $     5,272,809
                                              ===============

Cash dividends paid
   (aggregating  $.30 per share)           -                    (1,915,032)              -              -     (1,915,032)

Two-for-one stock split            2,132,967                              -              -              -               -

Stock options exercised               24,936                              -              -        100,000         100,000

Repurchases of common
   stock                            (118,632)                             -              -     (2,793,402)     (2,793,402)
                                   ---------                   -----------   -------------  -------------   -------------


Balance at December 31, 1997       4,172,238                    13,568,644         302,765     10,365,015      24,236,424

Comprehensive income:
   Net income                              -  $     5,766,040    5,766,040               -              -       5,766,040
   Other comprehensive income
     - unrealized losses on
       securities available-for-
       sale, net of income tax
       benefit of approximately
       $91,000                             -         (145,043)           -        (145,043)             -        (145,043)
                                               --------------

Comprehensive income                           $    5,620,997
                                               ==============

Cash dividends paid (aggregating
   $.34 per share)                         -                    (2,116,269)              -              -      (2,116,269)

Three-for-two stock split          2,086,119                             -               -              -               -

Stock options exercised               14,669                             -               -         42,473          42,473

Repurchases of common stock          (46,944)                            -               -       (861,943)       (861,943)
                                   ---------                   -----------   -------------  -------------   -------------

Balance at December 31, 1998       6,226,082                 $  17,218,415   $     157,722  $   9,545,545   $  26,921,682
                                   =========                 =============   =============  =============   =============

                                         CASCADE BANCORP AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998                1997                1996
                                                            ---------------     ---------------    ----------------
Cash flows from operating activities:
   Net income                                               $     5,766,040     $     5,041,141    $      4,513,004
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                              1,478,815             715,253             694,005
       Loan loss provision                                        1,179,399           1,075,109             432,141
       Provision for deferred income taxes                           27,000             279,000             515,000
       Discounts on sales of mortgage loans, net                    822,870             295,053              53,436
       Dividends on Federal Home Loan Bank stock                   (112,800)           (103,300)            (95,100)
       Deferred benefit plan expenses                               396,000             270,000             271,000
       Increase in accrued interest and other assets             (2,822,725)         (1,033,079)         (2,151,666)
       Increase in accrued interest and other liabilities           563,719             137,854             267,180
       Originations of mortgage loans                          (146,507,292)        (84,860,279)        (87,996,351)
       Proceeds from sales of mortgage loans                    145,440,966          83,299,690          90,208,110
                                                            ---------------     ---------------    ----------------
                  Net cash provided by operating activities       6,231,992           5,116,442           6,710,759
Cash flows from investing activities:
   Purchases of investment securities available-for-sale        (21,957,636)        (41,026,887)        (23,838,205)
   Purchases of investment securities held-to-maturity             (563,903)             (5,400)         (1,073,016)
   Proceeds from maturities and calls of investment
     securities available-for-sale                               15,663,174          23,923,471           9,320,018
   Proceeds from maturities and calls of investment
     securities held-to-maturity                                    184,171             982,950           1,383,215
   Other loan originations, net                                 (50,697,735)        (22,473,293)         (7,347,528)
   Purchases of premises and equipment, net                      (1,782,254)         (1,491,887)         (1,404,123)
   Purchases of life insurance contracts                         (1,423,900)           (130,000)           (615,000)
   Surrender of life insurance contracts                             49,066             111,457                   -
                                                            ---------------     ---------------    ----------------
                  Net cash used in investing activities         (60,529,017)        (40,109,589)        (23,574,639)
Cash flows from financing activities:
   Net increase in deposits                                      59,517,958          40,262,679          18,644,027
   Stock options exercised                                           42,473             100,000                   -
   Repurchases of common stock                                     (861,943)         (2,793,402)                  -
   Cash dividends paid                                           (2,116,269)         (1,915,032)                  -
   Repayment of long-term debt                                   (5,000,000)                  -                   -
                                                            ---------------     ---------------    ----------------
                  Net cash provided by financing activities      51,582,219          35,654,245          18,644,027
                                                            ---------------     ---------------    ----------------
Net increase (decrease) in cash and cash equivalents             (2,714,806)            661,098           1,780,147
Cash and cash equivalents at beginning of the year               29,553,706          28,892,608          27,112,461
                                                            ---------------     ---------------    ----------------

Cash and cash equivalents at end of the year                $    26,838,900     $    29,553,706    $     28,892,608
                                                            ===============     ===============    ================

                                              See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a bank holding company, and its wholly-owned subsidiaries, Bank of the Cascades (the Bank) and Cascade Finance (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       DESCRIPTION OF BUSINESS

       The Bank conducts a general banking business. Its activities include the usual lending and deposit functions of a commercial bank: commercial, real estate, installment, credit card and mortgage loans; checking and savings accounts; automated teller machines (ATMs) and safe deposit facilities. The Bank also originates and sells mortgage loans into the secondary market.

       Cascade Finance was formed in January 1997 as a consumer finance company which offers consumer loans. The activities of Cascade Finance were not significant to the Company's consolidated financial position or results of operations as of and for the years ended December 31, 1998 and 1997.

       METHOD OF ACCOUNTING

       The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS

       For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       During 1998, 1997 and 1996, noncash transactions resulted from unrealized gains (losses) on investment securities available-for-sale, net of income taxes, as disclosed in the accompanying consolidated statements of changes in stockholders' equity. In addition, during 1998, 1997 and 1996, noncash investing activities resulted from the net capitalization of approximately $1,021,000, $695,000 and $575,000, respectively, in originated mortgage servicing rights.

       During 1998, 1997 and 1996, the Bank paid approximately $5,138,000, $4,747,000 and $4,032,000, respectively, in interest expense.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INVESTMENT SECURITIES

       Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

       Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities as of December 31, 1998 or 1997.

       Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of income taxes.

       Gains or losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method over the period to maturity.

       Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

       LOANS

       Loans are stated at the amount of unpaid principal, reduced by any deferred loan fees and reserves for loan losses. The reserve for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the portfolio. Such factors include loss experience; review of problem loans; underlying collateral values; current economic conditions; and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

       The Company considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. An impaired loan must be valued using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the loan's underlying collateral. The Company primarily measures impairment on all large balance nonaccrual loans (typically commercial and commercial real estate loans) based on the fair value of the underlying collateral. In certain other cases, impairment is measured based on the present value of expected future cash

See accompanying notes

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment as described above. Generally, the Company evaluates a loan for impairment when it is placed on nonaccrual status. All of the Company's impaired loans at December 31, 1998 and 1997 were on nonaccrual status.

       The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

       Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized as an adjustment of the yield of the related loan.

       Interest income on all loans is accrued as earned on the simple interest method.

       Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve based on their judgment of information available to them at the time of their examinations.

       MORTGAGE LOANS

       Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 1998 and 1997, mortgage loans held for sale were carried at cost, which approximated estimated market value.

       At December 31, 1998 and 1997, the Bank held servicing rights to approximately $232,916,000 and $174,294,000, respectively, in mortgage loans which have been sold into the secondary market. Such mortgage loans are not included in the accompanying balance sheets. Beginning in March 1998, the Bank began in-house servicing of these mortgage loans. Previously, such mortgage loans were sub-serviced by another financial institution. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

       During the years ended December 31, 1998, 1997 and 1996, the Bank capitalized approximately $1,620,000, $836,000 and $600,000, respectively, in mortgage servicing rights. The capitalized mortgage servicing rights are being amortized in proportion to, and over the period of, estimated net servicing income. During the years ended December 31, 1998, 1997 and 1996, the amortization of the capitalized mortgage servicing rights totaled approximately $599,000, $141,000 and $25,000, respectively. The net amount of capitalized mortgage servicing rights at December 31, 1998 and 1997 (approximately $2,291,000 and $1,270,000, respectively) is included in accrued interest and other assets in the accompanying consolidated balance sheets.

       The fair value (which approximates the carrying amount) of the capitalized mortgage servicing rights at December 31, 1998 and 1997 was determined by management based on comparisons to current

See accompanying notes

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       market transactions involving mortgage servicing rights with similar portfolio characteristics and estimates of the net present value of expected future cash flows. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment include, but are not limited to, interest rates, interest types (i.e., fixed and variable) and loan types. Each strata is then discounted to reflect the present value of the expected future cash flows utilizing current market assumptions including discount rates, prepayment speeds and delinquency rates.

       PREMISES AND EQUIPMENT

       Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on premises and equipment is computed on straight-line and accelerated methods over the shorter of the estimated useful lives of the assets or terms of the leases. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated financial statements.

       OTHER REAL ESTATE

       Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. Other real estate at December 31, 1998 and 1997 totaled approximately $409,000 and $9,000, respectively.

       STOCKHOLDERS' EQUITY

       The Bank, as a state-chartered bank, is prohibited from declaring or paying any dividend in an amount greater than undivided profits. At December 31, 1998, approximately $8,719,000 was available for the payment of dividends to Bancorp with prior regulatory approval.

       In June 1998, the Company declared a three-for-two stock split; in June 1997, the Company declared a two-for-one stock split; and in June 1996, the Company declared a 10 percent stock dividend. Basic and diluted earnings per common share (see Note 11), cash dividends per share and the stock option plan information (see Note 14) have been adjusted to give retroactive effect to stock splits and the stock dividend.

       During 1998, the Company repurchased 46,944 shares of its common stock for $861,943, and during 1997, the Company repurchased 118,632 shares of its common stock for $2,793,402. As of December 31, 1998, approximately 95,000 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

       In January 1999, the Company declared a $.09 per share cash dividend which totaled approximately $560,000 and is payable to stockholders of record as of January 25, 1999.

See accompanying notes

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       ADVERTISING

       Advertising costs are generally charged to expense during the year in which they are incurred.

       INCOME TAXES

       Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

       OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

       Beginning in the year ended December 31, 1998, the Company retroactively adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Accordingly, any unrealized gains or losses on available-for-sale securities are recognized as a component of comprehensive income.

       Beginning in the year ended December 31, 1998, the Company also retroactively adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131, in general, requires that public business enterprises report financial and descriptive information about its material reportable operating segments and also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by key management personnel in deciding how to allocate resources and in assessing performance. Management believes that based on the materiality standards of SFAS 131 the Company primarily operates in one business segment. In addition, the related disclosures of SFAS 131 are included within the accompanying consolidated financial statements and notes as applicable.

       In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) was issued. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. As of December 31, 1998, the Company had no derivative instruments or hedging activities.

       In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," (SFAS 134) was issued. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. As of December 31, 1998, the Company had not entered into any transaction for which SFAS 134 would apply.

       There were no other accounting standards recently issued that had a significant effect on the Company's financial statements.

       RECLASSIFICATIONS

       Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

See accompanying notes

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


2.     CASH AND DUE FROM BANKS

       The Bank is required to maintain an average reserve balance ($1,050,000 and $2,066,000 at December 31, 1998 and 1997, respectively) with the Federal Reserve Bank or maintain such reserve balance in the form of cash. This requirement was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank in excess of this amount.

3.     INVESTMENT SECURITIES

       Investment securities at December 31, 1998 and 1997 consisted of the following:

                                                                    Gross             Gross            Estimated
                                               Amortized         unrealized        unrealized            fair
       1998                                      cost               gains            losses              value
       ----                                ----------------   ---------------   ----------------   ----------------
       AVAILABLE-FOR-SALE
       U.S. Government and
         agency securities                 $     26,538,402   $       318,438   $          7,350   $     26,849,490
       Mortgage-backed
         securities                              15,064,132            29,777            202,794         14,891,115
       U.S. Treasury securities                   2,995,217           113,783                  -          3,109,000
       Equity securities                          2,529,512             2,724                  -          2,532,236
       Corporate debt securities                    632,505                 -              1,855            630,650
                                           ----------------   ---------------   ----------------   ----------------
                                           $     47,759,768   $       464,722   $        211,999   $     48,012,491
                                           ----------------   ---------------   ----------------   ----------------
                                           ----------------   ---------------   ----------------   ----------------
       HELD-TO-MATURITY
       Obligations of state and
         political subdivisions            $      1,409,525   $        17,393   $          3,555   $      1,423,363
       Federal Home Loan
         Bank stock                               1,528,964                 -                  -          1,528,964
                                           ----------------   ---------------   ----------------   ----------------
                                           $      2,938,489   $        17,393   $          3,555   $      2,952,327
                                           ----------------   ---------------   ----------------   ----------------
                                           ----------------   ---------------   ----------------   ----------------

                                                                    Gross             Gross            Estimated
                                               Amortized         unrealized        unrealized            fair
       1997                                      cost               gains            losses              value
       ----                                ----------------   ---------------   ----------------   ----------------
       AVAILABLE-FOR-SALE
       U.S. Government and
         agency securities                 $     37,945,376   $       393,249   $              -   $     38,338,625
       U.S. Treasury securities                   2,988,043            95,082                  -          3,083,125
       Equity securities                            531,887                 -                  -            531,887
                                           ----------------   ---------------   ----------------   ----------------
                                           $     41,465,306   $       488,331   $              -   $     41,953,637
                                           ----------------   ---------------   ----------------   ----------------
                                           ----------------   ---------------   ----------------   ----------------
       HELD-TO-MATURITY
       Obligations of state and
         political subdivisions            $      1,029,793   $         7,018   $              -   $      1,036,811
       Federal Home Loan
         Bank stock                               1,416,164                 -                  -          1,416,164
                                           ----------------   ---------------   ----------------   ----------------
                                           $      2,445,957   $         7,018   $              -   $      2,452,975
                                           ----------------   ---------------   ----------------   ----------------
                                           ----------------   ---------------   ----------------   ----------------

See accompanying notes

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


3.     INVESTMENT SECURITIES (CONTINUED)

       The amortized cost and estimated fair value of investment securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           Estimated
                                                                       Amortized             fair
                                                                         cost                value
                                                                  ------------------  ------------------
       AVAILABLE-FOR-SALE
       Due in one year or less                                    $          998,479  $        1,002,800
       Due after one year through five years                              29,167,645          29,586,340
       Mortgage-backed securities                                         15,064,132          14,891,115
       Equity securities                                                   2,529,512           2,532,236
                                                                  ------------------  ------------------

                                                                  $       47,759,768  $       48,012,491
                                                                  ------------------  ------------------
                                                                  ------------------  ------------------
       HELD-TO-MATURITY
       Due in one year or less                                    $          154,969  $          155,025
       Due after one year through five years                               1,254,556           1,268,338
       Federal Home Loan Bank stock                                        1,528,964           1,528,964
                                                                  ------------------  ------------------
                                                                  $        2,938,489  $        2,952,327
                                                                  ------------------  ------------------
                                                                  ------------------  ------------------

       The Bank, as a member of the Federal Home Loan Bank of Seattle (the
       FHLB), is required to maintain an investment in capital stock of the FHLB. The FHLB stock is not actively traded but is redeemable by the FHLB at its current book value.

       Investment securities with a carrying value of approximately $12,861,000 and $10,070,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

4.     LOANS

       Loans at December 31, 1998 and 1997 consisted of the following:

                                                                         1998                1997
                                                                  ------------------  ------------------
       Commercial                                                 $       31,279,762  $       30,058,992
       Real estate:
         Construction                                                     44,874,991          30,862,916
         Mortgage                                                         36,670,954          23,395,618
         Commercial                                                       70,524,183          52,356,507
       Installment                                                        22,693,633          18,901,259
                                                                  ------------------  ------------------
                                                                         206,043,523         155,575,292
       Less:
         Reserve for loan losses                                           2,635,820           2,048,561
         Deferred loan fees                                                  864,441             501,805
                                                                  ------------------  ------------------
                                                                           3,500,261           2,550,366
                                                                  ------------------  ------------------
       Loans, net                                                 $      202,543,262  $      153,024,926
                                                                  ------------------  ------------------
                                                                  ------------------  ------------------

See accompanying notes

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


4.     LOANS (CONTINUED)

       As of December 31, 1998 and 1997, the Bank's branches were located in Deschutes County and Crook County, Oregon. The result of doing business in this geographic region has been growth in loan demand. A substantial portion of the Bank's loans are collateralized by real estate in this geographic area and, accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the local market conditions.

       In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank's lending capability or to mitigate risk. At December 31, 1998 and 1997, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $2,015,000 and $3,567,000, respectively. The Bank also purchases participated loans from other financial institutions that have similar lending philosophies and guidelines as the Bank. The amount of loan participations purchased from other financial institutions at December 31, 1998 and 1997 totaled approximately $105,000 and $431,000, respectively.

       Also in the normal course of business, the Bank finances qualified construction projects. The majority of residential construction loans are sold into the secondary market subsequent to completion of the projects.

5.     RESERVE FOR LOAN LOSSES

       Transactions in the reserve for loan losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                1998                1997                1996
                                                          -----------------  ------------------  ------------------
       Balance at beginning of year                       $       2,048,561  $       1,691,260   $        1,651,352
       Loan loss provision                                        1,179,399          1,075,109              432,141
       Loans charged-off                                           (634,077)          (777,505)            (422,170)
       Recoveries of loans previously
         charged-off                                                 41,937             59,697               29,937
                                                          -----------------  -----------------   ------------------

       Balance at end of year                             $       2,635,820  $       2,048,561   $        1,691,260
                                                          -----------------  -----------------   ------------------
                                                          -----------------  -----------------   ------------------

       Impaired loans as of and for the years ended December 31, 1998 and 1997 were not significant. Loans past due 90 days or more and still accruing interest were also insignificant at December 31, 1998 and 1997.

6.     PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 1998 and 1997 consisted of the following:

                                                                                    1998                1997
                                                                             ------------------  ------------------
       Land                                                                  $          184,600  $          184,600
       Buildings and leasehold improvements                                           5,452,177           4,737,370
       Furniture and equipment                                                        5,085,815           4,042,012
                                                                             ------------------  ------------------

                                                                                     10,722,592           8,963,982
       Less accumulated depreciation and amortization                                 4,738,091           3,906,594
                                                                             ------------------  ------------------

                                                                             $        5,984,501  $        5,057,388
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


7.     TIME CERTIFICATES OF DEPOSIT

       Time certificates of deposit in excess of $100,000 aggregated approximately $7,906,000 and $3,716,000 at December 31, 1998 and 1997,
       respectively. Interest expense on time certificates of deposit in excess of $100,000 was approximately $307,000, $169,000 and $176,000 in 1998,
       1997 and 1996, respectively.

       At December 31, 1998, the scheduled annual maturities of all time certificates of deposit were approximately as follows:

                    1999                                $     26,081,000
                    2000                                       3,429,000
                    2001                                         683,000
                    2002                                         480,000
                    2003                                         131,000
                    Thereafter                                     5,000
                                                        ----------------
                                                        $     30,809,000
                                                        ----------------
                                                        ----------------

8.     BORROWING AGREEMENTS

       The Bank participates in the Cash Management Advance Program (the Program) with the FHLB. Under the Program, the Bank may borrow up to a maximum of approximately $12,068,000 with interest at the FHLB's cash management rate. Borrowings outstanding under the Program are collateralized by a blanket pledge agreement on the FHLB stock, any funds on deposit with the FHLB, investment securities and loans. As of December 31, 1998, there were no borrowings outstanding from the FHLB. As of December 31, 1997, the Bank had $5,000,000 in borrowings outstanding from the FHLB, which bore interest at a fixed rate of 6.96%.

9.     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

       In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contract amounts of these instruments reflect the extent of the Bank's involvement in these particular classes of financial instruments. As of December 31, 1998 and 1997, the Bank held no derivative financial instruments.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


9.     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (CONTINUED)

       A summary of the Bank's off-balance sheet financial instruments at December 31, 1998 and 1997 is approximately as follows:

                                                                                    1998                1997
                                                                             ------------------  ------------------
       Commitments to extend credit                                          $       65,858,000  $       48,945,000
       Commitments under credit card lines of credit                                 10,889,000           5,318,000
       Standby letters of credit                                                        785,000           1,356,000
                                                                             ------------------  ------------------

       Total off-balance sheet financial instruments                         $       77,532,000  $       55,619,000
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. The Bank typically does not obtain collateral related to credit card commitments. Collateral held for other commitments varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

       Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held, if required, varies as specified above.

10.    INCOME TAXES

       The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 was approximately as follows:

                                                                1998                1997                1996
                                                          -----------------  ------------------  ------------------
       Current:
         Federal                                          $       2,851,400  $        2,280,700  $        1,727,900
         State                                                      613,000             304,000             479,000
                                                          -----------------  ------------------  ------------------
                                                                  3,464,400           2,584,700           2,206,900
       Deferred                                                      27,000             279,000             515,000
                                                          -----------------  ------------------  ------------------

       Provision for income taxes                         $       3,491,400  $        2,863,700  $        2,721,900
                                                          -----------------  ------------------  ------------------
                                                          -----------------  ------------------  ------------------

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


10.    INCOME TAXES (CONTINUED)

       The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 1998, 1997 and 1996 were approximately as follows:

                                                                1998                1997                1996
                                                          -----------------  ------------------  ------------------
       Expected federal income tax at statutory
         rate of 34%                                      $       3,147,500  $        2,687,600  $        2,459,900
       Effect of nontaxable interest income, net                    (26,700)            (43,000)            (55,600)
       State income taxes, net of federal effect                    404,700             200,400             316,100
       Other, net                                                   (34,100)             18,700               1,500
                                                          -----------------  ------------------  ------------------

       Provision for income taxes                         $       3,491,400  $        2,863,700  $        2,721,900
                                                          -----------------  ------------------  ------------------
                                                          -----------------  ------------------  ------------------

       The components of the net deferred tax assets and liabilities at December 31, 1998 and 1997 were approximately as follows:

                                                                                    1998                1997
                                                                             ------------------  ------------------
       Assets:
         Loan loss provision                                                 $          838,000  $          652,000
         Deferred compensation expense                                                  405,000             253,000
         Deferred life insurance expenses                                               121,000              81,000
         Other                                                                          145,000              62,000
                                                                             ------------------  ------------------
              Total deferred tax assets                                               1,509,000           1,048,000
       Liabilities:
         Deferred loan fees                                                             236,000             325,000
         Mortgage servicing rights                                                      880,000             487,000
         FHLB stock dividends                                                           218,000             174,000
         Unrealized gains on investment securities
           available-for-sale                                                            95,000             186,000
         Earnings on life insurance policies                                            292,000             176,000
         Other                                                                           45,000              75,000
                                                                             ------------------  ------------------
              Total deferred tax liabilities                                          1,766,000           1,423,000
                                                                             ------------------  ------------------

              Net deferred tax liabilities                                   $         (257,000) $         (375,000)
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------

       The Company made income tax payments of approximately $3,267,000, $2,520,000 and $2,680,000 during 1998, 1997 and 1996, respectively.

11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

       The Company's basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options.

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


11.    BASIC AND DILUTED EARNINGS PER COMMON SHARE (CONTINUED)

       The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996 can be reconciled as follows:

                                                                        Net
                                                                      income           Shares           Per-share
                                                                    (numerator)     (denominator)        amount
                                                                  --------------    --------------   --------------
       1998
       ----
       Basic earnings per common share -
         Income available to common stockholders                  $    5,766,040        6,227,123    $          .93
                                                                                                     --------------
                                                                                                     --------------
       Effect of assumed conversion of stock options                           -          195,816
                                                                  --------------    -------------    --------------

       Diluted earnings per common share                          $    5,766,040        6,422,939    $          .90
                                                                  --------------    -------------    --------------
                                                                  --------------    -------------    --------------

       1997
       ----

       Basic earnings per common share -
         Income available to common stockholders                  $    5,041,141        6,383,008    $          .79
                                                                                                     --------------
                                                                                                     --------------

       Effect of assumed conversion of stock options                           -          184,568
                                                                  --------------    -------------

       Diluted earnings per common share                          $    5,041,141        6,567,576    $          .77
                                                                  --------------    -------------    --------------
                                                                  --------------    -------------    --------------

       1996
       ----

       Basic earnings per common share -
         Income available to common stockholders                  $    4,513,004        6,398,901    $          .71
                                                                                                     --------------
                                                                                                     --------------

       Effect of assumed conversion of stock options                           -          108,058
                                                                  --------------    -------------

       Diluted earnings per common share                          $    4,513,004        6,506,959    $          .69
                                                                  --------------    -------------    --------------
                                                                  --------------    -------------    --------------

       The above computations have not been adjusted to reflect the issuance of additional stock options in January 1999 (see Note 14).

12.    TRANSACTIONS WITH RELATED PARTIES

       Some of the officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans and commitments to loan to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


12.    TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

       An analysis of activity with respect to loans to directors and officers of the Bank for the year ended December 31, 1998 was as follows:

              Balance at December 31, 1997            $        1,450,125
              Additions                                        1,712,266
              Repayments                                      (1,484,085)
                                                      ------------------
              Balance at December 31, 1998            $        1,678,306
                                                      ------------------
                                                      ------------------

13.    BENEFIT PLANS

       401(K) PROFIT SHARING PLAN

       The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and employer contributions to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes. Employees vest in the employer contributions over a period of five years. Employer contributions to the Plan which were charged to operations were approximately $755,000, $628,000 and $578,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       OTHER BENEFIT PLANS

       The Bank has deferred compensation plans for the Board and certain key executives and managers, a salary continuation plan for certain key executives and a fee continuation plan for the Board.

       In accordance with the provisions of the deferred compensation plans, participants can elect to defer portions of their annual compensation or fees. The deferred amounts generally vest as deferred. The deferred compensation plus interest is generally payable upon termination in either a lump sum or monthly installments.

       The salary continuation plan for certain key executives and the fee continuation plan for the Board provide defined benefits to the participants upon termination. The defined benefits for substantially all of the key executives and the Board are for periods of fifteen years and ten years, respectively. The benefits are subject to certain vesting requirements, and vested amounts are generally payable upon termination in either a lump sum or monthly installments.

       The Bank annually expenses amounts sufficient to accrue for the present value of the benefits payable to the participants under these plans.

       The plans also include death benefit provisions for certain participants. To assist in the funding of the plans, the Bank has purchased life insurance policies on the majority of the participants. The cash surrender value of these policies at December 31, 1998 and 1997 was approximately $5,521,000 and $4,054,000, respectively, and is included in accrued interest and other assets in the accompanying consolidated balance sheets.

See accompanying notes.

                       CASCADE BANCORP AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


13.  BENEFIT PLANS (CONTINUED)

     As of December 31, 1998 and 1997, the liabilities related to the deferred compensation plans included in the accompanying consolidated balance sheets totaled approximately $509,000 and $327,000, respectively. The amount of expense charged to operations in 1998, 1997 and 1996 related to the deferred compensation plans was approximately $182,000, $122,000 and $111,000, respectively. As of December 31, 1998 and 1997, the liabilities related to the salary continuation and fee continuation plans included in the accompanying consolidated balance sheets totaled approximately $546,000 and $332,000, respectively. The amount of expense charged to operations in 1998, 1997 and 1996 for the salary continuation and fee continuation plans was approximately $214,000, $147,000 and $160,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the life insurance policies. The net amount of income earned (net of related policy load charges, mortality costs and surrender charges incurred) on the life insurance policies which was included in other noninterest income in 1998, 1997 and 1996 was approximately $196,000, $123,000 and $162,000, respectively.

14.  STOCK OPTION PLAN

     Under the Company's Stock Option Plan, it may grant Incentive Stock Options (ISOs) and Non-qualified Stock Options (NSOs) to key employees.

     The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is to be at a price not less than 85% of the fair market value at the date of grant. Generally, options become exercisable in varying amounts based on years of employee service, commencing one year from the date of grant. All options expire after a period of ten years.

     SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires companies, such as Bancorp, that use the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options. The effect of applying the fair value-based method to stock options granted in the years ended December 31, 1998, 1997 and 1996 resulted in an estimated weighted-average grant date fair value of $6.29, $2.55 and $1.69, respectively. Had compensation cost been determined based on the fair value of the options at the date of grant, the Company's pro forma net income, pro forma basic earnings per common share and pro forma diluted earnings per common share would have been as follows:


                                                           1998          1997           1996
                                                        -----------   -----------   -----------
     Net income                           As reported   $ 5,766,040   $ 5,041,141   $ 4,513,004
                                          Pro forma       5,553,108     4,905,554     4,458,164

     Basic earnings per common share      As reported   $       .93   $       .79   $       .71
                                          Pro forma             .89           .77           .70

     Diluted earnings per common share    As reported   $       .90   $       .77   $       .69
                                          Pro forma             .86           .75           .69


                       CASCADE BANCORP AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


14.  STOCK OPTION PLAN (CONTINUED)

     The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted:

                                        1998         1997         1996
                                     ----------   ----------   ----------
     Dividend yield                        1.6%         1.6%         1.6%
     Expected volatility                  36.3%        35.8%        31.8%
     Risk-free interest rate               4.6%         5.8%         6.2%
     Expected option lives              5 years      5 years      5 years


     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the proforma effects for 1998, 1997 and 1996 may not be representative of the effects on reported results in future years.

     At December 31, 1998, 224,228 shares reserved under the Stock Option Plan were available for future grant. Activity related to the Stock Option Plan for the years ended December 31, 1998, 1997 and 1996 was as follows:


                                               1998                      1997                      1996
                                       ----------------------    ---------------------    ----------------------
                                                    Weighted-                Weighted-                 Weighted-
                                       Options      average      Options     average      Options       average
                                         out-       exercise       out-      exercise       out-       exercise
                                       standing      price       standing      price      standing       price
                                       ---------   ----------    ---------   ---------    ---------   ----------
       Balance at beginning
         of year                        269,973    $     4.75     220,752    $    3.34     174,060    $     2.86
       Granted                           68,998         18.67      91,125         7.44      53,457          5.08
       Forfeited                         (1,654)        12.42      (4,500)        7.25      (6,765)         4.69
       Exercised                        (14,669)         2.90     (37,404)        2.67           -             -
                                       ---------   ----------    ---------   ---------    ---------   ----------

       Balance at end of year           322,648    $     7.77     269,973    $    4.75     220,752    $     3.34
                                       ---------   ----------    ---------   ---------    ---------   ----------
                                       ---------   ----------    ---------   ---------    ---------   ----------



       Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 1998 is as follows:

                                      Options outstanding               Exercisable options
                             ---------------------------------------   ---------------------
                                                         Weighted-
                                          Weighted-       average                  Weighted-
                                          average        remaining                  average
             Exercise        Number of    exercise      contractual    Number of   exercise
           price range        options       price       life (years)    options      price
          ------------       ---------   ----------     ------------   ---------   ---------
          $       2.51          72,378   $    2.51           5            72,378   $    2.51
                  3.65          50,637        3.65           6            50,637        3.65
                  5.08          46,860        5.08           7            46,860        5.08
            7.25-12.17          84,525        7.45           8            73,230        7.25
                 18.67          68,248       18.67           9            52,123       18.67
                             ---------                                 ---------
                               322,648   $    7.77         7.1           295,228   $    7.14
                             ---------   ----------     ------------   ---------   ---------
                             ---------   ----------     ------------   ---------   ---------


See accompanying notes.

                       CASCADE BANCORP AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


14.  STOCK OPTION PLAN (CONTINUED)

     Exercisable options as of December 31, 1997 and 1996 totaled 255,348 and 206,367, respectively.

     In January 1999, ISO's for an additional 55,000 shares were granted at $17.75 per share, subject to the Company meeting certain performance standards in 1999.

15.  COMMITMENTS AND CONTINGENCIES

     The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 1998, the aggregate minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were approximately as follows:

                     1999                         $        403,000
                     2000                                  453,000
                     2001                                  448,000
                     2002                                  460,000
                     2003                                  419,000
                     Thereafter                          4,897,000
                                                  ----------------
                     Total minimum payments       $      7,080,000
                                                  ----------------
                                                  ----------------

     Total rental expense was approximately $286,000, $236,000 and $240,000 in 1998, 1997 and 1996, respectively.

     In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations at December 31, 1998.

16.  ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

     In cases where quoted market values are not available, the Company primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

     In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles and mortgage loan servicing rights originated prior to the Company's adoption of

                       CASCADE BANCORP AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


16.  ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

     SFAS 122 as superseded by SFAS 125. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 1998 and 1997.

     Because SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

     The Company used the following methods and assumptions to estimate the fair value of its financial instruments:

         CASH AND CASH EQUIVALENTS: The carrying amount approximates the estimated fair value of these instruments.

         INVESTMENT SECURITIES: The market value of investment securities, which is based on quoted market values or the market values for comparable securities, represents estimated fair value.

         LOANS: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 1998 and 1997 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

         DEPOSITS: The estimated fair value of demand deposits, consisting of checking, savings and certain interest bearing demand deposit accounts, is represented by the amounts payable on demand. The estimated fair value of certificates of deposit is calculated by discounting the scheduled cash flows using the December 31, 1998 and 1997 rates offered on these instruments.

         LONG-TERM DEBT: The estimated fair value of long-term debt is calculated by discounting the scheduled cash flows using quoted rates from FHLB as of December 31, 1997.

         OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The estimated fair value of off-balance sheet financial instruments (primarily commitments to extend credit) is determined based on fees currently charged for similar commitments. Management estimates that these fees approximate $500,000 and $367,000 as of December 31, 1998 and 1997, respectively.


See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


16.    ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

       The estimated fair values of the Company's significant on-balance sheet financial instruments at December 31, 1998 and 1997 were as follows:

                                                          1998                                 1997
                                           ----------------------------------   -----------------------------------
                                               Carrying           Estimated         Carrying           Estimated
                                                 value           fair value           value           fair value
                                           ----------------   ---------------    --------------    ----------------
         Financial assets:
           Cash and cash equivalents       $     26,838,900   $    26,839,000    $    29,553,706   $     29,554,000
           Investment securities:
              Available-for-sale                 48,012,491        48,012,000         41,953,637         41,954,000
              Held-to-maturity                    2,938,489         2,952,000          2,445,957          2,453,000
           Loans, net (including mort-
              gage loans held for sale)         204,662,904       207,758,000        154,901,112        156,780,000

         Financial liabilities:
           Deposits                             270,862,731       270,960,000        211,344,773        211,379,000
           Long-term debt                                 -                 -          5,000,000          5,000,000

17.    REGULATORY MATTERS

       Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Bancorp and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes that as of December 31, 1998, Bancorp and the Bank meet or exceed all relevant capital adequacy requirements.

       As of December 31, 1998, the most recent notifications from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized Bancorp and the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, Bancorp and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change Bancorp's or the Bank's regulatory capital categorization.

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


17.    REGULATORY MATTERS (CONTINUED)

       Bancorp's actual and required capital amounts and ratios are presented in the following table (dollars in thousands):


                                                                                              Regulatory minimum
                                                                   Regulatory minimum      to be "well capitalized"
                                                                          to be              under prompt correc-
                                               Actual           "adequately capitalized"    tive action provisions
                                      -----------------------   ------------------------  ------------------------
                                        Amount        Ratio        Amount        Ratio       Amount        Ratio
                                      -----------   ---------   -----------    ---------  -----------    ---------
       December 31, 1998:
       Tier 1 capital (to average
         assets)                      $    26,391      9.0%     $    11,740       4.0%    $    14,676       5.0%
       Tier 1 capital
         (to risk-weighted assets)         26,391     11.3            9,312       4.0          13,968       6.0
       Total capital
         (to risk-weighted assets)         29,027     12.5           18,624       8.0          23,281      10.0

       December 31, 1997:
       Tier 1 capital (to average
         assets)                           23,573      9.6            9,788       4.0          12,235       5.0
       Tier 1 capital
         (to risk-weighted assets)         23,573     13.1            7,173       4.0          10,760       6.0
       Total capital
         (to risk-weighted assets)         25,622     14.3           14,346       8.0          17,933      10.0

       The Bank's actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                              Regulatory minimum
                                                                   Regulatory minimum      to be "well capitalized"
                                                                          to be              under prompt correc-
                                               Actual           "adequately capitalized"    tive action provisions
                                      -----------------------   ------------------------  ------------------------
                                        Amount        Ratio        Amount        Ratio       Amount        Ratio
                                      -----------   ---------   -----------    ---------  -----------    ---------
       December 31, 1998:
       Tier 1 capital (to average
         assets)                      $    22,347      7.7%     $    11,627       4.0%    $    14,534       5.0%
       Tier 1 capital
         (to risk-weighted assets)         22,347      9.7            9,244       4.0          13,865       6.0
       Total capital
         (to risk-weighted assets)         24,879     10.8           18,488       8.0          23,109      10.0

       December 31, 1997:
       Tier 1 capital (to average
         assets)                           18,570      7.6            9,771       4.0          12,214       5.0
       Tier 1 capital
         (to risk-weighted assets)         18,570     10.4            7,163       4.0          10,744       6.0
       Total capital
         (to risk-weighted assets)         20,565     11.5           14,326       8.0          17,907      10.0

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


18.    PARENT COMPANY FINANCIAL INFORMATION

       Condensed financial information for Cascade Bancorp (Parent Company only) is presented as follows:

                                CONDENSED BALANCE SHEETS

                                                                                             December 31,
                                                                                    -------------------------------
                                                                                        1998              1997
                                                                                    -------------    --------------
           Assets:
              Cash and cash equivalents                                             $     574,438    $    4,042,545
              Due from Cascade Finance                                                  1,900,000                 -
              Equity securities available-for-sale                                      2,532,236           531,887
              Investment in subsidiaries                                               23,808,005        19,661,992
              Other assets                                                                110,672                 -
                                                                                    -------------    --------------
                  Total assets                                                      $  28,925,351    $   24,236,424
                                                                                    -------------    --------------
                                                                                    -------------    --------------
           Liabilities:
              Accrued liabilities                                                   $     103,669    $            -
              Due to the Bank                                                           1,900,000                 -
                                                                                    -------------    --------------
                  Total liabilities                                                     2,003,669                 -
           Stockholders' equity                                                        26,921,682        24,236,424
                                                                                    -------------    --------------
                  Total liabilities and stockholders' equity                        $  28,925,351    $   24,236,424
                                                                                    -------------    --------------
                                                                                    -------------    --------------

                         CONDENSED STATEMENTS OF INCOME

                                                                              Years ended December 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------
           Interest and dividend income                           $       19,323    $           -    $            -

           Expenses:
              Administrative                                             102,000           34,893            20,514
              Other                                                      119,525                -                 -
                                                                  --------------    -------------    --------------
                  Total expenses                                         221,525           34,893            20,514
                                                                  --------------    -------------    --------------
           Loss before income tax benefit and equity in
              undistributed net earnings of subsidiaries                (202,202)         (34,893)          (20,514)
           Income tax benefit                                             74,462           13,957             8,209
                                                                  --------------    -------------    --------------
            Loss before equity in undistributed net
              earnings of subsidiaries                                  (127,740)         (20,936)          (12,305)
            Equity in undistributed net earnings
              of subsidiaries                                          5,893,780        5,062,077         4,525,309
                                                                  --------------    -------------    --------------
           Net income                                             $    5,766,040    $   5,041,141    $    4,513,004
                                                                  --------------    -------------    --------------
                                                                  --------------    -------------    --------------

See accompanying notes.

                           CASCADE BANCORP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1998


18.    PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)


                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Years ended December 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------
            Cash flows from operating activities:
              Net income                                          $    5,766,040    $   5,041,141    $    4,513,004
              Adjustments to reconcile net income
                to net cash used by operating activities:
                  Undistributed net earnings of subsidiaries          (5,893,780)      (5,062,077)       (4,525,309)
                  Increase in other assets                              (110,672)               -                 -
                  Increase in accrued liabilities                        103,669                -                 -
                                                                  --------------    -------------    --------------
                    Net cash used by operating activities               (134,743)         (20,936)          (12,305)
           Cash flows used by investing activities -
              purchases of equity securities available-
              for-sale                                                (1,997,625)        (531,887)                -

            Cash flows from financing activities:
              Investments in Cascade Finance                            (500,000)        (500,000)                -
              Cash dividends paid                                     (2,116,269)      (1,915,032)                -
              Dividends from the Bank                                  2,100,000        8,993,078                 -
              Repurchases of stock                                      (861,943)      (2,793,402)                -
              Stock options exercised                                     42,473          100,000                 -
              Increase in due from Cascade Finance                    (1,900,000)               -                 -
              Decrease in due from the Bank                                    -                -             6,962
              Increase in due to the Bank                              1,900,000                -                 -
                                                                  --------------    -------------    --------------
                    Net cash provided (used) by
                      financing activities                            (1,335,739)       3,884,644             6,962
                                                                  ---------------   -------------    --------------
           Net increase (decrease) in cash
              and cash equivalents                                    (3,468,107)       3,331,821            (5,343)

           Cash and cash equivalents at beginning of year              4,042,545          710,724           716,067
                                                                  --------------    -------------    --------------
           Cash and cash equivalents at end of year               $      574,438    $   4,042,545    $      710,724
                                                                  --------------    -------------    --------------
                                                                  --------------    -------------    --------------


         These financial statements have not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

See accompanying notes.

                                EXHIBIT INDEX



EXHIBIT
 INDEX                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
 23.1                 Consent of Independent Auditors.

 27.1                 Financial Data Schedule (for SEC use only).
