Form 10-Q
period 1999-03-31
CASCADE BANCORP
filed 1999-05-13
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1999
                                                --------------

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

                            ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----      -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,224,992 shares of no par
value Common Stock on April 30, 1999.            --------------------------
-------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                  MARCH 31, 1999

                                      INDEX


PART I:  FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----
Condensed Consolidated Balance Sheets
  as of March 31, 1999 and December 31, 1998. . . . . . . . . . . . . . . .3

Condensed Consolidated Statements of Income
  for the three months ended March 31, 1999 and 1998. . . . . . . . . . . .4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the three months ended March 31, 1999 and 1998. . . . . . . . . . . .5

Condensed Consolidated Statements of Cash Flows
  for the three months ended March 31, 1999 and 1998. . . . . . . . . . . .6

Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . .7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .11


PART II:  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                      1999          1998
                                                  ------------  ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                         $ 20,450,817  $ 18,388,900
  Federal funds sold                                 3,050,000     8,450,000
                                                  ------------  ------------
      Total cash and cash equivalents               23,500,817    26,838,900
Investment securities available-for-sale            44,072,739    48,012,491
Investment securities held-to-maturity               2,966,760     2,938,489
Loans, net                                         224,691,814   202,543,262
Mortgage loans held for sale                         1,586,410     2,119,642
Premises and equipment, net                          7,069,470     5,984,501
Accrued interest and other assets                   12,623,390    12,337,131
                                                  ------------  ------------
         Total assets                             $316,511,400  $300,774,416
                                                  ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand                                      $109,245,872  $115,532,163
      Interest bearing demand                      118,295,243   109,580,561
      Savings                                       16,007,497    14,940,897
      Time deposits                                 32,046,538    30,809,110
                                                  ------------  ------------
         Total deposits                            275,595,150   270,862,731
      Borrowings from Federal Home Loan Bank        11,000,000             -
      Accrued interest and other liabilities         3,377,742     2,990,003
                                                  ------------  ------------
         Total liabilities                         289,972,892   273,852,734

Stockholders'equity:
  Common stock, no par value;
      10,000,000 shares authorized;
      6,224,999 issued and outstanding
         (6,226,082-1998)                            8,963,019     9,545,545
  Retained earnings                                 17,512,668    17,218,415
  Accumulated other comprehensive income                62,821       157,722
                                                  ------------  ------------
         Total stockholders' equity                 26,538,508    26,921,682
                                                  ------------  ------------
         Total liabilities and stockholders'
            equity                                $316,511,400  $300,774,416
                                                  ============  ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)



                                                        1999          1998
                                                    -----------   -----------
Interest income:
  Interest and fees on loans                        $ 5,525,432   $ 4,224,311
  Taxable interest on investments                       721,825       692,160
  Nontaxable interest on investments                     14,409        11,717
  Interest on federal funds sold                         18,768        60,911
                                                     ----------    ----------
        Total interest income                         6,280,434     4,989,099

Interest expense:
  Deposits:
    Interest bearing demand                             846,978       822,437
    Savings                                              73,636        71,748
    Time                                                387,262       280,960
  Fed funds purchased                                    23,871             -
  Other borrowings                                      103,080        40,428
                                                     ----------    ----------
        Total interest expense                        1,434,827     1,215,573
                                                     ----------    ----------
Net interest income                                   4,845,607     3,773,526
Loan loss provision                                     371,562        83,861
                                                     ----------    ----------
Net interest income after loan loss provision         4,474,045     3,689,665

Noninterest income:
  Service charges on deposit accounts                   566,882       468,861
  Mortgage loan origination and processing fees         364,784       425,322
  Gains (losses) on sales of mortgage loans             (52,874)      (18,087)
  Other income                                          500,216       340,654
                                                     ----------    ----------
        Total noninterest income                      1,379,008     1,216,750

Noninterest expense:
  Salaries and employee benefits                      2,060,479     1,597,930
  Net occupancy & equipment                             545,195       389,738
  Other expenses                                        988,023       835,645
                                                     ----------    ----------
        Total noninterest expense                     3,593,697     2,823,313
                                                     ----------    ----------

Income before income taxes                            2,259,356     2,083,102
Provision for income taxes                              843,015       803,881
                                                     ----------    ----------
Net income                                           $1,416,341    $1,279,221
                                                     ==========    ==========

Earnings per common share:
     Basic                                               $ 0.23        $ 0.21
     Diluted                                             $ 0.22        $ 0.20


See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                       (Unaudited)

                                                                  ACCUMULATED
                                                                     OTHER                    TOTAL
                                      COMPREHENSIVE   RETAINED   COMPREHENSIVE  COMMON     STOCKHOLDERS'
                                          INCOME      EARNINGS      INCOME       STOCK        EQUITY
                                      ------------- ------------ ------------ ------------ -------------
Balance at December 31, 1997                        $ 13,568,644 $    302,765 $10,365,015  $ 24,236,424

Comprehensive Income:
   Net Income                           $ 1,279,221    1,279,221            -           -     1,279,221
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                     37,366            -       37,366           -        37,366
                                        -----------
Comprehensive income                    $ 1,316,587
                                        ===========

Cash dividend declared in January 1998                  (496,966)           -           -      (496,966)
   ($0.08 per common share)

Repurchases of common stock                                    -            -    (759,879)     (759,879)
   (41,064 shares)

                                                    ------------  ------------ ----------- -------------
Balance at March 31, 1998                           $ 14,350,899  $   340,131  $9,605,136  $ 24,296,166
                                                    ============  ============ =========== =============


Balance at December 31, 1998                       $  17,218,415 $    157,722  $9,545,545  $ 26,921,682

Comprehensive Income:
   Net Income                           $ 1,416,341    1,416,341            -           -     1,416,341
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                    (94,901)           -      (94,901)          -       (94,901)
                                        -----------
Comprehensive income                    $ 1,321,440
                                        ===========

Cash dividend declared in January 1999                 (561,459)            -           -      (561,459)
   ($0.09 per common share)

Cash dividend declared in March 1999                   (560,629)            -           -      (560,629)
   ($0.08 per common share)

Repurchases of common stock                                   -             -    (809,552)     (809,552)
   (49,400 shares)

Stock options exercised (48,317)                              -             -     227,026       227,026
                                                   ------------  ------------ ------------  ------------
Balance at March 31, 1999                          $ 17,512,668  $     62,821 $ 8,963,019   $26,538,508
                                                   ============  ============ ============  ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                        1999          1998
                                                   ------------- -------------
Net cash provided (used) by operating activities   $  1,978,998  $ (1,980,333)

Investing activities:
  Proceeds from maturities and calls of
      investment securities available-for-sale        3,754,859     3,000,000
  Purchases of investment securities
      held-to-maturity                                  (29,800)      (28,500)
  Net increase in loans                             (22,572,988)   (8,842,014)
  Purchases of premises and equipments, net          (1,057,586)     (332,938)
                                                   -------------  ------------
         Net cash used in investing activities      (19,905,515)   (6,203,452)

Financing activities:
  Net increase in deposits                            4,732,419    11,178,665
  Cash dividends                                       (561,459)     (496,966)
  Repurchases of stock                                 (809,552)     (759,879)
  Proceeds from issuance of stock                       227,026             -
  Net increase (decrease) in other borrowings        11,000,000    (5,000,000)
                                                   -------------  ------------
         Net cash provided by financing activities   14,588,434     4,921,820
                                                   -------------  ------------
Net decrease in cash and cash equivalents            (3,338,083)   (3,261,965)
Cash and cash equivalents at beginning of period     26,838,900    29,553,706
                                                   -------------  ------------
Cash and cash equivalents at end of period         $ 23,500,817  $ 26,291,741
                                                   =============  =============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


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

     The balance sheet data as of December 31, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1998 Annual Report to Shareholders.

     The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements, including the notes thereto, included in the Company's 1998 Annual Report to Shareholders.

     Certain amounts for 1998 have been reclassified to conform with the 1999 presentation.

2.   INVESTMENT SECURITIES

     Investment securities at March 31, 1999 and December 31, 1998 consisted of the following:

                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
MARCH 31, 1999                      COST        GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government and
   Agency securitiess.........   $ 26,537,544 $ 205,383 $   4,147 $ 26,738,780
Mortgage-backed securities....     12,277,765    28,551    38,382   12,267,934
U.S. Treasury securities......      1,996,986    85,514         -    2,082,500
Equity securities.............      2,527,843         -   174,854    2,352,989
Corporate debt securities..           631,278         -       742      630,536
                                 ------------ --------- --------- ------------
                                 $ 43,971,416   319,448 $ 218,125 $ 44,072,739
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   political subdivisions.....   $  1,407,996 $  19,061 $   3,694 $  1,423,363
Other.........................      1,558,764         -         -    1,558,764
                                 ------------ --------- --------- ------------
                                 $  2,966,760 $  19,061 $   3,694 $  2,982,127
                                 ============ ========= ========= ============



                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
DECEMBER 31, 1998                   COST        GAINS      LOSSES  FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government and
   Agency securitiess.........   $ 26,538,402 $ 318,438 $   7,350 $ 26,849,490
Mortgage-backed securities....     15,064,132    29,777   202,794   14,891,115
U.S. Treasury securities......      2,995,217   113,783         -    3,109,000
Equity securities.............      2,529,512     2,724         -    2,532,236
Corporate debt securities..           632,505         -     1,855      630,650
                                 ------------ --------- --------- ------------
                                 $ 47,759,768   464,722 $ 211,999 $ 48,012,491
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   political subdivisions.....   $  1,409,525 $  17,393 $   3,555 $  1,423,363
Other.........................      1,528,964         -         -    1,528,964
                                 ------------ --------- --------- ------------
                                 $  2,938,489 $  17,393 $   3,555 $  2,952,327
                                 ============ ========= ========= ============


3.  LOANS AND RESERVE FOR LOAN LOSSES

     The composition of the loan portfolio at March 31, 1999 and December 31, 1998 was as follows:

                                      1999           1998
                                  -----------    ------------
Commercial....................   $ 34,338,354   $ 31,279,762
Real Estate:
   Construction...............     51,601,200     44,874,991
   Mortgage...................     40,880,399     36,670,954
   Commercial.................     74,538,106     70,524,183
Installment...................     27,193,923     22,693,633
                                 ------------   ------------
                                  228,551,982    206,043,523
Less:
   Reserve for loan losses....      2,858,209      2,635,820
   Deferred loan fees.........      1,001,959        864,441
                                 ------------   ------------
                                    3,860,168      3,500,261
                                 ------------   ------------
Loans, net ...................   $224,691,814   $202,543,262
                                 ============   ============

     Mortgage loans held for sale of $1,586,410 and $2,119,642 at March 31, 1999 and December 31, 1998, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses for the three months ended March 31, 1999 and 1998 were as follows:

                                          1999            1998
                                      -----------     ------------
Balance at beginning of period...     $ 2,635,820     $ 2,048,561
Provisions charged to operations.         371,562          83,861
Loans charged off................        (194,107)        (51,131)
Recoveries of loans previously
   charged off....................         44,934          19,680
                                      ------------    ------------
Balance at end of period.........     $ 2,858,209     $ 2,100,971
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

      The following table presents information with respect to non-performing assets at March 31, 1999 and December 31, 1998 (dollars in thousands):

                                          1999        1998
                                         ------      ------
Loans on non-accrual status...........   $ 264      $  172

Loans past due 90 days or more
   but non on non-accrual status......      52           -

Other real estate owned...............     409         409
                                         ------      ------
Total non-performing assets...........   $ 725      $  581
                                         ======      ======
Percentage of non-performing assets
   to total assets....................     .23%        .19%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the three months ended March 31, 1999 and 1998.

     At March 31, 1999, except as discussed above, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

     At March 31, 1999 and December 31, 1998, the Bank held servicing rights to approximately $245,981,000 and $232,916,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Effective March 1998, these mortgage loans are being serviced by the Bank. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses. Beginning effective January 1, 1996 the Bank began prospectively recognizing as separate assets the rights to service mortgage loans which are acquired through loan origination activities. Other assets in the accompanying condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998 include approximately $2,509,000 and approximately $2,291,000, respectively, for the capitalized mortgage servicing rights.

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

5.  OTHER BORROWINGS

    The Bank participates in the Cash Management Advance Program (the Program) with the FHLB. Under the Program, the Bank may borrow up to a maximum of approximately $12,068,000 with interest at the FHLB's cash management rate. Borrowings outstanding under the Program are collateralized by a blanket pledge agreement on the FHLB stock, any funds on deposit with the FHLB, investment securities and loans. As of March 31, 1999, the Bank had $11,000,000 in borrowings outstanding from the FHLB, which bore interest at a fixed rate of 5.275%. As of March 31, 1998, there were no borrowings outstanding from the FHLB.

6.  EARNINGS PER COMMON SHARE

     The Company?s basic earnings per common share are computed by dividing net income by the weighted- average number of common shares outstanding during the period. The Company?s diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. All share and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a three-for-two stock split declared in June 1998.

     As of March 31, 1999, approximately 46,000 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

7.  ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards
(SFAS) No. 133, ?Accounting for Derivative Instruments and Hedging Activities? was issued. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of March 31, 1999 the Company had no derivative instruments or hedging activities.

    In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," (SFAS 134) was issued. SFAS 134 was effective beginning the first fiscal quarter after December 15, 1998. As of March 31, 1999, the Company had not entered into any transaction for which SFAS 134 would apply.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company?s unaudited condensed consolidated financial statements and the notes thereto for the three-month periods ended March 31, 1999 and 1998, included in this report.

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

HIGHLIGHTS

     The Company reported net income of approximately $1,416,000, or $.23 basic net income per common share, for the first quarter of 1999, compared to net income of approximately $1,279,000, or $.21 basic net income per common share, for the same period in 1998. This represents an increase in net income of 10.7 percent. The increase in earnings was primarily due to the expansion of the Company's interest-earning assets and resulting increase in net interest income.

     The Company opened two new branch banking offices in the first quarter of 1999, bringing total branch locations to ten. The Bank entered the Salem, Oregon market with a full service branch office and opened a second branch in Redmond, Oregon. The new branch offices are not expected to be material to the financial results of the Company in 1999.

     In April, 1999 the Company announced its plans to offer Trust and Investment services in mid 1999, initially in Central Oregon. Trust services will focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. Retail investment services, including stock brokerage, mutual fund and fixed income services, are expected to be provided by a licensed on-site broker through a broker/dealer agent relationship. In addition, the Company has opened a Loan Production Office (LPO) in suburban Portland, targeting small to medium sized businesses and commercial real estate lending in that rapidly growing market. These activities are not expected to be material to the financial results of the Company in 1999. Management anticipates break-even financial results for these activities within one to three years, however there can be no assurance that future profitability will be achieved.

RESULTS OF OPERATIONS - Three months ended March 31, 1999 and 1998

NET INTEREST INCOME

     Net interest income increased 28.4% for three months ended March 31, 1999 as compared to the same period in 1998. The net increase resulted from higher earning asset volumes generating increased interest income, which exceeded the increase in interest expense.

     Total interest income increased approximately $1,291,000 (or 25.9%) for the three months ended March 31, 1999 as compared to the same period in 1998, primarily due to an increase in the volume of loans. Compared to a year earlier, the yield on earning assets fell 19 basis points to 9.39% for the quarter. This was the result of generally lower market interest rates impacting yields on adjustable and newly originated loans. Total interest expense increased approximately $219,000 (or 18.0%) for the three months ended March 31, 1999 as compared to the same period in 1998, primarily due to increased volume in time deposits and other borrowings. The above factors combined with higher noninterest expenses resulted in Return on Assets declining to 1.87% from 2.08% a year earlier.

LOAN LOSS PROVISION

     The loan loss provision increased during the first quarter ended March 31, 1999 to keep pace with loan growth. The Bank's ratio of reserve for loan losses to total loans was 1.26% at March 31, 1999 as compared to 1.28% at March 31, 1998. Management believes the reserve for loan losses is adequate to absorb potential losses on identified nonperforming assets as well as general losses at historical and expected levels.

NONINTEREST INCOME

     Total noninterest income increased 13.3% for the three months ended March 31, 1999 as compared to the same period in 1998. Service charge income increased primarily due to an increase in the volume of deposit activity during the periods presented. Other income increased primarily due to increased loan servicing income related to the commencement of in-house servicing in March, 1998. These increases were offset by a decrease in mortgage loan origination and processing fees and an increase in losses on sales of mortgage loans. The decrease in mortgage related income is primarily due to a reduction in refinance activity due to higher mortgage market rates.

NONINTEREST EXPENSE

     Total noninterest expense increased 27.3 percent for the three months ended March 31, 1999 as compared to the same period in 1998. All areas of noninterest expense increased as a result of increased personnel and operating expense due to continued growth in the Company, including start up costs and staffing of new branches.

INCOME TAXES

     The provision for income taxes increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience growth in the first quarter of 1999 with total assets increasing 5.2% to $316.5 million at March 31, 1999 compared to $300.8 million at December 31, 1998. This increase is primarily due to increases in net loans and premises and equipment, which were offset in part by a decrease in cash and cash equivalents and investment securities available-for-sale. The higher total assets were funded primarily by an increase in deposits and other borrowings. Total loans outstanding increased 10.9 percent to $228.6 million at March 31, 1999 as compared to $206.0 million at December 31, 1998. Deposits increased 1.7 percent to $275.6 million at March 31, 1999 compared to $270.9 million at December 31, 1998.
Because loan demand exceeded deposit growth, the Company increased its borrowings from the Federal Home Loan Bank by $11.0 million. Interest bearing deposits continued to grow while there was a slight seasonal decrease in demand deposits.

     The Company had no off balance sheet derivative financial instruments as of March 31, 1999 and December 31, 1998.

CAPITAL RESOURCES

     The Company?s total stockholders equity at March 31, 1999 was $26.5 million, a decrease of $.4 million from December 31, 1998. The decrease was the net result of earnings of $1.4 million for the three months ended March 31, 1999 less cash dividends to shareholders of $1.1 million during the first quarter of 1999. In addition, during the three months ended March 31, 1999, the Company repurchased 49,400 shares of its common stock outstanding pursuant to a Board of Directors authorized program. This had the effect of reducing equity by $.8 million during the first quarter of 1999. During the three months ended March 31, 1999, net unrealized gains on investment securities available-for-sale decreased by $.1 million.

     At March 31, 1999, the Company?s Tier 1 and total risked-based capital ratios under the Federal Reserve Board?s (?FRB?) risk-based capital guidelines were approximately 10.7% and 11.8%, respectively. The FRB?s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

LIQUIDITY

     The Company analyzes and manages its liquidity to ensure the availability of sufficient funds to meet depositor withdrawals as
well as to fund borrowing needs of its loan customers.   The
Bank?s stable deposit base is the foundation of its long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank's ability to borrow funds from a variety of reliable counterparties. In addition, the Bank has substantial available-for-sale investment securities that could be liquidated to provide an additional source of liquidity.

     At March 31, 1999 the Bank maintained unsecured lines of credit totaling $17.5 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $31.5 million that may be accessed for short or long-term borrowings. Owing to rapid loan growth and the expected slow seasonal deposit growth in the first quarter, the Bank had short-term borrowings from the FHLB of $11.0 million and no long-term borrowings at March 31, 1999. The Company continues to have ample available funding sources.

     At March 31, 1999, the Bank had approximately $91 million in outstanding commitments to extend credit. Approximately one-third of the commitments pertains to various construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of the commitments will expire or terminate without funding. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company?s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could have the largest material effect on the Company?s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The Company did not experience a material change in market risk at March 31, 1999 as compared to December 31, 1998.

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

     Major business risks associated with the Y2K issue may include, but are not limited to, infrastructure failures, disruptions to the economy in general, disruption of private and government activities, excessive cash withdrawal activity and/or reduced financial liquidity. In addition, increased problem loans and credit losses may impact the Company in the event borrowers fail to prepare for Y2K. The above risks could expose the Company to loss of revenues, litigation and asset quality deterioration.

     The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Y2K compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Y2K problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Y2K compliant and to provide periodic reports describing the institution's progress in implementing the plan.

Failure to satisfactorily address the Y2K problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Y2K remediation program.

     The Company has completed an assessment of the Y2K issue, considering the risk that date fields in existing computer applications might fail to recognize the year 2000 and therefore create erroneous results. Based upon the results of our assessment, testing, certification and remediation activities to date, management believes that the Company is well prepared to respond to the issue and run successfully in the year 2000 and beyond.

     The Company has identified mission critical computer applications and related processes and has formalized plans to address potential issues that may arise as a result of the date change. An application, system or process is mission critical if it is deemed vital to the successful continuance of a core business activity. For substantially all mission critical applications the Company has performed tests and has obtained performance certifications on hardware, software, and environmental systems except for the applications noted below. The Company has also required and received certifications from substantially all major software application vendors to ensure that their systems are Y2K compliant, except for the applications noted below. The Company has confirmed that substantially all mission critical systems have the capacity to process information with dates beyond December 31, 1999 except for the applications noted below.

     The Company has a Y2K Contingency Plan in place that addresses mission critical as well as non-critical applications. For each non-critical application, the contingency plan details how tasks can be accomplished if the application is not operational. Under FFIEC bank regulatory guidelines, a financial institution is not required to have a contingency plan for mission-critical systems and applications if the system or application has been remediated, tested, and implemented as Y2K compliant. Mission critical applications will rely on the above-described testing, certification and remediation program to ensure all such systems and applications are Y2K compliant. If the Company experiences system failures due to unforeseen Y2K events, the Company's current Business Contingency Plan will be implemented. This plan is designed to enable the Company to function in the event of a short-term business interruption owing to unexpected and/or emergency circumstances. Operating under this plan and depending on the nature of the interruption, the Company may provide only limited services, may revert to manual recording of customer and counter-party transactions and/or may revert to manual updating of financial records. The encoding and processing of checks and drafts may be performed at a contingency site. Alternate check presentment, delivery and settlement methods may be implemented. Transactions previously executed via wire transfer and/or Federal Reserve Account maintenance activity may revert to telephonic methodology. The Business Contingency Plan is tested annually but there can be no assurance as to its effectiveness under Y2K contingent circumstances.

     The Company has identified and formally contacted its significant customers, suppliers and counterparties regarding Y2K. In so doing the Company has encouraged their Y2K testing and remediation and has requested Y2K compliance certifications from these parties. Management believes these significant parties will test and take steps necessary to achieve Y2K compliance, however, no assurance can be made that their response to the Y2K situation will not precipitate adverse consequences for the Company. In addition, the Company has acknowledged that increased problem loans and credit losses could ensue due to Y2K, and has considered this contingent risk in the determination of its allowance for loan losses. Although management believes the allowance for loan losses is adequate at March 31, 1999, there can be no assurance as to the future adequacy of the allowance for loan losses in respect to the yet unknown affect of Y2K .

     The Company anticipates that the costs of testing and remediating applications and systems for Y2K will not be material to future operating results or financial condition. Apart from internal staff hours allocated to Y2K testing and assurance, expenditures related to Y2K issues total approximately $58,000 to date.

      Although management believes that it has tested, analyzed and certified mission critical applications with respect to Y2K compliance, there can be no assurance that the Company will not be impacted by unanticipated Y2K contingent circumstances.

                  PART II - OTHER INFORMATION
                  ----------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) No exhibits were required to be filed for the quarter ended March 31, 1999.

          (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the first quarter ended
               March 31, 1999.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CASCADE BANCORP
                                    -----------------------------------------
                                                   (Registrant)


Date      5/11/99           By  /s/ Patricia L. Moss
     -----------------          ---------------------------------------------
                                Patricia L. Moss, President & CEO



Date      5/12/99           By  /s/ Gregory D. Newton
     -----------------          ---------------------------------------------
                                Gregory D. Newton, SVP/Chief Financial Officer