Form 10-Q
period 1999-06-30
CASCADE BANCORP
filed 1999-08-09
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 1999
                                                --------------

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,865,999 shares
                                                            ----------------
of no par value Common Stock on August 5, 1999.
-----------------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                  JUNE 30, 1999

                                      INDEX


PART I:  FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----
Condensed Consolidated Balance Sheets
  as of June 30, 1999 and December 31, 1998. . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Income
  for the six months and three months ended June 30, 1999 and 1998. . . . .4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the six months ended June 30, 1999 and 1998. . . . . . . . . . . . . 5

Condensed Consolidated Statements of Cash Flows
  for the six months ended June 30, 1999 and 1998. .  . . . . . . . . . . .6

Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . .7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .11


PART II:  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .15

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                      1999           1998
                                                  ------------  ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                         $ 25,555,767  $ 18,388,900
  Federal funds sold                                 9,900,000     8,450,000
                                                  ------------  ------------
      Total cash and cash equivalents               35,455,767    26,838,900
Investment securities available-for-sale            37,478,150    48,012,491
Investment securities held-to-maturity               2,688,544     2,938,489
Loans, net                                         253,050,076   202,543,262
Mortgage loans held for sale                         1,622,843     2,119,642
Premises and equipment, net                          7,393,868     5,984,501
Accrued interest and other assets                   12,867,853    12,337,131
                                                  ------------  ------------
         Total assets                             $350,557,101  $300,774,416
                                                  ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand                                      $129,935,254  $115,532,163
      Interest bearing demand                      122,279,407   109,580,561
      Savings                                       15,824,467    14,940,897
      Time deposits                                 33,500,147    30,809,110
                                                  ------------  ------------
         Total deposits                            301,539,275   270,862,731
      Borrowings from Federal Home Loan Bank        19,000,000             -
      Accrued interest and other liabilities         2,378,229     2,990,003
                                                  ------------  ------------
         Total liabilities                         322,917,504   273,852,734

Stockholders'equity:
  Common stock, no par value;
      10,000,000 shares authorized;
      6,847,491 issued and outstanding
         (6,226,082-1998)                           17,712,746     9,545,545
  Retained earnings                                 10,248,425    17,218,415
  Accumulated other comprehensive income              (321,574)      157,722
                                                  ------------  ------------
         Total stockholders' equity                 27,639,597    26,921,682
                                                  ------------  ------------
         Total liabilities and stockholders'
            equity                                $350,557,101  $300,774,416
                                                  ============  ============

See accompanying notes.

                        CASCADE BANCORP & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                         SIX MONTHS ENDED
THREE MONTHS ENDED
                                                       1999           1998        1999          1998
                                                    -----------    ----------  ----------    ----------
Interest income:
  Interest and fees on loans                        $11,808,679    $8,884,618  $6,283,247    $4,660,307
  Taxable interest on investments                     1,398,468     1,312,036     676,643       619,876
  Nontaxable interest on investments                     27,067        20,521      12,658         8,804
  Interest on federal funds sold                         37,214       125,441      18,446        64,530
                                                    -----------    ----------  ----------    ----------
        Total interest income                        13,271,428    10,342,616   6,990,994     5,353,517

Interest expense:
  Deposits:
    Interest bearing demand                           1,728,272     1,661,867     881,294       839,430
    Savings                                             151,456       145,596      77,820        73,848
    Time                                                775,674       593,971     388,412       313,011
  Other borrowings                                      341,614        52,708     214,663        12,280
                                                     ----------    ----------  ---------    ----------
        Total interest expense                        2,997,016     2,454,142   1,562,189     1,238,569
                                                     ----------    ----------  ---------    ----------
Net interest income                                  10,274,412     7,888,474   5,428,805     4,114,948
Loan loss provision                                   1,105,947       368,319     734,385       284,458
                                                     ----------    ----------  ---------    ----------
Net interest income after loan loss provision         9,168,465     7,520,155   4,694,420     3,830,490

Noninterest income:
  Service charges on deposit accounts                 1,170,474       961,871     603,592       493,010
  Mortgage loan origination and processing fees         707,657       942,740     342,873       517,418
  Gains (losses) on sales of mortgage loans            (166,741)       72,600    (113,867)       90,687
Losses on sale of investment securities
  available-for-sale                                     (2,494)            -      (2,494)            -
Other income                                          1,039,797       731,267     539,581       390,613
                                                    -----------    ----------  ----------    ----------
        Total noninterest income                      2,748,693     2,708,478   1,369,685     1,491,728
Noninterest expense:
  Salaries and employee benefits                      4,173,280     3,297,957   2,112,801     1,700,027
  Net occupancy & equipment                           1,098,074       840,915     552,879       451,177
  Other expenses                                      1,943,421     1,730,875     955,398       895,230
                                                    -----------    ----------  ----------    ----------
        Total noninterest expense                     7,214,775     5,869,747   3,621,078     3,046,434
                                                    -----------    ----------  ----------    ----------

Income before income taxes                            4,702,383     4,358,886   2,443,027     2,275,784
Provision for income taxes                            1,779,522     1,640,541     936,507       836,660
                                                    -----------    ----------  ----------    ----------
Net income                                           $2,922,861    $2,718,345  $1,506,520    $1,439,124
                                                    ===========    ==========  ==========    ==========

Basic net income per common share                        $ 0.43        $ 0.40      $ 0.22        $ 0.21
                                                    ===========    ==========  ==========    ==========
Diluted net income per common share                      $ 0.42        $ 0.38      $ 0.22        $ 0.20
                                                    ===========    ==========  ==========    ==========

See accompanying notes.

                             CASCADE BANCORP & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                       (Unaudited)

                                                                  ACCUMULATED
                                                                     OTHER                       TOTAL
                                      COMPREHENSIVE   RETAINED   COMPREHENSIVE    COMMON     STOCKHOLDERS'
                                          INCOME      EARNINGS   INCOME (LOSS)    STOCK         EQUITY
                                      ------------- ------------ ------------  ------------  -------------
Balance at December 31, 1997                        $ 13,568,644 $    302,765  $ 10,365,015  $ 24,236,424

Comprehensive Income:
   Net Income                           $ 2,718,345    2,718,345            -             -     2,718,345
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                    (62,798)           -      (62,798)            -       (62,798)
                                      -------------
Comprehensive income                  $   2,655,547
                                      =============

Cash dividend declared in January 1998                  (496,966)           -             -      (496,966)
   ($0.07 per common share)

Cash dividend declared in May 1998                      (498,061)           -             -      (498,061)
   ($0.07 per common share)

Repurchases of common stock                                    -            -      (759,879)     (759,879)
   (45,170 shares)

Stock options exercised (13,275 shares)                        -            -        33,101        33,101
                                                    ------------  -----------  ------------  -------------
Balance at June 30, 1998                            $ 15,291,962  $   239,967    $9,638,237  $ 24,296,166
                                                    ============  ===========  ============  =============


Balance at December 31, 1998                        $ 17,218,415  $   157,722    $9,545,545  $ 26,921,682

Comprehensive Income:
   Net Income                            $2,922,861    2,922,861            -             -     2,922,861
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                   (479,296)           -     (479,296)            -      (479,296)
                                         ----------
Comprehensive income                     $2,443,565
                                         ==========

Cash dividend declared in January 1999                  (561,459)           -             -      (561,459)
   ($0.08 per common share)

Cash dividend declared in March 1999                    (560,382)           -             -      (560,382)
   ($0.08 per common share)

10% Stock dividend declared in June 1999              (8,771,010)           -     8,771,010             -

Repurchases of common stock                                    -            -      (834,583)     (834,583)
   (55,990 shares)

Stock options exercised (54,791)                               -            -       230,774       230,774
                                                    ------------  -----------  ------------  ------------
Balance at June 30, 1999                            $ 10,248,425  $  (321,571) $ 17,712,746  $ 27,639,597
                                                    ============  ============ ============  ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                        1999          1998
                                                   ------------- -------------
Net cash provided by operating activities          $  4,130,208  $  1,450,153

Investing activities:
  Proceeds from maturities and calls of
      investment securities available-for-sale        9,099,554     7,985,000
  Proceeds from sales of investment securities
      available for sale                                633,265             -
  Purchases of investment securities
      held-to-maturity                                  (88,136)      (56,100)
  Proceeds from maturities and calls of
      Investment scurities held-to-maturity             334,802       174,873
  Net increase in loans                             (51,779,502)  (23,504,996)
  Purchases of premises and equipment, net           (1,664,218)     (487,280)
                                                   ------------- ------------
         Net cash used in investing activities      (43,464,235)  (15,888,503)

Financing activities:
  Net increase in deposits                           30,676,544    23,630,340
  Cash dividends                                     (1,121,841)     (995,027)
  Repurchases of stock                                 (834,583)     (759,879)
  Proceeds from issuance of stock                       230,774        33,101
  Net increase (decrease) in other borrowings        19,000,000    (5,000,000)
                                                   ------------- ------------
         Net cash provided by financing activities   47,950,894    16,908,535
                                                   ------------- ------------
Net decrease in cash and cash equivalents             8,616,867     2,470,185
Cash and cash equivalents at beginning of period     26,838,900    29,553,706
                                                   ------------- ------------
Cash and cash equivalents at end of period         $ 35,455,767  $ 32,023,891
                                                   ============= =============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


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

2.   INVESTMENT SECURITIES

     Investment securities at June 30, 1999 and December 31, 1998 consisted of the following:

                                               GROSS       GROSS
                                   AMORTIZED UNREALIZED UNREALIZED ESTIMATED
JUNE 30, 1999                        COST      GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government and
   Agency securitiess.........   $ 23,536,676 $  29,928 $ 134,284 $ 23,432,320
Mortgage-backed securities....      9,935,063     3,494   192,896    9,745,661
U.S. Treasury securities......      1,997,236    42,764         -    2,040,000
Equity securities.............      2,527,843         -   267,674    2,260,169
                                 ------------ --------- --------- ------------
                                 $ 37,996,818    76,186 $ 594,854 $ 37,478,150
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   political subdivisions.....   $  1,071,444 $  20,587 $   3,692 $  1,088,339
Other.........................      1,617,100         -         -    1,617,100
                                 ------------ --------- --------- ------------
                                 $  2,688,544 $  20,587 $   3,692 $  2,705,439
                                 ============ ========= ========= ============



                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
DECEMBER 31, 1998                   COST        GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government and
   Agency securitiess.........   $ 26,538,402 $ 318,438 $   7,350 $ 26,849,490
Mortgage-backed securities....     15,064,132    29,777   202,794   14,891,115
U.S. Treasury securities......      2,995,217   113,783         -    3,109,000
Equity securities.............      2,529,512     2,724         -    2,532,236
Corporate debt securities..           632,505         -     1,855      630,650
                                 ------------ --------- --------- ------------
                                 $ 47,759,768   464,722 $ 211,999 $ 48,012,491
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   political subdivisions.....   $  1,409,525 $  17,393 $   3,555 $  1,423,363
Other.........................      1,528,964         -         -    1,528,964
                                 ------------ --------- --------- ------------
                                 $  2,938,489 $  17,393 $   3,555 $  2,952,327
                                 ============ ========= ========= ============


3.  LOANS AND RESERVE FOR LOAN LOSSES

     The composition of the loan portfolio at June 30, 1999 and December 31, 1998 was as follows:

                                      1999           1998
                                  -----------    ------------
Commercial....................   $ 37,681,841   $ 31,279,762
Real Estate:
   Construction...............     51,855,403     44,874,991
   Mortgage...................     44,710,913     36,670,954
   Commercial.................     92,638,943     70,524,183
Installment...................     30,729,966     22,693,633
                                 ------------   ------------
                                  257,617,066    206,043,523
Less:
   Reserve for loan losses....      3,391,373      2,635,820
   Deferred loan fees.........      1,175,617        864,441
                                 ------------   ------------
                                    4,566,990      3,500,261
                                 ------------   ------------
Loans, net ...................   $253,050,076   $202,543,262
                                 ============   ============

     Mortgage loans held for sale of $1,622,843 and $2,119,642 at June 30, 1999 and December 31, 1998, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses for the three months ended June 30, 1999 and 1998 were as follows:

                                          1999            1998
                                      ------------    ------------
Balance at beginning of period...     $ 2,635,820     $ 2,048,561
Provisions charged to operations.       1,105,947         368,319
Recoveries of loans previously
   charged off....................         77,756          56,036
Loans charged off................        (428,150)       (139,725)
                                      ------------    ------------
Balance at end of period.........     $ 3,391,373     $ 2,333,191
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

      The following table presents information with respect to non-performing assets at June 30, 1999 and December 31, 1998 (dollars in thousands):

                                          1999        1998
                                         ------      ------
Loans on non-accrual status...........   $ 159      $  172

Loans past due 90 days or more
   but non on non-accrual status......      56           -

Other real estate owned...............       -         409
                                         ------      ------
Total non-performing assets...........   $ 215      $  581
                                         ======      ======
Percentage of non-performing assets
   to total assets....................     .06%        .19%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.
When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the six months ended June 30, 1999 and 1998.

     At June 30, 1999, except as discussed above, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

     At June 30, 1999 and December 31, 1998, the Bank held servicing rights to approximately $254,997,000 and $232,916,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. The sale of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses. Beginning effective January 1, 1996 the Bank began prospectively recognizing as separate assets the rights to service mortgage loans which are acquired through loan origination activities. Other assets in the accompanying condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998 include approximately $2,654,000 and approximately $2,291,000, respectively, for the capitalized mortgage servicing rights.

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

5.  OTHER BORROWINGS

    The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $35.0 million that may be assessed for short or long-term borrowings. As of June 30, 1999, the Bank had $19,000,000 in short-term borrowings outstanding from the FHLB with an average weighted interest rate of 5.642%. As of June 30, 1998, there were no borrowings outstanding from the FHLB.

6.  EARNINGS PER COMMON SHARE

     The Company's basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company's diluted earnings per common share are computed by dividing net income by the diluted weighted-average number of shares outstanding during the period. A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                   Six months ended    Threemonths ended
                                       June 30,              June 30,
                                   1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Weighted average shares
   Outstanding - basic          6,852,850  6,848,256  6,847,420  6,845,742
Incremental shares from
   Stock options                  152,086    231,117    138,182    228,487
Weighted average shares
   Outstanding - diluted        7,004,936  7,079,373  6,985,602  7,074,229
                                =========  =========  =========  =========

     All weighted average shares, repurchased shares and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a 10% stock dividend declared in June, 1999 and a three-for-two stock split declared in June 1998.

     As of June 30, 1999, approximately 48,600 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

7.  ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Financial Accounting Standards Board (FASB) recently proposed to defer the effective date of SFAS No. 133 for one year. SFAS No. 133 would be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of June 30, 1999 the Company had no derivative instruments or hedging activities.

    In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," (SFAS 134) was issued. SFAS 134 was effective beginning the first fiscal quarter after December 15, 1998. As of June 30, 1999, the Company had not entered into any transaction for which SFAS 134 would apply.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the six month and three-month periods ended June 30, 1999 and 1998, included in this report.

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

HIGHLIGHTS

     The Company reported net income of approximately $2,923,000, or $.43 basic net income per common share, for the six months ended June 30, 1999, compared to net income of approximately $2,718,000, or $.40 basic net income per common share, for the same period in 1998. This represents an increase in net income of 7.5 percent. Net income for the quarter ended June 30, 1999 was approximately $1,507,000, or $.22 basic net income per common share, compared to net income of approximately $1,439,000, or $.21 basic net income per common share, for the same period in 1998, up 4.7 percent. The increases in earnings during the periods presented were primarily due to strong growth in the Company's loan portfolio with a resulting increase in net interest income.


The Company opened two new branch banking offices in the first quarter of 1999, bringing total branch locations to ten. The Bank entered the Salem, Oregon market with a full service branch office and opened a second branch in Redmond, Oregon. The new branch offices are meeting or exceeding internal projections as to loan and deposit growth for the six months ended June 30, 1999. In addition, the Company has opened a Loan Production Office (LPO)in suburban Portland, targeting small to medium-sized businesses and commercial real estate lending in that rapidly growing market. These activities are not expected to be material to the financial results of the Company in 1999. Management anticipates break-even financial results for these activities within one to three years, however there can be no assurance that future profitability will be achieved.

     Other highlights include the opening of a Bank Trust
Department on July 1, 1999.   Trust services will focus on the
personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. At the same time an on-site office of Raymond James Financial Services opened to provide convenient stock brokerage & investment services to Bank customers. These activities are not expected to be material to the financial results of the Company in 1999.

RESULTS OF OPERATIONS - Six months and Three months ended June
30, 1999 and 1998

NET INTEREST INCOME

     Net interest income increased 30.2 percent for the six months and 31.9 percent for the three months ended June 30, 1999 as compared to the same periods in 1998. These net increases resulted from higher earning asset volumes generating increased interest income which exceeded the increase in interest expense necessary to fund this growth.

     Total interest income increased approximately $2,928,800(or 28.3%) for the six months and $1,637,500 (or 30.6%)for the three months ended June 30, 1999 as compared to the same periods in 1998. These increases for both the six-month and three-month periods were primarily theresult of an increase in the volume of loans.

     Total interest expense increased approximately $542,900 (or 22.1%) for the six months and $323,600 (or 26.1%) for the three months ended June 30, 1999 as compared to the same periods in 1998. Although there were increases in all categories of interest expense, these increases for both the six-month and three-month periods were primarily due to an increase in the volume of money market accounts, time deposits and other borrowings.

LOAN LOSS PROVISION

     The loan loss provision increased approximately $737,600 for the six months and $449,900for the three months ended June 30, 1999 as compared to the same periods in 1998. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level. The Bank's ratio of reserve for loan losses to total loans was 1.32 percent at June 30, 1999 compared to 1.28 percent at December 31, 1998.

NONINTEREST INCOME

     Total noninterest income increased 1.5 percent for the six months and decreased 8.2 percent for the three months ended June 30, 1999 as compared to the same periods in 1998. During both the six-month and three-month periods, service charge income and other income increased. However these increases were offset by decreases in mortgage loan origination and processing fees, gains (losses) on sales of mortgage loans, and losses on sale of investment securities available-for-sale.

     The increase in service charge income for both periods was primarily due to an increase in the volume of deposit activity during the periods presented. Decreases in mortgage loan origination and processing fees for the six months and three months ended June 30, 1999 was primarily due to a reduction in refinance activity due to higher mortgage market rates.

NONINTEREST EXPENSE

     Total noninterest expense increased 22.9 percent for the six months and 18.9 percent for the three months ended June 30, 1999 as compared to the same periods in 1998. All areas of noninterest expense increased as a result of increased personnel and operating expenses due to continued growth in the Company, including start up costs and staffing of new branches.

INCOME TAXES

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience growth in the first half of 1999 with total assets increasing 16.6% to $350.6 million at June 30, 1999 compared to $300.8 million at December 31, 1998. This increase is primarily due to strong loan growth. Total loans outstanding increased 25.0 percent to $257.6 million at June 30, 1999 as compared to $206.0 million at December 31, 1998. The growth was concentrated in the commercial real estate loan portfolio, up $22.1 million consistent with the nature of economic growth in Central Oregon. In addition, consumer installment loans expanded by $8.0 million with growing penetration of indirect auto dealer lending by Cascade Finance.

     A decline of $10.8 million occurred in the investment portfolio, largely due to prepayments on mortgage-backed securities and agency issuers exercising their option to call several agency securities. Modest increases occurred in cash equivalents, premises and equipment, and other assets.

     Increased assets were funded primarily by growth in deposits and other borrowings. Deposits increased 11.3 percent to $301.5 million at June 30, 1999 compared to $270.9 million at December 31, 1998. Because loan demand exceeded deposit growth, the Company increased its borrowings from the Federal Home Loan Bank by $19.0 million.

       The Company had no off balance sheet derivative financial instruments as of June 30, 1999 and December 31, 1998.

CAPITAL RESOURCES

     The Company's total stockholders equity at June 30, 1999 was $27.6 million, an increase of $.7 million from December 31, 1998. The increase was the net result of earnings of $2.9 million for the six months ended June 30, 1999, less cash dividends to shareholders of $1.1 million during the first quarter of 1999.
In addition, during the six months ended June 30, 1999, the Company repurchased 55,990 shares of its common stock outstanding pursuant to a Board of Directors authorized program. This had the effect of reducing equity by $.8 million during the first six months of 1999. During the six months ended June 30, 1999, higher market interest rates resulted in a $.5 million swing in the net unrealized gain/(loss) on investment securities available-for-sale to an unrealized loss position at June 30, 1999 of approximately $.3 million.

     At June 30, 1999, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 9.9% and 11.1%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

     At June 30, 1999 the Bank maintained unsecured lines of credit totaling $18.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $35.0 million that may be accessed for short or long-term borrowings. Owing to rapid loan growth in the first half of 1999, the Bank had short-term borrowings from the FHLB of $19.0 million and no long-term borrowings at June 30, 1999. The Company continues to have ample available funding sources.

     At June 30, 1999, the Bank had approximately $91 million in outstanding commitments to extend credit. Approximately one-third of the commitments pertains to various construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn.
In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

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

     The Company did not experience a material change in market risk at June 30, 1999 as compared to December 31, 1998.

YEAR 2000 DISCLOSURE

     The Year 2000 (Y2K)issue may pose unique challenges to all businesses due to the inability of some computers and computer software programs to accurately recognize, for years after 1999, dates which are often expressed as a two digit number. This inability to recognize date information accurately could potentially affect computer operations and calculations, or could cause computer systems to not operate at all. Accordingly, Y2K may precipitate related consequences that are not possible to foresee.

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

Failure to satisfactorily address the Y2K problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Y2K remediation program. In this regard, the Bank's Y2K program was audited by FDIC in February 1999 and assigned a satisfactory rating.

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

     The Company has made ongoing revision and updates to its Y2K Contingency Plan. The Plan addresses mission critical as well as non-critical applications. For each non-critical application, the contingency plan details how tasks can be accomplished if the application is not operational. Under FFIEC bank regulatory guidelines, a financial institution is not required to have a contingency plan for mission-critical systems and applications if the system or application has been remediated, tested, and implemented as Y2K compliant. Mission critical applications will rely on the above-described testing, certification and remediation program to ensure all such systems and applications are Y2K compliant. If the Company experiences system failures due to unforeseen Y2K events, the Company's current Business Contingency Plan will be implemented. This plan is designed to enable the Company to function in the event of a short-term business interruption owing to unexpected and/or emergency circumstances. Operating under this plan and depending on the nature of the interruption, the Company may provide only limited services, may revert to manual recording of customer and counter-party transactions and/or may revert to manual updating of financial records. The encoding and processing of checks and drafts may be performed at a contingency site. Alternate check presentment, delivery and settlement methods may be implemented. Transactions previously executed via wire transfer and/or Federal Reserve Account maintenance activity may revert to telephonic methodology. The Business Contingency Plan is tested annually but there can be no assurance as to its effectiveness under Y2K contingent circumstances.

     The Company has identified and formally contacted its significant customers, suppliers and counterparties regarding Y2K. In so doing the Company has encouraged their Y2K testing and remediation and has requested Y2K compliance certifications from these parties. Management believes these significant parties will test and take steps necessary to achieve Y2K compliance, however, no assurance can be made that their response to the Y2K situation will not precipitate adverse consequences for the Company. In addition, the Company has acknowledged that increased problem loans and credit losses could ensue due to Y2K, and has considered this contingent risk in the determination of its allowance for loan losses. Although management believes the allowance for loan losses is adequate at June 30, 1999, there can be no assurance as to the future adequacy of the allowance for loan losses in respect to the yet unknown affect of Y2K.

     The Company anticipates that the costs of testing and remediating applications and systems for Y2K will not be material to future operating results or financial condition. Apart from internal staff hours allocated to Y2K testing and assurance, expenditures related to Y2K issues for 1998 and 1999 to date total approximately $58,000.

         Although management believes that it has tested, analyzed and certified mission critical applications with respect to Y2K compliance, there can be no assurance that the Company will not be impacted by unanticipated Y2K contingent circumstances.

                    PART II - OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

            (a)   April 26, 1999, Annual Meeting
            (b)   Need not be completed
            (c) The following matters were voted on at the Annual Meeting of Shareholders held on April 26, 1999:

                  1.  The re-election of three directors:

                                          Number        Number         Total
                                        of Votes(1)   of Votes(1)    Number of
                    Director               "FOR"       "WITHHELD"     Votes(1)
                    --------             ---------     ---------     ---------
                    Gary L. Capps        5,557,209        3,027      5,560,237
                    James E. Petersen    5,557,209        3,027      5,560,237
                    Ryan R. Patrick      5,557,209        3,027      5,560,237

               (1) Retroactively restated for the 10% stock dividend declared in June 1999.

             (d)   None


ITEM 6.      Exhibits and Reports on Form 8-K

             (a) No exhibits were required to be filed for the quarter ended June 30, 1999.

             (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter ended June 30, 1999.

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


Date      7/29/99           By  /s/ Patricia L. Moss
     -----------------          ----------------------------------------------
                                Patricia L. Moss, President & CEO



Date      8/05/99           By  /s/ Gregory D. Newton
     -----------------          ----------------------------------------------
                                Gregory D. Newton, SVP/Chief Financial Officer