Form 10-Q
period 1999-09-30
CASCADE BANCORP
filed 1999-11-12
CIK 865911

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ----------------------

                                    FORM 10-Q
(MARK ONE)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 1999
                                                ------------------

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

                            ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,867,319 shares of no par
value Common Stock on October 31, 1999.          --------------------------
---------------------------------------

                         CASCADE BANCORP AND SUBSIDIARIES
                                    FORM 10-Q
                                 QUARTERLY REPORT
                                SEPTEMBER 30, 1999

                                      INDEX


PART I:  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----
Condensed Consolidated Balance Sheets
  as of September 30, 1999 and December 31, 1998. . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 1999 and 1998. . 4

Condensed Consolidated Statements of Changes in Stockholders' Equity
  for the nine months ended September 30, 1999 and 1998 . . . . . . . . . . 5

Condensed Consolidated Statements of Cash Flows
  for the nine months ended September 30, 1999 and 1998 . . . . . . . . . . 6

Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . 7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 11


PART II:  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                          CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                      1999          1998
                                                  ------------   ------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                         $ 25,030,846   $ 18,388,900
  Federal funds sold                                 5,400,000      8,450,000
                                                  ------------   ------------
      Total cash and cash equivalents               30,430,846     26,838,900
Investment securities available-for-sale            28,203,228     48,012,491
Investment securities held-to-maturity               2,714,876      2,938,489
Loans, net                                         263,300,899    202,543,262

Mortgage loans held for sale                           566,399      2,119,642
Premises and equipment, net                          7,438,500      5,984,501
Accrued interest and other assets                   12,833,238     12,337,131
                                                  ------------   ------------
         Total assets                             $345,487,986   $300,774,416
                                                  ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
      Demand                                      $129,762,614   $115,532,163
      Interest bearing demand                      128,884,525    109,580,561
      Savings                                       16,585,107     14,940,897
      Time deposits                                 33,096,302     30,809,110
                                                  ------------   ------------
         Total deposits                            308,328,548    270,862,731
      Other Borrowings                               5,500,000              -
      Accrued interest and other liabilities         2,775,680      2,990,003
                                                  ------------   ------------
         Total liabilities                         316,604,228    273,852,734

Stockholders'equity:
  Common stock, no par value;
      10,000,000 shares authorized;
      6,867,319 issued and outstanding
         (6,226,082-1998)                           17,797,627      9,545,545
  Retained earnings                                 11,347,036     17,218,415
  Accumulated other comprehensive income              (260,905)       157,722
                                                  ------------   ------------
         Total stockholders' equity                 28,883,758     26,921,682
                                                  ------------   ------------
         Total liabilities and stockholders'
            equity                                $345,487,986   $300,774,416
                                                  ============   ============

See accompanying notes.
                                        3

                        CASCADE BANCORP & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                        NINE MONTHS ENDED           THREE MONTHS ENDED
                                                       1999           1998          1999          1998
                                                    -----------   -----------    ----------    ----------
Interest income:
  Interest and fees on loans                        $18,571,839   $13,915,575    $6,763,160    $5,030,957
  Taxable interest on investments                     1,915,506     1,873,503       517,038       561,467
  Nontaxable interest on investments                     37,858        29,929        10,791         9,408
  Interest on federal funds sold                         74,243       415,280        37,029       289,839
                                                    -----------   -----------    ----------    ----------
        Total interest income                        20,599,446    16,234,287     7,328,018     5,891,671

Interest expense:
  Deposits:
    Interest bearing demand                           2,721,118     2,599,493       992,846       937,626
    Savings                                             234,633       224,251        83,177        78,655
    Time                                              1,163,043       929,416       387,369       335,445
  Other borrowings                                      450,784        52,708       109,170             -
                                                     ----------   -----------     ---------    ----------
        Total interest expense                        4,569,578     3,805,868     1,572,562     1,351,726
                                                     ----------   -----------     ---------    ----------
Net interest income                                  16,029,868    12,428,419     5,755,456     4,539,945
Loan loss provision                                   1,655,138       676,573       549,191       308,254
                                                     ----------   -----------     ---------    ----------
Net interest income after loan loss provision        14,374,730    11,751,846     5,206,265     4,231,691

Noninterest income:
  Service charges on deposit accounts                 1,763,274     1,432,062       592,800       470,191
  Mortgage loan origination and processing fees         975,641     1,332,073       267,984       389,333
  Gains (losses) on sales of mortgage loans            (271,805)      187,595      (105,064)      114,995
Losses on sale of investment securities
  available-for-sale                                    (10,619)            -        (8,125)            -
Other income                                          1,574,105     1,257,362       534,308       526,095
                                                    -----------   -----------    ----------    ----------
        Total noninterest income                      4,030,596     4,209,092     1,281,903     1,500,614
Noninterest expense:
  Salaries and employee benefits                      6,415,782     5,115,363     2,242,502     1,817,406
  Net occupancy & equipment                           1,640,505     1,318,597       542,431       477,682
  Other expenses                                      3,022,641     2,666,653     1,079,220       935,778
                                                    -----------   -----------    ----------    ----------
        Total noninterest expense                    11,078,928     9,100,613     3,864,153     3,230,866
                                                    -----------   -----------    ----------    ----------

Income before income taxes                            7,326,398     6,860,325     2,624,015     2,501,439
Provision for income taxes                            2,755,642     2,607,314       976,120       966,773
                                                    -----------   -----------    ----------    ----------
Net income                                           $4,570,756    $4,253,011    $1,647,895    $1,534,666
                                                    ===========   ===========    ==========    ==========

Basic net income per common share                        $ 0.67        $ 0.62        $ 0.24        $ 0.22
                                                    ===========    ==========    ==========    ==========
Diluted net income per common share                      $ 0.66        $ 0.60        $ 0.24        $ 0.22
                                                    ===========    ==========    ==========    ==========

See accompanying notes.
                                        4

                             CASCADE BANCORP & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                       (Unaudited)

                                                                  ACCUMULATED
                                                                     OTHER                      TOTAL
                                      COMPREHENSIVE   RETAINED   COMPREHENSIVE   COMMON     STOCKHOLDERS'
                                          INCOME      EARNINGS   INCOME (LOSS)   STOCK         EQUITY
                                        ----------  ------------ ------------ ------------  -------------
Balance at December 31, 1997                        $ 13,568,644 $    302,765 $ 10,365,015  $ 24,236,424

Comprehensive Income:
   Net Income                           $ 4,253,011    4,253,011            -            -     4,253,011
   Other comprehensive income, net of tax
      Unrealized gains on securities
      available-for-sale                     98,250           -        98,250            -        98,250
                                      -------------
Comprehensive income                  $   4,351,261
                                      =============

Cash dividends paid                                   (1,555,759)           -            -    (1,555,759)


Repurchases of common stock (45,610)                           -            -     (767,079)     (767,079)


Stock options exercised (15,476 shares)                        -            -       38,121        38,121
                                                    ------------  ------------ -----------  -------------
Balance at September 30, 1998                       $ 16,265,896  $   401,015  $ 9,636,057  $ 26,302,968
                                                    ============  ============ ===========  =============



Balance at December 31, 1998                        $ 17,218,415  $   157,722  $ 9,545,545  $ 26,921,682

Comprehensive Income:
   Net Income                            $4,570,756    4,570,756           -            -     4,570,756
   Other comprehensive income (losses),
net of tax, Unrealized gains on
securities available-for-sale              (418,627)           -    (418,627)           -      (418,627)
                                         ----------
Comprehensive income                     $4,152,129
                                         ==========

Cash dividends paid                                   (1,671,125)          -            -    (1,671,125)


10% Stock dividend declared in June 1999              (8,771,010)          -    8,771,010             -

Repurchases of common stock (55,990 shares)                    -           -     (834,583)     (834,583)

Stock options exercised (74,619)                               -           -      315,655       315,655
                                                    ------------  ----------- ------------  ------------
Balance at September 30, 1999                       $ 11,347,036  $ (260,905) $17,797,627  $ 28,883,758
                                                    ============  =========== ============  ============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                        1999           1998
                                                   ------------- -------------
Net cash provided by operating activities          $  8,099,791  $  3,109,155

Investing activities:
  Purchases of investment securities
      available-for-sale                                      -    (4,881,645)
  Proceeds from maturities and calls of
      investment securities available-for-sale       18,334,586    13,870,000
  Proceeds from sales of investment securities
      available for sale                                633,265             -
  Purchases of investment securities
      held-to-maturity                                 (117,636)      (84,500)
  Proceeds from maturities and calls of
  Investment securities held-to-maturity                334,802       174,873
  Net increase in loans                             (62,684,580)  (33,832,304)
  Purchases of premises and equipment, net           (1,784,046)     (843,792)
                                                   -------------  ------------
         Net cash used in investing activities      (45,283,609)  (25,597,368)

Financing activities:
  Net increase in deposits                           37,465,817    45,578,152
  Cash dividends                                     (1,671,125)   (1,555,759)
  Repurchases of stock                                 (834,583)     (767,079)
  Proceeds from issuance of stock                       315,655        38,121
  Net increase (decrease) in other borrowings         5,500,000    (5,000,000)
                                                   -------------  ------------
         Net cash provided by financing activities   40,775,764    38,293,435
                                                   -------------  ------------
Net increase in cash and cash equivalents             3,591,946    15,805,222
Cash and cash equivalents at beginning of period     26,838,900    29,553,706
                                                   -------------  ------------
Cash and cash equivalents at end of period         $ 30,430,846  $ 45,358,928
                                                   ============= =============

See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (Unaudited)


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

2.   INVESTMENT SECURITIES

     Investment securities at September 30, 1999 and December 31, 1998 consisted of the following:

                                               GROSS      GROSS
                                  AMORTIZED  UNREALIZED UNREALIZED  ESTIMATED
SEPTEMBER 30, 1999                  COST       GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government and
   Agency securities..........   $ 15,540,802 $  13,770 $ 123,684 $ 15,430,888
Mortgage-backed securities....      8,557,909     1,765    75,098	   8,484,576
U.S. Treasury securities......      1,997,489    46,271         -    2,043,760
Equity securities.............      2,527,843         -   283,839    2,244,004
                                 ------------ --------- --------- ------------
                                 $ 28,624,043 $  61,806 $ 482,621 $ 28,203,228
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   political subdivisions.....   $  1,068,276 $   6,436 $   7,356 $  1,067,356
Other.........................      1,646,600         -         -    1,646,600
                                 ------------ --------- --------- ------------
                                 $  2,714,876 $   6,436 $   7,356 $  2,713,956
                                 ============ ========= ========= ============




                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED ESTIMATED
DECEMBER 31, 1998                   COST        GAINS      LOSSES   FAIR VALUE
------------------------------   ------------ --------- --------- ------------
Available-for-Sale
------------------
U.S. Government and
   Agency securities..........   $ 26,538,402 $ 318,438 $   7,350 $ 26,849,490
Mortgage-backed securities....     15,064,132    29,777   202,794	  14,891,115
U.S. Treasury securities......      2,995,217   113,783         -    3,109,000
Equity securities.............      2,529,512     2,724         -    2,532,236
Corporate debt securities.....        632,505         -     1,855      630,650
                                 ------------ --------- --------- ------------
                                 $ 47,759,768   464,722 $ 211,999 $ 48,012,491
                                 ============ ========= ========= ============
Held-to-Maturity
----------------
Obligations of state and
   political subdivisions.....   $  1,409,525 $  17,393 $   3,555 $  1,423,363
Other.........................      1,528,964         -         -    1,528,964
                                 ------------ --------- --------- ------------
                                 $  2,938,489 $  17,393 $   3,555 $  2,952,327
                                 ============ ========= ========= ============


3.  LOANS AND RESERVE FOR LOAN LOSSES

     The composition of the loan portfolio at September 30, 1999 and December 31, 1998 was as follows:

                                      1999           1998
                                  -----------    ------------
Commercial....................   $ 37,126,870   $ 31,279,762
Real Estate:
   Construction...............     50,232,981     44,874,991
   Mortgage...................     47,933,472     36,670,954
   Commercial.................     99,502,545     70,524,183
Installment...................     33,056,312     22,693,633
                                 ------------   ------------
                                  267,852,180    206,043,523
Less:
   Reserve for loan losses....      3,361,265      2,635,820
   Deferred loan fees.........      1,190,016        864,441
                                 ------------   ------------
                                    4,551,281      3,500,261
                                 ------------   ------------
Loans, net ...................   $263,300,899   $202,543,262
                                 ============   ============

     Mortgage loans held for sale of $566,399 and $2,119,642 at September 30, 1999 and December 31, 1998, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses for the nine months ended September 30, 1999 and 1998 were as follows:

                                          1999            1998
                                      -----------     ------------
Balance at beginning of period...     $ 2,635,820     $ 2,048,561
Provisions charged to operations.       1,655,138         676,573
Recoveries of loans previously
   charged off....................        131,547          71,666
Loans charged off................      (1,061,240)       (346,770)
                                      ------------    ------------
Balance at end of period.........     $ 3,361,265     $ 2,450,030
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

      The following table presents information with respect to non-performing assets at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                          1999        1998
                                         ------      ------
Loans on non-accrual status...........   $ 174      $  172

Loans past due 90 days or more
   but non on non-accrual status......     154           -

Other real estate owned...............      65         409
                                         ------      ------
Total non-performing assets...........   $ 393      $  581
                                         ======      ======
Percentage of non-performing assets
   to total assets....................     .11%        .19%

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the nine months ended September 30, 1999 and 1998.

     At September 30, 1999, except as discussed above, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

     At September 30, 1999 and December 31, 1998, the Bank held servicing rights to approximately $258,662,000 and $232,916,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. The sale of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Such risks are considered in the determination of the reserve for loan losses. Beginning effective January 1, 1996 the Bank began prospectively recognizing as separate assets the rights to service mortgage loans which are acquired through loan origination activities. Other assets in the accompanying condensed balance sheets as of September 30, 1999 and December 31, 1998 include approximately $2,720,000 and approximately $2,291,000, respectively, for the estimated fair value of capitalized mortgage servicing rights.

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

5.  OTHER BORROWINGS

    	The Bank maintains five unsecured lines of credit totaling $18 million for the purchase of funds on a short-term basis. As of September 30, 1999 the
Bank had federal funds purchased totaling $5,500,000 with an average weighted
interest rate of 6.057%.   The Bank had no federal funds purchased at
September 30, 1998. The Bank is also a member of the Federal Home Loan Bank
(FHLB) which provides a secured line of credit of $33 million that may be accessed for short or long-term borrowings. As of September 30, 1999 and 1998, the Bank had no short-term borrowings from the FHLB.

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

                                  Nine months ended    Three months ended
                                    September 30,         September 30,
                                   1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Weighted average shares
   Outstanding - basic          6,855,758  6,849,917  6,861,573  6,853,241
Incremental shares from
   Stock options                  146,810    226,356    136,259	   216,835
Weighted average shares         ---------  ---------  ---------  ---------
   Outstanding - diluted        7,002,568  7,076,273  6,997,832  7,070,076
                                =========  =========  =========  =========

     All weighted average shares, repurchased shares and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a 10% stock dividend declared in June, 1999 and a three-for-two stock split declared in June 1998.

     As of September 30, 1999, approximately 48,600 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

7.  ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued.
The Financial Accounting Standards Board (FASB) recently proposed to defer the effective date of SFAS No. 133 for one year. SFAS No. 133 would be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As of September 30, 1999 the Company had no derivative instruments or hedging activities.

     In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," (SFAS 134) was issued. SFAS 134 was effective beginning the first fiscal quarter after December 15, 1998. As of September 30, 1999, the Company had not entered into any transaction for which SFAS 134 would apply.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the nine month and three-month periods ended September 30, 1999 and 1998, included in this report.

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

HIGHLIGHTS

    	The Company reported net income of approximately $4,571,000, or $.67 basic net income per common share, for the nine months ended September 30, 1999, compared to net income of approximately $4,253,000, or $.62 basic net income per common share, for the same period in 1998. This represents an increase in
net income of 7.5 percent.   Net income for the quarter ended September 30,
1999 was approximately $1,648,000, or $.24 basic net income per common share, compared to net income of approximately $1,535,000, or $.22 basic net income per common share, for the same period in 1998, up 7.4 percent. The increases in earnings during the periods presented were primarily due to strong growth in the expansion of the Company's loan portfolio with a interest-earning assets and resulting increase in net interest income.

  	 	The Company opened two new branch banking offices in the first quarter of 1999, bringing total branch locations to ten.  The Bank entered the Salem,
Oregon market with a full service branch office and opened a second branch in Redmond, Oregon. The new branch offices are meeting or exceeding internal projections as to financial performance for the nine months ended September
30, 1999. These activities are not expected to be material to the financial results of the Company in 1999. Management anticipates break-even financial results for these activities within one to  three  years, however there can be no assurance that future profitability will be achieved.

    	Other highlights include the opening of a Bank Trust Department on July 1, 1999. Trust services will focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. At the same time an on-site office of Raymond James Financial Services opened to provide convenient stock brokerage and investment services to Bank customers. These activities are not expected to be material to the financial results of the Company in 1999.

RESULTS OF OPERATIONS - Nine months and Three months ended September 30, 1999 and 1998

NET INTEREST INCOME

    	Net interest income increased 29.0 percent for the nine months and 26.8 percent for the three months ended September 30, 1999 as compared to the same periods in 1998. These net increases primarily resulted from higher loan volumes generating increased interest income which exceeded the increase in interest expense necessary to fund this growth.

    	Total interest income increased approximately $4,365,200 (or 26.9%) for the nine months and $1,436,300 (or 24.4%) for the three months ended September 30, 1999 as compared to the same periods in 1998. These increases for both the nine-month and three-month periods were primarily the result of an increase in the volume of loans.

    	Total interest expense increased approximately $763,700 (or 20.1%) for the nine months and $220,800 (or 16.3%) for the three months ended September 30, 1999 as compared to the same periods in 1998. Although there were increases in all categories of interest expense, these increases for both the nine-month and three-month periods were primarily due to an increase in the volume of money market accounts, time deposits and other borrowings.

LOAN LOSS PROVISION

    	The loan loss provision increased approximately $978,600 for the nine months and $240,900 for the three months ended September 30, 1999 as compared to the same periods in 1998. Management believes the current loan loss provision maintains the reserve for loan losses at an appropriate level
consistent with growth in loan balances.   Approximately  $1,061,000 in loans
were charged off compared to $347,000 in the prior period as a few isolated credits were specifically recognized as loss. The Bank's ratio of reserve for loan losses to total loans was 1.26 percent at September 30, 1999 compared to 1.28 percent at December 31, 1998.

NONINTEREST INCOME

    	Total noninterest income decreased 4.2 percent for the nine months and 14.6 percent for the three months ended September 30, 1999 as compared to the same periods in 1998.  During both the nine-month and three-month periods, service charge income and other income increased. However these increases were partially offset by decreases in mortgage loan origination and processing fees and gains  (losses) on sales of mortgage loans.

    	The increase in service charge income for both periods was primarily due to an increase in the volume of deposit activity during the periods presented.
Decreases in mortgage loan origination and processing fees for the nine months and three months ended September 30, 1999 was primarily due to a reduction in refinance activity due to higher mortgage market interest rates.

NONINTEREST EXPENSE

    	Total noninterest expense increased 21.7 percent for the nine months and
19.6 percent for the three months ended September 30, 1999 as compared to the same periods in 1998. Noninterest expense increased as a result of increased personnel and operating expenses due to continued growth in business volumes. Start up costs and staffing of new branches also contributed to generally higher noninterest expense.

INCOME TAXES

    	Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

    	The Company continued to experience steady growth in 1999 with total assets increasing 14.9% to $345.5 million at September 30, 1999 compared to $300.8 million at December 31, 1998.  This increase is primarily due to strong loan
growth. Total loans outstanding increased 	30.0 percent to $267.9 million at
September 30, 1999 as compared to $206.0 million at December 31, 1998.  The growth was concentrated in the commercial real estate loan portfolio, up
$29.0 million, consistent with the nature of economic growth in the markets served by the Company. In addition, consumer installment loans expanded by
$10.4 million with growing penetration of indirect auto dealer lending by
Cascade Finance.

    	A decline of $20.0 million occurred in the investment portfolio, largely due to prepayments on mortgage-backed securities and agency issuers exercising their option to call several agency securities. Modest increases occurred in cash and cash equivalents, premises and equipment, and other assets.

    	Increased assets were funded primarily by growth in deposits and other borrowings. Deposits increased 13.8 percent to $308.3 million at September 30, 1999 compared to $270.9 million at December 31, 1998. Because loan demand exceeded deposit growth, the Company purchased federal funds totaling $5.5 million at September 30, 1999.

   		The Company had no off balance sheet derivative financial instruments as of September 30, 1999 and December 31, 1998.

CAPITAL RESOURCES

    	The Company's total stockholders equity at September 30, 1999 was $28.9
million, an increase of $2.0 million from December  31, 1998.   The increase
was the net result of earnings of $4.6 million for the nine months ended September 30, 1999, less cash dividends to shareholders of $1.7 million during the first three quarters of 1999. In addition, during the nine months ended September 30, 1999, the Company repurchased 55,990 shares of its common stock outstanding pursuant to a Board of Directors authorized program. This had the effect of reducing equity by $.8 million during the first nine months of 1999. During the nine months ended September 30, 1999, higher market interest rates resulted in a $.4 million change in the net unrealized gain/(loss) on investment securities available-for-sale to an unrealized loss position at September 30, 1999 of approximately $.3 million.

    	At September 30, 1999, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 10.10% and 11.27%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

    	At September 30, 1999 the Bank maintained unsecured lines of credit totaling $18.0 million for the purchase of funds on a shortterm basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $33.0 million that may be accessed for short or
long-term borrowings.   The Company continues to have ample available funding
sources.

    	At September 30, 1999, the Bank had approximately $106.9 million in outstanding commitments to extend credit. Approximately 40 percent of the
commitments pertain to various construction projects.   Under the terms of
such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other the commitments will expire or terminate without funding. Management believes that the Bank's available resources will be sufficient to fund its committments in the normal course of business.

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

    	The Company did not experience a material change in market risk at September 30, 1999 as compared to December 31, 1998.

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

     Failure to satisfactorily address the Y2K problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Y2K remediation program. In this regard, FDIC audited the Bank's Y2K program in February and September 1999.

    	The Company has completed an assessment of the Y2K issue, considering the risk that date fields in existing computer applications might fail to recognize the year 2000 and therefore create erroneous results. Based upon the results of our assessment, testing, certification and remediation activities to date, management believes that the Companyis well prepared to respond to the issue and run successfully in the year 2000 and beyond.

     The Company has identified mission critical computer applications and related processes and has formalized plans to address potential issues that may arise as a result of the date change. An application, system or process is mission critical if it is deemed vital to the successful continuance of a core business activity. For substantially all mission critical applications the Company has performed tests and has obtained performance certifications on hardware, software, and environmental systems except for the applications noted below. The Company has also required and received certifications from substantially all major software application vendors to ensure that their systems are Y2K compliant, except for the applications noted below. The Company has confirmed that substantially all mission critical systems have the capacity to process information with dates beyond December 31, 1999.

   	The Company has made ongoing revision and updates to its a Y2K Contingency Plan. The Plan in place that addresses mission critical as well as non-
critical applications.   For each noncritical application, the contingency
plan details how tasks can be accomplished if the application is not operational. Under FFIEC bank regulatory guidelines, a financial institution is not required  to have  a contingency  plan for mission-critical systems and applications if the system or application has been remediated, tested, and implemented as Y2K compliant.  Mission critical applications will rely on the above-described testing, certification and  remediation program to ensure all such systems and applications are Y2K compliant. If the Company experiences system failures due to unforeseen Y2K events, the Company's current Business Contingency Plan will be implemented.  This plan is designed
to enable the Company to function in the event of a short-term	business
interruption owing to unexpected and/or emergency circumstances. Operating under this plan and depending on the nature of the interuption, the Company may provide only limited services, may revert to manual recording of customer and counter-party transactions and/or may revert to manual updating of financial records. The encoding and processing of checks and drafts may be performed at a contingency site. Alternate check presentment, delivery and settlement methods may be implemented. Transactions previously executed via wire transfer and/or Federal Reserve Account maintenance activity may revert to telephonic methodology. The Business Contingency Plan is tested annually but there can be no assurance as to its effectiveness under Y2K contingent circumstances.

    The Company has identified and formally contacted its significant customers, suppliers and counterparties regarding Y2K. In so doing the Company has encouraged their Y2K testing and remediation and has requested Y2K compliance certifications from these parties. Management believes these significant parties will test and take steps necessary to achieve Y2K compliance, however, no assurance can be made that their response to the Y2K situation will not precipitate adverse consequences for the Company. In addition, the Company has acknowledged that increased problem loans and credit losses could ensue to Y2K, and has considered this contingent risk in the determination of its reserve for loan losses. Although management believes the reserve for loan losses is adequate at September 30, 1999, there can be no assurance as to the future adequacy of the reserve for loan losses in respect to the yet unknown affect of Y2k.

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


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) No exhibits were required to be filed for the quarter ended September 30, 1999.

           (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter ended September 30, 1999.

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


Date      11/09/99           By  /s/ Patricia L. Moss
     -----------------          ----------------------------------------------
                                Patricia L. Moss, President & CEO



Date      11/09/99           By  /s/ Gregory D. Newton
     -----------------          ----------------------------------------------
                                Gregory D. Newton, SVP/Chief Financial Officer