Form 10-K
period 1999-12-31
CASCADE BANCORP
filed 2000-03-24
CIK 865911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1999

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-23322

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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $58,721,498 AGGREGATE MARKET VALUE AS OF MARCH 2, 2000, BASED ON THE AVERAGE BID AND ASKED PRICE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 6,871,759 SHARES OF NO PAR VALUE COMMON STOCK ON MARCH 2, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2000.

                                 CASCADE BANCORP
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

PART I
         Item 1.    BUSINESS......................................................................................3

         Item 2.    PROPERTIES...................................................................................17

         Item 3     LEGAL PROCEEDINGS............................................................................17

         Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................17

PART II

         Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS........................................................................18

         Item 6.    SELECTED FINANCIAL DATA......................................................................19

         Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS........................................................21

         Item 7A .  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................25

         Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................26

         Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE.......................................................................26

PART III

         Item 10 through 13

                  Part III, items 10 through 13 are incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held on April 24 2000.  (Executive Officers, Compensation arrangements, Director and
                  Management Ownership; Related Party Transactions)

PART IV

         Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................27

SIGNATURES.......................................................................................................28

                                     PART I

ITEM 1.       BUSINESS

COMPANY

              Cascade Bancorp (Bancorp) is an Oregon chartered bank holding Company formed in 1990 and headquartered in Bend, Oregon. Bancorp's principal subsidiary is Bank of the Cascades (the Bank). Bancorp also operates Cascade Bancorp Financial Services, Inc. a consumer finance business, (collectively, the Company). At December 31, 1999 the Company had total consolidated assets of approximately $348 million, net loans of $275 million and deposits of $285 million.

BANK OF THE CASCADES

              The Bank was chartered as an Oregon State bank in March 1976 and opened for business in February 1977. Bank of the Cascades is a community bank offering the full range of financial services to its business and consumer clients, including trust and investments. The Bank has a network of ten branches, nine located in Central Oregon, and one in Salem, Oregon. An additional branch is planned to open in Keizer, Oregon in mid-2000. In Deschutes County, its largest market concentration, the Company is the market share leader in customer deposits, holding over 28% share. It also is the market share leader in construction and commercial real estate lending as well as in residential mortgage origination and financing. Deschutes County is one of the fastest growing regions of Oregon. The Bank's headquarters is located in downtown Bend, Oregon.

              The Bank offers a broad range of commercial and personal banking services to its customers. Lending activities serve small to medium-sized businesses and consumers. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services such as cash management, lock box, internet banking and bill payment. In addition, the Bank operates Cascade Finance, a consumer finance business which predominately purchases used automobile installment contracts from local dealerships and also offers direct consumer finance loans.

              In mid-1999 the Company began offering Trust and Investment services, initially in Central Oregon. Trust services focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. Investment services are provided by a licensed on-site broker through a broker/dealer agent relationship.

CASCADE BANCORP FINANCIAL SERVICES

              Cascade Bancorp Financial Services, Inc. was incorporated in 1999 to manage the existing consumer installment loans which were present in Cascade Finance. Subsequent to the incorporation of Cascade Bancorp Financial Services, Inc., the ongoing consumer finance operations of Cascade Finance became a division of the Bank. Cascade Bancorp Financial Services opened in January 1997 and is headquartered in Bend, Oregon. The subsidiary currently holds and services approximately $2.2 million in purchased dealer automobile installment contracts.

BUSINESS STRATEGY

--------------------------------------------------------------------------------
o PROVIDE SHAREHOLDERS WITH EXCEPTIONAL VALUE BY DELIVERING THE BEST IN COMMUNITY BANKING AND RELATED FINANCIAL SERVICES
--------------------------------------------------------------------------------

              Cascade Bancorp has established the following key performance goals: 1) Consistently exceed 18% return on equity, 2) Consistently exceed 10% growth in earnings per share, 3) Identify and prudently manage credit and business risk and 4) Strive to profitably diversify revenue and continuously seek efficiency improvements in all its activities. However, with the inherent uncertainty of the future, there can be no assurance as to the ongoing achievement of these goals.

              Bank of the Cascades has a 23-year commitment to delivering the best in hometown banking services to the Oregon communities it serves. Its strategy is to profitably grow its business by attracting and retaining high value relationship customers. This is accomplished by providing the best in customer service while offering a broad array of products and financial services. Because the Company is committed to providing customer convenience and choice in delivery channels, it applies advances in technology and delivery systems to the benefit of its customers. Such channels include traditional branches, ATMs, Internet banking, and telephonic access.

              In addition to targeting growth and increased market share in its existing locations, the Company may also consider future expansion by de novo branching where it identifies market opportunities (such as the expected new branch in Keizer, Oregon in mid-2000). The Company may also consider making selective business acquisitions to expand its market opportunities.

              The Company's broad risk management objectives are to develop loan policies and underwriting practices designed to prudently manage credit risk. Funding policies are designed to maintain an appropriate volume and mix of core deposits and time deposit balances to efficiently fund its loan and investment activities. The Company may complement its local deposit gathering strategies with wholesale funding from reliable counterparties such as the Federal Home Loan Bank. The Company monitors its sensitivity to changing interest rates primarily by utilizing simulation analysis in addition to traditional interest rate gap calculations.

EMPLOYEES

              Bancorp has no employees other than its executive officers, who are also employees of the Bank. As of December 31, 1999, the Company had 205 full-time equivalent employees. None of the employees of the Company are subject to a collective bargaining agreement. The Company considers its relationships with its employees to be good.

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

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

              The following table shows the dollar amount of the increase (decrease) in the Company's consolidated interest income and expense, and attributes such variance to "volume" or "rate" changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------
                                                   1999 OVER 1998                     1998 OVER 1997
                                       ----------------------------------    -----------------------------------
                                                       AMOUNT OF CHANGE                      AMOUNT OF CHANGE
                                         TOTAL          ATTRIBUTED TO           TOTAL          ATTRIBUTED TO
                                        INCREASE    ---------------------      INCREASE    ---------------------
                                       (DECREASE)    VOLUME       RATE        (DECREASE)    VOLUME        RATE
                                       ----------   ---------   ---------    -----------   ---------    --------
Interest income:
       Interest and fees on loans      $ 6,283      $ 6,995      $  (712)     $ 3,469      $ 3,446      $    23
       Taxable securities ........        (224)         (67)        (157)         110          273         (163)
       Non-taxable securities ....           6            8           (2)         (32)         (31)          (1)
       Federal funds sold ........        (442)        (456)          14           70           78           (8)
                                       -------      -------      -------      -------      -------      -------
           Total interest income .       5,623        6,480         (857)       3,617        3,766         (149)

Interest expense:
       Interest on deposits:

           Interest bearing demand         224           63          161          435          535         (100)
           Savings ...............          12           36          (24)          20           23           (3)
           Time ..................         285          393         (108)         296          276           20
       Other borrowings ..........         635          844         (209)        (357)        (413)          56
                                       -------      -------      -------      -------      -------      -------
            Total interest expense       1,156        1,336         (180)         394          421          (27)
                                       -------      -------      -------      -------      -------      -------
Net interest spread ..............     $ 4,467      $ 5,144      $  (677)     $ 3,223      $ 3,345      $  (122)
                                       =======      =======      =======      =======      =======      =======

AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

              The following table sets forth for 1999, 1998 and 1997 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. (Dollars in thousands):

                                          YEAR ENDED                    YEAR ENDED                    YEAR ENDED
                                       DECEMBER 31, 1999             DECEMBER 31, 1998             DECEMBER 31, 1997
                                  ----------------------------  ----------------------------    ----------------------------
                                             INTEREST  AVERAGE             INTEREST AVERAGE              INTEREST AVERAGE
                                  AVERAGE    INCOME/  YIELD OR  AVERAGE    INCOME/  YIELD OR     AVERAGE   INCOME/  YIELD OR
                                  BALANCE    EXPENSE   RATES    BALANCE    EXPENSE   RATES       BALANCE   EXPENSE   RATES
                                  ---------  -----------------  ---------  -------- ---------    --------  ------------------
ASSETS

Taxable securities               $  38,880   $  2,393   6.15%  $  39,954   $ 2,617    6.55%   $  35,898   $  2,507    6.98%
Non-taxable securities (1)           1,209         48   3.97%      1,003        42    4.19%       1,751         74    4.23%
Federal funds sold                   1,716         95   5.54%     10,107       537    5.31%       8,646        467    5.40%
Loans (2)(3)(4)                    249,565     25,540  10.23%    182,280    19,257   10.56%     149,698     15,788   10.55%
                                  ---------  ---------          ---------  --------             --------  ---------
   Total earning assets            291,370     28,076   9.64%    195,993    22,453    9.62%     165,911    195,993    9.61%
Reserve for loan losses             (3,133)                       (2,264)                        (1,784)
Cash and due from banks             22,024                        17,827                         18,922
Premises and equipment, net          7,261                         5,394                          4,710
Other Assets                        13,761                         9,855                          7,921
                                  =========                     =========                       ========
      Total assets               $ 331,283                     $ 264,156                      $ 225,762
                                  =========                     =========                       ========

LIABILITIES &  STOCKHOLDER'S

EQUITY

Int. bearing demand deposits     $ 122,519   $  3,742   3.05%  $ 120,530   $ 3,518    2.92%   $ 102,484   $  3,083    3.01%
Savings deposits                    15,828        316   2.00%     14,086       304    2.16%      13,027        284    2.18%
Time deposits                       33,254      1,579   4.75%     25,295     1,294    5.12%      19,846        998    5.03%
Other borrowings                    13,160        700   5.32%        780        65    8.33%       6,269        422    6.73%
                                  ---------  ---------          ---------  --------             --------  ---------
   Total interest bearing          184,761      6,337   3.43%    160,691     5,181    3.22%     141,626      4,787    3.38%
liabilities
Demand deposits                    115,038                        75,826                         58,062
Other liabilities                    3,465                         2,263                          1,755
                                  ---------                     ---------                       --------
Total liabilities                  303,264                       238,780                        201,443
Stockholders' equity                28,019                        25,376                         24,319
                                  =========                     =========                       ========
  Total liabilities & equity     $ 331,283                     $ 264,156                      $ 225,762    225,762
                                  =========                     =========                       ========

                                             =========                     ========                       =========
Net interest income                          $ 21,739                      $17,272                        $  14,049
                                             =========                     ========                       =========

Net interest spread                                     6.21%                         6.40%                           6.23%
                                                      ========                     =========                       =========

Net interest income to
 earning assets                                         7.46%                         7.40%                           7.17%
                                                      ========                     =========                       =========

---------------------

(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2) Average non-accrual loans included in the computation of average loans were insignificant for 1999, 1998 and 1997.

(3) Loan related fees included in the above yield calculations: $1,552,000 in 1999, $1,236,000 in 1998, and $1,012,000 in 1997.

(4) Includes mortgage loans held for sale.

LOAN PORTFOLIO COMPOSITION

         Interest earned on the loan portfolio is the primary source of income for the Company. Net loans represent 79% of total assets as of December 31, 1999. Although the Company strives to serve the credit needs of its service area, its primary concentration is in real estate related and commercial credits. The Company makes substantially all of its loans to customers located within the Company's service area. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Company has no significant agricultural loans.

         The following table presents the composition of the Company's loan portfolio, at the dates indicated (dollars in thousands):

                                                             December 31,
                                     ------------------------------------------------------------
                                       1999         1998         1997          1996       1995
                                     --------     --------     --------     --------     --------
Commercial .....................     $ 43,122     $ 31,280     $ 30,059     $ 22,485     $ 21,711

Real Estate:

         Construction ..........       49,276       44,875       30,863       34,375       33,984
         Mortgage ..............       41,082       36,671       23,396       19,774       24,750
         Commercial ............      111,578       70,524       52,356       42,391       31,019

Installment ....................       34,622       22,693       18,901       14,666       15,271
                                     --------     --------     --------     --------     --------
                                      279,680      206,043      155,575      133,691      126,735
Less:

         Reserve for loan losses        3,525        2,636        2,048        1,691        1,651
         Deferred loan fees ....        1,253          864          502          373          372
                                     --------     --------     --------     --------     --------
                                        4,778        3,500        2,550        2,064        2,023
                                     --------     --------     --------     --------     --------
                                     $274,902     $202,543     $153,025     $131,627     $124,712
                                     ========     ========     ========     ========     ========

         At December 31, 1999, the maturities of all loans by category were as follows (dollars in thousands):

                                       DUE AFTER
                                        ONE, BUT
                          DUE WITHIN   WITHIN FIVE   DUE AFTER
LOAN CATEGORY              ONE YEAR      YEARS      FIVE YEARS     TOTAL
-------------             ----------   -----------  ----------     -----
Commercial ..........     $ 17,670     $ 19,120     $  6,332     $ 43,122

Real Estate:
         Construction       39,184        6,569        3,523       49,276
         Mortgage ...       25,833       11,568        3,681       41,082
         Commercial .       27,640       73,469       10,469      111,578

Installment .........        5,760       24,199        4,663       34,622
                          --------     --------     --------     --------
                          $116,087     $134,925     $ 28,668     $279,680
                          ========     ========     ========     ========

         Variable rate loans due after one year totaled $91,631 at December 31, 1999 and loans with predetermined or fixed rates due after one year totaled $71,962 at December 31, 1999.

LENDING AND CREDIT MANAGEMENT

         Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Company's customer base and the growth experienced in the Company's market area, real estate is frequently a material component of collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business or the obligor's personal income. However, real estate collateral provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within the Bank's market area.

         The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The Company mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Company. Making the majority of commercial real estate loans to owner-occupied users of the property mitigates, but does not eliminate, commercial real estate risk.

         The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets (dollars in thousands):

                                                     DECEMBER 31,
                                        -------------------------------------------
                                        1999      1998      1997      1996     1995
                                        ----      ----      ----      ----     ----
Loans on non-accrual status .......     $582      $172      $ 43      $ 50     $ 45

Loans past due 90 days or more
   But not on non-accrual status ..       40       --         45        27       21

Other real estate owned ...........       40       409         9        --       --
                                        ----      ----      ----      ----     ----
Total non-performing assets .......     $662      $581      $ 97      $ 77     $ 66
                                        ====      ====      ====      ====     ====
Percentage of non-performing assets
   to total assets ................      .19%      .19%      .04%      .04%     .04%


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

         At December 31, 1999, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

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

                                                                YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                       1999             1998           1997            1996             1995
                                       ----             ----           ----            ----             ----
Loans outstanding at

   End of period ...............     $ 279,680       $ 206,043       $ 155,575       $ 133,691       $ 126,735
                                     =========       =========       =========       =========       =========
Average loans outstanding

   During the period ...........     $ 249,565       $ 182,280       $ 149,698       $ 137,798       $ 121,883
                                     =========       =========       =========       =========       =========
Reserve balance,

   Beginning of period .........     $   2,636    $   2,048          $   1,691       $   1,651       $   1,172


Recoveries:

   Commercial ..................             9               2              16               2              70
   Real Estate:
      Construction .............          --              --              --              --              --
      Mortgage .................             4               1               2            --              --
      Commercial ...............          --              --              --              --                 1
   Installment .................           166              39              42              28              30
                                     ---------       ---------       ---------       ---------       ---------
                                           179              42              60              30             101
Loans charged off:

   Commercial ..................          (518)           (254)            (80)           (212)            (24)
   Real Estate:
      Construction .............           (65)           --              --              --              --
      Mortgage .................           (27)            (91)           (442)            (50)           --
      Commercial ...............          --              --              --              --                (2)
   Installment .................          (790)           (288)           (256)           (160)            (77)
                                     ---------       ---------       ---------       ---------       ---------
                                        (1,399)           (633)           (778)           (422)           (103)
                                     ---------       ---------       ---------       ---------       ---------
Net loans charged-off ..........        (1,221)           (591)           (718)           (392)             (2)
Provision charged to operations          2,110           1,179           1,075             432             481
                                     ---------       ---------       ---------       ---------       ---------
Reserve balance, end of period .     $   3,525       $   2,636       $   2,048       $   1,691       $   1,651
                                     =========       =========       =========       =========       =========
Ratio of net loans charged-off
   to average loans outstanding            .49%            .32%            .48%            .28%            .00%
                                     =========       =========       =========       =========       =========
Ratio of reserve for loan losses
   to loans at end of period ...          1.26%           1.28%           1.32%           1.26%           1.30%
                                     =========       =========       =========       =========       =========

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

                                                                  DECEMBER 31,
                                 -------------------------------------------------------------------------------------
                                           1999                       1998                            1997
                                 -------------------------    -------------------------      -------------------------
                                              % OF LOANS                   % OF LOANS                    % OF LOANS
                                                 IN EACH                      IN EACH                        IN EACH
                                               CATEGORY TO                  CATEGORY TO                    CATEGORY TO
                                  AMOUNT       TOTAL LOANS     AMOUNT       TOTAL LOANS      AMOUNT        TOTAL LOANS
                                 -------      ------------    -------      ------------      ------      -------------
Commercial ..............        $  283             15%        $  189             15%        $  188             20%
Real Estate:
  Construction ..........           469             18            331             22            236             20
  Mortgage ..............           202             15            199             18             81             15
  Commercial ............           384             40            221             34            245             33
Installment .............           679             12            320             11            102             12
Unallocated .............         1,508           --            1,376           --            1,196           --
                                 ------            ---         ------            ---         ------            ---
                                 $3,525            100%        $2,636            100%        $2,048            100%
                                 ======            ===         ======            ===         ======            ===

                                             DECEMBER 31,
                                          1996                          1995
                                 ---------------------------   ---------------------------
                                              % OF LOANS IN                 % OF LOANS IN
                                              EACH CATEGORY                 EACH CATEGORY
                                  AMOUNT      TO TOTAL LOANS    AMOUNT      TO TOTAL LOANS
                                 --------     --------------   ---------    --------------
Commercial ..............        $  145             17%        $  153             17%
Real Estate:
  Construction ..........           227             26            218             27
  Mortgage ..............            78             15             80             20
  Commercial ............           186             32            148             24
Installment .............            92             10             94             12
Unallocated .............           963           --              958           --
                                 ------            ---         ------            ---
                                 $1,691            100%        $1,651            100%
                                 ======            ===         ======            ===

INVESTMENT PORTFOLIO

         The following table shows the carrying value of the Company's portfolio of investments at December 31, 1999, 1998 and 1997 (dollars in thousands).

                                                           DECEMBER 31,
                                                     -----------------------------
                                                      1999       1998         1997
                                                     ------     ------       ------
U.S. Treasury securities ......................     $ 2,016     $ 3,109     $ 3,083
Obligations of U.S. Government agencies .......      15,282      26,849      38,339
Obligations of state and political subdivisions       1,067       1,410       1,030
Mortgage-backed securities ....................       9,768      14,891        --
Corporate debt securities .....................        --           631        --
                                                    -------     -------     -------
      Total debt securities ...................      28,133      46,890      42,452

Federal Home Loan Bank stock ..................       1,676       1,529       1,416
Equity securities .............................       2,003       2,532         532
                                                    -------     -------     -------
         Total investment securities ..........     $31,812     $50,951     $44,400
                                                    =======     =======     =======


         The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 1999 (dollars in thousands):

                                                                                    WEIGHTED
                                                               CARRYING             AVERAGE
          TYPE AND MATURITY                                      VALUE             YIELD (1)
--------------------------------------                    -------------------    ---------------
U.S. Treasury Securities

       Due after 1 but within 5 years                            $     2,016              6.68%
                                                          -------------------
              Total U.S. Treasury Securities                                              6.68%
                                                                       2,016

U.S. Government Agencies

       Due after 1 but within 5 years                                                     6.32%
                                                                      15,282
                                                          -------------------
              Total U.S. Government Agencies                                              6.32%
                                                                      15,282

State and Political Subdivisions

       Due within 1 year                                                                  3.92%
                                                                         170
       Due after 1 but within 5 years                                                     4.73%
                                                                         897
                                                          -------------------
              Total State and Political Subdivisions                                      4.60%
                                                                       1,067

Mortgage-Backed Securities                                                                6.20%
                                                                       9,768
                                                          -------------------
              Total Debt Securities                                                       6.24%
                                                                      28,133
Equity securities                                                                         4.05%
                                                                       3,679
                                                          -------------------
                          Total Securities                       $    31,812              5.99%
                                                          ===================    ===============


(1) Yields on tax-exempt securities have not been stated on a tax equivalent basis.

DEPOSIT LIABILITIES AND TIME DEPOSIT MATURITIES

         The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                               1999                           1998                        1997
DEPOSIT LIABILITIES                           AVERAGE                        AVERAGE                     AVERAGE
-------------------                   ---------------------          --------------------       ---------------------
                                         AMOUNT        RATE             AMOUNT       RATE           AMOUNT       RATE
                                                       PAID                          PAID                        PAID
                                      ----------------------         --------------------       ---------------------
Demand............................    $     115,038     N/A          $      75,826    N/A       $      58,062     N/A
Interest-bearing demand...........          122,519    3.05%               120,530   2.92%            102,484    3.01%
Savings...........................           15,828    2.00%                14,086   2.16%             13,027    2.18%
Time..............................           33,254    4.75%                25,295   5.12%             19,846    5.03%
                                      -------------                  -------------              -------------
   Total Deposits.................    $     286,639                  $     235,737              $     193,419
                                      =============                  =============              =============


         As of December 31, 1999 the Company's time deposit liabilities had the following times remaining to maturity (dollars in thousands):

                                                 TIME DEPOSITS OF                        ALL OTHER
                                               $100,000 OR MORE (1)                  TIME DEPOSITS (2)
                                         ------------------------------        ---------------------------
REMAINING TIME TO MATURITY                    AMOUNT            PERCENT             AMOUNT         PERCENT
--------------------------               ------------------------------        ---------------------------
3 months or less....................     $         8,434         59.93%        $         9,697      38.80%
Over 3 months

   Through 6 months.................               2,735         19.43%                  6,310      25.33%
Over 6 months
   Through 12 months................               2,372         16.86%                  6,043      24.26%
Over 12 months......................                 532          3.78%                  2,864      11.61%
                                         ------------------------------        ---------------------------
      Total.........................     $        14,073        100.00%        $        24,914     100.00%
                                         ==============================        ===========================


(1) Time deposits of $100,000 or more represent 4.93% of total deposits as of December 31, 1999. (2) All other time deposits represent 8.73% of total deposits as of December 31, 1999.

SHORT-TERM BORROWINGS

                                                                             MAXIMUM
                                                                              AMOUNT
                                          AT PERIOD END 12/31/99           OUTSTANDING          YEAR ENDED 12/31/99
                                      --------------------------------        AT ANY         ----------------------------
                                          AMOUNT          WEIGHTED          MONTH-END          AVERAGE       WEIGHTED
                                        OUTSTANDING       AVG RATE             1999            BALANCE       AVG RATE
                                      ----------------    ------------    ---------------    ------------    ------------
FHLB Borrowings                             $  13,000 (1)    5.79%              $ 19,400        $ 11,307        5.34%
Federal funds purchased                        17,100        4.86%              $ 17,100           1,850        5.21%
                                            ---------                                           --------
Total Short-term borrowings                 $  30,100        5.26%                              $ 13,157        5.32%


(1) Consists of $5,000,000 under the FHLB CMA Program and $8,000,000 under a promissory note agreement due February 11, 2000.

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

RECENT LEGISLATION - FINANCIAL HOLDING COMPANIES

         On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing the 1933 Glass-Steagall Act's separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while reserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a "Financial Holding Company," a subset of bank holding companies that satisfy the following criteria:

         1. all of the depository institution subsidiaries must be well capitalized and well managed;

         2. the holding company must file with the Federal Reserve Board a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Gramm-Leach-Bliley Act; and

         3. all of the depository institution subsidiaries must have a community Reinvestment Act rating of "satisfactory" or better.

         Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifies certain activities that are financial in nature. These activities include:

         o     acting as a principal, agent or broker for insurance;

         o     underwriting, dealing in or making a market in securities; and

         o     providing financial and investment advice.

         The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

         The Gramm-Leach-Bliley Act has only recently become law. Regulations of the banking agencies implementing the legislative changes can be expected in the near future. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Gramm-Leach-Bliley Act, the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations can be expected to impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization. Additionally, because the legislation allows various affiliates within a single holding company organization to serve a broader array of customers' financial goals, including their banking, insurance and investment goals, implementing regulations can be expected to impose strict safeguards on sharing of customer information among affiliated entities within an organization. Bancorp will evaluate the provisions of the Act and may elect to become a financial holding company.

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

         The Deposit Insurance Funds Act of 1996 ("Funds Act") eliminated the statutorily-imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as, the Bank's deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 cents per $100 of deposits per year. The Bank's FDIC insurance expense for 1999 was approximately $38,000.

REGULATORY DIVIDEND RESTRICTIONS

         The principal source of Bancorp's cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks: (1) no dividends may be paid which would impair capital; (2) until the surplus fund of a bank is equal to 50% of its capital, no dividends may be declared unless there has been carried to the surplus account no less than one fifth of its net profits for the dividend period; and (3) dividends are payable only out of a bank's undivided profits.

         In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

REGULATORY CAPITAL

         The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 1999 the Company is considered "well capitalized" according to these regulatory capital guidelines. See footnote 17 to the Financial Statements in this report.

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

         Loans are generally assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. The Company's investment securities, mainly U.S. Government sponsored agency obligations, are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations fully guaranteed by the United States Treasury or United States Government, which have 0% risk-weight. Off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

MONETARY POLICY

         The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant affect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2.  PROPERTIES

         At December 31, 1999, the Company conducted banking services in ten locations. Nine throughout Central Oregon and one in Salem, Oregon. All offices are free standing buildings except one location, which is leased space in a supermarket. The main office/administrative center and three other branch buildings are owned and are situated on leased land. The Bank owns land and building at two branch locations. The Bank leases land and building at two branch locations. All leases include multiple renewal options. The Bank owns property in the Old Mill district of Bend for a possible future branch, or combination branch/operations facility. Cascade Finance is housed in separate leased retail space in Bend, Oregon. In addition to the above, the Bank purchased land in Keizer, Oregon and intends to build a branch on the site to open in mid-2000.

         The Bank's Main Office and Administrative Center is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. Monthly rental is $4,738 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Mortgage lending, administrative and operational functions occupy approximately 8,400 square feet. A separate data processing and drive-up facility is also located on site. In 1999 the Bank acquired a 3,000 sq ft adjacent building for future expansion of administrative functions for $295,000. Certain other operations are located in an adjacent building subject to a short-term lease agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR CASCADE BANCORP'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Cascade Bancorp common stock trades on The NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol CACB. The primary market makers are:
Dain Rauscher Wessels Inc., Ragen MacKenzie, D.A. Davidson & Co., Pacific Crest Securities, Black & Company Inc., Herzog, Heine, Geduld, Inc., and Keefe, Bruyette & Woods, Inc.

         The high and low sales prices shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The NASDAQ Stock Market for the periods indicated.

                    FIRST QUARTER          SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                    -------------          --------------          -------------         --------------
1999
High                   $16.71                  $16.36                 $16.88                 $15.13
Low                    $14.89                  $13.64                 $12.88                 $11.25

1998
High                   $20.61                  $20.00                 $20.85                 $18.41
Low                    $15.75                  $16.06                 $13.75                 $14.89

         The Company declared a 10% stock dividend in June 1999 and a three-for-two stock split in June 1998. The Company announced the establishment of regular quarterly cash dividends in 1997. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

DIVIDENDS DECLARED AND PAID

                    FIRST QUARTER          SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                      PER SHARE              PER SHARE               PER SHARE              PER SHARE
                    -------------          --------------          -------------         --------------
2000                    $.08                     N/A                    N/A                    N/A

1999                    $.08                    $.08                   $.08                   $.08

1998                    $.07                    $.08                   $.08                   $.08

         At February 29, 2000, the Company had 6,871,759 shares of common stock outstanding held by approximately 2,700 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

                                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                             1999            1998           1997          1996       1995
                                                          ----------     -----------    ----------     --------    --------
INCOME STATEMENT DATA
     Interest income ..................................   $    28,076    $    22,453    $    18,836    $ 15,812    $ 13,904
     Interest expense .................................         6,337          5,181          4,787       4,052       3,769
     Net interest income ..............................        21,739         17,272         14,049      11,760      10,135
     Loan loss provision ..............................         2,110          1,179          1,075         432         481
     Noninterest income ...............................         5,409          5,713          4,310       4,020       3,099
     Noninterest  expense .............................        15,027         12,548          9,379       8,113       7,144
     Income before income taxes .......................        10,011          9,257          7,905       7,235       5,609
     Provision for income taxes .......................         3,773          3,491          2,864       2,722       1,977
     Net income .......................................   $     6,238    $     5,766    $     5,041    $  4,513    $  3,632

SHARE DATA

     Basic earnings per common share(1) ...............   $      0.91    $      0.84    $      0.72    $   0.64    $   0.52
     Diluted earnings per common share(1) .............   $      0.89    $      0.82    $      0.70    $   0.63    $   0.51
     Book value per common share(1) ...................   $      4.31    $      3.93    $      3.52    $   3.43    $   2.76
     Cash dividends per common share(1) ...............   $      0.32    $      0.31    $      0.27        --          --
     Ratio of dividends declared to netincome .........         35.19%         36.72%         37.99%       --          --
     Basic Weighted shares outstanding(1)(5) ..........         6,859          6,850          7,021       7,039       7,039
     Diluted weighted shares outstanding(1)(5) ........         7,021          7,065          7,224       7,158       7,104

   BALANCE SHEET DATA (AT PERIOD END)

     Investment securities ............................   $    31,812    $    50,951    $    44,400    $ 27,797    $ 13,368
     Loans, net .......................................       274,902        202,543        153,025     131,627     124,711
     Total assets .....................................       347,904        300,774        242,611     201,277     177,562
     Total deposits ...................................       285,313        270,863        211,345     171,082     152,438
     Total shareholders' equity (5) ...................        29,571         26,922         24,236      23,572      19,040

SELECTED RATIOS

     Return on average total shareholders' equity(5) ..         22.26%         22.72%         20.73%      21.04%      21.36%
     Return on average total assets ...................          1.88%          2.18%          2.23%       2.39%       2.24%
     Net interest spread ..............................          6.21%          6.40%          6.23%       6.11%       5.97%
     Net interest margin ..............................          7.46%          7.40%          7.17%       7.09%       6.92%
     Efficiency ratio (2) .............................         55.35%         54.59%         51.09%      51.41%      53.28%

ASSET QUALITY RATIOS

     Reserve for loan losses to ending total loans ....          1.26%          1.28%          1.32%       1.26%       1.30%
     Nonperforming assets to ending total assets (3) ..          0.19%          0.19%          0.04%       0.04%       0.04%
     Net loan charge-offs to average loans ............          0.49%          0.32%          0.48%       0.28%       0.00%

CAPITAL RATIOS

     Average shareholders' equity to average assets (5)          8.46%          9.61%         10.77%      11.33%      10.47%
     Leverage ratio (4) ...............................          8.37%          8.99%          9.63%      11.48%      10.64%
     Total risk-based capital ratio (4) ...............         11.09%         12.47%         14.29%      16.51%      14.29%

(1) Adjusted to reflect 10% stock dividends declared in 1995 and 1996, a two-for-one stock split in 1997, a three-for-two stock in 1998, and 10% stock dividend in 1999.

(2) Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(3) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and other real estate owned.

(4)  Computed in accordance with FRB and FDIC guidelines.

(5) During 1997 the Board adopted a stock repurchase plan to buyback approximately 2.5% of common stock. In addition, the Board adopted a plan to repurchase up to an additional 2.5% of common stock beginning in 1998.

SELECTED QUARTERLY FINANCIAL DATA

         The following table sets forth the Company's unaudited data regarding operations for each quarter of 1999 and 1998. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein (in thousands, except per share amounts):

                                                                      1999 QUARTERS ENDED
                                                      ------------------------------------------------------
                                                      DEC. 31        SEPT. 30         JUNE 30        MAR. 31
                                                      -------        --------         -------        -------
Interest income                                   $     7,477     $     7,328     $     6,991     $    6,280
Interest expense                                        1,767           1,573           1,562          1,435
                                                    ----------      ----------      ----------      ---------
Net interest income                                     5,710           5,755           5,429          4,845
Loan loss provision                                       455             549             734            371
                                                    ----------      ----------      ----------      ---------
Net interest income after loan loss provision           5,255           5,206           4,695          4,474
Noninterest income                                      1,378           1,282           1,370          1,379
Noninterest expense                                     3,948           3,864           3,621          3,594
                                                    ----------      ----------      ----------      ---------
Income before income taxes                              2,685           2,624           2,444          2,259
Provision for income taxes                              1,017             976             937            843
                                                    ----------      ----------      ----------      ---------
Net income                                        $     1,668     $     1,648     $     1,507     $    1,416
                                                    ==========      ==========      ==========      =========
Weighted average number
  of shares outstanding (1)                             6,867           6,862           6,848          6,859
Basic earnings per share (1)                            $0.24           $0.24           $0.22          $0.21
Fully diluted weighted average
  Number of shares outstanding (1)                      6,975           6,998           6,986          7,025
Fully diluted earnings per share (1)                    $0.24           $0.24           $0.22          $0.19

                                                                      1998 QUARTERS ENDED
                                                      ------------------------------------------------------
                                                      DEC. 31        SEPT. 30         JUNE 30        MAR. 31
                                                      -------        --------         -------        -------
Interest income                                   $     6,218     $     5,892     $     5,354     $    4,989
Interest expense                                        1,374           1,352           1,239          1,216
                                                    ----------      ----------      ----------      ---------
Net interest income                                     4,844           4,540           4,115          3,773
Loan loss provision                                       503             308             284             84
                                                    ----------      ----------      ----------      ---------
Net interest income after loan loss provision           4,341           4,232           3,831          3,689
Noninterest income                                      1,504           1,501           1,491          1,217
Noninterest expense                                     3,447           3,231           3,047          2,823
                                                    ----------      ----------      ----------      ---------
Income before income taxes                              2,398           2,502           2,275          2,083
Provision for income taxes                                885             967             836            804
                                                    ----------      ----------      ----------      ---------
Net income                                        $     1,513     $     1,535     $     1,439     $    1,279
                                                    ==========      ==========      ==========      =========
Weighted average number
  of shares outstanding (1)                             6,850           6,853           6,845          6,851
Basic earnings per share (1)                            $0.22           $0.22           $0.21          $0.19
Fully diluted weighted average
   Number of shares outstanding (1)                     6,409           6,427           6,431          6,440
Fully diluted earnings per share (1)                    $0.21           $0.22           $0.20          $0.19

-------------------
(1) Adjusted to give retroactive effect to a 10% stock dividend declared in June 1999 and a three-for-two stock split declared in June 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included elsewhere in this report.

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

HIGHLIGHTS

         The Company's 1999 net income was $6.2 million, up 8.2% from the $5.8 million earned in 1998. Net income in 1998 represented a 14.4% increase from 1997's net income of $5.0 million. During the reported periods, progressively higher earnings have led to improved earnings per share and strong return on equity. Diluted earnings per share reached $.89 in 1999 compared to $.82 in 1998 and $.70 in 1997, while return on equity was 22.3% in 1999 compared to 22.7% in 1998 and 20.7% in 1997.

         Increased earnings in 1999 were primarily due to a $73.6 million or 35.7% increase in the Company's loan portfolio with a resulting increase in net interest income. Investment portfolio securities declined by $19.1 million in 1999 due to a combination of maturities, calls and sales within the portfolio. The 1999 net growth in earning assets in 1999 was funded by expansion in customer deposit balances augmented by Federal Home Loan Bank and other wholesale borrowings. Similarly, 1998 earnings improved because of strong growth in the loan portfolio funded by a solid increase in deposit balances.

         Trends in non-interest income and expense continue to be affected by rapid growth in customers and higher account transaction volumes, as well as costs incurred in new business locations. In 1999, however, total non-interest income declined by 5.3% or $305,000 due to reduced revenue in residential mortgage banking activities owing to the higher interest rate environment. In contrast, during the lower interest rate climate in 1998, mortgage origination and sale activity had contributed to a 29% increase in non-interest income compared to 1997. The rate of growth in non-interest expenses moderated to 19.8% in 1999 from a 32.2% increase in 1998. This moderation occurred despite the Company incurring start up costs for two new branch locations and upgrading of computer and online banking capacity during the year.

         The Company opened two new branch banking offices in the first quarter of 1999, bringing total branch locations to ten. The Bank entered the Salem, Oregon market with a full service branch office and opened a second branch in Redmond, Oregon. The Redmond office reached breakeven financial performance late in 1999, and the Salem office is meeting internal projections as to financial performance. Management generally targets new branches to achieve profitability within two to three years, however there can be no assurance that future profitability will be achieved.

         Other highlights include the opening of a Bank Trust Department in July 1999. Trust services will focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. At the same time an on-site office of Raymond James Financial Services opened to provide convenient stock brokerage and investment services to Bank customers.

         The Company anticipates opening a new branch banking office in Keizer, Oregon in mid-2000, bringing total branch locations to eleven. The opening of this branch is not expected to be material to the financial results of the Company in 2000.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

NET INTEREST INCOME

         In 1999, net interest income increased 25.9% to $21.7 million compared to 1998, as growth in loan volumes generated higher interest income. Similarly, strong loan growth in 1998 drove an increase in net interest income of 22.9% to $17.3 million compared to 1997. In 1999 Interest from loans and investment activities increased $5.6 million compared to the year earlier. This followed a 1998 increase in interest income of $3.6 million compared to 1997. Increased earning assets at year-end 1999 were funded by a year over year growth in deposits of $14.5 million and borrowings of $30.1 million. Although the Bank's loan growth in 1999 was partially funded by the use of higher cost borrowed funds, the increase in interest income related to higher loan volumes exceeded the higher cost of such borrowing. In 1998, year-end customer deposits grew $59.5 million, approximately the same dollar growth as was experienced by the loan portfolio that year.

         The Company's net interest margin expanded from 7.17% in 1997, to 7.40% in 1998 and 7.46% in 1999. Yields on earning assets in 1997, 1998 and 1999 were 9.61%, 9.62% and 9.64%, respectively. Average rates paid on deposits and borrowings increased from 3.22% in 1998 to 3.43% in 1999. In mid-1999 the Federal Reserve embarked on a process of engineering higher market interest rates. It is anticipated that this will have the effect of increasing the Company's cost of funds into 2000. While the Bank has historically maintained a net interest margin well above peer banks and anticipates this to continue, the Company's future net interest margin is likely to be lower from the peak margins experienced during the past two years.

LOAN LOSS PROVISION

         The loan loss provision increased during the periods presented to keep pace with loan growth. Loan loss provision for 1999 was $2.1 compared to $1.2 million in 1998 and $1.1 million in 1997. The Bank's ratio of reserve for loan losses to total loans was 1.26% at December 31, 1999 as compared to 1.28% at December 31, 1998. Management believes the reserve for loan losses is adequate to absorb potential losses on identified nonperforming assets as well as general losses at historical and expected levels.

NONINTEREST INCOME

         During the periods reported, the Company has experienced steady increases in service fee income as it has increased its market share of business and consumer accounts. However, overall noninterest income in 1999 was down slightly from 1998 due to volatility in mortgage banking revenues resulting from the increasing interest rate environment that developed during 1999. Total noninterest income decreased 5.3% to $5.4 million in 1999 compared to $5.7 million in the prior year. In contrast, 1998 noninterest income was up 29.3% compared to 1997.

         Specifically, 1999 mortgage loan origination and processing fees decreased to $1.3 million in 1999 from $1.8 million the prior year. In the lower interest rate climate of 1998, residential mortgage loan origination and processing fees were $1.8 million, up from $1.1 million in 1997. Residential mortgage origination volumes totaled $98 million in 1999, $147 million in 1998 and $84 million in 1997. The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Therefore there can be no assurance as to the amount of origination fees and gains on sales of residential mortgage loans in the future. The Bank commenced in-house servicing of residential mortgage loans in March 1998. Serviced loans are bank originated residential mortgages that have been sold to FNMA. The mortgages were previously sub-serviced by another financial institution. Primarily due to building volumes of serviced loans, 1999 mortgage servicing fees increased to $640,000 compared to $492,000 in 1998 and $223,000 in 1997. Related mortgage servicing rights are amortized in proportion to estimated net servicing income. In the event of rapid customer refinancing or prepayment activity, market valuation of capitalized mortgage servicing rights could be impaired. Capitalized mortgage servicing rights totaled approximately $2.8 million at year-end 1999 compared to $2.3 million at year end 1998 and $1.3 million at year end 1997.

NONINTEREST EXPENSE

         Total 1999 noninterest expense was $15.0 million, an increase of $2.5 million or 19.8% from 1998. This was compared to an increase of 32.2% in 1998 over 1997. Salaries and benefits increased $1.5 million in 1999. Approximately half of this increase resulted from additional staffing for new endeavors including the start-up of two new branch locations and a Trust Department. In addition, volume related additions to staff occurred in operations, administration and data processing activities. The general level of compensation increased along with higher costs for benefits including healthcare and payroll taxes. Similarly, rapid growth in business volumes was the primary factor in the 1998 increase in salary and benefits of $1.9 million from 1997 levels. It is anticipated that human resources will increase in 2000 primarily due to staff additions for the expected new branch office in Keizer, Oregon. Other categories of expenses grew in both 1999 and 1998 in tandem with business expansion, including occupancy, equipment, supplies and communications costs. INCOME TAXES

         The provision for income taxes increased between the periods presented primarily as a result of higher pre-tax income. The effective tax rate in 1997 was lower than other years due to a state income tax rebate.

FINANCIAL CONDITION

         The Company continued to experience strong growth in 1999 in conjunction with the economic performance of the communities it serves. Total assets increased 15.7% to $347.9 million at December 31, 1999 compared to $300.8 million at December 31, 1998. Growth in total assets was funded by a $14.4 million increase in deposits and a $30.1 increase in borrowings at period end. Higher borrowings were a consequence of loan growth exceeding the increase in total deposits during the year. In the continuing strong economic environment in the markets served by the Company, the loan portfolio was up 35.7% to $280.0 million at year-end 1999, $73.6 million higher than a year earlier. Loan growth was concentrated in the commercial real estate portfolio up $41.1 million or 58.2%. This increase in part resulted from the Bank's tailored lending programs for owner occupied business ventures, whereby the Bank primarily relies on cash flow from the business for loan repayment, but takes commercial real estate properties as an additional level of security.

         The investment portfolio declined to $31.8 million at year-end 1999 compared to $51.0 million at year-end 1998. This reduction of investment securities resulted from a combination of maturities, calls, and sales within the portfolio. The cash proceeds from the declining investment portfolio were re-deployed to support the funding of increased loan volumes.

         Total deposits at year end 1999 were $285.3 million, an increase of $14.5 million or 5.3% compared to year-end 1998. Deposits averaged $286.6 million for the full year 1999, up 21.6% or $50.9 million from the prior year average. Comparative year-end changes in deposit composition include interest bearing demand up $13.9 million or 12.7%, time deposits up $8.2 million or 26.5%, and non-interest bearing demand down $8.3 million or 7.2%.

         The Company had no off balance sheet derivative financial instruments as of December 31, 1999 and 1998.

INFLATION

         The general rate of inflation over the past two years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company's financial position and earnings to be material.

LIQUIDITY

         The Company analyzes and manages its liquidity to ensure the availability of sufficient funds to meet depositor withdrawals as well as to fund borrowing needs of its loan customers. The Bank's stable deposit base is the foundation of its long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank's ability to borrow funds from a variety of reliable sources.

         At December 31, 1999 the Bank maintained five unsecured lines of credit totaling $18.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $34.5 million that may be accessed for short or long-term borrowings. The Bank also had $23.7 million short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. At December 31, 1999 the Bank had outstanding short-term borrowings totaling $30.1 million, with aggregate remaining available borrowings of $46.1 million.

         At December 31, 1999 the Bank had approximately $114 million in outstanding commitments to extend credit. Historically a significant portion of the commitments will expire or terminate without funding. In addition, approximately 26% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

CAPITAL RESOURCES

         The Company's total stockholders' equity at December 31, 1999 was $29.6 million, an increase of $2.6 million from December 31, 1998. 1999 equity was increased by earnings of $6.2 million for the year less cash dividends paid to shareholders of $2.2 million. In addition, during 1999, the Company repurchased 61,990 shares of its common stock outstanding pursuant to a Board of Directors authorized program. This had the effect of reducing equity by $.9 million during the year. At year end 1999, net unrealized gains (losses) on investment securities available-for-sale decreased to ($.6) million from $.2 million a year earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET AND LIABILITY MANAGEMENT

         It is the Company's Asset and Liability management policy to manage interest rate risk to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to mitigate its risk profile. In addition, the Company may acquire investment securities, interest rate swaps or other hedging instruments with repricing characteristics that tend to moderate interest rate risk. Because of the volatility of market rates and uncertainties described above there can be no assurance of the effectiveness of management programs to achieve its risk management objectives.

         The Company's profitability, like most financial institutions, depends to a large extent upon its net interest income, which is the difference between the interest earned on assets (loans and investments), versus the interest expense paid on its liabilities (deposits and borrowings). The Company's historical business activity had tended to originate loans with maturities and repricing terms which are shorter than those of deposit relationships. These maturity and repricing differences had tended to create an interest rate risk profile whereby the Company would tend to generate higher earnings should market interest rates rise and lower earnings should interest rates fall. However, the past years' strong loan growth coupled with increased short-term borrowings has moderated the Company's historic interest rate risk profile. At year-end 1999 the Company's future net interest income was proportionately less adversely impacted by markedly lower interest rates than a year ago, but is not favorably affected by markedly higher rates, as was the case in the past.

         The Company analyzes interest rate risk by simulation modeling and by traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management's opinion that simulation is the more effective tool for asset and liability management. The Bank's simulation analysis forecasts net interest income and earnings given an unchanged interest rate scenario. The model then estimates a percentage change in earnings from the unchanged rate scenario under various circumstances of gradually rising and declining market interest rates over one and two year time horizons. The following table defines extremes in market interest rates used in the model for rapidly rising and rapidly declining interest rate scenarios. These market rate extremes are reached gradually over the 2-year simulation horizon.

                            ----------------------------------------------------------------------------
                               Unchanged Rates                Rising Rates               Declining Rates
--------------------------------------------------------------------------------------------------------
Federal Funds Rate                5.75%                        11.00%                       2.00%
--------------------------------------------------------------------------------------------------------
   Prime Rate                     8.75%                        14.00%                       5.00%
--------------------------------------------------------------------------------------------------------

         The following table presents percentage change in earnings per the simulation model under the above-described scenarios of gradually rising and gradually declining interest rates as of year-end 1999.

         Estimated percentage increase/(decrease) in earnings compared to "unchanged" rate scenario:

                                   -----------------------------------------------------------------
                                          First twelve Months                   Second twelve Months
----------------------------------------------------------------------------------------------------
 Rising Rate Scenario                         (8.30%)                               (12.90%)
----------------------------------------------------------------------------------------------------
Declining Rate Scenario                       (4.40%)                               (17.60%)
----------------------------------------------------------------------------------------------------

         The above results are only indicative of the Company's possible range of interest rate risk exposure under various scenarios. The results do not encompass all possible changes in market rates, nor do the results include possible changes in volumes, pricing or portfolio management tactics which may enable management to moderate the effect of such interest rate changes.

         Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: 1) no presumption of changes in asset and liability strategies in response to changing circumstances; 2) errors in assumptions within the model;
3) uncertainties as to customer behavior in response to changing circumstance;
4) unexpected absolute and relative loan and deposit volume changes; 5) unexpected absolute and relative loan and deposit pricing levels; 6) unexpected behavior by competitors; 7) other unanticipated events impacting volatility in market conditions and interest rates.

         At year-end 1999, the Company's one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for repricing within one-year exceeded rate sensitive assets by approximately $62.8 million. A year earlier, rate sensitive assets exceeded maturing or available for repricing rate sensitive liabilities by $13.9 million.

INTEREST RATE GAP TABLE

         Set forth below is a table showing the interest rate sensitivity Gap of the Company's assets and liabilities over various repricing periods and maturities, as of December 31, 1999. Maturities are based on contractual terms and repricing amounts are based on actual historical experiences (dollars in thousands):

                                                             AFTER 90         AFTER
                                                  WITHIN     DAYS            ONE YEAR      AFTER
                                                  90         WITHIN         WITHIN         FIVE
                                                  DAYS       ONE YEAR      FIVE YEARS     YEARS         TOTAL
                                                 -------     --------      ----------     -------      --------
INTEREST EARNING ASSETS:

      Investments & fed funds sold .........   $    --       $   3,560     $  28,252    $   --       $  31,812
      Loans ................................      65,269        50,818       134,925       28,668      279,680
                                               ---------     ---------     ---------    ---------    ---------
          Total interest earning assets ....   $  65,269     $  54,378     $ 163,177    $  28,668    $ 311,492
                                               =========     =========     =========    =========    =========

INTEREST BEARING LIABILITIES:

      Interest-bearing demand deposits .....   $  66,469     $  50,326     $   6,654    $    --      $ 123,449
      Savings deposits .....................        --            --           6,634        9,054       15,688
      Time deposits ........................      18,101        17,460         3,426         --         38,987
                                               ---------     ---------     ---------    ---------    ---------
          Total interest bearing deposits ..      84,570        67,786        16,714        9,054      178,124

      Other borrowings .....................      30,100          --            --           --         30,100
                                               ---------     ---------     ---------    ---------    ---------
          Total interest bearing liabilities   $ 114,670     $  67,786     $  16,714    $   9,054    $ 208,224
                                               =========     =========     =========    =========    =========

Interest rate sensitivity gap ..............   $ (49,401)    $ (13,408)    $ 146,463    $  19,614    $ 103,268
Interest rate gap as a percentage
      Of total interest earning assets .....     (15.86%)        (4.30%)       47.02%        6.29%       33.15%
                                               =========     =========     =========    =========    =========
Cumulative interest rate sensitivity gap ...   $ (49,401)    $ (62,809)    $  83,654    $ 103,268    $ 103,268
Cumulative interest rate gap as a
      Percentage of total earning assets ...     (15.86%)       (20.16%)       26.86%       33.15%         N/A
                                               =========     =========     =========    =========    =========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For financial statements, see Index to Consolidated Financial Statements on page 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         Part III is incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 24, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   (1)   The financial  statements  required in this Annual  Report are listed in the  accompanying  Index to  Consolidated Financial
                  Statements on page 29.

             (2)  Financial Statement Schedules.

                  All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

      (b)         Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

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

CASCADE BANCORP                             CASCADE BANCORP

/s/ PATRICIA L. MOSS                        /s/ GREGORY D. NEWTON
-------------------------------------       ------------------------------------
Patricia L. Moss                            Gregory D. Newton
President/Chief Executive Officer           Senior Vice President/
                                              Chief Financial Officer
Date: February 21, 2000                     Date: February 21, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JERRY E. ANDRES                         FEBRUARY 21, 2000
-------------------------------------       ------------------------------------
Jerry E. Andres, Director                   Date

/s/ GARY L. CAPPS                           FEBRUARY 21, 2000
-------------------------------------       ------------------------------------
Gary L. Capps, Director/Chairman            Date

/s/ GARY L. HOFFMAN                         FEBRUARY 21, 2000
-------------------------------------       ------------------------------------
Gary L. Hoffman, Director/Vice Chairman     Date

/s/ PATRICIA L. MOSS                        FEBRUARY 21, 2000
-------------------------------------       ------------------------------------
Patricia L. Moss, Director/President/CEO    Date

/s/ RYAN R. PATRICK                         FEBRUARY 21, 2000
-------------------------------------       ------------------------------------
Ryan R. Patrick, Director                   Date

/s/ JAMES E. PETERSEN                       FEBRUARY 21, 2000
-------------------------------------       ------------------------------------
James E. Petersen, Director/                Date
 Assistant Secretary

/s/ ROGER J. SHIELDS                        FEBRUARY 21, 2000
-------------------------------------       ------------------------------------
Roger J. Shields, Director                  Date

                                 CASCADE BANCORP

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (ITEM 14(A))

                                                                                                                      PAGE
                                                                                                                      ----
Report of Independent Auditors..........................................................................................30

Consolidated Balance Sheets at

      December 31, 1999 and 1998........................................................................................31

For the Years Ended December 31, 1999, 1998 and 1997:

      Consolidated Statements of Income.................................................................................32
      Consolidated Statements of Changes in Stockholders' Equity........................................................33
      Consolidated Statements of Cash Flows.............................................................................34

Notes to Consolidated Financial Statements..............................................................................35

                    REPORT OF SYMONDS, EVANS & LARSON, P.C.,
                              INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ SYMONDS, EVANS & LARSON, P.C.
---------------------------------


Portland, Oregon
January 14, 2000

                                CASCADE BANCORP AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31, 1999 AND 1998

                                                               1999              1998
                                                            ----------        ----------
ASSETS

Cash and cash equivalents:
   Cash and due from banks .............................   $  19,420,537    $  18,696,221
   Federal funds sold ..................................            --          8,450,000
                                                           -------------    -------------
       Total cash and cash equivalents .................      19,420,537       27,146,221

Investment securities available-for-sale ...............      29,069,224       48,012,491
Investment securities held-to-maturity, estimated fair
   value of $2,740,062 ($2,952,327 in 1998) ............       2,742,794        2,938,489
Loans, net .............................................     274,902,232      202,543,262
Mortgage loans held for sale ...........................         422,999        2,119,642
Premises and equipment, net ............................       7,958,439        5,984,501
Accrued interest and other assets ......................      13,387,798       12,029,810
                                                           -------------    -------------

       Total assets ....................................   $ 347,904,023    $ 300,774,416
                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:

     Demand ............................................   $ 107,188,433    $ 115,532,163
     Interest bearing demand ...........................     123,448,962      109,580,561
     Savings ...........................................      15,688,114       14,940,897
     Time ..............................................      38,987,032       30,809,110
                                                           -------------    -------------

       Total deposits ..................................     285,312,541      270,862,731

   Federal Home Loan Bank borrowings ...................      13,000,000             --
   Federal funds purchased .............................      17,100,000             --
   Accrued interest and other liabilities ..............       2,919,984        2,990,003
                                                           -------------    -------------

       Total liabilities ...............................     318,332,525      273,852,734

Commitments and contingencies (Notes 1, 4, 9, 15 and 16)

Stockholders' equity:

   Common stock, no par value; 10,000,000 shares
     authorized; 6,862,234 shares issued and outstanding
     (6,226,082 in 1998) ...............................      17,728,564        9,545,545
   Retained earnings ...................................      12,465,355       17,218,415
   Accumulated other comprehensive income (loss) .......        (622,421)         157,722
                                                           -------------    -------------
       Total stockholders' equity ......................      29,571,498       26,921,682
                                                           -------------    -------------
       Total liabilities and stockholders' equity ......   $ 347,904,023    $ 300,774,416
                                                           =============    =============

                             See accompanying notes.

                                CASCADE BANCORP AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME

                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999            1998           1997
                                                         -----------     ------------   ------------
Interest and dividend income:
   Interest and fees on loans ........................   $ 25,540,073    $ 19,256,895   $ 15,788,357

   Taxable interest on investment securities .........      2,246,594       2,504,127      2,402,987
   Nontaxable interest on investment securities ......         47,718          41,518         73,646
   Interest on federal funds sold ....................         94,577         537,271        467,300
   Dividends on Federal Home Loan Bank stock .........        147,200         112,800        103,300
                                                         ------------    ------------   ------------
                  Total interest and dividend income .     28,076,162      22,452,611     18,835,590
Interest expense:
   Deposits:

     Interest bearing demand .........................      3,742,079       3,518,361      3,082,614
     Savings .........................................        315,848         303,702        284,093
     Time ............................................      1,579,061       1,293,588        998,334
   Federal Home Loan Bank borrowings .................        603,529          47,757        398,367
   Federal funds purchased ...........................         96,432          17,449         23,105
                                                         ------------    ------------   ------------
                  Total interest expense .............      6,336,949       5,180,857      4,786,513
                                                         ------------    ------------   ------------
Net interest income ..................................     21,739,213      17,271,754     14,049,077
Loan loss provision ..................................      2,110,138       1,179,399      1,075,109
                                                         ------------    ------------   ------------
Net interest income after loan loss provision ........     19,629,075      16,092,355     12,973,968
Noninterest income:

   Service charges on deposit accounts ...............      2,354,816       1,947,138      1,810,072
   Mortgage loan origination and processing fees .....      1,269,191       1,788,001      1,092,786
   Gains (losses) on sales of mortgage loans, net ....       (334,070)        198,129        399,947
   Losses on sales of investment securities available-
     for-sale ........................................        (10,619)           --             --
   Mortgage loan servicing fees, net .................        639,998         492,402        223,086
   Merchant bankcard fees, net .......................        300,502         300,348        324,625
   Other .............................................      1,188,713         987,202        568,787
                                                         ------------    ------------   ------------
                  Total noninterest income ...........      5,408,531       5,713,220      4,419,303
Noninterest expenses:
   Salaries and employee benefits ....................      8,560,000       7,045,542      5,175,149
   Equipment .........................................      1,271,237       1,092,319        898,156
   Occupancy .........................................      1,000,747         793,219        668,023
   Supplies ..........................................        527,004         393,344        284,756
   Third-party account services ......................        488,281         409,217        293,071
   Communications ....................................        438,371         382,498        305,428
   Advertising .......................................        212,225         352,955        269,236
   Other .............................................      2,528,780       2,079,041      1,594,611
                                                         ------------    ------------   ------------
                  Total noninterest expenses .........     15,026,645      12,548,135      9,488,430
                                                         ------------    ------------   ------------
Income before income taxes ...........................     10,010,961       9,257,440      7,904,841
Provision for income taxes ...........................      3,772,500       3,491,400      2,863,700
                                                         ------------    ------------   ------------
Net income ...........................................   $  6,238,461    $  5,766,040   $  5,041,141
                                                         ============    ============   ============
Basic earnings per common share                          $        .91    $        .84   $        .72
                                                         ============    ============   ============
Diluted earnings per common share                        $        .89    $        .82   $        .70
                                                         ============    ============   ============

                             See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                                        ACCUMULATED
                                             NUMBER                                                       OTHER          TOTAL
                                               OF        COMPREHENSIVE      COMMON       RETAINED      COMPREHENSIVE   STOCKHOLDERS'
                                             SHARES      INCOME (LOSS)      STOCK        EARNINGS      INCOME (LOSS)     EQUITY
                                             ---------   ------------    ------------   ------------   -------------   ------------
Balance at December 31, 1996 ............     2,132,967                   $ 13,058,417   $ 10,442,535   $     71,097   $ 23,572,049

Comprehensive income:
   Net income ...........................          --     $  5,041,141           --        5,041,141           --        5,041,141
   Other comprehensive income -
     unrealized gains on securities
     available-for-sale (net of income
     taxes of approximately $143,000) ...          --          231,668           --             --          231,668        231,668
                                                          ------------
Comprehensive income ....................          --     $  5,272,809           --             --             --             --
                                                          ============
Cash dividends paid (aggregating
   $.27 per share) ......................          --                            --       (1,915,032)          --       (1,915,032)
Two-for-one stock split .................     2,132,967                          --             --             --             --
Stock options exercised .................        24,936                        100,000           --             --          100,000
Repurchases of common stock .............      (118,632)                    (2,793,402)          --             --       (2,793,402)
                                             ----------                     ----------     ----------     ----------     ----------
Balance at December 31, 1997 ............     4,172,238                     10,365,015     13,568,644        302,765     24,236,424
Comprehensive income:

   Net income ...........................          --     $  5,766,040           --        5,766,040           --        5,766,040
   Other comprehensive loss -
     unrealized losses on securities
     available-for-sale (net of income
     taxes of approximately $91,000) ....          --         (145,043)          --             --         (145,043)      (145,043)
                                                          ------------
Comprehensive income ....................          --     $  5,620,997           --             --             --             --
                                                          ============
Cash dividends paid (aggregating
   $.31 per share) ......................          --                            --       (2,116,269)          --       (2,116,269)
Three-for-two stock split ...............     2,086,119                          --             --             --             --
Stock options exercised .................        14,669                        42,473           --             --           42,473
Repurchases of common stock .............       (46,944)                     (861,943)          --             --         (861,943)
                                             ----------                     ----------     ----------     ----------     ----------
Balance at December 31, 1998 ............     6,226,082                     9,545,545     17,218,415        157,722     26,921,682
Comprehensive income:

   Net income ...........................          --     $  6,238,461           --        6,238,461           --        6,238,461
   Other comprehensive loss -
    unrealized losses on securities
    available-for-sale (net of income
    taxes of approximately $476,000) net
    of reclassification adjustment for
    net losses on sales of investment
    securities available-for-sale
    included in net income (net of
    income taxes of approximately $4,000)          --         (780,143)          --             --         (780,143)      (780,143)
                                                          ------------
Comprehensive income ....................          --     $  5,458,318           --             --             --
                                                          ============
Cash dividends paid (aggregating
   $.32 per share) ......................          --                            --       (2,220,508)          --       (2,220,508)
M10%  stock dividend ....................       622,608                     8,771,013     (8,771,013)          --             --
Stock options exercised .................        75,534                       317,738           --             --          317,738
Repurchases of common stock .............       (61,990)                     (905,732)          --             --         (905,732)
                                             ----------                     ----------     ----------     ----------     ----------
Balance at December 31, 1999 ............     6,862,234                  $ 17,728,564   $ 12,465,355   $   (622,421)  $ 29,571,498
                                              =========                  ============   ============   ============   ============

                             See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999                1998                1997
                                                            ---------------     ---------------    ----------------
Cash flows from operating activities:
   Net income .............................................   $   6,238,461    $   5,766,040    $   5,041,141

   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization ......................       1,672,716        1,478,815          715,253
       Loan loss provision ................................       2,110,138        1,179,399        1,075,109
       Provision (credit) for deferred income taxes .......         (57,000)          27,000          279,000
       Discounts on sales of mortgage loans, net ..........         881,988          822,870          295,053
       Losses on sales of investment
        securities available-for-sale .....................          10,619             --               --
       Dividends on Federal Home Loan Bank stock ..........        (147,200)        (112,800)        (103,300)
       Deferred benefit plan expenses .....................         399,000          396,000          270,000
       Increase in accrued interest and other assets ......      (1,591,469)      (3,192,241)        (775,802)
       Increase (decrease) in accrued
        interest and other liabilities(355,019) ...........         563,719          137,854
       Originations of mortgage loans .....................     (97,715,204)    (146,507,292)     (84,860,279)
       Proceeds from sales of mortgage loans ..............      94,927,939      145,440,966       83,299,690
                                                              -------------    -------------    -------------

                  Net cash provided by operating activities       6,374,969        5,862,476        5,373,719

Cash flows from investing activities:
   Purchases of investment securities available-for-sale ..      (2,079,833)     (21,957,636)     (41,026,887)
   Purchases of investment securities held-to-maturity ....            --           (563,903)          (5,400)
   Proceeds from maturities and calls of investment
     securities available-for-sale ........................      15,131,540       15,663,174       23,923,471
   Proceeds from sales of investment securities
     available-for-sale ...................................       4,624,315             --               --
   Proceeds from maturities and calls of investment
     securities held-to-maturity ..........................         342,895          184,171          982,950
   Other loan originations, net ...........................     (70,867,188)     (50,697,735)     (22,473,293)
   Purchases of premises and equipment, net ...............      (2,961,632)      (1,782,254)      (1,491,887)
   Purchases of life insurance contracts ..................        (103,000)      (1,423,900)        (130,000)
   Surrender of life insurance contracts ..................          70,942           49,066          111,457
                                                              -------------    -------------    -------------
                  Net cash used in investing activities ...     (55,841,961)     (60,529,017)     (40,109,589)

Cash flows from financing activities:

   Net increase in deposits ...............................      14,449,810       59,517,958       40,262,679
   Net increase in federal funds purchased ................      17,100,000             --               --
   Net increase in Federal Home Loan Bank borrowings ......      13,000,000             --               --
   Stock options exercised ................................         317,738           42,473          100,000
   Repurchases of common stock ............................        (905,732)        (861,943)      (2,793,402)
   Cash dividends paid ....................................      (2,220,508)      (2,116,269)      (1,915,032)
   Repayment of long-term debt ............................            --         (5,000,000)            --
                                                              -------------    -------------    -------------

                  Net cash provided by financing activities      41,741,308       51,582,219       35,654,245
                                                              -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents ......      (7,725,684)      (3,084,322)         918,375

Cash and cash equivalents at beginning of the year ........      27,146,221       30,230,543       29,312,168
                                                              -------------    -------------    -------------
Cash and cash equivalents at end of the year ..............   $  19,420,537    $  27,146,221    $  30,230,543
                                                              =============    =============    =============



                             See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a bank holding company, and its wholly-owned subsidiaries, Bank of the Cascades (the Bank) and Cascade Bancorp Financial Services, Inc. (formerly Cascade Finance) (collectively, "the Company"). Cascade Bancorp Financial Services, Inc. was incorporated in 1999 to manage the existing consumer installment loans which were present in Cascade Finance. Subsequent to the incorporation of Cascade Bancorp Financial Services, Inc., the ongoing consumer finance operations of Cascade Finance became a division of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

       DESCRIPTION OF BUSINESS

       The Bank conducts a general banking business and primarily operates in one business segment. Its activities include the usual lending and deposit functions of a commercial bank: commercial, real estate, installment, credit card and mortgage loans; checking, money market, time deposit and savings accounts; internet banking and bill payment; automated teller machines (ATMs) and safe deposit facilities. The Bank also originates and sells mortgage loans into the secondary market.

       The Bank, doing business as Cascade Finance, purchases used automobile installment contracts from local dealerships in addition to direct consumer finance loans.

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

       The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks. The Bank has not experienced any losses in such accounts.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       During 1999, 1998 and 1997, noncash transactions resulted from unrealized gains (losses) on investment securities available-for-sale, net of income taxes, as disclosed in the accompanying consolidated statements of changes in stockholders' equity. In addition, during 1999, 1998 and 1997, noncash investing activities resulted from the net capitalization of approximately $547,000, $1,021,000 and $695,000, respectively, in originated mortgage servicing rights.

       During 1999, 1998 and 1997, the Bank paid approximately $6,302,000, $5,138,000 and $4,747,000, respectively, in interest expense.

       INVESTMENT SECURITIES

       Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

       Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities as of December 31, 1999 or 1998.

       Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes.

       Gains or losses on the sale of available-for-sale securities are determined using the specific-identification method. Gross losses on sales of investment securities available-for-sale during 1999 were $10,619. The income tax benefit applicable to these losses was approximately $4,000. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method over the period to maturity.

       Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities as of December 31, 1999 and 1998 are temporary.

       FEDERAL HOME LOAN BANK STOCK

       The Bank invests in Federal Home Loan Bank (FHLB) stock which is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of FHLB.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       LOANS

       Loans are stated at the amount of unpaid principal, reduced by any deferred loan fees and reserve for loan losses. The reserve for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the portfolio. Such factors include loss experience; review of problem loans; underlying collateral values; current economic conditions; and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

       The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. An impaired loan must be valued using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the loan's underlying collateral. The Bank primarily measures impairment on all large balance nonaccrual loans (typically commercial and commercial real estate loans) based on the fair value of the underlying collateral. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank's impaired loans at December 31, 1999 and 1998 were on nonaccrual status.

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

       Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve based on their judgment of the information available to them at the time of their examinations.

       MORTGAGE LOANS

       Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 1999 and 1998, mortgage loans held for sale were carried at cost, which approximated estimated market value.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       At December 31, 1999, 1998 and 1997, the Bank held servicing rights to approximately $268,792,000, $232,916,000 and $174,294,000, respectively, in mortgage loans which have been sold into the secondary market. Such mortgage loans are not included in the accompanying balance sheets. Beginning in March 1998, the Bank began in-house servicing of these mortgage loans. Previously, such mortgage loans were sub-serviced by another financial institution. The sale of these mortgage loans is subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

       During the years ended December 31, 1999, 1998 and 1997, the Bank capitalized approximately $1,154,000, $1,620,000 and $836,000, respectively, in mortgage servicing rights. The capitalized mortgage servicing rights are being amortized in proportion to, and over the period of, estimated net servicing income. During the years ended December 31, 1999, 1998 and 1997, the amortization of the capitalized mortgage servicing rights totaled approximately $607,000, $599,000 and $141,000, respectively. The net amount of capitalized mortgage servicing rights at December 31, 1999 and 1998 (approximately $2,838,000 and $2,291,000, respectively) is included in accrued interest and other assets in the accompanying consolidated balance sheets.

       The fair value (which approximates the carrying amount) of the capitalized mortgage servicing rights at December 31, 1999 and 1998 was determined by management based on comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics and estimates of the net present value of expected future cash flows. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment include, but are not limited to, interest rates, interest types (i.e., fixed and variable) and loan types. Each strata is then discounted to reflect the present value of the expected future cash flows utilizing current market assumptions including discount rates, prepayment speeds and delinquency rates.

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

       OTHER REAL ESTATE

       Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Subsequent write-downs to net realizable value, if any, and any disposition gains or losses, are included in noninterest income and expenses. Other real estate at December 31, 1999 and 1998 totaled approximately $40,000 and $409,000, respectively.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       STOCKHOLDERS' EQUITY

       The Bank, as a state-chartered bank, is prohibited from declaring or paying any dividend in an amount greater than undivided profits. At December 31, 1999, approximately $6,825,000 was available for the payment of dividends to Bancorp without prior regulatory approval.

       In June 1999, the Company declared a 10% stock dividend; in June 1998, the Company declared a three-for-two stock split; and in June 1997, the Company declared a two-for-one stock split. Basic and diluted earnings per common share (see Note 11), cash dividends per share and the stock option plan information (see Note 14) have been adjusted to give retroactive effect to the stock dividend and stock splits.

       During 1999, 1998 and 1997, the Company repurchased shares of its common stock. As of December 31, 1999, approximately 43,000 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

       In January 2000, the Company declared a $.08 per share cash dividend which totaled approximately $549,000 and is payable to stockholders of record as of January 25, 2000.

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

       RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133" (SFAS 137), an amendment of SFAS 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The Company had no significant derivatives as of December 31, 1999, nor does the Company engage in any hedging activities. Accordingly, the Company does not anticipate that the adoption of SFAS 133, as amended by SFAS 137, will have a material effect on its consolidated financial position or results of operations.

       In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS 134), was issued. SFAS 134 was effective in 1999 and had no effect on the accompanying consolidated financial statements.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       RECLASSIFICATIONS

       Certain amounts in 1998 and 1997 have been reclassified to conform with the 1999 presentation.

2.     CASH AND DUE FROM BANKS

       The Bank is required to maintain an average reserve balance (approximately $1,846,000 and $1,050,000 at December 31, 1999 and 1998,
       respectively) with the Federal Reserve Bank or maintain such reserve balance in the form of cash. This requirement was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank in excess of this amount.

3.     INVESTMENT SECURITIES

       Investment securities at December 31, 1999 and 1998 consisted of the following:

                                             GROSS          GROSS         ESTIMATED
                               AMORTIZED   UNREALIZED     UNREALIZED        FAIR
                                 COST        GAINS          LOSSES          VALUE
                              ----------   ----------     ----------     -----------
1999

AVAILABLE-FOR-SALE
U.S. Government and
  agency securities ......   $15,538,091   $      --     $   255,820   $15,282,271
Mortgage-backed securities    10,009,453          --         240,969     9,768,484
U.S. Treasury securities .     1,997,742        17,878          --       2,015,620
Equity securities ........     2,527,843          --         524,994     2,002,849
                             -----------   -----------   -----------   -----------
                             $30,073,129   $    17,878   $ 1,021,783   $29,069,224
                             ===========   ===========   ===========   ===========
HELD-TO-MATURITY
Obligations of state and
  political subdivisions .   $ 1,066,694   $     5,243   $     7,975   $ 1,063,962
FHLB stock ...............     1,676,100          --            --       1,676,100
                             -----------   -----------   -----------   -----------
                             $ 2,742,794   $     5,243   $     7,975   $ 2,740,062
                             ===========   ===========   ===========   ===========


                                             GROSS          GROSS         ESTIMATED
                               AMORTIZED   UNREALIZED     UNREALIZED        FAIR
                                 COST        GAINS          LOSSES          VALUE
                              ----------   ----------     ----------     -----------
1998

AVAILABLE-FOR-SALE

U.S. Government and
  agency securities ......   $26,538,402   $   318,438   $     7,350   $26,849,490
Mortgage-backed securities    15,064,132        29,777       202,794    14,891,115
U.S. Treasury securities .     2,995,217       113,783          --       3,109,000
Equity securities ........     2,529,512         2,724          --       2,532,236
Corporate debt securities        632,505          --           1,855       630,650
                             -----------   -----------   -----------   -----------

                             $47,759,768   $   464,722   $   211,999   $48,012,491
                             ===========   ===========   ===========   ===========
HELD-TO-MATURITY
Obligations of state and
  political subdivisions .   $ 1,409,525   $    17,393   $     3,555   $ 1,423,363
FHLB stock ...............     1,528,964          --            --       1,528,964
                             -----------   -----------   -----------   -----------

                             $ 2,938,489   $    17,393   $     3,555   $ 2,952,327
                             ===========   ===========   ===========   ===========

       The amortized cost and estimated fair value of investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        ESTIMATED
                                          AMORTIZED       FAIR
                                            COST          VALUE
                                        ------------  ------------
AVAILABLE-FOR-SALE
Due after one year through five years   $17,535,833   $17,297,891
Mortgage-backed securities ..........    10,009,453     9,768,484
Equity securities ...................     2,527,843     2,002,849
                                        -----------   -----------
                                        $30,073,129   $29,069,224
                                        ===========   ===========


                                                       ESTIMATED
                                         AMORTIZED       FAIR
                                           COST          VALUE
                                        ----------   ------------
HELD-TO-MATURITY
Due in one year or less .............   $  169,974   $  169,533
Due after one year through five years      896,720      894,429
FHLB stock ..........................    1,676,100    1,676,100
                                        ----------   ----------
                                        $2,742,794   $2,740,062
                                        ==========   ==========

       Investment securities with a carrying value of approximately $13,690,000 and $12,861,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

4.     LOANS

       Loans at December 31, 1999 and 1998 consisted of the following:

                                 1999           1998
                             -----------    -----------
Commercial ..............   $ 43,122,090   $ 31,279,762
Real estate:
  Construction ..........     49,275,932     44,874,991
  Mortgage ..............     41,082,475     36,670,954
  Commercial ............    111,577,500     70,524,183
Installment .............     34,622,137     22,693,633
                            ------------   ------------
                             279,680,134    206,043,523
Less:
  Reserve for loan losses      3,525,185      2,635,820
  Deferred loan fees ....      1,252,717        864,441
                            ------------   ------------

                               4,777,902      3,500,261
                            ------------   ------------

Loans, net ..............   $274,902,232   $202,543,262
                            ============   ============

       The Bank has nine branches located in central Oregon and one branch located in Salem, Oregon. The result of doing business in these geographic areas has been growth in loan demand. A substantial portion of the Bank's loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the local market conditions.

       In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank's lending capability or to mitigate risk. At December 31, 1999 and 1998, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $2,529,000 and $2,015,000, respectively.

       Also in the normal course of business, the Bank finances qualified construction projects. The majority of residential construction loans are sold into the secondary market subsequent to completion of the projects.

5.     RESERVE FOR LOAN LOSSES

       Transactions in the reserve for loan losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                     1999           1998           1997
                                  ---------       --------       ---------
Balance at beginning of year .   $ 2,635,820    $ 2,048,561    $ 1,691,260
Loan loss provision ..........     2,110,138      1,179,399      1,075,109
Loans charged-off ............    (1,399,142)      (634,077)      (777,505)
Recoveries of loans previously
  charged-off ................       178,369         41,937         59,697
                                 -----------    -----------    -----------
Balance at end of year .......   $ 3,525,185    $ 2,635,820    $ 2,048,561
                                 ===========    ===========    ===========

       Impaired loans as of December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999 were not significant to the accompanying consolidated financial statements. In addition, loans past due 90 days or more and still accruing interest at December 31, 1999 and 1998 were not significant to the accompanying consolidated financial statements.

6.     PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 1999 and 1998 consisted of the following:

                                                    1999           1998
                                                  --------       --------
Land .........................................   $ 1,116,498   $   184,600
Buildings and leasehold improvements .........     6,296,418     5,452,177
Furniture and equipment ......................     6,124,845     5,085,815
                                                 -----------   -----------
                                                  13,537,761    10,722,592
Less accumulated depreciation and amortization     5,579,322     4,738,091
                                                 -----------   -----------
                                                 $ 7,958,439   $ 5,984,501
                                                 ===========   ===========

7.     TIME CERTIFICATES OF DEPOSIT

       Time certificates of deposit in excess of $100,000 aggregated approximately $14,073,000 and $9,310,000 at December 31, 1999 and 1998,
       respectively. Interest expense on time certificates of deposit in excess of $100,000 was approximately $432,000, $307,000 and $169,000 in 1999,
       1998 and 1997, respectively.

       At December 31, 1999, the scheduled annual maturities of all time certificates of deposit were approximately as follows:

                  2000             $  35,591,000
                  2001                 2,156,000
                  2002                   921,000
                  2003                   209,000
                  2004                   110,000
                                   -------------
                                   $  38,987,000

8.     BORROWING AGREEMENTS

       The Bank participates in the Cash Management Advance Program (the Program) with the FHLB, which is subject to annual renewal in October 2000. As of December 31, 1999, the Bank had $5,000,000 in borrowings outstanding from the FHLB under the Program with interest at 5.70%. In addition, as of December 31, 1999, the Bank had $8,000,000 in borrowings outstanding from the FHLB under a promissory note agreement, which are due in February 2000 and bear interest at a fixed rate of 5.84%. As of December 31, 1999, the Bank had remaining available borrowings from the FHLB of approximately $21,517,000.

       All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank's FHLB stock, any funds on deposit with the FHLB, investment securities and loans. As of December 31, 1998, there were no borrowings outstanding from the FHLB.

9.     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

       In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank's involvement in these particular classes of financial instruments. As of December 31, 1999 and 1998, the Bank held no derivative financial instruments.

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

       A summary of the Bank's off-balance sheet financial instruments at December 31, 1999 and 1998 is approximately as follows:

                                                    1999           1998
                                                  --------       --------
Commitments to extend credit ................   $ 97,280,000   $ 65,858,000
Commitments under credit card lines of credit     15,954,000     10,889,000
Standby letters of credit ...................      1,051,000        785,000
                                                ------------   ------------
Total off-balance sheet financial instruments   $114,285,000   $ 77,532,000
                                                ============   ============


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

10.    INCOME TAXES

       The provision (credit) for income taxes for the years ended December 31, 1999, 1998 and 1997 was approximately as follows:

                                1999            1998          1997
                              -------         -------        -------
Current:
  Federal ................   $ 3,166,000    $ 2,851,400   $ 2,280,700
  State ..................       663,500        613,000       304,000
                             -----------    -----------   -----------
                               3,829,500      3,464,400     2,584,700
Deferred .................       (57,000)        27,000       279,000
                             -----------    -----------   -----------
Provision for income taxes   $ 3,772,500    $ 3,491,400   $ 2,863,700
                             ===========    ===========   ===========



       The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 1999, 1998 and 1997 were approximately as follows:

                                                1999          1998            1997
                                             --------        -------         -------
Expected federal income tax at statutory
  rate of 34% ...........................   $ 3,403,700    $ 3,147,500    $ 2,687,600
Effect of nontaxable interest income, net       (24,600)       (26,700)       (43,000)
State income taxes, net of federal effect       437,900        404,700        200,400
Other, net ..............................       (44,500)       (34,100)        18,700
                                            -----------    -----------    -----------
Provision for income taxes ..............   $ 3,772,500    $ 3,491,400    $ 2,863,700
                                            ===========    ===========    ===========

       The components of the net deferred tax assets (liabilities) at December 31, 1999 and 1998 were approximately as follows:

                                                       1999         1998
                                                    --------      --------
Assets:
  Loan loss provision ..........................   $1,063,000   $  838,000
  Net unrealized losses on investment securities      381,000         --
  Deferred compensation expense ................      558,000      405,000

Deferred life insurance expense ................      149,000      121,000
  Other ........................................      239,000      145,000
                                                   ----------   ----------
       Total deferred tax assets ...............    2,390,000    1,509,000
Liabilities:
  Deferred loan fees ...........................      288,000      236,000
  Mortgage servicing rights ....................    1,090,000      880,000
  FHLB stock dividends .........................      275,000      218,000
Net unrealized gains on investment securities ..         --         95,000
  Earnings on life insurance policies ..........      416,000      292,000
  Other ........................................       45,000       45,000
                                                   ----------   ----------
       Total deferred tax liabilities ..........    2,114,000    1,766,000
                                                   ----------   ----------
       Net deferred tax assets (liabilities) ..    $  276,000   $ (257,000)
                                                   ==========   ==========

       Management believes, primarily based upon the Company's historical performance, that the net deferred tax assets will be recognized in the normal course of operations and, accordingly, management has not reduced net deferred tax assets by a valuation allowance.

       The Company made income tax payments of approximately $4,165,000, $3,267,000 and $2,520,000 during 1999, 1998 and 1997, respectively.

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

       The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 1999, 1998 and 1997 can be reconciled as follows:

                                                                        NET
                                                                      INCOME           SHARES           PER-SHARE
                                                                    (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                                   ------------     -------------       ----------
       1999
       Basic earnings per common share -
         Income available to common stockholders                  $    6,238,461        6,858,681         $   .91
       Effect of assumed conversion of stock options                           -          161,951
                                                                  --------------    -------------         -------
       Diluted earnings per common share                          $    6,238,461        7,020,632         $   .89
                                                                  ==============    =============         =======

       1998
       Basic earnings per common share -
         Income available to common stockholders                  $    5,766,040        6,849,835         $   .84
       Effect of assumed conversion of stock options                           -          215,398
                                                                   --------------    -------------         ------
       Diluted earnings per common share                          $    5,766,040        7,065,233         $   .82
                                                                  ==============    =============         =======

       1997
       Basic earnings per common share -
         Income available to common stockholders                  $    5,041,141        7,021,310         $   .72
       Effect of assumed conversion of stock options                           -          203,106
                                                                  --------------    -------------         -------
       Diluted earnings per common share                          $    5,041,141        7,224,416         $   .70
                                                                  ==============    =============         =======


       The above computations have not been adjusted to reflect the issuance of additional stock options in January 2000 (see Note 14).

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

       An analysis of activity with respect to loans to directors and officers of the Bank for the year ended December 31, 1999 was as follows:

          Balance at December 31, 1998                    $  1,678,306
          Additions                                          2,851,766
          Repayments                                        (3,194,498)
                                                           -----------
          Balance at December 31, 1999                    $  1,335,574
                                                           ===========

13.    BENEFIT PLANS

       401(K) PROFIT SHARING PLAN

       The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and employer contributions related to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes. Employees have the option to receive a portion of the employer's contribution in cash. Employees vest in the employer contributions which are contributed into the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $811,000, $755,000 and $628,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       OTHER BENEFIT PLANS

       The Bank has deferred compensation plans for members of the Board of Directors (the Board) and certain key executives and managers, a salary continuation plan for certain key executives and a fee continuation plan for the Board.

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

       The plans also include death benefit provisions for certain participants. To assist in the funding of the plans, the Bank has purchased life insurance policies on the majority of the participants. The cash surrender value of these policies at December 31, 1999 and 1998 was approximately $6,157,000 and $5,632,000, respectively, and is included in accrued interest and other assets in the accompanying consolidated balance sheets.

       As of December 31, 1999 and 1998, the liabilities related to the deferred compensation plans included in the accompanying consolidated balance sheets totaled approximately $693,000 and $509,000, respectively. The amount of expense charged to operations in 1999, 1998 and 1997 related to the deferred compensation plans was approximately $184,000, $182,000 and $122,000, respectively. As of December 31, 1999 and 1998, the liabilities related to the salary continuation and fee continuation plans included in the accompanying consolidated balance sheets totaled approximately $761,000 and $546,000, respectively. The amount of expense charged to operations in 1999, 1998 and 1997 for the salary continuation and fee continuation plans was approximately $215,000, $214,000 and $147,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the life insurance policies. The net amount of income earned (net of related policy load charges, mortality costs and surrender charges incurred) on the life insurance policies which was included in other noninterest income in 1999, 1998 and 1997 was approximately $246,000, $196,000 and $123,000, respectively.

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

       SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires companies, such as Bancorp, that use the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options. The effect of applying the fair value-based method to stock options granted in the years ended December 31, 1999, 1998 and 1997 resulted in an estimated weighted-average grant date fair value of $5.34, $5.72 and $2.32, respectively. Had compensation cost been determined based on the fair value of the options at the date of grant, the Company's pro forma net income, pro forma basic earnings per common share and pro forma diluted earnings per common share would have been as follows:

                                                                     1999           1998              1997
                                                                  -----------    -----------       -----------
       Net income                                As reported      $ 6,238,461    $ 5,766,040       $ 5,041,141
                                                 Pro forma          6,072,449      5,553,108         4,905,554

       Basic earnings per common share           As reported      $       .91    $       .84       $       .72
                                                 Pro forma                .89            .81               .70

       Diluted earnings per common share         As reported      $       .89    $       .82       $       .70
                                                 Pro forma                .86            .79               .68

       The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted:

                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
       Dividend yield                                                       2.0%             1.6%              1.6%
       Expected volatility                                                 33.3%            36.3%             35.8%
       Risk-free interest rate                                              6.3%             4.6%              5.8%
       Expected option lives                                             5 years          5 years           5 years

       Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the proforma effects for 1999, 1998 and 1997 may not be representative of the effects on reported results in future years.

       At December 31, 1999, 209,965 shares reserved under the Stock Option Plan were available for future grant. Activity related to the Stock Option Plan for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                       1999                 1998                  1997
                                --------------------  -------------------   --------------------
                                           WEIGHTED-            WEIGHTED-              WEIGHTED-
                                 OPTIONS    AVERAGE   OPTIONS    AVERAGE    OPTIONS     AVERAGE
                                  OUT-     EXERCISE     OUT-    EXERCISE     OUT-      EXERCISE
                                STANDING    PRICE     STANDING    PRICE     STANDING    PRICE
                                --------   ---------  --------  ---------   --------   ---------
Balance at beginning of year    354,913    $ 7.06     296,970    $ 4.32     242,827    $ 3.04
Granted ....................     64,900     16.14      75,898     16.97     100,237      6.76
Forfeited ..................    (28,212)    14.57      (1,819)    11.29      (4,950)     6.59
Exercised ..................    (75,534)     4.21     (16,136)     2.64     (41,144)     2.43
                                --------                                    -------
Balance at end of year .....    316,067    $ 8.94     354,913    $ 7.06     296,970    $ 4.32
                                =======    ======     =======    ======     =======    ======

       Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 1999 is as follows:

                    OPTIONS OUTSTANDING                       EXERCISABLE OPTIONS
                   -----------------------------------    ---------------------------
                                            WEIGHTED-
                              WEIGHTED-      AVERAGE                        WEIGHTED-
                              AVERAGE       REMAINING                       AVERAGE
EXERCISE           NUMBER OF  EXERCISE     CONTRACTUAL     NUMBER OF        EXERCISE
PRICE RANGE        OPTIONS    PRICE        LIFE (YEARS)     OPTIONS           PRICE
-----------        ---------  --------     ------------    ---------       ----------
$  2.28            57,534     $  2.28          4             57,534         $  2.28
   3.32            38,926        3.32          5             38,926            3.32
   4.62            36,299        4.62          6             36,299            4.62
   6.59            62,040        6.59          7             59,136            6.59
  11.06             3,300       11.06          7                  -           11.06
  16.97            59,393       16.97          8             48,010           16.97
  16.14            58,575       16.14          9             33,440           16.14
                   ------                                    ------
                  316,067     $  8.94        6.7            273,345         $  7.95
                  =======     =======        ===            =======         =======

       Exercisable options as of December 31, 1998 and 1997 totaled 324,751 and 280,883, respectively.

       In January 2000, ISOs for an additional 74,000 shares were granted at $12.50 per share, subject to the Company meeting certain performance standards in 2000.

15.    COMMITMENTS AND CONTINGENCIES

       The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 1999, the aggregate minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were approximately as follows:

              2000                    $   443,000
              2001                        452,000
              2002                        438,000
              2003                        424,000
              2004                        437,000
              Thereafter                4,545,000
                                        ---------
              Total minimum payments  $ 6,739,000
                                      ===========

       Total rental expense was approximately $426,000, $286,000 and $236,000 in 1999, 1998 and 1997, respectively.

       In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations at December 31, 1999.

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

       In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles and non-capitalized mortgage loan servicing rights. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 1999 and 1998.

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

           LOANS: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 1999 and 1998 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

           DEPOSITS: The estimated fair value of demand deposits, consisting of checking, savings and certain interest bearing demand deposit accounts, is represented by the amounts payable on demand. The estimated fair value of certificates of deposit is calculated by discounting the scheduled cash flows using the December 31, 1999 and 1998 rates offered on these instruments.

           FEDERAL FUNDS PURCHASED: The carrying amount approximates the estimated fair value due to the short-term nature of these borrowings.

           FHLB BORROWINGS: The carrying amount approximates the estimated fair value due to the short-term nature of these borrowings.

           OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The estimated fair value of off-balance sheet financial instruments (primarily commitments to extend credit) is determined based on fees currently charged for similar commitments. Management estimates that these fees approximate $730,000 and $500,000 as of December 31, 1999 and 1998, respectively.

       The estimated fair values of the Company's significant on-balance sheet financial instruments at December 31, 1999 and 1998 were as follows:

                                            1999                         1998
                                   ------------------------     ------------------------
                                   CARRYING       ESTIMATED     CARRYING       ESTIMATED
                                    VALUE         FAIR VALUE     VALUE         FAIR VALUE
                                  ---------      -----------   ----------      ----------
Financial assets:
  Cash and cash equivalents ..   $ 19,420,537   $ 19,421,000   $ 27,146,221   $ 27,146,000
  Investment securities:
     Available-for-sale ......     29,069,224     29,069,000     48,012,491     48,012,000
     Held-to-maturity ........      2,742,794      2,740,000      2,938,489      2,952,000
  Loans, net (including mort-
     gage loans held for sale)    275,325,231    274,307,000    204,662,904    207,758,000

Financial liabilities:
  Deposits ...................    285,312,541    285,310,000    270,862,731    270,960,000
  FHLB borrowings ............     13,000,000     13,000,000           --             --
  Federal funds purchased ....     17,100,000     17,100,000           --             --

17.    REGULATORY MATTERS

       The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes that as of December 31, 1999, the Company and the Bank meet or exceed all relevant capital adequacy requirements.

       As of December 31, 1999, the most recent notifications from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the Company and the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company's or the Bank's regulatory capital categorization.

       The Company's actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                              REGULATORY MINIMUM
                                                                                            TO BE "WELL CAPITALIZED"
                                                                REGULATORY MINIMUM TO BE     UNDER PROMPT CORRECTIVE
                                               ACTUAL           "ADEQUATELY CAPITALIZED"        ACTION PROVISIONS
                                        -------------------     ------------------------   ------------------------
                                        AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
       December 31, 1999:

       Tier 1 capital
         (to average assets)          $    29,340      8.4%     $    14,027       4.0%    $    17,534       5.0%
       Tier 1 capital
         (to risk-weighted assets)         29,340      9.9           11,854       4.0          17,781       6.0
       Total capital
         (to risk-weighted assets)         32,866     11.1           23,708       8.0          29,635      10.0

       December 31, 1998:

       Tier 1 capital
         (to average assets)               26,391      9.0           11,740       4.0          14,676       5.0
       Tier 1 capital
         (to risk-weighted assets)         26,391     11.3            9,312       4.0          13,968       6.0
       Total capital
         (to risk-weighted assets)         29,027     12.5           18,624       8.0          23,281      10.0

       The Bank's actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                              REGULATORY MINIMUM
                                                                                            TO BE "WELL CAPITALIZED"
                                                                REGULATORY MINIMUM TO BE    UNDER PROMPT CORRECTIVE
                                               ACTUAL           "ADEQUATELY CAPITALIZED"       ACTION PROVISIONS
                                        -------------------     ------------------------    -----------------------
                                        AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
       December 31, 1999:

       Tier 1 capital
         (to average assets)          $    26,626      7.7%     $    13,905       4.0%    $    17,382       5.0%
       Tier 1 capital
         (to risk-weighted assets)         26,626      9.1           11,662       4.0          17,493       6.0
       Total capital
         (to risk-weighted assets)         30,149     10.3           23,324       8.0          29,155      10.0

       December 31, 1998:

       Tier 1 capital
         (to average assets)               22,347      7.7           11,627       4.0          14,534       5.0
       Tier 1 capital
         (to risk-weighted assets)         22,347      9.7            9,244       4.0          13,865       6.0
       Total capital
         (to risk-weighted assets)         24,879     10.8           18,488       8.0          23,109      10.0

18.    PARENT COMPANY FINANCIAL INFORMATION

       Condensed financial information for Cascade Bancorp (Parent Company only) is presented as follows:

                            CONDENSED BALANCE SHEETS

                                                             DECEMBER 31,
                                                     ------------------------
                                                         1999         1998
                                                     ----------   -----------
Assets:
   Cash and cash equivalents ....................   $   283,025   $   574,438
   Due from Cascade Finance .....................       375,000     1,900,000
   Investment securities available-for-sale .....     2,002,849     2,532,236
   Investment in subsidiaries ...................    27,720,558    23,808,005
   Other assets .................................       315,066       110,672
                                                    -----------   -----------
       Total assets .............................   $30,696,498   $28,925,351
                                                    ===========   ===========
Liabilities:

   Accrued liabilities ..........................   $      --     $   103,669
   Due to the Bank ..............................     1,125,000     1,900,000
                                                    -----------   -----------

       Total liabilities ........................     1,125,000     2,003,669

Stockholders' equity ............................    29,571,498    26,921,682
                                                    -----------   -----------

       Total liabilities and stockholders' equity   $30,696,498   $28,925,351
                                                    ===========   ===========

                         CONDENSED STATEMENTS OF INCOME

                                                          YEARS ENDED DECEMBER 31,
                                                ----------------------------------------
                                                     1999         1998           1997
                                                -----------    -----------    ----------
Interest and dividend income ................   $   135,053    $    19,323    $      --

Expenses:
   Administrative ...........................        59,058        102,000         34,893
   Interest .................................       102,488           --             --
   Other ....................................        96,022        119,525           --
                                                -----------    -----------    -----------
       Total expenses .......................       257,568        221,525         34,893
                                                -----------    -----------    -----------
Loss before income tax benefit and equity in
   undistributed net earnings of subsidiaries      (122,515)      (202,202)       (34,893)
Income tax benefit ..........................        46,500         74,462         13,957
                                                -----------    -----------    -----------
 Loss before equity in undistributed net
   earnings of subsidiaries .................       (76,015)      (127,740)       (20,936)
 Equity in undistributed net earnings
   of subsidiaries ..........................     6,314,476      5,893,780      5,062,077
                                                -----------    -----------    -----------
Net income ..................................   $ 6,238,461    $ 5,766,040    $ 5,041,141
                                                ===========    ===========    ===========


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           1999          1998           1997
                                                                       -----------    -----------    -----------
 Cash flows from operating activities:

   Net income ......................................................   $ 6,238,461    $ 5,766,040    $ 5,041,141
   Adjustments to reconcile net income to
    net cash used by operating activities:

       Undistributed net earnings of subsidiaries ..................    (6,314,476)    (5,893,780)    (5,062,077)
       Increase in other assets ....................................        (3,227)      (110,672)          --
       Increase (decrease) in accrued liabilities ..................      (103,669)       103,669           --
                                                                       -----------    -----------    -----------

         Net cash used by operating activities .....................      (182,911)      (134,743)       (20,936)

Cash flows used by investing activities -
   purchases of investment securities available-
   for-sale ........................................................          --       (1,997,625)      (531,887)

                                                          YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1999           1998           1997
                                                 -----------    -----------    -----------
   Cash flows from financing activities:

   Investments in Cascade Finance ............   $      --      $  (500,000)   $  (500,000)
   Cash dividends paid .......................    (2,220,508)    (2,116,269)    (1,915,032)
   Dividends from the Bank ...................     1,950,000      2,100,000      8,993,078
   Stock options exercised ...................       317,738         42,473        100,000
   Repurchases of stock ......................      (905,732)      (861,943)    (2,793,402)
   Decrease (increase) in due from
      Cascade Finance ........................     1,525,000     (1,900,000)          --
   Increase (decrease) in due to the Bank ....      (775,000)     1,900,000           --
                                                 -----------    -----------    -----------
         Net cash provided (used) by
           financing activities ..............      (108,502)    (1,335,739)     3,884,644
                                                 -----------    -----------    -----------
Net increase (decrease) in cash and
      cash equivalents .......................      (291,413)    (3,468,107)     3,331,821
Cash and cash equivalents at beginning of year       574,438      4,042,545        710,724
                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year .....   $   283,025    $   574,438    $ 4,042,545
                                                 ===========    ===========    ===========


         These financial statements have not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.