Form 10-Q
period 2000-03-31
CASCADE BANCORP
filed 2000-05-12
CIK 865911

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(MARK ONE)


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended: MARCH 31, 2000


/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                   For the transition period from_____________to_______________


                               Commission file number: 0-23322
                                                      --------

                                   CASCADE BANCORP
                (Exact name of Registrant as specified in its charter)


              OREGON                                     93-1034484
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                               1100 NW Wall Street
                               Bend, Oregon 97701
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (541) 385-6205
              (Registrant's telephone number, including area code)

                       ----------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,879,884 SHARES OF NO PAR VALUE COMMON STOCK ON APRIL 30, 2000.


================================================================================

                         CASCADE BANCORP & SUBSIDIARIES
                                    FORM 10-Q
                                QUARTERLY REPORT
                                 MARCH 31, 2000

                                      INDEX


PART I:  FINANCIAL INFORMATION                                                   PAGE
                                                                                ------

Condensed Consolidated Balance Sheets
              as of March 31, 2000 and December 31, 1999............................3

Condensed Consolidated Statements of Income
              for the three months ended March 31, 2000 and 1999 ...................4

Condensed Consolidated Statements of Changes in Stockholders' Equity
              for the three months ended March 31, 2000 and 1999....................5

Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 2000 and 1999....................6

Notes to Condensed Consolidated Financial Statements................................7

Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................11


PART II:  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.................................... 14

Signatures.........................................................................15


                         CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                                                                         2000                   1999
                                                                                -------------------    -----------------

ASSETS
Cash and cash equivalents:
      Cash and due from banks                                                   $        19,884,126    $      19,420,537
      Federal funds sold                                                                  4,500,000                    -
                                                                                -------------------    -----------------
            Total cash and cash equivalents                                              24,384,126           19,420,537
Investment securities available-for-sale                                                 28,173,496           29,069,224
Investment securities held-to-maturity                                                    2,771,729            2,742,794
Loans, net                                                                              299,256,412          274,902,232
Mortgage loans held for sale                                                                981,495              422,999
Premises and equipment, net                                                               7,951,003            7,958,439
Accrued interest and other assets                                                        14,100,934           13,387,798
                                                                                -------------------    -----------------
                 Total assets                                                   $       377,619,195    $     347,904,023
                                                                                ===================    =================

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
      Deposits:
            Demand                                                              $       123,284,308    $     107,188,433
            Interest bearing demand                                                     133,811,238          123,448,962
            Savings                                                                      16,026,350           15,688,114
            Time deposits                                                                59,219,068           38,987,032
                                                                                -------------------    -----------------
                 Total deposits                                                         332,340,964          285,312,541
      Federal Home Loan Bank borrowings                                                  10,000,000           13,000,000
      Federal funds purchased                                                                     -           17,100,000
      Federal Reserve Bank borrowings                                                     1,220,000                    -
      Accrued interest and other liabilities                                              3,829,098            2,919,984
                                                                                -------------------    -----------------
                 Total liabilities                                                      347,390,062          318,332,525

Stockholders' equity:
      Common stock, no par value;
            10,000,000 shares authorized;
            6,871,759 issued and outstanding (6,862,234-1999)                            17,750,281           17,728,564
      Retained earnings                                                                  13,433,674           12,465,355
      Accumulated other comprehensive income (loss)                                        (954,822)            (622,421)
                                                                                -------------------    -----------------
                 Total stockholders' equity                                              30,229,133           29,571,498
                                                                                -------------------    -----------------

                 Total liabilities and stockholders' equity                     $       377,619,195    $     347,904,023
                                                                                ===================    =================



See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          2000                      1999
                                                                 -------------------      -------------------

Interest income:
      Interest and fees on loans                                 $         7,467,392      $         5,525,432
      Taxable interest on investments                                        473,117                  721,825
      Nontaxable interest on investments                                      10,705                   14,409
      Interest on federal funds sold                                          11,501                   18,768
                                                                 -------------------      -------------------
                Total interest income                                      7,962,715                6,280,434

Interest expense:
      Deposits:
           Interest bearing demand                                         1,058,711                  846,978
           Savings                                                            78,790                   73,636
           Time                                                              623,239                  387,262
      Other borrowings                                                       389,148                  126,951
                                                                 -------------------      -------------------
                Total interest expense                                     2,149,888                1,434,827
                                                                 -------------------      -------------------

Net interest income                                                        5,812,827                4,845,607
Loan loss provision                                                          611,000                  371,562
                                                                 -------------------      -------------------
Net interest income after loan loss provision                              5,201,827                4,474,045

Noninterest income:
      Service charges on deposit accounts                                    593,025                  566,882
      Mortgage loan origination and processing fees                          205,873                  364,784
      Gains (losses) on sales of mortgage loans, net                         (99,340)                 (52,874)
      Other income                                                           638,440                  500,216
                                                                 -------------------      -------------------
                Total noninterest income                                   1,337,998                1,379,008

Noninterest expense:
      Salaries and employee benefits                                       2,364,845                2,060,479
      Net occupancy and equipment                                            566,045                  545,195
      Other expenses                                                       1,094,597                  988,023
                                                                 -------------------      -------------------
                Total noninterest expense                                  4,025,487                3,593,697
                                                                 -------------------      -------------------

Income before income taxes                                                 2,514,338                2,259,356
Provision for income taxes                                                   996,470                  843,015
                                                                 -------------------      -------------------

Net income                                                       $         1,517,868      $         1,416,341
                                                                 ===================      ===================

Basic net income per common share                                $              0.22      $              0.21
                                                                 ===================      ===================
Diluted net income per common share                              $              0.22      $              0.20
                                                                 ===================      ===================


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                 ACCUMULATED
                                                                                     OTHER                            TOTAL
                                               COMPREHENSIVE     RETAINED        COMPREHENSIVE     COMMON          STOCKHOLDERS'
                                              INCOME (LOSS)      EARNINGS        INCOME (LOSS)      STOCK             EQUITY
                                              ---------------  --------------   --------------  -------------   -----------------

Balance at December 31, 1998                                   $  17,218,415    $    157,722     $  9,545,545    $    26,921,682

Comprehensive Income:
      Net Income                              $    1,416,341       1,416,341               -                -          1,416,341

      Other comprehensive loss, net of tax:
            Unrealized losses on
            securities available-for-sale            (94,901)              -         (94,901)               -            (94,901)
                                              ---------------
Comprehensive income                          $    1,321,440
                                              ===============

Cash dividends paid                                               (1,122,088)             -                 -         (1,122,088)

Repurchases of common stock (54,340 shares)                                -              -          (809,552)          (809,552)

Stock options exercised (53,148 shares)                                    -              -           227,026            227,026
                                                               --------------   -------------   --------------  -----------------
Balance at March 31, 1999                                      $  17,512,668    $     62,821    $   8,963,019   $     26,538,508
                                                               ==============   =============   ==============  =================

Balance at December 31, 1999                                   $  12,465,355    $   (622,421)   $  17,728,564   $     29,571,498

Comprehensive Income:
      Net Income                              $    1,517,868       1,517,868              -                -           1,517,868

      Other comprehensive loss, net of tax:
            Unrealized losses on
            securities available-for-sale           (332,401)              -        (332,401)              -            (332,401)
                                              ---------------
Comprehensive income                          $    1,185,467
                                              ===============

Cash dividends paid                                                 (549,549)             -                -            (549,549)

Stock options exercised (9,525 shares)                                     -              -            21,717             21,717
                                                               --------------   -------------   --------------  -----------------
Balance at March 31, 2000                                      $  13,433,674    $   (954,822)   $  17,750,281   $     30,229,133
                                                               ==============   =============   ==============  =================

See accompanying notes.


                         CASCADE BANCORP & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                          2000                  1999
                                                                                 ----------------      ----------------

Net cash provided by operating activities                                        $     2,187,692      $      1,978,998

Investing activities:
       Proceeds from maturities and calls of investment securities
            available-for-sale                                                           361,791             3,754,859
       Purchases of investment securities held-to-maturity                               (30,000)              (29,800)
       Net increase in loans                                                         (25,064,520)          (22,572,988)
       Purchases of premises and equipment, net                                         (111,965)           (1,057,586)
                                                                                 ----------------      ----------------
            Net cash used in investing activities                                    (24,844,694)          (19,905,515)

Financing activities:
       Net increase in deposits                                                       47,028,423             4,732,419
       Cash dividends                                                                   (549,549)             (561,459)
       Repurchases of stock                                                                    -              (809,552)
       Proceeds from issuance of stock                                                    21,717               227,026
       Net increase (decrease) in other borrowings                                   (18,880,000)           11,000,000
                                                                                 ----------------      ----------------
            Net cash provided by financing activities                                 27,620,591            14,588,434
                                                                                 ----------------      ----------------
Net increase (decrease) in cash and cash equivalents                                   4,963,589            (3,338,083)
Cash and cash equivalents at beginning of period                                      19,420,537            26,838,900
                                                                                 ----------------      ----------------
Cash and cash equivalents at end of period                                       $    24,384,126      $     23,500,817
                                                                                 ================      ================


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.   BASIS OF PRESENTATION

         The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a bank holding company, and its wholly-owned subsidiaries, Bank of the Cascades (the Bank) and Cascade Bancorp Financial Services, Inc. (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The interim condensed consolidated financial statements are prepared by management and are unaudited, but include all adjustments, consisting of only normal accruals, which the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

         The balance sheet data as of December 31, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1999 Annual Report to Shareholders.

         The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1999 consolidated financial statements, including the notes thereto, included in the Company's 1999 Annual Report to Shareholders.

         Certain amounts for 1999 have been reclassified to conform with the 2000 presentation.

2.   INVESTMENT SECURITIES

         Investment securities at March 31, 2000 and December 31, 1999 consisted of the following:


                                                   AMORTIZED         GROSS UNREALIZED     GROSS UNREALIZED    ESTIMATED FAIR
          MARCH  31, 2000                            COST                 GAINS                LOSSES             VALUE
         --------------------------------     -----------------     ------------------    -----------------   ---------------

         AVAILABLE-FOR-SALE
         U.S. Government and
             Agency securities...........     $      15,535,407       $         -         $    311,719        $  15,223,688
         Mortgage-backed securities                   9,652,289                 -              306,941            9,345,348
         U.S. Treasury securities........             1,997,992             1,388                    -            1,999,380
         Equity securities...............             2,527,843                 -              922,763            1,605,080
                                              -----------------       ------------        ------------        -------------
                                              $      29,713,531       $     1,388         $  1,541,423        $  28,173,496
                                              =================       ============        ============        =============

         HELD-TO-MATURITY
         Obligations of state and
             political ubdivisions.......     $      1,065,129        $     6,094         $      7,666        $   1,063,557
         FHLB stock......................            1,706,600                  -                    -            1,706,600
                                              ----------------        ------------        ------------        -------------
                                             $       2,771,729        $     6,094         $      7,666        $   2,770,157
                                             =================        ============        ============        =============



                                               AMORTIZED        GROSS UNREALIZED   GROSS UNREALIZED      ESTIMATED
                DECEMBER 31, 1999                COST               GAINS              LOSSES            FAIR VALUE
           --------------------------------  ---------------   -----------------   ----------------   ---------------

           AVAILABLE-FOR-SALE
           U.S. Government and
               Agency securities...........  $    15,538,091    $             -    $       255,820    $   15,282,271
           Mortgage-backed securities             10,009,453                               240,969         9,768,484
           U.S. Treasury securities........        1,997,742             17,878                  -         2,015,620
           Equity securities...............        2,527,843                  -            524,994         2,002,849
                                             ----------------   ----------------   ----------------   --------------
                                             $    30,073,129    $        17,878    $     1,021,783    $   29,069,224
                                             ================   ================   ================   ===============

           HELD-TO-MATURITY
           Obligations of state and
               political subdivisions.....   $     1,066,694    $         5,243    $         7,975    $    1,063,962
           FHLB stock.....................         1,676,100                  -                  -         1,676,100
                                             ----------------   ----------------   ----------------   ---------------
                                             $     2,742,794    $         5,243    $         7,975    $    2,740,062
                                             ================   ================   ================   ===============



3.  LOANS AND RESERVE FOR LOAN LOSSES

         The composition of the loan portfolio at March 31, 2000 and December 31, 1999 was as follows:


                                                      2000                    1999
                                           ------------------      ------------------
Commercial.............................    $       43,105,485      $       43,794,517
Real Estate:
      Construction.....................            68,856,995              60,583,812
      Mortgage.........................            28,611,497              27,843,683
      Commercial.......................           122,798,427             109,468,780
Installment............................            40,991,263              37,989,342
                                           ------------------      ------------------
                                                  304,363,667             279,680,134
Less:
      Reserve for loan losses...........            3,891,758               3,525,185
      Deferred loan fees................            1,215,497               1,252,717
                                           ------------------      ------------------
                                                    5,107,255               4,777,902
                                           ------------------      ------------------
Loans, net..............................   $      299,256,412      $      274,902,232
                                           ==================      ==================



         Transactions in the reserve for loan losses for the three months ended March 31, 2000 and 1999 were as follows:


                                                       2000                 1999
                                           ------------------     ------------------

Balance at beginning of period............   $      3,525,185     $       2,635,820
Provision charged to operations...........            611,000               371,562
Recoveries................................             25,914                44,934
Loans charged off.........................           (270,341)             (194,107)
                                             -----------------    ------------------
Balance at end of period..................   $      3,891,758     $       2,858,209
                                             =================    ==================


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

         The Bank mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Bank. Commercial real estate risk is mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

          The following table presents information with respect to non-performing assets at March 31, 2000 and December 31, 1999 (dollars in thousands):

                                                             2000             1999
                                                         -----------      -----------

Loans on non-accrual status.....................         $       311      $       582
Loans past due 90 days or more
      but not on non-accrual status.............                  21               40
Other real estate owned.........................                   -               40
                                                         ------------     ------------
Total non-performing assets.....................         $       332      $       662
                                                         ============     ============

Percentage of non-performing assets
      to total assets...........................               0.09%            0.19%


         The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the three months ended March 31, 2000 and 1999.

         At March 31, 2000, except as discussed above, there were no potential problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

         At March 31, 2000 and December 31, 1999, the Bank held servicing rights to approximately $273,686,000 and $268,792,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Such mortgage loans are not included in the accompanying condensed consolidated balance sheets. The sale of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Such risks are considered in the determination of the reserve for loan losses. Other assets in the accompanying condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999 include approximately $2,874,000 and approximately $2,838,000, respectively, for the estimated fair value of capitalized mortgage servicing rights.

         The fair value of the capitalized mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment include, but are not limited to, interest rates, interest types (ie., fixed and variable and loan types) .

5.  BORROWING AGREEMENTS

         The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $37.5 million that may be accessed for short or long-term borrowings. At March 31, 2000 the Bank had $10,000,000 in borrowings outstanding from FHLB under a promissory note agreement, which are due April 12, 2000 and bear interest at a fixed rate of 6.01%. At December 31, 1999, the Bank had a total of $13,000,000 in borrowings outstanding from the FHLB bearing an average weighted interest rate of 5.79%. During the first quarter of 2000, the Bank was approved for a seasonal borrowing line from the Federal Reserve Bank (FRB) in the amount of $20 million. At March 31, 2000 the Bank had $1,220,000 in overnight borrowings outstanding from the FRB at a rate of 5.95%. As of December 31, 1999 the Bank had $17,100,000 in Federal funds purchased. There were no Federal funds purchased at March 31, 2000.

6.       EARNINGS PER COMMON SHARE

         The Company's basic earnings per common share are computed by dividing net income by the basic weighted-average shares outstanding during the period. The Company's diluted earnings per common share are computed by dividing net income by the diluted weighted-average number of shares outstanding during the period. A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                                              Three months ended
                                                                  March 31,
                                                            2000             1999
                                                       --------------   --------------

          Weighted average shares
               outstanding - basic                         6,869,484        6,858,280
          Incremental shares from
               stock options                                 107,606          170,275
                                                       --------------   --------------
          Weighted average shares
               outstanding - diluted                       6,977,090        7,028,555
                                                       ==============   ==============


         All weighted average shares, repurchased shares and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to retroactively reflect a 10% stock dividend declared in June, 1999.

         As of March 31, 2000, approximately 42,600 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

8.  ADOPTION OF NEW ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133" (SFAS 137), an amendment of SFAS 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The Company had no significant derivatives as of March 31, 2000, nor does the Company engage in any hedging activities. Accordingly, the Company does not anticipate that the adoption of SFAS 133, as amended by SFAS 137, will have a material effect on its consolidated financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the three-month periods ended March 31, 2000 and 1999, included in this report.

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

HIGHLIGHTS

         The Company reported net income of approximately $1,518,000, or $.22 basic net income per common share, for the three months ended March 31, 2000, compared to net income of approximately $1,416,000, or $.21 basic net income per common share, for the same period in 1999. This represents an increase in net income of 7.2 percent. The increase in earnings was primarily due to strong growth in the Company's loan portfolio with a resulting increase in net interest income.

         The Company announced its loan portfolio expanded by $24 million during the first quarter of 2000, bringing total loans to a record $304 million. Loans grew by 8.8% since year-end 1999 and 32.7% compared to a year ago. Bank deposits were up 16.5% to $332 million from year-end 1999 and up 20.6% over the past year. Because of the seasonal nature of the tourism and construction industries in the Bank's market area, its deposits often soften in the winter months. However deposit growth in the first quarter of 2000 resulted from increased public funding sources as well as new deposit investment products which augmented the funding base.

         The Bank reported that its Salem branch, opened in January 1999, had grown to $36 million in loans and $15.1 million in deposits at March 31, 2000. The Bank expects to open a new branch banking office in the adjacent community of Keizer, Oregon in June, 2000.

         The Company anticipates applying for Financial Holding Company status as promulgated by the Financial Modernization Act as discussed below.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET INTEREST INCOME

         Net interest income increased 20.0 percent for the three months ended March 31, 2000 as compared to the same period in 1999. The increase primarily resulted from higher loan volumes generating increased interest income, which exceeded the increase in interest expense necessary to fund this growth.

         Total interest income increased approximately $1,682,300 (or 26.8%) for the three months ended March 31, 2000 as compared to the same period in 1999. This increase was primarily the result of an increase in the volume of loans. With the Federal Reserve engineering a higher interest rate climate over the past year, yields on earning assets increased in the first quarter of 2000 to 9.81% compared to 9.39% for the same period in 1999.

         Total interest expense increased approximately $715,100 (or 49.8%) for the three months ended March 31, 2000 as compared to the same period in 1999. The higher interest rate climate resulted in increased rates paid on deposit accounts compared to a year ago, with overall cost of funds increasing to 3.93% compared to 3.56% a year ago. There were increases in all categories of interest expense, with the largest increase due to higher rates and volumes in money market accounts and time deposits. As a consequence of the above factors, the net interest margin declined to 7.16% for the first quarter 2000, compared to 7.24% for the year ago quarter and 7.37% for the fourth quarter of 1999.

LOAN LOSS PROVISION

         The loan loss provision increased approximately $239,400 for the three months ended March 31, 2000 as compared to the same period in 1999. Management believes the increase in the current loan loss provision maintains the reserve for loan losses at an appropriate level consistent with growth in loan balances. The Bank's ratio of reserve for loan losses to total loans was 1.28 percent at March 31, 2000 compared to 1.26 percent at December 31, 1999.

NONINTEREST INCOME

         Total noninterest income decreased 3.0 percent for the three months ended March 31, 2000 as compared to the same period in 1999. While service charge income and other income increased with higher business volumes, these increases were largely offset by decreases in mortgage loan origination and processing fees and gains (losses) on sales of mortgage loans. This decline in mortgage related revenues was predominately a function of reduced re-finance activity, a consequence of the higher interest rate climate discussed above.

NONINTEREST EXPENSE

         Total noninterest expense increased 12.0 percent for the three months ended March 31, 2000 as compared to the same period in 1999. Noninterest expense increased as a result of increased personnel and operating expenses due to continued growth in business volumes, and expenses related to branch start-ups in Salem and downtown Redmond, Oregon.

INCOME TAXES

         Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

         The Company continued to experience steady growth in the first quarter of 2000 with total assets increasing 8.5% to $377.6 million at March 31, 2000 compared to $347.9 million at December 31, 1999. This increase is primarily due to strong loan growth. Total loans outstanding increased 32.7 percent to $304.4 million at March 31, 2000 as compared to $279.7 million at December 31, 1999. The growth was concentrated in the commercial real estate loan portfolio, up $13.3 million consistent with the nature of economic growth in the markets served by the Company.

         Increased assets were funded primarily by growth in deposits. Deposits increased 16.5 percent to $332.3 million at March 31, 2000 compared to $285.3 million at December 31, 1999. A portion of this growth was attributable to new and expanded public fund customer deposits. Because deposit growth exceeded loan growth, the Company was able to reduce its overall borrowings by $18.9 million and sold federal funds totaling $4.5 million at March 31, 2000.

         The Company had no off balance sheet derivative financial instruments as of March 31, 2000 and December 31, 1999.

CAPITAL RESOURCES

         The Company's total stockholders equity at March 31, 2000 was $30.2 million, an increase of $.6 million from December 31, 1999. The increase was the net result of earnings of $1.5 million for the three months ended March 31, 2000, less cash dividends to shareholders of $.5 million during the first quarter of 2000. In addition, higher market interest rates and lower common stock prices resulted in a $.3 million increase in net unrealized loss on investment securities available-for-sale. At March 31, 2000 the Company had a total unrealized loss on available for sale securities of approximately $1.0 million.

         At March 31, 2000, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 9.44% and 10.65%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

LIQUIDITY

         The Company analyzes and manages its liquidity to ensure the availability of sufficient funds to meet depositor withdrawals as well as to fund borrowing needs of its loan customers. The Bank's stable deposit base is the foundation of its long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank's ability to borrow funds from a variety of reliable counterparties. The Bank has substantial available-for-sale investment securities that provide collateral to support its borrowing needs.

         At March 31, 2000 the Bank maintained unsecured lines of credit totaling $18.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $37.5 million that may be accessed for short or long-term borrowings. In addition, during the first quarter, the Bank was approved for a seasonal borrowing line from the Federal Reserve Bank (FRB) in the amount of $20 million. At March 31, 2000 the Bank's deposit totals included a $15 million Certificate of Deposit instrument from the State of Oregon through their State community bank CD program. The Company continues to have ample available funding sources.

         At March 31, 2000, the Bank had approximately $115.4 million in outstanding commitments to extend credit. Approximately one-third of the commitments pertained to various construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

         The Company did not experience a material change in market risk at March 31, 2000 as compared to December 31, 1999.

FINANCIAL MODERNIZATION ACT

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

         Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifies certain activities that are financial in nature. These activities include:

 -       acting as a principal, agent or broker for insurance;
 -       underwriting, dealing in or making a market in securities; and
 -       providing financial and investment advice.

         The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

         The Gramm-Leach-Bliley Act has only recently become law. Regulations of the banking agencies implementing the legislative changes can be expected in the near future. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Gramm-Leach-Bliley Act, the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or which were severely restricted because of the risks they posed to the banking system, implementing regulations can be expected to impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization. Additionally, because the legislation allows various affiliates within a single holding company organization to serve a broader array of customers' financial goals, including their banking, insurance and investment goals, implementing regulations can be expected to impose strict safeguards on sharing of customer information among affiliated entities within an organization.

         The Company has evaluated the provisions of the Act and expects to submit application to become designated a "Financial Holding Company" during the second quarter of 2000. It does not expect such designation to have a material effect on its financial condition or results of operations.



                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) No exhibits were required to be filed for the quarter ended March 31, 2000.

                  (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the first quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CASCADE BANCORP
                                    ---------------------------------------
                                             (Registrant)



Date      5/9/00                 By /s/ Patricia L. Moss
    ------------------              ---------------------------------------
                                    Patricia L. Moss, President & CEO



Date      5/9/00                 By /s/ Gregory D. Newton
    ------------------              ---------------------------------------
                                    Gregory D. Newton, SVP/Chief Financial
                                    Officer