Form 10-Q
period 2000-06-30
CASCADE BANCORP
filed 2000-08-07
CIK 865911

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              ----------    -------------

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

                        --------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,879,884 shares of no par value Common Stock on August 3, 2000.

================================================================================

                         CASCADE BANCORP & SUBSIDIARIES
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  JUNE 30, 2000

                                      INDEX


PART I:  FINANCIAL INFORMATION                                                               Page
                                                                                             ----

Condensed Consolidated Balance Sheets
                as of June 30, 2000 and December 31, 1999.......................................3

Condensed Consolidated Statements of Income
                for the six months and three months ended June 30, 2000 and 1999 ...............4

Condensed Consolidated Statements of Changes in Stockholders' Equity
                for the six months ended June 30, 2000 and 1999.................................5

Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 2000 and 1999.................................6

Notes to Condensed Consolidated Financial Statements............................................7

Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................................11

PART II:  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.............................................. 15

Signatures.....................................................................................16


                         CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


ASSETS                                                                     2000                  1999
                                                                      -------------         -------------
Cash and cash equivalents -
       cash and due from banks                                        $  21,415,981         $  19,420,537
Investment securities available-for-sale                                 27,897,412            29,069,224
Investment securities held-to-maturity                                    2,399,820             2,742,794
Loans, net                                                              323,638,226           274,902,232
Mortgage loans held for sale                                              1,443,546               422,999
Premises and equipment, net                                               8,199,119             7,743,235
Accrued interest and other assets                                        16,059,438            13,603,002
                                                                      -------------         -------------
                   Total assets                                       $ 401,053,542         $ 347,904,023
                                                                      =============         =============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
       Deposits:
             Demand                                                   $ 132,911,155         $ 107,188,433
             Interest bearing demand                                    142,993,199           123,448,962
             Savings                                                     16,417,041            15,688,114
             Time deposits                                               63,560,770            38,987,032
                                                                      -------------         -------------
                   Total deposits                                       355,882,165           285,312,541
       Federal Home Loan Bank borrowings                                 10,000,000            13,000,000
       Federal funds purchased                                                   -             17,100,000
       Federal Reserve Bank borrowings                                      625,000                    -
       Accrued interest and other liabilities                             2,971,374             2,919,984
                                                                      -------------         -------------
                   Total liabilities                                    369,478,539           318,332,525

Stockholders' equity:
       Common stock, no par value;
             10,000,000 shares authorized;
             6,879,884 issued and outstanding (6,862,234-1999)           17,768,806            17,728,564
       Retained earnings                                                 14,659,421            12,465,355
       Accumulated other comprehensive income (loss)                       (853,224)             (622,421)
                                                                      -------------         -------------
                   Total stockholders' equity                            31,575,003            29,571,498
                                                                      -------------         -------------
                   Total liabilities and stockholders' equity         $ 401,053,542         $ 347,904,023
                                                                      =============         =============


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                  SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                      JUNE 30,                             JUNE 30,
                                                              2000               1999               2000               1999
                                                          ------------       ------------       ------------       ------------
Interest income:
       Interest and fees on loans                         $ 15,711,015       $ 11,808,679       $  8,243,623       $  6,283,247
       Taxable interest on investments                         947,541          1,398,468            474,424            676,643
       Nontaxable interest on investments                       21,499             27,067             10,794             12,658
       Interest on federal funds sold                           21,115             37,214              9,614             18,446
                                                          ------------       ------------       ------------       ------------
                   Total interest income                    16,701,170         13,271,428          8,738,455          6,990,994

Interest expense:
       Deposits:
             Interest bearing demand                         2,247,619          1,728,272          1,188,908            881,294
             Savings                                           158,126            151,456             79,336             77,820
             Time                                            1,430,334            775,674            807,095            388,412
       Other borrowings                                        735,161            341,614            346,013            214,663
                                                          ------------       ------------       ------------       ------------
                   Total interest expense                    4,571,240          2,997,016          2,421,352          1,562,189
                                                          ------------       ------------       ------------       ------------

Net interest income                                         12,129,930         10,274,412          6,317,103          5,428,805
Loan loss provision                                          1,236,000          1,105,947            625,000            734,385
                                                          ------------       ------------       ------------       ------------
Net interest income after loan loss provision               10,893,930          9,168,465          5,692,103          4,694,420

Noninterest income:
       Service charges on deposit accounts                   1,273,537          1,170,474            680,512            603,592
       Mortgage loan origination and processing fees           454,691            707,657            248,818            342,873
       Losses on sales of mortgage loans, net                 (231,621)          (166,741)          (132,281)          (113,867)
       Losses on sale of investment securities
             available-for-sale                                      -             (2,494)                 -             (2,494)
       Other income                                          1,237,897          1,039,797            599,457            539,581
                                                          ------------       ------------       ------------       ------------
                   Total noninterest income                  2,734,504          2,748,693          1,396,506          1,369,685

Noninterest expense:
       Salaries and employee benefits                        4,781,087          4,173,280          2,416,242          2,112,801
       Net occupancy and equipment                           1,083,910          1,022,461            546,361            514,367
       Other expenses                                        2,289,996          2,019,034          1,166,903            993,910
                                                          ------------       ------------       ------------       ------------
                   Total noninterest expense                 8,154,993          7,214,775          4,129,506          3,621,078
                                                          ------------       ------------       ------------       ------------

Income before income taxes                                   5,473,441          4,702,383          2,959,103          2,443,027
Provision for income taxes                                   2,179,434          1,779,522          1,182,964            936,507
                                                          ------------       ------------       ------------       ------------
Net income                                                $  3,294,007       $  2,922,861       $  1,776,139       $  1,506,520
                                                          ============       ============       ============       ============

Basic net income per common share                         $       0.48       $       0.43       $       0.26       $       0.22
                                                          ============       ============       ============       ============
Diluted net income per common share                       $       0.47       $       0.42       $       0.25       $       0.22
                                                          ============       ============       ============       ============


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                   ACCUMULATED
                                                                                      OTHER                             TOTAL
                                                COMPREHENSIVE      RETAINED       COMPREHENSIVE       COMMON        STOCKHOLDERS'
                                                INCOME (LOSS)      EARNINGS       INCOME (LOSS)        STOCK           EQUITY
                                                -------------    ------------     ------------     ------------     ------------
Balance at December 31, 1998                                     $ 17,218,415     $    157,722     $  9,545,545     $ 26,921,682
Comprehensive Income:
       Net Income                               $  2,922,861        2,922,861                -                -        2,922,861
       Other comprehensive loss, net of tax:
             Unrealized losses on
             securities available-for-sale          (479,296)               -         (479,296)               -         (479,296)
                                                ------------
Comprehensive income                            $  2,443,565
                                                ============

Cash dividends paid                                                (1,121,841)               -                -       (1,121,841)

10% Stock Dividend declared in June 1999                           (8,771,010)               -        8,771,010                -

Repurchases of common stock (55,990 shares)                                 -                -         (834,583)        (834,583)

Stock options exercised (54,791 shares)                                     -                -          230,774          230,774
                                                                 ------------     ------------     ------------     ------------

Balance at June 30, 1999                                         $ 10,248,425     $   (321,574)    $ 17,712,746     $ 27,639,597
                                                                 ============     ============     ============     ============

Balance at December 31, 1999                                     $ 12,465,355     $   (622,421)    $ 17,728,564     $ 29,571,498

Comprehensive Income:

       Net Income                               $  3,294,007        3,294,007                -                -        3,294,007
       Other comprehensive loss, net of tax:
             Unrealized losses on
             securities available-for-sale          (230,803)               -         (230,803)               -         (230,803)
                                                ------------
Comprehensive income                            $  3,063,204
                                                ============

Cash dividends paid                                                (1,099,941)               -                -       (1,099,941)

Stock options exercised (17,650 shares)                                     -                -           40,242           40,242
                                                                 ------------     ------------     ------------     ------------
Balance at June 30, 2000                                         $ 14,659,421     $   (853,224)    $ 17,768,806     $ 31,575,003
                                                                 ============     ============     ============     ============


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                                                2000               1999
                                                                            ------------      ------------
Net cash provided by operating activities                                   $  1,864,628      $  4,130,208

Investing activities:
        Proceeds from maturities and calls of investment securities
              available-for-sale                                                 803,937         9,099,554
        Proceeds from sales of investment securities available-for-sale                -           633,265
        Purchases of investment securities held-to-maturity                      (54,500)          (88,136)
        Proceeds from maturities and calls of investment securities
              held-to-maturity                                                   394,775           334,802
        Net increase in loans                                                (50,203,615)      (51,779,502)
        Purchases of premises and equipment, net                                (844,706)       (1,664,218)
                                                                            ------------      ------------
              Net cash used in investing activities                          (49,904,109)      (43,464,235)

Financing activities:
        Net increase in deposits                                              70,569,624        30,676,544
        Cash dividends                                                        (1,099,941)       (1,121,841)
        Repurchases of stock                                                           -          (834,583)
        Proceeds from issuance of stock                                           40,242           230,774
        Net increase (decrease) in other borrowings                          (19,475,000)       19,000,000
                                                                            ------------      ------------
              Net cash provided by financing activities                       50,034,925        47,950,894
                                                                            ------------      ------------
Net increase in cash and cash equivalents                                      1,995,444         8,616,867
Cash and cash equivalents at beginning of period                              19,420,537        26,838,900
                                                                            ------------      ------------
Cash and cash equivalents at end of period                                  $ 21,415,981      $ 35,455,767
                                                                            ============      ============


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

2.   INVESTMENT SECURITIES

           Investment securities at June 30, 2000 and December 31, 1999 consisted of the following:

                                                              GROSS           GROSS
                                             AMORTIZED      UNREALIZED      UNREALIZED        ESTIMATED
                JUNE 30, 2000                  COST           GAINS           LOSSES         FAIR VALUE
          ---------------------------       -----------     -----------     -----------     ------------
          AVAILABLE-FOR-SALE
          U.S. Government and
               Agency securities ......     $15,532,725     $         -     $   293,064     $15,239,661
          Mortgage-backed securities...       9,214,769               -         252,244       8,962,525
          U.S. Treasury securities ....       1,998,243           3,637               -       2,001,880
          Equity securities ...........       2,527,843               -         834,497       1,693,346
                                            -----------     -----------     -----------     -----------
                                            $29,273,580     $     3,637     $ 1,379,805     $27,897,412
                                            ===========     ===========     ===========     ===========

          HELD-TO-MATURITY
          Obligations of state and
               political subdivisions..     $   669,220     $     2,478     $     7,021     $   664,677
          FHLB stock ..................       1,730,600               -               -       1,730,600
                                            -----------     -----------     -----------     -----------
                                            $ 2,399,820     $     2,478     $     7,021     $ 2,395,277
                                            ===========     ===========     ===========     ===========

                                                               GROSS           GROSS
                                             AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
             DECEMBER 31, 1999                 COST            GAINS           LOSSES        FAIR VALUE
          ---------------------------       -----------     -----------     -----------     -----------
          AVAILABLE-FOR-SALE
          U.S. Government and
              Agency securities .......     $15,538,091     $         -     $   255,820     $15,282,271
          Mortgage-backed securities...      10,009,453               -         240,969       9,768,484
          U.S. Treasury securities ....       1,997,742          17,878               -       2,015,620
          Equity securities ...........       2,527,843               -         524,994       2,002,849
                                            -----------     -----------     -----------     -----------
                                            $30,073,129     $    17,878     $ 1,021,783     $29,069,224
                                            ===========     ===========     ===========     ===========

          HELD-TO-MATURITY
          Obligations of state and
              political subdivisions...     $ 1,066,694     $     5,243     $     7,975     $ 1,063,962
          FHLB stock ..................       1,676,100               -               -       1,676,100
                                            -----------     -----------     -----------     -----------
                                            $ 2,742,794     $     5,243     $     7,975     $ 2,740,062
                                            ===========     ===========     ===========     ===========


3.  LOANS AND RESERVE FOR LOAN LOSSES

           The composition of the loan portfolio at June 30, 2000 and December 31, 1999 was as follows:

                                                       2000             1999
                                                  ------------     ------------
               Commercial ...................     $ 53,627,879     $ 43,794,517
               Real Estate:
                      Construction ..........       72,789,856       60,583,812
                      Mortgage ..............       29,951,778       27,843,683
                      Commercial ............      127,371,103      109,468,780
               Installment ..................       45,624,264       37,989,342
                                                  ------------     ------------
                                                   329,364,880      279,680,134
               Less:
                      Reserve for loan losses        4,317,855        3,525,185
                      Deferred loan fees ....        1,408,799        1,252,717
                                                  ------------     ------------
                                                     5,726,654        4,777,902
                                                  ------------     ------------
               Loans, net ...................     $323,638,226     $274,902,232
                                                  ============     ============

         Transactions in the reserve for loan losses for the six months ended June 30, 2000 and 1999 were as follows:

                                                            2000             1999
                                                        -----------      -----------

               Balance at beginning of period......     $ 3,525,185      $ 2,635,820
               Provision charged to operations ....       1,236,000        1,105,947
               Recoveries .........................          87,823           77,756
               Loans charged off ..................        (531,153)        (428,150)
                                                        -----------      -----------
               Balance at end of period ...........     $ 4,317,855      $ 3,391,373
                                                        ===========      ===========

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

            The following table presents information with respect to non-performing assets at June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                                  2000      1999
                                                                  ----      ----
               Loans on non-accrual status ..................     $466      $582
               Loans past due 90 days or more
                     but not on non-accrual status ..........       46        40
               Other real estate owned ......................        -        40
                                                                  ----      ----
               Total non-performing assets ..................     $512      $662
                                                                  ====      ====

               Percentage of non-performing assets
                     to total assets ........................     0.13%     0.19%

           The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the six months ended June 30, 2000 and 1999.

           At June 30, 2000, except as discussed above, there were no potential problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.  MORTGAGE SERVICING RIGHTS

           At June 30, 2000 and December 31, 1999, the Bank held servicing rights to approximately $279,393,000 and $268,792,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Such mortgage loans are not included in the accompanying condensed consolidated balance sheets. The sale of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Such risks are considered in the determination of the reserve for loan losses. Other assets in the accompanying condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999 include approximately $2,903,000 and approximately $2,838,000, respectively, for the estimated fair value of capitalized mortgage servicing rights.

           The fair value of the capitalized mortgage servicing rights was determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment include, but are not limited to, interest rates, interest types (ie., fixed and variable) and loan types.

5.  BORROWING AGREEMENTS

           The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $40.0 million that may be accessed for short or long-term borrowings. At June 30, 2000 the Bank had $10,000,000 in borrowings outstanding from FHLB on a 28 day auction advance with a rate of 6.61% that matures on July 21, 2000. At December 31, 1999, the Bank had a total of $13,000,000 in borrowings outstanding from the FHLB bearing a weighted average interest rate of 5.79%. During the first quarter of 2000, the Bank was approved for a seasonal borrowing line from the Federal Reserve Bank (FRB) in the amount of $20 million. At June 30, 2000 the Bank had $625,000 in overnight borrowings outstanding from the FRB at a rate of 6.60%. As of December 31, 1999 the Bank had $17,100,000 in Federal funds purchased. There were no Federal funds purchased at June 30, 2000.

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

                                            Six months ended                 Three months ended
                                                June 30,                         June 30,
                                        2000             1999             2000             1999
                                      ---------        ---------        ---------        ---------
     Weighted average shares
         outstanding - basic          6,873,991        6,852,850        6,878,498        6,847,420
     Incremental shares from
         stock options                  106,863          152,086          100,941          138,182
                                      ---------        ---------        ---------        ---------
     Weighted average shares
         outstanding - diluted        6,980,854        7,004,936        6,979,439        6,985,602
                                      =========        =========        =========        =========

           All weighted average shares, repurchased shares and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to retroactively reflect a 10% stock dividend declared in June, 1999.

           As of June 30, 2000, approximately 42,600 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

8.  ADOPTION OF NEW ACCOUNTING STANDARDS

           In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133" (SFAS 137), an amendment of SFAS 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The Company had no significant derivatives as of June 30, 2000, nor does the Company engage in any hedging activities. Accordingly, the Company does not anticipate that the adoption of SFAS 133, as amended by SFAS 137, will have a material effect on its consolidated financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the six month and three-month periods ended June 30, 2000 and 1999, included in this report.

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

HIGHLIGHTS

           The Company reported net income of approximately $3,294,000 or $.48 basic net income per common share, for the six months ended June 30, 2000, compared to net income of approximately $2,923,000, or $.43 basic net income per common share, for the same period in 1999. This represents an increase in net income of 12.7 percent. Net income for the quarter ended June 30, 2000 was approximately $1,776,000, or $.26 basic net income per common share, compared to net income of approximately $1,507,000, or $.22 basic net income per common share, for the same period in 1999. This represents an increase in net income of
17.9 percent. The increases in earnings during the periods presented were primarily due to strong growth in the Company's loan portfolio with a resulting increase in net interest income.

           The Company announced its loan portfolio continued to expand during the second quarter of 2000, bringing total loans to $329.4 million. Loans grew by 17.8% since year-end 1999 and 27.3% compared to a year ago. Bank deposits were up 24.7% to $355.9 million from year-end 1999 and up 18.0% over the past year. Because of the seasonal nature of the tourism and construction industries in the Bank's market area, its deposits often soften in the winter months. However deposit growth in the first six months of 2000 resulted from increased public funding sources as well as new deposit investment products which augmented the funding base.

           In June, 2000 the Bank opened a new full-service branch in the community of Keizer, Oregon. This is the second branch in the Salem/Keizer area and the 11th branch for the Bank overall. During the quarter, the Bank announced it had reached agreement with Liberty Bank of Eugene, Oregon to purchase the deposits of the Liberty Branch in Salem, Oregon. The deposits acquired are expected to total approximately $11 million and the transaction is expected to close in August 2000. The transaction will not be material to the financial results of the Company. In addition, the Bank reported that its Salem branch, opened in January 1999, had grown to $40.3 million in loans and $16.2 million in deposits at June 30, 2000.

           During the second quarter of 2000, the Company became a designated Financial Holding Company under the Financial Modernization Act as discussed below.

RESULTS OF OPERATIONS - SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET INTEREST INCOME

           Net interest income increased 18.1 percent for the six months and
16.4 percent for the three months ended June 30, 2000 as compared to the same periods in 1999. These net increases primarily resulted from higher loan volumes generating increased interest income, which exceeded the increase in interest expense necessary to fund this growth.

           Total interest income increased approximately $3,430,000 (or 25.8%) for the six months and $1,747,000 (or 25.0%) for the three months ended June 30, 2000 as compared to the same periods in 1999. These increases for both the six-month and three-month periods were primarily the result of an increase in the volume of loans. With the Federal Reserve engineering a higher interest rate climate over the past year, yields on earning assets increased in the second quarter of 2000 to 10.00% compared to 9.67% for the same period in 1999.

           Total interest expense increased approximately $1,574,000 (or 52.5%) for the six months and $859,000 (or 55.0%) for the three months ended June 30, 2000 as compared to the same periods in 1999. The higher interest rate climate resulted in increased rates paid on deposit accounts compared to a year ago, with overall cost of funds increasing to 4.18% compared to 3.40% a year ago. There were increases in all categories of interest expense, with the largest increase due to higher rates and volumes in money market accounts and time deposits. As a consequence of the above factors, the net interest margin declined to 7.23% for the second quarter 2000, compared to 7.37% for the year ago quarter.

LOAN LOSS PROVISION

           The loan loss provision increased approximately $130,000 for the six months and decreased approximately $109,000 for the three months ended June 30, 2000 as compared to the same periods in 1999. Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level consistent with the known and inherent risks within the loan portfolio. However, no assurance can be given that in any particular period loan losses could be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the provision. The Bank's ratio of reserve for loan losses to total loans was 1.31 percent at June 30, 2000 compared to 1.26 percent at December 31, 1999.

NONINTEREST INCOME

           Total noninterest income remained relatively constant for the six months and the three months ended June 30, 2000 as compared to the same periods in 1999. While service charge income and other income increased with higher business volumes, these increases were largely offset by decreases in mortgage loan origination and processing fees and gains (losses) on sales of mortgage loans. This decline in mortgage related revenues was predominately a function of reduced re-finance activity, a consequence of the higher interest rate climate discussed above.

NONINTEREST EXPENSE

           Total noninterest expense increased 13.0 percent for the six months and 14.0 percent for the three months ended June 30, 2000 as compared to the same periods in 1999. Noninterest expense increased as a result of increased personnel and operating expenses due to continued growth in business volumes, and expenses related to branch start-ups in Salem, Keizer and downtown Redmond, Oregon.

INCOME TAXES

           Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

           The Company continued to experience steady growth in the second quarter of 2000 with total assets increasing 15.3% to $401.1 million at June 30, 2000 compared to $347.9 million at December 31, 1999. This increase is primarily due to strong loan growth. Total loans outstanding increased 17.8 percent to $329.4 million at June 30, 2000 as compared to $279.7 million at December 31, 1999. The growth was concentrated in the commercial real estate loan portfolio, up $17.9 million consistent with the nature of economic growth in the markets served by the Company.

           Increased assets were funded primarily by growth in deposits. Deposits increased 24.7 percent to $355.9 million at June 30, 2000 compared to $285.3 million at December 31, 1999. A portion of this growth was attributable to new and expanded public fund customer deposits. Because deposit growth exceeded loan growth, the Company was able to reduce its overall borrowings by $19.5 million at June 30, 2000.

           The Company had no off balance sheet derivative financial instruments as of June 30, 2000 and December 31, 1999.

CAPITAL RESOURCES

           The Company's total stockholders equity at June 30, 2000 was $31.6 million, an increase of $2.0 million from December 31, 1999. The increase was the net result of earnings of $3.3 million for the six months ended June 30, 2000, less cash dividends to shareholders of $1.1 million during the first six months of 2000. In addition, higher market interest rates and lower common stock prices resulted in a $.2 million increase in net unrealized loss on investment securities available-for-sale. At June 30, 2000 the Company had a total unrealized loss on available for sale securities of approximately $.9 million.

           At June 30, 2000, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 9.25% and 10.50%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

           At June 30, 2000 the Bank maintained unsecured lines of credit totaling $19.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $40.0 million that may be accessed for short or long-term borrowings. In addition, during the first quarter, the Bank was approved for a seasonal borrowing line from the Federal Reserve Bank (FRB) in the amount of $20 million. At June 30, 2000 the Bank's deposit totals included a $16.6 million Certificate of Deposit instrument from the State of Oregon ($9.2 million due 7/19/00 and $7.4 million due 8/16/00) through their State community bank CD program. The Company continues to have ample available funding sources.

           At June 30, 2000, the Bank had approximately $106.6 million in outstanding commitments to extend credit. Approximately one-third of the commitments pertained to various construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

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

           The Company did not experience a material change in market risk at June 30, 2000 as compared to December 31, 1999.

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

           The Company evaluated the provisions of the Act and became a designated "Financial Holding Company" during the second quarter of 2000. It does not expect such designation to have a material effect on its financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      April 24, 2000, Annual Meeting
         (b)      Need not be completed
         (c) The following matters were voted on at the Annual Meeting of Shareholders held on April 24, 2000:

                  1.  The re-election of two directors:

                                                       Number                    Number                 Total
                                                      Of Votes                  of Votes              Number of
                         Director                      "FOR"                   "WITHHELD"               Votes
                         --------                    ---------                 ----------             ---------
                         Roger J. Shields            6,127,062                   22,984               6,150,046
                         Jerol Andres                6,112,069                   37,977               6,150,046

         (d)       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits were required to be filed for the quarter ended June 30, 2000.

         (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the second quarter ended June 30, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CASCADE BANCORP
                                        ----------------------------------------
                                                     (Registrant)

Date        8/3/00                      By  /s/ Patricia L. Moss
    ----------------------                --------------------------------------
                                            Patricia L. Moss, President & CEO

Date        8/3/00                      By  /s/ Gregory D. Newton
    ----------------------                --------------------------------------
                                            Gregory D. Newton, SVP/Chief
                                            Financial Officer