Form 10-Q
period 2000-09-30
CASCADE BANCORP
filed 2000-11-09
CIK 865911

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: SEPTEMBER 30, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                         Commission file number: 0-23322

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,879,884 SHARES OF NO PAR VALUE COMMON STOCK ON OCTOBER 31, 2000.

===============================================================================

                         CASCADE BANCORP & SUBSIDIARIES
                                    FORM 10-Q
                                QUARTERLY REPORT
                               SEPTEMBER 30, 2000

                                      INDEX


                                                                                                                    PAGE
                                                                                                                    ----
PART I: FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
              as of September 30, 2000 and December 31, 1999.........................................................3

Condensed Consolidated Statements of Income
              for the nine months and three months ended September 30, 2000 and 1999 ................................4

Condensed Consolidated Statements of Changes in Stockholders' Equity
              for the nine months ended September 30, 2000 and 1999..................................................5

Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2000 and 1999..................................................6

Notes to Condensed Consolidated Financial Statements.................................................................7

Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................................................11


PART II:  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..................................................................... 14

Signatures..........................................................................................................15

                         CASCADE BANCORP & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)



                                                                                         2000                   1999
                                                                                  -------------------     -----------------
ASSETS
Cash and cash equivalents:
      Cash and due from banks                                                     $       25,972,073      $     19,420,537
      Federal funds sold                                                                   3,150,000                    --
                                                                                  -------------------     -----------------
            Total cash and cash equivalents                                               29,122,073            19,420,537
Investment securities available-for-sale                                                  28,531,854            29,069,224
Investment securities held-to-maturity                                                     2,428,428             2,742,794
Loans, net                                                                               330,214,043           274,902,232
Mortgage loans held for sale                                                               2,661,924               422,999
Premises and equipment, net                                                                8,601,282             7,743,235
Accrued interest and other assets                                                         15,029,019            13,603,002
                                                                                  -------------------     -----------------
                 Total assets                                                     $      416,588,623      $    347,904,023
                                                                                  ===================     =================

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
      Deposits:
            Demand                                                                $      140,085,855      $    107,188,433
            Interest bearing demand                                                      150,862,349           123,448,962
            Savings                                                                       16,692,522            15,688,114
            Time deposits                                                                 51,771,427            38,987,032
                                                                                  -------------------     -----------------
                 Total deposits                                                          359,412,153           285,312,541
      Federal Home Loan Bank borrowings                                                   20,000,000            13,000,000
      Federal funds purchased                                                                     --            17,100,000
      Accrued interest and other liabilities                                               3,878,147             2,919,984
                                                                                  -------------------     -----------------
                 Total liabilities                                                       383,290,300           318,332,525

Stockholders' equity:
      Common stock, no par value;
            10,000,000 shares authorized;
            6,879,884 issued and outstanding (6,862,234-1999)                             17,768,806            17,728,564
      Retained earnings                                                                   16,128,963            12,465,355
      Accumulated other comprehensive income (loss)                                         (599,446)             (622,421)
                                                                                  -------------------     -----------------
                 Total stockholders' equity                                               33,298,323            29,571,498
                                                                                  -------------------     -----------------
                 Total liabilities and stockholders' equity                       $      416,588,623      $    347,904,023
                                                                                  ===================     =================



See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                  NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                                2000              1999              2000               1999
                                                           ---------------    --------------    --------------    ---------------
Interest income:
      Interest and fees on loans                           $   24,389,440     $  18,571,839     $   8,678,425     $    6,763,160
      Taxable interest on investments                           1,420,822         1,915,506           473,281            517,038
      Nontaxable interest on investments                           29,162            37,858             7,663             10,791
      Interest on federal funds sold                              124,914            74,243           103,799             37,029
                                                           ---------------    --------------    --------------    ---------------
                Total interest income                          25,964,338        20,599,446         9,263,168          7,328,018

Interest expense:
      Deposits:
           Interest bearing demand                              3,671,058         2,721,118         1,423,439            992,846
           Savings                                                239,958           234,633            81,832             83,177
           Time                                                 2,317,227         1,163,043           886,893            387,369
      Other borrowings                                            954,348           450,784           219,187            109,170
                                                           ---------------    --------------    --------------    ---------------
                Total interest expense                          7,182,591         4,569,578         2,611,351          1,572,562
                                                           ---------------    --------------    --------------    ---------------

Net interest income                                            18,781,747        16,029,868         6,651,817          5,755,456
Loan loss provision                                             1,956,000         1,655,138           720,000            549,191
                                                           ---------------    --------------    --------------    ---------------
Net interest income after loan loss provision                  16,825,747        14,374,730         5,931,817          5,206,265

Noninterest income:
      Service charges on deposit accounts                       1,959,028         1,763,274           685,491            592,800
      Mortgage loan origination and processing fees               697,787           975,641           243,096            267,984
      Losses on sales of mortgage loans, net                     (311,608)         (271,805)          (79,987)          (105,064)
      Losses on sale of investment securities
           available-for-sale                                          --           (10,619)               --             (8,125)
      Other income                                              1,911,759         1,574,105           673,862            534,308
                                                           ---------------    --------------    --------------    ---------------
                Total noninterest income                        4,256,966         4,030,596         1,522,462          1,281,903

Noninterest expense:
      Salaries and employee benefits                            7,217,711         6,415,782         2,436,624          2,242,502
      Net occupancy and equipment                               1,524,834         1,524,497           440,924            502,036
      Other expenses                                            3,625,171         3,138,649         1,335,175          1,119,615
                                                           ---------------    --------------    --------------    ---------------
                Total noninterest expense                      12,367,716        11,078,928         4,212,723          3,864,153
                                                           ---------------    --------------    --------------    ---------------

Income before income taxes                                      8,714,997         7,326,398         3,241,556          2,624,015
Provision for income taxes                                      3,401,059         2,755,642         1,221,625            976,120
                                                           ---------------    --------------    --------------    ---------------
Net income                                                 $    5,313,938     $   4,570,756     $   2,019,931     $    1,647,895
                                                           ===============    ==============    ==============    ===============

Basic net income per common share                          $         0.77     $        0.67     $        0.29     $         0.24
                                                           ===============    ==============    ==============    ===============
Diluted net income per common share                        $         0.76     $        0.65     $        0.29     $         0.24
                                                           ===============    ==============    ==============    ===============



See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                ACCUMULATED
                                                                                   OTHER                          TOTAL
                                                COMPREHENSIVE     RETAINED     COMPREHENSIVE      COMMON       STOCKHOLDERS'
                                                INCOME (LOSS)     EARNINGS     INCOME (LOSS)      STOCK           EQUITY
                                                -------------   ------------   -------------   ------------   --------------
Balance at December 31, 1998                                    $ 17,218,415   $     157,722   $  9,545,545   $   26,921,682
Comprehensive Income:
      Net Income                                $   4,570,756      4,570,756              --             --        4,570,756
      Other comprehensive loss, net of tax:
            Unrealized losses on
            securities available-for-sale            (418,627)            --        (418,627)            --         (418,627)
                                                -------------
Comprehensive income                            $   4,152,129
                                                =============

Cash dividends paid                                               (1,671,125)             --             --       (1,671,125)

10% Stock Dividend declared in June 1999                          (8,771,010)             --      8,771,010               --

Repurchases of common stock (55,990 shares)                               --              --       (834,583)        (834,583)

Stock options exercised (74,619 shares)                                   --              --        315,655          315,655
                                                                ------------   -------------   ------------   --------------
Balance at September 30, 1999                                   $ 11,347,036   $    (260,905)  $ 17,797,627   $   28,883,758
                                                                ============   =============   ============   ==============

Balance at December 31, 1999                                    $ 12,465,355   $   (622,421)   $ 17,728,564   $   29,571,498
Comprehensive Income:
      Net Income                                $   5,313,938      5,313,938             --              --        5,313,938
      Other comprehensive income, net of tax:
            Unrealized gain on
            securities available-for-sale              22,975             --         22,975              --           22,975
                                                -------------
Comprehensive income                            $   5,336,913
                                                =============

Cash dividends paid                                               (1,650,330)            --              --       (1,650,330)

Stock options exercised (17,650 shares)                                   --             --          40,242           40,242
                                                                ============   =============   ============   ==============
Balance at September 30, 2000                                   $ 16,128,963   $    (599,446)  $ 17,768,806   $   33,298,323
                                                                ============   =============   ============   ==============


See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                        2000                 1999
                                                                                 ------------------   -----------------
Net cash provided by operating activities                                        $       5,434,831    $      8,099,791

Investing activities:
       Proceeds from maturities and calls of investment securities
            available-for-sale                                                           1,107,858          18,334,586
       Proceeds from sales of investment securities available-for-sale                           -             633,265
       Purchases of investment securities available-for-sale                              (526,638)                  -
       Purchases of investment securities held-to-maturity                                 (83,000)           (117,636)
       Proceeds from maturities and calls of investment securities
            held-to-maturity                                                               394,775             334,802
       Net increase in loans                                                           (57,579,419)        (62,684,580)
       Purchases of premises and equipment, net                                         (1,436,395)         (1,784,046)
                                                                                 ------------------   -----------------
            Net cash used in investing activities                                      (58,122,819)        (45,283,609)

Financing activities:
       Net increase in deposits                                                         74,099,612          37,465,817
       Cash dividends                                                                   (1,650,330)         (1,671,125)
       Repurchases of stock                                                                      -            (834,583)
       Proceeds from issuance of stock                                                      40,242             315,655
       Net increase (decrease) in other borrowings                                     (10,100,000)          5,500,000
                                                                                 ------------------   -----------------
            Net cash provided by financing activities                                   62,389,524          40,775,764
                                                                                 ------------------   -----------------
Net increase in cash and cash equivalents                                                9,701,536           3,591,946
Cash and cash equivalents at beginning of period                                        19,420,537          26,838,900
                                                                                 ------------------   -----------------
Cash and cash equivalents at end of period                                       $      29,122,073    $     30,430,846
                                                                                 ==================   =================



See accompanying notes.

                         CASCADE BANCORP & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


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

2.   INVESTMENT SECURITIES

     Investment securities at September 30, 2000 and December 31, 1999 consisted of the following:




                                                         GROSS       GROSS
                                        AMORTIZED     UNREALIZED   UNREALIZED      ESTIMATED
SEPTEMBER 30, 2000                         COST          GAINS       LOSSES        FAIR VALUE
------------------------------------   ------------   ----------   -----------    ------------
AVAILABLE-FOR-SALE
U.S. Government and
           Agency securities........   $ 15,530,011   $      120   $   154,982    $ 15,375,149
Mortgage-backed securities                9,442,354       25,886       175,101       9,293,139
U.S. Treasury securities............      1,998,496       15,264            --       2,013,760
Equity securities...................      2,527,843           --       678,037       1,849,806
                                       ------------   ----------   -----------    ------------
                                       $ 29,498,704   $   41,270   $ 1,008,120    $ 28,531,854
                                       ============   ==========   ===========    ============

HELD-TO-MATURITY
Obligations of state and
           political subdivisions...   $    669,328   $    1,935   $     4,598    $    666,665
FHLB stock..........................      1,759,100           --            --       1,759,100
                                       ------------   ----------   -----------    ------------
                                       $  2,428,428   $    1,935   $     4,598    $  2,425,765
                                       ============   ==========   ===========    ============


                                               GROSS           GROSS
                                AMORTIZED    UNREALIZED     UNREALIZED   ESTIMATED
DECEMBER 31, 1999                 COST         GAINS          LOSSES     FAIR VALUE
----------------------------   -----------   -----------   -----------   -----------
AVAILABLE-FOR-SALE
U.S. Government and
    Agency securities ......   $15,538,091   $        --   $   255,820   $15,282,271
Mortgage-backed securities..    10,009,453            --       240,969     9,768,484
U.S. Treasury securities ...     1,997,742        17,878            --     2,015,620
Equity securities ..........     2,527,843            --       524,994     2,002,849
                               -----------   -----------   -----------   -----------
                               $30,073,129   $    17,878   $ 1,021,783   $29,069,224
                               ===========   ===========   ===========   ===========

HELD-TO-MATURITY
Obligations of state and
    political subdivisions..   $ 1,066,694   $     5,243   $     7,975   $ 1,063,962
FHLB stock .................     1,676,100            --            --     1,676,100
                               -----------   -----------   -----------   -----------
                               $ 2,742,794   $     5,243   $     7,975   $ 2,740,062
                               ===========   ===========   ===========   ===========


3.   LOANS AND RESERVE FOR LOAN LOSSES

     The composition of the loan portfolio at September 30, 2000 and December 31, 1999 was as follows:


                                    2000           1999
                                ------------   ------------
Commercial ..................   $ 49,744,114   $ 43,794,517
Real Estate:
      Construction ..........     66,900,786     60,583,812
      Mortgage ..............     31,691,646     27,843,683
      Commercial ............    138,143,585    109,468,780
Installment .................     49,586,829     37,989,342
                                ------------   ------------
                                 336,066,960    279,680,134
Less:
      Reserve for loan losses      4,617,531      3,525,185
      Deferred loan fees ....      1,235,386      1,252,717
                                ------------   ------------
                                   5,852,917      4,777,902
                                ------------   ------------
Loans, net ..................   $330,214,043   $274,902,232
                                ============   ============



     Transactions in the reserve for loan losses for the nine months ended September 30, 2000 and 1999 were as follows:


                                     2000            1999
                                  -----------    -----------
Balance at beginning of period    $ 3,525,185    $ 2,635,820
Provision charged to operations     1,956,000      1,655,138
Recoveries ....................       142,429        131,547
Loans charged off .............    (1,006,083)    (1,061,240)
                                  -----------    -----------
Balance at end of period ......   $ 4,617,531    $ 3,361,265
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

     The following table presents information with respect to non-performing assets at September 30, 2000 and December 31, 1999 (dollars in thousands):


                                      2000      1999
                                      -----    -----
Loans on non-accrual status .......   $ 466    $ 582
Loans past due 90 days or more
      but not on non-accrual status      45       40
Other real estate owned ...........      --       40
                                      -----    -----
Total non-performing assets .......   $ 511    $ 662
                                      =====    =====

Percentage of non-performing assets
      to total assets .............    0.23%    0.19%



     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the nine months ended September 30, 2000 and 1999.

     At September 30, 2000, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4.   MORTGAGE SERVICING RIGHTS

     At September 30, 2000 and December 31, 1999, the Bank held servicing rights to approximately $286,671,000 and $268,792,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Such mortgage loans are not included in the accompanying condensed consolidated balance sheets. The sale of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Such risks are considered in the determination of the reserve for loan losses. Other assets in the accompanying condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999 include approximately $2,960,000 and $2,838,000, respectively, of capitalized mortgage servicing rights accounted for at the lower of cost or fair value.

     The fair value of the capitalized mortgage servicing rights is determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. The predominant risk characteristics in estimating the fair value of mortgage servicing rights include, but are not limited to, changes in interest rates, prepayment pattern changes, interest types (ie., fixed and variable) and loan types.

5.   BORROWING AGREEMENTS

     The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $62.0 million that may be accessed for short or long-term borrowings. At September 30, 2000 the Bank had a total of $20 million in borrowings outstanding from FHLB, consisting of $10 million in overnight borrowings at a rate of 5.95% and $10 million on a 90 day advance at a rate of 5.70% that matured on October 19, 2000. At December 31, 1999, the Bank had a total of $13 million in borrowings outstanding from the FHLB bearing a weighted average interest rate of 5.79%. As of December 31, 1999 the Bank had $17.1 million in Federal funds purchased. There were no Federal funds purchased at September 30, 2000.

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


                                                    Nine months ended                Three months ended
                                                      September 30,                    September 30,
                                                  2000             1999            2000             1999
                                              --------------   --------------  --------------   --------------
Weighted average shares
      outstanding - basic                         6,875,955        6,855,758       6,879,884        6,861,573
Incremental shares from
      stock options                                 104,260          146,810         102,374          136,259
                                              --------------   --------------  --------------   --------------
Weighted average shares
      outstanding - diluted                       6,980,215        7,002,568       6,982,258        6,997,832
                                              ==============   ==============  ==============   ==============



     As of September 30, 2000, approximately 42,600 shares remain authorized for possible repurchase under the Company's stock repurchase plan.

8.   ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133" (SFAS 137), an amendment of SFAS 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 2000, FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities as an amendment to SFAS 137. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The Company had no significant derivatives as of September 30, 2000, nor does the Company engage in any hedging activities. Accordingly, the Company does not anticipate that the adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, will have a material effect on its consolidated financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the nine-month and three-month periods ended September 30, 2000 and 1999, included in this report.

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

HIGHLIGHTS

     The Company reported net income of approximately $5,314,000 or $.77 basic net income per common share, for the nine months ended September 30, 2000, compared to net income of approximately $4,571,000, or $.67 basic net income per common share, for the same period in 1999. This represents an increase in net income of 16.3 percent. Net income for the quarter ended September 30, 2000 was approximately $2,020,000, or $.29 basic net income per common share, compared to net income of approximately $1,648,000, or $.24 basic net income per common share, for the same period in 1999. This represents an increase in net income of 22.6 percent. The increases in earnings during the periods presented were primarily due to strong growth in the Company's loan portfolio with a resulting increase in net interest income.

     The loan portfolio continued to expand during the third quarter of 2000, bringing total loans to $336.1 million. Loans grew by 20.2% since year-end 1999 and 25.5% compared to a year ago. Bank deposits were up 26.0% to $359.4 million from year-end 1999 and up 16.6% over the past year. Deposit growth in the first nine months of 2000 resulted from increased public funding sources as well as new deposit investment products, which augmented the funding base. The third quarter of 2000 performance reflected a 10% increase in average core deposits compared to the preceeding quarter (checking, money market and savings accounts). At quarter end, 86% of our deposits were "core" in nature, while time deposits fell to only 14% of the total deposits.

     During the third quarter ended September 30, 2000, approximately $6.7 million in deposits of Liberty Bank's Salem Branch were successfully transferred to Bank of the Cascades. The transaction did not have a material impact to the financial results of the Company. In addition, the Bank reported that it has plans to open a third branch in the Salem area in 2001.

RESULTS OF OPERATIONS - NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET INTEREST INCOME

     Net interest income increased 17.2 percent for the nine months and 15.6 percent for the three months ended September 30, 2000 as compared to the same periods in 1999. These net increases primarily resulted from higher loan volumes generating increased interest income, which exceeded the increase in interest expense necessary to fund this growth.

     Total interest income increased approximately $5,365,000 (or 26.0%) for the nine months and $1,935,000 (or 26.4%) for the three months ended September 30, 2000 as compared to the same periods in 1999. These increases for both the nine-month and three-month periods were primarily the result of an increase in the volume of loans. With the Federal Reserve engineering a higher interest rate climate over the past year, yields on earning assets increased in the third quarter of 2000 to 10.01% compared to 9.81% for the same period in 1999.

     Total interest expense increased approximately $2,613,000 (or 57.2%) for the nine months and $1,039,000 (or 66.1%) for the three months ended September 30, 2000 as compared to the same periods in 1999. The higher interest rate climate resulted in increased rates paid on deposit accounts compared to a year ago, with overall cost of interest bearing funds increasing to 4.34% compared to 3.35% a year ago. There were increases in all categories of interest expense, with the largest increase due to higher rates and volumes in money market accounts and time deposits. As a consequence of the above factors, the net interest margin declined to 7.19% for the third quarter 2000, compared to 7.70% for the year ago quarter.

LOAN LOSS PROVISION

     The loan loss provision increased approximately $301,000 for the nine months and approximately $171,000 for the three months ended September 30, 2000 as compared to the same periods in 1999. Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level consistent with the known and inherent risks within the loan portfolio. However, no assurance can be given that in any particular period loan losses could be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the provision. The Bank's ratio of reserve for loan losses to total loans was 1.37 percent at September 30, 2000 compared to 1.26 percent at December 31, 1999.

NONINTEREST INCOME

     Total noninterest income was modestly higher for the nine months but
18.8 percent higher for the three months ended September 30, 2000 as compared to the same periods in 1999. The main factor that has slowed year to date growth in overall noninterest income has been lower net revenue in residential mortgage origination activity, a consequence of the higher interest rate climate. Excluding mortgage-related origination fees and loss on sale of mortgage loans, noninterest income is up 16.4 percent and 21.5 percent for the year to date and third quarter, respectively, as compared to the prior year periods. This fee income growth is due to higher service fee and other income directly related to increased business activity over the course of the year. For the nine months, Mortgage related income decreased
45.1 percent as compared to the same period in 1999. However, with more stable rate rates of late, the third quarter mortgage related results were flat compared to the year ago quarter.

NONINTEREST EXPENSE

     Total noninterest expense increased 11.6 percent for the nine months and
9.0 percent for the three months ended September 30, 2000 as compared to the same periods in 1999. Noninterest expense increased as a result of increased personnel and operating expenses which are impacted by continued growth in business volumes, as well as expenses related to branch start-ups in Salem and Keizer, Oregon.

INCOME TAXES

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience steady growth in the third quarter of 2000 with total assets increasing 19.7% to $416.6 million at September 30, 2000 compared to $347.9 million at December 31, 1999. This increase is primarily due to strong loan growth. Total loans outstanding increased 20.2 percent to $336.1 million at September 30, 2000 as compared to $279.7 million at December 31, 1999. The growth was concentrated in the commercial real estate loan portfolio, up $28.7 million consistent with the nature of economic growth in the markets served by the Company.

     Increased assets were funded primarily by growth in deposits. Deposits increased 26.0 percent to $359.4 million at September 30, 2000 compared to $285.3 million at December 31, 1999. A portion of this growth was attributable to the acquisition of the deposits from Liberty Bank's Salem branch of approximately $6.7 million along with new and expanded public fund customer deposits. Because deposit growth exceeded loan growth, the Company was able to reduce its overall borrowings by $10.1 million at September 30, 2000.

     The Company had no off balance sheet derivative financial instruments as of September 30, 2000 and December 31, 1999.

CAPITAL RESOURCES

     The Company's total stockholders equity at September 30, 2000 was $33.3 million, an increase of $3.7 million from December 31, 1999. The increase was the net result of earnings of $5.3 million for the nine months ended September 30, 2000, less cash dividends to shareholders of $1.7 million during the first nine months of 2000. In addition, improved market prices for common stock and bond prices resulted in a slight net unrealized gain on investment securities available-for-sale. At September 30, 2000 the Company had a net unrealized loss on available for sale securities of approximately $.6 million.

     At September 30, 2000, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's (AFRB@) risk-based capital guidelines were approximately 9.44% and 10.69%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

     At September 30, 2000 the Bank maintained unsecured lines of credit totaling $19.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $62.0 million that may be accessed for short or long-term borrowings. The Company continues to have ample available funding sources.

     At September 30, 2000, the Bank had approximately $113.8 million in outstanding commitments to extend credit. Approximately 40% of the commitments pertained to various construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

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

     The Company did not experience a material change in market risk at September 30, 2000 as compared to December 31, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits were required to be filed for the quarter ended September 30, 2000.

         (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the second quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CASCADE BANCORP
                                       ------------------------------------
                                                    (Registrant)



Date    11/9/00                        By /s/ Patricia L. Moss
     ---------------                      ---------------------------------
                                          Patricia L. Moss, President & CEO



Date    11/8/00                        By /s/ Gregory D. Newton
     ---------------                      ---------------------------------
                                          Gregory D. Newton,
                                          SVP/Chief Financial Officer