Form 10-Q/A
period 2000-09-30
CASCADE BANCORP
filed 2000-11-14
CIK 865911

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

     The following table presents information with respect to non-performing assets at September 30, 2000 and December 31, 1999 (dollars in thousands):


                                      2000      1999
                                      -----    -----
Loans on non-accrual status .......   $ 902    $ 582
Loans past due 90 days or more
      but not on non-accrual status      39       40
Other real estate owned ...........      --       40
                                      -----    -----
Total non-performing assets .......   $ 941    $ 662
                                      =====    =====

Percentage of non-performing assets
      to total assets .............    0.23%    0.19%



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