Form 10-K
period 2000-12-31
CASCADE BANCORP
filed 2001-03-21
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ Commission file number: 0-23322

CASCADE BANCORP (Name of registrant as specified in its charter)
Oregon (State of Incorporation)	93-1034484 (IRS Employer Identification #)

1100 NW Wall Street, Bend, Oregon (Address of principal executive offices)	97701 (Zip Code)

(541) 385-6205
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $91,177,161 aggregate market value as of March 5, 2001, based on the average bid and asked price.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,886,543 shares of no par value Common Stock on March 5, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the issuer’s definitive proxy statement for the annual meeting of shareholders to be held on April 23, 2001.

CASCADE BANCORP FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

PART I

Item 1.	BUSINESS	3

Item 2.	PROPERTIES	17

Item 3	LEGAL PROCEEDINGS	17

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	18

Item 6.	SELECTED FINANCIAL DATA	19

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27

PART III

Item 10 through 13
Part III, items 10 through 13 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with the Company’s Annual Meeting of Shareholders to be held on April 23, 2001. (Executive Officers, Compensation arrangements, Director and Management Ownership; Related Party Transactions)

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	27

SIGNATURES	28
2

PART I

ITEM 1.      BUSINESS

Company

     Cascade Bancorp (Bancorp) is an Oregon chartered Financial Holding Company formed in 1990 and headquartered in Bend, Oregon. Bancorp’s principal subsidiary is Bank of the Cascades (the Bank). The Holding Company has an inactive subsidiary, Cascade Bancorp Financial Services, Inc (collectively, the Company). At December 31, 2000 the Company had total consolidated assets of approximately $423 million, net loans of approximately $353 million and deposits of approximately $358 million.

Bank of the Cascades

     The Bank was chartered as an Oregon State bank in March 1976 and opened for business in February 1977. Bank of the Cascades is a community bank offering the full range of financial services to its business and consumer clients, including trust and investments. The Bank has a network of eleven branches, nine located in Central Oregon, and two in the Salem area, of Oregon. In Deschutes County, its largest market concentration, the Company is the market share leader in customer deposits, holding over 30% share. It also is the market share leader in construction and commercial real estate lending as well as in residential mortgage origination and home equity lending. Owing to in-migration and a flourishing tourism industry, the population of Deschutes County has grown at a rate faster than any County in the Northwest during the past decade. The Bank’s headquarters is located in Bend, Oregon.

     With a relationship banking strategy, the Bank offers a broad range of commercial and personal banking services to its customers. Lending activities serve small to medium-sized business and consumer accounts. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services such as cash management, lock box, internet banking and bill payment. In addition, the Bank purchases used vehicle installment contracts from local dealerships and also offers direct consumer finance loans.

     In mid-1999 the Company began offering Trust and Investment services. Trust services focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. Investment services are provided by a licensed on-site broker through a broker/dealer agent relationship.

Cascade Bancorp Financial Services

     The Company formerly engaged in the dealer vehicle installment contracts business through Cascade Bancorp Financial Services, Inc (CBFS). Those activities as well as the assets, liabilities and capital of CBFS became a division of the Bank in 2000, and the subsidiary is now inactive.

Employees

     The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be good. Bancorp has no employees other than its executive officers, who are also employees of the Bank. As of December 31, 2000, the Company had 207 full-time equivalent employees compared to 205 a year earlier. None of the employees of the Company are subject to a collective bargaining agreement.

Business Strategy

•	PROVIDE SHAREHOLDERS WITH EXCEPTIONAL VALUE BY DELIVERING THE BEST IN COMMUNITY BANKING AND RELATED FINANCIAL SERVICES

     Cascade Bancorp has established the following key performance goals: 1) Consistently exceed 20% return on equity, 2) Consistently exceed 12% growth in earnings per share, 3) Identify and prudently manage credit and business risk and 4) Strive to profitably diversify revenue and continuously seek efficiency improvements in all its activities. There can be no assurance as to the ongoing achievement of these goals due to the inherent uncertainty of future events, competitive forces, the vitality of the local, regional and national economy and other unforeseen circumstances.

     For nearly a quarter of a century, Bank of the Cascades has focused on delivering the best in hometown banking services to the Oregon communities it serves. Its strategy is to profitably grow its business by attracting and retaining high value relationship customers. This is accomplished by providing the personal touch customer service while offering a broad array of products and financial services. The Company is committed to providing customer choice in delivery channels by implementing advanced technology and delivery systems. Such channels include traditional branches, ATMs, Internet banking, and telephonic access.

     In addition to targeting growth and increased market share in its existing locations, the Company may also consider future expansion by de novo branching where it identifies market opportunities. The Company expects to open its third office in the Salem area in mid 2001. The Company may also consider strategic partnerships or making selective business acquisitions to expand its market opportunities.

     The Company’s broad risk management objectives are to develop loan policies and underwriting practices designed to prudently manage credit risk. Funding policies are designed to maintain an appropriate volume and mix of core deposits and time deposit balances to efficiently fund its loan and investment activities. The Company may complement its deposit gathering strategies with wholesale funding from reliable counterparties such as the Federal Home Loan Bank. The Company monitors its sensitivity to changing interest rates primarily by utilizing simulation analysis in addition to traditional interest rate gap calculations.

Competition

     Commercial and consumer banking in Central Oregon, as well as in the State of Oregon and nation as a whole, is highly competitive. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial service providers. In addition to traditional competition in interest rates paid on deposits and pricing of loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience as well as in fees and service charges. In addition, improvements in technology, communications and the Internet have intensified delivery channel competition. Certain competitors may have greater resources than the Company resulting in heightened competition for banking and financial services.

     The Company competes for customers principally through its commitment to customer service, the relative attractiveness of its products and services, and by ensuring customer convenience and functionality in accessing those products and services. The Company believes its hometown banking philosophy, technology and focus on small and medium-sized business, professional and consumer accounts, enables it to compete effectively with other financial service providers. In addition, the Company’s lending officers and senior managers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To serve customers whose borrowing requirements exceed its lending limits, the Bank may participate loans to other financial institutions.

Consolidated Statistical Information

     The following tables present certain financial and statistical information with respect to the Company for the periods indicated. Most of the information is required by Guide 3, “Statistical Disclosure by Bank Holding Companies”, published by the Securities and Exchange Commission. At the beginning of each table, information is presented as to the nature of data disclosed in the table.

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

Analysis of Changes in Interest Differential

     The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	Year ended December 31,
	2000 over 1999			1999 over 1998
	Total Increase (Decrease)	Amount of Change Attributed to		Total Increase (Decrease)	Amount of Change Attributed to
		Volume	Rate		Volume	Rate
Interest income:
Interest and fees on loans	$7,935	$7,481	$454	$6,283	$6,995	$(712)
Taxable securities	(531)	(595)	64	(224)	(67)	(157)
Non-taxable securities	(12)	(16)	4	6	8	(2)
Federal funds sold	55	34	21	(442)	(456)	14

Total interest income	7,447	6,904	543	5,623	6,480	(857)
Interest expense:
Interest on deposits:
Interest bearing demand	1,450	649	801	224	63	161
Savings	7	7	—	12	36	(24)
Time	1,545	1,175	370	285	393	(108)
Other borrowings	620	449	171	635	844	(209)

Total interest expense	3,622	2,280	1,342	1,156	1,336	(180)

Net interest spread	$3,825	$4,624	$(799)	$4,467	$5,144	$(677)

5

Average Balances and Average Rates Earned and Paid

     The following table sets forth for 2000, 1999, and 1998 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. (Dollars in thousands):

	Year ended December 31, 2000			Year ended December 31, 1999			Year ended December 31, 1998
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$29,380	$1,862	6.34%	$38,880	$2,393	6.15%	$39,954	$2,617	6.55%
Non-taxable securities (1)	834	36	4.32%	1,209	48	3.97%	1,003	42	4.19%
Federal funds sold	2,273	150	6.60%	1,716	95	5.54%	10,107	537	5.31%
Loans (2)(3)(4)	322,153	33,475	10.39%	249,565	25,540	10.23%	182,280	19,257	10.56%

Total earning assets	354,640	35,523	10.02%	291,370	28,076	9.64%	195,993	22,453	9.62%
Reserve for loan losses	(4,181)			(3,133)			(2,264)
Cash and due from banks	19,954			22,024			17,827
Premises and equipment, net	8,181			7,261			5,394
Other Assets	15,221			13,761			9,855

Total assets	$393,815			$331,283			$264,156

Liabilities & Stockholders’ Equity
Int. bearing demand deposits	$142,012	$5,192	3.66%	$122,519	$3,742	3.05%	$120,530	$3,518	2.92%
Savings deposits	16,124	323	2.00%	15,828	316	2.00%	14,086	304	2.16%
Time deposits	55,995	3,124	5.58%	33,254	1,579	4.75%	25,295	1,294	5.12%
Other borrowings	20,873	1.320	6.32%	13,160	700	5.32%	780	65	8.33%

Total interest bearing liabilities	235,004	9,959	4.24%	184,761	6,337	3.43%	160,691	5,181	3.22%
Demand deposits	124,144			115,038			75,826
Other liabilities	3,215			3,465			2,263

Total liabilities	362,363			303,264			238,780
Stockholders’ equity	31,452			28,019			25,376

Total liabilities & equity	$393,815			$331,283			$264,156

Net interest income		$25,564			$21,739			$17,272

Net interest spread			5.78%			6.21%			6.40%

Net interest income to earning assets			7.21%			7.46%			7.40%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans were insignificant for 2000, 1999, and 1998.

(3)	Loan related fees included in the above yield calculations: $1,537,675 in 2000, $1,552,000 in 1999, and $1,236,000 in 1998.

(4)	Includes mortgage loans held for sale.

6

Loan Portfolio Composition

     Interest earned on the loan portfolio is the primary source of income for the Company. Net loans represent 83% of total assets as of December 31,2000. The Company makes substantially all of its loans to customers located within the Company’s service area. Due to the rapid growth in population and the tourism and service nature of the economy in its primary markets, the Bank loan concentration has historically been in real estate construction and commercial real estate. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Company has no significant agricultural loans.

     The following table presents the composition of the Company’s loan portfolio, at the dates indicated (dollars in thousands):

	December 31,
	2000	1999	1998	1997	1996
Commercial	$56,707	$43,122	$31,280	$30,059	$22,485

Real Estate:
Construction	72,241	49,276	44,875	30,863	34,375
Mortgage	35,028	41,505	38,791	25,272	20,384
Commercial	144,337	111,578	70,524	52,356	42,391

Installment	50,361	34,622	22,693	18,901	14,666

	358,674	280,103	208,163	157,451	134,301
Less:
Reserve for loan losses	5,020	3,525	2,636	2,048	1,691
Deferred loan fees	1,116	1,253	864	502	373

	6,136	4,778	3,500	2,550	2,064

	$352,538	$275,325	$204,663	$154,901	$132,237

At December 31, 2000, the maturities of all loans by category were as follows (dollars in thousands):

Loan Category	Due within one year	Due after one, but within five years	Due after five years	Total
Commercial	$38,157	$14,566	$3,984	$56,707

Real Estate:
Construction	61,502	9,754	985	72,241
Mortgage	6,572	9,478	18,978	35,028
Commercial	22,552	112,314	9,471	144,337

Installment	28,087	21,190	1,084	50,361

	$156,870	$167,302	$34,502	$358,674

Variable rate loans due after one year totaled $115,870 at December 31, 2000 and loans with predetermined or fixed rates due after one year totaled $85,934 at December 31, 2000. 7

Lending and Credit Management

     The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The underwriting process relies principally on historical and prospective cash flow analysis augmented by collateral assessment, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures. Internal and external auditors periodically sample and test certain credit files as well.

     Risk of nonpayment exists with respect to all loans, although certain specific types of risks are associated with different types of loans. Due to the nature of the Company’s customer base and the growth experienced in the Company’s market area, real estate is frequently a material component of collateral for the Company’s loans. The expected source of repayment of these loans is generally the operations of the borrower’s business, or the obligor’s personal income. However, real estate collateral provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area. The Company mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Company. Making the majority of commercial real estate loans to owner-occupied users of the property mitigates, but does not eliminate, commercial real estate risk.

     The following table presents information with respect to non-performing assets (dollars in thousands):

	December 31,
	2000	1999	1998	1997	1996
Loans on non-accrual status	$621	$582	$172	$43	$50

Loans past due 90 days or more
But not on non-accrual status	63	40	—	45	27

Other real estate owned	—	40	409	9	—

Total non-performing assets	$684	$662	$581	$97	$77

Percentage of non-performing assets
to total assets	.16%	.19%	.19%	.04%	.04%

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been insignificant for the periods presented.

     At December 31, 2000, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

Reserve for Loan Losses

     The reserve for loan losses is maintained at a level consistent with the known and inherent risks within the loan portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. In evaluating the adequacy of the Reserve for Loan Losses, management considers such factors as historic and current loss experience, portfolio quality characteristics, specific evaluation of problem loans, assessment of current and prospective economic conditions, risk and collateral profiles, risk characteristics and concentration of loan types. However, this assessment cannot preclude unforeseen loan losses that are sizable in relation to the amount reserved.

     The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

	Year ended December 31,
	2000	1999	1998	1997	1996
Loans outstanding at
End of period	$358,674	$280,103	$208,163	$157,451	$134,301

Average loans outstanding
During the period	$322,153	$249,565	$182,280	$149,698	$137,798

Reserve balance,
Beginning of period	$3,525	$2,636	$2,048	$1,691	$1,651

Recoveries:
Commercial	12	9	2	16	2
Real Estate:
Construction	1	—	—	—	—
Mortgage	—	4	1	2	—
Commercial	—	—	—	—	—
Installment	201	166	39	42	28

	214	179	42	60	30

Loans charged off:
Commercial	(158)	(518)	(254)	(80)	(212)
Real Estate:
Construction	—	(65)	—	—	—
Mortgage	(15)	(27)	(91)	(442)	(50)
Commercial	—	—	—	—	—
Installment	(1,297)	(790)	(288)	(256)	(160)

	(1,470)	(1,399)	(633)	(778)	(422)

Net loans charged-off	(1,256)	(1,221)	(591)	(718)	(392)
Provision charged to operations	2,751	2,110	1,179	1,075	432

Reserve balance, end of period	$5,020	$3,525	$2,636	$2,048	$1,691
Ratio of net loans charged-off
to average loans outstanding	.39%	.49%	.32%	.48%	.28%

Ratio of reserve for loan losses
to loans at end of period	1.40%	1.26%	1.27%	1.30%	1.26%

9

Allocation of Reserve for Loan Losses

     The following table presents estimated allocation of the Reserve for Loan Losses to major loan types. As a part of the methodology employed by the Company to analyze the adequacy of the Reserve for Loan Losses, management may estimate and allocate portions of the reserve for loan losses to specific loan categories. In this process, the Company seeks to quantify, at a point in time, its estimate of the inherent credit loss exposure within each loan type, given relative and know credit quality circumstances, historical loss rates as well as the impact of current and anticipated economic and business conditions. Such an allocation process may not accurately predict future credit losses by loan type or in aggregate. The total Reserve is available to absorb losses that may arise from any loan type or category. For comparative purposes, prior period allocation figures may be re-estimated to reflect evolving analytical methods.

	December 31,
	2000		1999		1998
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$835	16%	$793	15%	$510	15%
Real Estate:
Construction	837	20	759	18	589	22
Mortgage	305	10	374	15	344	18
Commercial	986	40	675	40	458	34
Installment	1,608	14	899	12	589	11
Unallocated	449	—	25	—	146	—

	$5,020	100%	$3,525	100%	$2,636	100%

	December 31,
	1997		1996
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial	$490	20%	$367	17%
Real Estate:
Construction	405	20	451	26
Mortgage	224	15	181	15
Commercial	340	33	275	32
Installment	454	12	352	10
Unallocated	135	—	65	—

	$2,048	100%	$1,691	100%

10

Investment Portfolio

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2000, 1999, and 1998 (dollars in thousands).

	December 31,
	2000	1999	1998
U.S. Treasury securities	$2,030	$2,016	$3,109
Obligations of U.S. Government agencies	10,525	15,282	26,849
Obligations of state and political subdivisions	669	1,067	1,410
Mortgage-backed securities	9,212	9,768	14,891
Corporate debt securities	—	—	631

Total debt securities	22,436	28,133	46,890

Federal Home Loan Bank stock	1,788	1,676	1,529
Equity securities	1,857	2,003	2,532

Total investment securities	$26,081	$31,812	$50,951

The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2000 (dollars in thousands):
Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Treasury Securities
Due after 1 but within 5 years	$2,030	6.69%

Total U.S. Treasury Securities	2,030	6.69%
U.S. Government Agencies
Due after 1 but within 5 years	10,525	6.25%

Total U.S. Government Agencies	10,525	6.25%
State and Political Subdivisions
Due within 1 year	395	4.88%
Due after 1 but within 5 years	274	3.98%

Total State and Political Subdivisions	669	4.51%
Mortgage-Backed Securities	9,212	6.95%

Total Debt Securities	22,436	6.53%
Equity securities	3,645	4.82%

Total Securities	$26,081	6.29%

(1)	Yields on tax-exempt securities have not been stated on a tax equivalent basis.

11

Deposit Liabilities and Time Deposit Maturities

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

	Years ended December 31,
	2000 Average		1999 Average		1998 Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Demand	$ 124,144	N/A	$ 115,038	N/A	$ 75,826	N/A
Interest-bearing demand	142,012	3.66%	122,519	3.05%	120,530	2.92%
Savings	16,124	2.00%	15,828	2.00%	14,086	2.16%
Time	55,995	5.58%	33,254	4.75%	25,295	5.12%

Total Deposits	$ 338,275		$ 286,639		$ 235,737

As of December 31, 2000 the Company’s time deposit liabilities had the following times remaining to maturity (dollars in thousands):

	Time deposits of $100,000 or more (1)		All other Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent

3 months or less	$15,013	59.94%	$12,406	31.91%
Over 3 months Through 6 months	2,259	9.02%	11,312	29.10%
Over 6 months Through 12 months	5,466	21.82%	10,067	25.89%
Over 12 months	2,310	9.22%	5,095	13.10%

Total	$25,048	100.00%	$38,880	100.00%

(1)	Time deposits of $100,000 or more represent 6.99% of total deposits as of December 31, 2000.
(2)	All other time deposits represent 10.85% of total deposits as of December 31, 2000.

Short-Term Borrowings

     At December 31, 2000, the Company’s other short-term borrowings consisted of FHLB borrowings totaling $25.5 million ($15.5 million under the FHLB CMA Program and a $10.0 million seven day advance maturing 1/4/01). At December 31, 1999, the Company’s other short-term borrowings consisted of FHLB borrowings totaling $13.0 million ($5.0 million under the FHLB CMA Program and $8.0 million under a promissory note agreement due 2/11/00) and federal funds purchased totaling $17.1 million. At December 31, 1998, the Company had no short-term borrowings.

     The following table sets forth certain information with respect to the Company’s other short-term borrowings at December 31 and during each of 2000 and 1999 (dollars in thousands):

	December 31,
Other short-term borrowings	2000	1999
Amount outstanding at year-end	$25,500	$13,000
Weighted average interest rate at year-end	6.71%	5.79%
Maximum amount outstanding at any month-end during the year	35,000	19,400
Daily average amount outstanding during the year Average weighted	20,050	11,307
interest rate during the year	6.34%	5.34%
12

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

Federal Bank Holding Company Regulation

     The Company is a one-bank holding Company within the meaning of the Bank Holding Company Act (Act), and as such, it is subject to regulation, supervision and examination by the Federal Reserve Bank (FRB). The Company has been designated a Financial Holding Company as defined in the 1999 Gramm-Leach-Bliley Act (see description below). The Company is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require.

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

     With certain exceptions, the Act also prohibits a bank holding Company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any Company which is not a bank or bank holding Company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding Company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

Financial Modernization Act

     On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while reserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a “Financial Holding Company,” a subset of bank holding companies that satisfy the following criteria:

1.	all of the depository institution subsidiaries must be well capitalized and well managed;

2.	the holding company must file with the Federal Reserve Board a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the Gramm-Leach-Bliley Act; and

13

3.	all of the depository institution subsidiaries must have a Community Reinvestment Act rating of “satisfactory” or better.

     Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifies certain activities that are financial in nature. These activities include:

•	acting as a principal, agent or broker for insurance;

•	underwriting, dealing in or making a market in securities; and

•	providing financial and investment advice.

     The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

     The Gramm-Leach-Bliley Act has only recently become law. Regulations of the banking agencies implementing the legislative changes can be expected in the near future. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Gramm-Leach-Bliley Act, the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations can be expected to impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization. Additionally, because the legislation allows various affiliates within a single holding company organization to serve a broader array of customers’ financial goals, including their banking, insurance and investment goals, implementing regulations can be expected to impose strict safeguards on sharing of customer information among affiliated entities within an organization.

     The Company evaluated the provisions of the Act and became a designated “Financial Holding Company” during the second quarter of 2000. It does not expect such designation to have a material effect on its financial condition or results of operations.

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

     The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank’s current CRA rating is “Outstanding”.

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

     Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each Federal banking agency is required to prescribe by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank already meets substantially all the standards that are likely to be adopted, and therefore does not believe that the implementation of these regulatory standards will materially affect the Company’s business operations.

Interstate Banking Legislation

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks, including Oregon, are permitted to merge across state lines and thereby create interstate branch networks.

Deposit Insurance

     As a member institution of the FDIC, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), and the Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

     The Deposit Insurance Funds Act of 1996 (“Funds Act”) eliminated the statutorily imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as, the Bank’ deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 cents per $100 of deposits per year. The Bank’s FDIC insurance expense for 2000 was approximately $62,000.

Regulatory Dividend Restrictions

     The principal source of Bancorp’s cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks: (1) no dividends may be paid which would impair capital; (2) until the surplus fund of a bank is equal to 50% of its capital, no dividends may be declared unless there has been carried to the surplus account no less than one fifth of its net profits for the dividend period; and (3) dividends are payable only out of a bank’s undivided profits.

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

Regulatory Capital

     The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 2000 the Company is considered “well capitalized” according to these regulatory capital guidelines. See footnote 17 to the Financial Statements in this report.

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

     Tier 1 capital for bank holding companies includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a FRB rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the FRB) and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: (I) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instrument; (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

     Banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

     Loans are generally assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. The Company’s investment securities, mainly U.S. Government sponsored agency obligations, are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations fully guaranteed by the United States Treasury or United States Government, which have 0% risk-weight. Off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

     The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Monetary Policy

     The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB’s regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant affect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2. PROPERTIES

     At December 31, 2000, the Company conducted banking services in eleven locations. Nine located in Central Oregon and two in the Salem area of Oregon. All offices are free standing buildings except one location, which is leased space in a supermarket. The main office/administrative center and five other branch buildings are owned and are situated on leased land. The Bank owns land and building at two branch locations. The Bank leases land and building at two branch locations. All leases include multiple renewal options. The Bank owns property in the Old Mill district of Bend for a possible future branch, or combination branch/operations facility. In addition to the above, the Bank has entered into a land lease in South Salem, Oregon which is targeted to open in mid-2001.

     The Bank’s Main Office and Administrative Center is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. Monthly rental is $5,290 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Mortgage lending, administrative and operational functions occupy approximately 8,400 square feet. A separate data processing and drive-up facility is also located on site. In 1999 the Bank acquired a 3,000 square foot adjacent building for future expansion of administrative functions for $295,000. Certain other operations are located in an adjacent building subject to a short-term lease agreement.

     In the opinion of management all of the Bank’s properties are adequately insured.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR CASCADE BANCORP’S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

     Cascade Bancorp common stock trades on The NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol CACB. The primary market makers are: Dain Rauscher Wessels Inc., Ragen MacKenzie, Inc., D.A. Davidson & Co., Hoefer & Arnett, Pacific Crest Securities, Black & Company Inc., Herzog, Heine, Geduld, Inc., and Keefe, Bruyette & Woods, Inc.

     The high and low sales prices shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The NASDAQ Stock Market for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
High	$ 12.38	$ 11.69	$ 13.75	$ 14.25
Low	$ 8.50	$ 8.75	$ 10.31	$ 11.94

1999
High	$ 16.71	$ 16.36	$ 16.88	$ 15.13
Low	$ 14.89	$ 13.64	$ 12.88	$ 11.25

     The Company declared a 10% stock dividend in June 1999. The Company announced the establishment of regular quarterly cash dividends in 1997. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

DIVIDENDS DECLARED AND PAID

	First Quarter Per Share	Second Quarter Per Share	Third Quarter Per Share	Fourth Quarter Per Share
2001	$ .09	N/A	N/A	N/A
2000	$ .08	$ .08	$ .08	$ .08
1999	$ .08	$ .08	$ .08	$ .08

At March 5, 2001, the Company had 6,886,543 shares of common stock outstanding held by approximately 2,700 shareholders of record. 18

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

	Years ended December 31,
Income Statement Data	2000	1999	1998	1997	1996
Interest income	$ 35,523	$ 28,076	$ 22,453	$ 18,836	$ 15,812
Interest expense	9,959	6,337	5,181	4,787	4,052
Net interest income	25,564	21,739	17,272	14,049	11,760
Loan loss provision	2,751	2,110	1,179	1,075	432
Noninterest income	5,767	5,409	5,713	4,310	4,020
Noninterest expense	16,578	15,027	12,548	9,379	8,113
Income before income taxes	12,002	10,011	9,257	7,905	7,235
Provision for income taxes	4,683	3,773	3,491	2,864	2,722
Net income	$ 7,319	$ 6,238	$ 5,766	$ 5,041	$ 4,513
Share Data
Basic earnings per common share (1)	$ 1.06	$ 0.91	$ 0.84	$ 0.72	$ 0.64
Diluted earnings per common share (1)	$ 1.05	$ 0.89	$ 0.82	$ 0.70	$ 0.63
Book value per common share (1)	$ 5.08	$ 4.31	$ 3.93	$ 3.52	$ 3.43
Cash dividends per common share (1)	$ 0.32	$ 0.32	$ 0.31	$ 0.27	—
Ratio of dividends declared to net income	30.1%	35.2%	36.7%	38.0%	—
Basic Weighted shares outstanding (1)(6)	6,877	6,859	6,850	7,021	7,039
Diluted weighted shares outstanding (1)(6)	6,987	7,021	7,065	7,224	7,158
Balance Sheet Data
Investment securities	$ 26,081	$ 31,812	$ 50,951	$ 44,400	$ 27,797
Loans, net (2)	352,538	275,325	204,663	154,901	132,237
Total assets	423,293	347,904	300,774	242,611	201,277
Total deposits	358,198	285,313	270,863	211,345	171,082
Total shareholders’ equity (6)	34,981	29,571	26,922	24,236	23,572
Selected Ratios
Return on average total shareholders’ equity (6)	23.27%	22.26%	22.72%	20.73%	21.04%
Return on average total assets	1.86%	1.88%	2.18%	2.23%	2.39%
Net interest spread	5.78%	6.21%	6.40%	6.23%	6.11%
Net interest margin	7.21%	7.46%	7.40%	7.17%	7.09%
Efficiency ratio (3)	52.91%	55.35%	54.59%	51.09%	51.41%
Asset Quality Ratios
Reserve for loan losses to ending total loans	1.40%	1.26%	1.28%	1.32%	1.26%
Nonperforming assets to ending total assets (4)	0.16%	0.19%	0.19%	0.04%	0.04%
Net loan charge-offs to average loans	0.39%	0.49%	0.32%	0.48%	0.28%
Capital Ratios
Average shareholders’ equity to average assets (6)	7.99%	8.46%	9.61%	10.77%	11.33%
Leverage ratio (5)	8.27%	8.37%	8.99%	9.63%	11.48%
Total risk-based capital ratio (5)	10.64%	11.09%	12.47%	14.29%	16.51%

(1)	Adjusted to reflect a 10% stock dividend declared in 1996, a two-for-one stock split in 1997, a three-for-two stock in 1998, and 10% stock dividend in 1999.
(2)	Includes mortgage loans held for sale.
(3)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).
(4)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more and other real estate owned.
(5)	Computed in accordance with FRB and FDIC guidelines.
(6)	During 1997 the Board adopted a stock repurchase plan to buyback approximately 2.5% of common stock. In addition, the Board adopted a plan to repurchase up to an additional 2.5% of common stock beginning in 1998.

19

Selected Quarterly Financial Data

     The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2000 and 1999. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein (in thousands, except per share amounts):

	2000 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$9,559	$9,263	$8,738	$7,963
Interest expense	2,776	2,611	2,421	2,151

Net interest income	6,783	6,652	6,317	5,812
Loan loss provision	795	720	625	611

Net interest income after loan loss provision	5,988	5,932	5,692	5,201
Noninterest income	1,510	1,522	1,397	1,338
Noninterest expense	4,210	4,213	4,130	4,025

Income before income taxes	3,288	3,241	2,959	2,514
Provision for income taxes	1,282	1,222	1,183	996

Net income	$2,006	$2,019	$1,776	$1,518

Weighted average number
of shares outstanding (1)	6,880	6,880	6,878	6,869
Basic earnings per share (1)	$ 0.29	$ 0.29	$ 0.26	$ 0.22
Fully diluted weighted average
Number of shares outstanding (1)	7,001	6,982	6,979	6,977
Fully diluted earnings per share (1)	$ 0.29	$ 0.29	$ 0.25	$ 0.22

	1999 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$7,477	$7,328	$6,991	$6,280
Interest expense	1,767	1,573	1,562	1,435

Net interest income	5,710	5,755	5,429	4,845
Loan loss provision	455	549	734	371

Net interest income after loan loss provision	5,255	5,206	4,695	4,474
Noninterest income	1,378	1,282	1,370	1,379
Noninterest expense	3,948	3,864	3,621	3,594

Income before income taxes	2,685	2,624	2,444	2,259
Provision for income taxes	1,017	976	937	843
Net income	$1,668	$1,648	$1,507	$1,416

Weighted average number
of shares outstanding (1)	6,867	6,862	6,848	6,859
Basic earnings per share (1)	$ 0.24	$ 0.24	$ 0.22	$ 0.21
Fully diluted weighted average
Number of shares outstanding (1)	6,975	6,998	6,986	7,025
Fully diluted earnings per share (1)	$ 0.24	$ 0.24	$ 0.22	$ 0.19

(1)	Adjusted to give retroactive effect to a 10% stock dividend declared in June 1999.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 included elsewhere in this report.

     When used in the following discussion, the word “expects,” “believes,” “anticipates” and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, and other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

HIGHLIGHTS

     The Company’s 2000 net income was $7.3 million, up 17.3% from the $6.2 million earned in 1999. Net income in 1999 represented an 8.2% increase from 1998’s net income of $5.8 million. During the reported periods, progressively higher earnings have led to improved earnings per share and strong return on equity. Diluted earnings per share reached $1.05 in 2000 compared to $.89 in 1999 and $.82 in 1998, while return on equity was 23.3% in 2000 compared to 22.3% in 1999 and 22.7% in 1998.

     Increased earnings in 2000 were primarily due to a $78.6 million or 28.1% increase in the Company’s loan portfolio with a resulting increase in net interest income. Investment portfolio securities declined by $5.7 million in 2000 due to a combination of maturities, calls and sales within the portfolio. The net growth in earning assets in 2000 was funded by expansion in customer deposit balances augmented by Federal Home Loan Bank and other wholesale borrowings. Similarly, 1999 earnings improved because of strong growth in the loan portfolio funded by a solid increase in deposit balances. During the third quarter ended September 30, 2000, approximately $6.7 million in deposits were purchased from Liberty Bank’s Salem branch, which was closing. The transaction did not have a material impact to the financial results of the Company.

     The Company opened a new branch banking office in Keizer, Oregon, during the second quarter of 2000, bringing total branch locations to eleven. The Keizer office is currently meeting internal projections as to financial performance. Management generally targets new branches to achieve profitability within two to three years, however there can be no assurance that future profitability will be achieved.

     The Company anticipates opening a third branch banking office in South Salem, Oregon in mid-2001, bringing total branch locations to twelve. The opening of this branch is not expected to be material to the financial results of the Company in 2001.

     Overall trends in both non-interest income and expense continue to be affected by strong growth in the number of customer relationships serviced by the Company and by higher account transaction volumes. In addition, start up costs for new branch locations and new product lines (such as Trust) have contributed to higher expenses during the periods reported. In 2000, total non-interest income increased by 6.6% or $358,000 primarily due to increased service charge income and merchant/visa related income, while revenue related to residential mortgage banking activities were modestly lower than in the prior year. Total non-interest income in 1999 declined by 5.3% or $305,000 compared to 1998 due to reduced revenue in residential mortgage banking activities owing to the higher interest rate environment. The rate of growth in non-interest expenses during 2000 moderated to 10.3%, down from a 19.8% increase in 1999. 1999 expenses included start-up branch expansions in Salem and Redmond, Oregon, while the year 2000 was affected by costs for a new branch location in Keizer, Oregon.

RESULTS OF OPERATIONS — Years ended December 31, 2000, 1999, and 1998

Net Interest Income

     In 2000, net interest income (net of funding costs) increased 17.6% to $25.6 million compared to 1999, as growth in loan volumes generated higher interest income. Similarly, strong loan growth in 1999 drove an increase in net interest income of 25.9% to $21.7 million compared to 1998. In the year 2000, gross interest income from loans and investment activities increased $7.4 million compared to the year earlier. This followed a 1999 increase in interest income of $5.6 million compared to 1998. Increased earning assets at year-end 2000 were funded by a year over year growth in deposits of $72.9 million. Although the Bank’s loan growth in 2000 was partially funded by the use of higher cost borrowed funds, the increase in interest income related to higher loan volumes exceeded the higher cost of such borrowing.

     The Company’s net interest margin remained among the highest in its peer group at 7.21%, compared to 7.46% in 1999 and 7.40% in 1998. Yields on earning assets in 2000, 1999 and 1998 were 10.02%, 9.64% and 9.62%, respectively. Average rates paid on interest bearing deposits and borrowings increased in to 4.24% in the year 2000, up from 3.43% in 1999 and 3.22% in 1998, impacted by generally higher market interest rates beginning in mid 1999. This increase had a lesser affect on the margin because of the relatively high level of non-interest bearing deposits held by the Company. When non-interest bearing deposits are included in the calculation, the overall cost of funds for the company was 2.77% for the year 2000 compared to 2.11% and 2.19% in 1999 and 1998, respectively. While the Bank has historically maintained a net interest margin well above peer banks and anticipates this to continue, the Company’s future net interest margin is likely to be lower from the peak margins of 1999 and 1998.

Loan Loss Provision

     The loan loss provision increased during the periods presented to maintain its Loan Loss Reserve at a level that was adequate to cover known and inherent losses in its growing loan portfolio. The Loan loss provision for 2000 was $2.8 million compared to $2.1 million in 1999 and $1.2 million in 1998. The Bank’s ratio of reserve for loan losses to total loans was 1.40% at December 31, 2000 compared to 1.26% at December 31, 1999. Management believes the reserve for loan losses is adequate to absorb potential losses on identified problem loans as well as inherent losses at historical and expected levels.

Noninterest Income

     During the periods reported, the Company has experienced steady increases in service fee income directly related to increased business activity. Non-interest income increased 6.6% to $5.8 million in 2000 compared to 1999. However, excluding mortgage-related origination fees and gains and losses on sale of mortgage loans, year 2000 non-interest income increased 15.2% as compared to the prior year. Total non-interest income in 1999 was down 5.3% compared to 1998 due to volatility in mortgage banking revenues resulting from the increasing interest rate environment that developed during 1999.

     Specifically, mortgage loan origination and processing fees decreased to $1.0 million in 2000 from $1.3 million the prior year, a consequence of the higher interest rate climate. Residential mortgage origination volumes totaled $77 million in 2000, $98 million in 1999, and $147 million in 1998. The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Therefore there can be no assurance as to the amount of origination fees and gains on sales of residential mortgage loans in the future. The Bank commenced in-house servicing of residential mortgage loans in March 1998. Serviced loans are bank originated residential mortgages that have been sold to FNMA. The mortgages were previously sub-serviced by another financial institution. Primarily due to building volumes of serviced loans, 2000 mortgage servicing fees increased to $701,000 in 2000 compared to $640,000 in 1999 and $492,000 in 1998. Related mortgage servicing rights are amortized in proportion to estimated net servicing income. In the event of rapid customer refinancing or prepayment activity, market valuation of capitalized mortgage servicing rights could be impaired. Capitalized mortgage servicing rights totaled approximately $3.0 million at year-end 2000 compared to $2.8 million at year-end 1999 and $2.3 million at year-end 1998.

Noninterest Expense

     Total non-interest expense for 2000 was $16.6 million, an increase if $1.6 million or 10.3% from 1999. This was compared to an increase of $2.5 million or 19.8% in 1999 over 1998. Noninterest expense increased due to higher personnel and operating expenses, a consequence of continued growth in business volumes, as well as start-up expenses related to the new branch in Keizer, Oregon. The general level of compensation increased along with higher costs for benefits including healthcare and payroll taxes. Similarly, rapid growth in business volumes was the primary factor in the 1999 increase in salary and benefits of $1.5 million from 1998 levels. Other categories of expense grew in both 2000 and 1999 in tandem with business expansion, including occupancy, equipment, supplies, information technology and communications costs.

Income Taxes

     The provision for income taxes increased during the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience positive growth in 2000 in conjunction with the economic performance of the communities it serves. Total assets increased 21.7% to $423.3 million at December 31, 2000 compared to $347.9 million at December 31, 1999. Growth in total assets was primarily funded by a $72.9 million increase in deposits at period end. Due to the growth in deposits coupled with a decrease in investment securities, the Company was able to reduce its overall borrowings by $4.6 million at year-end 2000. In the continuing strong economic environment in the markets served by the Company, the loan portfolio was up 28.1% to $358 million at year-end 2000, $78.6 million higher than a year earlier. Loan growth was concentrated both in the construction portfolio, up 46.6% or $23.0 million, and the commercial real estate portfolio, up 29.4% or $32.8 million. These increases are consistent with the nature of economic growth in the markets served by the Company.

     The investment portfolio declined to $26.1 million at year-end 2000 compared to $31.8 million at year-end 1999. This reduction of investment securities resulted from a combination of maturities, calls, and sales within the portfolio. The cash proceeds from the declining investment portfolio were re-deployed to support the funding of increased loan volumes.

     Total deposits at year end 2000 were $358.2 million, an increase of $72.9 million or 25.5% compared to year-end 1999. Deposits averaged $338.3 million for the full year 2000, up 18.0% or $51.7 million from the prior year average. Comparative year-end changes in deposit composition include interest bearing demand up $25.9 million or 21.0%, time deposits up $24.9 million or 64.0%, and non-interest bearing demand up $21.1 million or 19.6%.

     The Company had no off balance sheet derivative financial instruments as of December 31, 2000 and 1999.

CAPITAL RESOURCES

     The Company’s total stockholders’ equity at December 31, 2000 was $35.0 million, an increase of $5.4 million from December 31, 1999. 2000 equity was increased by earnings of $7.3 million for the year less cash dividends paid to shareholders of $2.2 million. At year-end 2000, net unrealized losses on investment securities available-for-sale decreased to $.4 million from $.6 million a year earlier.

LIQUIDITY

     It is the Company’s liquidity goal to have sufficient available funds to meet depositor withdrawals as well as to fund borrowing needs of its loan customers. The Bank’s stable deposit base is the foundation of its long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank’s ability to borrow funds from a variety of reliable counterparties. The Bank utilizes its available-for-sale investment securities to provide collateral to support its borrowing needs.

     At December 31, 2000 the Bank maintained unsecured lines of credit totaling $19.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $63.5 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $17.9 million short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. At December 31, 2000 the Bank had outstanding short-term borrowings totaling $25.5 million, with aggregate remaining available borrowings of $74.9 million, given sufficient collateral availability.

     At December 31, 2000 the Bank had approximately $121 million in outstanding commitments to extend credit. Historically a significant portion of the commitments will expire or terminate without funding. In addition, approximately 35% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

INFLATION

     The general rate of inflation over the past two years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company’s financial position and earnings to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset and Liability Management

     It is the Company’s Asset and Liability management policy to manage interest rate risk to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to mitigate its risk profile. In addition, the Company may acquire investment securities, interest rate swaps or other hedging instruments with repricing characteristics that tend to moderate interest rate risk. Because of the volatility of market rates and uncertainties described above there can be no assurance of the effectiveness of management programs to achieve its risk management objectives.

     The Company’s profitability, like most financial institutions, depends to a large extent upon its net interest income, which is the difference between the interest earned on assets (loans and investments), versus the interest expense paid on its liabilities (deposits and borrowings). The Company’s historical business activity had tended to originate loans with maturities and repricing terms which are shorter than those of deposit relationships. These maturity and repricing differences had tended to create an interest rate risk profile whereby the Company would tend to generate higher earnings should market interest rates rise and lower earnings should interest rates fall. However, the past years’ strong loan growth coupled with increased short-term borrowings and deposits has moderated the Company’s historic interest rate risk profile. At year-end 2000 the Company’s future net interest income volatility is less adversely impacted under scenarios of both higher and lower interest rates than a year ago.

     The Company analyzes its interest rate risk by simulation modeling as well as by traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Bank’s simulation analysis model forecasts net interest income and earnings given a baseline rate scenario that is deemed a most likely estimate of the trajectory of rates given current and forecast economic conditions. The model then computes a percentage change in earnings from this baseline rate scenario under various circumstances of gradually rising and declining market interest rates over one and two year time horizons. The following table defines extremes in market interest rates used in the model for rapidly rising and rapidly declining interest rate scenarios. These market rate extremes are reached gradually over the 2-year simulation horizon.

	Baseline Rates	Rising Rates	Declining Rates
Federal Funds Rate	5.25%	12.25%	2.00%
Prime Rate	8.25%	15.25%	5.00%

     The following table presents percentage change in earnings per the simulation model under the above-described scenarios of gradually rising and declining interest rates as of year-end 2000.

     Estimated percentage increase/(decrease) in earnings compared to “baseline” rate scenario:

	First twelve Months	Second twelve Months
Rising Rate Scenario	(6.67%)	(8.55%)
Declining Rate Scenario	(2.19%)	(5.69%)

     The above results are only indicative of the Company’s possible range of interest rate risk exposure under various scenarios. The results do not encompass all possible changes in market rates, or anticipate changes in credit conditions that could affect results. Nor do the results include possible changes in volumes, pricing or portfolio management tactics that may enable management to moderate the effect of such interest rate changes.

     Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: 1) no presumption of changes in asset and liability strategies in response to changing circumstances; 2) errors in assumptions within the model; 3) uncertainties as to customer behavior in response to changing circumstance; 4) unexpected absolute and relative loan and deposit volume changes; 5) unexpected absolute and relative loan and deposit pricing levels; 6) unexpected behavior by competitors; 7) other unanticipated credit conditions or other events impacting volatility in market conditions and interest rates.

     At year-end 2000, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for repricing within one-year exceeded rate sensitive assets by approximately $54.4 million compared to $62.8 million at year-end 1999.

Interest Rate Gap Table

     Set forth below is a table showing the interest rate sensitivity Gap of the Company’s assets and liabilities over various repricing periods and maturities, as of December 31, 2000. Maturities are based on contractual terms and repricing amounts are based on actual historical experiences (dollars in thousands):

	Within 90 days	After 90 days within one Year	After one year within five years	After five years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$ 775	$ 395	$ 25,686	$ —	$ 26,856
Loans	$ 118,348	38,522	167,302	34,502	358,674

Total interest earning assets	$ 119,123	$ 38,917	$192,988	$ 34,502	$385,530

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$ 74,130	$ 56,632	$ 6,767	$ 11,799	$149,328
Savings deposits	—	—	6,735	9,957	16,692
Time deposits	27,085	29,104	7,739	—	63,928

Total interest bearing deposits	101,215	85,736	21,241	21,756	229,948
Other borrowings	25,500	—	—	—	25,500

Total interest bearing liabilities	$ 126,715	$ 85,736	$ 21,241	$ 21,756	$255,448

Interest rate sensitivity gap	$ (7,592)	$(46,819)	$171,747	$ 12,746	$130,082
Interest rate gap as a percentage
Of total interest earning assets	(1.97)%	(12.14)%	44.55%	3.31%	33.74%

Cumulative interest rate sensitivity gap	$ (7,592)	$(54,411)	$117,336	$130,082	$130,082
Cumulative interest rate gap as a
Percentage of total earning assets	(1.97)%	(14.11)%	30.43%	30.43%	30.43%

26

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see Index to Consolidated Financial Statements on page 29.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

     None

PART III

     Part III is incorporated by reference from the Company’s definitive proxy statement issued in conjunction with the Company’s Annual Meeting of Shareholders to be held April 23, 2001.

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

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

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

27

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP	CASCADE BANCORP

/s/ Patricia L. Moss	/s/ Gregory D. Newton
Patricia L. Moss President/Chief Executive Officer Date: February 27, 2001	Gregory D. Newton Senior Vice President/Chief Financial Officer Date: February 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerry E. Andres	February 27, 2001
Jerry E. Andres, Director	Date

/s/ Gary L. Capps	February 27, 2001
Gary L. Capps, Director/Chairman	Date

/s/ Gary L. Hoffman	February 27, 2001
Gary L. Hoffman, Director/Vice Chairman	Date

/s/ Patricia L. Moss	February 27, 2001
Patricia L. Moss, Director/President/CEO	Date

/s/ Ryan R. Patrick	February 27, 2001
Ryan R. Patrick, Director	Date

/s/ James E. Petersen	February 27, 2001
James E. Petersen, Director/Assistant Secretary	Date

CASCADE BANCORP Index to Consolidated Financial Statements

(Item 14(a))

Page
Report of Independent Auditors	30

Consolidated Balance Sheets at
December 31, 2000 and 1999	31

For the Years Ended December 31, 2000, 1999 and 1998:
Consolidated Statements of Income	32
Consolidated Statements of Changes in Stockholders’ Equity	33
Consolidated Statements of Cash Flows	34

Notes to Consolidated Financial Statements	35

29

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Symonds, Evans & Company, P.C.

Portland, Oregon
January 10, 2001

CASCADE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999

ASSETS	2000	1999
Cash and cash equivalents:
Cash and due from banks	$ 20,999,520	$ 19,420,537
Federal funds sold	775,000	—

Total cash and cash equivalents	21,774,520	19,420,537
Investment securities available-for-sale	23,623,499	29,069,224
Investment securities held-to-maturity, estimated fair
value of $2,455,478 ($2,740,062 in 1999)	2,457,236	2,742,794
Loans, net	352,538,370	275,325,231
Premises and equipment, net	8,665,939	7,739,702
Accrued interest and other assets	14,233,784	13,606,535

Total assets	$ 423,293,348	$ 347,904,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Demand	$ 128,249,678	$ 107,188,433
Interest bearing demand	149,327,912	123,448,962
Savings	16,692,324	15,688,114
Time	63,927,847	38,987,032

Total deposits	358,197,761	285,312,541
Federal Home Loan Bank borrowings	25,500,000	13,000,000
Federal funds purchased	—	17,100,000
Accrued interest and other liabilities	4,614,134	2,919,984

Total liabilities	388,311,895	318,332,525
Stockholders’ equity:
Common stock, no par value; 10,000,000 shares
authorized; 6,879,884 shares issued and outstanding
(6,862,234 in 1999)	17,768,806	17,728,564
Retained earnings	17,583,393	12,465,355
Accumulated other comprehensive loss	(370,746)	(622,421)

Total stockholders’ equity	34,981,453	29,571,498

Total liabilities and stockholders’ equity	$ 423,293,348	$ 347,904,023

See accompanying notes. 31

ASCADE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Interest and dividend income:
Interest and fees on loans	$ 33,475,140	$ 25,540,073	$ 19,256,895
Taxable interest on investment securities	1,750,855	2,246,594	2,504,127
Nontaxable interest on investment securities	35,853	47,718	41,518
Interest on federal funds sold	149,551	94,577	537,271
Dividends on Federal Home Loan Bank stock	111,700	147,200	112,800

Total interest and dividend income	35,523,099	28,076,162	22,452,611
Interest expense:
Deposits:
Interest bearing demand	5,192,145	3,742,079	3,518,361
Savings	322,606	315,848	303,702
Time	3,124,446	1,579,061	1,293,588
Federal Home Loan Bank borrowings	1,273,274	603,529	47,757
Federal funds purchased	46,393	96,432	17,449

Total interest expense	9,958,864	6,336,949	5,180,857

Net interest income	25,564,235	21,739,213	17,271,754
Loan loss provision	2,751,000	2,110,138	1,179,399

Net interest income after loan loss provision	22,813,235	19,629,075	16,092,355
Noninterest income:
Service charges on deposit accounts	2,641,647	2,354,816	1,947,138
Mortgage loan origination and processing fees	993,298	1,269,191	1,788,001
Gains (losses) on sales of mortgage loans, net	(381,156)	(334,070)	198,129
Losses on sales of investment securities available-
for-sale	(4,375)	(10,619)	—
Mortgage loan servicing fees, net	700,998	639,998	492,402
Merchant bankcard fees, net	451,192	300,502	300,348
VISA interchange	361,446	276,095	152,808
Other	1,003,563	912,618	834,394

Total noninterest income	5,766,613	5,408,531	5,713,220
Noninterest expenses:
Salaries and employee benefits	9,646,300	8,560,000	7,045,542
Equipment	903,393	1,044,435	1,019,394
Occupancy	1,175,058	1,000,747	793,219
Supplies	507,331	527,004	393,344
Third-party account services	611,373	488,281	409,217
Communications	449,851	438,371	382,498
Advertising	239,210	212,225	352,955
Other	3,045,373	2,755,582	2,151,966

Total noninterest expenses	16,577,889	15,026,645	12,548,135

Income before income taxes	12,001,959	10,010,961	9,257,440
Provision for income taxes	4,683,200	3,772,500	3,491,400

Net income	$ 7,318,759	$ 6,238,461	$ 5,766,040

Basic earnings per common share	$ 1.06	$ .91	$ .84

Diluted earnings per common share	$ 1.05	$ .89	$ .82

See accompanying notes. 32

CASCADE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY

Years ended December 31, 2000, 1999 and 1998

	Number of stockholders shares	Comprehensive income (loss)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 1997	4,172,238		$ 10,365,015	$ 13,568,644	$ 302,765	$ 24,236,424
Comprehensive income:
Net income	—	$ 5,766,040	—	5,766,040	—	5,766,040
Other comprehensive loss -
unrealized losses on investment
securities available-for-sale (net
of income taxes of approximately
$ 91,000)	—	(145,043)	—	—	(145,043)	(145,043)

Comprehensive income	—	$ 5,620,997	—	—	—	—

Cash dividends paid (aggregating
$.31 per share)	—		—	(2,116,269)	—	(2,116,269)
Three-for-two stock split	2,086,119		—	—	—	—
Stock options exercised	14,669		42,473	—	—	42,473
Repurchases of common stock	(46,944)		(861,943)	—	—	(861,943)

Balance at December 31, 1998	6,226,082		9,545,545	17,218,415	157,722	26,921,682
Comprehensive income:
Net income	—	$ 6,238,461	—	6,238,461	—	6,238,461
Other comprehensive loss -
unrealized losses on investment
securities available-for-sale (net
of income taxes of approximately
$476,000), net of reclassification
adjustment for net losses on sales of
investment securities available-for-
sale included in net income (net of
income taxes of approximately $4,000)	—	(780,143)	—	—	(780,143)	(780,143)

Comprehensive income	—	$ 5,458,318	—	—	—	—

Cash dividends paid (aggregating
$.32 per share)	—	—	(2,220,508)	—	(2,220,508)
10% stock dividend	622,608		8,771,013	(8,771,013)	—	—
Stock options exercised	75,534		317,738	—	—	317,738
Repurchases of common stock	(61,990)		(905,732)	—	—	(905,732)

Balance at December 31, 1999	6,862,234		17,728,564	12,465,355	(622,421)	29,571,498
Comprehensive income:
Net income	—	$ 7,318,759	—	7,318,759	—	7,318,759
Other comprehensive income-
unrealized gains on investment
securities available-for-sale (net
of income taxes of approximately
$154,000) net of classification
adjustment for net losses on sales of
investment securities available-for-
sale included in net income (net of
income taxes of approximately $4,000)	—	251,675	—	—	251,675	251,675

Comprehensive income	—	$ 7,570,434	—	—	—

Cash dividends paid (aggregating
$.32 per share)	—		—	(2,200,721)	—	(2,200,721)
Stock options exercised	17,650		40,242	—	—	40,242

Balance at December 31, 2000	6,879,884		$ 17,768,806	$ 17,583,393	$ (370,746)	$34,981,453

See accompanying notes. 33

CASCADE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income	$ 7,318,759	$ 6,238,461	$ 5,766,040
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,506,351	1,624,955	1,405,890
Loan loss provision	2,751,000	2,110,138	1,179,399
Provision (credit) for deferred income taxes	(103,000)	(57,000)	27,000
Discounts on sales of mortgage loans, net	565,059	881,988	822,870
Losses on sales of investment securities
available-for-sale	4,375	10,619	—
Dividends on Federal Home Loan Bank stock	(111,700)	(147,200)	(112,800)
Deferred benefit plan expenses	420,000	418,000	396,000
Increase in accrued interest and other assets	(1,294,233)	(1,632,233)	(3,338,113)
Increase (decrease) in accrued interest and
other liabilities	1,274,150	(355,019)	563,719
Originations of mortgage loans	(77,207,960)	(97,715,204)	(146,507,292)
Proceeds from sales of mortgage loans	73,238,112	94,927,939	145,440,966

Net cash provided by operating activities	8,360,913	6,305,444	5,643,679

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(526,638)	(2,079,833)	(21,957,636)
Purchases of investment securities held-to-maturity	—	—	(563,903)
Proceeds from maturities and calls of investment
securities available-for-sale	4,378,291	15,131,540	15,663,174
Proceeds from sales of investment securities
available-for-sale	1,995,625	4,624,315	—
Proceeds from maturities and calls of investment
securities held-to-maturity	397,259	342,895	184,171
Other loan originations, net	(76,559,350)	(70,867,188)	(50,697,735)
Purchases of premises and equipment, net	(1,734,486)	(2,892,107)	(1,563,457)
Purchases of life insurance contracts	(138,000)	(103,000)	(1,423,900)
Surrender of life insurance contracts	55,628	70,942	49,066

Net cash used in investing activities	(72,131,671)	(55,772,436)	(60,310,220)

Cash flows from financing activities:
Net increase in deposits	72,885,220	14,449,810	59,517,958
Net increase (decrease) in federal funds purchased	(17,100,000)	17,100,000	—
Net increase in Federal Home Loan Bank borrowings	12,500,000	13,000,000	—
Cash dividends paid	(2,200,721)	(2,220,508)	(2,116,269)
Stock options exercised	40,242	317,738	42,473
Repurchases of common stock	—	(905,732)	(861,943)
Repayment of long-term debt	—	—	(5,000,000)

Net cash provided by financing activities	66,124,741	41,741,308	51,582,219

Net increase (decrease) in cash and cash equivalents	2,353,983	(7,725,684)	(3,084,322)
Cash and cash equivalents at beginning of the year	19,420,537	27,146,221	30,230,543

Cash and cash equivalents at end of the year	$ 21,774,520	$ 19,420,537	$ 27,146,221

See accompanying notes. 34

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.	Description of business and summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly-owned subsidiaries, Bank of the Cascades (the Bank) and Cascade Bancorp Financial Services, Inc. (presently inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Bank, doing business as Cascade Finance, also purchases used automobile installment contracts from local dealerships in addition to direct consumer finance loans.

Method of accounting

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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

Supplemental disclosures of cash flow information

During 2000, 1999 and 1998, noncash transactions resulted from unrealized gains (losses) on investment securities available-for-sale, net of income taxes, as disclosed in the accompanying consolidated statements of changes in stockholders’equity. In addition, during 2000, 1999 and 1998, noncash-investing activities resulted from the net capitalization of approximately $181,000, $547,000 and $1,021,000, respectively, in originated mortgage-servicing rights.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.	Description of business and summary of significant accounting policies (continued)

During 2000, 1999 and 1998, the Bank paid approximately $9,738,000, $6,302,000 and $5,138,000, respectively, in interest expense.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities as of December 31, 2000 or 1999.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities as of December 31, 2000 and 1999 are temporary.

Federal Home Loan Bank stock

The Bank’s investment in Federal Home Loan Bank (FHLB) stock is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2000, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of FHLB.

Loans

Loans are stated at the amount of unpaid principal, reduced by any deferred loan fees and reserve for loan losses. The reserve for loan losses represents management’s recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The reserve is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guaranties; current economic conditions; and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is based on estimates, and ultimate losses may vary from the current estimates.

These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.	Description of business and summary of significant accounting policies (continued)

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. An impaired loan must be valued using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the loan’s underlying collateral or related guaranty. The Bank primarily measures impairment on all large balance nonaccrual loans (typically commercial and commercial real estate loans) based on the fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank’s impaired loans at December 31, 2000 and 1999 were on nonaccrual status.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized as an adjustment of the yield of the related loan.

Interest income on all loans is accrued as earned on the simple interest method.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve based on their judgment of the information available to them at the time of their examinations.

Mortgage loans

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2000 and 1999, mortgage loans held for sale were carried at cost, which approximated estimated market value.

At December 31, 2000, 1999 and 1998, the Bank held servicing rights to approximately $295,699,000, $268,792,000 and $232,916,000, respectively, in mortgage loans which have been sold into the secondary market. Such mortgage loans are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the reserve for loan losses.

During the years ended December 31, 2000, 1999 and 1998, the Bank capitalized approximately $746,000, $1,154,000 and $1,620,000, respectively, in mortgage servicing rights. The capitalized mortgage servicing rights are being amortized in proportion to, and over the period of, estimated net servicing income. During the years ended December 31, 2000, 1999 and 1998, the amortization of the capitalized mortgage servicing rights totaled approximately $565,000, $607,000 and $599,000, respectively. The net amount of capitalized mortgage servicing rights at December 31, 2000 and 1999 (approximately $3,019,000 and $2,838,000, respectively) is included in accrued interest and other assets in the accompanying consolidated balance sheets.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.	Description of business and summary of significant accounting policies (continued)

The fair value (which approximates the carrying amount) of the capitalized mortgage servicing rights at December 31, 2000 and 1999 was determined by management based on comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics and estimates of the net present value of expected future cash flows. The predominant risk characteristics of the underlying loans used to stratify the capitalized mortgage servicing rights for purposes of measuring impairment include, but are not limited to, interest rates, interest types (i.e., fixed and variable) and loan types. Each strata is then discounted to reflect the present value of the expected future cash flows utilizing current market assumptions including discount rates, prepayment speeds and delinquency rates.

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

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Subsequent write-downs to net realizable value, if any, and any disposition gains or losses, are included in noninterest income and expenses. Other real estate was insignificant at December 31, 2000 and 1999.

Stockholders’equity

In June 1999, the Company declared a 10% stock dividend. In June 1998, the Company declared a three-for-two stock split. Basic and diluted earnings per common share (see Note 11), cash dividends per share and the stock option plan information (see Note 14) have been adjusted to give retroactive effect to the stock dividend and stock split.

During 1999 and 1998, the Company repurchased shares of its common stock. As of December 31, 2000, approximately 43,000 shares remain authorized for possible repurchase under the Company’s stock repurchase plan.

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

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.	Description of business and summary of significant accounting policies (continued)

Recently issued accounting standards

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133”(SFAS 137), an amendment of SFAS 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 2000, FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities –an amendment of SFAS 133.“SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The Company had no significant derivatives as of December 31, 2000, nor does the Company engage in any hedging activities. Accordingly, the Company does not anticipate that the adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, will have a material effect on its consolidated financial position or results of operations.

Reclassifications

Certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 presentation.

2.	Cash and due from banks

The Bank is required to maintain an average reserve balance (approximately $3,097,000 and $1,846,000 at December 31, 2000 and 1999, respectively) with the Federal Reserve Bank or maintain such reserve balance in the form of cash. This requirement was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank in excess of this amount.

3.	Investment securities

Investment securities at December 31, 2000 and 1999 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2000
Available-for-sale
U.S. Government and
agency securities	$10,527,299	$ —	$ 2,911	$10,524,388
Mortgage-backed
securities	9,167,586	44,672	—	9,212,258
U.S. Treasury securities	1,998,749	31,251	—	2,030,000
Equity securities	2,527,843	—	670,990	1,856,853

	$24,221,477	$ 75,923	$ 673,901	$23,623,499

Held-to-maturity
Obligations of state and
political subdivisions	$ 669,436	$ 1,418	$ 3,176	$ 667,678
FHLB stock	1,787,800	—	—	1,787,800

	$ 2,457,236	$ 1,418	$ 3,176	$ 2,455,478

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

3.	Investment securities (continued)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
1999
Available-for-sale
U.S. Government and
agency securities	$15,538,091	$ —	$ 255,820	$15,282,271
Mortgage-backed
securities	10,009,453	—	240,969	9,768,484
U.S. Treasury securities	1,997,742	17,878	—	2,015,620
Equity securities	2,527,843	—	524,994	2,002,849

	$30,073,129	$ 17,878	$ 1,021,783	$29,069,224

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Obligations of state and
political subdivisions	$1,066,694	$5,243	$ 7,975	$1,063,962
FHLB stock	1,676,100	—	—	1,676,100

	$2,742,794	$5,243	$ 7,975	$2,740,062

The amortized cost and estimated fair value of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Available-for-sale
Due after one year through five years	$12,526,048	$12,554,388
Mortgage-backed securities	9,167,586	9,212,258
Equity securities	2,527,843	1,856,853

	$24,221,477	$23,623,499

Held-to-maturity
Due in one year or less	$ 394,936	$ 395,998
Due after one year through five years	274,500	271,680
FHLB stock	1,787,800	1,787,800

	$ 2,457,236	$ 2,455,478

Investment securities with a carrying value of approximately $18,686,000 and $13,690,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

4.	Loans

Loans at December 31, 2000 and 1999 consisted of the following:
	2000	1999
Commercial	$ 56,707,366	$ 43,122,090
Real estate:
Construction	72,241,256	49,275,932
Mortgage	35,027,649	41,505,474
Commercial	144,337,388	111,577,500
Installment	50,360,811	34,622,137

	358,674,470	280,103,133
Less:
Reserve for loan losses	5,020,212	3,525,185
Deferred loan fees	1,115,888	1,252,717

	6,136,100	4,777,902

Loans, net	$352,538,370	$275,325,231

Included in mortgage loans as of December 31, 2000 and 1999 were approximately $1,326,000 and $423,000, respectively, in mortgage loans held for sale.

The Bank has nine branches located in Central Oregon and two branches located in the Salem area of Oregon. The result of doing business in these geographic areas has been growth in loan demand. A substantial portion of the Bank’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2000 and 1999, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $1,745,000 and $2,529,000, respectively.

Also in the normal course of business, the Bank finances qualified construction projects. The majority of residential construction loans are sold into the secondary market subsequent to completion of the projects.

5.	Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2000, 1999 and 1998 were as follows:

	2000	1999	1998
Balance at beginning of year	$ 3,525,185	$ 2,635,820	$ 2,048,561
Loan loss provision	2,751,000	2,110,138	1,179,399
Loans charged-off	(1,469,977)	(1,399,142)	(634,077)
Recoveries of loans previously
charged-off	214,004	178,369	41,937

Balance at end of year	$ 5,020,212	$ 3,525,185	$ 2,635,820

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

5.	Reserve for loan losses (continued)

Impaired loans as of December 31, 2000, 1999 and 1998 and for each of the three years in the period ended December 31, 2000 were not significant to the accompanying consolidated financial statements. In addition, loans past due 90 days or more and still accruing interest at December 31, 2000 and 1999 were not significant to the accompanying consolidated financial statements.

6.	Premises and equipment

Premises and equipment at December 31, 2000 and 1999 consisted of the following:

	2000	1999
Land	$ 1,116,498	$ 1,116,498
Buildings and leasehold improvements	7,388,610	6,296,418
Furniture and equipment	5,534,083	5,120,665

	14,039,191	12,533,581
Less accumulated depreciation and amortization	5,373,252	4,793,879

	$ 8,665,939	$ 7,739,702

7.	Time certificates of deposit

Time certificates of deposit in excess of $100,000 aggregated approximately $25,048,000 and $14,073,000 at December 31, 2000 and 1999, respectively.

At December 31, 2000, the scheduled annual maturities of all time certificates of deposit were approximately as follows:

2001	$56,523,000
2002	5,856,000
2003	945,000
2004	458,000
2005	80,000
Thereafter	66,000

$63,928,000

8.	Borrowing agreements

The Bank participates in the Cash Management Advance Program (the Program) with the FHLB, which is subject to annual renewal in February 2001. As of December 31, 2000, the Bank had $15,500,000 ($5,000,000 at December 31, 1999) in borrowings outstanding from the FHLB under the Program with interest at 6.825%. In addition, as of December 31, 2000, the Bank had $10,000,000 ($8,000,000 at December 31, 1999) in borrowings outstanding from the FHLB under a promissory note agreement, which are due in January 2001 and bear interest at a fixed rate of 6.540%. As of December 31, 2000, the Bank had remaining available borrowings from the FHLB of approximately $37,794,000.

All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

9.	Off-balance sheet financial instruments

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2000 and 1999, the Bank held no significant derivative financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2000 and 1999 is approximately as follows:

	2000	1999
Commitments to extend credit	$100,822,000	$ 97,280,000
Commitments under credit card lines of credit	19,267,000	15,954,000
Standby letters of credit	1,156,000	1,051,000

Total off-balance sheet financial instruments	$121,245,000	$114,285,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. The Bank typically does not obtain collateral related to credit card commitments. Collateral held for other commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. These guaranties are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held, if required, varies as specified above.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

10.	Income taxes

The provision (credit) for income taxes for the years ended December 31, 2000, 1999 and 1998 was approximately as follows:

	2000	1999	1998
Current:
Federal	$3,991,300	$3,166,000	$2,851,400
State	794,900	663,500	613,000

	4,786,200	3,829,500	3,464,400
Deferred	(103,000)	(57,000)	27,000

Provision for income taxes	$4,683,200	$3,772,500	$3,491,400

     The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2000, 1999 and 1998 were approximately as follows:

	2000	1999	1998
Expected federal income tax at statutory
rate of 34%	$4,080,700	$3,403,700	$3,147,500
State income taxes, net of federal effect	524,600	437,900	404,700
Effect of nontaxable interest income, net	(30,400)	(24,600)	(26,700)
Other, net	108,300	(44,500)	(34,100)

Provision for income taxes	$4,683,200	$3,772,500	$3,491,400

The components of the net deferred tax assets at December 31, 2000 and 1999 were approximately as follows:

	2000	1999
Assets:
Loan loss provision	$1,536,000	$1,063,000
Net unrealized losses on investment securities	227,000	381,000
Deferred benefit plan expense	711,000	558,000
Other	188,000	239,000

Total deferred tax assets	2,662,000	2,241,000

Liabilities:
Deferred loan income	536,000	288,000
Mortgage servicing rights	1,159,000	1,090,000
FHLB stock dividends	317,000	275,000
Earnings on life insurance policies, net	378,000	267,000
Other	47,000	45,000

Total deferred tax liabilities	2,437,000	1,965,000

Net deferred tax assets	$ 225,000	$ 276,000

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

10.	Income taxes (continued)

Management believes, primarily based upon the Company’s historical performance, that the net deferred tax assets will be recognized in the normal course of operations and, accordingly, management has not reduced net deferred tax assets by a valuation allowance.

The Company made income tax payments of approximately $4,330,000, $4,165,000 and $3,267,000 during 2000, 1999 and 1998, respectively.

11.	Basic and diluted earnings per common share

The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options.

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2000, 1999 and 1998 can be reconciled as follows:

2000	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings per common share —
Income available to common stockholders	$7,318,759	6,876,954	$1.06

Effect of assumed conversion of stock options	—	110,291

Diluted earnings per common share	$7,318,759	6,987,245	$1.05

1999
Basic earnings per common share —
Income available to common stockholders	$6,238,461	6,858,681	$ .91

Effect of assumed conversion of stock options	—	161,951

Diluted earnings per common share	$6,238,461	7,020,632	$ .89

1998
Basic earnings per common share -
Income available to common stockholders	$5,766,040	6,849,835	$ .84

Effect of assumed conversion of stock options	—	215,398

Diluted earnings per common share	$5,766,040	7,065,233	$ .82

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

12.	Transactions with related parties

Some of the officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank’s business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans and commitments to loan to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of activity with respect to loans to directors and officers of the Bank for the year ended December 31, 2000 was approximately as follows:

Balance at December 31, 1999	$1,336,000
Additions	1,819,000
Repayments	(1,919,000)

Balance at December 31, 2000	$1,236,000

13.	Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and employer contributions related to the Plan are at the discretion of the Board of Directors (the Board), not to exceed the amount deductible for federal income tax purposes. Employees have the option to receive a portion of the employer’s contribution in cash. Employees vest in the employer contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $967,000, $811,000 and $755,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Other benefit plans

The Bank has deferred compensation plans for members of the Board and certain key executives and managers, a salary continuation plan for certain key executives and a fee continuation plan for the Board.

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

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

13.	Benefit plans (continued)

The plans also include death benefit provisions for certain participants. To assist in the funding of the plans, the Bank has purchased life insurance policies on the majority of participants. The cash surrender value of these policies at December 31, 2000 and 1999 was approximately $6,757,000 and $6,157,000, respectively, and is included in accrued interest and other assets in the accompanying consolidated balance sheets.

As of December 31, 2000 and 1999, the liabilities related to the deferred compensation plans included in the accompanying consolidated balance sheets totaled approximately $906,000 and $693,000, respectively. The amount of expense charged to operations in 2000, 1999 and 1998 related to the deferred compensation plans was approximately $219,000, $184,000 and $182,000, respectively. As of December 31, 2000 and 1999, the liabilities related to the salary continuation and fee continuation plans included in the accompanying consolidated balance sheets totaled approximately $928,000 and $761,000, respectively. The amount of expense charged to operations in 2000, 1999 and 1998 for the salary continuation and fee continuation plans was approximately $201,000, $234,000 and $214,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the life insurance policies. The net amount of income earned (net of related policy load charges, mortality costs and surrender charges incurred) on the life insurance policies which was included in other noninterest income in 2000, 1999 and 1998 was approximately $286,000, $246,000 and $196,000, respectively.

14.	Stock Option Plan

Under the Company’s Stock Option Plan, it may grant Incentive Stock Options (ISOs) and Non-qualified Stock Options (NSOs) to key employees.

The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is to be at a price not less than 85% of the fair market value at the date of grant. Generally, options become exercisable in varying amounts based on years of employee service, commencing one year from the date of grant. All options expire after a period of ten years.

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) requires companies, such as Bancorp, that use the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options. The effect of applying the fair value-based method to stock options granted in the years ended December 31, 2000, 1999 and 1998 resulted in an estimated weighted-average grant date fair value of $3.70, $5.34 and $5.72, respectively. Had compensation cost been determined based on the fair value of the options at the date of grant, the Company’s pro forma net income, pro forma basic earnings per common share and pro forma diluted earnings per common share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

		2000	1999	1998
Net income	As reported	$7,318,759	$6,238,461	$5,766,040
	Pro forma	7,124,066	6,072,449	5,553,108
Basic earnings per	As reported	$ 1.06	$ .91	$ .84
common share	Pro forma	1.04	.89	.81
Diluted earnings per	As reported	$ 1.05	$ .89	$ .82
common share	Pro forma	1.02	.86	.79

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

14.	Stock Option Plan (continued)

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the years ended December 31, 2000, 1999 and 1998:

	2000		1999		1998
Dividend yield	2.8%		2.0%		1.6%
Expected volatility	35.4%		33.3%		36.3%
Risk-free interest rate	5.0%		6.3%		4.6%
Expected option lives	5 ye	ars	5 ye	ars	5 ye	ars

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the proforma effects for 2000, 1999 and 1998 may not be representative of the effects on reported results in future years.

At December 31, 2000, 148,326 shares reserved under the Stock Option Plan were available for future grant. Activity related to the Stock Option Plan for the years ended December 31, 2000, 1999 and 1998 was as follows:

	2000		1999		1998
	Options out- standing	Weighted- average exercise price	Options out- standing	Weighted- average exercise price	Options out- standing	Weighted- average exercise price
Balance at beginning of year	316,067	$ 8.94	354,913	$ 7.06	296,970	$ 4.32
Granted	74,250	12.50	64,900	16.14	75,898	16.97
Forfeited	(12,611)	15.03	(28,212)	14.57	(1,819)	11.29
Exercised	(17,650)	2.28	(75,534)	4.21	(16,136)	2.64

Balance at end of year	360,056	$ 9.79	316,067	$ 8.94	354,913	$ 7.06

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2000 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price
$ 2.28	39,886	$ 2.28	3	39,886	$ 2.28
3.32	38,926	3.32	4	38,926	3.32
4.62	36,297	4.62	5	36,297	4.62
6.59	65,340	6.59	6	61,578	6.59
12.50	69,750	12.50	9	42,100	12.50
16.14	53,350	16.14	8	36,850	16.14
16.97	56,507	16.97	7	49,330	16.97

	360,056	$ 9.79	6.4	304,967	$ 9.02

Exercisable options as of December 31, 1999 and 1998 totaled 273,345 and 324,751, respectively.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

15.	Commitments and contingencies

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2000, the aggregate minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were approximately as follows:

2001	$ 621,000
2002	611,000
2003	617,000
2004	638,000
2005	613,000
Thereafter	4,995,000

Total minimum payments	$8,095,000

Total rental expense was approximately $554,000, $426,000 and $286,000 in 2000, 1999 and 1998, respectively.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations at December 31, 2000.

16.	Estimated fair values of financial instruments

The following disclosures are made in accordance with the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. These include such off-balance sheet items as core deposit intangibles. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2000 and 1999.

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

16.	Estimated fair values of financial instruments (continued)

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

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2000 and 1999 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

Deposits: The estimated fair value of demand deposits, consisting of checking, savings and certain interest bearing demand deposit accounts, is represented by the amounts payable on demand. The estimated fair value of certificates of deposit is calculated by discounting the scheduled cash flows using the December 31, 2000 and 1999 rates offered on those instruments.

FHLB borrowings: The carrying amount approximates the estimated fair value due to the short-term nature of these borrowings.

Federal funds purchased: The carrying amount approximates the estimated fair value due to the short-term nature of these borrowings.

Off-balance sheet financial instruments: The estimated fair value of off-balance sheet financial instruments (primarily commitments to extend credit) is determined based on fees currently charged for similar commitments. Management estimates that these fees approximate $756,000 and $730,000 as of December 31, 2000 and 1999, respectively.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2000 and 1999 were as follows:

	2000		1999
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$ 21,774,520	$ 21,775,000	$ 19,420,537	$ 19,421,000
Investment securities:
Available-for-sale	23,623,499	23,623,000	29,069,224	29,069,000
Held-to-maturity	2,457,236	2,455,000	2,742,794	2,740,000
Loans, net	352,538,370	355,255,000	275,325,231	274,307,000
Financial liabilities:
Deposits	$358,197,761	$358,266,000	$285,312,541	$285,310,000
FHLB borrowings	25,500,000	25,500,000	13,000,000	13,000,000
Federal funds purchased	—	—	17,100,000	17,100,000

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

17.	Regulatory matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes that as of December 31, 2000 and 1999, the Company and the Bank meet or exceed all relevant capital adequacy requirements.

As of December 31, 2000, the most recent notifications from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the Company and the Bank as “well capitalized“under the regulatory framework for prompt correction action. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company’s or the Bank’s regulatory capital categorization.

The Company’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt correc- tive action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2000:
Tier 1 capital
(to average assets)	$34,614	8.3%	$16,746	4.0%	$20,933	5.0%
Tier 1 capital
(to risk-weighted assets)	34,614	9.4	14,751	4.0	22,127	6.0
Total capital
(to risk-weighted assets)	39,229	10.6	29,503	8.0	36,878	10.0
December 31, 1999:
Tier 1 capital
(to average assets)	29,340	8.4	14,027	4.0	17,534	5.0
Tier 1 capital
(to risk-weighted assets)	29,340	9.9	11,854	4.0	17,781	6.0
Total capital
(to risk-weighted assets)	32,866	11.1	23,708	8.0	29,635	10.0

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

17.	Regulatory matters (continued)

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt correc- tive action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2000:
Tier 1 capital
(to average assets)	$33,089	7.9%	$16,671	4.0%	$20,839	5.0%
Tier 1 capital
(to risk-weighted assets)	33,089	9.0	14,646	4.0	21,969	6.0
Total capital
(to risk-weighted assets)	37,671	10.3	29,292	8.0	36,615	10.0
December 31, 1999:
Tier 1 capital
(to average assets)	26,626	7.7	13,905	4.0	17,382	5.0
Tier 1 capital
(to risk-weighted assets)	26,626	9.1	11,662	4.0	17,493	6.0
Total capital
(to risk-weighted assets)	30,149	10.3	23,324	8.0	29,155	10.0

18.	Parent company financial information

Condensed financial information for Cascade Bancorp (Parent Company only) is presented as follows:

CONDENSED BALANCE SHEETS
	December 31,
	2000	1999
Assets:
Cash and cash equivalents	$ 42,891	$ 283,025
Due from Cascade Finance	—	375,000
Investment securities available-for-sale	1,856,853	2,002,849
Investment in subsidiaries	33,457,071	27,720,558
Other assets	374,638	315,066

Total assets	$35,731,453	$30,696,498

Liabilities -
Due to the Bank	$ 750,000	$ 1,125,000
Stockholders’ equity	34,981,453	29,571,498

Total liabilities and stockholders’ equity	$35,731,453	$30,696,498

CASCADE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

18. Parent company financial information

CONDENSED STATEMENTS OF INCOME
	Years ended December 31,
	2000	1999	1998
Interest and dividend income	$64,555	$135,053	$19,323
Expenses:
Administrative	77,460	59,058	102,000
Interest	80,566	102,488	—
Other	111,090	96,022	119,525

Total expenses	269,116	257,568	221,525

Loss before credit for income taxes and equity in
undistributed net earnings of subsidiaries	(204,561)	(122,515)	(202,202)
Credit for income taxes	79,000	46,500	74,462

Loss before equity in undistributed net
earnings of subsidiaries	(125,561)	(76,015)	(127,740)
Equity in undistributed net earnings
of subsidiaries	7,444,320	6,314,476	5,893,780

Net income	$7,318,759	$6,238,461	$5,766,040

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$7,318,759	$6,238,461	$5,766,040
Adjustments to reconcile net income
to net cash used by operating activities:
Undistributed net earnings of subsidiaries	(7,444,320)	(6,314,476)	(5,893,780)
Increase in other assets	(4,094)	(3,227)	(110,672)
Decrease in accrued liabilities	—	(103,669)	103,669

Net cash used by operating activities	(129,655)	(182,911)	(134,743)
Cash flows used by investing activities—
purchases of investment securities available—
for-sale	—	—	(1,997,625)
Cash flows from financing activities:
Investments in Cascade Finance	—	—	(500,000)
Investment in Bank	(125,000)	—	—
Cash dividends paid	(2,200,721)	(2,220,508)	(2,116,269)
Dividends from the Bank	2,175,000	1,950,000	2,100,000
Stock options exercised	40,242	317,738	42,473
Repurchases of stock	—	(905,732)	(861,943)
Decrease (increase) in due from Cascade Finance	375,000	1,525,000	(1,900,000)
Increase (decrease) in due to the Bank	(375,000)	(775,000)	1,900,000

Net cash used by financing activities	(110,479)	(108,502)	(1,335,739)

Net decrease in cash and cash equivalents	(240,134)	(291,413)	(3,468,107)
Cash and cash equivalents at beginning of year	283,025	574,438	4,042,545

Cash and cash equivalents at end of year	$42,891	$283,025	$574,438

These financial statements have not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation. 53

EXHIBITS INDEX

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated filed with this Form 10-K Annual Report.

10.1	Registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

10.2	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

10.3	Material Contract. Advances, Security and Deposit Agreement, dated November 18, 1991, between Bank of the Cascades and the Federal Home Loan Bank of Seattle. Filed as Exhibit 10.4 to registrant’s Form 10-KSB filed December 31, 1994, and incorporated herein by reference.

10.4	Deferred Compensation Plans. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant’s Form 10-KSB filed December 31, 1995, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 45 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants