Form 10-Q
period 2001-03-31
CASCADE BANCORP
filed 2001-05-03
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ Commission file number: 0-23322 CASCADE BANCORP (Exact name of Registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1034484 (I.R.S. Employer Identification No.)

1100 NW Wall Street
Bend, Oregon 97701
(Address of principal executive offices)
(Zip Code)

(541) 385-6205
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,887,543 shares of no par value Common Stock on April 30, 2001.

CASCADE BANCORP & SUBSIDIARIES FORM 10-Q QUARTERLY REPORT MARCH 31, 2001

INDEX

Page
PART I: FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
as of March 31, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Income
for the three months ended March 31, 2001 and 2000	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity
for the three months ended March 31, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2001 and 2000	6

Notes to Condensed Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

2

Cascade Bancorp &Subsidiaries Condensed Consolidated Balance Sheets March 31, 2001 and December 31, 2000 (Unaudited)

	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 18,815,925	$ 20,999,520
Federal funds sold	13,425,000	775,000

Total cash and cash equivalents	32,240,925	21,774,520
Investment securities available-for-sale	23,309,719	23,623,499
Investment securities held-to-maturity	2,486,341	2,457,236
Loans, net	371,856,276	352,538,370
Premises and equipment, net	8,744,925	8,665,939
Accrued interest and other assets	15,472,542	14,233,784

Total assets	$ 454,110,728	$ 423,293,348

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$ 148,569,194	$ 128,249,678
Interest bearing demand	154,111,247	149,327,912
Savings	18,381,924	16,692,324
Time	72,563,377	63,927,847

Total deposits	393,625,742	358,197,761
Federal Home Loan Bank borrowings	19,000,000	25,500,000
Accrued interest and other liabilities	4,901,016	4,614,134

Total liabilities	417,526,758	388,311,895

Stockholders’ equity:
Common stock, no par value;
10,000,000 shares authorized;
6,886,543 issued and outstanding (6,879,884-2000)	17,793,223	17,768,806
Retained earnings	18,844,851	17,583,393
Accumulated other comprehensive loss	(54,104)	(370,746)

Total stockholders’ equity	36,583,970	34,981,453

Total liabilities and stockholders’ equity	$ 454,110,728	$ 423,293,348

See accompanying notes. 3

Cascade Bancorp &Subsidiaries Condensed Consolidated Statements of Income Three Months ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
Interest income:
Interest and fees on loans	$ 8,981,602	$7,467,392
Taxable interest on investments	317,941	473,117
Nontaxable interest on investments	7,660	10,705
Interest on federal funds sold	19,562	11,501

Total interest income	9,326,765	7,962,715

Interest expense:
Deposits:
Interest bearing demand	1,331,944	1,058,711
Savings	87,204	78,790
Time	993,859	623,239
Other borrowings	339,042	389,148

Total interest expense	2,752,049	2,149,888

Net interest income	6,574,716	5,812,827
Loan loss provision	715,000	611,000

Net interest income after loan loss provision	5,859,716	5,201,827

Noninterest income:
Service charges on deposit accounts	703,581	593,025
Mortgage loan origination and processing fees	326,218	205,873
Gains of sales of mortgage loans, net	64,776	30,564
Net loan servicing fees	(13,652)	43,410
Other income	443,814	465,126

Total noninterest income	1,524,737	1,337,998

Noninterest expense:
Salaries and employee benefits	2,636,526	2,364,845
Net occupancy and equipment	523,517	537,549
Other expenses	1,140,262	1,123,093

Total noninterest expense	4,300,305	4,025,487

Income before income taxes	3,084,148	2,514,338
Provision for income taxes	1,202,904	996,470

Net income	$ 1,881,244	$1,517,868

Basic net income per common share	$ 0.27	$ 0.22

Diluted net income per common share	$ 0.27	$ 0.22

See accompanying notes. 4

Cascade Bancorp &Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity Three Months Ended March 31, 2001 and 2000 (Unaudited)

	Comprehensive Income (loss)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 1999		$17,728,564	$ 12,465,355	$(622,421)	$ 29,571,498
Comprehensive Income:
Net Income	$1,517,868	—	1,517,868	—	1,517,868
Other comprehensive loss, net of tax:
Unrealized losses on
securities available-for-sale	(332,401)	—	—	(332,401)	(332,401)

Comprehensive income	$1,185,467

Cash dividends paid		—	(549,549)	—	(549,549)

Stock options exercised (9,525 shares)		21,717	—	—	21,717

Balance at March 31, 2000		$17,750,281	$ 13,433,674	$(954,822)	$ 30,229,133

Balance at December 31, 2000		$17,768,806	$ 17,583,393	$(370,746)	$ 34,981,453
Comprehensive Income:
Net Income	$1,881,244	—	1,881,244	—	1,881,244
Other comprehensive income, net of tax:
Unrealized gain on
securities available-for-sale	316,642	—	—	316,642	316,642

Comprehensive income	$2,197,886

Cash dividends paid		—	(619,786)	—	(619,786)

Stock options exercised (6,659 shares)		24,417	—	—	24,417

Balance at March 31, 2001		$17,793,223	$ 18,844,851	$(54,104)	$ 36,583,970

See accompanying notes. 5

Cascade Bancorp &Subsidiaries Condensed Consolidated Statements of Cash Flows Three Months ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
Net cash provided by operating activities	$ 1,400,656	$ 2,187,692

Investing activities:
Proceeds from maturities and calls of investment securities
available-for-sale	8,425,613	361,791
Purchases of investment securities available-for-sale	(7,620,015)	—
Purchases of investment securities held-to-maturity	(29,000)	(30,000)
Net increase in loans	(19,968,130)	(25,064,520)
Purchases of premises and equipment, net	(75,331)	(111,965)

Net cash used in investing activities	(19,266,863)	(24,844,694)

Financing activities:
Net increase in deposits	35,427,981	47,028,423
Cash dividends	(619,786)	(549,549)
Proceeds from issuance of stock	24,417	21,717
Net decrease in other borrowings	(6,500,000)	(18,880,000)

Net cash provided by financing activities	28,332,612	27,620,591

Net increase in cash and cash equivalents	10,466,405	4,963,589
Cash and cash equivalents at beginning of period	21,774,520	19,420,537

Cash and cash equivalents at end of period	$ 32,240,925	$ 24,384,126

See accompanying notes. 6

Cascade Bancorp &Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)

1. Basis of Presentation

     The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly-owned subsidiaries, Bank of the Cascades (the Bank) and Cascade Bancorp Financial Services, Inc. (presently inactive) (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The balance sheet data as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2000 Annual Report to Shareholders.

     The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including the notes thereto, included in the Company’s 2000 Annual Report to Shareholders.

     Certain amounts for 2000 have been reclassified to conform with the 2001 presentation.

2. Investment Securities

     Investment securities at March 31, 2001 and December 31, 2000 consisted of the following:

March 31, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Government and
agency securities	$ 2,516,330	$ —	$ 10,480	$ 2,505,850
Mortgage-backed securities	16,353,813	213,160	16,234	16,550,739
U.S. Treasury securities	1,998,996	44,764	—	2,043,760
Equity securities	2,527,843	—	318,473	2,209,370

	$23,396,982	$257,924	$345,187	$23,309,719

Held-to-maturity
Obligations of state and
political subdivisions	$ 669,541	$ 1,708	$ 87	$ 671,162
FHLB stock	1,816,800	—	—	1,816,800

	$ 2,486,341	$ 1,708	$ 87	$ 2,487,962

7

2. Investment Securities (cont.)

December 31, 2000	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Government and
agency securities	$10,527,299	$ —	$ 2,911	$10,524,388
Mortgage-backed securities	9,167,586	44,672	—	9,212,258
U.S. Treasury securities	1,998,749	31,251	—	2,030,000
Equity securities	2,527,843	—	670,990	1,856,853

	$24,221,477	$75,923	$673,901	$23,623,499

Held-to-maturity
Obligations of state and
political subdivisions	$ 669,436	$ 1,418	$ 3,176	$ 667,678
FHLB stock	1,787,800	—	—	1,787,800

	$ 2,457,236	$ 1,418	$ 3,176	$ 2,455,478

3. Loans and Reserve for Loan Losses

The composition of the loan portfolio at March 31, 2001 and December 31, 2000 was as follows:

	2001	2000
Commercial	$ 59,011,507	$ 56,709,007
Real Estate:
Construction	75,598,558	71,816,626
Residential	37,377,883	34,948,483
Commercial	153,224,107	143,726,344
Installment	51,825,494	50,358,122

	377,037,549	357,558,582
Reserve for loan losses	(5,181,273)	(5,020,212)

Loans, net	$ 371,856,276	$ 352,538,370

     Residential real estate loans include mortgage loans held for sale of approximately $2,845,000 at March 31, 2001 and approximately $1,326,000 at December 31, 2000.

     Transactions in the reserve for loan losses for the three months ended March 31, 2001 and 2000 were as follows:

	2001	2000
Balance at beginning of period	$ 5,020,212	$ 3,525,185
Provision charged to operations	715,000	611,000
Recoveries	82,882	25,914
Loans charged off	(636,821)	(270,341)

Balance at end of period	$ 5,181,273	$ 3,891,758

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

3. Loans and Reserve for Loan Losses (cont.)

     The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Bank’s customer base and the growth experienced in the Bank’s market area, real estate is frequently a material component of collateral for the Bank’s loans. The expected source of repayment of these loans is generally the operations of the borrower’s business or personal income; however, real estate collateral provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area.

     The Bank mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Bank. Commercial real estate risk is mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

     The following table presents information with respect to non-performing assets at March 31, 2001 and December 31, 2000 (dollars in thousands):

	2001	2000
Loans on non-accrual status	$3,155	$621
Loans past due 90 days or more
but not on non-accrual status	158	63
Other real estate owned	—	—

Total non-performing assets	$3,313	$684

Percentage of non-performing assets
to total assets	0.73%	0.16%

     Non-performing assets increased to .73 percent of total assets at March 31, 2001 due to a single term commercial credit. Management believes that the carrying value of this credit is adequately secured (principally by real estate). Excluding this single credit, non-performing assets were only .13 percent of total assets.

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the three months ended March 31, 2001 was approximately $158,000 (including $109,000 on the above mentioned single term credit) and was insignificant for the three months ended March 31, 2000.

     At March 31, 2001, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4. Mortgage Servicing Rights

     At March 31, 2001 and December 31, 2000, the Bank held servicing rights to approximately $306,735,000 and $295,699,000, respectively, in mortgage loans which have been sold to the Federal National Mortgage Association. Such mortgage loans are not included in the accompanying condensed consolidated balance sheets. The sale of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Other assets in the accompanying condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000 include approximately $3,127,000 and $3,019,000, respectively, of capitalized mortgage servicing rights accounted for at the lower of cost or fair value.

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

5. Borrowing Agreements

     The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $67.9 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. At March 31, 2001 the Bank had a total of $19.0 million in borrowings outstanding from FHLB, consisting of 4 advances with maturities ranging from April 20, 2001 through August 3, 2001 bearing a weighted average interest rate of 5.43%. At December 31, 2000, the Bank had a total of $25.5 million in borrowings outstanding from the FHLB bearing a weighted average interest rate of 6.71%. There were no Federal funds purchased at March 31, 2001 or December 31, 2000.

6. Earnings Per Common Share

     The Company’s basic earnings per common share are computed by dividing net income by the basic weighted-average shares outstanding during the period. The Company’s diluted earnings per common share are computed by dividing net income by the diluted weighted-average number of shares outstanding during the period. A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2001	2000
Weighted average shares outstanding - basic	6,885,991	6,869,484
Incremental shares from stock options	76,492	107,606

Weighted average shares outstanding - diluted	6,962,483	6,977,090

     As of March 31, 2001, approximately 42,600 shares remain authorized for possible repurchase under the Company’s stock repurchase plan.

8. Adoption of New Accounting Standards

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as a replacement for SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of SFAS No. 125 without change.

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not anticipate that the adoption of SFAS No. 140 will have a material effect on its financial position or results of operation.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto for the three-month periods ended March 31, 2001 and 2000, included in this report.

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

HIGHLIGHTS

     The Company reported net income of approximately $1,881,000 or $.27 basic net income per common share, for the three months ended March 31, 2001, compared to net income of approximately $1,518,000, or $.22 basic net income per common share, for the same period in 2000. This represents an increase in net income of 23.9 percent. The increase in earnings during the periods presented primarily is the result of the effect of the growth in the Company’s loan and deposit portfolios and the related increase in net interest income.

     The loan portfolio expanded during the first quarter of 2001, bringing total loans to $377.0 million. Loans grew by 5.4% since year-end 2000 and 24.4% compared to a year ago. Meanwhile, deposits ended the quarter at $393.6 million, up 9.9% from year-end 2000 and up 18.4% over the past year. The majority of the increase occurred in demand and time deposits and was primarily the result of increased customer activity as well as higher public funding sources, which augmented the funding base. The first quarter of 2001 performance reflected a 9% increase in core deposits compared to year-end 2000 (checking, money market and savings accounts). At quarter end, 82% of our deposits were “core” in nature, while time deposits were 18% of total deposits.

RESULTS OF OPERATIONS – Three months ended March 31, 2001 and 2000

Net Interest Income

     Net interest income increased approximately $762,000 (or 13.1%) for the three months ended March 31, 2001 as compared to the same period in 2000. This increase primarily resulted from higher loan volumes generating increased interest income, which exceeded the increase in interest expense necessary to fund this growth. The net interest margin declined to 6.91% (adjusted for a one-time interest reversal of $109,000 on a single non-performing credit) for the first quarter 2001, compared to 7.16 for the year ago quarter.

     Total interest income increased approximately $1,364,000 (or 17.1%) for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was primarily the result of an increase in the volume of loans. With the Federal Reserve lowering rates at a dramatic pace during the three months ended March 31, 2001, yields on earning assets decreased in the first quarter of 2001 to 9.64% compared to 9.81% for the same period in 2000.

     Total interest expense increased approximately $602,000 (or 28.0%) for the three months ended March 31, 2001 as compared to the same period in 2000. There were increases in all categories of deposit interest expense, with the largest increase due to higher rates and volumes in money market accounts and time deposits. Overall cost on interest bearing funds was 4.25% compared to 3.93% a year ago.

Loan Loss Provision

     The loan loss provision increased approximately $104,000 for the three months ended March 31, 2001 as compared to the same period in 2000. Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level consistent with the known and inherent risks within the loan portfolio. However, no assurance can be given that in any particular period loan losses could be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the provision. The Bank’s ratio of reserve for loan losses to total loans was 1.37 percent at March 31, 2001, compared to 1.40 percent at December 31, 2000 and 1.28 percent at March 31, 2000.

Noninterest Income

     Total noninterest income increased 14.0 percent in the first quarter of 2001 as compared to the year earlier quarter. Service charge income growth is due to higher service fee and other income directly related to increased business activity over the course of the year. Declining interest rates benefited the Company’s mortgage banking activity, with net mortgage revenues increasing approximately $97,000 or 34.8 percent above year ago levels.

Noninterest Expense

     Total noninterest expense increased 6.8 percent for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was primarily the result of increased personnel and operating expenses, which are impacted by continued growth in business volumes.

Income Taxes

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience strong growth in the first quarter of 2001 with total assets increasing 7.3% to $454.1 million at March 31, 2001 compared to $423.3 million at December 31, 2000. This increase was primarily due to strong loan growth and an increase in cash and cash equivalents. Total loans outstanding increased 5.4 percent to $377.0 million at March 31, 2001 as compared to $357.6 million at December 31, 2000, an annualized growth rate of 21.7 percent. The growth was primarily concentrated in the commercial real estate loan portfolio, up $9.5 million consistent with the nature of economic growth in the markets served by the Company.

     Increased assets were funded primarily by growth in deposits. Deposits increased 9.9 percent to $393.6 million at March 31, 2001 compared to $358.2 million at December 31, 2000. This growth was primarily in demand deposits while all other categories increased as well. A portion of the growth was attributable to expanded public fund customer deposits. Because deposit growth exceeded loan growth, the Company increased its federal funds sold by $12.7 million while reducing overall borrowings by $6.5 million at March 31, 2001

     Non-performing assets increased to .73 percent of total assets at March 31, 2001 due to a single term commercial credit. Management believes that the carrying value of this credit is adequately secured (principally by real estate). Excluding this single credit, non-performing assets were only .13 percent of total assets compared to .16 percent at year-end 2000.

     The Company had no off balance sheet derivative financial instruments as of March 31, 2001 and December 31, 2000.

CAPITAL RESOURCES

     The Company’s total stockholders equity at March 31, 2001 was $36.6 million, an increase of $1.6 million from December 31, 2000. The increase was the net result of earnings of $1.9 million for the three months ended March 31, 2001, less cash dividends to shareholders of $.6 million during the first quarter of 2001. In addition, improved market prices for common stock and bond portfolios resulted in some appreciation in market values. Thus, at March 31, 2001 the Company had a net unrealized loss on available for sale securities of approximately $.1 million.

     At March 31, 2001, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were approximately 9.41% and 10.66%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

     At March 31, 2001 the Bank maintained unsecured lines of credit totaling $19.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $68.1 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $17.5 million short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. In addition, during the first quarter, the Bank was approved for a seasonal borrowing line from the Federal Reserve Bank (FRB) in the amount of $5 million. At March 31, 2001 the Bank’s deposit totals included a $16.1 million Certificate of Deposit instrument from the State of Oregon through their State community bank CD program. The Company continues to have ample available funding sources. At March 31, 2001 the Bank had outstanding short-term borrowings totaling $19.0 million, with aggregate remaining available borrowings of $71.6 million, given sufficient collateral availability.

     At March 31, 2001 the Bank had approximately $122 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. In addition, approximately 34% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

     The Company did not experience a material change in market risk at March 31, 2001 as compared to December 31, 2000.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	No exhibits were required to be filed for the quarter ended March 31, 2001.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter ended March 31, 2001.

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP ——————————————————————— (Registrant)

Date	5/2/01 ——————————	By	/s/ Patricia L. Moss ————————————————————— Patricia L. Moss, President & CEO

Date	5/2/01 ——————————	By	/s/ Gregory D. Newton ————————————————————— Gregory D. Newton, SVP/Chief Financial Officer

15