Form 10-Q
period 2001-06-30
CASCADE BANCORP
filed 2001-08-08
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ Commission file number: 0-23322 CASCADE BANCORP (Exact name of Registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,272,384 shares of no par value Common Stock on August 2, 2001.

CASCADE BANCORP & SUBSIDIARIES FORM 10-Q QUARTERLY REPORT JUNE 30, 2001

INDEX

2

Cascade Bancorp & Subsidiaries Condensed Consolidated Balance Sheets June 30, 2001 and December 31, 2000 (Unaudited)

	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 23,755,433	$ 20,999,520
Federal funds sold	—	775,000

Total cash and cash equivalents	23,755,433	21,774,520
Investment securities available-for-sale	22,152,420	23,623,499
Investment securities held-to-maturity	2,851,087	2,457,236
Loans, net	401,597,795	352,538,370
Premises and equipment, net	9,089,207	8,665,939
Accrued interest and other assets	17,057,390	14,233,784

Total assets	$476,503,332	$ 423,293,348

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$163,726,363	$ 128,249,678
Interest bearing demand	162,075,962	149,327,912
Savings	17,691,870	16,692,324
Time	75,039,741	63,927,847

Total deposits	418,533,936	358,197,761
Short term borrowings	15,000,000	25,500,000
Accrued interest and other liabilities	4,691,691	4,614,134

Total liabilities	438,225,627	388,311,895
Stockholders’ equity:
Common stock, no par value;
10,000,000 shares authorized;
8,269,388 issued and outstanding (8,255,860-2000)	17,815,964	17,768,806
Retained earnings	20,314,113	17,583,393
Accumulated other comprehensive income (loss)	147,628	(370,746)

Total stockholders’ equity	38,277,705	34,981,453

Total liabilities and stockholders’ equity	$476,503,332	$ 423,293,348

See accompanying notes. 3

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Income Six Months and Three Months ended June 30, 2001 and 2000 (Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2001	2000	2001	2000
Interest income:
Interest and fees on loans	$ 18,341,679	$15,711,015	$ 9,360,077	$8,243,623
Taxable interest on investments	688,535	947,541	370,594	474,424
Nontaxable interest on investments	18,769	21,499	11,109	10,794
Interest on federal funds sold	26,855	21,115	7,293	9,614

Total interest income	19,075,838	16,701,170	9,749,073	8,738,455
Interest expense:
Deposits:
Interest bearing demand	2,491,601	2,247,619	1,159,657	1,188,908
Savings	162,290	158,126	75,086	79,336
Time	1,940,490	1,430,334	946,631	807,095
Other borrowings	649,489	735,161	310,447	346,013

Total interest expense	5,243,870	4,571,240	2,491,821	2,421,352

Net interest income	13,831,968	12,129,930	7,257,252	6,317,103
Loan loss provision	1,715,000	1,236,000	1,000,000	625,000

Net interest income after loan loss provision	12,116,968	10,893,930	6,257,252	5,692,103
Noninterest income:
Service charges on deposit accounts	1,429,628	1,273,537	726,047	680,512
Mortgage loan origination and processing fees	973,183	454,691	646,965	248,818
Gains on sales of mortgage loans, net	121,641	40,345	56,865	9,781
Loan servicing fees, net of amortization expense	(93,630)	73,699	(79,978)	30,289
Losses on sale of investment securities
available-for-sale	(27,532)	—	(27,532)	—
Other income	887,274	892,232	443,460	427,106

Total noninterest income	3,290,564	2,734,504	1,765,827	1,396,506
Noninterest expense:
Salaries and employee benefits	5,324,084	4,781,087	2,687,558	2,416,242
Net occupancy and equipment	1,054,641	1,083,910	531,124	546,361
Other expenses	2,524,512	2,289,996	1,384,250	1,166,903

Total noninterest expense	8,903,237	8,154,993	4,602,932	4,129,506

Income before income taxes	6,504,295	5,473,441	3,420,147	2,959,103
Provision for income taxes	2,533,733	2,179,434	1,330,829	1,182,964

Net income	$ 3,970,562	$ 3,294,007	$ 2,089,318	$1,776,139

Basic net income per common share	$ 0.48	$ 0.40	$ 0.25	$ 0.22

Diluted net income per common share	$ 0.47	$ 0.39	$ 0.25	$ 0.21

See accompanying notes. 4

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2001 and 2000 (Unaudited)

	Comprehensive Income (loss)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 1999		$ 17,728,564	$ 12,465,355	$ (622,421)	$ 29,571,498
Comprehensive Income:
Net Income	$ 3,294,007	—	3,294,007	—	3,294,007
Other comprehensive loss, net of tax:
Unrealized losses on
securities available-for-sale	(230,803)	—	—	(230,803)	(230,803)

Comprehensive income	$ 3,063,204

Cash dividends paid		—	(1,099,941)	—	(1,099,941)
Stock options exercised (21,180 shares)		40,242	—	—	40,242

Balance at June 30, 2000		$ 17,768,806	$ 14,659,421	$ (853,224)	$ 31,575,003

Balance at December 31, 2000		$ 17,768,806	$ 17,583,393	$ (370,746)	$ 34,981,453
Comprehensive Income:
Net Income	$ 3,970,562	—	3,970,562	—	3,970,562
Other comprehensive income, net of tax:
Unrealized gain on securities
available for sale	501,574	—	—	501,574	501,574
Reclassification adjustment for
net losses on sale of securities
included in net income	16,800	—	—	16,800	16,800

Comprehensive income	$ 4,488,936

Cash dividends paid		—	(1,239,842)	—	(1,239,842)
Stock options exercised (13,527 shares)		47,158	—	—	47,158

Balance at June 30, 2001		$ 17,815,964	$ 20,314,113	$ 147,628	$ 38,277,705

See accompanying notes. 5

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Cash Flows Six Months ended June 30, 2001 and 2000 (Unaudited)

	2001	2000
Net cash provided by operating activities	$ 3,003,751	$ 1,864,628
Investing activities:
Proceeds from maturities and calls of investment securities
available-for-sale	10,222,890	803,937
Purchases of investment securities available-for-sale	(8,420,015)	—
Purchases of investment securities held-to-maturity	(788,735)	(54,500)
Proceeds from sale of investment securities available-for-sale	450,000	—
Proceeds from maturities and calls of investment securities
held-to-maturity	428,787	394,775
Net increase in loans	(50,652,784)	(50,203,615)
Purchases of premises and equipment, net	(906,472)	(844,706)

Net cash used in investing activities	(49,666,329)	(49,904,109)
Financing activities:
Net increase in deposits	60,336,175	70,569,624
Cash dividends	(1,239,842)	(1,099,941)
Proceeds from issuance of stock	47,158	40,242
Net decrease in other borrowings	(10,500,000)	(19,475,000)

Net cash provided by financing activities	48,643,491	50,034,925

Net increase in cash and cash equivalents	1,980,913	1,995,444
Cash and cash equivalents at beginning of period	21,774,520	19,420,537

Cash and cash equivalents at end of period	$ 23,755,433	$ 21,415,981

See accompanying notes. 6

Cascade Bancorp &Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2001
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

     Certain amounts for 2000 have been reclassified to conform with the 2001 presentation.

2. Investment Securities

     Investment securities at June 30, 2001 and December 31, 2000 consisted of the following:

June 30, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Government and
agency securities	$ 2,513,647	$ —	$ 2,572	$ 2,511,075
Mortgage-backed securities	15,019,563	198,391	23,444	15,194,510
U.S. Treasury securities	1,999,247	45,753	—	2,045,000
Mutual funds	304,012	—	3,191	300,821
Equity securities	2,077,843	82,390	59,219	2,101,014

	$21,914,312	$326,534	$ 88,426	$22,152,420

Held-to-maturity
Obligations of state and
political subdivisions	$ 944,087	$ 16,473	$ 51	$ 960,509
FHLB stock	1,907,000	—	—	1,907,000

	$ 2,851,087	$ 16,473	$ 51	$ 2,867,509

7

2. Investment Securities (cont.)

December 31, 2000	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Government and
agency securities	$10,527,299	$ —	$ 2,911	$10,524,388
Mortgage-backed securities	9,167,586	44,672	—	9,212,258
U.S. Treasury securities	1,998,749	31,251	—	2,030,000
Equity securities	2,527,843	—	670,990	1,856,853

	$24,221,477	$ 75,923	$ 673,901	$23,623,499

Held-to-maturity
Obligations of state and
political subdivisions	$ 669,436	$ 1,418	$ 3,176	$ 667,678
FHLB stock	1,787,800	—	—	1,787,800

	$ 2,457,236	$ 1,418	$ 3,176	$ 2,455,478

3. Loans and Reserve for Loan Losses

The composition of the loan portfolio at June 30, 2001 and December 31, 2000 was as follows:

	2001	2000
Commercial	$ 66,075,067	$ 56,709,007
Real Estate:
Construction	80,643,908	71,816,626
Residential	38,688,291	34,948,483
Commercial	165,378,565	143,726,344
Installment	56,316,804	50,358,122

	407,102,635	357,558,582
Reserve for loan losses	(5,504,840)	(5,020,212)

Loans, net	$ 401,597,795	$ 352,538,370

     Residential real estate loans include mortgage loans held for sale of approximately $3,514,000 at June 30, 2001 and approximately $1,326,000 at December 31, 2000.

     Transactions in the reserve for loan losses for the six months ended June 30, 2001 and 2000 were as follows:

	2001	2000
Balance at beginning of period	$ 5,020,212	$ 3,525,185
Provision charged to operations	1,715,000	1,236,000
Recoveries	126,662	87,823
Loans charged off	(1,357,034)	(531,153)

Balance at end of period	$ 5,504,840	$ 4,317,855

     The reserve for loan losses represents management’s recognition of the assumed risks of extending credit and the possible inability or failure of obligor to make repayment. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

3. Loans and Reserve for Loan Losses (cont.)

     The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to foster prudent lending activities. Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Bank’s customer base and the growth experienced in the Bank’s market area, real estate is frequently a material component of collateral for the Bank’s loans. The expected source of repayment of these loans is generally the operations of the borrower’s business or personal income; however, real estate collateral provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area.

     The Bank mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Bank. Commercial real estate risk is mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

     No assurance can be given that in any particular period loan losses could be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

     The following table presents information with respect to non-performing assets at June 30, 2001 and December 31, 2000 (dollars in thousands):

	2001	2000
Loans on non-accrual status	$2,839	$621
Loans past due 90 days or more
but not on non-accrual status	31	63
Other real estate owned	—	—

Total non-performing assets	$2,870	$684

Percentage of non-performing assets
to total assets	0.60%	0.16%

     Non-performing assets increased to .60% percent of total assets at June 30, 2001 due to a single term commercial credit that became non-performing in the first quarter of 2001. Management believes that the carrying value of this credit is adequately secured (principally by real estate). Excluding this single credit, non-performing assets were only .07 percent of total assets.

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the six months ended June 30, 2001 was approximately $262,000 (including $237,000 on the above mentioned single term credit) and was insignificant for the six months ended June 30, 2000.

     At June 30, 2001, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

4. Mortgage Servicing Rights

     At June 30, 2001 and December 31, 2000, the Bank held servicing rights to mortgage loans with principal balances of approximately $333,500,000 and $295,699,000, respectively, which have been sold to the Federal National Mortgage Association. Such loans are not included in the accompanying condensed consolidated balance sheets. The sale of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Other assets in the accompanying condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000 include approximately $3,458,000 and $3,019,000, respectively, of capitalized mortgage servicing rights accounted for at the lower of cost or fair value.

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

5. Borrowing Agreements

     The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $71.5 million (or approximately 15% of assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. At June 30, 2001 the Bank had a total of $10.0 million in borrowings outstanding from FHLB, consisting of 3 advances with maturities ranging from July 6, 2001 through August 3, 2001 bearing a weighted average interest rate of 5.07%. At December 31, 2000, the Bank had a total of $25.5 million in borrowings outstanding from the FHLB bearing a weighted average interest rate of 6.71%. In addition, the Bank is approved for a seasonal borrowing line from the Federal Reserve Bank (FRB) through August 2001, in the amount of $5 million. At June 30, 2001 the Bank had $5 million in overnight borrowings from the FRB at a rate of 3.80%.

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

	Six months ended June 30,		Three months ended June 30,
	2001	2000	2001	2000
Weighted average shares outstanding - basic	8,265,108	8,248,789	8,267,026	8,254,198
Incremental shares from stock options	163,106	126,243	170,042	121,130

Weighted average shares outstanding - diluted	8,428,214	8,375,032	8,437,068	8,375,328

     All issued and outstanding shares, weighted average shares and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a 20% stock split declared in May 2001.

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

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company’s adoption of SFAS No. 140 did not have a material effect on its financial position or results of operation.

     In July 2001, FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. Other intangible assets with a determinable usefull life will continue to be amortized over future periods. The Company does not anticipate that the adoption of these statements will have a material effect on its financial condition or results of operations.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto for the six month and three-month periods ended June 30, 2001 and 2000, included in this report.

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

HIGHLIGHTS (All per share amounts have been adjusted for the 20% stock split declared in May 2001)

     The Company reported net income of approximately $3,971,000 or $.48 basic net income per common share, for the six months ended June 30, 2001, compared to net income of approximately $3,294,000, or $.40 basic net income per common share, for the same period in 2000. This represents an increase in net income of 20.5 percent. Net income for the quarter ended June 30, 2001 was approximately $2,089,000, or $.25 basic net income per common share, compared to net income of approximately $1,776,000, or $.22 basic net income per common share, for the same period in 2000. This represents an increase in net income of 17.6 percent. These increases in earnings during the periods presented were primarily the result of the effect of the growth in the Company’s loan and deposit portfolios and the related increase in net interest income.

     The loan portfolio continued to expand during the second quarter of 2001, bringing total loans to $407.1 million at June 30, 2001. Loans grew by 13.9% since year-end 2000 and 24.1% compared to a year ago. Meanwhile, deposits ended the quarter at $418.5 million, up 16.8% from year-end 2000 and up 17.6% over the past year. The majority of the increase occurred in demand accounts and was primarily the result of increased customer activity. The second quarter of 2001 performance reflected a 16.7% increase in core deposits compared to year–end 2000 (checking, money market and savings accounts). At quarter end, 82.1% of deposits were “core’ in nature, while time deposits were 17.9% of total deposits.

RESULTS OF OPERATIONS – Six months and Three months ended June 30, 2001 and 2000

Net Interest Income

     Net interest income increased 14.0 percent for the six months and 14.9 percent for the three months ended June 30, 2001 as compared to the same periods in 2000. These net increases primarily resulted from higher loan volumes generating increased interest income, which exceeded the increase in interest expense necessary to fund this growth. Net interest margin was strong at 6.97% for the second quarter ended June 30, 2001, slightly lower than the 7.23% recorded for the same period in 2000

     Total interest income increased approximately $2,375,000 (or 14.2%) for the six months and $ 1,011,000 (or 11.6%) for the three months ended June 30, 2001 as compared to the same periods in 2000. These increases for both the six-month and three-month periods were primarily the result of an increase in the volume of loans. With the Federal Reserve lowering rates at a historically dramatic pace during the past six months, yields on earning assets decreased in the second quarter of 2001 to 9.36% compared to 10.00% for the same period in 2000.

     Total interest expense increased approximately $673,000 (or 14.7%) for the six months and $71,000 (or 2.9%) for the three months ended June 30, 2001 as compared to the same period in 2000. There were increases in all categories of deposit interest expense, with the largest increase due to higher volumes in money market accounts and time deposits. Overall cost on interest bearing funds for the three months ended June 30, 2001 was 3.65% compared to 4.18% a year ago.

Loan Loss Provision

     The loan loss provision increased $479,000 for the six months and $375,000 for the three months ended June 30, 2001 as compared to the same period in 2000. Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level consistent with the known and inherent risks within the loan portfolio. The Bank’s ratio of reserve for loan losses to total loans was 1.35 percent at June 30, 2001, compared to 1.40 percent at December 31, 2000 and 1.32 percent at June 30, 2000.

Noninterest Income

     Total noninterest income increased 20.3 percent for the six months and 26.4 percent for the three months ended June 30, 2001 as compared to the same period in 2000. The increases in service charge income for both periods presented is due to higher service fee and other income directly related to increased business activity over the course of the year. Home purchase and refinance activity benefited the Company’s mortgage banking activity with net mortgage revenues increasing approximately $335,000 (or 115.9%) for the three months and $432,000 (or 76.0%) for the six months ended June 30, 2001, as compared to the same periods a year ago.

Noninterest Expense

     Total noninterest expense increased 9.2 percent for the six months and 11.5 percent for the three months ended June 30, 2001 as compared to the same periods in 2000. These increases were primarily the result of increased personnel and operating expenses, which were impacted by continued growth in business volumes.

Income Taxes

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience strong growth in the second quarter of 2001 with total assets increasing 12.6% to $476.5 million at June 30, 2001 compared to $423.3 million at December 31, 2000. This increase was primarily due to strong loan growth. Total loans outstanding increased 13.8 percent to $407.1 million at June 30, 2001 as compared to $357.6 million at December 31, 2000. The growth was primarily concentrated in the commercial real estate loan portfolio, up $21.7 million consistent with the nature of economic growth in the markets served by the Company.

     Increased assets were funded primarily by growth in deposits. Deposits increased 16.8 percent to $418.5 million at June 30, 2001 compared to $358.2 million at December 31, 2000. This growth was primarily in demand deposits while all other categories increased as well. Because deposit growth exceeded loan growth, the Company reduced its overall borrowings by $10.5 million at June 30, 2001

     Non-performing assets increased to .60 percent of total assets at June 30, 2001 due to a single term commercial credit that was classified non-performing in March 2001. Management believes that the carrying value of this credit is adequately secured (principally by real estate). Excluding this single credit, non-performing assets were only .07 percent of total assets compared to .16 percent at year-end 2000.

     The Company had no off balance sheet derivative financial instruments as of June 30, 2001 and December 31, 2000.

CAPITAL RESOURCES

     The Company’s total stockholders equity at June 30, 2001 was $38.3 million, an increase of $3.3 million from December 31, 2000. The increase was the net result of earnings of $4.0 million for the six months ended June 30, 2001, less cash dividends to shareholders of $1.2 million during the six months ended June 30, 2001. In addition, improved market prices for securities portfolios resulted in some appreciation in market values. Thus, at June 30, 2001 the Company had a net unrealized gain on available for sale securities of approximately $.1 million.

     At June 30, 2001, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were approximately 9.12% and 10.38%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

     At June 30, 2001 the Bank maintained unsecured lines of credit totaling $20.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $71.5 million (or approximately 15% of total assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $22.4 million short term borrowing availability from the Federal Reserve Bank (FRB) that requires specific qualifying collateral, including seasonal borrowing line in the amount of $5 million. At June 30, 2001 the Bank’s deposit totals included a $16.6 million Certificate of Deposit instrument from the State of Oregon through their State community bank CD program. The Company continues to have ample available funding sources. At June 30, 2001 the Bank had outstanding short-term borrowings totaling $15.0 million, with aggregate remaining available borrowings of $98.9 million, given sufficient collateral availability.

     At June 30, 2001 the Bank had approximately $134.8 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. In addition, approximately 32% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company’s financial condition and results of operations. The Company also evaluates other risks that may tangentially affect the valuation of its assets such as in credit quality, concentration, and liquidity risks. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

     The Company did not experience a material change in market risk at June 30, 2001 as compared to December 31, 2000.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	April 23, 2001, Annual Meeting

(b)	Need not be completed

(c)	The following matters were voted on at the Annual Meeting of Shareholders held on April 23, 2001:

1.	The re-election of three directors:

Director	Number Of Votes “FOR”	Number of Votes “WITHHELD”	Total Number of Votes
Gary L. Hoffman	6,242,774	54,564	6,297,338
Patricia L. Moss	6,274,765	22,573	6,297,338
L.A. Swarens	6,268,943	28,395	6,297,338

2.	Shareholder proposal on Dividend Reinvestment Plan:

Proxy Votes “FOR”	Proxy Votes “AGAINST”	Proxy Votes “ABSTAIN”	Total Number of Votes
509,334	3,637,210	54,564	4,269,893

(d)	None

Item 6. Exhibits and Reports on Form 8-K

(a)	No exhibits were required to be filed for the quarter ended June 30, 2001.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the second quarter ended June 30, 2001.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP ——————————————————— (Registrant)

Date 8/6/01 ————————	By /s/ Patricia L. Moss ——————————————————— Patricia L. Moss, President & CEO

Date 8/6/01 ————————	By /s/ Gregory D. Newton ——————————————————— Gregory D. Newton, SVP/Chief Financial Officer

16