Form 10-Q
period 2001-09-30
CASCADE BANCORP
filed 2001-11-08
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______ Commission file number: 0-23322 CASCADE BANCORP (Exact name of Registrant as specified in its charter)

Oregon (State or other jurisdiction of Incorporation or organization)	93-1034484 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,274,327 shares of no par value Common Stock on October 31, 2001.

CASCADE BANCORP & SUBSIDIARIES FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2001

INDEX

2
Cascade Bancorp & Subsidiaries Condensed Consolidated Balance Sheets September 30, 2001 and December 31, 2000 (Unaudited)

ASSETS	2001	2000

Cash and cash equivalents:
Cash and due from banks	$24,028,780	$20,999,520
Federal funds sold	1,000,000	775,000

Total cash and cash equivalents	25,028,780	21,774,520
Investment securities available-for-sale	24,562,560	23,623,499
Investment securities held-to-maturity	2,952,528	2,457,236
Loans, net	398,624,826	352,538,370
Premises and equipment, net	9,336,693	8,665,939
Accrued interest and other assets	15,126,860	14,233,784

Total assets	$475,632,247	$423,293,348

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$163,028,359	$128,249,678
Interest bearing demand	163,806,008	149,327,912
Savings	18,248,793	16,692,324
Time	78,993,554	63,927,847

Total deposits	424,076,714	358,197,761
Short term borrowings	4,500,000	25,500,000
Accrued interest and other liabilities	6,919,894	4,614,134

Total liabilities	435,496,608	388,311,895

Stockholders’ equity:
Common stock, no par value;
10,000,000 shares authorized;
8,274,327 issued and outstanding (8,255,860-2000)	17,859,284	17,768,806
Retained earnings	21,951,996	17,583,393
Accumulated other comprehensive income (loss)	324,359	(370,746)

Total stockholders’ equity	40,135,639	34,981,453

Total liabilities and stockholders’ equity	$475,632,247	$423,293,348

See accompanying notes.

3

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Income Nine Months and Three Months ended September 30, 2001 and 2000 (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$27,811,923	$24,389,440	$9,470,244	$8,678,425
Taxable interest on investments	1,003,645	1,420,822	315,110	473,281
Nontaxable interest on investments	28,487	29,162	9,718	7,663
Interest on federal funds sold	46,953	124,914	20,098	103,799

Total interest income	28,891,008	25,964,338	9,815,170	9,263,168

Interest expense:
Deposits:
Interest bearing demand	3,450,944	3,671,058	959,343	1,423,439
Savings	213,156	239,958	50,866	81,832
Time	2,837,605	2,317,227	897,115	886,893
Other borrowings	780,113	954,348	130,624	219,187

Total interest expense	7,281,818	7,182,591	2,037,948	2,611,351

Net interest income	21,609,190	18,781,747	7,777,222	6,651,817
Loan loss provision	2,815,000	1,956,000	1,100,000	720,000

Net interest income after loan loss provision	18,794,190	16,825,747	6,677,222	5,931,817

Noninterest income:
Service charges on deposit accounts	2,255,279	1,959,028	825,651	685,491
Mortgage loan origination and processing fees	1,603,817	697,787	630,634	243,096
Gains on sales of mortgage loans, net	275,603	102,864	153,962	62,519
Loan servicing fees, net of
MSR amortization expense	(187,821)	107,269	(94,191)	33,570
Gains (losses) on sale of investment securities
available-for-sale	(12,554)	—	14,978	—
Other income	1,402,347	1,390,018	515,073	497,786

Total noninterest income	5,336,671	4,256,966	2,046,107	1,522,462

Noninterest expense:
Salaries and employee benefits	8,286,651	7,217,711	2,962,567	2,436,624
Net occupancy and equipment	1,587,507	1,524,834	532,866	440,924
Other expenses	3,988,437	3,625,171	1,463,925	1,335,175

Total noninterest expense	13,862,595	12,367,716	4,959,358	4,212,723

Income before income taxes	10,268,266	8,714,997	3,763,971	3,241,556
Provision for income taxes	3,998,029	3,401,059	1,464,296	1,221,625

Net income	$6,270,237	$5,313,938	$2,299,675	$2,019,931

Basic net income per common share	$0.76	$0.64	$0.28	$0.24

Diluted net income per common share	$0.74	$0.63	$0.27	$0.24

See accompanying notes. 4

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’Equity Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	Comprehensive Income (loss)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 1999		$17,728,564	$12,465,355	$(622,421)	$29,571,498
Comprehensive Income:
Net Income	$5,313,938	—	5,313,938	—	5,313,938
Other comprehensive income, net of tax:
Unrealized gains on
securities available-for-sale	22,975	—	—	22,975	22,975

Comprehensive income	$5,336,913

Cash dividends paid		—	(1,650,330)	—	(1,650,330)
Stock options exercised (21,180 shares)		40,242	—	—	40,242

Balance at September 30, 2000		$17,768,806	$16,128,963	$(599,446)	$33,298,323

Balance at December 31, 2000		$17,768,806	$17,583,393	$(370,746)	$34,981,453
Comprehensive Income:
Net Income	$6,270,237	—	6,270,237	—	6,270,237
Other comprehensive income, net of tax:
Unrealized gain on securities
available for sale	687,455	—	—	687,455	687,455
Reclassification adjustment for
net losses on sale of securities
included in net income	7,650	—	—	7,650	7,650

Comprehensive income	$6,965,342

Cash dividends paid		—	(1,901,634)	—	(1,901,634)
Stock options exercised (18,466 shares)		90,478	—	—	90,478

Balance at September 30, 2001		$17,859,284	$21,951,996	$324,359	$40,135,639

See accompanying notes. 5

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months ended September 30, 2001 and 2000 (Unaudited)

	2001	2000

Net cash provided by operating activities	$10,117,808	$5,434,831

Investing activities:
Proceeds from maturities and calls of investment securities
available-for-sale	13,888,574	1,107,858
Purchases of investment securities available-for-sale	(14,256,574)	(526,638)
Purchases of investment securities held-to-maturity	(891,236)	(83,000)
Proceeds from sale of investment securities available-for-sale	450,000	—
Proceeds from maturities and calls of investment securities
held-to-maturity	428,787	394,775
Net increase in loans	(48,625,853)	(57,579,419)
Purchases of premises and equipment, net	(925,043)	(1,436,395)

Net cash used in investing activities	(49,931,345)	(58,122,819)

Financing activities:
Net increase in deposits	65,878,953	74,099,612
Cash dividends	(1,901,634)	(1,650,330)
Proceeds from issuance of stock	90,478	40,242
Net decrease in other borrowings	(21,000,000)	(10,100,000)

Net cash provided by financing activities	43,067,797	62,389,524

Net increase in cash and cash equivalents	3,254,260	9,701,536
Cash and cash equivalents at beginning of period	21,774,520	19,420,537

Cash and cash equivalents at end of period	$25,028,780	$29,122,073

See accompanying notes.

6

Cascade Bancorp & Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2001
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

     Certain amounts for 2000 have been reclassified to conform with the 2001 presentation.

2. Investment Securities

     Investment securities at September 30, 2001 and December 31, 2000 consisted of the following:

September 30, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Available-for-sale
Mortgage-backed securities	$19,743,947	$404,163	$51,898	$20,096,212
U.S. Treasury securities	1,999,500	42,380	—	2,041,880
Equity securities	1,987,843	152,670	31,587	2,108,926
Mutual funds	308,110	7,432	—	315,542

	$24,039,400	$606,645	$83,485	$24,562,560

Held-to-maturity
FHLB stock	$2,009,500	$—	$—	$2,009,500
Obligations of state and
political subdivisions	943,028	29,431	51	972,408

	$2,952,528	$29,431	$51	$2,981,908

7

2.  Investment Securities (cont.)

December 31, 2000	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Available-for-sale
U.S. Government and
agency securities	$10,527,299	$—	$2,911	$10,524,388
Mortgage-backed securities	9,167,586	44,672	—	9,212,258
Equity securities	2,527,843	—	670,990	1,856,853
U.S. Treasury securities	1,998,749	31,251	—	2,030,000

	$24,221,477	$75,923	$673,901	$23,623,499

Held-to-maturity
FHLB stock	$1,787,800	$—	$—	$1,787,800
Obligations of state and
political subdivisions	669,436	1,418	3,176	667,678

	$2,457,236	$1,418	$3,176	$2,455,478

3. Loans and Reserve for Loan Losses

The composition of the loan portfolio at September 30, 2001 and December 31, 2000 was as follows:

	2001	2000

Commercial	$65,409,707	$56,709,007
Real Estate:
Construction	86,484,858	71,816,626
Residential	35,460,279	34,948,483
Commercial	165,001,423	143,726,344
Installment	52,288,321	50,358,122

	404,644,588	357,558,582
Reserve for loan losses	(6,019,762)	(5,020,212)

Loans, net	$398,624,826	$352,538,370

     Residential real estate loans include mortgage loans held for sale of approximately $2,590,000 at September 30, 2001 and approximately $1,326,000 at December 31, 2000.

     Transactions in the reserve for loan losses for the nine months ended September 30, 2001 and 2000 were as follows:

	2001	2000

Balance at beginning of period	$5,020,212	$3,525,185
Provision charged to operations	2,815,000	1,956,000
Recoveries	189,451	142,429
Loans charged off	(2,004,901)	(1,006,083)

Balance at end of period	$6,019,762	$4,617,531

     The reserve for loan losses represents management’s recognition of the assumed risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for loan losses based on management’s assessment of a variety of current factors affecting the portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

3.  Loans and Reserve for Loan Losses (cont.)

     The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to foster prudent lending activities. Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Bank’s customer base and the growth experienced in the Bank’s market area, real estate is frequently a material component of collateral for the Bank’s loans. The expected source of repayment of these loans is generally the operations of the borrower’s business or personal income; however, real estate collateral provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area.

     The Bank mitigates risks on construction loans by generally lending funds to customers that have been prequalified for long term financing and who are using experienced contractors approved by the Bank. Commercial real estate risk is mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

     Heightened economic uncertainty resulting from the terrorist attacks in September 2001 is considered in management’s assessment of the adequacy of the reserve for loan losses. While trends in delinquency and charge off rates continue within the normal historical parameters, external events could have uncertain implications for credit quality by impacting historical loss frequency and/or severity. Management strives to continually and specifically evaluate such factors in its estimate of the adequacy of the reserve for loan losses, however there can be no assurance that our assessment of the affect of such events will be accurate. No assurance can be given that in any particular period loan losses could be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

     The following table presents information with respect to non-performing assets at September 30, 2001 and December 31, 2000 (dollars in thousands):

	2001	2000

Loans on non-accrual status	$2,046	$621
Loans past due 90 days or more
but not on non-accrual status	29	63
Other real estate owned	—	—

Total non-performing assets	$2,075	$684

Percentage of non-performing assets
to total assets	0.44%	0.16%

     Non-performing assets increased to .44% percent of total assets at September 30, 2001 due to a single term commercial credit that became non-performing in the first quarter of 2001. Management believes that the carrying value of this credit is adequately secured.

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the nine months ended September 30, 2001 was approximately $351,000 (including $321,000 on the above mentioned single term credit) and was insignificant for the nine months ended September 30, 2000.

     At September 30, 2001, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

4. Mortgage Servicing Rights

     At September 30, 2001 and December 31, 2000, the Bank held servicing rights to mortgage loans with principal balances of approximately $353,672,000 and $295,699,000, respectively, which have been sold to the Federal National Mortgage Association. Such loans are not included in the accompanying condensed consolidated balance sheets. The sale of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Other assets in the accompanying condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000 include approximately $3,650,000 and $3,019,000, respectively, of capitalized mortgage servicing rights (MSR’s) accounted for at the lower of cost or fair value.

     The fair value of the capitalized mortgage servicing rights is determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. Such estimates of fair value are affected by point-in-time market assumptions relative to interest rates, increasing or slowing mortgage prepayments, seasoning, discount rates, as well as portfolio coupon rates, interest rate types (i.e. fixed or variable) and product maturities. Generally accepted accounting principles require that, in the event estimated fair value falls below the Company’s cost basis, the Company would record an impairment of this asset. To mitigate this risk, management amortizes the MSR’s over their expected life, and additionally amortizes, in full, MSR’s that are specifically associated with any serviced mortgages that are paid off. The Company does not employ specific hedges to mitigate fair value changes that may occur due to market fluctuations. Therefore, there can be no assurance concerning possible impairment of MSR’s in future periods.

5. Borrowing Agreements

     The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $71.3 million (or approximately 15% of assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. At September 30, 2001 the Bank had a total of $2.5 million in short-term borrowings outstanding from the FHLB, bearing an interest rate of 3.51%. At December 31, 2000, the Bank had a total of $25.5 million in borrowings outstanding from the FHLB bearing a weighted average interest rate of 6.71%. In addition, at September 30, 2001 the Bank had federal funds purchased totaling $2 million bearing an interest rate of 3.25%.

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

	Nine months ended September 30,		Three months ended September 30,
	2001	2000	2001	2000

Weighted average shares outstanding - basic	8,267,462	8,251,146	8,272,171	8,255,861
Incremental shares from stock options	173,831	125,112	195,281	122,849

Weighted average shares outstanding - diluted	8,441,293	8,376,258	8,467,452	8,378,710

All issued and outstanding shares, weighted average shares and per share amounts in the accompanying financial statements have been adjusted to retroactively reflect a 20% stock split declared in May 2001.

7. Adoption of New Accounting Standards

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

     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto for the nine month and three-month periods ended September 30, 2001 and 2000, included in this report.

     When used in the following discussion, the word “expects,”“believes,”“anticipates”and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, and other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

HIGHLIGHTS (All per share amounts have been retroactively adjusted for the 20% stock split declared in May 2001)

     The Company reported net income of approximately $6,270,000 or $.76 basic net income per common share, for the nine months ended September 30, 2001, compared to net income of approximately $5,314,000, or $.64 basic net income per common share, for the same period in 2000. This represents an increase in net income of 18.0 percent. Net income for the quarter ended September 30, 2001 was approximately $2,300,000, or $.28 basic net income per common share, compared to net income of approximately $2,020,000, or $.24 basic net income per common share, for the same period in 2000. This represents an increase in net income of 13.9 percent. These increases in earnings during the periods presented were primarily the result of the effect of the growth in the Company’s loan and deposit portfolios and the related increase in net interest income.

     The loan portfolio was $404.6 million at September 30, 2001, an increase of 13.2% since year-end 2000 and up 20.4% compared to a year ago. Meanwhile, deposits ended the quarter at $424.1 million, up 18.4% from year-end 2000 and up 18.0% over the past year. The majority of the increase occurred in demand accounts and was primarily the result of increased customer activity and continued progress in market share expansion. The Company had approximately 32% share of deposits in its main Deschutes County market compared to 30% a year earlier. At quarter end, 81.4% of deposits were “core” in nature (checking, money market and savings accounts), while time deposits were 18.6% of total deposits.

RESULTS OF OPERATIONS –Nine months and Three months ended September 30, 2001 and 2000

Net Interest Income

     Net interest income increased 15.1 percent for the nine months and 16.9 percent for the three months ended September 30, 2001 as compared to the same periods in 2000. These net increases primarily resulted from higher loan volumes generating increased interest income, which exceeded the interest expense necessary to fund this growth. Net interest margin was strong at 7.12% for the third quarter ended September 30, 2001, slightly lower than the 7.19% recorded for the same period in 2000

     Total interest income increased approximately $2,927,000 (or 11.3%) for the nine months and $552,000 (or 6.0%) for the three months ended September 30, 2001 as compared to the same periods in 2000. These increases for both the nine-month and three-month periods were primarily the result of an increase in the volume of loans. With the Federal Reserve lowering rates at a historically dramatic pace during the past nine months, yields on earning assets decreased in the third quarter of 2001 to 8.98% compared to 10.01% for the same period in 2000.

     Total interest expense increased approximately $99,000 (or 1.4%) for the nine months and decreased $573,000 (or 22.0%) for the three months ended September 30, 2001 as compared to the same period in 2000. All categories of interest expense have decreased, with the exception of time deposits. Overall cost of interest bearing funds for the three months ended September 30, 2001 was 2.94% compared to 4.34% for the same period in 2000.

Loan Loss Provision

     The loan loss provision for the nine months ended September 30, 2001 was $2,815,000 compared to $1,956,000 for the same period of 2000, an increase of $859,000. Management believes the loan loss provision continues to maintain the reserve for loan losses at an appropriate level consistent with the known and inherent risks within the loan portfolio. The Bank’s ratio of reserve for loan losses to total loans was 1.49 percent at September 30, 2001, compared to 1.40 percent at December 31, 2000 and 1.38 percent at September 30, 2000.

Noninterest Income

     Total noninterest income increased 25.4 percent for the nine months and 34.4 percent for the three months ended September 30, 2001 versus the comparable periods in 2000. The increases in service charge income for both periods presented is due to higher service fee and other income directly related to increased business activity over the course of the year. Home purchase and refinance activity improved the Company’s mortgage banking results, with net mortgage revenues increasing approximately $784,000 (or 86.3%) for the nine months and $351,000 (or 103.5%) for the three months ended September 30, 2001, as compared to the same periods a year ago.

Noninterest Expense

     Total noninterest expense increased 12.1 percent for the nine months and 17.7 percent for the three months ended September 30, 2001 as compared to the same periods in 2000. These increases were primarily the result of increased personnel and operating expenses, which were impacted by continued growth in business volumes. In addition, the Company opened a new bank branch in South Salem, Oregon during the third quarter of 2001, contributing to higher period expenses.

Income Taxes

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience strong growth in the third quarter of 2001 with total assets increasing 12.4% to $475.6 million at September 30, 2001 compared to $423.3 million at December 31, 2000. This increase was primarily due to strong loan growth. Total loans outstanding increased 13.1 percent to $404.6 million at September 30, 2001 as compared to $357.6 million at December 31, 2000. The growth was primarily concentrated in the commercial real estate loan portfolio, up $21.3 million consistent with the nature of economic growth in the markets served by the Company.

     Increased assets were funded primarily by growth in deposits. Deposits increased 18.4 percent to $424.1 million at September 30, 2001 compared to $358.2 million at December 31, 2000. This growth was primarily in demand deposits while all other categories increased as well. Because deposit growth exceeded loan growth, the Company reduced its overall short-term borrowings by $21.0 million during the nine months ended September 30, 2001

     Non-performing assets at September 20, 2001 were .44 percent of total assets at September 30, 2001 due to a single term commercial credit that was classified non-performing in March 2001. Management believes that the carrying value of this credit is adequately secured (principally by real estate).

     The Company had no off balance sheet derivative financial instruments as of September 30, 2001 and December 31, 2000.

CAPITAL RESOURCES

     The Company’s total stockholders equity at September 30, 2001 was $40.1 million, an increase of $5.1 million from December 31, 2000. The increase was the net result of earnings of $6.3 million for the nine months ended September 30, 2001, less cash dividends to shareholders of $1.9 million during the nine months ended September 30, 2001. In addition, improved market prices for securities portfolios resulted in some appreciation in market values. Thus, at September 30, 2001 the Company had a net unrealized gain on available for sale securities of approximately $.3 million.

     At September 30, 2001, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were approximately 9.60% and 10.87%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

     At September 30, 2001 the Bank maintained unsecured lines of credit totaling $20.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $71.3 million (or approximately 15% of total assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $13.5 million short term borrowing availability from the Federal Reserve Bank (FRB) that requires specific qualifying collateral. At September 30, 2001 the Bank’s deposit totals included a $19.7 million in Certificate of Deposit instruments from the State of Oregon through their State community bank CD program, with $15 million maturing October 17, 2001 and $4.7 million maturing November 14, 2001. The Company continues to have ample available funding sources. At September 30, 2001 the Bank had outstanding short-term borrowings totaling $4.5 million, with aggregate remaining available borrowings of $100.3 million, given sufficient collateral availability.

     At September 30, 2001 the Bank had approximately $136.2 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. In addition, approximately 25% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

     The Company did not experience a material change in market risk at September 30, 2001 as compared to December 31, 2000.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	No exhibits were required to be filed for the quarter ended September 30, 2001.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter ended September 30, 2001.

15

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CASCADE BANCORP
(Registrant)

Date 11/6/01	By	/s/ Patricia L. Moss Patricia L. Moss, President & CEO

Date 11/6/01	By	/s/ Gregory D. Newton Gregory D. Newton, SVP/Chief Financial Officer

FORM 10-Q; 9/30/01 16