Form 10-K
period 2001-12-31
CASCADE BANCORP
filed 2002-03-22
CIK 865911

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $128,122,520 aggregate market value as of March 4, 2002, based on the average bid and asked price.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 8,295,787 shares of no par value Common Stock on March 4, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 22, 2002.

================================================================================

                            CASCADE BANCORP FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----

Item 1.        BUSINESS .................................................    3

Item 2.        PROPERTIES ...............................................   16

Item 3.        LEGAL PROCEEDINGS ........................................   16

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......   16

                                     PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS ....................................   17

Item 6.        SELECTED FINANCIAL DATA ..................................   18

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ....................   20

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK ............................................   23

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............   26

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ......................   26

                                    PART III

Item 10        Part III, items 10 through 13 are incorporated by reference from
 through 13    the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held on April 22, 2002. (Executive Officers, Compensation arrangements,
               Director and Management Ownership; Related Party Transactions)

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K ............................................   27

SIGNATURES ..............................................................   28

                                     PART I

ITEM 1. BUSINESS

Company

     Cascade Bancorp (Bancorp) is an Oregon chartered Financial Holding Company formed in 1990 and headquartered in Bend, Oregon. Bancorp's principal subsidiary is Bank of the Cascades (the Bank). Bancorp also has an inactive subsidiary, Cascade Bancorp Financial Services, Inc (collectively, these entities are referred to as "the Company"). At December 31, 2001 the Company had total consolidated assets of approximately $489 million, net loans of approximately $415 million and deposits of approximately $425 million.

Bank of the Cascades

     The Bank was chartered as an Oregon State bank in March 1976 and opened for business in February 1977. The Bank is a community bank offering the full range of financial services to its business and consumer clients, including trust and investments. The Bank has a network of twelve branches, nine located in Central Oregon, and three in the Salem, Oregon locale. In Deschutes County, its largest market concentration, the Company is the market share leader in customer deposits, holding over 32% market share. It also is the market share leader in construction and commercial real estate lending as well as in residential mortgage origination and home equity lending. Owing to in-migration and a solid recreation industry, the population of Deschutes County has grown at a rate among the fastest of all counties in the Northwest during the past decade. The Bank's headquarters is located in Bend, Oregon.

     With a relationship banking strategy, the Bank offers a broad range of commercial and personal banking services to its customers. Lending activities serve small to medium-sized business, professional and consumer accounts. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services such as cash management, lock box, internet banking and electronic bill payment.

     In mid-1999 the Company began offering Trust and Investment services. Trust services focus on the personal trust needs of existing and prospective clients by providing living and testamentary trust, asset and financial management, and fiduciary services. Investment services are provided by a licensed on-site broker through a broker/dealer agent relationship.

Employees

     The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be good. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Company had 207 full-time employees as of December 31, 2001, unchanged from the prior year. None of the employees of the Company are subject to a collective bargaining agreement.

Business Strategy

     o PROVIDE SHAREHOLDERS WITH EXCEPTIONAL VALUE BY DELIVERING THE BEST IN
                COMMUNITY BANKING AND RELATED FINANCIAL SERVICES

     For a quarter of a century, Cascade Bancorp has focused on delivering the best in community banking services to the Oregon communities it serves. Its strategy is to profitably grow its business by attracting and retaining high value relationship customers. This is accomplished by providing the personal touch customer service while offering a broad array of products and financial services. The Company is committed to providing customer choice in delivery channels by implementing advanced technology and delivery systems. Such channels include traditional branches, ATMs, Internet banking, and telephonic access.

     The Company is the dominant market share bank in its main Deschutes County market, growing to over 32% share of deposits and a leadership position in commercial real estate, construction, consumer and residential mortgage lending. Deschutes County is a fast growing market, with county population growth rate in the 98th percentile in the U.S. during the past decade. The Company has established the following key performance goals: 1) Consistently exceed 18% return on equity, 2) Consistently exceed 10% growth in earnings per share, 3) Identify and prudently manage credit and business risk and 4) Strive to profitably diversify revenue and continuously seek efficiency improvements in all its activities.

     In a recent nationwide peer analysis, the Company was recognized by American Banker magazine as the highest return on equity bank in the country over the past five years. While the Company has achieved strong and profitable growth in past years, there can be no assurance as to the ongoing achievement of these goals due to the inherent uncertainty of future events, competitive forces, the vitality of the local, regional and national economy and other unforeseen circumstances.

     In addition to targeting growth and increased market share in its existing locations, the Company may also consider future expansion by de novo branching when it identifies market opportunities. The Company initiated such a strategy in Salem, Oregon in 1999 and opened its third office in the Salem area in the third quarter of 2001. The Company may also consider strategic partnerships or making selective business acquisitions to expand its market opportunities.

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

Competition

     Commercial and consumer banking in Central Oregon, as well as in the State of Oregon and nation as a whole, is highly competitive. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial service providers. In addition to price competition for deposits and loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience as well as in fees and service charges. In addition, improvements in technology, communications and the Internet have intensified delivery channel competition. Certain competitors may have greater resources than the Company resulting in heightened competition for banking and financial services.

     The Company competes for customers principally through its commitment to customer service, the relative attractiveness of its products and services, and by ensuring customer convenience and functionality in accessing those products and services. The Company believes its community banking philosophy, technology investments and focus on small and medium-sized business, professional and consumer accounts, enables it to compete effectively with other financial service providers. In addition, the Company's lending officers and senior managers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To serve customers whose borrowing requirements exceed its lending limits, the Bank may participate loans to other financial institutions.

Consolidated Statistical Information

     The following tables present certain financial and statistical information with respect to the Company for the periods indicated. Most of the information is required by Guide 3, "Statistical Disclosure by Bank Holding Companies", published by the Securities and Exchange Commission. At the beginning of each table, information is presented as to the nature of data disclosed in the table.

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

Analysis of Changes in Interest Differential

     The following table shows the dollar amount of the increase (decrease) in the Company's consolidated interest income and expense, and attributes such variance to "volume" or "rate" changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

                                                                  Year ended December 31,
                                       -------------------------------------------------------------------------------
                                                   2001 over 2000                           2000 over 1999
                                       -------------------------------------     -------------------------------------
                                                         Amount of Change                          Amount of Change
                                         Total             Attributed to           Total             Attributed to
                                        Increase       ---------------------      Increase       ---------------------
                                       (Decrease)       Volume        Rate       (Decrease)       Volume        Rate
                                       ----------      -------       -------     ----------      -------       -------
Interest income:
   Interest and fees on loans .....      $ 3,388       $ 7,124       $(3,736)      $ 7,935       $ 7,481       $   454
   Taxable securities .............         (517)         (300)         (217)         (531)         (595)           64
   Non-taxable securities .........            2             1             1           (12)          (16)            4
   Federal funds sold .............          (98)          (55)          (43)           55            34            21
                                         -------       -------       -------       -------       -------       -------
      Total interest income .......        2,775         6,770        (3,995)        7,447         6,904           543
Interest expense:
   Interest on deposits:
    Interest bearing demand .......       (1,056)          647        (1,703)        1,450           649           801
    Savings .......................          (76)           33          (109)            7             7            --
    Time ..........................          378           841          (463)        1,545         1,175           370
    Other borrowings ..............         (434)          (32)         (402)          620           449           171
                                         -------       -------       -------       -------       -------       -------
      Total interest expense ......       (1,188)        1,489        (2,677)        3,622         2,280         1,342
                                         -------       -------       -------       -------       -------       -------
Net interest spread ...............      $ 3,963       $ 5,281        (1,318)      $ 3,825       $ 4,624       $  (799)
                                         =======       =======       =======       =======       =======       =======

Average Balances and Average Rates Earned and Paid

     The following table sets forth for 2001, 2000, and 1999 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. (Dollars in thousands):

                                              Year ended                        Year ended
                                           December 31, 2001                 December 31, 2000
                                    -------------------------------   -------------------------------
                                               Interest     Average              Interest     Average
                                     Average    Income/    Yield or    Average    Income/    Yield or
                                     Balance    Expense      Rates     Balance    Expense      Rates
                                    --------   --------    --------   -------- - --------    --------
Assets
Taxable securities ...............  $ 24,317    $ 1,345       5.53%   $ 29,380    $ 1,862       6.34%
Non-taxable securities (1) .......       883         38       4.30%        834         36       4.32%
Federal funds sold ...............     1,259         52       4.13%      2,273        150       6.60%
Loans (2)(3) .....................   394,432     36,863       9.35%    322,153     33,475      10.39%
                                    --------    -------               --------    -------
 Total earning assets ............   420,891     38,298       9.10%    354,640     35,523      10.02%
Reserve for loan losses ..........    (5,519)                           (4,181)
Cash and due from banks ..........    21,683                            19,954
Premises and equipment, net ......     9,087                             8,181
Other Assets .....................    15,527                            15,221
                                    --------                          --------
 Total assets ....................  $461,669                          $393,815
                                    ========                          ========
Liabilities & Stockholders' Equity
Int. bearing demand deposits .....  $162,766      4,136       2.54%   $142,012      5,192       3.66%
Savings deposits .................    18,073        247       1.37%     16,124        323       2.00%
Time deposits ....................    72,125      3,502       4.86%     55,995      3,124       5.58%
Other borrowings .................    19,655        886       4.51%     20,873      1,320       6.32%
                                    --------    -------               --------    -------
 Total interest bearing
  liabilities ....................   272,619      8,771       3.22%    235,004      9,959       4.24%
Demand deposits ..................   144,994                           124,144
Other liabilities ................     6,179                             3,215
                                    --------                          --------
Total liabilities ................   423,792                           362,363
Stockholders' equity .............    37,877                            31,452
                                    --------                          --------
 Total liabilities & equity ......  $461,669                          $393,815
                                    ========    -------               ========    -------
Net interest income ..............              $29,527                           $25,564
                                                =======                           =======
Net interest spread ..............                            5.88%                             5.78%
                                                              ====                             =====
Net interest income to earning
 assets ..........................                            7.02%                             7.21%
                                                              ====                             =====

                                               Year ended
                                           December 31, 1999
                                    ------------------------------
                                               Interest    Average
                                     Average    Income/    Yield or
                                     Balance    Expense     Rates
                                    --------   --------    -------
Assets
Taxable securities ...............  $ 38,880    $ 2,393      6.15%
Non-taxable securities (1) .......     1,209         48      3.87%
Federal funds sold ...............     1,716         95      5.54%
Loans (2)(3) .....................   249,565     25,540     10.23%
                                    --------    -------
 Total earning assets ............   291,370     28,076      9.64%
Reserve for loan losses ..........    (3,133)
Cash and due from banks ..........    22,024
Premises and equipment, net ......     7,261
Other Assets .....................    13,761
                                    --------
 Total assets ....................  $331,283
                                    ========
Liabilities & Stockholders' Equity
Int. bearing demand deposits .....  $122,519      3,742      3.05%
Savings deposits .................    15,828        316      2.00%
Time deposits ....................    33,254      1,579      4.75%
Other borrowings .................    13,160        700      5.32%
                                    --------    -------
 Total interest bearing
  liabilities ....................   184,761      6,337      3.43%
Demand deposits ..................   115,038
Other liabilities ................     3,465
                                    --------
Total liabilities ................   303,264
Stockholders' equity .............    28,019
                                    --------
 Total liabilities & equity ......  $331,283
                                    ========    -------
Net interest income ..............              $21,739
                                                =======
Net interest spread ..............                           6.21%
                                                            =====
Net interest income to earning
 assets ..........................                           7.46%
                                                            =====

----------

(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2) Loan related fees included in the above yield calculations: $1,492,724 in 2001, $1,537,675 in 2000, and $1,552,000 in 1999.

(3)  Includes mortgage loans held for sale.

Loan Portfolio Composition

     Interest earned on the loan portfolio is the primary source of income for the Company. Net loans represent 85% of total assets as of December 31, 2001. The Company makes substantially all of its loans to customers located within the Company's service area. Due to the rapid growth in population and the tourism and service nature of the economy in its primary markets, the Bank loan concentration has historically been in real estate construction and commercial real estate. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Company has no significant agricultural loans.

     The following table presents the composition of the Company's loan portfolio, at the dates indicated (dollars in thousands):

                                                              December 31,
                                    ----------------------------------------------------------------
                                      2001          2000          1999          1998          1997
                                    --------      --------      --------      --------      --------
Commercial ...................      $ 74,498      $ 56,707      $ 43,122      $ 31,280      $ 30,059
Real Estate:
   Construction/lot ..........        97,430        72,241        49,276        44,875        30,863
   Mortgage ..................        35,723        35,028        41,505        38,791        25,272
   Commercial ................       165,206       144,337       111,578        70,524        52,356
Consumer .....................        50,315        50,361        34,622        22,693        18,901
                                    --------      --------      --------      --------      --------
                                     423,172       358,674       280,103       208,163       157,451
Less:
   Reserve for loan losses ...         6,555         5,020         3,525         2,636         2,048
   Deferred loan fees ........         1,467         1,116         1,253           864           502
                                    --------      --------      --------      --------      --------
                                       8,022         6,136         4,778         3,500         2,550
                                    --------      --------      --------      --------      --------
                                    $415,150      $352,538      $275,325      $204,663      $154,901
                                    ========      ========      ========      ========      ========

     At December 31, 2001, the contractual maturities of all loans by category were as follows (dollars in thousands):

                                         Due after
                                          one, but
                            Due within   within five    Due after
    Loan Category            one year       years       five years       Total
-----------------------     ----------   -----------    ----------     --------
Commercial ............      $ 29,923      $ 37,113      $  7,462      $ 74,498
Real Estate:
   Construction/lot ...        59,865        35,004         2,561        97,430
   Mortgage ...........         8,581         8,814        18,328        35,723
   Commercial .........        14,004        28,978       122,224       165,206
Consumer ..............         9,412        23,263        17,640        50,315
                             --------      --------      --------      --------
                             $121,785      $133,172      $168,215      $423,172
                             ========      ========      ========      ========

     Variable and adjustable rate loans contractually due after one year totaled $212,940 at December 31, 2001 and loans with predetermined or fixed rates due after one year totaled $88,447 at December 31, 2001.

Lending and Credit Management

     The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The underwriting process relies principally on historical and prospective cash flow analysis augmented by collateral assessment, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures. Internal and external auditors, and bank regulatory examiners periodically sample and test certain credit files as well.

     Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. Certain specific types of risks are associated with different types of loans. Due to the nature of the Company's customer base and the growth experienced in the Company's market area, real estate is frequently a material component of collateral for the Company's loans. Risks associated with real estate loans include fluctuating land values, national, regional and local economic conditions, changes in tax policies, and a concentration of loans within the Bank's market area. The Company's real estate loan portfolio includes commercial real estate loans, as well as construction loans for residential and commercial development, as well as construction and permanent loans for owner occupied residential housing. The expected source of repayment of these loans is generally the operations of the borrower's business, or the obligor's personal income. Management believes that real estate collateral provides an additional measure of security. A majority of commercial real estate loans are made to owner-occupied users of the property which mitigates, but does not eliminate, commercial real estate risk. With respect to residential construction, the Company generally lends funds to customers that have been pre-qualified for long term financing and who are using experienced contractors acceptable to the Company.

     The following table presents information with respect to non-performing assets (dollars in thousands):

                                                                       December 31,
                                                ----------------------------------------------------------
                                                 2001         2000         1999         1998         1997
                                                ------       ------       ------       ------       ------
Loans on non-accrual status ..............      $2,430       $  621       $  582       $  172       $   43
Loans past due 90 days or more but not
 on non-accrual status ...................          56           63           40           --           45
Other real estate owned ..................          --           --           40          409            9
                                                ------       ------       ------       ------       ------
Total non-performing assets ..............      $2,486       $  684       $  662       $  581       $   97
                                                ======       ======       ======       ======       ======
Percentage of non-performing assets to
 total assets ............................         .51%         .16%         .19%         .19%         .04%

     Non-performing assets increased to .51% percent of total assets at December 31, 2001 primarily due to a single term commercial real estate credit that became non-performing in the first quarter of 2001. Management believes that the net carrying value of this credit is adequately secured.

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the year of 2001 was approximately $456,000 (including $377,000 on the above mentioned single term credit) and was insignificant for the years ended 2000 and 1999.

     At December 31, 2001, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

Reserve for Loan Losses

     The reserve for loan losses represents management's recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for loan losses based on management's assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. No assurance can be given that in any particular period loan losses could be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

Allocation of Reserve for Loan Losses

     The following table presents estimated allocation of the Reserve for Loan Losses to major loan types. As a part of the methodology employed by the Company to analyze the adequacy of the Reserve for Loan Losses, management may estimate and allocate portions of the reserve for loan losses to specific loan categories. In this process, the Company seeks to quantify, at a point in time, its estimate of the inherent credit loss exposure within each loan type, given relative and known credit quality circumstances, historical loss rates as well as the impact of current and anticipated economic and business conditions. Such an allocation process may not accurately predict future credit losses by loan type or in aggregate. The total Reserve for Loan Losses is available to absorb losses that may arise from any loan type or category.

                                                                       December 31,
                        ----------------------------------------------------------------------------------------------------------
                                2001                  2000                  1999                  1998                 1997
                        -------------------   -------------------   -------------------   -------------------  -------------------
                                 % of loans            % of loans            % of loans            % of loans          % of loans
                                  in each               in each               in each               in each              in each
                                category to           category to           category to           category to          category to
                        Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans  Amount  total loans
                        ------  -----------   ------  -----------   ------  -----------   ------  -----------  ------  -----------
Commercial .........    $1,046         18%    $  835         16%    $  793         15%    $  510         15%    $  490        20%
Real Estate:
 Construction/lot ..       917         23        837         20        759         18        589         22        405        20
 Mortgage ..........       532          8        305         10        374         15        344         18        224        15
 Commercial ........     1,238         39        986         40        675         40        458         34        340        33
Consumer ...........     2,499         12      1,608         14        899         12        589         11        454        12
Unallocated ........       323         --        449         --         25         --        146         --        135        --
                        ------     ------     ------     ------     ------     ------     ------     ------     ------    ------
                        $6,555        100%    $5,020        100%    $3,525        100%    $2,636        100%    $2,048       100%
                        ======     ======     ======     ======     ======     ======     ======     ======     ======    ======

     The following table summarizes the Company's reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

                                                     Year ended December 31,
                                     --------------------------------------------------------
                                       2001        2000        1999        1998        1997
                                     --------    --------    --------    --------    --------
Loans outstanding at end of
 period .........................    $423,172    $358,674    $280,103    $208,163    $157,451
                                     ========    ========    ========    ========    ========
Average loans outstanding
 during the period ..............    $394,432    $322,153    $249,565    $182,280    $149,698
                                     ========    ========    ========    ========    ========
Reserve balance, beginning of
 period .........................    $  5,020    $  3,525    $  2,636    $  2,048    $  1,691
Recoveries:
 Commercial .....................          91          12           9           2          16
 Real Estate:
   Construction .................          --           1          --          --          --
   Mortgage .....................          30          --           4           1           2
   Commercial ...................          --          --          --          --          --
Installment .....................         212         201         166          39          42
                                     --------    --------    --------    --------    --------
                                          333         214         179          42          60

                                                          Year ended December 31,
                                        -----------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                        -------      -------      -------      -------      -------
Loans charged off:
 Commercial ........................       (518)        (158)        (518)        (254)         (80)
 Real Estate:
   Construction ....................         --           --          (65)          --           --
   Mortgage ........................        (72)         (15)         (27)         (91)        (442)
   Commercial ......................       (145)          --           --           --           --
Consumer ...........................     (1,753)      (1,297)        (790)        (288)        (256)
                                        -------      -------      -------      -------      -------
                                         (2,488)      (1,470)      (1,399)        (633)        (778)
                                        -------      -------      -------      -------      -------
Net loans charged-off ..............     (2,155)      (1,256)      (1,221)        (591)        (718)
Provision charged to operations ....      3,690        2,751        2,110        1,179        1,075
                                        -------      -------      -------      -------      -------
Reserve balance, end of period .....    $ 6,555      $ 5,020      $ 3,525      $ 2,636      $ 2,048
                                        =======      =======      =======      =======      =======
Ratio of net loans charged-off
 to average loans outstanding ......        .55%         .39%         .49%         .32%         .48%
                                        =======      =======      =======      =======      =======
Ratio of reserve for loan losses
 to loans at end of period .........       1.55%        1.40%        1.26%        1.27%        1.30%
                                        =======      =======      =======      =======      =======

Investment Portfolio

     The following table shows the carrying value of the Company's portfolio of investments at December 31, 2001, 2000, and 1999 (dollars in thousands).

                                                                December 31,
                                                       -----------------------------
                                                         2001       2000       1999
                                                       -------    -------    -------
Mortgage-backed securities ........................    $20,934    $ 9,212    $ 9,768
U.S. Treasury securities ..........................      2,021      2,030      2,016
Government and agency securities ..................         --     10,525     15,282
Obligations of state and political subdivisions ...        942        669      1,067
Mutual fund .......................................        312         --         --
                                                       -------    -------    -------
   Total debt securities ..........................     23,897     22,436     28,133
Federal Home Loan Bank stock ......................      2,045      1,788      1,676
Equity securities .................................      1,676      1,857      2,003
                                                       -------    -------    -------
   Total investment securities ....................    $27,930    $26,081    $31,812
                                                       =======    =======    =======

     The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2001 (dollars in thousands):

                                                                      Weighted
                                                          Carrying     Average
     Type and maturity                                      Value     Yield (1)
     -----------------                                    --------    ---------
     U.S. Treasury Securities
        Due within 1 year ............................     $ 2,021       6.69%
                                                             ----
             Total U.S. Treasury Securities ..........       2,021       6.69%
     State and Political Subdivisions
        Due within 1 year ............................         150       4.10%
        Due after 1 but within 5 years ...............         259       4.30%
        Due after 5 years ............................         533       4.90%
                                                             ----
             Total State and Political Subdivisions ..         942       4.61%
     Mortgage-Backed Securities ......................      20,934       5.70%
     Mutual Fund .....................................         312       5.30%
                                                             ----
             Total Debt Securities ...................      24,209       5.70%
     Federal Home Loan Bank stock ....................       2,045       6.89%
     Equity Securities ...............................       1,676       1.97%
                                                             ----
             Total Securities ........................     $27,930       5.56%
                                                           =======       ====

----------
(1) Yields on tax-exempt securities have not been stated on a tax equivalent basis.

Deposit Liabilities and Time Deposit Maturities

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

                                                               Years ended December 31,
                                     ---------------------------------------------------------------------------
                                             2001                       2000                       1999
                                            Average                    Average                    Average
                                     ---------------------      ---------------------      ---------------------
                                                      Rate                       Rate                       Rate
Deposit Liabilities                   Amount          Paid       Amount          Paid       Amount          Paid
-------------------                  --------         ----      --------         ----      --------         ----
Demand ..........................    $144,994          N/A      $124,144          N/A      $115,038          N/A
Interest-bearing demand .........     162,766         2.54%      142,012         3.66%      122,519         3.05%
Savings .........................      18,073         1.37%       16,124         2.00%       15,828         2.00%
Time ............................      72,125         4.86%       55,995         5.58%       33,254         4.75%
                                     --------                   --------                   --------
 Total Deposits .................    $397,958                   $338,275                   $286,639
                                     ========                   ========                   ========

     As of December 31, 2001 the Company's time deposit liabilities had the following times remaining to maturity (dollars in thousands):

                                      Time deposits of           All other
                                    $100,000 or more(1)       Time deposits(2)
                                    -------------------     -------------------
     Remaining time to maturity      Amount     Percent      Amount     Percent
     --------------------------     -------     -------     -------     -------
     3 months or less .........     $22,301      65.95%     $13,798      39.28%
     Over 3 months Through
       6 months ...............       2,408       7.12        8,861      25.23
     Over 6 months Through
       12 months ..............       5,649      16.71        7,006      19.94
     Over 12 months ...........       3,457      10.22        5,461      15.55
                                    -------     ------      -------     ------
          Total ...............     $33,815     100.00%     $35,126     100.00%
                                    =======     ======      =======     ======

----------
(1) Time deposits of $100,000 or more represent 7.94% of total deposits as of December 31, 2001.

(2) All other time deposits represent 8.25% of total deposits as of December 31, 2001.

Short-Term Borrowings

     For the periods presented, short-term borrowings were primarily from FHLB with no maturities (greater than) 90 days. See "Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table sets forth certain information with respect to the Company's short-term borrowings at December 31 and during each of 2001, 2000 and 1999 (dollars in thousands):

                                                                          December 31,
                                                               ---------------------------------
Short-term borrowings                                            2001         2000         1999
---------------------                                          -------      -------      -------
FHLB short-term advances  (less than) 90 days ............     $15,000      $25,500      $13,000
FRB borrowings ...........................................         350           --           --
                                                               -------      -------      -------
  Total short-term borrowings outstanding at year-end ....     $15,350      $25,500      $13,000
Weighted average interest rate at year-end ...............        1.88%        6.71%        5.79%
Maximum amount outstanding at any month-end during the
  year ...................................................     $26,000      $35,000      $19,400
Daily average amount outstanding during the year .........     $19,655      $20,050      $11,307
Weighted average interest rate during the year ...........        4.51%        6.34%        5.34%

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

Federal Bank Holding Company Regulation

     The Company is a one-bank financial holding company within the meaning of the Bank Holding Company Act (Act), and as such, it is subject to regulation, supervision and examination by the Federal Reserve Bank (FRB). The Company has been designated a Financial Holding Company as defined in the 1999 Gramm-Leach-Bliley Act (see description below). The Company is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require.

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

USA Patriot Act

     Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks will be required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

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

     The Company became a designated "Financial Holding Company" during the second quarter of 2000. It does not expect such designation to have a material effect on its financial condition or results of operations.

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

     The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank's current CRA rating is "Satisfactory".

     The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Interstate Banking Legislation

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks, including Oregon banks, are permitted to merge across state lines and thereby create interstate branch networks.

Deposit Insurance

     As a member institution of the FDIC, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), and the Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

     The Deposit Insurance Funds Act of 1996 ("Funds Act") eliminated the statutorily imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as, the Bank' deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 cents per $100 of deposits per year. The Bank's FDIC insurance expense for 2001 was approximately $69,000.

Regulatory Dividend Restrictions

     The principal source of Bancorp's cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend shall not be greater than its unreserved retained earnings, deducting therefrom, to the extent not already charged against earnings or reflected in a reserve, the following: (1) All bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection. (2) All other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner. (3) All accrued expenses, interest and taxes of the institution.

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

Regulatory Capital

     The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 2001 the Company is considered "well capitalized" according to these regulatory capital guidelines. See footnote 17 to the Financial Statements in this report.

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

     At December 31, 2001, the Company's Tier 1, total risked-based capital and leverage ratios were 9.66%, 10.92% and 8.58%, respectively.

     The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed "undercapitalized", depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. At December 31, 2001, the Company is considered "Well-capitalized".

Effects of Government Monetary Policy

     The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

ITEM 2. PROPERTIES

     At December 31, 2001, the Company conducted banking services in twelve locations. Nine located in Central Oregon and three in the Salem area of Oregon. All offices are free standing buildings except one location, which is leased space in a supermarket. The main office and five other branch buildings are owned and are situated on leased land. The Bank owns land and building at two branch locations. The Bank leases land and building at four branch locations. In addition, the Bank leases space for its Information Systems/Operation Center, located in Bend, Oregon. All leases include multiple renewal options. The Bank owns property in the Old Mill district of Bend for a possible future branch, or combination branch/operations facility.

     The Bank's Main Office is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. Monthly rental is $5,290 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Mortgage lending, trust & investments and credit functions occupy approximately 8,400 square feet. A separate drive-up facility is also located on site. In 1999 the Bank acquired a 3,000 square foot adjacent building and land for future expansion of administrative functions for $295,000.

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

     None.

                                     PART II

Item 5. MARKET FOR CASCADE BANCORP'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Cascade Bancorp common stock trades on The NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol CACB. The primary market makers are:
RBC Dain Rauscher, Ragen MacKenzie, Inc., D.A. Davidson & Co., Hoefer & Arnett, Pacific Crest Securities, Black & Company Inc., Herzog, Heine, Geduld, Inc., and Keefe, Bruyette & Woods, Inc.

     The high and low sales prices shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The NASDAQ Stock Market for the periods indicated.

                    First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                    -------------  --------------  -------------  --------------
      2001
         High .....     $13.44         $14.58          $16.82         $16.45
         Low ......     $11.15         $11.33          $12.65         $12.97
      2000
         High .....     $10.32         $ 9.74          $11.46         $11.88
         Low ......     $ 7.08         $ 7.29          $ 8.59         $ 9.95

     The Company declared a 20% (6:5) stock split in May 2001. The Company announced the establishment of regular quarterly cash dividends in 1997. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

Dividends Declared and Paid

                  First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                  -------------  --------------  -------------  --------------
                    Per Share       Per Share      Per Share       Per Share
                    ---------       ---------      ---------       ---------
      2002 ....        $.09             N/A            N/A             N/A
      2001 ....        $.07            $.08           $.08            $.08
      2000 ....        $.06            $.07           $.07            $.07

     At March 4, 2002, the Company had 8,295,787 shares of common stock outstanding held by approximately 3,300 shareholders of record.

Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

                                                                                      Years ended December 31,
                                                                   ----------------------------------------------------------------
                                                                     2001          2000          1999          1998          1997
                                                                   --------      --------      --------      --------      --------
Balance Sheet Data (at period end)
  Investment securities ......................................      $27,930       $26,081       $31,812       $50,951       $44,400
  Loans, gross ...............................................      423,172       358,674       280,103       208,163       157,451
  Total assets ...............................................      488,753       423,293       347,904       300,774       242,611
  Total deposits .............................................      425,258       358,198       285,313       270,863       211,345
    Non-interest bearing deposits ............................      162,676       128,249       107,188       115,532        65,199
    Core Deposits (1) ........................................      356,317       294,270       246,326       240,054       189,751
  Total shareholders' equity (2) .............................       41,680        34,981        29,571        26,922        24,236
Income Statement Data
  Interest income ............................................      $38,298       $35,523       $28,076       $22,453       $18,836
  Interest expense ...........................................        8,771         9,959         6,337         5,182         4,787
  Net interest income ........................................       29,527        25,564        21,739        17,271        14,049
  Loan loss provision ........................................        3,690         2,751         2,110         1,179         1,075
  Net interest income after loan loss provision ..............       25,837        22,813        19,629        16,092        12,974
  Noninterest income .........................................        7,603         5,767         5,409         5,611         4,310
  Noninterest expense ........................................       19,087        16,578        15,027        12,446         9,379
  Income before income taxes .................................       14,353        12,002        10,011         9,257         7,905
  Provision for income taxes .................................        5,671         4,683         3,773         3,491         2,864
  Net income .................................................       $8,682        $7,319        $6,238        $5,766        $5,041
Share Data
  Basic earnings per common share (2) ........................        $1.05         $0.89         $0.76         $0.70         $0.60
  Diluted earnings per common share (2) ......................        $1.03         $0.87         $0.74         $0.68         $0.58
  Book value per common share (2) ............................        $5.03         $4.23         $3.59         $3.27         $2.93
  Cash dividends declared per common share (2) ...............        $0.31         $0.27         $0.27         $0.26         $0.23
  Ratio of dividends declared to net income ..................        30.48%        30.07%        35.19%        36.72%        37.99%
  Basic Average shares outstanding (2)(3) ....................        8,269         8,252         8,231         8,220         8,426
  Fully Diluted average shares outstanding (2)(3) ............        8,450         8,384         8,425         8,477         8,668
Key Ratios
  Return on average total shareholders' equity (2) ...........        22.92%        23.27%        22.26%        22.72%        20.73%
  Return on average total assets .............................         1.88%         1.86%         1.88%         2.18%         2.23%
  Net interest spread ........................................         5.88%         5.78%         6.21%         6.40%         6.23%
  Net interest margin ........................................         7.02%         7.21%         7.46%         7.40%         7.17%
  Total revenue (net int inc + non int inc) ..................      $37,130       $31,331       $27,148       $22,882       $18,359
  Efficiency ratio (4) .......................................        51.41%        52.91%        55.35%        54.39%        51.09%
Asset Quality Ratios
  Loan loss reserve ..........................................       $6,555        $5,020        $3,525        $2,636        $2,048
  Reserve to ending total loans ..............................         1.55%         1.40%         1.26%         1.28%         1.32%
  Non-performing assets (5) ..................................       $2,486          $684          $662          $581           $97
  Non-performing assets to total assets ......................         0.51%         0.16%         0.19%         0.19%         0.04%
  Delinquent  (greater than) 30 days to total loans ..........         0.43%         0.57%         0.44%         0.38%           --
  Net Charge off's ...........................................       $2,155        $1,256        $1,221          $592          $718
  Net loan charge-offs (annualized) ..........................         0.55%         0.39%         0.49%         0.32%         0.48%
Mortgage Activity
  Mortgage Originations ......................................     $164,436       $77,108       $97,935      $146,562       $85,447
  Total Servicing Portfolio (sold loans) .....................     $372,755      $295,699      $268,792      $233,083      $174,294
  Capitalized Mortgage Servicing Rights (MSR's) ..............       $3,603        $3,019        $2,838        $2,291           n/a
Capital Ratios
  Average shareholders' equity to average assets .............         8.20%         7.99%         8.46%         9.61%        10.77%
  Leverage ratio (6) .........................................         8.58%         8.27%         8.37%         8.99%         9.63%
  Total risk-based capital ratio (6) .........................        10.92%        10.64%        11.09%        12.47%        14.29%

See notes on following page

Notes:

(1)  Core deposits include checking, money market and savings accounts.

(2) Adjusted to reflect a two-for-one stock split in June 1997, a three-for-two stock split in June 1998, a 10% stock dividend declared in June 1999 and a 20% (6:5) stock split declared in May 2001.

(3) During 1997 the Board adopted a stock repurchase plan to buyback approximately 2.5% of common stock. In addition, the Board adopted a plan to repurchase up to an additional 2.5% of common stock during 1998.

(4) Efficiency ratio is noninterest expense divided by (net interest income + noninterest income -- non-recurring items).

(5) Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(6)  Computed in accordance with FRB and FDIC guidelines.

Selected Quarterly Financial Data

     The following table sets forth the Company's unaudited data regarding operations for each quarter of 2001 and 2000. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein (in thousands, except per share amounts):

                                                                                    2001 Quarters Ended
                                                                         -----------------------------------------
                                                                         Dec. 31    Sept. 30    June 30    Mar. 31
                                                                         --------   --------   --------   --------
Interest income ......................................................     $9,408     $9,815     $9,748     $9,327
Interest expense .....................................................      1,490      2,038      2,492      2,752
                                                                         --------   --------   --------   --------
Net interest income ..................................................      7,918      7,777      7,256      6,575
Loan loss provision ..................................................        875      1,100      1,000        715
                                                                         --------   --------   --------   --------
Net interest income after loan loss provision ........................      7,043      6,677      6,256      5,860
Noninterest income ...................................................      2,267      2,046      1,766      1,524
Noninterest expense ..................................................      5,225      4,959      4,603      4,300
                                                                         --------   --------   --------   --------
Income before income taxes ...........................................      4,085      3,764      3,419      3,084
Provision for income taxes ...........................................      1,673      1,464      1,331      1,203
                                                                         --------   --------   --------   --------
Net income ...........................................................     $2,412     $2,300     $2,088     $1,881
                                                                         ========   ========   ========   ========
Weighted average number of shares outstanding (1) ....................      8,274      8,272      8,267      8,263
Basic earnings per share (1) .........................................      $0.29      $0.28      $0.25      $0.23
Fully diluted weighted average number of shares outstanding (1) ......      8,477      8,467      8,437      8,354
Fully diluted earnings per share (1) .................................      $0.28      $0.27      $0.25      $0.23

                                                                                    2000 Quarters Ended
                                                                         -----------------------------------------
                                                                         Dec. 31    Sept. 30    June 30    Mar. 31
                                                                         --------   --------   --------   --------
Interest income ......................................................     $9,559     $9,263     $8,738     $7,963
Interest expense .....................................................      2,776      2,611      2,421      2,151
                                                                         --------   --------   --------   --------
Net interest income ..................................................      6,783      6,652      6,317      5,812
Loan loss provision ..................................................        795        720        625        611
                                                                         --------   --------   --------   --------
Net interest income after loan loss provision ........................      5,988      5,932      5,692      5,201
Noninterest income ...................................................      1,510      1,522      1,397      1,338
Noninterest expense ..................................................      4,210      4,213      4,130      4,025
                                                                         --------   --------   --------   --------
Income before income taxes ...........................................      3,288      3,241      2,959      2,514
Provision for income taxes ...........................................      1,282      1,222      1,183        996
                                                                         --------   --------   --------   --------
Net income ...........................................................     $2,006     $2,019     $1,776     $1,518
                                                                         ========   ========   ========   ========
Weighted average number of shares outstanding (1) ....................      8,256      8,256      8,254      8,243
Basic earnings per share (1) .........................................      $0.25      $0.24      $0.22      $0.18
Fully diluted weighted average number of shares outstanding (1) ......      8,401      8,378      8,375      8,372
Fully diluted earnings per share (1) .................................      $0.24      $0.24      $0.21      $0.18

----------
(1)  Adjusted to give retroactive effect to a 20% stock split declared in May
     2001.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included elsewhere in this report.

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

Highlights

     The Company's 2001 net income was $8.7 million, up 18.6% from the $7.3 million earned in 2000. Net income in 2000 represented a 17.3% increase from 1999's net income of $6.2 million. During the reported periods, progressively higher earnings have led to improved earnings per share and strong return on equity. Diluted earnings per share reached $1.03 in 2001 compared to $.87 in 2000 and $.74 in 1999, while return on equity was 22.9% in 2001 compared to 23.3% in 2000 and 22.3% in 1999. In a recent nationwide peer analysis, American Banker magazine rated Cascade Bancorp as the highest return on equity bank in the nation over the past five-years, averaging over 22% per year.

     Increased earnings in 2001 were primarily due to a $72.3 million or 22.4% increase in the average balance of the Company's loan portfolio with a resulting increase in net interest income. This growth in loans was funded by a solid increase in customer deposit balances. Revenue was further augmented by higher non-interest income arising from strong mortgage banking results as well as increased service fee income. Similarly, 2000 earnings improved due to growth in both loan volumes outstanding coupled with expanded customer deposit balances. Federal Home Loan Bank and other wholesale borrowings supported a portion of this growth.

     The Company opened a new branch banking office in South Salem, Oregon, during the third quarter of 2001, bringing total branch locations to twelve. The South Salem office is currently meeting internal projections as to financial performance. Management generally targets new branches to achieve profitability within two to three years, however there can be no assurance that future profitability will be achieved.

     Overall trends in both non-interest income and expense continue to be affected by strong growth in customer relationships and related higher account transaction volumes, as well as by results in the residential mortgage origination business. In 2001, total non-interest income increased by 31.8% or $1,836,000. This increase resulted from a $939,000 or 71.1% jump in mortgage revenue because lower interest rates sparked strong mortgage refinance and purchase activity. In addition, service charge income increased $860,000 or 32.5% in 2001. Total non-interest income for the year 2000 increased by 6.6% or $358,000 primarily due to increased service charge income and merchant/visa related income. With mortgage market rates generally higher in 2000 as compared to 1999, mortgage-banking revenues fell modestly in 2000. Non-interest expense increased 15.1% during 2001. Higher expenses resulted from the start-up costs for a third branch in Salem, Oregon, as well as personnel related expenses including variable commission and incentive pay based on the Company's strong performance. The rate of growth in non-interest expense during 2000 was 10.3%, down from a 19.8% increase in 1999. 1999 expense growth was higher due to start-up branch locations in Salem and Redmond, Oregon. The year 2000 included costs for a new branch location in Keizer, Oregon.

RESULTS OF OPERATIONS -- Years ended December 31, 2001, 2000, and 1999

Net Interest Income

     Net interest income (gross interest income net of funding costs) was $29.5 million in 2001 compared to $25.6 and $21.7 million in 2000 and 1999, respectively. In percentage terms, net interest income was up 15.5% in 2001, a similar increase to 2000 when net interest income was 17.6% higher than in 1999. The main factors affecting net interest income in 2001 were the continued strength in loan and deposit growth as well as the dramatic decline in market interest rates. Strong and consistent loan growth contributed to higher interest income in both 2001 and 2000. Because only about one--third of earning assets re-price immediately with short-term market rates, the yields on loans fell at a pace slower than market rates in general. Also in response to lower market interest rates, the Company's deposit and borrowing costs fell in-line with loan yields during the year. Thus interest expense fell to $8.8 million in 2001 compared to nearly $10 million in 2000 despite an increase in deposits of $67.1 million at year-end 2001. For these reasons, the Company's net interest margin fell only modestly in 2001 to a still strong 7.02% for the year. The net interest margin was 7.21% in 2000 and 7.46% in 1999.

     Declining rates in 2001 caused the yield on earning assets to decline to 9.10% compared to 10.02% in 2000 and 9.64% in 1999. Average rates paid on interest bearing deposits and borrowings decreased in 2001 to 3.22%, down from 4.24% in 2000 and 3.43% in 1999. When non-interest-bearing deposits are included in the calculation, the overall cost of funds for the Company was 2.21% for the year 2001 compared to 2.77% and 2.11% in 2000 and 1999, respectively.

Loan Loss Provision

     With a growing loan portfolio, the loan loss provision increased during the periods presented to maintain the Loan Loss Reserve at a level that was adequate to cover inherent losses in its loan portfolio. The Loan loss provision for 2001 was $3.7 million compared to $2.8 million in 2000 and $2.1 million in 1999. The Bank's ratio of reserve for loan losses to total loans was 1.55% at December 31, 2001 compared to 1.40% at December 31, 2000. At this date, management believes the reserve is adequate to absorb losses on identified problem loans as well as losses inherent in the existing portfolio considering historical trends, current economic conditions, obligor characteristics, loan type and concentration risks. Estimates of the adequacy of the reserve are subject to change arising from various factors, including changing conditions, trends, and factors discussed above.

Non-interest Income

     Non-interest income increased 31.8% to $7.6 million in 2001 compared to 2000. The increase was mainly due to higher service charges on deposit accounts and increased mortgage related revenue due to strong refinance and purchase activity in single family residential mortgage business. Service charge increases were a function of growing relationship and transaction volumes as well as improvements in pricing and processing of overdraft transactions.

     With mortgage market rates at attractive levels for much of 2001, strong home purchase and refinance activity improved the Company's mortgage banking results. 2001 residential mortgage origination volumes totaled $164 million, compared to $77 million in 2000, and $98 million in 1999. 2001 net mortgage revenues increased to $2.2 million from $1.3 million the prior year. The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Therefore there can be no assurance as to the future amounts of revenue that will be received in origination fees and gains on sales of residential mortgage loans.

     The Company generally sells the residential mortgage loans it originates to FannieMae, a US Government sponsored enterprise. The Company services such loans for FannieMae and is paid approximately .25% per annum on the outstanding balance for providing this service. Mortgages serviced for FannieMae totaled $373 million at December 31, 2001 and $296 million at December 31, 2000, upon which it had recorded related Mortgage Servicing Rights (MSR) of $3.6 million and $3.0 million, respectively. The Company capitalizes the estimated market value of MSR into income upon origination and sale of each mortgage loan. The Company amortizes MSR in proportion to the servicing income it receives from FannieMae over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSR balance that is specifically associated with a serviced loan that is refinanced or paid-off. With declining interest rates and a record volume of refinancing activity in 2001, the amortization of MSR exceeded loan-servicing fees by $555,000. In contrast, in the higher mortgage rate climate during 2000 and 1999, loan servicing fees exceeded the amortization of MSR by approximately $139,000 and $34,000, respectively.

     MSR is also subject to impairment in the event the market value of MSR falls below the capitalized amount. In such an event, an MSR impairment charge would be made against income in that period and a valuation allowance would be established to reflect the adjustment. The Company has engaged a qualified third party to estimate the market value of MSR on a recurring basis. In its accounting for MSR, management believes it applies conservative assumptions for capitalization levels, MSR amortization amounts and expected lives of serviced loans. However, because of possible unusual volatility in the market price of MSR, there can be no assurance that risk management and conservative accounting practices will result in the avoidance of possible impairment charges in future periods. At year-end 2001, capitalized mortgage servicing rights totaled approximately $3.6 million or 1.06% of related serviced loans, and the average interest rate on serviced mortgages was approximately 6.92%. A year earlier, capitalized MSR was $3.0 million or 1.19% of related serviced loans. At that time, the serviced portfolio average interest rate was approximately 7.06%. MSR was $2.8 million at year-end 1999.

Non-interest Expense

     Total non-interest expense for 2001 was $19.1 million, an increase of $2.5 million or 15.1% from 2000. This compares to an increase of $1.6 million or 10.3% in 2000 over 1999. In the years presented, non-interest expense increased in tandem with the growth of the business. Higher expenses funded new branch locations, equipment, communication and information systems, marketing, postage, donations, legal and professional services and as well as higher personnel costs. Despite increased expenses, the efficiency ratio of the Company improved over the periods, as the higher costs were leveraged against increased revenues generated from the strong growth of the Company. Compensation expenses increased with higher base salaries as well as variable commission and incentive pay tied to specific volume, profitability and performance goals.

Income Taxes

     The provision for income taxes increased during the periods presented primarily as a result of higher pre-tax income.

Financial Condition

     The Company continued to experience strong growth in 2001 despite a national and state economic slowdown. This growth was achieved through a continued increase in market share in its main Central Oregon service area, along with growth in its newer branches in Salem, Oregon. Total assets increased 15.5% to $488.8 million at December 31, 2001 compared to $423.3 million at December 31, 2000. Growth in total assets was primarily funded by a $67.1 million increase in deposits. The Company increased its share of deposits in its main Deschutes County market to 32% from 30% a year earlier. Due to the growth in deposits, the Company was able to reduce its overall borrowings by $10.2 million at year-end 2001.

     The Company is a market share leader in lending within its service area, and saw its loan portfolio grow 18.0% to $423.2 million at year-end 2001. This is an increase of $64.5 million from a year earlier. Approximately one-third of this growth was generated in the Salem market. Loan growth was concentrated in the construction portfolio, up 34.9% or $25.2 million, and in commercial real estate up 14.5% or $20.9 million. These increases are consistent with the nature of economic growth in the markets served by the Company.

     Total deposits at year end 2001 were $425.3 million, an increase of $67.1 million or 18.7% compared to year-end 2000. Deposits averaged $398.0 million for the full year 2001, up 17.7% or $59.8 million from the prior year average. A key competitive advantage of the Company is in its expanding and retaining relationships with its loyal customers. This advantage is evidenced in part by the Company's relatively high proportion of non-interest bearing (checking account) deposits, which have grown to approximately 38% of total deposits over the past two years. In 2001, non-interest-bearing demand was up $34.4 million or 26.8%, interest bearing demand (including money market deposits) up $26.1 million or 17.5%, and time deposits up $5.0 million or 7.8%.

     The Company had no derivative financial instruments as of December 31, 2001 and 2000.

Capital Resources

     The Company's total stockholders' equity at December 31, 2001 was $41.7 million, an increase of $6.7 million from December 31, 2000. 2001 equity was increased by earnings of $8.7 million for the year less cash dividends paid to shareholders of $2.6 million. At year-end 2001, net unrealized gains/(losses) on investment securities available-for-sale increased to $.1 million from an unrealized loss of $.4 a year earlier.

Liquidity

     It is the Company's liquidity goal to have sufficient available funds to meet depositor withdrawals as well as to fund borrowing needs of its loan customers. The Bank's stable deposit base is the foundation of its long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank's ability to borrow funds from a variety of reliable counter-parties. The Bank utilizes its available-for-sale investment securities and certain loan portfolio types to provide collateral to support its borrowing needs.

     At December 31, 2001 the Bank maintained unsecured lines of credit totaling $20.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $73.1 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $13.4 million short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. At December 31, 2001 the Bank had outstanding short-term borrowings totaling $15.4 million, with aggregate remaining available borrowings of $91.1 million, given sufficient collateral availability.

     At December 31, 2001 the Bank had approximately $139 million in outstanding commitments to extend credit. Historically a significant portion of the commitments will expire or terminate without funding. In addition, approximately one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

Inflation

     The general rate of inflation over the past two years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company's financial position and earnings to be material

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset and Liability Management

     It is the Company's Asset and Liability management policy to manage interest rate risk to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company's methodology for analyzing interest rate risk includes simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management's opinion that simulation is the more effective tool for asset and liability management. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to mitigate its risk profile. In addition, the Company may acquire investment securities, term borrowing structures, interest rate swaps or other hedging instruments with re-pricing characteristics that tend to moderate interest rate risk. There are no structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and uncertainties described above there can be no assurance of the effectiveness of management programs to achieve its risk management objectives.

     The Company's profitability, like most financial institutions, depends to a large extent upon its net interest income, which is the difference between the interest earned on assets (loans and investments), versus the interest expense paid on its liabilities (deposits and borrowings). The Company's loan portfolio rate profile is approximately 32% variable rate loans, 37% loans with adjustable rates between 3 and 5 years, and 31% fixed rate loans. Most of these loans are subject to prepayment risk. The deposit and funding profile is approximately 1/3 non interest bearing, 40% money market deposits (which re-price with market rates with a lag) while time and savings deposits represent about 20%. Any borrowed funds tend to move directly with market rates. Maturity and re-pricing differences between assets and liabilities create an interest rate risk profile whereby the Company would tend to generate flat to modestly higher earnings should market interest rates gradually rise and lower earnings should interest rates fall.

     To assess and estimate the degree of interest rate risk in the Company, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios include a "Stable" or unchanged scenario and an "Estimated" or most likely scenario given current and forecast economic conditions. In addition, scenarios titled "Rising Rate" and "Declining Rate" are established to stress test the impact of more dramatic rates movements that are perceived as less likely, but may still possibly occur. Next, net interest income and earnings are simulated in each scenario. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates used in the model for "Estimated" (most likely), "Rising" and "Declining" interest rate scenarios. These market rates shown are reached gradually over the 2-year simulation horizon.

                                    Stable Rate
                                      Scenario
                                   (Actual Market     Estimated Rate     Declining Rate       Rising Rate
                                      Rates at          Scenario at        Scenario at        Scenario at
                                   December 2001)      December 2003      December 2003      December 2003
                                   --------------      -------------      -------------      -------------
Federal Funds Rate ............         1.75%               3.75%              0.50%              7.75%
Prime Rate ....................         4.75%               7.00%              3.50%             10.25%
Treasury Yield Curve Spread
  30-year to 3 month ..........        3.75% &        3.75% flattening   3.75% flattening   3.75% flattening
                                   Unchanged Over          to 2.00%           to 2.35%            to .50%
                                   Horizon Period

     The following table presents percentage change in simulated future earnings under the above-described scenarios as compared to earnings under the "Stable" or unchanged rate scenario calculated as of December 2001.

                                       First twelve Month     Second twelve Month    Difference at 24th month
 Stable Rate Scenario Compared to      Average Difference      Average Difference       of Horizon Period
 --------------------------------      ------------------     -------------------    ------------------------
Estimated Rate Scenario ..........             0.0%                   (.22%)                   (1.29%)
Rising Rate Scenario .............            (.80%)                  2.16%                     2.96%
Declining Rate Scenario ..........           (2.00%)                 (7.49%)                  (11.09%)

     Management's assessment of interest rate risk and scenario analysis must be taken in the context of market interest rates and overall economic conditions. 2001 saw a dramatic decline in market interest rates, as the Federal Reserve engineered an easing of credit in the face of an economic recession. At year-end 2001, the national Fed Funds and Prime borrowing rates were 1.75% and 4.75%, respectively. In this environment, the Company maintained its net interest margin because, as yields on its loan portfolio fell with market rates, it was able to lower rates paid on deposits and borrowings at about the same pace. The interest rate market currently prices in an expectation that future market rates are likely to be biased upward. Given the present unusually low rate environment, a reasonably likely scenario for the Company would be a period of rising rates coupled with a flattening of the yield curve. In both the "estimated" and "rising" rate scenarios depicted above, short-term funding and deposit costs rise, while term loan spreads compress. For example, in the "rising rate" scenario it is assumed that the Treasury yield curve flattens (3 month to thirty-year yield spread difference), falling from 3.75% at the beginning of the horizon period to approximately .50% in the twenty-fourth month of the simulation. In this scenario the model shows an adverse volatility of 2.16% to 2.96% compared to the outcome should rates remain stable. Because of the current low rate climate, a less likely outcome is the "declining rate" scenario. This scenario shows the highest adverse volatility, because loan rates would presumably fall faster than Company's overall cost of funds as deposit and funding rates compress against near zero levels. In management's judgement, the interest rate risk profile of the Company is relatively well controlled at this date.

     The above results are only indicative of the Company's possible range of interest rate risk exposure under various scenarios. The results do not encompass all possible paths of future market rates, in terms of absolute change or rate of change, or changes in the shape of the yield curve. Nor does the simulation anticipate changes in credit conditions that could affect results. The results do not include possible changes in volumes, pricing or portfolio management tactics that may enable management to moderate the effect of such interest rate changes.

     Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: 1) no presumption of changes in asset and liability strategies in response to changing circumstances; 2) model assumptions may differ from actual outcomes; 3) uncertainties as to customer behavior in response to changing circumstance; 4) unexpected absolute and relative loan and deposit volume changes; 5) unexpected absolute and relative loan and deposit pricing levels; 6) unexpected behavior by competitors; 7) other unanticipated credit conditions or other events impacting volatility in market conditions and interest rates.

     At year-end 2001, the Company's one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for re-pricing within one-year exceeded rate sensitive assets by approximately $17.3 million compared to $54.4 million at year-end 2000.

Interest Rate Gap Table

     Set forth below is a table showing the interest rate sensitivity Gap of the Company's assets and liabilities over various re-pricing periods and maturities, as of December 31, 2001. Maturities are based on contractual terms and repricing amounts are based on actual historical experiences (dollars in thousands):

                                                                After         After
                                                               90 days       one year
                                                   Within       within        within       After
                                                   90 days     one Year     five years   five years       Total
                                                  --------     --------     ----------   ----------      --------
INTEREST EARNING ASSETS:
  Investments & fed funds sold ...............    $  2,021     $    150      $ 25,226     $     533      $ 27,930
  Loans ......................................     150,411       34,557       192,156        46,048       423,172
                                                  --------     --------      --------     ---------      --------
    Total interest earning assets ............    $152,432     $ 34,707      $217,382     $  46,581      $451,102
                                                  ========     ========      ========     =========      ========
INTEREST BEARING LIABILITIES:
  Interest-bearing demand deposits ...........    $ 63,999     $ 65,090      $ 10,394     $  35,905      $175,388
  Savings deposits ...........................          --           --         6,776        11,477        18,253
  Time deposits ..............................      36,099       23,924         8,919            --        68,942
                                                  --------     --------      --------     ---------      --------
    Total interest bearing deposits ..........     100,098       89,014        26,089        47,382       262,583
  Other borrowings ...........................      15,350           --            --            --        15,530
                                                  --------     --------      --------     ---------      --------
    Total interest bearing liabilities .......    $115,448     $ 89,014      $ 26,089     $  47,382      $277,933
                                                  ========     ========      ========     =========      ========
Interest rate sensitivity gap ................    $ 36,984     $(54,307)     $191,293     $    (801)     $173,169
Cumulative interest rate sensitivity gap .....    $ 36,984     $(17,323)     $173,970     $ 173,169      $173,169
                                                  ========     ========      ========     =========      ========
Interest rate gap as a percentage of total
  interest earning assets ....................        8.20%    (12,04%)         42.41%        (0.18%)       38.39%
Cumulative interest rate gap as a
  Percentage of total earning assets .........        8.20%       (3.84%)       38.57%        38.39%        38.39%
                                                  ========     ========      ========     =========      ========

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For financial statements, see Index to Consolidated Financial Statements on page 29.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Part III is incorporated by reference from the Company's definitive proxy statement issued in conjunction with the Company's Annual Meeting of Shareholders to be held April 22, 2002.

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

     (b)       Reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

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

CASCADE BANCORP                        CASCADE BANCORP


/s/ Patricia L. Moss                   /s/ Gregory D. Newton
---------------------------------      ----------------------------------------
Patricia L. Moss                       Gregory D. Newton
President/Chief Executive Officer      Executive Vice President/Chief Financial
Date: March 4, 2002                    Officer
                                       Date: March 4, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                            Title                     Date
         ----                            -----                     ----


/s/ Jerry E. Andres           Director                         March 6, 2002
--------------------
 Jerry E. Andres


/s/ Gary L. Capps             Director/Chairman                March 5, 2002
--------------------
  Gary L. Capps


/s/ Gary L. Hoffman           Director/Vice Chairman           March 7, 2002
--------------------
 Gary L. Hoffman


/s/ Patricia L. Moss          Director/President/CEO           March 4, 2002
--------------------
 Patricia L. Moss


/s/ Ryan R. Patrick           Director                         March 5, 2002
--------------------
  Ryan R. Patrick


/s/ James E. Petersen         Director/Assistant Secretary     March 8, 2002
--------------------
 James E. Petersen


/s/ L. A. Swarens             Director                         March 5, 2002
--------------------
  L.A. Swarens

                                 CASCADE BANCORP
                   Index to Consolidated Financial Statements
                                  (Item 14(a))

                                                                        Page
                                                                        ----

Report of Independent Auditors .......................................   30
Consolidated Balance Sheets at December 31, 2001 and 2000 ............   31
For the Years Ended December 31, 2001, 2000 and 1999:
  Consolidated Statements of Income ..................................   32
  Consolidated Statements of Changes in Stockholders' Equity .........   33
  Consolidated Statements of Cash Flows ..............................   36
Notes to Consolidated Financial Statements ...........................   37

                    REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
                              INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Symonds, Evans & Company, P.C.

Portland, Oregon
January 11, 2002

                        CASCADE BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                            2001               2000
                                                                       -------------      -------------
                                                 ASSETS
Cash and cash equivalents:
 Cash and due from banks ..........................................    $  21,439,301      $  20,999,520
 Federal funds sold ...............................................               --            775,000
                                                                       -------------      -------------
    Total cash and cash equivalents ...............................       21,439,301         21,774,520
Investment securities available-for-sale ..........................       24,942,532         23,623,499
Investment securities held-to-maturity, estimated fair value of
 $3,017,519 ($2,455,478 in 2000)...................................        2,987,454          2,457,236
Loans, net ........................................................      415,149,887        352,538,370
Premises and equipment, net .......................................        9,289,825          8,665,939
Accrued interest and other assets .................................       14,944,113         14,233,784
                                                                       -------------      -------------
    Total assets ..................................................    $ 488,753,112      $ 423,293,348
                                                                       =============      =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
   Demand .........................................................    $ 162,675,615      $ 128,249,678
   Interest bearing demand ........................................      175,388,609        149,327,912
   Savings ........................................................       18,252,631         16,692,324
   Time ...........................................................       68,940,774         63,927,847
                                                                       -------------      -------------
    Total deposits ................................................      425,257,629        358,197,761
 Short-term borrowings ............................................       15,350,000         25,500,000
 Accrued interest and other liabilities ...........................        6,465,413          4,614,134
                                                                       -------------      -------------
    Total liabilities .............................................      447,073,042        388,311,895
Stockholders' equity:
 Common stock, no par value; 10,000,000 shares authorized;
   8,274,327 shares issued and outstanding (6,879,884 in 2000).....       17,859,283         17,768,806
 Retained earnings ................................................       23,701,571         17,583,393
 Accumulated other comprehensive income (loss) ....................          119,216           (370,746)
                                                                       -------------      -------------
    Total stockholders' equity ....................................       41,680,070         34,981,453
                                                                       -------------      -------------
    Total liabilities and stockholders' equity ....................    $ 488,753,112      $ 423,293,348
                                                                       =============      =============

                             See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001              2000              1999
                                                           ------------      ------------      ------------
Interest and dividend income:
 Interest and fees on loans ...........................    $ 36,863,554      $ 33,475,140      $ 25,540,073
 Taxable interest on investment securities ............       1,213,818         1,750,855         2,246,594
 Nontaxable interest on investment securities .........          38,587            35,853            47,718
 Interest on federal funds sold .......................          51,645           149,551            94,577
 Dividends on Federal Home Loan Bank
   stock ..............................................         130,753           111,700           147,200
                                                           ------------      ------------      ------------
    Total interest and dividend income ................      38,298,357        35,523,099        28,076,162
Interest expense:
Deposits:
 Interest bearing demand ..............................       4,135,846         5,192,145         3,742,079
 Savings ..............................................         247,686           322,606           315,848
 Time .................................................       3,502,272         3,124,446         1,579,061
 Federal Home Loan Bank borrowings ....................         867,613         1,273,274           603,529
 Federal funds purchased ..............................          18,153            46,393            96,432
                                                           ------------      ------------      ------------
    Total interest expense ............................       8,771,570         9,958,864         6,336,949
                                                           ------------      ------------      ------------
Net interest income ...................................      29,526,787        25,564,235        21,739,213
Loan loss provision ...................................       3,690,000         2,751,000         2,110,138
                                                           ------------      ------------      ------------
Net interest income after loan loss provision .........      25,836,787        22,813,235        19,629,075
Noninterest income:
 Service charges on deposit accounts ..................       3,501,452         2,641,647         2,354,816
 Mortgage loan origination and processing
   fees ...............................................       2,264,747           993,298         1,269,191
 Gains on sales of mortgage loans, net ................         542,063           181,194           272,183
 Mortgage loan servicing fees (amortization of
   mortgage servicing rights), net ....................        (555,089)          138,648            33,745
 Losses on sales of investment securities
   available-for-sale, net ............................         (12,554)           (4,375)          (10,619)
 Merchant bankcard fees, net ..........................         403,641           451,192           300,502
 VISA interchange .....................................         418,717           361,446           276,095
 Other ................................................       1,039,583         1,003,563           912,618
                                                           ------------      ------------      ------------
    Total noninterest income ..........................       7,602,560         5,766,613         5,408,531
Noninterest expenses:
 Salaries and employee benefits .......................      11,190,550         9,646,300         8,560,000
 Equipment ............................................         803,932           903,393         1,044,435
 Occupancy ............................................       1,337,252         1,175,058         1,000,747
 Supplies .............................................         494,792           507,331           527,004
 Third-party account services .........................         519,860           611,373           488,281
 Communications .......................................         563,650           449,851           438,371
 Advertising ..........................................         315,031           239,210           212,225
 Other ................................................       3,861,825         3,045,373         2,755,582
                                                           ------------      ------------      ------------
    Total noninterest expenses ........................      19,086,892        16,577,889        15,026,645
                                                           ------------      ------------      ------------
Income before income taxes ............................      14,352,455        12,001,959        10,010,961
Provision for income taxes ............................       5,670,700         4,683,200         3,772,500
                                                           ------------      ------------      ------------
Net income ............................................    $  8,681,755      $  7,318,759      $  6,238,461
                                                           ============      ============      ============
Basic earnings per common share .......................    $       1.05      $        .89      $        .76
                                                           ============      ============      ============
Diluted earnings per common share .....................    $       1.03      $        .87      $        .74
                                                           ============      ============      ============

                             See accompanying notes.

                       CASCADE BANCORP AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                         Accumulated
                                                   Number                                                   other          Total
                                                     of      Comprehensive     Common       Retained    comprehensive  stockholders'
                                                   shares    income (loss)     stock        earnings    income (loss)     equity
                                                 ----------  -------------  ------------  ------------  -------------  ------------
Balances at December 31, 1998 ..................  6,226,082                 $  9,545,545  $ 17,218,415    $ 157,722    $ 26,921,682
Comprehensive income:
 Net income ....................................         --   $6,238,461              --     6,238,461           --       6,238,461
 Other comprehensive loss --
  unrealized losses on investment securities
  available-for-sale of approximately
  $787,000 (net of income taxes of
  approximately $480,000), net of
  reclassification adjustment for net losses
  on sales of investment securities
  available-for-sale included in net income
  of approximately $7,000 (net of income
  taxes of approximately $4,000) ...............         --     (780,143)             --            --     (780,143)       (780,143)
                                                              ----------
Comprehensive income ...........................         --   $5,458,318              --            --           --              --
                                                              ==========
Cash dividends paid (aggregating $.27 per
 share) ........................................         --                           --    (2,220,508)          --      (2,220,508)
10% stock dividend .............................    622,608                    8,771,013    (8,771,013)          --              --
Stock options exercised ........................     75,534                      317,738            --           --         317,738
Repurchases of common stock ....................    (61,990)                    (905,732)           --           --        (905,732)
                                                 ----------                 ------------  ------------    ---------    ------------
Balances at December 31, 1999 ..................  6,862,234                   17,728,564    12,465,355     (622,421)     29,571,498

Comprehensive income:
 Net income ....................................         --   $7,318,759    $         --  $  7,318,759    $      --    $  7,318,759
Other comprehensive income --
 unrealized gains on investment securities
 available-for-sale of approximately $249,000
 (net of income taxes of approximately
 $152,000), net of reclassification adjustment
 for net losses on sales of investment
 securities available-for-sale included in net
 income of approximately $3,000 (net of
 income taxes of approximately $2,000) .........         --      251,675              --            --      251,675         251,675
                                                              ----------
Comprehensive income ...........................         --   $7,570,434              --            --           --              --
                                                              ==========
Cash dividends paid (aggregating $.27 per
 share) ........................................         --                           --    (2,200,721)          --      (2,200,721)
Stock options exercised ........................     17,650                       40,242            --           --          40,242
                                                 ----------                 ------------  ------------    ---------    ------------
Balances at December 31, 2000 ..................  6,879,884                   17,768,806    17,583,393     (370,746)     34,981,453


                            See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                         Accumulated
                                                   Number                                                   other         Total
                                                     of     Comprehensive     Common        Retained    comprehensive  stockholders'
                                                   shares       income         stock        earnings        income        equity
                                                 ---------  -------------  -------------  ------------  -------------  ------------
Comprehensive income:
 Net income ....................................        --    $8,681,755   $          --  $  8,681,755    $       --   $  8,681,755
Other comprehensive income --
 unrealized gains on investment securities
 available-for-sale of approximately $482,000
 (net of income taxes of approximately
 $296,000), net of reclassification adjustment
 for net losses on sales of investment
 securities available-for-sale included in net
 income of approximately $8,000 (net of
 income taxes of approximately $5,000) .........        --       489,962              --            --       489,962        489,962
                                                              ----------
Comprehensive income ...........................        --    $9,171,717              --            --            --             --
                                                              ==========
Cash dividends paid (aggregating $.31 per
 share) ........................................        --                            --    (2,563,577)           --     (2,563,577)
20% stock split ................................ 1,378,231                            --            --            --             --
Stock options exercised ........................    16,212                        90,477            --            --         90,477
                                                 ---------                 -------------  ------------    ----------   ------------
Balances at December 31, 2001 .................. 8,274,327                 $  17,859,283  $ 23,701,571    $  119,216   $ 41,680,070
                                                 =========                 =============  ============    ==========   ============

                            See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001            2000            1999
                                                    -------------    ------------    ------------
Cash flows from operating activities:
 Net income .....................................   $   8,681,755    $  7,318,759    $  6,238,461
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization ...............       2,342,132       1,506,351       1,624,955
    Loan loss provision .........................       3,690,000       2,751,000       2,110,138
    Credit for deferred income taxes ............         (77,000)       (103,000)        (57,000)
    Discounts on sales of mortgage loans,
      net .......................................       1,425,448         565,059         881,988
    Losses on sales of investment securities
      available-for-sale ........................          12,554           4,375          10,619
    Dividends on Federal Home Loan Bank
      stock .....................................        (130,753)       (111,700)       (147,200)
    Deferred benefit plan expenses ..............         503,000         420,000         418,000
    Increase in accrued interest and other
      assets ....................................      (2,415,174)     (1,294,233)     (1,632,233)
    Increase (decrease) in accrued interest
      and other liabilities .....................       1,348,279       1,274,150        (355,019)
    Originations of mortgage loans ..............    (164,436,349)    (77,207,960)    (97,715,204)
    Proceeds from sales of mortgage loans .......     157,173,266      73,238,112      94,927,939
                                                    -------------    ------------    ------------
    Net cash provided by operating activities ...       8,117,158       8,360,913       6,305,444
Cash flows from investing activities:
 Purchases of investment securities
   available-for-sale ...........................     (17,349,909)       (526,638)     (2,079,833)
 Proceeds from maturities and calls of
   investment securities available-for-sale .....      15,117,027       4,378,291      15,131,540
 Proceeds from sales of investment securities
   available-for-sale ...........................       1,022,446       1,995,625       4,624,315
 Proceeds from maturities and calls of
   investment securities held-to-maturity .......         396,618         397,259         342,895
 Other loan originations, net ...................     (60,463,882)    (76,559,350)    (70,867,188)
 Purchases of premises and equipment, net .......      (1,435,948)     (1,734,486)     (2,892,107)
 Purchases of life insurance contracts ..........        (226,900)       (138,000)       (103,000)
 Surrender of life insurance contracts ..........          51,403          55,628          70,942
                                                    -------------    ------------    ------------
    Net cash used in investing activities .......     (62,889,145)    (72,131,671)    (55,772,436)
Cash flows from financing activities:
 Net increase in deposits .......................      67,059,868      72,885,220      14,449,810
 Net increase (decrease) in short-term
   borrowings ...................................     (10,150,000)     (4,600,000)     30,100,000
 Cash dividends paid ............................      (2,563,577)     (2,200,721)     (2,220,508)
 Stock options exercised ........................          90,477          40,242         317,738
 Repurchases of common stock ....................              --              --        (905,732)
                                                    -------------    ------------    ------------
    Net cash provided by financing activities ...      54,436,768      66,124,741      41,741,308
                                                    -------------    ------------    ------------
Net increase (decrease) in cash and cash
 equivalents ....................................        (335,219)      2,353,983      (7,725,684)
Cash and cash equivalents at beginning of the
 year ...........................................      21,774,520      19,420,537      27,146,221
                                                    -------------    ------------    ------------
Cash and cash equivalents at end of the year ....   $  21,439,301    $ 21,774,520    $ 19,420,537
                                                    =============    ============    ============

                             See accompanying notes.

                        CASCADE BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. Description of business and summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly owned subsidiaries, Bank of the Cascades (the Bank) and Cascade Bancorp Financial Services, Inc. (presently inactive) (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities as of December 31, 2001 or 2000.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes.

Gains or losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method generally over the period to maturity.

                        CASCADE BANCORP AND SUBSIDIARIES

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities as of December 31, 2001 and 2000 are temporary.

Federal Home Loan Bank stock

The Bank's investment in Federal Home Loan Bank (FHLB) stock is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2001, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of FHLB.

Loans

Loans are stated at the amount of unpaid principal, reduced by the reserve for loan losses and deferred loan fees. The reserve for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The reserve is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guaranties; current economic conditions; and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the loan's underlying collateral or related guaranty. Since a significant portion of the Bank's loans are collateralized by real estate, the Bank primarily measures impairment based on the fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank's impaired loans at December 31, 2001 and 2000 were on nonaccrual status.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized as an adjustment of the yield of the related loan.

Interest income on all loans is accrued as earned on the simple interest method.

                        CASCADE BANCORP AND SUBSIDIARIES

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve based on their judgment of the information available to them at the time of their examinations.

Mortgage loans

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2001 and 2000, mortgage loans held for sale were carried at cost, which approximated estimated market value.

At December 31, 2001, 2000 and 1999, the Bank held servicing rights to approximately $372,755,000, $295,699,000 and $268,792,000, respectively, in mortgage loans which have been sold into the secondary market. Such mortgage loans are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. However, as of December 31, 2001 and 2000, management is not aware of any mortgage loans which will have to be repurchased.

During the years ended December 31, 2001, 2000 and 1999, the Bank capitalized approximately $1,968,000, $746,000 and $1,154,000, respectively, in mortgage servicing rights (MSRs). The capitalized MSRs are being amortized in proportion to, and over the period of, estimated net servicing income. During the years ended December 31, 2001, 2000 and 1999, the amortization of the capitalized MSRs totaled approximately $1,384,000, $565,000 and $607,000, respectively. The net amount of capitalized MSRs at December 31, 2001 and 2000 (approximately $3,603,000 and $3,019,000, respectively) is included in accrued interest and other assets in the accompanying consolidated balance sheets.

The fair value (which approximates the carrying amount) of the capitalized MSRs at December 31, 2001 and 2000 was determined based on comparisons to current market transactions involving MSRs with similar portfolio characteristics and estimates of the net present value of expected future cash flows. Such estimates of fair value are affected by point-in-time market assumptions relative to interest rates, increasing or decreasing mortgage prepayment speeds, the seasoning of the portfolio, discount rates, as well as portfolio coupon rates, interest rate types (i.e., fixed or variable) and product maturities. Accounting principles generally accepted in the United States require that, in the event the estimated fair value of MSRs falls below the Company's carrying value, the Company would record an impairment loss. To mitigate this risk, management amortizes the MSRs over their expected life, and fully amortizes MSRs that are specifically associated with any serviced mortgage loans that are paid off. The Company does not employ specific hedges to mitigate fair value changes that may occur due to market fluctuations. Therefore, there can be no assurance regarding the possible impairment of MSRs in future periods.

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

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expenses. Other real estate was insignificant at December 31, 2001 and 2000.

                        CASCADE BANCORP AND SUBSIDIARIES

Stockholders' equity

Basic and diluted earnings per common share (see Note 11), cash dividends per share and the stock option plan information (see Note 14) have been adjusted to give retroactive effect to stock dividends and splits.

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

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management does not expect that the adoption of SFAS No. 142 will have a material effect on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of SFAS No. 143 will have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

2. Cash and due from banks

The Bank is required to maintain an average reserve balance (approximately $3,431,000 and $3,097,000 at December 31, 2001 and 2000, respectively) with the Federal Reserve Bank (FRB) or maintain such reserve balance in the form of cash. This requirement was met by holding cash and maintaining an average reserve balance with the FRB in excess of this amount.

                        CASCADE BANCORP AND SUBSIDIARIES

3. Investment securities

Investment securities at December 31, 2001 and 2000 consisted of the following:

                                                                         Gross          Gross        Estimated
                                                      Amortized       unrealized     unrealized        fair
2001                                                    cost             gains         losses          value
----                                                 -----------      ----------     ----------     -----------
Available-for-sale
Mortgage-backed securities                           $20,934,965       $209,936       $211,070      $20,933,831
U.S. Treasury securities                               1,999,753         21,647             --        2,021,400
Equity securities                                      1,502,843        184,380         11,487        1,675,736
Mutual fund                                              312,262             --            697          311,565
                                                     -----------       --------       --------      -----------
                                                     $24,749,823       $415,963       $223,254      $24,942,532
                                                     ===========       ========       ========      ===========
Held-to-maturity
Obligations of state and political subdivisions      $   942,354       $ 30,121       $     56      $   972,419
FHLB stock                                             2,045,100             --             --        2,045,100
                                                     -----------       --------       --------      -----------
                                                     $ 2,987,454       $ 30,121       $     56      $ 3,017,519
                                                     ===========       ========       ========      ===========

2000
----
Available-for-sale
U.S. Government and agency securities                $10,527,299       $  5,814       $  8,725      $10,524,388
Mortgage-backed securities                             9,167,586        126,810         82,138        9,212,258
U.S. Treasury securities                               1,998,749         31,251             --        2,030,000
Equity securities                                      2,527,843             --        670,990        1,856,853
                                                     -----------       --------       --------      -----------
                                                     $24,221,477       $163,875       $761,853      $23,623,499
                                                     ===========       ========       ========      ===========
Held-to-maturity
Obligations of state and political subdivisions      $   669,436       $  1,418       $  3,176      $   667,678
FHLB stock                                             1,787,800             --             --        1,787,800
                                                     -----------       --------       --------      -----------
                                                     $ 2,457,236       $  1,418       $  3,176      $ 2,455,478
                                                     ===========       ========       ========      ===========

The amortized cost and estimated fair value of investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated
                                                    Amortized          fair
                                                       cost           value
                                                   -----------     -----------
Available-for-sale
Due in one year or less ........................   $ 1,999,753     $ 2,021,400
Mortgage-backed securities .....................    20,934,965      20,933,831
Equity securities ..............................     1,502,843       1,675,736
Mutual fund ....................................       312,262         311,565
                                                   -----------     -----------
                                                   $24,749,823     $24,942,532
                                                   ===========     ===========

                        CASCADE BANCORP AND SUBSIDIARIES

                                                                    Estimated
                                                    Amortized         fair
                                                       cost           value
                                                    ----------     ----------
Held-to-maturity
Due in one year or less ........................    $  149,934     $  150,641
Due after one year through five years ..........       259,120        266,434
Due after five years through ten years .........       423,300        440,924
Due after ten years ............................       110,000        114,420
FHLB stock .....................................     2,045,100      2,045,100
                                                    ----------     ----------
                                                    $2,987,454     $3,017,519
                                                    ==========     ==========

Investment securities with a carrying value of approximately $21,534,000 and $18,686,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses on sales of investment securities during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                           Gross        Gross
                                         realized     realized     Net losses
                                           gains       losses       on sales
                                         --------     --------     ----------
2001 .................................    $27,532      $14,978       $12,554
2000 .................................         --        4,375         4,375
1999 .................................         --       10,619        10,619

4. Loans

Loans at December 31, 2001 and 2000 consisted of the following:

                                                    2001             2000
                                                ------------     ------------
Commercial ..................................   $ 74,498,179     $ 56,707,366
Real estate:
 Construction/lot ...........................     97,429,888       72,241,256
 Mortgage ...................................     35,723,396       35,027,649
 Commercial .................................    165,205,878      144,337,388
Consumer ....................................     50,314,875       50,360,811
                                                ------------     ------------
                                                 423,172,216      358,674,470
Less:
 Reserve for loan losses ....................      6,555,256        5,020,212
 Deferred loan fees .........................      1,467,073        1,115,888
                                                ------------     ------------
                                                   8,022,329        6,136,100
                                                ------------     ------------
Loans, net ..................................   $415,149,887     $352,538,370
                                                ============     ============

Included in mortgage loans as of December 31, 2001 and 2000 were approximately $4,319,000 and $1,326,000, respectively, in mortgage loans held for sale.

The Bank has nine branches located in Central Oregon and three branches located in the Salem, Oregon area. The result of doing business in these geographic areas has been growth in loan demand. A substantial portion of the Bank's loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the local market conditions.

                        CASCADE BANCORP AND SUBSIDIARIES

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank's lending capability or to mitigate risk. At December 31, 2001 and 2000, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $1,860,000 and $1,745,000, respectively.

Also in the normal course of business, the Bank finances qualified construction projects. The majority of residential construction loans are sold into the secondary market subsequent to completion of the projects.

5. Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                             2001              2000              1999
                                                         ------------      ------------      ------------
Balance at beginning of year ........................    $  5,020,212      $  3,525,185      $  2,635,820
Loan loss provision .................................       3,690,000         2,751,000         2,110,138
Loans charged-off ...................................      (2,488,005)       (1,469,977)       (1,399,142)
Recoveries of loans previously charged-off ..........         333,049           214,004           178,369
                                                         ------------      ------------      ------------
Balance at end of year ..............................    $  6,555,256      $  5,020,212      $  3,525,185
                                                         ============      ============      ============

Loans on nonaccrual status at December 31, 2001 were approximately $2,430,000 ($621,000 at December 31, 2000). Interest income, which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was approximately $456,000 during the year ended December 31, 2001 and insignificant for the years ended December 31, 2000 and 1999. Loans contractually past due 90 days or more on which the Company continued to accrue interest at December 31, 2001 and 2000 were insignificant.

At December 31, 2001, the Company had approximately $1,186,000 in impaired loans which are included in nonaccrual loans as disclosed above. Such impaired loans relate to one borrower and the Company does not have any other loans outstanding to this borrower. At December 31, 2000, impaired loans were insignificant. The specific valuation allowance related to these impaired loans at December 31, 2001 was approximately $245,000. There was no specific valuation allowance related to impaired loans at December 31, 2000. The average recorded investment in impaired loans was approximately $2,050,000 for the year ended December 31, 2001 and insignificant for the year ended December 31, 2000. Interest income recognized on impaired loans for the years ended December 31, 2001, 2000 and 1999 was insignificant.

6. Premises and equipment

Premises and equipment at December 31, 2001 and 2000 consisted of the following:

                                                          2001          2000
                                                      -----------   -----------
Land ...............................................  $ 1,098,715   $ 1,098,715
Buildings and leasehold improvements ...............    8,196,410     7,406,393
Furniture and equipment ............................    5,738,331     5,534,083
                                                      -----------   -----------
                                                       15,033,456    14,039,191
Less accumulated depreciation and amortization .....    5,743,631     5,373,252
                                                      -----------   -----------
Premises and equipment, net ........................  $ 9,289,825   $ 8,665,939
                                                      ===========   ===========

                        CASCADE BANCORP AND SUBSIDIARIES

7. Time deposits

Time deposits in excess of $100,000 aggregated approximately $33,815,000 and $25,048,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled annual maturities of all time deposits were approximately as follows:

               2002 .........................    $60,023,000
               2003 .........................      5,213,000
               2004 .........................        955,000
               2005 .........................      2,639,000
               2006 .........................         70,000
               Thereafter ...................         41,000
                                                 -----------
                                                 $68,941,000
                                                 ===========

8. Short-term borrowings

Short-term borrowings at December 31, 2001 and 2000 consisted of the following:

                                                           2001                           2000
                                                  ----------------------         ----------------------
                                                                Interest                       Interest
                                                     Amount       rate              Amount       rate
                                                  -----------   --------         -----------   --------
FHLB cash management advance program .........    $12,500,000     1.83%          $15,500,000     6.83%
FHLB borrowings under a promissory note
 agreement ...................................      2,500,000     2.14            10,000,000     6.54
FRB borrowings ...............................        350,000     1.80                    --       --
                                                  -----------                    -----------
                                                  $15,350,000                    $25,500,000
                                                  ===========                    ===========

All of the Company's short-term borrowings mature in 2002. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank's FHLB stock, any funds on deposit with the FHLB, investment securities and loans. The FRB borrowings are collateralized by approximately $22 million in loans.

As of December 31, 2001, the Bank had remaining available borrowings from the FHLB and FRB of approximately $58 million and $13 million, respectively. As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $20 million at December 31, 2001.

9. Off-balance sheet financial instruments

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank's involvement in these particular classes of financial instruments. As of December 31, 2001 and 2000, the Bank had no commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card lines of credit and standby

                        CASCADE BANCORP AND SUBSIDIARIES
letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank's off-balance sheet financial instruments at December 31, 2001 and 2000 is approximately as follows:

                                                         2001           2000
                                                     ------------   ------------

Commitments to extend credit .....................   $114,337,000   $100,822,000
Commitments under credit card lines of credit ....     22,480,000     19,267,000
Standby letters of credit ........................      1,992,000      1,156,000
                                                     ------------   ------------
Total off-balance sheet financial instruments ....   $138,809,000   $121,245,000
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

10. Income taxes

The provision (credit) for income taxes for the years ended December 31, 2001, 2000 and 1999 was approximately as follows:

                                        2001            2000            1999
                                    -----------     -----------     -----------
Current:
 Federal .......................    $ 4,796,000     $ 3,991,300     $ 3,166,000
 State .........................        951,700         794,900         663,500
                                    -----------     -----------     -----------
                                      5,747,700       4,786,200       3,829,500
Deferred .......................        (77,000)       (103,000)        (57,000)
                                    -----------     -----------     -----------
Provision for income taxes .....    $ 5,670,700     $ 4,683,200     $ 3,772,500
                                    ===========     ===========     ===========

                        CASCADE BANCORP AND SUBSIDIARIES

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2001, 2000 and 1999 were approximately as follows:

                                                                          2001            2000            1999
                                                                       ----------      ----------      ----------
Expected federal income tax provision at statutory rates ..........    $4,923,400      $4,080,700      $3,403,700
State income taxes, net of federal effect .........................       618,600         524,600         437,900
Effect of nontaxable interest income, net .........................       (47,800)        (30,400)        (24,600)
Other, net ........................................................       176,500         108,300         (44,500)
                                                                       ----------      ----------      ----------
Provision for income taxes ........................................    $5,670,700      $4,683,200      $3,772,500
                                                                       ==========      ==========      ==========

The components of the net deferred tax assets (liabilities) at December 31, 2001 and 2000 were approximately as follows:

                                                           2001          2000
                                                       -----------    ----------

Assets:
 Reserve for loan losses ...........................   $ 1,880,000    $1,536,000
 Net unrealized losses on investment securities ....            --       227,000
 Deferred benefit plan expense, net ................       345,000       333,000
 Other .............................................       420,000       188,000
                                                       -----------    ----------
   Total deferred tax assets .......................     2,645,000     2,284,000
Liabilities:
 Deferred loan income ..............................       612,000       536,000
 Mortgage servicing rights .........................     1,383,000     1,159,000
 FHLB stock dividends ..............................       368,000       317,000
 Net unrealized gains on investment securities .....        74,000            --
 Other .............................................       361,000        47,000
                                                       -----------    ----------
   Total deferred tax liabilities ..................     2,798,000     2,059,000
                                                       -----------    ----------
   Net deferred tax assets (liabilities) ...........   $  (153,000)   $  225,000
                                                       ===========    ==========

The Company made income tax payments of approximately $5,210,000, $4,330,000 and $4,165,000 during 2001, 2000 and 1999, respectively.

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

                       CASCADE BANCORP AND SUBSIDIARIES

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 can be reconciled as follows:

                                                              Net
                                                             income           Shares        Per-share
                                                          (numerator)      (denominator)      amount
                                                          -----------      -------------    ---------
2001
Basic earnings per common share --
  Income available to common stockholders .............    $8,681,755        8,269,178        $ 1.05
                                                                                              ======
Effect of assumed conversion of stock options .........            --          181,108
                                                           ----------        ---------
Diluted earnings per common share .....................    $8,681,755        8,450,286        $ 1.03
                                                           ==========        =========        ======
2000
Basic earnings per common share --
  Income available to common stockholders .............    $7,318,759        8,252,345        $  .89
                                                                                              ======
Effect of assumed conversion of stock options .........            --          132,349
                                                           ----------        ---------
Diluted earnings per common share .....................    $7,318,759        8,384,694        $  .87
                                                           ==========        =========        ======
1999
Basic earnings per common share --
  Income available to common stockholders .............    $6,238,461        8,230,417        $  .76
                                                                                              ======
Effect of assumed conversion of stock options .........            --          194,341
                                                           ----------        ---------
Diluted earnings per common share .....................    $6,238,461        8,424,758        $  .74
                                                           ==========        =========        ======

12. Transactions with related parties

Some of the officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans, and commitments to loan, to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of activity with respect to loans to directors and officers of the Bank for the year ended December 31, 2001 was approximately as follows:

      Balance at December 31, 2000 ...................    $  1,236,000
      Additions ......................................       1,711,000
      Repayments .....................................      (1,719,000)
                                                          ------------
      Balance at December 31, 2001 ...................    $  1,228,000
                                                          ============

13. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company's contributions related to the Plan are at the discretion of the Board of Directors (the Board), not to exceed the amount deductible for federal income tax purposes.

                        CASCADE BANCORP AND SUBSIDIARIES

Employees have the option to receive a portion of the Company's contributions to the Plan in cash. Employees vest in the Company's contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $1,235,000, $967,000 and $811,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

The plans also include death benefit provisions for certain participants. To assist in the funding of the plans, the Bank has purchased life insurance policies on the majority of participants. The cash surrender value of these policies at December 31, 2001 and 2000 was approximately $7,184,000 and $6,757,000, respectively, and is included in accrued interest and other assets in the accompanying consolidated balance sheets. As of December 31, 2001 and 2000, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $1,185,000 and $906,000, respectively. The amount of expense charged to operations in 2001, 2000 and 1999 related to the deferred compensation plans was approximately $288,000, $219,000 and $184,000, respectively. As of December 31, 2001 and 2000, the liabilities related to the salary continuation and fee continuation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $1,082,000 and $928,000, respectively. The amount of expense charged to operations in 2001, 2000 and 1999 for the salary continuation and fee continuation plans was approximately $215,000, $201,000 and $234,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the life insurance policies. The net amount of income earned (net of related policy load charges, mortality costs and surrender charges incurred) on the life insurance policies which was included in other noninterest income in the accompanying consolidated statements of income was approximately $320,000, $286,000 and $246,000 in 2001, 2000 and 1999,
respectively.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies, such as the Company, that use the intrinsic value method to account for employee stock options to provide pro forma disclosures

                        CASCADE BANCORP AND SUBSIDIARIES
of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options. The effect of applying the fair value-based method to stock options granted in the years ended December 31, 2001, 2000 and 1999 resulted in an estimated weighted-average grant date fair value of $3.59, $3.08 and $4.45, respectively.

Had compensation cost been determined based on the fair value of the options at the date of grant, the Company's pro forma net income, pro forma basic earnings per common share and pro forma diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                                                              2001          2000          1999
                                                                           ----------    ----------    ----------
Net income .............................................    As reported    $8,681,755    $7,318,759    $6,238,461
                                                            Pro forma       8,442,596     7,124,066     6,072,449
Basic earnings per common share ........................    As reported    $     1.05    $      .89    $      .76
                                                            Pro forma            1.02           .86           .74
Diluted earnings per common share ......................    As reported    $     1.03    $      .87    $      .74
                                                            Pro forma            1.00           .85           .72

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the years ended December 31, 2001, 2000 and 1999:

                                                    2001       2000       1999
                                                   ------     ------     ------

Dividend yield ................................       2.4%       2.8%       2.0%
Expected volatility ...........................      37.8%      35.4%      33.3%
Risk-free interest rate .......................       4.5%       5.0%       6.3%
Expected option lives .........................    5 years    5 years    5 years

At December 31, 2001, 96,529 shares reserved under the Stock Option Plan were available for future grant. Activity related to the Stock Option Plan for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                               2001                        2000                      1999
                                     -----------------------     -----------------------    ----------------------
                                                    Weighted-                   Weighted-                 Weighted-
                                                     average                     average                   average
                                       Options      exercise      Options       exercise     Options      exercise
                                     outstanding      price      outstanding      price     outstanding     price
                                     -----------    --------     -----------    --------    -----------   --------
Balance at beginning of year .....     432,067       $ 8.16        379,280       $ 7.45       425,896      $ 5.88
Granted ..........................      89,730        11.25         89,100        10.42        77,880       13.45
Forfeited ........................      (7,062)       11.16        (15,133)       12.53       (33,855)      12.14
Exercised ........................     (18,467)        4.90        (21,180)        1.90       (90,641)       3.51
                                       -------                     -------                    -------
Balance at end of year ...........     496,268       $ 8.80        432,067       $ 8.16       379,280      $ 7.45
                                       =======       ======        =======       ======       =======      ======

                        CASCADE BANCORP AND SUBSIDIARIES

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2001 is as follows:

                                    Options outstanding                  Exercisable options
                          ----------------------------------------     ----------------------
                                                        Weighted-
                                        Weighted-        average                     Weighted-
                                         average        remaining                     average
                          Number of     exercise      contractual      Number of     exercise
Exercise price range       options        price       life (years)      options        price
--------------------      ---------     --------      ------------     ---------     --------
$ 1.90................      43,080       $ 1.90              2           43,080       $ 1.90
  2.77 ...............      39,521         2.77              3           39,521         2.77
  3.85 ...............      43,558         3.85              4           43,558         3.85
  5.49 ...............      75,648         5.49              5           74,460         5.49
 10.42 ...............      79,476        10.42              8           58,596        10.42
 11.25 ...............      85,800        11.25              9           61,830        11.25
 13.45 ...............      62,370        13.45              7           49,137        13.45
 14.14 ...............      66,815        14.14              6           63,103        14.14
                           -------                                      -------
                           496,268       $ 8.80             5.0         433,285       $ 8.37
                           =======       ======             ===         =======       ======

Exercisable options as of December 31, 2000 and 1999 totaled 365,960 and 328,014, respectively.

15. Commitments and contingencies

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2001, the aggregate minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were approximately as follows:

         2002 .....................................    $  618,000
         2003 .....................................       624,000
         2004 .....................................       686,000
         2005 .....................................       640,000
         2006 .....................................       521,000
         Thereafter ...............................     4,634,000
                                                       ----------
         Total minimum payments ...................    $7,723,000
                                                       ==========

Total rental expense was approximately $627,000, $554,000 and $426,000 in 2001, 2000 and 1999, respectively.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations at December 31, 2001.

16. Estimated fair values of financial instruments

The following disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

In cases where quoted market values are not available, the Company primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable

                        CASCADE BANCORP AND SUBSIDIARIES
judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. These include such off-balance sheet items as core deposit intangibles. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2001 and 2000.

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

The Company uses the following methods and assumptions to estimate the fair value of its financial instruments:

     Cash and cash equivalents: The carrying amount approximates the estimated fair value of these instruments.

     Investment securities: The market value of investment securities, which is based on quoted market values or the market values for comparable securities, represents estimated fair value.

     Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2001 and 2000 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

     Deposits: The estimated fair value of demand deposits, consisting of checking, savings and certain interest bearing demand deposit accounts, is represented by the amounts payable on demand. The estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2001 and 2000 rates offered on those instruments.

     Short-term borrowings: The carrying amount approximates the estimated fair value due to the short-term nature of these borrowings.

The estimated fair values of the Company's significant on-balance sheet financial instruments at December 31, 2001 and 2000 were as follows:

                                                   2001                            2000
                                       ----------------------------    ----------------------------
                                         Carrying        Estimated       Carrying        Estimated
                                           value        fair value         value        fair value
                                       ------------    ------------    ------------    ------------
Financial assets:
  Cash and cash equivalents ........   $ 21,439,301    $ 21,439,000    $ 21,774,520    $ 21,775,000
  Investment securities:
    Available-for-sale .............     24,942,532      24,943,000      23,623,499      23,623,000
    Held-to-maturity ...............      2,987,454       3,018,000       2,457,236       2,455,000
  Loans, net .......................    415,149,887     428,777,000     352,538,370     355,255,000
Financial liabilities:
  Deposits .........................    425,257,629     426,008,000     358,197,761     358,266,000
  Short-term borrowings ............     15,350,000      15,350,000      25,500,000      25,500,000

                        CASCADE BANCORP AND SUBSIDIARIES

17. Regulatory matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2001 and 2000, the Company and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2001, the most recent notifications from the FRB and the Federal Deposit Insurance Corporation categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt correction action. To be categorized as "well capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company's or the Bank's regulatory capital categorization.

The Company's actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                      Regulatory minimum
                                                                 Regulatory               to be "well
                                                                   minimum                capitalized"
                                                                    to be                 under prompt
                                                                 "adequately               corrective
                                           Actual                capitalized"          action provisions
                                    -------------------      -------------------      -------------------
                                     Amount       Ratio       Amount       Ratio       Amount       Ratio
                                    -------       -----      -------       -----      -------       -----
December 31, 2001:
Tier 1 capital
  (to average assets) ..........    $41,401         8.6%     $19,241         4.0%     $24,140         5.0%
Tier 1 capital
  (to risk-weighted assets).....     41,401         9.7       17,138         4.0       25,707         6.0
Total capital
  (to risk-weighted assets).....     46,771        10.9       34,276         8.0       42,845        10.0

December 31, 2000:
Tier 1 capital
  (to average assets) ..........    $34,614         8.3%     $16,746         4.0%     $20,933         5.0%
Tier 1 capital
  (to risk-weighted assets).....     34,614         9.4       14,751         4.0       22,127         6.0
Total capital
  (to risk-weighted assets).....     39,229        10.6       29,503         8.0       36,878        10.0

                        CASCADE BANCORP AND SUBSIDIARIES

The Bank's actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                     Regulatory minimum
                                                                Regulatory               to be "well
                                                                  minimum                capitalized"
                                                                   to be                 under prompt
                                                                "adequately               corrective
                                          Actual                capitalized"          action provisions
                                   -------------------      -------------------      -------------------
                                    Amount       Ratio       Amount       Ratio       Amount       Ratio
                                   -------       -----      -------       -----      -------       -----
December 31, 2001:
  Tier 1 capital
  (to average assets) ..........   $39,631         8.2%     $19,241         4.0%     $24,052         5.0%
Tier 1 capital
  (to risk-weighted assets).....    39,631         9.3       17,065         4.0       25,598         6.0
Total capital
  (to risk-weighted assets).....    44,974        10.5       34,131         8.0       42,664        10.0
December 31, 2000:
Tier 1 capital
  (to average assets) ..........    33,089         7.9       16,671         4.0       20,839         5.0
Tier 1 capital
  (to risk-weighted assets).....    33,089         9.0       14,646         4.0       21,969         6.0
Total capital
  (to risk-weighted assets).....    37,671        10.3       29,292         8.0       36,615        10.0

18. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

                            CONDENSED BALANCE SHEETS

                                                                   December 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
Assets:
  Cash and cash equivalents ...........................    $   152,932    $    42,891
  Investment securities available-for-sale ............      1,665,736      1,856,853
  Investment in subsidiaries ..........................     39,802,209     33,457,071
  Other assets ........................................        124,891        374,638
                                                           -----------    -----------
    Total assets ......................................    $41,745,768    $35,731,453
                                                           ===========    ===========
Liabilities and stockholders' equity:
  Due to the Bank .....................................    $        --    $   750,000
  Other liabilities ...................................         65,698             --
  Stockholders' equity ................................     41,680,070     34,981,453
                                                           -----------    -----------
    Total liabilities and stockholders' equity ........    $41,745,768    $35,731,453
                                                           ===========    ===========

                        CASCADE BANCORP AND SUBSIDIARIES

                         CONDENSED STATEMENTS OF INCOME

                                                                       Years ended December 31,
                                                            -------------------------------------------
                                                                2001            2000            1999
                                                            -----------     -----------     -----------
Interest and other dividend income .....................    $    43,461     $    64,555     $   135,053
Losses on sales of investment securities
  available-for-sale, net ..............................        (12,554)             --              --
                                                            -----------     -----------     -----------
    Total income .......................................         30,907          64,555         135,053
Expenses:
  Administrative .......................................        109,620          77,460          59,058
  Interest .............................................         53,476          80,566         102,488
  Other ................................................        120,440         111,090          96,022
                                                            -----------     -----------     -----------
    Total expenses .....................................        283,536         269,116         257,568
                                                            -----------     -----------     -----------
Loss before credit for income taxes, dividends from
  the Bank and equity in undistributed net earnings
  of subsidiaries ......................................       (252,629)       (204,561)       (122,515)
Credit for income taxes ................................         96,000          79,000          46,500
                                                            -----------     -----------     -----------
Loss before dividends from the Bank and equity in
  undistributed net earnings of subsidiaries ...........       (156,629)       (125,561)        (76,015)
Dividends from the Bank ................................      2,925,000       2,175,000       1,950,000
Equity in undistributed net earnings of subsidiaries ...      5,913,384       5,269,320       4,364,476
                                                            -----------     -----------     -----------
Net income .............................................    $ 8,681,755     $ 7,318,759     $ 6,238,461
                                                            ===========     ===========     ===========

                        CASCADE BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Years ended December 31,
                                                            -------------------------------------------
                                                                2001            2000            1999
                                                            -----------     -----------     -----------
Cash flows from operating activities:
  Net income ...........................................    $ 8,681,755     $ 7,318,759     $ 6,238,461
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Dividends from the Bank ............................      2,925,000       2,175,000       1,950,000
    Equity in undistributed net earnings of
      subsidiaries .....................................     (8,838,384)     (7,444,320)     (6,314,476)
    Decrease (increase) in other assets ................          7,324          (4,094)         (3,227)
    Decrease in accrued liabilities ....................             --              --        (103,669)
                                                            -----------     -----------     -----------
      Net cash provided by operating activities ........      2,775,695       2,045,345       1,767,089
Cash flows from investing activities:
  Proceeds from sales of investment securities
    available-for-sale .................................      1,022,446              --              --
 Investment in the Bank ................................       (465,000)       (125,000)             --
                                                            -----------     -----------     -----------
     Net cash provided (used) by investing
       activities ......................................        557,446        (125,000)             --
Cash flows from financing activities:
  Cash dividends paid ..................................     (2,563,577)     (2,200,721)     (2,220,508)
  Stock options exercised ..............................         90,477          40,242         317,738
  Decrease in due to the Bank ..........................       (750,000)       (375,000)       (775,000)
  Repurchases of common stock ..........................             --              --        (905,732)
  Decrease in due from Cascade Finance .................             --         375,000       1,525,000
                                                            -----------     -----------     -----------
     Net cash used by financing activities .............     (3,223,100)     (2,160,479)     (2,058,502)
                                                            -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents ...        110,041        (240,134)       (291,413)
Cash and cash equivalents at beginning of the year .....         42,891         283,025         574,438
                                                            -----------     -----------     -----------
Cash and cash equivalents at end of the year ...........    $   152,932     $    42,891     $   283,025
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

3.2 Bylaws. As amended and restated, filed as exhibit 3.2 to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.1 Registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

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

11.1      Earnings per Share Computation. The information called for by this item is located on pages 46 & 47 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1      Subsidiaries of registrant.

23.1      Consent of Symonds, Evans & Company, P.C., Independent Accountants