Form 10-Q
period 2002-03-31
CASCADE BANCORP
filed 2002-05-13
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,310,193 shares of no par value Common Stock on May 7, 2002.

CASCADE BANCORP & SUBSIDIARIES FORM 10-Q QUARTERLY REPORT MARCH 31, 2002

INDEX

2

Cascade Bancorp & Subsidiaries Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001 (Unaudited)

ASSETS	2002	2001

Cash and cash equivalents:
Cash and due from banks	$ 21,055,643	$ 21,439,301
Federal funds sold	7,500,000	—

Total cash and cash equivalents	28,555,643	21,439,301
Investment securities available-for-sale	23,582,675	24,942,532
Investment securities held-to-maturity	3,017,023	2,987,454
Loans, net	427,869,866	415,149,887
Premises and equipment, net	9,202,981	9,289,825
Accrued interest and other assets	15,335,467	14,944,113

Total assets	$507,563,655	$488,753,112

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$156,055,559	$162,675,615
Interest bearing demand	184,636,551	175,388,609
Savings	20,093,332	18,252,631
Time	70,784,567	68,940,774

Total deposits	431,570,009	425,257,629
Short term borrowings	25,971,831	15,350,000
Accrued interest and other liabilities	6,347,237	6,465,413

Total liabilities	463,889,077	447,073,042

Stockholders’ equity:
Common stock, no par value;
20,000,000 shares authorized;
8,301,899 issued and outstanding (8,274,327-2001)	18,017,023	17,859,283
Retained earnings	25,460,671	23,701,571
Accumulated other comprehensive income	196,884	119,216

Total stockholders’ equity	43,674,578	41,680,070

Total liabilities and stockholders’ equity	$507,563,655	$488,753,112

See accompanying notes. 3

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Income Three Months ended March 31, 2002 and 2001 (Unaudited)

	Three months ended March 31,
	2002	2001
Interest income:
Interest and fees on loans	$ 8,680,703	$ 8,981,602
Taxable interest on investments	298,320	317,941
Nontaxable interest on investments	9,683	7,660
Interest on federal funds sold	2,876	19,562

Total interest income	8,991,582	9,326,765
Interest expense:
Deposits:
Interest bearing demand	571,675	1,331,944
Savings	34,569	87,204
Time	514,401	993,859
Other borrowings	126,205	339,042

Total interest expense	1,246,850	2,752,049

Net interest income	7,744,732	6,574,716
Loan loss provision	930,000	715,000

Net interest income after loan loss provision	6,814,732	5,859,716
Noninterest income:
Service charges on deposit accounts	1,006,514	703,581
Mortgage loan origination and processing fees	723,630	326,218
Gains on sales of mortgage loans, net	113,812	64,776
Mortgage loan servicing fees
(amortization of mortgage servicing rights), net	(46,537)	(13,652)
Other income	583,230	526,799

Total noninterest income	2,380,649	1,607,722
Noninterest expense:
Salaries and employee benefits	2,927,631	2,636,526
Net occupancy and equipment	570,579	523,517
Other expenses	1,594,058	1,223,247

Total noninterest expense	5,092,268	4,383,290

Income before income taxes	4,103,113	3,084,148
Provision for income taxes	1,597,459	1,202,904

Net income	$ 2,505,654	$ 1,881,244

Basic net income per common share	$ 0.30	$ 0.23

Diluted net income per common share	$ 0.29	$ 0.22

See accompanying notes. 4

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity Three Months Ended March 31, 2002 and 2001 (Unaudited)

	Comprehensive Income	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2000		$17,768,806	$ 17,583,393	$(370,746)	$ 34,981,453
Comprehensive Income:
Net Income	$1,881,244	—	1,881,244	—	1,881,244
Other comprehensive income, net of tax:
Unrealized gains on
securities available-for-sale	316,642	—	—	316,642	316,642

Comprehensive income	$2,197,886

Cash dividends paid		—	(619,786)	—	(619,786)
Stock options exercised (7,990 shares)		24,417	—	—	24,417

Balance at March 31, 2001		$17,793,223	$ 18,844,851	$ (54,104)	$ 36,583,970

Balance at December 31, 2001		$17,859,283	$ 23,701,571	$ 119,216	$ 41,680,070
Comprehensive Income:
Net Income	$2,505,654	—	2,505,654	—	2,505,654
Other comprehensive income, net of tax:
Unrealized gain’s on securities
available-for-sale	77,668	—	—	77,668	77,668

Comprehensive income	$2,583,322

Cash dividends paid		—	(746,554)	—	(746,554)
Stock options exercised (27,572 shares)		157,740	—	—	157,740

Balance at March 31, 2002		$18,017,023	$ 25,460,671	$ 196,884	$ 43,674,578

See accompanying notes. 5

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Cash Flows Three Months ended March 31, 2002 and 2001 (Unaudited)

	2002	2001
Net cash provided by operating activities	$ 3,021,006	$ 1,400,656
Investing activities:
Proceeds from maturities and calls of investment securities
available-for-sale	5,073,495	8,425,613
Purchases of investment securities available-for-sale	(3,619,423)	(7,620,015)
Purchases of investment securities held-to-maturity	(30,200)	(29,000)
Net increase in loans	(13,536,167)	(19,968,130)
Purchases of premises and equipment, net	(137,766)	(75,331)

Net cash used in investing activities	(12,250,061)	(19,266,863)
Financing activities:
Net increase in deposits	6,312,380	35,427,981
Cash dividends	(746,554)	(619,786)
Proceeds from issuance of stock	157,740	24,417
Net increase (decrease) in other borrowings	10,621,831	(6,500,000)

Net cash provided by financing activities	16,345,397	28,332,612

Net increase in cash and cash equivalents	7,116,342	10,466,405
Cash and cash equivalents at beginning of period	21,439,301	21,774,520

Cash and cash equivalents at end of period	$ 28,555,643	$ 32,240,925

See accompanying notes. 6

Cascade Bancorp & Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2002
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

     The balance sheet data as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2001 Annual Report to Shareholders.

     The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including the notes thereto, included in the Company’s 2001 Annual Report to Shareholders.

     Certain amounts for 2001 have been reclassified to conform with the 2002 presentation.

2.     Investment Securities

     Investment securities at March 31, 2002 and December 31, 2001 consisted of the following:

March 31, 2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities	$18,446,480	$167,435	$ 126,011	$18,487,904
U.S. Government and agency
securities	3,000,000	—	56,250	2,943,750
Equity securities	1,502,843	342,136	4,403	1,840,576
Mutual Fund	315,796	—	5,351	310,445

	$23,265,119	$509,571	$ 192,015	$23,582,675

Held-to-maturity
Obligations of state and
political subdivisions	$ 941,723	$ 17,394	$ —	$ 959,117
FHLB stock	2,075,300	—	—	2,075,300

	$ 3,017,023	$ 17,394	$ —	$ 3,034,417

7

2.     Investment Securities (cont.)

December 31, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities	$20,934,965	$209,936	$ 211,070	$20,933,831
U.S. Treasury securities	1,999,753	21,647	—	2,021,400
Equity securities	1,502,843	184,380	11,487	1,675,736
Mutual Fund	312,262	—	697	311,565

	$24,749,823	$415,963	$ 223,254	$24,942,532

Held-to-maturity
Obligations of state and
political subdivisions	$ 942,354	$ 30,121	$ 56	$ 972,419
FHLB stock	2,045,100	—	—	2,045,100

	$ 2,987,454	$ 30,121	$ 56	$ 3,017,519

3.     Loans and Reserve for Loan Losses

The composition of the loan portfolio at March 31, 2002 and December 31, 2001 was as follows:

	2002	2001
Commercial	$ 82,108,711	$ 74,498,179
Real Estate:
Construction/lot	101,776,206	97,429,888
Mortgage	31,452,051	35,723,396
Commercial	172,336,743	165,205,878
Consumer	48,832,997	50,314,875

	436,506,708	423,172,216
Less:
Reserve for loan losses	7,037,269	6,555,256
Deferred loan fees	1,599,573	1,467,073

	8,636,842	8,022,329

Loans, net	$427,869,866	$415,149,887

     Mortgage real estate loans include mortgage loans held for sale of approximately $2,264,000 at March 31, 2002 and approximately $4,319,000 at December 31, 2001.

     Transactions in the reserve for loan losses for the three months ended March 31, 2002 and 2001 were as follows:

	2002	2001
Balance at beginning of period	$ 6,555,256	$ 5,020,212
Provision charged to operations	930,000	715,000
Recoveries	73,308	82,882
Loans charged off	(521,295)	(636,821)

Balance at end of period	$ 7,037,269	$ 5,181,273

     The reserve for loan losses represents management’s recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for loan losses based on management’s assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. No assurance can be given that in any particular period loan losses could be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

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

     The following table presents information with respect to non-performing assets at March 31, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001
Loans on non-accrual status	$1,847	$2,430
Loans past due 90 days or more
but not on non-accrual status	64	56
Other real estate owned	—	—

Total non-performing assets	$1,911	$2,486

Percentage of non-performing assets
to total assets	0.38%	0.51%

     Non-performing assets decreased to .38% percent of total assets at March 31, 2002 primarily due to a property sold on a single term commercial real estate credit that became non-performing in the first quarter of 2001. Management believes that the remaining net carrying value of this credit is adequately secured.

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the three months ended March 31, 2002 was approximately $45,000 (including $35,000 on the above mentioned single term credit) and was approximately $158,000 (including $109,000 on the above mentioned single term credit) for the three months ended March 31, 2001.

     At March 31, 2002, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

4.     Mortgage Servicing Rights

     At March 31, 2002 and December 31, 2001, the Bank held servicing rights to mortgage loans with principal balances of approximately $385,851,000 and $372,755,000, respectively, which have been sold to the Federal National Mortgage Association. Such mortgage loans are not included in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting standards and requirements which may result in repurchase risk. Other assets in the accompanying condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 include approximately $3,922,000 and $3,603,000, respectively, of capitalized mortgage servicing rights (MSR’s) accounted for at the lower of origination value less accumulated amortization or current fair value. With the strong refinancing activity of the past year, the average interest rate on serviced mortgages was 6.81% at quarter end, down from 7.22% a year earlier.

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

5.     Borrowing Agreements

     The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $75.8 million (or approximately 15% of assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $18.4 million short term borrowing availability from the Federal Reserve Bank System (FRB) which requires specific collateral. In addition, during the first quarter of 2002, the Bank changed its Treasury Tax & Loan (TT&L) Election from a collector to investor designation. Accordingly, specific commercial loans are pledged to the Treasury under this program, allowing the Bank an additional funding source. At March 31, 2002 the Bank had a total of $26.0 million in short-term borrowings ($12.0 million from FHLB and $14.0 million from FRB) bearing a weighted average interest rate of 1.88%. At December 31, 2001, the Bank had a total of $15.4 million in short-term borrowings ($15.0 million from FHLB and $.4 million from FRB) bearing a weighted average interest rate of 1.88%.

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

	Three months ended March 31,
	2002	2001
Weighted average shares outstanding - basic	8,289,183	8,263,189
Incremental shares from stock options	222,962	156,169

Weighted average shares outstanding - diluted	8,512,145	8,419,358

      All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to retroactively reflect a 20% stock split declared in May 2001.

7.     Adoption of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material effect on the Company’s financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of SFAS No. 143 will have a material effect on the Company’s consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto for the three month periods ended March 31, 2002 and 2001, included in this report.

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

HIGHLIGHTS (All per share amounts have been retroactively adjusted for the 20% stock split declared in May 2001)

     The Company reported net income of approximately $2,500,000 or $.29 diluted net income per common share, for the first quarter ended March 31, 2002, compared to net income of approximately $1,881,000, or $.22 diluted net income per common share, for the same period in 2001. This represents an increase in net income of 33.2 percent. This increase in earnings during the periods presented was primarily the result of growth in the Company’s loan and deposit portfolios and the related increase in net interest income. In addition strong mortgage banking activity resulted in higher levels of noninterest income.

     The loan portfolio, net of deferred loan fees, was $434.9 million at March 31, 2002, an increase of 3.1% since year-end 2001 and up 15.3% compared to a year ago. Meanwhile, deposits ended the quarter at $431.6 million, up 1.5% from year-end 2001 and up 9.6% compared to a year earlier. The majority of the increase occurred in interest bearing demand accounts and was primarily the result of increased customer activity. At quarter end, 83.6% of deposits were “core” in nature (checking, money market and savings accounts), while time deposits were 16.4% of total deposits.

RESULTS OF OPERATIONS – Three months ended March 31, 2002 and 2001

Net Interest Income

     Net interest income increased 17.8 percent for the quarter ended March 31, 2002 as compared to the same period in 2001. The net increase primarily resulted from higher loan volumes generating interest income, which exceeded the interest expense necessary to fund this growth. Net interest margin was at 6.87% for the first quarter ended March 31, 2002, consistent with the year ago margin of 6.91%, but below the fourth quarter of 2001 margin of 7.14%. The sequential easing of the margin was affected by the Federal Reserve’s continuing action to lower interest rates. The targeted federal funds rate was lowered 1.25% in the fourth quarter of 2001. Responding to these lower market rates, first quarter loan yields fell to 7.71% or .55% below the prior quarter, as floating and adjustable rate loan yields trended lower. However, funding rates compressed against an already low cost-of-funds profile, falling by .23% to 1.13% for the quarter ended March 31, 2002.

     Total interest income decreased approximately $336,000 (or 3.6%) for the three months ended March 31, 2002 as compared to the same period in 2001. This decrease was primarily the result of lower yields on loans. As a result of the Federal Reserve lowering rates at a historically dramatic pace during the last six months of 2001, yields on earning assets decreased in the first quarter of 2002 to 7.80% compared to 9.64% for the same period in 2001.

     Total interest expense decreased approximately $1,505,000 (or 54.7%) for the three months ended March 31, 2002 as compared to the same period in 2001. All categories of interest expense have decreased over the periods presented. Overall cost of interest bearing funds for the three months ended March 31, 2002 was 1.66% compared to 4.25% for the same period in 2001.

Loan Loss Provision

     The loan loss provision for the first quarter ended March 31, 2002 was $930,000 compared to $715,000 for the same period of 2001, an increase of $215,000. Management believes the loan loss provision continues to maintain the reserve for loan losses at an appropriate level consistent with the known and inherent risks within the loan portfolio. The Bank’s ratio of reserve for loan losses to total loans was 1.62 percent at March 31, 2002, compared to 1.55 percent at December 31, 2001 and 1.37 percent at March 31, 2001.

Noninterest Income

     Total noninterest income increased 48.1 percent for the first quarter ended March 31, 2002 compared to the year earlier quarter, primarily due to an increase in mortgage loan origination and processing fees of 121.8 percent compared to the same period a year ago. This increase was primarily attributable to mortgage origination volumes of $58.2 million for the quarter, up from $27.7 million in the year ago quarter. Service charges on deposit accounts increased 43.1 percent in the first quarter of 2002 as compared to the year earlier period, primarily due to a function of growing relationship and transaction volumes as well as improvements in pricing and processing of overdraft transactions.

Noninterest Expense

     Total noninterest expense increased 16.2 percent for the three months ended March 31, 2002 as compared to the same period in 2001. Although all categories of noninterest expense increased over the periods presented, the increase was primarily the result of increased personnel and other operating expenses, which were impacted by continued growth in business volumes.

Income Taxes

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience steady growth in the first quarter of 2002 with total assets increasing 3.8% to $507.6 million at March 31, 2002 compared to $488.8 million at December 31, 2001. This increase was primarily due to increases in the loan portfolio. Total loans outstanding (net of deferred loan fees) increased 3.1 percent to $434.9 million at March 31, 2002 as compared to $421.7 million at December 31, 2001. The growth was primarily concentrated in the commercial real estate loan portfolio, up $7.1 million consistent with the nature of economic growth in the markets served by the Company.

     Increased assets were funded by the growth in deposits and increased borrowings. Deposits increased slightly to $431.6 million at March 31, 2002 compared to $425.3 million at December 31, 2001. While demand deposits decreased, all other deposit categories increased, with the primary increase in interest bearing demand. Because loan growth exceeded deposit growth, the Company increased its overall short-term borrowings by $10.6 million during the three months ended March 31, 2002.

     Non-performing assets decreased at March 31, 2002 to .38 percent of total assets compared to ..51% at year-end 2001.

     The Company had no off balance sheet derivative financial instruments as of March 31, 2002 and December 31, 2001.

CAPITAL RESOURCES

     The Company’s total stockholders equity at March 31, 2002 was $43.7 million, an increase of $2.0 million from December 31, 2001. The increase was the net result of earnings of $2.5 million for the three months ended March 31, 2002, less cash dividends to shareholders of $.7 million during the three months ended March 31, 2002. In addition, at March 31, 2002 the Company had a net unrealized gain on available for sale securities of approximately $.2 million.

     At March 31, 2002, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were approximately 9.71% and 10.96%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

     At March 31, 2002 the Bank maintained unsecured lines of credit totaling $20.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $75.8 million (or approximately 15% of total assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also has a total of $30.3 million short term borrowing availability from the Federal Reserve Bank (FRB) that requires specific qualifying collateral. In increasing the FRB availability during the first quarter of 2002, the Bank changed its Treasury Tax & Loan (TT&L) Election from a collector to investor designation. Accordingly, specific commercial loans are pledged to the Treasury under this program, allowing the Bank an additional funding source. At March 31, 2002 the Bank’s deposit totals included $21.2 million in Certificate of Deposit instruments from the State of Oregon through their State community bank CD program, with $8 million maturing May 15, 2002, $10 million maturing June 12, 2002 and $3.2 million maturing July 17, 2002. The Company continues to have ample available funding sources. At March 31, 2002 the Bank had outstanding short-term borrowings totaling $26.0 million, with aggregate remaining available borrowings of $100.1 million, given sufficient collateral availability.

     At March 31, 2002 the Bank had approximately $152.9 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. In addition, approximately 30% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

     The Company did not experience a material change in market risk at March 31, 2002 as compared to December 31, 2001.

PART II — OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)	No exhibits were required to be filed for the quarter ended March 31, 2002.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter ended March 31, 2002.

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP —————————————— (Registrant)

Date 05/09/02	By /s/ Patricia L. Moss ——————————— Patricia L. Moss, President & CEO

Date 05/09/02	By /s/ Gregory D. Newton ——————————— Gregory D. Newton, SVP/Chief Financial Officer

15