Form 10-Q
period 2002-06-30
CASCADE BANCORP
filed 2002-08-13
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______ Commission file number: 0-23322 CASCADE BANCORP (Exact name of Registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1034484 (I.R.S. Employer Identification No.)

1100 NW Wall Street
Bend, Oregon 97701
(Address of principal executive offices)
(Zip Code)

(541) 385-6205
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,490,967 shares of no par value Common Stock on August 2, 2002.

CASCADE BANCORP & SUBSIDIARIES FORM 10-Q QUARTERLY REPORT JUNE 30, 2002

INDEX

PART I: FINANCIAL INFORMATION	Page

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income for the six months and three months ended June 30, 2002 and 2001	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II: OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures	16

2

Cascade Bancorp & Subsidiaries Condensed Consolidated Balance Sheets June 30, 2002 and December 31, 2001 (Unaudited)

ASSETS	2002	2001
Cash and cash equivalents:
Cash and due from banks	$ 18,534,450	$ 21,439,301
Federal funds sold	2,000,000	—

Total cash and cash equivalents	20,534,450	21,439,301
Investment securities available-for-sale	25,070,856	24,942,532
Investment securities held-to-maturity	2,897,314	2,987,454
Loans, net	459,533,856	415,149,887
Premises and equipment, net	9,125,464	9,289,825
Accrued interest and other assets	15,316,892	14,944,113

Total assets	$532,478,832	$488,753,112

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$175,808,437	$162,675,615
Interest bearing demand	190,157,330	175,388,609
Savings	22,073,840	18,252,631
Time	64,259,023	68,940,774

Total deposits	452,298,630	425,257,629
Short term borrowings	28,448,445	15,350,000
Accrued interest and other liabilities	5,485,564	6,465,413

Total liabilities	486,232,639	447,073,042

Stockholders’ equity:
Common stock, no par value;
20,000,000 shares authorized;
12,481,954 issued and outstanding (12,411,490 in 2001)	18,103,579	17,859,283
Retained earnings	27,556,017	23,701,571
Accumulated other comprehensive income	586,597	119,216

Total stockholders’ equity	46,246,193	41,680,070

Total liabilities and stockholders’ equity	$532,478,832	$488,753,112

See accompanying notes. 3

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Income Six Months and Three Months ended June 30, 2002 and 2001 (Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$ 17,800,560	$ 18,341,679	$ 9,119,857	$ 9,360,077
Taxable interest on investments	590,080	688,535	291,760	370,594
Nontaxable interest on investments	19,707	18,769	10,024	11,109
Interest on federal funds sold	3,268	26,855	392	7,293

Total interest income	18,413,615	19,075,838	9,422,033	9,749,073

Interest expense:
Deposits:
Interest bearing demand	1,160,247	2,491,601	588,572	1,159,657
Savings	72,959	162,290	38,390	75,086
Time	970,487	1,940,490	456,086	946,631
Other borrowings	255,397	649,489	129,192	310,447

Total interest expense	2,459,090	5,243,870	1,212,240	2,491,821

Net interest income	15,954,525	13,831,968	8,209,793	7,257,252
Loan loss provision	1,830,000	1,715,000	900,000	1,000,000

Net interest income after loan loss provision	14,124,525	12,116,968	7,309,793	6,257,252

Noninterest income:
Service charges on deposit accounts	2,089,486	1,429,628	1,082,972	726,047
Mortgage loan origination and processing fees	1,237,304	973,183	513,674	646,965
Gains on sales of mortgage loans, net	317,990	121,641	204,178	56,865
Mortgage loan servicing fees (net of
amortization of mortgage servicing rights)	(72,974)	(93,630)	(26,437)	(79,978)
Losses on sale of investment securities available-for-sale	—	(27,532)	—	(27,532)
Other income	1,201,842	1,065,337	618,612	538,538

Total noninterest income	4,773,648	3,468,627	2,392,999	1,860,905

Noninterest expense:
Salaries and employee benefits	5,997,619	5,324,084	3,069,988	2,687,558
Net occupancy and equipment	1,143,449	1,054,641	572,870	531,124
Other expenses	2,993,809	2,702,575	1,399,751	1,479,328

Total noninterest expense	10,134,877	9,081,300	5,042,609	4,698,010

Income before income taxes	8,763,296	6,504,295	4,660,183	3,420,147
Provision for income taxes	3,414,379	2,533,733	1,816,920	1,330,829

Net income	$ 5,348,917	$ 3,970,562	$ 2,843,263	$ 2,089,318

Basic net income per common share	$ 0.43	$ 0.32	$ 0.23	$ 0.17

Diluted net income per common share	$ 0.42	$ 0.31	$ 0.22	$ 0.17

See accompanying notes. 4

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2002 and 2001 (Unaudited)

	Comprehensive Income	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2000		$17,768,806	$ 17,583,393	$(370,746)	$ 34,981,453
Comprehensive Income:
Net Income	$3,970,562	—	3,970,562	—	3,970,562
Other comprehensive income, net of tax:
Unrealized gains on
securities available- for-sale	501,574	—	—	501,574	501,574
Reclassification adjustment for net losses on sale of securities included in net income	16,800	—	—	16,800	16,800

Comprehensive income	$4,488,936

Cash dividends paid		—	(1,239,842)	—	(1,239,842)

Stock options exercised (31,770 shares)		47,158	—	—	47,158

Balance at June 30, 2001		$17,815,964	$ 20,314,113	$ 147,628	$ 38,277,705

Balance at December 31, 2001		$17,859,283	$ 23,701,571	$ 119,216	$ 41,680,070
Comprehensive Income:
Net Income	$5,348,917	—	5,348,917	—	5,348,917
Other comprehensive income, net of tax:
Unrealized gains on securities available- for-sale	467,381	—	—	467,381	467,381

Comprehensive income	$5,816,298

Cash dividends paid		—	(1,494,471)	—	(1,494,471)

Stock options exercised (70,464 shares)		244,296	—	—	244,296

Balance at June 30, 2002		$18,103,579	$ 27,556,017	$ 586,597	$ 46,246,193

See accompanying notes. 5

Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Cash Flows Six Months ended June 30, 2002 and 2001 (Unaudited)

	2002	2001
Net cash provided by operating activities	$ 5,503,368	$ 3,003,751

Investing activities:
Proceeds from maturities and calls of investment securities
available-for-sale	6,899,321	10,222,890
Purchases of investment securities available-for-sale	(6,301,289)	(8,420,015)
Purchases of investment securities held-to-maturity	(61,200)	(788,735)
Proceeds from sale of investment securities available-for-sale	—	450,000
Proceeds from maturities and calls of investment securities
held-to-maturity	149,304	428,787
Net increase in loans	(45,895,979)	(50,652,784)
Purchases of premises and equipment, net	(87,647)	(906,472)

Net cash used in investing activities	(45,297,490)	(49,666,329)

Financing activities:
Net increase in deposits	27,041,001	60,336,175
Cash dividends	(1,494,471)	(1,239,842)
Proceeds from issuance of stock	244,296	47,158
Net increase (decrease) in other borrowings	13,098,445	(10,500,000)

Net cash provided by financing activities	38,889,271	48,643,491

Net increase (decrease) in cash and cash equivalents	(904,851)	1,980,913
Cash and cash equivalents at beginning of period	21,439,301	21,774,520

Cash and cash equivalents at end of period	$ 20,534,450	$ 23,755,433

See accompanying notes. 6

Cascade Bancorp & Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2002
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

     The interim condensed consolidated financial statements are prepared by the Company without audit and in conformity with generally accepted accounting principles in the United States for interim financial statements. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

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

     Certain amounts for 2001 have been reclassified to conform with the 2002 presentation.

2. Investment Securities

     Investment securities at June 30, 2002 and December 31, 2001 consisted of the following:

June 30, 2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities	$18,302,200	$ 310,752	$ 5,754	$18,607,198
U.S. Government and agency
securities	4,000,000	77,155	—	4,077,155
Equity securities	1,502,843	564,628	5,443	2,062,028
Mutual Fund	319,690	4,785	—	324,475

	$24,124,733	$ 957,320	$ 11,197	$25,070,856

Held-to-maturity
Obligations of state and
political subdivisions	$ 791,014	$ 32,918	$ —	$ 823,932
FHLB stock	2,106,300	—	—	2,106,300

	$ 2,897,314	$ 32,918	$ —	$ 2,930,232

7

2. Investment Securities (cont.)

December 31, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities	$ 20,934,965	$ 209,936	$ 211,070	$ 20,933,831
U.S. Treasury securities	1,999,753	21,647	—	2,021,400
Equity securities	1,502,843	184,380	11,487	1,675,736
Mutual Fund	312,262	—	697	311,565

	$ 24,749,823	$ 415,963	$ 223,254	$ 24,942,532

Held-to-maturity
Obligations of state and
political subdivisions	$ 942,354	$ 30,121	$ 56	$ 972,419
FHLB stock	2,045,100	—	—	2,045,100

	$ 2,987,454	$ 30,121	$ 56	$ 3,017,519

3. Lending, Credit Management, and Non-Performing Assets

The composition of the loan portfolio at June 30, 2002 and December 31, 2001 was as follows:

	2002	% of gross loans	2001	% of gross loans
Commercial	$ 100,182,761	21%	$ 74,498,179	18%
Real Estate:
Construction/lot	108,171,651	23%	97,429,888	23%
Mortgage	30,381,771	6%	35,723,396	8%
Commercial	178,874,334	38%	165,205,878	39%
Consumer	50,957,498	11%	50,314,875	12%

Loans, gross	468,568,015	100%	423,172,216	100%
Less:
Reserve for loan losses	7,394,095		6,555,256
Deferred loan fees	1,640,064		1,467,073

	9,034,159		8,022,329

Loans, net	$ 459,533,856		$ 415,149,887

     Mortgage real estate loans include mortgage loans held for sale of approximately $2,725,000 at June 30, 2002 and approximately $4,319,000 at December 31, 2001.

     The Company has a comprehensive risk management process to underwrite, monitor and manage credit risk in lending. The Company Loan Policy details specific underwriting guidelines, portfolio limitations, and approval practices in the origination of loans. The underwriting process relies on historical and prospective cash flow analysis augmented by collateral assessment, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures. In addition, internal and external examiners periodically sample and test certain credit files.

     Certain specific types of risks are associated with different types of loans. Due to the nature of the Company’s customer base and the growth experienced in the Company’s market area, real estate is frequently a material component of collateral for the Company’s loans. Risks associated with real estate loans include fluctuating land values, national, regional and local economic conditions, changes in tax policies, and a concentration of loans within the Company’s market area. The Company’s real estate loan portfolio includes commercial real estate loans, as well as construction loans for residential and commercial development, as well as construction and permanent loans for owner occupied residential housing. The expected source of repayment of these loans is generally the operations of the borrower’s business, or the obligor’s personal income. Management believes that real estate collateral provides an additional measure of security. Approximately two-thirds of commercial real estate loans consist of loans made to owner-occupied users of the property, which mitigates, but does not eliminate, commercial real estate risk. With respect to residential construction, the Company generally lends funds to customers that have been pre-qualified for long term financing and who are using experienced contractors acceptable to the Company.

     Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001
Loans on non-accrual status	$1,493	$2,430
Loans past due 90 days or more
but not on non-accrual status	20	56
Other real estate owned	—	—

Total non-performing assets	$1,513	$2,486

Percentage of non-performing assets
to total assets	0.28%	0.51%

     2001 non-performing assets included a single term commercial real estate credit that became non-performing in the first quarter of 2001 in the amount of $1.8 million. At June 30, 2002, non-performing assets decreased to .28% of total assets primarily due to trustee sale of several properties related to that credit, with recovery proceeds applied to the carrying value. Management believes that the remaining net carrying value of this and other non-performing assets are adequately secured.

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the six months ended June 30, 2002 was approximately $72,000 (including $35,000 on the above mentioned single term credit) and was approximately $262,000 (including $109,000 on the above mentioned single term credit) for the six months ended June 30, 2001.

     At June 30, 2002, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

4. Reserve for Loan Losses

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

Transactions in the reserve for loan losses for the six months ended June 30, 2002 and 2001 were as follows:

	2002	2001
Balance at beginning of period	$ 6,555,256	$ 5,020,212
Provision charged to operations	1,830,000	1,715,000
Recoveries	158,206	126,662
Loans charged off	(1,149,367)	(1,357,034)

Balance at end of period	$ 7,394,095	$ 5,504,840

4. Mortgage Servicing Rights

     At June 30, 2002 and December 31, 2001, the Bank held servicing rights to mortgage loans with principal balances of approximately $416,714,000 and $372,755,000, respectively, which have been sold to the Federal National Mortgage Association. Such mortgage loans are not included in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk. Other assets in the accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 include approximately $4,056,000 and $3,603,000, respectively, of capitalized mortgage servicing rights (MSR’s) accounted for at the lower of origination value less accumulated amortization or current fair value. With the strong refinancing activity of the past year, the average interest rate on serviced mortgages was 6.78% at quarter end, down from 7.11% a year earlier.

     The fair value of the capitalized mortgage servicing rights is determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. Such estimates of fair value are affected by point-in-time market assumptions relative to interest rates, increasing or slowing mortgage prepayments, seasoning, discount rates, as well as portfolio coupon rates, interest rate types (i.e. fixed or variable) and product maturities. Generally accepted accounting principles require that, in the event estimated fair value falls below the Company’s carrying value, the Company would record an impairment of this asset. To mitigate this risk, management amortizes the MSR’s over their expected life, and additionally amortizes, in full, MSR’s that are specifically associated with any serviced mortgages that are paid off. The Company does not employ specific hedges to mitigate fair value changes that may occur due to market fluctuations. There can be no assurance concerning possible impairment of MSR’s in future periods.

5. Borrowing Agreements

     The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $79.5 million (or approximately 15% of assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank had $11.8 million discount window borrowing and seasonal line availability from the Federal Reserve Bank System (FRB) which requires specific collateral. In addition, during the first quarter of 2002, the Bank changed its Treasury Tax & Loan (TT&L) election from a collector to investor designation, enabling Federal tax receipts to be held at the Bank within $11.8 million collateral limits and subject to periodic call by the Treasury. At June 30, 2002 the Bank had a total of $28.4 million in short-term borrowings ($15.0 million from FHLB, $11.2 million under the TT&L program and $2.2 seasonal line from FRB) bearing a weighted average interest rate of 1.72%. At December 31, 2001, the Bank had a total of $15.4 million in short-term borrowings ($15.0 million from FHLB and $.4 million from FRB) bearing a weighted average interest rate of 1.88%. See “Liquidity” section located on page 14 for further discussion.

6. Earnings Per Common Share

     The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of unexercised “in the money” stock options. A reconciliation of the weighted-average shares used to compute basic and diluted earnings per share is as follows:

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001
Weighted average shares outstanding - basic	12,449,989	12,397,662	12,466,204	12,400,539
Incremental shares arising from the dilutive
effect of “in the money” stock options	375,723	244,659	417,002	255,063

Weighted average shares outstanding — diluted	12,825,712	12,642,321	12,883,206	12,655,602

     All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to retroactively reflect a three-for-two stock split declared in May 2002 and a 20% stock split declared in May 2001.

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

     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto for the six month and three month periods ended June 30, 2002 and 2001, included in this report.

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

HIGHLIGHTS (All per share amounts have been retroactively adjusted for the three-for-two stock split declared in May 2002)

     The Company reported net income of approximately $5,349,000 or $.42 diluted net income per common share, for the six months ended June 30, 2002, up from net income of approximately $3,971,000, or $.31 diluted net income per common share, for the same period in 2001. This represents an increase in net income of 34.7 percent. Net income for the quarter ended June 30, 2002 was approximately $2,843,000, or $.22 diluted net income per common share, compared to net income of approximately $2,089,000, or $.17 diluted net income per common share, for the same period in 2001. This represents an increase in net income of 36.1 percent. These increases in earnings during the periods presented were primarily due to higher net interest income resulting from growth in the Company’s loan and deposit portfolios. In addition, mortgage origination activity combined with higher service charge income resulted in increased levels of noninterest income.

     The loan portfolio, net of deferred loan fees, was $466.9 million at June 30, 2002, an increase of 10.7% since year-end 2001 and up 14.7% compared to a year ago. Meanwhile, deposits ended the quarter at $452.3 million, up 6.2% from year-end 2001 and up 8.1% compared to a year earlier. The majority of the increase occurred in interest bearing demand accounts and was primarily the result of increased customer activity. At quarter end, 94.0% of deposits were “core” in nature (demand, interest bearing demand, savings and time deposits less than $100,000).

RESULTS OF OPERATIONS – Six months and Three months ended June 30, 2002 and 2001

Net Interest Income

     Net interest income increased 15.3 percent for the six months and increased 13.1 percent for the quarter ended June 30, 2002 as compared to the same period in 2001. The net interest margin was at 6.89% for the second quarter ended June 30, 2002, compared to the year ago margin of 6.97%, but slightly higher than the first quarter of 2002 margin of 6.87%. With the continued low interest rate climate, second quarter loan yields were 7.90% compared to 7.98% in the first quarter, while rates paid on interest bearing deposits and borrowings improved to 1.59% compared to 1.70% for the preceding quarter.

     Total interest income decreased approximately $662,000 (or 3.5%) for the six months and decreased approximately $327,000 (or 3.4%) for the three months ended June 30, 2002 as compared to the same periods in 2001, as a result of the low rate environment. For the same reason, total interest expense decreased approximately $2,785,000 (or 53.1%) for the six months and decreased approximately $1,280,000 (or 51.4%) for the three months ended June 30, 2002 as compared to the same periods in 2001. All categories of interest expense have decreased over the periods presented. Overall cost of interest bearing funds for the three months ended June 30, 2002 was 1.59% compared to 3.65% for the same period in 2001.

Loan Loss Provision

     The loan loss provision increased $115,000 for the six months and decreased $100,000 for the three months ended June 30, 2002 as compared to the same periods in 2001. Management believes the loan loss provision continues to maintain the reserve for loan losses at an appropriate level consistent with the known and inherent risks within the loan portfolio. The Bank’s ratio of reserve for loan losses to total loans was 1.58 percent at June 30, 2002, compared to 1.55 percent at December 31, 2001 and 1.35 percent at June 30, 2001.

Noninterest Income

     Total noninterest income increased 37.6 percent for the six months and 28.6 percent for the three months ended June 30, 2002 as compared to the same periods in 2001. Service charges on deposit accounts increased 46.2 percent in the six months and 49.2 percent for the quarter ended June 30, 2002, as compared to the year earlier periods. These increases primarily resulted from improvements in pricing and processing of overdraft transactions, including customers’ increased use of Bounce Protection on checking accounts. Home purchase and refinance activity benefited the Company’s mortgage banking activity with mortgage revenue (net of loan servicing fees) increasing approximately $481,000 (or 48.1%) for the six months and $67,000 (or 10.7%) for the three months ended June 30, 2002, as compared to the same periods a year ago. These increases were primarily attributable to mortgage origination volumes of $99.6 million for the six months ended June 30, 2002, up from $81.3 million in the same period a year ago, augmented by improved margins on sale of loans.

Noninterest Expense

     Total noninterest expense increased 11.6 percent for the six months and 7.3 percent for the three months ended June 30, 2002 as compared to the same periods in 2001. Although most categories of noninterest expense increased over the periods presented, the increase was primarily the result of increased personnel and other operating expenses, which were impacted by continued growth in business volumes. The decrease in the category of Other Expenses for the three months ended June 30, 2002 was primarily due to a decrease in costs associated with several third party service agreements with title companies.

Income Taxes

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

     The Company continued to experience steady growth in the first six months of 2002 with total assets increasing 8.9% to $532.5 million at June 30, 2002 compared to $488.8 million at December 31, 2001.This increase was primarily due to increases in the loan portfolio. Total loans outstanding (net of deferred loan fees) increased 10.7 percent to $466.9 million at June 30, 2002 as compared to $421.7 million at December 31, 2001. The growth was primarily concentrated in the commercial loan and commercial real estate loan portfolios, up $25.7 million and $13.7 million, respectively consistent with the nature of economic growth in the markets served by the Company.

     Increased assets were funded by the growth in deposits and increased borrowings. Deposits increased 6.3 percent to $452.3 million at June 30, 2002 compared to $425.3 million at December 31, 2001. All categories of deposits increased, with the exception of time deposits, which decreased slightly. The primary increases were in demand and interest bearing demand. Because loan growth exceeded deposit growth, the Company increased its overall short-term borrowings by $13.1 million during the six months ended June 30, 2002.

     Non-performing assets decreased at June 30, 2002 to .28% of total assets compared to .51% at year-end 2001.

     The Company had no off balance sheet derivative financial instruments as of June 30, 2002 and
December 31, 2001.

CAPITAL RESOURCES

     The Company’s total stockholders equity at June 30, 2002 was $46.2 million, an increase of $4.5 million from December 31, 2001. The increase was the net result of earnings of $5.3 million for the six months ended June 30, 2002, less cash dividends to shareholders of $1.5 million during the six months ended June 30, 2002. In addition, at June 30, 2002 the Company had a net unrealized gain on available for sale securities of approximately $.6 million.

     At June 30, 2002, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were approximately 9.58% and 10.89%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

     At June 30, 2002 the Bank maintained unsecured lines of credit totaling $20.0 million for the purchase of funds on a short-term basis. The Bank is also a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $79.5 million (or approximately 15% of total assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. At June 30, 2002 the Bank had sufficient collateral to support borrowings up to $55.8 million from FHLB. The Bank has a total of $11.8 million short term borrowing availability from the Federal Reserve Bank (FRB) limited by specific qualifying collateral. In addition, during the first quarter of 2002, the Bank changed its Treasury Tax & Loan (TT&L) election from a collector to investor designation, enabling Federal tax receipts to be held at the Bank within $11.8 million collateral limits and subject to periodic call by the Treasury. At June 30, 2002 the Bank’s deposit totals included $16.2 million in Certificate of Deposit instruments from the State of Oregon through their State community bank CD program, with maturities ranging from August through October, 2002 bearing an average weighted interest rate of 1.80%. The Company continues to have ample available funding sources. At June 30, 2002 the Bank had outstanding short-term borrowings totaling $28.4 million, with aggregate remaining available borrowings of $70.5 million, given sufficient collateral availability.

     At June 30, 2002 the Bank had approximately $143.5 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. In addition, approximately 30% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

     The Company did not experience a material change in market risk at June 30, 2002 as compared to December 31, 2001.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	April 22, 2002, Annual Meeting
(b)	Need not be completed
(c)	The following matters were voted on at the Annual Meeting of Shareholders held on April 22, 2002:

Proposal #1:	Election of Directors

Director	Number of Votes “FOR”	Number of Votes “WITHHELD”	Total Number of Votes
Gary L. Capps	7,215,911	11,364	7,227,275
James E. Petersen	7,171,964	55,311	7,227,275
Ryan R. Patrick	7,215,233	12,042	7,227,275

Proposal #2:	Approval to amend the Articles of Incorporation to increase # of Authorized Shares
Number of Votes “FOR”	Number of Votes “AGAINST”	Number of Votes “ABSTAIN”	Total Number of Votes
6,918,000	233,917	72,725	7,224,642

Proposal #3:	Approval of the 2002 Stock Option Plan
Number of Votes “FOR”	Number of Votes “AGAINST”	Number of Votes “ABSTAIN”	Total Number of Votes
3,873,771	305,876	82,026	4,261,673

Proposal #4:	Stockholder Proposal-Dividend Reinvestment Plan
Number of Votes “FOR”	Number of Votes “AGAINST”	Number of Votes “ABSTAIN”	Total Number of Votes
346,731	3,807,441	118,748	4,272,920

Proposal #5:	Stockholder Proposal-Eliminate Classes of the Board
Number of Votes “FOR”	Number of Votes “AGAINST”	Number of Votes “ABSTAIN”	Total Number of Votes
600,959	3,570,718	106,512	4,278,189

Item 6. Exhibits and Reports on Form 8-K

(a)	No exhibits were required to be filed for the quarter ended June 30, 2002.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP (Registrant)

Date 08/12/02	By /s/ Patricia L. Moss Patricia L. Moss, President & CEO

Date 08/12/02	By /s/ Gregory D. Newton Gregory D. Newton, EVP/Chief Financial Officer

16