Form 10-Q
period 2002-09-30
CASCADE BANCORP
filed 2002-11-13
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,511,316 shares of no par value Common Stock on November 8, 2002.

CASCADE BANCORP & SUBSIDIARIES FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2002 INDEX

PART I: FINANCIAL INFORMATION	Page

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 2002 and 2001	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II: OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures	17

2 Cascade Bancorp & Subsidiaries Condensed Consolidated Balance Sheets September 30, 2002 and December 31, 2001 (Unaudited)

	2002	2001
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,710,871	$21,439,301
Federal funds sold	36,000,000	—

Total cash and cash equivalents	59,710,871	21,439,301
Investment securities available-for-sale	30,236,303	24,942,532
Investment securities held-to-maturity	2,928,400	2,987,454
Loans, net	469,507,822	415,149,887
Premises and equipment, net	9,673,095	9,289,825
Accrued interest and other assets	16,087,639	14,944,113

Total assets	$588,144,130	$488,753,112

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$221,551,717	$162,675,615
Interest bearing demand	203,894,969	175,388,609
Savings	23,595,230	18,252,631
Time	53,150,239	68,940,774

Total deposits	502,192,155	425,257,629
Borrowings	30,972,048	15,350,000
Accrued interest and other liabilities	6,307,388	6,465,413

Total liabilities	539,471,591	447,073,042

Stockholders’ equity:
Common stock, no par value;
20,000,000 shares authorized;
12,496,464 issued and outstanding (12,411,490 in 2001)	18,158,143	17,859,283
Retained earnings	29,806,105	23,701,571
Accumulated other comprehensive income	708,291	119,216

Total stockholders’ equity	48,672,539	41,680,070

Total liabilities and stockholders’ equity	$588,144,130	$488,753,112

See accompanying notes. 3 Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Income Nine Months and Three Months ended September 30, 2002 and 2001 (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$27,226,757	$27,811,923	$9,426,197	$9,470,244
Taxable interest on investments	875,538	1,003,645	285,458	315,110
Nontaxable interest on investments	28,207	28,487	8,500	9,718
Interest on federal funds sold	44,936	46,953	41,668	20,098

Total interest income	28,175,438	28,891,008	9,761,823	9,815,170

Interest expense:
Deposits:
Interest bearing demand	1,746,445	3,450,944	586,198	959,343
Savings	114,781	213,156	41,822	50,866
Time	1,359,281	2,837,605	388,794	897,115
Borrowings	413,314	780,113	157,917	130,624

Total interest expense	3,633,821	7,281,818	1,174,731	2,037,948

Net interest income	24,541,617	21,609,190	8,587,092	7,777,222
Loan loss provision	2,280,000	2,815,000	450,000	1,100,000

Net interest income after loan loss provision	22,261,617	18,794,190	8,137,092	6,677,222

Noninterest income:
Service charges on deposit accounts	3,157,855	2,255,279	1,068,369	825,651
Mortgage loan origination and processing fees	1,833,607	1,603,817	596,303	630,634
Gains on sales of mortgage loans, net	650,166	275,603	332,176	153,962
Mortgage loan servicing fees (net of
amortization of mortgage servicing rights and
impairment, if any)	(554,366)	(187,821)	(481,392)	(94,191)
Gains (losses) on sale of investment securities
available-for-sale	6,664	(12,554)	6,664	14,978
Other income	1,889,538	1,685,747	687,696	620,410

Total noninterest income	6,983,464	5,620,071	2,209,816	2,151,444

Noninterest expense:
Salaries and employee benefits	9,109,332	8,286,651	3,111,713	2,962,567
Net occupancy and equipment	1,734,961	1,587,507	591,512	532,866
Other expenses	4,515,144	4,271,837	1,521,335	1,569,262

Total noninterest expense	15,359,437	14,145,995	5,224,560	5,064,695

Income before income taxes	13,885,644	10,268,266	5,122,348	3,763,971
Provision for income taxes	5,412,517	3,998,029	1,998,138	1,464,296

Net income	$8,473,127	$6,270,237	$3,124,210	$2,299,675

Basic net income per common share	$0.68	$0.51	$0.25	$0.19

Diluted net income per common share	$0.66	$0.50	$0.24	$0.18

See accompanying notes. 4 Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2002 and 2001 (Unaudited)

	Comprehensive Income	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2000		$17,768,806	$17,583,393	$(370,746)	$34,981,453
Comprehensive Income:
Net Income	$6,270,237	—	6,270,237	—	6,270,237
Other comprehensive income, net of tax:
Unrealized gains on
securities available-for-sale	687,455	—	—	687,455	687,455
Reclassification adjustment for
net losses on sale of securities
included in net income	7,650	—	—	7,650	7,650

Comprehensive income	$6,965,342

Cash dividends paid		—	(1,901,634)	—	(1,901,634)

Stock options exercised (27,699 shares)		90,478	—	—	90,478

Balance at September 30, 2001		$17,859,284	$21,951,996	$324,359	$40,135,639

Balance at December 31, 2001		$17,859,283	$23,701,571	$119,216	$41,680,070
Comprehensive Income:
Net Income	$8,473,127	—	8,473,127	—	8,473,127
Other comprehensive income, net of tax:
Unrealized gains on securities
available-for-sale	593,140	—	—	593,140	593,140
Reclassification adjustment for
net gains on sale of securities
included in net income	(4,065)	—	—	(4,065)	(4,065)

Comprehensive income	$9,062,202

Cash dividends paid		—	(2,368,593)	—	(2,368,593)

Stock options exercised (84,974 shares)		298,860	—	—	298,860

Balance at September 30, 2002		$18,158,143	$29,806,105	$708,291	$48,672,539

See accompanying notes. 5 Cascade Bancorp & Subsidiaries Condensed Consolidated Statements of Cash Flows Nine Months ended September 30, 2002 and 2001 (Unaudited)

	2002	2001
Net cash provided by operating activities	$9,144,348	$10,117,808

Investing activities:
Proceeds from maturities and calls of investment securities
available-for-sale	8,891,985	13,888,574
Purchases of investment securities available-for-sale	(13,300,712)	(14,256,574)
Purchases of investment securities held-to-maturity	(93,000)	(891,236)
Proceeds from sale of investment securities available-for-sale	—	450,000
Proceeds from sale of equity securities available-for-sale	11,968	—
Proceeds from maturities and calls of investment securities
held-to-maturity	149,304	428,787
Net increase in loans	(55,987,769)	(48,625,853)
Purchases of premises and equipment, net	(1,031,395)	(925,043)

Net cash used in investing activities	(61,359,619)	(49,931,345)

Financing activities:
Net increase in deposits	76,934,526	65,878,953
Cash dividends	(2,368,593)	(1,901,634)
Proceeds from issuance of common stock	298,860	90,478
Net increase (decrease) in other borrowings	15,622,048	(21,000,000)

Net cash provided by financing activities	90,486,841	43,067,797

Net increase in cash and cash equivalents	38,271,570	3,254,260
Cash and cash equivalents at beginning of period	21,439,301	21,774,520

Cash and cash equivalents at end of period	$59,710,871	$25,028,780

See accompanying notes.

Cascade Bancorp & Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002
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

     The interim condensed consolidated financial statements are prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States for interim financial statements. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

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

     Certain amounts for 2001 have been reclassified to conform with the 2002 presentation.

2. Investment Securities

     Investment securities at September 30, 2002 and December 31, 2001 consisted of the following:

September 30, 2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities	$21,277,363	$443,371	$34,448	$21,686,286
U.S. Government and agency
securities	6,000,000	224,670	—	6,224,670
Equity securities	1,480,875	492,944	1,780	1,972,039
Mutual Fund	333,880	19,428	—	353,308

	$29,092,118	$1,180,413	$36,228	$30,236,303

Held-to-maturity
Obligations of state and
political subdivisions	$790,300	$60,006	$—	$850,306
FHLB stock	2,138,100	—	—	2,138,100

	$2,928,400	$60,006	$—	$2,988,406

7

December 31, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale
Mortgage-backed securities	$20,934,965	$209,936	$211,070	$20,933,831
U.S. Treasury securities	1,999,753	21,647	—	2,021,400
Equity securities	1,502,843	184,380	11,487	1,675,736
Mutual Fund	312,262	—	697	311,565

	$24,749,823	$415,963	$223,254	$24,942,532

Held-to-maturity
Obligations of state and
political subdivisions	$942,354	$30,121	$56	$972,419
FHLB stock	2,045,100	—	—	2,045,100

	$2,987,454	$30,121	$56	$3,017,519

3. Lending, Credit Management, and Non-Performing Assets

The composition of the loan portfolio at September 30, 2002 and December 31, 2001 was as follows:

	2002	% of gross loans	2001	% of gross loans

Commercial	$100,430,033	21%	$74,498,179	18%
Real Estate:
Construction/lot	111,347,969	23%	97,429,888	23%
Mortgage	30,083,691	6%	35,723,396	8%
Commercial	185,379,802	39%	165,205,878	39%
Consumer	51,452,582	11%	50,314,875	12%

Loans, gross	478,694,077	100%	423,172,216	100%
Less:
Reserve for loan losses	7,501,512		6,555,256
Deferred loan fees	1,684,743		1,467,073

	9,186,255		8,022,329

Loans, net	$469,507,822		$415,149,887

     Mortgage real estate loans include mortgage loans held for sale of approximately $4,368,000 at September 30, 2002 and approximately $4,319,000 at December 31, 2001.

     The Company has a comprehensive risk management process to underwrite, monitor and manage credit risk in lending. The Company’s Loan Policy and Supplement details specific underwriting guidelines, portfolio limitations, and approval practices in the origination of loans. The underwriting process relies on historical and prospective cash flow analysis augmented by collateral assessment, credit bureau information, and other analytical tools to determine primary and secondary repayment sources. Ongoing loan portfolio monitoring is performed by Credit Administration, including review and testing of compliance to loan policies and procedures. In addition, internal and external bank examiners periodically sample and test certain credit files.

     Certain specific types of risks are associated with different types of loans. Due to the nature of the Company’s customer base and the growth experienced in the Company’s market area, real estate is frequently a material component of collateral for the Company’s loans. A substantial majority of loans outstanding are secured by properties in the Company’s local service areas. Risks associated with real estate loans include fluctuating land values, national, regional and local economic conditions, changes in tax policies, and a concentration of loans within the Company’s market area. The Company’s real estate loan portfolio includes commercial real estate loans, construction loans for residential and commercial development, as well as construction and permanent loans for owner occupied residential housing.

     Commercial Real Estate loans represent approximately 39% of total loans outstanding, about two-thirds of which are loans made to owner-occupied users of the property, which mitigates, but does not eliminate, commercial real estate risk. The expected source of repayment of these loans is generally the operations of the borrower’s business, or the obligor’s personal income. Management believes that commercial real estate collateral provides an independent and additional measure of security.

     Loans for real estate construction, residential/commercial development and related lot loans represent 23% of total loans. This portfolio is diversified into three subcategories, each representing approximately 1/3 of the category. The first subcategory includes direct loans to finance homeowners purchase of residential land and home construction. Such loans are generally made to customers who own the property and whose credit profile could support permanent mortgage (take-out) financing at the end of the construction phase. The Company maintains a list of approved local contractors, and the experience and background of contractors may factor into its lending decisions.

     Loans for the development and construction of commercial properties are the second subcategory within the construction and lot category. These loans are generally made directly to owner-occupied users of the commercial business or property. The expected source of repayment of these loans is typically the operations of the borrower’s business or the obligor’s personal income.

     The third subcategory within the construction and lot loan portfolio is construction financing for builders/developers of residential properties (sometimes referred to as speculative construction). Such loans include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchase, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values At September 30, 2002, approximately $32 million or 6.8% of total loans outstanding were for subdivision development and builder speculative construction of residential properties. All of the above lending activities are subject to the disclosed risks of real estate lending. Such activity is subject to specialized underwriting, collateral and approval requirements, which mitigates, but does not eliminate the risk that loans may not be repaid.

     Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001
Loans on non-accrual status	$1,532	$2,430
Loans past due 90 days or more
but not on non-accrual status	11	56
Other real estate owned	—	—

Total non-performing assets	$1,543	$2,486

Percentage of non-performing assets
to total assets	0.26%	0.51%

     Non-performing assets at December 31, 2001 included a single commercial real estate credit that became non-performing in the first quarter of 2001. At September 30, 2002, non-performing assets decreased to .26% of total assets primarily due to trustee sale of several properties related to that credit, with recovery proceeds applied to the carrying value. Management believes that the remaining net carrying value of this and other non-performing assets are adequately secured.

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income in 2002 was immaterial.

     At September 30, 2002, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

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

     Transactions in the reserve for loan losses for the nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001
Balance at beginning of period	$6,555,256	$5,020,212
Provision charged to operations	2,280,000	2,815,000
Recoveries	264,405	189,451
Loans charged off	(1,598,149)	(2,004,901)

Balance at end of period	$7,501,512	$6,019,762

5. Mortgage Servicing Rights

     At September 30, 2002 and December 31, 2001, the Bank held servicing rights to mortgage loans with principal balances of approximately $431,865,000 and $372,755,000, respectively. Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk, However, as of September 30, 2002, management is not aware of any material mortgage loans that will be repurchased. With the strong refinancing activity of the past year, the average interest rate on serviced mortgages was 6.74% at September 30, 2002, down from 7.10% a year earlier.

     Other assets in the accompanying condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001 include approximately $3,827,000 and $3,603,000, respectively, of capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.

     The fair value of the capitalized mortgage servicing rights is determined based on estimates of the present value of expected future cash flows and comparisons to current market transactions involving mortgage servicing rights with similar portfolio characteristics. The Company has engaged a qualified third party to regularly estimate the fair value of MSRs. Such estimates of fair value are affected by point-in-time market assumptions and expectations relative to interest rates, mortgage prepayments, discount rates, as well as portfolio coupon rates, interest rate types (i.e. fixed or variable) and maturities/seasoning of the portfolio. Accounting principles generally accepted in the United States require that, in the event estimated fair value falls below the Company’s carrying value, the Company would record an impairment of this asset. To mitigate this risk, management amortizes the MSRs over their expected life, and additionally amortizes, in full, MSRs that are specifically associated with any serviced mortgages that are paid off. During the quarter ended September 30, 2002, the Company recorded a valuation reserve charge of $350,000 to reflect a modest impairment of MSRs compared to its fair value at that date. The Company does not employ specific hedges to mitigate fair value changes that may occur due to market fluctuations. Therefore, there can be no assurance regarding the possible impairment of MSRs in future periods.

6. Borrowing Agreements

     The Bank is a member of the Federal Home Loan Bank (FHLB) which provides a secured line of credit of $88.2 million (or approximately 15% of assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also has a $10.1 million discount window borrowing line availability from the Federal Reserve Bank System (FRB) which requires specific collateral. In addition, during the first quarter of 2002, the Bank changed its Treasury Tax & Loan (TT&L) election from a collector to investor designation, enabling Federal tax receipts to be held at the Bank within $12.9 million collateral limits and subject to periodic call by the Treasury. At September 30, 2002 the Bank had a total of approximately $13.0 million in short-term borrowings bearing a weighted-average interest rate of 1.56% and $18.0 million in long-term borrowings from FHLB with maturities ranging from 2004 to 2009, bearing a weighted-average interest rate of 3.25%. At December 31, 2001, the Bank had a total of $15.4 million in short-term borrowings ($15.0 million from FHLB and $.4 million from FRB) bearing a weighted-average interest rate of 1.88%. See “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

7. Earnings Per Common Share

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

     A reconciliation of the weighted-average shares used to compute basic and diluted earnings per share is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001
Weighted-average shares outstanding - basic	12,463,397	12,401,193	12,490,211	12,408,257
Incremental shares arising from the dilutive
effect of “in the money” stock options	398,855	260,747	445,122	292,921

Weighted-average shares outstanding - diluted	12,862,252	12,661,940	12,935,333	12,701,178

     All issued and outstanding shares, weighted-average shares and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to retroactively reflect a three-for-two stock split declared in May 2002 and a 20% stock split declared in May 2001.

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

     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto for the nine month and three month periods ended September 30, 2002 and 2001, included in this report.

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

HIGHLIGHTS FOR THE QUARTER AND YEAR-TO-DATE (All per share amounts have been retroactively adjusted for the three-for-two stock split declared in May 2002)

     The Company continued its long term growth trends with net loans of $469.5 million at September 30, 2002, an increase of 13.1% since year-end 2001 and up 17.8% compared to a year ago. Similarly, deposits have also grown steadily for the quarter and year to date in both checking and money market accounts. Deposits were particularly strong during the third quarter because of seasonal tourism, continued in-migration, and strong escrow deposits relating to real estate purchase activity and mortgage refinancing business. Strong seasonal deposit flows in the summer months are consistent with the historical pattern of the Company. Deposits ended the quarter at $502.2 million, up 18.1% from year-end 2001 and up 18.4% compared to a year earlier. Average deposits for the quarter were $462.1 million up 11.0% from the year ago quarter. At quarter end, 95.6% of deposits were “core” in nature (demand, interest bearing demand, savings and time deposits less than $100,000).

     Net income for the quarter ended September 30, 2002 increased 35.8% to $3,124,000, or $.24 diluted net income per common share, as compared to net income of approximately $2,300,000, or $.18 diluted net income per common share, for the same period in 2001. For the nine months ended September 30, 2002, net income was up 35.1% to $8,473,000 or $.66 diluted net income per common share, up from net income of approximately $6,270,000, or $.50 diluted net income per common share, for the same period in 2001. Stronger earnings during the periods were primarily due to higher net interest income resulting from growth in the Company’s loan and deposit portfolios. In addition, net income benefited from a lower provision for loan losses of $450,000 for the quarter, down from an average run rate of $900,000 for the prior several quarters, and $1,100,000 compared to the third quarter of 2001. The reduced provision was the result of the Company’s ongoing analytic and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. In addition, the provision requirement was lower because of the modest loan growth during the third quarter.

     Noninterest income was up 24.3% on a year to date basis owing to strong mortgage origination fees and gains in service charge revenue. The mortgage banking related income for the current quarter was relatively flat compared to the year ago quarter as growth in volume was largely offset by a charge to adjust the value of mortgage servicing rights (MSRs) to fair value. The third quarter charge to MSRs was $350,000 and adjusted the carrying value of MSRs to estimated fair value of .89% of serviced loans. This compares to fair value estimate of 1.03% of serviced loans a year earlier (See Note 5; Mortgage Servicing Rights located on page 10). As has been the case all year, mortgage origination volumes and related fees have continued strong due to the low interest rate climate. At the same time, service charge income has grown 40.0% and 29.4% for the year-to-date and quarter, respectively, due to higher transaction activity levels, customer growth, and product line enhancements.

RESULTS OF OPERATIONS – Nine months and Three months ended September 30, 2002 and 2001

Net Interest Income

     Net interest income increased 13.6% for the nine months and increased 10.4% for the quarter ended September 30, 2002 as compared to the same periods in 2001. The net interest margin (NIM) was at 6.70% for the third quarter ended September 30, 2002, compared to the year ago margin of 7.12%, and the preceding quarter’s margin of 6.89%. The easing of the NIM is the result of the continued low interest rate climate, causing yields to compress against an already low cost of funds base. The third quarter yield on earning assets was 7.61% compared to 7.90% in the prior quarter, while overall cost of funds declined to .95% compared to 1.04% for the preceding quarter, well below the 1.90% from a year earlier. On November 6, 2002, prior to the filing of this report, the Federal Reserve lowered the federal funds rate an additional .50% to 1.25%. It is anticipated that this rate change will continue to pressure the NIM as loan yields compress against an already low cost of funds. Assuming interest rates remain at this new benchmark level or increase only modestly in the second half of 2003, management would expect the margin to moderate toward the 6.15% to 6.40% range by late 2003. Should the federal funds rate fall to 1.00% the NIM would likely fall an additional .10% to .20% in 2003. See the “Interest rate risk” section of the Company’s 2002 Form 10K for a more exhaustive discussion of interest rate risk profile. Because of the volatility of market rates, competitor behavior, event risk, possible model or assumption error and other uncertainties, there can be no assurance that any prediction of NIM will be realized. In addition, this projection does not encompass all possible paths of future market rates, in terms of absolute change or rate of change, or changes in the shape of the yield curve. Nor do model forecasts anticipate changes in credit conditions that could affect results, or consider unforeseen changes in loan and deposit volumes, pricing or portfolio management tactics.

     Total interest income decreased approximately $715,600 (or 2.5%) for the nine months and decreased approximately $53,300 (or 0.5%) for the quarter ended September 30, 2002 as compared to the same periods in 2001, as a result of the low rate environment. For the same reason, total interest expense decreased approximately $3,648,000 (or 50.1%) for the nine months and decreased approximately $863,200 (or 42.4%) for the quarter ended September 30, 2002 as compared to the same periods in 2001. All categories of interest expense have decreased over the periods presented, with the exception of borrowings expense which increased slightly in the third quarter of 2002 as compared to the prior year quarter due to the FHLB term advances booked in the current period.

Loan Loss Provision

     At September 30, 2002, the reserve for loan losses was 1.57% of total loans, consistent with the 1.55% at December 31, 2001 and up from 1.49% at September 30, 2001. Year to date, the loan loss provision was $2,280,000 compared to $2,815,000 for the comparable period in 2001. The provision decreased to $450,000 for the quarter ended September 30, 2002 as compared to $1,100,000 for the third quarter 2001. This reduction in provision was the result of the Company’s ongoing analytic and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. In addition, the provision requirement was lower because of modest loan growth during the third quarter. Management believes the estimated reserve for loan losses is at an appropriate level consistent with the known and inherent risks within the loan portfolio.

Noninterest Income

     Total noninterest income increased 24.3% for the nine months, but was up only a modest 2.7% for the quarter ended September 30, 2002 as compared to the same periods in 2001. Service charges on deposit accounts increased 40.0% in the nine months and 29.4% for the quarter ended September 30, 2002, as compared to the year earlier periods. These increases primarily resulted from improvements in pricing and processing of overdraft transactions, including customers’ increased use of Bounce Protection on checking accounts. Home purchase and refinance activity benefited the Company’s mortgage banking activity with mortgage revenue (net of loan servicing fees) increasing approximately $237,800 (or 14.1%) for the nine months but decreased $243,300 (or 35.2%) for the quarter ended September 30, 2002, as compared to the same periods a year ago. The increase for the nine-month period was primarily attributable to mortgage origination volumes of $149.9 million for the nine months ended September 30, 2002, up from $130.0 million in the same period a year ago, augmented by improved margins on sales of loans. As discussed above, the decrease in the third quarter net mortgage revenue resulted from a $350,000 pre-tax valuation charge related to mortgage servicing rights that brought the carrying value of MSRs to estimated fair value.

Noninterest Expense

     Total noninterest expense increased 8.6% for the nine months and 3.2% for the quarter ended September 30, 2002 as compared to the same periods in 2001. With most categories of noninterest expense increasing over the periods presented due to growth in business volumes, the increase was primarily centered in personnel, occupancy and equipment expenses. For the third quarter 2002, the category Other Expense was modestly lower due to a decrease in costs associated with several third party escrow service agreements.

Income Taxes

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income. The Company’s combined Federal and State effective income tax rate for both the third quarter and year to date 2002 was 39.0% compared to 38.9% for both the quarter and year-to-date in 2001

FINANCIAL CONDITION

     Asset growth was strong in the third quarter of 2002 with total assets increasing 20.3% to $588.1 million at September 30, 2002 compared to $488.8 million at December 31, 2001. This year-to-date increase was primarily due to growth in the loan portfolio and a higher level of overnight federal funds sold. Total loans outstanding (net of deferred loan fees) increased 13.1 % to $477.0 million at September 30, 2002 as compared to $421.7 million at December 31, 2001. The growth was primarily concentrated in the commercial loan and commercial real estate loan portfolios, up $25.9 million and $20.2 million, respectively, consistent with the nature of economic growth in the markets served by the Company. Overnight federal funds sold increased to $36 million as period end liquidity was seasonally strong. The investment securities portfolio grew $5 million from year end 2001 to meet collateral needs.

     This asset growth was funded by the increased deposits and higher borrowings. Deposits increased 18.1% to $502.2 million at September 30, 2002 compared to $425.3 million at December 31, 2001. All categories of deposits increased, with the exception of time deposits, which decreased slightly while the largest deposit increases were in demand and money market accounts. Average deposits for the quarter were up 11.0% compared to a year earlier. The increase in average deposits is lower than period end comparisons because escrow balances were particularly high on September 30, 2002 as discussed in the “Highlights” section. The Company borrowed $18 million in term advances from FHLB during the quarter to match fund and protect the margin on a portion of its adjustable rate loan portfolio (see “Liquidity” section).

     Non-performing assets decreased at September 30, 2002 to .26% of total assets compared to .51% at year-end 2001.

     The Company had no off balance sheet derivative financial instruments as of September 30, 2002 and December 31, 2001.

CAPITAL RESOURCES

     The Company’s total stockholders’ equity at September 30, 2002 was $48.7 million, an increase of $7.0 million from December 31, 2001. The increase was the net result of earnings of $8.5 million for the nine months ended September 30, 2002, less cash dividends to shareholders of $2.4 million during the nine months ended September 30, 2002. In addition, at September 30, 2002 the Company had a net unrealized gain on available for sale securities of approximately $.7 million.

     At September 30, 2002, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.70% and 11.00%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

LIQUIDITY

     It is the Company’s liquidity goal to have sufficient available funds to meet depositor withdrawals as well as to fund borrowing needs of its customers. The Bank’s stable deposit base is the foundation of its long-term liquidity since these funds are not subject to significant volatility as a result of changing interest rates and other economic factors. A further source of liquidity is the Bank’s ability to borrow funds from a variety of reliable counterparties. The Bank may pledge its portfolio of investment securities and certain real estate and business loans to provide collateral to support its borrowing needs.

     During the quarter, the Company borrowed $18 million in term funding from the Federal Home Loan Bank (FHLB) to match fund and protect the interest margin on a portion of its adjustable rate loans. These advances averaged 3.5 years to maturity at a 3.25% weighted interest rate. In the event the Company required short-term liquidity, correspondent banks have approved unsecured lines of credit totaling $21.0 million as of September 30, 2002. Additionally the FHLB provides a secured line of credit of $88.2 million (or approximately 15% of total assets) that may be accessed for short or long-term borrowings given sufficient qualifying collateral. At September 30, 2002 the Bank had sufficient collateral to support aggregate borrowings up to $63.0 million from FHLB. The Bank has a total of $10.1 million short term borrowing availability from the Federal Reserve Bank (FRB) limited by specific qualifying collateral. In addition, during the first quarter of 2002, the Bank changed its Treasury Tax & Loan (TT&L) election from a collector to investor designation, enabling Federal tax receipts to be held at the Bank within $12.9 million collateral limits and subject to periodic call by the Treasury. Borrowing capacity may be augmented by the State of Oregon community bank CD program, whereby the State places CDs in community banks that qualify under the program (limited to 5% of deposits or approximately $25 million). At September 30, 2002 deposits include a $5.0 million State of Oregon Certificate of Deposit with a maturity of October 16, 2002 bearing an interest rate of 1.79% under this program. At September 30, 2002 the Bank had outstanding short-term and long term borrowings of $13.0 million and $18.0 million respectively, with aggregate remaining borrowings capacity of $101.2 million, given sufficient collateral availability. At that date, the Company had collateral to support approximately $86.0 million in borrowings. The Company continues to have ample available funding sources from reliable counterparties.

     Consistent with the year earlier period, at September 30, 2002 the Bank had approximately $143.7 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. Approximately 28% of total commitments pertain to various construction projects. Under the terms of such construction commitments and the Company’s loan policies, completion of specified project benchmarks are to be certified by borrower and builder and approved by the Company before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

     The Company originates and sells residential mortgage loans, an activity which may involve commitments to originate mortgages at a specific interest rate to a customer in the future (a rate lock), or the Company may commit to sell a mortgage at a specific price in the future to FannieMae or other mortgage investors. The Company makes commitments on a loan by loan “flow” basis. Such commitments could be subject to market price risk should mortgage market prices move adversely and the Company fails to deliver a mortgage loan into the commitment. The Company does not hedge the possible market risk of these commitments but does not believe the exposure to be material. (See Note 5 “Mortgage Servicing Rights” for discussion of fair value impairment risk that may approximate market price risk). The Company also evaluates other risks that may tangentially affect the valuation of its assets such as in credit quality, concentration, and liquidity risks. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

     The Company did not experience a material change in market risk at September 30, 2002 as compared to December 31, 2001.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls

     Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II —OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification signed by Patricia L. Moss pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification signed by Gregory D. Newton pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification signed by Patricia L. Moss pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.4	Certification signed by Gregory D. Newton pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date 11/12/02	CASCADE BANCORP —————————————— (Registrant) By /s/ Patricia L. Moss —————————————— Patricia L. Moss, President & CEO

Date 11/12/02	By /s/ Gregory D. Newton —————————————— Gregory D. Newton, EVP/Chief Financial Officer

Form 10-Q; 9/30/02 17