Form 10-K
period 2002-12-31
CASCADE BANCORP
filed 2003-03-17
CIK 865911

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $173,704,551 aggregate market value as of February 28, 2003, based on the average bid and asked price.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,563,072 shares of no par value Common Stock on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the issuer’s definitive proxy statement for the annual meeting of shareholders to be held on April 21, 2003.

CASCADE BANCORP
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

		Page
	PART I

Item 1.	BUSINESS	3

Item 2.	PROPERTIES	9

Item 3.	LEGAL PROCEEDINGS	9

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

	PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	9

Item 6.	SELECTED FINANCIAL DATA	10

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	53

	PART III

Item 10 through 13

Part III, items 10 through 13 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with the Company’s Annual Meeting of Shareholders to be held on April 21, 2003. (Executive Officers, Compensation arrangements, Director and Management Ownership; Related Party Transactions)

Item 14.	CONTROLS AND PROCEDURES	53

	PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	53

SIGNATURES		54

CERTIFICATIONS		55

PART I

Item 1.             BUSINESS

Company

Cascade Bancorp (Bancorp) is an Oregon chartered Financial Holding Company formed in 1990 and headquartered in Bend, Oregon, with its principal subsidiary Bank of the Cascades (the Bank). Together these entities are referred to as (“the Company”). At December 31, 2002 the Company had total consolidated assets of approximately $578 million, net loans of approximately $492 million and deposits of approximately $502 million.

Bank of the Cascades

The Bank was chartered as an Oregon State bank in March 1976 and opened for business in February 1977. The Bank is a community bank offering the full range of financial services to its business and consumer clients, including residential mortgage, trust and investments. The Bank has a total of twelve branches, nine of which are located in Central Oregon, while three offices are in the Salem/Keizer communities of Oregon. Two additional offices are currently under construction; one in West Salem which is expected to open in mid-2003 and the other in the Old Mill district of Bend which is expected to open early 2004. In Deschutes County, its largest market concentration, the Company is the market share leader in customer deposits, holding over 32% market share. The Bank also is the market share leader in construction and commercial real estate lending as well as in residential mortgage origination. Over the past decade the population of Deschutes County has grown at a rate among the fastest of all counties in the United States. This rapid growth has been driven by in-migration of persons seeking a higher quality of life. The Region is ranked in the “Six Best Vacation Destinations and Hometowns” by Time Magazine and as one of the “Five Best Places to Retire” and the “Fourth Best Place for Families to Recreate in the United States” by Money Magazine. With this growth has come increasing real estate, service, healthcare, professional, and tourism/recreational industries. The Bank’s headquarters are located in Bend, Oregon.

With a personal-touch relationship banking strategy, the Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized business, professional and consumer accounts. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. Due to the continued expansion of the local population, real estate lending represents approximately 71% of total loans. The Bank originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services such as cash management, lock box, internet banking and electronic bill payment.

In mid-1999 the Company began offering Trust and Investment services. Trust services focus on the personal trust needs of clients by providing living and testamentary trust, asset and financial management, and fiduciary services. Investment services are provided by a licensed on-site broker through a broker/dealer and agent relationship.

Employees

The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be good. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Company had 238 full-time employees as of December 31, 2002, up from 207 at the prior year end. None of the employees of the Company are subject to a collective bargaining agreement.

Business Strategy

The Company is the dominant market-share bank in its main Deschutes County (Oregon) market, growing to over 32% share of deposits and a leadership position in commercial real estate, construction, consumer and residential mortgage lending. Deschutes County is a fast growing market, with county population growth rate in the 98th percentile in the U.S. during the past decade. The Company has established the following key performance goals: 1) Consistently exceed 18% return on equity, 2) Consistently exceed 10% growth in earnings per share, 3)

Identify and prudently manage credit and business risk and 4) Strive to profitably diversify revenue and 5) Continuously seek efficiency improvements in all its activities.

For a quarter of a century, the Bank has focused on personal-touch relationship banking, delivering competitive financial products and premier customer service. The Company is committed to providing “customer choice” in accessing banking products, including traditional branches, ATMs, Internet banking, and telephonic access, and is committed to the application of advanced technology for the convenience of customers. Importantly, the Company strives to recruit and retain the best in-market bankers for competitive advantage.

In a recent nationwide peer analysis, the Company was recognized by American Banker magazine as being among the highest return on equity banks in the country over the past five years. While the Company has achieved strong and profitable growth in past years, there can be no assurance as to the ongoing achievement of these goals due to the inherent uncertainty of future events, competitive forces, the vitality of the local, regional and national economy and other unforeseen circumstances.

In addition to targeting growth and increased market share in its existing locations, the Company may also consider future expansion by de novo branching when it identifies market opportunities. The Company initiated such a strategy in Salem, Oregon in 1999 and will open its fourth office in the Salem area in mid-2003. The Company may also consider strategic partnerships or business acquisitions to expand its market opportunities.

Within the Company’s risk management objectives are to implement loan policies and underwriting practices designed to prudently manage credit risk. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits augmented by time deposit balances to efficiently fund its loan and investment activities. The Company may utilize borrowings or other wholesale funding from reliable counterparties such as the Federal Home Loan Bank and the Federal Reserve Bank. The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling

Factors That May Affect Future Results

Competition

Commercial and consumer banking in Central Oregon, as well as in the State of Oregon and the nation as a whole, is highly competitive. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial service providers. In addition to price competition for deposits and loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience as well as in fees and service charges. In addition, improvements in technology, communications and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition for banking and financial services and thus affect future profitability.

The Company competes for customers principally through its commitment to customer service, the relative attractiveness of its products and services, and by ensuring customer convenience and functionality in accessing those products and services. The Company believes its community banking philosophy, technology investments and focus on small and medium-sized business, professional and consumer accounts enables it to compete effectively with other financial service providers. In addition, the Company’s lending officers and senior managers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To serve customers whose borrowing requirements exceed its lending limits, the Bank may participate loans to other financial institutions.

Geographic Concentration

The Company generates substantially all of its loans and deposits from customers located within the Company’s Central Oregon and Salem service areas. Approximately 81% of total loans and 89% of deposits are attributable to its Central Oregon business, while the remaining 19% and 11%, respectively, stem from Salem area business. The Company is thus subject to and is directly affected by the trends and changes in the economic vitality of these regions. Because of the rapid population growth of Central Oregon over the past decade, and the tourism and service nature of the economy in its primary Central Oregon market, the Bank loan concentration has historically been in real estate construction and commercial real estate loans.

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

Financial Moderniation Act

On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while reserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a “Financial Holding Company,” a subset of bank holding companies that satisfy the following criteria:

•          All of the depository institution subsidiaries must be well capitalized and well managed;

•          The holding company must file a declaration with the Federal Reserve Board that it elects to be a financial holding company to engage in activities that would not have been permissible before the Gramm-Leach-Bliley Act; and

•          All of the depository institution subsidiaries must have a Community Reinvestment Act rating of “satisfactory” or better.

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

The Company became a designated “Financial Holding Company” in 2000, but does not expect such designation to have a material effect on its financial condition or results of operations.

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

The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank’s current CRA rating is “Satisfactory”.

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

The Deposit Insurance Funds Act of 1996 (“Funds Act”) eliminated the statutorily imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 cents per $100 of deposits per year. The Bank’s FDIC insurance expense for 2002 was approximately $73,000.

Regulatory Capital

The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 2002 the Company is considered “well capitalized” according to these regulatory capital guidelines. See footnote 17 to the Financial Statements in this report.

The FRB and FDIC promulgate risk-based capital guidelines for banks and bank holding companies. Risk-based capital guidelines are designed to make capital requirements sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

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

At December 31, 2002, the Company’s Tier 1, total risked-based capital and leverage ratios were 9.94%, 11.24% and 8.88%, respectively.

The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. At December 31, 2002, the Company is considered “Well-capitalized”.

State Regulations Concerning Cash Dividends

The principal source of Bancorp’s cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend shall not be greater than its unreserved retained earnings, deducting there from, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; (3) all accrued expenses, interest and taxes of the institution.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

Item 2.            PROPERTIES

At December 31, 2002, the Company conducted banking services in twelve locations. Nine located in Central Oregon and three in the Salem/Keizer communities of Oregon. All offices are free standing buildings except one location, which is leased space in a supermarket. The main office and five other branch buildings are owned and are situated on leased land. The Bank owns land and building at two branch locations. The Bank leases land and buildings at four branch locations. In addition, the Bank leases space for its Information Systems/Operation Center and Mortgage Center, located in Bend, Oregon. All leases include multiple renewal options. In addition, The Bank owns property on the two additional offices currently under construction, West Salem and the Old Mill district of Bend

The Bank’s Main Office is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. Monthly rental is $5,290 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Human resources, trust & investments and credit functions occupy approximately 8,400 square feet. A separate drive-up facility is also located on site. In 1999 the Bank acquired a 3,000 square foot adjacent building and land for future expansion.

In the opinion of management all of the Bank’s properties are adequately insured.

Item 3.             LEGAL PROCEEDINGS

The Company is from time to time a party to various legal actions arising in the normal course of business. Management believes that there are no threatened or pending proceedings against the Company, which, if determined adversely, would have a material effect on the business or financial position of the Company.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of 2002.

PART II

Item 5.             MARKET FOR CASCADE BANCORP’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cascade Bancorp common stock trades on The NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol CACB. The primary market makers are: RBC Dain Rauscher, Wells Fargo Investments-Ragen MacKenzie Division, D.A. Davidson & Co., Hoefer & Arnett Inc., Pacific Crest Securities Inc., Herzog, Heine, Geduld, Inc., and Keefe, Bruyette & Woods, Inc.

The high and low sales prices shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The NASDAQ Stock Market for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
High	$12.30	$18.38	$18.09	$15.25
Low	$10.40	$12.47	$13.51	$12.42
2001
High	$ 8.96	$ 9.72	$11.21	$10.97
Low	$ 7.43	$ 7.55	$ 8.43	$ 8.65

The Company declared a 50% (3:2) stock split in May 2002 and a 20% (6:5) stock split in May 2001. The Company announced the establishment of regular quarterly cash dividends in 1997. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

Dividends Declared and Paid

	First Quarter Per Share	Second Quarter Per Share	Third Quarter Per Share	Fourth Quarter Per Share

2003	$.08	N/A	N/A	N/A
2002	$.06	$ .06	$ .07	$ .07
2001	$.05	$ .05	$ .05	$ .05

At February 28, 2003, the Company had 12,563,072 shares of common stock outstanding held by approximately 3,300 shareholders of record.

Item 6.             SELECTED FINANCIAL DATA

Cautionary Information Concerning Forward-Looking Statements

The following section contains forward-looking statements which are not historical facts and pertain to our future operating results. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates” and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, changes in interest rates including timing or relative degree of change, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the areas of Central Oregon and Salem/Keizer, Oregon. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

The following tables present certain financial and statistical information with respect to the Company for the periods indicated. Most of the information is required by Guide 3, “Statistical Disclosure by Bank Holding Companies”, published by the SEC. At the beginning of each table, information is presented as to the nature of data disclosed in the table.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policy upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments is as follows:

Reserve for Loan Losses: Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes, which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

	Years ended December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data (at period end)
Investment securities	$28,571	$25,885	$24,293	$30,136	$49,422
Loans, gross	500,924	423,172	358,674	280,103	208,163
Total assets	578,359	488,753	423,293	347,904	300,774
Total deposits	501,962	425,258	358,198	285,313	270,863
Non-interest bearing deposits	209,524	162,676	128,249	107,188	115,532
Core Deposits (1)	483,505	391,443	333,150	271,240	261,553
Total shareholders’ equity (2)	51,188	41,680	34,981	29,571	26,922
Income Statement Data
Interest income	$37,897	$38,298	$35,523	$28,076	$22,453
Interest expense	4,657	8,771	9,959	6,337	5,182
Net interest income	33,240	29,527	25,564	21,739	17,271
Loan loss provision	2,680	3,690	2,751	2,110	1,179
Net interest income after loan loss provision	30,560	25,837	22,813	19,629	16,092
Non-interest income	9,663	7,829	5,983	5,305	5,479
Non-interest expense	21,023	19,313	16,794	14,923	12,314
Income before income taxes	19,200	14,353	12,002	10,011	9,257
Provision for income taxes	7,485	5,671	4,683	3,773	3,491
Net income	$11,715	$8,682	$7,319	$6,238	$5,766
Share Data (2)
Basic earnings per common share	$0.94	$0.70	$0.59	$0.51	$0.47
Diluted earnings per common share	$0.91	$0.68	$0.58	$0.49	$0.45
Book value per common share	$4.09	$3.35	$2.82	$2.39	$2.18
Cash dividends declared per common share	$0.26	$0.21	$0.18	$0.18	$0.17
Ratio of dividends declared to net income	27.68%	30.48%	30.07%	35.19%	36.72%
Basic Average shares outstanding	12,474	12,404	12,379	12,346	12,330
Fully Diluted average shares outstanding	12,871	12,675	12,577	12,638	12,715
Key Ratios
Return on average total shareholders’ equity	25.62%	22.92%	23.27%	22.26%	22.72%
Return on average total assets	2.20%	1.88%	1.86%	1.88%	2.18%
Net interest spread	6.17%	5.88%	5.78%	6.21%	6.40%
Net interest margin	6.75%	7.02%	7.21%	7.46%	7.40%
Total revenue (net int inc + non int inc)	$42,903	$37,356	$31,331	$27,148	$22,882
Efficiency ratio (3)	49.00%	51.70%	52.91%	55.35%	54.39%

	Years ended December 31,

	2002	2001	2000	1999	1998

Asset Quality Ratios
Loan loss reserve	$7,669	$6,555	$5,020	$3,525	$2,636
Reserve to ending total loans	1.53%	1.55%	1.40%	1.26%	1.28%
Non-performing assets (4)	$1,505	$2,486	$684	$662	$581
Non-performing assets to total assets	0.26%	0.51%	0.16%	0.19%	0.19%
Delinquent >30 days to total loans	0.17%	0.43%	0.57%	0.44%	0.38%
Net Charge off’s	$1,566	$2,155	$1,256	$1,221	$592
Net loan charge-offs (annualized)	0.34%	0.55%	0.39%	0.49%	0.32%
Mortgage Activity
Mortgage Originations	$224,308	$164,436	$77,108	$97,935	$146,562
Total Servicing Portfolio (sold loans)	$453,536	$375,051	$285,548	$268,792	$233,083
Capitalized Mortgage Servicing Rights (MSR’s)	$4,071	$3,603	$3,019	$2,838	$2,291
Capital Ratios
Average shareholders’ equity to average assets	8.60%	8.20%	7.99%	8.46%	9.61%
Leverage ratio (5)	8.88%	8.58%	8.27%	8.37%	8.99%
Total risk-based capital ratio (5)	11.24%	10.92%	10.64%	11.09%	12.47%

______________

(1)      Core deposits include all demand, interest bearing demand, savings plus time deposits of amounts less than $100,000.

(2)      Adjusted to reflect a 50% (3:2) stock split in June 1998, a 10% stock dividend declared in June 1999, a 20% (6:5) stock split declared in May 2001, and a 50% (3:2) stock split declared in May 2002.

(3)      Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(4)      Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(5)      Computed in accordance with FRB and FDIC guidelines.

Selected Quarterly Financial Data

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2002 and 2001. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth therein (in thousands, except per share amounts):

	2002 Quarters Ended

	Dec. 31	Sept. 30	Jun. 30	Mar. 31

Interest income	$9,722	$9,762	$9,422	$8,991
Interest expense	1,024	1,175	1,212	1,247

Net interest income	8,699	8,587	8,210	7,744
Loan loss provision	400	450	900	930

Net interest income after loan loss provision	8,299	8,137	7,310	6,814
Noninterest income	2,898	2,091	2,344	2,330
Noninterest expense	5,882	5,106	4,994	5,041

Income before income taxes	5,315	5,122	4,660	4,103
Provision for income taxes	2,073	1,998	1,817	1,597

Net income	$3,242	$3,124	$2,843	$2,506

Weighted average number of shares outstanding (1)	12,507	12,490	12,466	12,434
Basic earnings per share (1)	$0.26	$0.25	$0.23	$0.20
Fully diluted weighted average number of shares outstanding (1)	12,897	12,935	12,883	12,768
Fully diluted earnings per share (1)	$0.25	$0.24	$0.22	$0.20

	2001 Quarters Ended

	Dec. 31	Sept. 30	Jun. 30	Mar. 31

Interest income	$9,408	$9,815	$9,748	$9,327
Interest expense	1,490	2,038	2,492	2,752

Net interest income	7,918	7,777	7,256	6,575
Loan loss provision	875	1,100	1,000	715

Net interest income after loan loss provision	7,043	6,677	6,256	5,860
Noninterest income	2,307	2,101	1,827	1,594
Noninterest expense	5,265	5,014	4,664	4,370

Income before income taxes	4,085	3,764	3,419	3,084
Provision for income taxes	1,673	1,464	1,331	1,203

Net income	$2,412	$2,300	$2,088	$1,881

Weighted average number of shares outstanding (1)	12,411	12,408	12,401	12,395
Basic earnings per share (1)	$0.19	$0.19	$0.17	$0.15
Fully diluted weighted average number of shares outstanding (1)	12,716	12,701	12,656	12,629
Fully diluted earnings per share (1)	$0.19	$0.18	$0.16	$0.15

______________

(1)      Adjusted to give retroactive effect to a 50% (3:2) stock split declared in May 2002 and a 20% (6:5) stock split declared in May 2001.

Item 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 included elsewhere in this report.

Highlights

2002 financial results continue the Company’s multi-year performance of strong loan and deposit growth generating double-digit gains in net income and earnings per share (EPS). Net Income was up 34.9% in 2002, compared to an increase of 18.6% for 2001 and a 17.3% improvement in 2000. 2002 net income totaled $11.7 million compared to $8.7 million in 2001 and $7.3 million in 2000. EPS (diluted) for 2002 was $.91, up 33.8% from the $.68 recorded in 2001 and $.58 in 2000. The Company has generated a 5-year annual compound growth in net income and EPS above 18%.

Return on Equity remained above 20% for the sixth consecutive year at 25.6%. In a recent nationwide peer analysis, American Banker magazine continued to rank Cascade Bancorp among the top 10 banks in the nation in its peer group over the past five years. Meanwhile, Return on Assets was 2.20% in 2002 compared to 1.88% and 1.86% for the prior two years. During 2002 both loan and deposit volumes grew in excess of 18% comparable to the 17.6% and 18.7% growth rates for loans and deposits in 2001.

Loan and Deposit volumes continued strong in concert with the solid economic growth in the Company’s main Central Oregon market. Loan growth was particularly concentrated in the Commercial and Commercial Real Estate portfolios. Deposit volumes were up across all categories except time certificates of deposit, which were lower mainly due to run-off of State of Oregon time deposit balances. The growth in loans and deposits drove an increase in net interest income of $3.7 million or 12.6%, slightly below the 15.5% growth in net interest income in 2001. This was a result of the low interest-rate climate which continued to cause yields on loans to compress against an already low cost of funds. The net interest margin reflected this situation, easing to 6.75% in 2002 compared to 7.02% in 2001 and 7.21% in the year 2000.

The Company’s underlying loan credit quality remained solid in 2002 while key indicators of bank credit quality improved during the year. Over the course of the past two years, the USA as a whole has endured a brief economic recession followed by a slow growth recovery. While the Central Oregon market in particular has continued to have relatively positive growth over this period, the Company did experience an increase in its loan delinquency rate and charge-offs between 2000 and 2001, peaking in late 2001. 2002 has seen improvement in the key credit indicators.

2002 Delinquent Loans greater than 30 days past due improved to just .17% of total loans at year end 2002, compared to .43% and .57% in the prior two years. Non-performing assets also improved in 2002 to .26% of total assets at year end, versus .51% at the year end 2001. Meanwhile net loan charge-offs were lower in 2002 at $1.6 million or .34% of loans, compared to $2.2 million or .55% of loans in 2001.

Since the beginning of the Country’s economic downturn in 2001, the Company has seen its Reserve for Loan Losses grow from 1.35% of total loans in mid 2001 to 1.53% at December 2002. The growth in the reserve resulted primarily from provision expense that peaked in 2001 at $3.7 million. Because of lower net charge-offs and the sound credit quality profile evident in 2002, provisioning expense declined to $2.7 million for the year. Based upon its analytical and evaluative assessment, management has deemed the estimated reserve for loan losses to be appropriate under the current circumstances and conditions.

Non-interest income was strong in 2002 led by growth in mortgage banking income and service charge income. Mortgage banking income was up 30.5% from 2001, the result of record home purchase and refinance origination activity, invigorated by the ongoing low interest rate climate.

Non-interest expense increased 8.9% during 2002, down from double-digit increases in the prior two years. Higher expenses resulted primarily from staffing increases and personnel related expenses including variable commission and incentive pay based upon the Company’s strong performance.

RESULTS OF OPERATIONS — Years ended December 31, 2002, 2001, and 2000

Net Interest Income

Net interest income (gross interest income net of funding costs) was $33.2 million in 2002 compared to $29.5 and $25.6 million in 2001 and 2000, respectively. In percentage terms, net interest income was up 12.6% and 15.5% in 2002 and 2001, respectively. The main factors affecting net interest income in 2002 were the continued strength in loan and deposit growth as well as the ongoing low interest-rate climate. Solid loan growth contributed to steady interest income in both 2002 and 2001. However, declining market interest rates over the past two years continued to cause yields on earning assets to fall. Loan yields in 2002 were 8.00% compared to 9.35% in 2001 and 10.39% in 2000. At the same time, average rates paid on interest bearing deposits and borrowings decreased in 2002 to 1.52% versus 3.22% in 2001, and 4.24% in 2000. When non-interest bearing deposits are included in the calculation, the overall cost of funds for the Company was .97% in 2002, compared to 2.10% for 2001 and 2.77% in 2000. Consequently, interest expense fell to $4.7 million in 2002 compared to $8.8 million in 2001 and nearly $10 million in 2000, despite an increase in deposits of $76.7 million at year end 2002. For these reasons, the Company’s net interest margin fell to a still strong 6.75% in 2002 versus 7.02% in 2001 and 7.21% in 2000.

Average Balances and Average Rates Earned and Paid

The following table sets forth for 2002, 2001, and 2000 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. (Dollars in thousands):

	Year ended December 31, 2002			Year ended December 31, 2001			Year ended December 31, 2000

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$28,344	$1,152	4.06%	$24,317	$1,345	5.53%	$29,380	$1,862	6.34%
Non-taxable securities (1)	854	37	4.33%	883	38	4.30%	834	36	4.32%
Federal funds sold	5,412	85	1.57%	1,259	52	4.13%	2,273	150	6.60%
Loans (2)(3)	457,906	36,623	8.00%	394,432	36,863	9.35%	322,153	33,475	10.39%

Total earning assets	492,516	37,897	7.69%	420,891	38,298	9.10%	354,640	35,523	10.02%
Reserve for loan losses	(7,275)			(5,519)			(4,181)
Cash and due from banks	21,631			21,683			19,954
Premises and equipment, net	9,453			9,087			8,181
Other Assets	15,499			15,527			15,221

Total assets	$531,824			$461,669			$393,815

Liabilities & Stockholders’ Equity
Int. bearing demand deposits	$195,526	2,278	1.17%	$162,766	4,136	2.54%	$142,012	5,192	3.66%
Savings deposits	21,421	146	0.68%	18,073	247	1.37%	16,124	323	2.00%
Time deposits	62,287	1,666	2.67%	72,125	3,502	4.86%	55,995	3,124	5.58%
Other borrowings	26,606	567	2.13%	19,655	886	4.51%	20,873	1,320	6.32%

Total interest bearing liabilities	305,742	4,657	1.52%	272,619	8,771	3.22%	235,004	9,959	4.24%
Demand deposits	173,105			144,994			124,144
Other liabilities	7,250			6,179			3,215
Total liabilities	486,097			423,792			362,363
Stockholders’ equity	45,727			37,877			31,452

Total liabilities & equity	$531,824			$461,669			$393,815

Net interest income		$33,240			$29,527			$25,564

Net interest spread			6.17%			5.88%			5.78%

Net interest income to earning assets			6.75%			7.02%			7.21%

______________

   (1)   Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

   (2)   Loan related fees included in the above yield calculations: $1,885,000 in 2002, $1,493,000 in 2001, and $1,538,000 in 2000.

   (3)   Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

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

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	Year ended December 31,

	2002 over 2001			2001 over 2000

	Total Increase (Decrease)	Amount of Change Attributed to		Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate		Volume	Rate

Interest income:
Interest and fees on loans	$(240)	$5,510	$(5,750)	$3,388	$7,124	$(3,736)
Taxable securities	(193)	194	(387)	(517)	(300)	(217)
Non-taxable securities	(1)	(1)	—	2	1	1
Federal funds sold	33	119	(86)	(98)	(55)	(43)

Total interest income	(401)	5,822	(6,223)	2,775	6,770	(3,995)

Interest expense:
Interest on deposits:
Interest bearing demand	(1,858)	601	(2,459)	(1,056)	647	(1,703)
Savings	(101)	35	(136)	(76)	33	(109)
Time	(1,836)	(367)	(1,469)	378	841	(463)
Other borrowings	(319)	231	(550)	(434)	(32)	(402)
Total interest expense	(4,114)	500	(4,614)	(1,188)	1,489	(2,677)

Net interest income	$3,713	$5,322	$(1,609)	$3,963	$5,281	$(1,318)

Non-interest Income

2002 non-interest income grew by 23.4% or $1,834,000, including an increase of $637,000 or 30.5% in mortgage banking income. Mortgage results were driven by the sustained low interest rate environment. In addition, service charge income increased $768,000 or 21.9% in 2002. This service charge increase resulted from higher overdraft transaction activity, along with generally higher transaction volumes arising from growth in customer accounts and relationships.

With mortgage market rates at attractive levels throughout 2002, strong home purchase and refinance activity improved the Company’s mortgage banking results. 2002 residential mortgage origination volumes totaled $224 million, compared to $183 million in 2001, and $77 million in 2000. Net mortgage revenues increased to $2.7 million in 2002 up from $2.1 million the prior year.

The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Therefore there can be no assurance as to the future amounts of income that will be received in origination fees and gains on sales of residential mortgage loans.

The Company routinely sells the residential mortgage loans it originates to Fannie Mae, a U.S. Government sponsored enterprise. The Company services such loans for Fannie Mae and is paid approximately .25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $454 million at December 31, 2002 and $375 million at December 31, 2001, upon which were recorded related Mortgage Servicing Rights (MSR) of approximately $4.1 million and $3.6 million, respectively.

The Company capitalizes the estimated market value of MSR into income upon origination and sale of each mortgage loan. The Company amortizes MSR in proportion to the servicing income it receives from Fannie Mae over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSR balance that is specifically associated with a serviced loan that is refinanced or paid-off.

MSR is also subject to impairment in the event the market value of MSR falls below the carrying amount. In such an event, an MSR impairment charge is made against income in that period and a valuation allowance would be established to reflect the adjustment. The Company has engaged a qualified third party to estimate the market value of MSR on a recurring basis. In its accounting for MSR, management believes it applies reasonable assumptions for capitalization levels, MSR amortization amounts and expected lives of serviced loans. However, because of possible unusual volatility in the market price of MSR, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. As a result of its fair value analysis, in 2002 the Company recorded a $350,000 impairment charge to lower the MSR carrying value to fair value. Including this impairment charge, year-end capitalized mortgage servicing rights totaled approximately $4.1million or .90% of the total servicing portfolio. This compares to 2001 MSR of $3.6 million or .96% of the total servicing portfolio. The serviced mortgages carry an average interest rate of approximately 6.52% as of year-end 2002 compared to an average interest rate of approximately 6.92% as of year-end 2001.

Non-interest Expense

Total Non-Interest Expense for the year 2002 was $21.0 million, an increase of 8.9% compared to 2001. Non-interest expense for 2001 was $19.3 million, an increase of 15.0% from 2000. In the years presented, non-interest expense increased in tandem with the growth of the business. Increases were primarily a result of higher human resource costs, including staffing increases to meet growing business volumes, along with incentive-based bonuses and variable mortgage commissions that are directly tied to the increasing profitability of the Company. 2002 staff increases were primarily in the Mortgage Center owing to record business volumes, plus additional loan officer and branch staff positions. During the periods presented, growing expenses funded new branch locations, equipment, communication and information systems, marketing, postage, donations, legal and professional services. Despite increased expenses, the efficiency ratio of the Company improved over the periods, as the higher costs were leveraged against increased revenues generated from the strong growth of the Company.

Income Taxes

The provision for income taxes increased during the periods presented primarily as a result of higher pre-tax income.

Financial Condition

Total assets increased 18.3% to $578.4 million at December 31, 2002 compared to $488.8 million at December 31, 2001. Growth in total assets was primarily funded by a $76.7 million increase in deposits. The Company continues to be the market share leader in deposits in its main Deschutes County market with over 32% market share.

The Company is a market leader in lending within its service area, and saw its loan portfolio grow 18.4% to $500.9 million at year-end 2002. This is an increase of $77.8 million from a year earlier. Approximately 70% of loan growth was generated in Central Oregon, and 30% from the Salem/Keizer area. Loan growth was concentrated in Commercial and Industrial Loans, up $32.3 million or 43.3% while the Commercial real estate portfolio grew $43.3 million or 26.2%. This continued strong growth is despite a sluggish national and state economy, and is consistent with the nature of economic growth in the markets served by the Company.

The Company had no significant derivative financial instruments as of December 31, 2002 and 2001.

Loan Portfolio Composition

Net loans represent 85% of total assets as of December 31, 2002. The Company makes substantially all of its loans to customers located within the Company’s service area. Due to the rapid growth in population and the tourism and service nature of the economy in its primary Central Oregon market, the Bank’s loan concentration historically been in real estate construction and commercial real estate. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Company has no significant agricultural loans.

 The following table presents the composition of the Company’s loan portfolio, at the dates indicated (dollars in thousands):

	December 31,

	2002	2001	2000	1999	1998

Commercial	$106,751	$74,498	$56,707	$43,122	$31,280
Real Estate:
Construction/lot	105,584	97,430	72,241	49,276	42,558
Mortgage	43,004	44,054	43,387	47,252	38,791
Commercial	208,540	165,206	144,337	111,578	70,524

Consumer	37,045	41,984	42,002	28,875	18,926

	500,924	423,172	358,674	280,103	208,163

Less:
Reserve for loan losses	7,669	6,555	5,020	3,525	2,636
Deferred loan fees	1,752	1,467	1,116	1,253	864

	9,421	8,022	6,136	4,778	3,500

	$491,503	$415,150	$352,538	$275,325	$204,663

At December 31, 2002, the contractual maturities of all loans by category were as follows (dollars in thousands):

Loan Category	Due within one year	Due after one, but within five years	Due after five years	Total

Commercial	$47,555	$45,289	$13,907	$106,751
Real Estate:
Construction/lot	65,660	36,454	3,470	105,584
Mortgage	9,320	8,211	25,473	43,004
Commercial	10,380	39,212	158,948	208,540
Consumer	7,781	14,890	14,374	37,045

	$140,696	$144,056	$216,172	$500,924

Variable and adjustable rate loans contractually due after one year totaled $177,378 at December 31, 2002 and loans with predetermined or fixed rates due after one year totaled $182,850 at December 31, 2002.

Real Estate Loan Concentration

Due to the nature of the Bank’s customer base and the growth experienced in the Company’s market area, real estate is frequently a material component of collateral for the Company’s loans. Risks associated with real estate loans include fluctuating land values, national, regional and local economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area.

Commercial Real Estate (CRE) loans represent the largest category within the loan portfolio at approximately 41.6% of total loans outstanding. Approximately 62% of such loans are made to owner-occupied users of the commercial property, while 38% of CRE loans are to obligors who do not directly occupy the property. 2002 was a particularly strong year in commercial real estate lending due to low interest rates, continued economic growth in Central Oregon and an apparent reallocation of capital from financial instruments into real estate investment. These factors also affect the trend toward increased non-owner occupied CRE loans as a proportion of total commercial real estate. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral provides an additional measure of security for loans and that lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. (dollars in thousands).

Commercial Real Estate: 41.6% of Total Loans	2002	% of total CRE	2001	% of total CRE	2000	% of total CRE

Owner occupied	$128,699	62%	$110,551	67%	$101,129	70%
Non-owner occupied	79,841	38%	54,655	33%	43,208	30%

	$208,540	100%	$165,206	100%	$144,337	100%

Loans for real estate construction represent 23% of total loans and include residential/commercial development loans as well as lot loans. This portfolio is diversified into three subcategories (dollars in thousands).

Real Estate Construction/lot loans: 21% of Total Loans	2002	% of total Constr.	2001	% of total Constr.	2000	% of total Constr.

Residential construction – to homeowner	$48,401	46%	$32,572	33%	$24,111	33%
Commercial construction	24,374	23%	33,349	34%	25,418	35%
Residential speculative construction – to developer/builder	32,809	31%	31,509	33%	22,712	32%

	$105,584	100%	$97,430	100%	$72,241	100%

Within the above category, residential construction loans finance homeowner’s purchase of residential land and home construction. Such loans are generally made to customers who own the property and whose credit profile could support permanent mortgage (take-out) financing at the end of the construction phase. The Company maintains a list of approved local contractors, and the experience and background of contractors may factor into its lending decisions. Strong residential construction and lot loan growth reflects the continued economic growth and in-migration into Central Oregon coupled with low interest rates.

Commercial construction loans finance the development and construction of commercial properties. The expected source of repayment of these loans is typically the operations of the borrower’s business or the obligor’s personal income. Commercial construction loan balances declined between 2001 and 2002 mainly due to the completion and payoff of several relatively larger construction projects.

Residential speculative construction lending finances builders/developers of residential properties. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchase, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values.

All of the above lending activities are subject to the disclosed risks of real estate lending. Such activity is subject to specialized underwriting, collateral and approval requirements, which mitigates, but does not eliminate the risk that loans may not be repaid.

Lending and Credit Management

The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The underwriting of loans relies principally on an analysis of an obligor’s historical and prospective cash flow augmented by collateral assessment, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures. Internal and external auditors and bank regulatory examiners periodically sample and test certain credit files as well. Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. Certain specific types of risks are associated with different types of loans.

Reserve for Loan Losses

The reserve for loan losses represents management’s recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for loan losses based on management’s assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. No assurance can be given that, in any particular period, loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

Loan Loss Provision

The Bank’s ratio of reserve for loan losses to total loans was 1.53% at December 31, 2002 similar to the 1.55% ratio at December 31, 2001, and up from 1.40% at year end 2000. The loan loss provision for 2002 decreased to $2.7 million compared to $3.7 million in 2001 and $2.8 million in 2000. The reduction in the provision resulted from the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. At this date, management believes the estimated reserve for loan losses is at an appropriate level consistent with known and inherent risks within the loan portfolio.

Allocation of Reserve for Loan Losses

The following table presents the estimated allocation of the Reserve for Loan Losses to major loan types. The Company believes a systematic methodology that is properly designed and implemented is the best process to provide an estimate of the appropriate allocation. The Company’s methodology for analyzing the loan portfolio utilizes loan portfolio segmentation to group loans into homogenous pools. The establishment of reserve rates based on historical losses is determined for each pool. Economic and concentration adjustments are applied to selected pools to reflect current economic conditions and concentration risk. Specific impairment evaluations are conducted on loans in accordance with SFAS No. 114 as amended by SFAS No. 118. Such an allocation process may not accurately predict future credit losses by loan type or in aggregate. The total Reserve for Loan Losses is available to absorb losses that may arise from any loan type or category. Over time, the amount of reserves allocated to the largest loan portfolio categories has increased because of the related growth in loan volumes. The 2002 decline in reserve allocated to the mortgage category primarily reflects the historically low loss rate within the portfolio as adjusted for current economic conditions. The consumer reserve allocation is based mainly upon credit scoring methodology and has remained at approximately $2.5 million over the past two years. Since the year 2000, the table reflects consumer loans outstanding falling from 14% to 7% of total loans. This proportional change is mainly a result of the significant growth in commercial and real estate loans compared to consumer loans. Consumer loans have remained flat to slightly lower since peaking in 2000, thus causing the proportion of consumer loans to fall as a percent of total loans.

	December 31,

	2002		2001		2000

	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans

Commercial	$1,390	21%	$1,046	18%	$835	16%
Real Estate:
Construction/lot	1,315	21	917	23	837	20
Mortgage	250	9	532	8	305	10
Commercial	1,653	42	1,238	39	986	40
Consumer	2,484	7	2,499	12	1,608	14
Unallocated	577	—	323	—	449	—

	$7,669	100%	$6,555	100%	$5,020	100%

	December 31,

	1999		1998

	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans

Commercial	$793	15%	$510	15%
Real Estate:
Construction/lot	759	18	589	22
Mortgage	374	15	344	18
Commercial	675	40	458	34
Consumer	899	12	589	11
Unallocated	25	—	146	—

	$3,525	100%	$2,636	100%

The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

	Year ended December 31,

	2002	2001	2000	1999	1998

Loans outstanding at end of period	$500,924	$423,172	$358,674	$280,103	$208,163

Average loans outstanding during the period	$457,906	$394,432	$322,153	$249,565	$182,280

Reserve balance, beginning of period	$6,555	$5,020	$3,525	$2,636	$2,048

Recoveries:
Commercial	33	91	12	9	2
Real Estate:
Construction	—	—	1	—	—
Mortgage	41	30	—	4	1
Commercial	145	—	—	—	—
Consumer	285	212	201	166	39

	504	333	214	179	42
Loans charged off:
Commercial	(215)	(518)	(158)	(518)	(254)
Real Estate:
Construction	—	—	—	(65)	—
Mortgage	(253)	(72)	(15)	(27)	(91)
Commercial	(166)	(145)	—	—	—
Consumer	(1,436)	(1,753)	(1,297)	(790)	(288)

	(2,070)	(2,488)	(1,470)	(1,399)	(633)

Net loans charged-off	(1,566)	(2,155)	(1,256)	(1,221)	(591)
Provision charged to operations	2,680	3,690	2,751	2,110	1,179

Reserve balance, end of period	$7,669	$6,555	$5,020	$3,525	$2,636

Ratio of net loans charged-off to average loans outstanding	.34%	.55%	.39%	.49%	.32%

Ratio of reserve for loan losses to loans at end of period	1.53%	1.55%	1.40%	1.26%	1.27%

The following table presents information with respect to non-performing assets (dollars in thousands):

	December 31,

	2002	2001	2000	1999	1998

Loans on non-accrual status	$971	$2,430	$621	$582	$172
Loans past due 90 days or more but not on non-accrual status	203	56	63	40	—
Other real estate owned	331	—	—	40	409

Total non-performing assets	$1,505	$2,486	$684	$662	$581

Percentage of non-performing assets to total assets	.26%	.51%	.16%	.19%	.19%

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the year of 2002 was approximately $100,000 and for 2001 was approximately $456,000 and was insignificant for the year ended 2000.

At December 31, 2002, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

Investment Portfolio

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2002, 2001, and 2000 (dollars in thousands).

	December 31,

	2002	2001	2000

U.S. Agency mortgage-backed securities	$19,459	$20,934	$9,212
U.S. Treasury securities	—	2,021	2,030
U.S. Government and agency securities	6,216	—	10,525
Obligations of state and political subdivisions	790	942	669

Total debt securities	26,465	23,897	22,436

Mutual fund	346	312	—
Equity securities	1,760	1,676	1,857

Total investment securities	$28,571	$25,885	$24,293

The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2002 (dollars in thousands):

Type and maturity	Carrying Value	Weighted Average Yield (1)

U.S. Agency mortgage-backed securities
Due after 5 but within 10 years	$2,633
Due after 10 years	16,826

Total U.S. Agency mortgage-backed securities	19,459	4.30%
U.S. Government and Agency Securities
Due after 1 but within 5 years	$6,216	4.05%
Total U.S. Government and Agency Securities	6,216	4.05%
State and Political Subdivisions (1)
Due within 1 year	125	3.85%
Due after 1 but within 5 years	257	4.20%
Due after 5 years	408	4.56%

Total State and Political Subdivisions	790	4.33%
Total debt securities	26,465	4.24%
Mutual fund	346	4.81%
Equity securities	1,760	1.40%
Total Securities	$28,571	4.07%

______________

   (1)   Yields on tax-exempt securities have not been stated on a tax equivalent basis.

Deposit Liabilities and Time Deposit Maturities

Total deposits at year end 2002 were $502.0 million, an increase of $76.7 million or 18.0% compared to year-end 2001. Deposits averaged $452.3 million for the full year 2002, up 13.6% or $54.3 million from the prior year average. A key competitive advantage of the Company is in its expanding and retaining relationships with its loyal customers. This advantage is evidenced in part by the Company’s relatively high proportion of non-interest bearing (checking account) deposits, which reached approximately 42% of total deposits at year end, and averaged 38.3% for the year. In 2002, non-interest-bearing demand was up $46.8 million or 28.8%, interest bearing demand (including money market deposits) up $45.3 million or 25.8%. Time deposits decreased $19.7 million or 28.5% compared to the prior year end, mainly as a result of runoff in short term public certificates of deposit.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

	Years ended December 31,

	2002 Average		2001 Average		2000 Average

Deposit Liabilities	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Demand	$173,105	N/A	$144,994	N/A	$124,144	N/A
Interest-bearing demand	195,526	1.17%	162.766	2.54%	142,012	3.66%
Savings	21,421	0.68%	18,073	1.37%	16,124	2.00%
Time	62,287	2.67%	72,125	4.86%	55,995	5.58%

Total Deposits	$452,339		$397,958		$338,275

As of December 31, 2002 the Company’s time deposit liabilities had the following times remaining to maturity (dollars in thousands):

	Time deposits of $100,000 or more (1)		All other Time deposits (2)

Remaining time to maturity	Amount	Percent	Amount	Percent

3 months or less	$5,843	31.66%	$10,292	33.39%
Over 3 months through 6 months	2,396	12.98	6,852	22.22
Over 6 months through 12 months	5,631	30.51	7,357	23.87
Over 12 months	4,587	24.85	6,325	20.52

Total	$18,457	100.00%	$30,826	100.00%

______________

(1)           Time deposits of $100,000 or more represent 3.68% of total deposits as of December 31, 2002.

(2)           All other time deposits represent 6.14% of total deposits as of December 31, 2002.

LIQUIDITY AND SOURCES OF FUNDS

The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large CDs or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time certificates of deposit. The Bank has no brokered deposits at this time. The Bank’s present funding mix is diverse, with approximately 60% of its checking account balances arising from business customers and 40% from consumers, while interest bearing demand, including money market balances, is split almost evenly between business and consumer deposits.

A further source of funds is borrowings from reliable counter-parties. The Bank utilizes its investment securities and certain loan portfolio types to provide collateral to support its borrowing needs.

Policy requires the analysis and testing of liquidity to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However depositor or counterparty behavior could change in response to competition, economic or market situations including relative returns available in stock or bond markets or other unforeseen circumstances which could have liquidity implications that may require different strategic or operational actions to fund the Bank.

The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At December 31, 2002 the FHLB had extended the Bank a secured line of credit of $68.5 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $20.3 million in short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $21.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At December 31, 2002 the Bank had aggregate remaining available borrowing sources totaling $91.8 million, given sufficient collateral.

Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, approximately 1/3 of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2002 the Bank had approximately $148 million in outstanding commitments to extend credit. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

For the periods presented, both short and long-term borrowings were primarily from FHLB. During late 2002 the Bank took out long-term borrowings from the FHLB in part to moderate its exposure to rising interest rates. At year-end 2002, long-term borrowings totaled $18.0 million, carrying a weighted average term to maturity of 3.8 years and bearing a weighted interest rate of 2.98%.

The following table sets forth certain information with respect to the Company’s borrowings at December 31 and during each of 2002, 2001 and 2000 (dollars in thousands):

	December 31,

	2002	2001	2000

FHLB short-term advances <90 days	$—	$15,000	$25,500
FHLB long-term advances >90 days	18,000	—	—
FRB borrowings	—	350	—

Total borrowings outstanding at year-end	$18,000	$15,350	$25,500

Weighted average interest rate at year-end	2.98%	1.88%	6.71%
Maximum amount outstanding at any month-end during the year	$37,477	$26,000	$35,000
Daily average amount outstanding during the year	$26,606	$19,655	$20,050
Weighted average interest rate during the year	2.13%	4.51%	6.32%

CAPITAL RESOURCES

The Company’s total stockholders’ equity at December 31, 2002 was $51.2 million, an increase of $9.5 million from December 31, 2001. 2002 equity was increased by earnings of $11.7 million for the year less cash dividends paid to shareholders of $3.2 million. At year-end 2002, net unrealized gains on investment securities available-for-sale increased to $.8 million from an unrealized gain of $.1 a year earlier.

INFLATION

The general rate of inflation over the past two years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company’s financial position and earnings to be material.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset and Liability Management

It is the Company’s Asset and Liability management policy to manage interest rate risk to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company’s methodology for analyzing interest rate risk includes simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to mitigate its risk profile. In addition, the Company may acquire investment securities, term borrowing structures, interest rate swaps or other hedging instruments with re-pricing characteristics that tend to moderate interest rate risk. There are no structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and uncertainties described above there can be no assurance of the effectiveness of management programs to achieve its risk management objectives.

To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios include a “Stable” or unchanged scenario and an “Estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “Rising Rate” and “Declining Rate” are established to stress test the impact of more dramatic rates movements that are perceived as less likely, but may still possibly occur. Next, net interest income and earnings are simulated in each scenario. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates used in the model for “Estimated” (most likely), “Rising” and “Declining” interest rate scenarios. These market rates shown are reached gradually over the 2-year simulation horizon.

	Actual Market Rates at December 2002	Estimated Rates at December 2004	Declining Rates at December 2004	Rising Rates at December 2004

Federal Funds Rate	1.25%	3.50%	0.50%	7.75%
Prime Rate	4.25%	6.50%	3.50%	9.75%
Treasury Yield Curve Spread 30-year to 3 month	3.75% &	3.75% flattening	3.75% flattening	3.75% flattening
	Unchanged Over Horizon Period	to 2.71%	to 2.60%	to .40%

The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Stable” or unchanged rate scenario calculated as of December 2002. The effect on earnings assumes no changes in non-interest components between scenarios.

Stable Rate Scenario Compared to	First Twelve Month Average Difference	Second Twelve Month Average Difference	Difference at 24th Month of Horizon Period

Estimated Rate Scenario	(.21%)	.77%	2.54%
Rising Rate Scenario	(.88%)	.76%	.68%
Declining Rate Scenario	(.43%)	(1.90%)	(3.42%)

Management’s assessment of interest rate risk and scenario analysis must be taken in the context of market interest rates and overall economic conditions. Market interest rates in 2002 have remained at generational lows after nearly two years of decline. At year-end 2002, the national Federal Funds and Prime borrowing rates were at 1.25% and 4.25%, respectively, each down .50% from the prior year end, and down from 5.50% and 9.00% at the beginning of the rate decline in early 2001. In the initial stages of this rate cycle, the Company maintained its net interest margin because, as yields on its loan portfolio fell with market rates, it was able to lower rates paid on deposits and borrowings at about the same pace. However, the margin has experienced a moderate decline in 2002 as continued lower yields on loans compressed against an already low cost of funds.

In management’s judgment, the interest rate risk profile of the Company is relatively well controlled at this date. There is only modest volatility compared to the “stable rate” scenario, which assumes a continued modest compression of yields against an already low cost of funds. Volatility is muted because of the composition and re-pricing mix of its assets and liabilities. Assets are comprised of approximately 32% variable rate loans (generally re-pricing with the prime rate), 35% loans with adjustable rates between 3 and 5 years, and 18% fixed rate loans. Most of these loans are subject to prepayment risk. The deposit and funding profile is approximately 36% non-interest bearing, 38% money market deposits (which re-price with market rates with a lag) while time and savings deposits represent about 13%.

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

Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: (1) no presumption of changes in asset and liability strategies in response to changing circumstances; (2) model assumptions may differ from actual outcomes; (3) uncertainties as to customer behavior in response to changing circumstance; (4) unexpected absolute and relative loan and deposit volume changes; (5) unexpected absolute and relative loan and deposit pricing levels; (6) unexpected behavior by competitors; (7) other unanticipated credit conditions or other events impacting volatility in market conditions and interest rates.

At year-end 2002, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive assets maturing or available for re-pricing within one-year exceeded rate sensitive liabilities by approximately $44.6 million, while year-end 2001 rate sensitive liabilities maturing or available for re-pricing within one-year exceeded rate sensitive assets by approximately $17.3 million.

Interest Rate Gap Table

Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2002. Maturities are based on contractual terms and repricing amounts are based on actual historical experiences (dollars in thousands):

	Within 90 days	After 90 days within one year	After one year within five years	After five years	Total

INTEREST EARNING ASSETS:
Investments & fed funds sold	$6,000	$125	$28,038	$408	$34,571
Loans	211,816	29,758	228,523	30,827	500,924

Total interest earning assets	$217,816	$29,883	$256,561	$31,235	$535,495

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$81,595	$83,120	$13,389	$42,580	$220,684
Savings deposits	—	—	9,222	13,249	22,471
Time deposits	16,136	22,235	10,909	3	49,283

Total interest bearing deposits	97,731	105,355	33,520	55,832	292,438
Other borrowings	—	—	14,000	4,000	18,000

Total interest bearing liabilities	$97,731	$105,355	$47,520	$59,832	$310,438

Interest rate sensitivity gap	$120,085	$(75,472)	$209,041	$(28,597)	$225,057
Cumulative interest rate sensitivity gap	$120,085	$44,613	$253,654	$225,057	$225,057

Interest rate gap as a percentage of total interest earning assets	22.43%	(14.09%)	39.04%	(5.34%)	42.03%
Cumulative interest rate gap as a percentage of total earning assets	22.43%	8.33%	47.37%	42.03%	42.03%

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

Portland, Oregon January 10, 2003

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 23,983,180	$ 21,439,301
Federal funds sold	6,000,000	—

Total cash and cash equivalents	29,983,180	21,439,301
Investment securities available-for-sale	27,781,266	24,942,532
Investment securities held-to-maturity, estimated fair value of $838,538 ($972,419 in 2001)	789,586	942,354
Federal Home Loan Bank stock	2,174,400	2,045,100
Loans, net	491,503,539	415,149,887
Premises and equipment, net	10,000,023	9,289,825
Accrued interest and other assets	16,127,347	14,944,113

Total assets	$ 578,359,341	$ 488,753,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$ 209,523,869	$ 162,675,615
Interest bearing demand	220,683,909	175,388,609
Savings	22,471,480	18,252,631
Time	49,283,000	68,940,774

Total deposits	501,962,258	425,257,629
Borrowings	18,000,000	15,350,000
Accrued interest and other liabilities	7,209,368	6,465,413

Total liabilities	527,171,626	447,073,042
Stockholders’ equity:
Common stock, no par value; 20,000,000 shares authorized (10,000,000 in 2001); 12,513,638 shares issued and outstanding (12,411,490 in 2001)	18,253,082	17,859,283
Retained earnings	32,172,221	23,701,571
Accumulated other comprehensive income	762,412	119,216

Total stockholders’ equity	51,187,715	41,680,070

Total liabilities and stockholders’ equity	$ 578,359,341	$ 488,753,112

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Interest and dividend income:
Interest and fees on loans	$36,622,537	$36,863,554	$33,475,140
Taxable interest on investment securities	1,022,563	1,213,818	1,750,855
Nontaxable interest on investment securities	36,710	38,587	35,853
Interest on federal funds sold	85,595	51,645	149,551
Dividends on Federal Home Loan Bank stock	129,300	130,753	111,700

Total interest and dividend income	37,896,705	38,298,357	35,523,099
Interest expense:
Deposits:
Interest bearing demand	2,277,794	4,135,846	5,192,145
Savings	146,545	247,686	322,606
Time	1,665,889	3,502,272	3,124,446
Borrowings	567,135	885,766	1,319,667

Total interest expense	4,657,363	8,771,570	9,958,864

Net interest income	33,239,342	29,526,787	25,564,235
Loan loss provision	2,680,000	3,690,000	2,751,000

Net interest income after loan loss provision	30,559,342	25,836,787	22,813,235
Noninterest income:
Service charges on deposit accounts, net	4,268,990	3,501,452	2,641,647
Mortgage banking income, net	2,721,753	2,084,970	1,230,545
Gains (losses) on sales of investment securities available-for-sale, net	152,746	(12,554)	(4,375)
Card issuer and merchant service fees, net	1,440,188	1,279,475	1,174,708
Other	1,079,533	975,659	940,021

Total noninterest income	9,663,210	7,829,002	5,982,546
Noninterest expenses:
Salaries and employee benefits	12,625,971	11,190,550	9,646,300
Equipment	890,318	803,932	903,393
Occupancy	1,477,050	1,337,252	1,175,058
Supplies	316,077	494,792	507,331
Third-party account services	128,168	519,860	611,373
Communications	621,435	563,650	449,851
Advertising	464,654	315,031	239,210
Other	4,498,844	4,088,267	3,261,306

Total noninterest expenses	21,022,517	19,313,334	16,793,822

Income before income taxes	19,200,035	14,352,455	12,001,959
Provision for income taxes	7,485,000	5,670,700	4,683,200

Net income	$11,715,035	$8,681,755	$7,318,759

Basic earnings per common share	$.94	$.70	$.59

Diluted earnings per common share	$.91	$.68	$.58

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Number of shares	Comprehensive income	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balances at December 31, 1999	12,352,021		$17,728,564	$12,465,355	$(622,421)	$29,571,498
Comprehensive income:
Net income	—	$7,318,759	—	7,318,759	—	7,318,759
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $249,000 (net of income taxes of approximately $152,000), net of reclassification adjustment for net losses on sales of investment securities available-for-sale included in net income of approximately $3,000 (net of income taxes of approximately $2,000)	—	251,675	—	—	251,675	251,675

Comprehensive income	—	$7,570,434	—	—	—	—

Cash dividends paid (aggregating $.18 per share)	—		—	(2,200,721)	—	(2,200,721)
Stock options exercised	31,770		40,242	—	—	40,242

Balances at December 31, 2000	12,383,791		17,768,806	17,583,393	(370,746)	34,981,453
Comprehensive income:
Net income	—	$8,681,755	$—	$8,681,755	$—	$8,681,755
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $482,000 (net of income taxes of approximately $296,000), net of reclassification adjustment for net losses on sales of investment securities available-for-sale included in net income of approximately $8,000 (net of income taxes of approximately $5,000)	—	489,962	—	—	489,962	489,962

Comprehensive income	—	$9,171,717	—	—	—	—

Cash dividends paid (aggregating $.21 per share)	—		—	(2,563,577)	—	(2,563,577)
Stock options exercised	27,699		90,477	—	—	90,477

Balances at December 31, 2001	12,411,490		17,859,283	23,701,571	119,216	41,680,070
Comprehensive income:
Net income	—	$11,715,035	$—	$11,715,035	$—	$11,715,035
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $737,000 (net of income taxes of approximately $453,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $94,000 (net of income taxes of approximately $59,000)	—	643,196	—	—	643,196	643,196

Comprehensive income	—	$12,358,231	—	—	—	—

Cash dividends paid (aggregating $.26 per share)	—		—	(3,244,385)	—	(3,244,385)
Stock options exercised	102,148		393,799	—	—	393,799

Balances at December 31, 2002	12,513,638		$18,253,082	$32,172,221	$762,412	$51,187,715

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$11,715,035	$8,681,755	$7,318,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,322,473	2,342,132	1,506,351
Loan loss provision	2,680,000	3,690,000	2,751,000
Provision (credit) for deferred income taxes	(1,000)	77,000	(103,000)
Discounts on sales of mortgage loans, net	1,118,756	1,425,448	565,059
Losses (gains) on sales of investment securities available-for-sale, net	(152,746)	12,554	4,375
Dividends on Federal Home Loan Bank stock	(129,300)	(130,753)	(111,700)
Deferred benefit plan expenses	625,000	504,000	424,000
Increase in accrued interest and other assets	(2,925,991)	(2,569,174)	(1,294,233)
Increase in accrued interest and other liabilities	118,955	1,347,279	1,270,150
Originations of mortgage loans	(224,307,826)	(179,970,852)	(77,207,960)
Proceeds from sales of mortgage loans	223,323,026	175,552,079	73,238,112

Net cash provided by operating activities	14,386,382	10,961,468	8,360,913
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(15,328,195)	(17,349,909)	(526,638)
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	13,268,711	15,117,027	4,378,291
Proceeds from sales of investment securities available-for-sale	410,483	1,022,446	1,995,625
Proceeds from maturities and calls of investment securities held-to-maturity	152,768	396,618	397,259
Loan originations, net	(79,167,608)	(63,308,192)	(76,559,350)
Purchases of premises and equipment, net	(1,540,411)	(1,435,948)	(1,734,486)
Purchases of life insurance contracts, net	(142,294)	(175,497)	(82,372)

Net cash used in investing activities	(82,346,546)	(65,733,455)	(72,131,671)
Cash flows from financing activities:
Net increase in deposits	76,704,629	67,059,868	72,885,220
Net increase (decrease) in borrowings	2,650,000	(10,150,000)	(4,600,000)
Cash dividends paid	(3,244,385)	(2,563,577)	(2,200,721)
Stock options exercised	393,799	90,477	40,242

Net cash provided by financing activities	76,504,043	54,436,768	66,124,741

Net increase (decrease) in cash and cash equivalents	8,543,879	(335,219)	2,353,983
Cash and cash equivalents at beginning of the year	21,439,301	21,774,520	19,420,537

Cash and cash equivalents at end of the year	$29,983,180	$21,439,301	$21,774,520

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1.             Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 50% stock split in 2002 and a 20% stock split in 2001.

Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

Description of business

The Bank conducts a general banking business and primarily operates in one business segment. Its activities include the usual lending and deposit functions of a commercial bank: commercial, real estate, installment, credit card and mortgage loans; checking, money market, time deposit and savings accounts; internet banking and bill payment; automated teller machines and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market, and offers trust and investment services.

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

Supplemental disclosures of cash flow information

During 2002, 2001 and 2000, noncash transactions resulted from stock splits; unrealized gains on investment securities available-for-sale, net of income taxes, as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; and the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6.

During 2002, 2001 and 2000, the Bank paid approximately $4,775,000, $8,906,000 and $9,738,000, respectively, in interest expense.

The Company made income tax payments of approximately $7,830,000, $5,210,000 and $4,330,000 during 2002, 2001 and 2000, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts, that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2002, 2001 or 2000.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes.

Gains and losses on the sales of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method generally over the period to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities as of December 31, 2002 and 2001 are temporary.

Federal Home Loan Bank stock

The Bank’s investment in Federal Home Loan Bank (FHLB) stock is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2002, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Loans

Loans are stated at the amount of unpaid principal, reduced by the reserve for loan losses and deferred loan fees.

Interest income on all loans is accrued as earned on the simple interest method. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s methodology for assessing the appropriate level of the reserve for loan losses consists of several key elements, which include the allocated allowance, specific allowances for impaired loans and the unallocated allowance.

The allocated portion of the allowance is calculated by applying loss factors to outstanding loan balances segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends and conditions affecting the portfolio.

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank’s impaired loans at December 31, 2002 and 2001 were on nonaccrual status.

The unallocated portion of the allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific allowances. Such factors include uncertainties in economic conditions, the difficulty in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sections of the loan portfolio. Accordingly, the unallocated allowance helps to minimize the risk related to the margin of imprecision inherent in the estimation of allocated loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve in the future based on their judgment of the information available to them at the time of their examinations.

Mortgage loans

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2002 and 2001, mortgage loans held for sale were carried at cost, which approximated estimated market value.

The Bank recognizes, as separate assets, the rights to service mortgage loans (mortgage servicing rights, or MSRs), which have been sold into the secondary market (see Note 6). Such mortgage loans which totaled approximately $454 million, $375 million and $286 million as of December 31, 2002, 2001, and 2000, respectively, are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. However, as of December 31, 2002 and 2001, management is not aware of any mortgage loans which will have to be repurchased.

MSRs are carried at cost, net of amortization, and impairment, if any, is recognized through a valuation allowance. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The net amount of MSRs is included in accrued interest and other assets in the accompanying consolidated balance sheets. Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received.

The fair value of MSRs at December 31, 2002 and 2001 was determined based on comparisons to current market transactions involving MSRs with similar portfolio characteristics and estimates of the net present value of expected

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

future cash flows. Such estimates of fair value are affected by point-in-time market assumptions relative to interest rates, increasing or decreasing mortgage prepayment speeds, the seasoning of the portfolio, discount rates, portfolio coupon rates, interest rate types (i.e., fixed or variable) and product maturities. In the event the estimated fair value of MSRs falls below the Company’s carrying value, accounting principles generally accepted in the United States require the Company to record an impairment loss. To mitigate this risk, management amortizes the MSRs over their expected life and fully amortizes MSRs that are specifically associated with any serviced mortgage loans that are paid off. The Company does not employ specific hedges to mitigate fair value changes that may occur due to market fluctuations. There can be no assurance regarding the possible impairment of MSRs in future periods.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on straight-line and accelerated methods over the shorter of the estimated useful lives of the assets or terms of the leases. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated financial statements.

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expenses. Other real estate was insignificant at December 31, 2002 and 2001.

Stockholders’ equity

In April 2002, the Company increased the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

Advertising

Advertising costs are generally charged to expense during the year in which they are incurred.

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends Accounting Principles Board (APB) Opinion No. 28, “Interim

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Reporting,” to require disclosure about those effects in interim financial information. As of December 31, 2002, the Company had not implemented the fair value based method of accounting for stock-based compensation under SFAS No. 148 or decided whether it would implement this method in the future. However, the related disclosures of SFAS No. 148 are included within the accompanying notes, as applicable.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. Certain guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions. Such guarantees include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 10. The Company does not expect the recognition requirements of FIN 45 to have a material effect on the Company’s consolidated financial statements.

Stock Option Plans

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The effect of applying SFAS No. 123 fair value-based method to stock options granted in the years ended December 31, 2002, 2001 and 2000 resulted in an estimated weighted-average grant date fair value of $3.59, $2.39 and $2.05, respectively. The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2002	2001	2000

Net income, as reported	$11,715,035	$8,681,755	$7,318,759
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(523,797)	(392,064)	(312,509)

Pro forma net income	$11,191,238	$8,289,691	$7,006,250

Earnings per common share:
Basic — as reported	$0.94	$0.70	$0.59
Basic — pro forma	0.90	0.67	0.57
Diluted — as reported	0.91	0.68	0.58
Diluted — pro forma	0.87	0.65	0.56

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	1.9%	2.4%	2.8%
Expected volatility	34.2%	37.8%	35.4%
Risk-free interest rate	2.9%	4.5%	5.0%
Expected option lives	5 years	5 years	5 years

2.             Cash and due from banks

The Bank is required to maintain an average reserve balance (approximately $5,079,000 and $3,431,000 at December 31, 2002 and 2001, respectively) with the Federal Reserve Bank (FRB) or maintain such reserve balance in the form of cash. This requirement was met by holding cash and maintaining an average reserve balance with the FRB in excess of this amount.

3.             Investment securities

Investment securities at December 31, 2002 and 2001 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

2002
Available-for-sale
U.S. Agency mortgage-backed securities	$18,978,850	$512,270	$31,874	$19,459,246
U.S. Government and agency securities	6,000,000	215,930	—	6,215,930
Equity securities	1,245,107	515,165	—	1,760,272
Mutual fund	327,613	18,205	—	345,818

	$26,551,570	$1,261,570	$31,874	$27,781,266

Held-to-maturity
Obligations of state and political subdivisions	$789,586	$48,952	$—	$838,538

2001
Available-for-sale
U.S. Agency mortgage-backed securities	$20,934,965	$209,936	$211,070	$20,933,831
U.S. Treasury securities	1,999,753	21,647	—	2,021,400
Equity securities	1,502,843	184,380	11,487	1,675,736
Mutual fund	312,262	—	697	311,565

	$24,749,823	$415,963	$223,254	$24,942,532

Held-to-maturity
Obligations of state and political subdivisions	$942,354	$30,121	$56	$972,419

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value

Available-for-sale
Due after one year through five years	$6,000,000	$6,215,930
Due after five years through ten years	2,608,871	2,632,994
Due after ten years	16,369,979	16,826,252
Equity securities	1,245,107	1,760,272
Mutual fund	327,613	345,818

	$26,551,570	$27,781,266

Held-to-maturity
Due in one year or less	$124,953	$126,269
Due after one year through five years	256,703	274,648
Due after five years through ten years	407,930	437,621

	$789,586	$838,538

Investment securities with a carrying value of approximately $23,450,000 and $21,534,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses on sales of investment securities during the years ended December 31, 2002, 2001 and 2000 were as follows:

	Gross realized gains	Gross realized losses	Net gains (losses) on sales

2002	$152,746	$—	$152,746
2001	14,978	(27,532)	(12,554)
2000	—	(4,375)	(4,375)

4.         Loans

Loans at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Commercial	$106,750,996	$74,498,179
Real estate:
Construction/lot	105,584,546	97,429,888
Mortgage	43,004,558	44,053,901
Commercial	208,539,566	165,205,878
Consumer	37,044,655	41,984,370

	500,924,321	423,172,216
Less:
Reserve for loan losses	7,669,145	6,555,256
Deferred loan fees	1,751,637	1,467,073

	9,420,782	8,022,329

Loans, net	$491,503,539	$415,149,887

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in mortgage loans as of December 31, 2002 and 2001 were approximately $4,185,000 and $4,319,000, respectively, in mortgage loans held for sale.

A substantial portion of the Bank’s loans are collateralized by real estate in the Central Oregon and Salem, Oregon geographic areas, and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2002 and 2001, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $3,975,000 and $1,860,000, respectively.

5.         Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Balance at beginning of year	$6,555,256	$5,020,212	$3,525,185
Loan loss provision	2,680,000	3,690,000	2,751,000
Loans charged-off	(2,070,590)	(2,488,005)	(1,469,977)
Recoveries of loans previously charged-off	504,479	333,049	214,004

Balance at end of year	$7,669,145	$6,555,256	$5,020,212

Loans on nonaccrual status at December 31, 2002 and 2001 were approximately $971,000 and $2,430,000, respectively. Interest income, which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was approximately $100,000 and $456,000 during the years ended December 31, 2002 and 2001, respectively. The amount of foregone interest on nonaccrual loans during the year ended December 31, 2000 was insignificant. Loans contractually past due 90 days or more on which the Company continued to accrue interest at December 31, 2002 and 2001 were insignificant.

At December 31, 2002, impaired loans and any related specific valuation allowances were insignificant. At December 31, 2001, the Company had approximately $1,186,000 in impaired loans, which are included in nonaccrual loans as discussed above. The specific valuation allowance related to impaired loans at December 31, 2001, was approximately $245,000. The average recorded investment in impaired loans was insignificant for the year ended December 31, 2002 and was approximately $2,050,000 for the year ended December 31, 2001. Interest income recognized on impaired loans for the years ended December 31, 2002, 2001 and 2000 was insignificant.

6.         Mortgage banking activities

Transactions in the Company’s mortgage servicing rights for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Balance at beginning of year	$3,602,536	$3,018,997	$2,837,984
Additions	2,311,094	1,967,511	746,253
Amortization	(1,492,260)	(1,383,972)	(565,240)

Balance at end of year before valuation allowance	4,421,370	3,602,536	3,018,997
Valuation allowance	(350,000)	—	—

Mortgage servicing rights, net, at end of year	$4,071,370	$3,602,536	$3,018,997

The fair value of mortgage servicing rights was approximately $4.1 million and $4.0 million as of December 31, 2002 and 2001, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage banking noninterest income, net, consisted of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Origination and processing fees	$2,723,600	$2,264,747	$993,298
Gains of sales of mortgage loans, net	804,098	375,312	98,599
Servicing fees, net of amortization and impairment	(805,945)	(555,089)	138,648

Mortgage banking noninterest income, net	$2,721,753	$2,084,970	$1,230,545

7.         Premises and equipment

Premises and equipment at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Land	$1,098,715	$1,098,715
Buildings and leasehold improvements	8,922,026	8,196,410
Furniture and equipment	6,156,263	5,738,331

	16,177,004	15,033,456
Less accumulated depreciation and amortization	6,176,981	5,743,631

Premises and equipment, net	$10,000,023	$9,289,825

8.         Time deposits

Time deposits in excess of $100,000 aggregated approximately $18,457,000 and $33,815,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled annual maturities of all time deposits were approximately as follows:

2003	$38,371,000
2004	6,231,000
2005	3,603,000
2006	1,055,000
2007	20,000
Thereafter	3,000

$49,283,000

9.         Borrowings

The Bank participates in the FHLB’s Cash Management Advance Program (the Program). As of December 31, 2002, the Bank had $18,000,000 ($12,500,000 at December 31, 2001) in borrowings outstanding from the FHLB under the Program with fixed interest at rates ranging from 2.23% to 3.47%. In addition, as of December 31, 2001, the Bank had $2,500,000 in borrowings outstanding from the FHLB under a promissory note agreement and $350,000 in borrowings from the FRB. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans.

As of December 31, 2002, the Bank had remaining available borrowings from the FHLB and FRB of approximately $51 million and $20 million, respectively. To fully utilize the Bank’s available borrowings from FHLB, the Bank would be required to purchase additional FHLB stock of approximately $791,000. As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $21 million at December 31, 2002.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2002, the contractual maturities of borrowings outstanding were as follows:

2004	$2,000,000
2005	8,000,000
2007	4,000,000
Thereafter	4,000,000

$18,000,000

10.           Commitments, guarantees and contingencies

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2002 and 2001, the Bank had no commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss, in the event of nonperformance by the other party, to the financial instrument for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2002 and 2001 is approximately as follows:

	2002	2001

Commitments to extend credit	$130,665,000	$114,337,000
Commitments under credit card lines of credit	16,131,000	22,480,000
Standby letters of credit	1,626,000	1,992,000

Total off-balance sheet financial instruments	$148,422,000	$138,809,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. The Bank typically does not obtain collateral related to credit card commitments. Collateral held for other commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

The Company also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” However, in the opinion of management, the changes in the fair value of these commitments are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2002, the aggregate minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were approximately as follows:

2003	$767,000
2004	767,000
2005	678,000
2006	546,000
2007	547,000
Thereafter	4,153,000

Total minimum payments	$7,458,000

Total rental expense was approximately $701,000, $627,000 and $554,000 in 2002, 2001 and 2000, respectively.

In the ordinary course of business, the Bank becomes involved in various litigations arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2002.

11.           Income taxes

The provision (credit) for income taxes for the years ended December 31, 2002, 2001 and 2000 was approximately as follows:

	2002	2001	2000

Current:
Federal	$6,242,000	$4,642,000	$3,991,300
State	1,244,000	951,700	794,900

	7,486,000	5,593,700	4,786,200
Deferred	(1,000)	77,000	(103,000)

Provision for income taxes	$7,485,000	$5,670,700	$4,683,200

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2002, 2001 and 2000, were approximately as follows:

	2002	2001	2000

Expected federal income tax provision at statutory rates	$6,720,000	$4,923,400	$4,080,700
State income taxes, net of federal effect	808,600	618,600	524,600
Other, net	(43,600)	128,700	77,900

Provision for income taxes	$7,485,000	$5,670,700	$4,683,200

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets and liabilities at December 31, 2002 and 2001 were approximately as follows:

	2002	2001

Deferred tax assets:
Reserve for loan losses	$2,428,000	$1,880,000
Deferred benefit plan expenses, net	542,000	345,000
Other	320,000	420,000

Total deferred tax assets	3,290,000	2,645,000
Deferred tax liabilities:
Deferred loan income	515,000	612,000
Mortgage servicing rights	1,596,000	1,383,000
FHLB stock dividends	426,000	368,000
Net unrealized gains on investment securities	468,000	74,000
Other	831,000	361,000

Total deferred tax liabilities	3,836,000	2,798,000

Net deferred tax liabilities	$546,000	$153,000

12.           Basic and diluted earnings per common share

The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options.

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000 can be reconciled as follows:

	Net income (numerator)	Shares (denominator)	Per-share amount

2002
Basic earnings per common share —
Income available to common stockholders	$11,715,035	12,474,325	$.94

Effect of assumed conversion of stock options	—	396,553

Diluted earnings per common share	$11,715,035	12,870,878	$.91

2001
Basic earnings per common share —
Income available to common stockholders	$8,681,755	12,403,767	$.70

Effect of assumed conversion of stock options	—	271,662

Diluted earnings per common share	$8,681,755	12,675,429	$.68

2000
Basic earnings per common share —
Income available to common stockholders	$7,318,759	12,378,518	$.59

Effect of assumed conversion of stock options	—	195,523

Diluted earnings per common share	$7,318,759	12,574,041	$.58

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Transactions with related parties

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank’s business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans, and commitments to loan, to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of activity with respect to loans to officers and directors of the Bank for the year ended December 31, 2002 was approximately as follows:

Balance at December 31, 2001	$1,228,000
Additions	1,191,000
Repayments	(932,000)

Balance at December 31, 2002	$1,487,000

14.      Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions related to the Plan are at the discretion of the Company’s Board of Directors (the Board), not to exceed the amount deductible for federal income tax purposes.

Employees have the option to receive a portion of the Company’s contributions to the Plan in cash. Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $1,229,000, $1,235,000 and $967,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Other benefit plans

The Bank has deferred compensation plans for members of the Board and certain key executives and managers, a salary continuation plan for certain key executives and a fee continuation plan for members of the Board.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These plans also include death benefit provisions for certain participants. To assist in the funding of these plans, the Bank has purchased life insurance policies on the majority of the participants. The cash surrender value of these policies at December 31, 2002 and 2001 was approximately $7,863,000 and $7,309,000, respectively, and is included in accrued interest and other assets in the accompanying consolidated balance sheets. As of December 31, 2002 and 2001, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $1,614,000 and $1,185,000, respectively. The amount of expense charged to operations in 2002, 2001 and 2000 related to the deferred compensation plans was approximately $439,000, $289,000 and $223,000, respectively. As of December 31, 2002 and 2001, the liabilities related to the salary continuation and fee continuation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $1,247,000 and $1,082,000, respectively. The amount of expense charged to operations in 2002, 2001 and 2000 for the salary continuation and fee continuation plans was approximately $186,000, $215,000 and $201,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the life insurance policies. The amount of income earned (net of related policy load charges, mortality costs and surrender charges incurred) on the life insurance policies which was included in other noninterest income in the accompanying consolidated statements of income was approximately $359,000, $320,000 and $286,000 in 2002, 2001 and 2000, respectively.

15.      Stock Option Plans

Under the Company’s 1994 stock option plan (the 1994 Plan) and the 2002 stock option plan (the 2002 Plan), the Company may grant Incentive Stock Options (ISOs) and Non-qualified Stock Options (NSOs) to key employees.

The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is to be at a price not less than 85% of the fair market value at the date of grant. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years.

At December 31, 2002, 11,202 and 630,000 shares reserved under the 1994 Plan and the 2002 Plan, respectively, were available for future grant. Activity related to the 1994 Plan and the 2002 Plan for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002		2001		2000

	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price

Balance at beginning of year	744,402	$5.87	648,099	$5.44	568,920	$4.97
Granted	141,000	10.80	134,595	7.50	133,650	6.95
Forfeited	(9,212)	8.44	(10,593)	7.44	(22,701)	8.35
Exercised	(102,148)	3.86	(27,699)	3.27	(31,770)	1.27

Balance at end of year	774,042	$7.01	744,402	$5.87	648,099	$5.44

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2002 is as follows:

	Options outstanding			Exercisable options

Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price

Under $4.00	232,861	$2.72	2.5	232,861	$2.72
$4.01-$8.00	218,529	7.23	7.5	181,230	7.23
$8.01-$12.00	322,652	9.89	7.0	280,197	9.83

	774,042	$7.01	5.9	694,288	$6.77

Exercisable options as of December 31, 2001 and 2000 totaled 649,927 and 548,940, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.      Estimated fair value of financial instruments

The following disclosures are made in accordance with the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

In cases where quoted market values are not available, the Company primarily uses present value techniques to estimate the fair value of its financial instruments. Valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. These include such off-balance sheet items as core deposit intangibles. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2002 and 2001.

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

FHLB stock:   The carrying amount approximates the estimated fair value.

Loans:   The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2002 and 2001 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

Deposits:   The estimated fair value of demand deposits, consisting of checking, savings and certain interest bearing demand deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2002 and 2001 rates offered on those instruments.

Borrowings:   The fair value of the Bank’s borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2002 and 2001 were approximately as follows:

	2002		2001

	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
Cash and cash equivalents	$29,983,180	$29,983,000	$21,439,301	$21,439,000
Investment securities:
Available-for-sale	27,781,266	27,781,000	24,942,532	24,943,000
Held-to-maturity	789,586	839,000	942,354	972,000
FHLB stock	2,174,400	2,174,000	2,045,100	2,045,000
Loans, net	491,503,539	505,658,000	415,149,887	428,777,000
Financial liabilities:
Deposits	501,962,258	502,471,000	425,257,629	426,008,000
Borrowings	18,000,000	18,053,000	15,350,000	15,350,000

17.      Regulatory matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2002 and 2001, the Company and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2002, the most recent notifications from the FRB and the Federal Deposit Insurance Corporation categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt correction action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company’s or the Bank’s regulatory capital categorization.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002:
Tier 1 capital (to average assets)	$50,219	8.9%	$22,553	4.0%	$28,192	5.0%
Tier 1 capital (to risk-weighted assets)	50,219	9.9	20,206	4.0	30,309	6.0
Total capital (to risk-weighted assets)	56,789	11.2	40,412	8.0	50,515	10.0

December 31, 2001:
Tier 1 capital (to average assets)	41,401	8.6	19,241	4.0	24,140	5.0
Tier 1 capital (to risk-weighted assets)	41,401	9.7	17,138	4.0	25,707	6.0
Total capital (to risk-weighted assets)	$46,771	10.9	34,276	8.0	42,845	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002:
Tier 1 capital (to average assets)	$ 48,350	8.6%	$ 22,537	4.0%	$ 28,171	5.0%
Tier 1 capital (to risk-weighted assets)	48,350	9.6	20,134	4.0	30,201	6.0
Total capital (to risk-weighted assets)	54,667	10.9	40,268	8.0	50,335	10.0

December 31, 2001:
Tier 1 capital (to average assets)	39,631	8.2	19,241	4.0	24,052	5.0
Tier 1 capital (to risk-weighted assets)	39,631	9.3	17,065	4.0	25,598	6.0
Total capital (to risk-weighted assets)	44,974	10.5	34,131	8.0	42,664	10.0

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.      Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,

	2002	2001

Assets:
Cash and cash equivalents	$503,321	$152,932
Investment securities available-for-sale	1,750,272	1,665,736
Investment in subsidiary	48,999,500	39,802,209
Other assets	130,384	124,891

Total assets	$51,383,477	$41,745,768

Liabilities and stockholders’ equity:
Accrued liabilities	$195,762	$65,698
Stockholders’ equity	51,187,715	41,680,070

Total liabilities and stockholders’ equity	$51,383,477	$41,745,768

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,

	2002	2001	2000

Interest and other dividend income	$21,141	$43,461	$64,555
Gains (losses) on sales of investment securities available-for-sale, net	152,746	(12,554)	—

Total income	173,887	30,907	64,555
Expenses:
Administrative	130,260	109,620	77,460
Interest	—	53,476	80,566
Other	93,073	120,440	111,090

Total expenses	223,333	283,536	269,116

Loss before credit for income taxes, dividends from the Bank and equity in undistributed net earnings of subsidiary	(49,446)	(252,629)	(204,561)
Credit for income taxes	16,000	96,000	79,000
Loss before dividends from the Bank and equity in undistributed net earnings of subsidiary	(33,446)	(156,629)	(125,561)
Dividends from the Bank	2,975,000	2,925,000	2,175,000
Equity in undistributed net earnings of subsidiary	8,773,481	5,913,384	5,269,320

Net income	$11,715,035	$8,681,755	$7,318,759

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$11,715,035	$8,681,755	$7,318,759
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends from the Bank	2,975,000	2,925,000	2,175,000
Equity in undistributed net earnings of subsidiary	(11,741,304)	(8,838,384)	(7,444,320)
Decrease (increase) in other assets	(158,239)	7,324	(4,094)

Net cash provided by operating activities	2,790,492	2,775,695	2,045,345
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	410,483	1,022,446	—
Investment in the Bank	—	(465,000)	(125,000)

Net cash provided by (used in) investing activities	410,483	557,446	(125,000)
Cash flows from financing activities:
Cash dividends paid	(3,244,385)	(2,563,577)	(2,200,721)
Stock options exercised	393,799	90,477	40,242
Decrease in due to the Bank	—	(750,000)	(375,000)
Decrease in due from Cascade Finance	—	—	375,000

Net cash used in financing activities	(2,850,586)	(3,223,100)	(2,160,479)

Net increase (decrease) in cash and cash equivalents	350,389	110,041	(240,134)
Cash and cash equivalents at beginning of the year	152,932	42,891	283,025

Cash and cash equivalents at end of the year	$503,321	$152,932	$42,891

These financial statements have not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Part III, items 10 through 13 is incorporated by reference from the Company’s definitive proxy statement issued in conjunction with the Company’s Annual Meeting of Shareholders to be held on April 21, 2003. (Executive Officers, Compensation Arrangements, Director and Management Ownership; Related Party Transactions).

Item 14.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

.

(a)	(1)	The financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 28.

 (2)       Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

(b)           Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

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

CASCADE BANCORP	CASCADE BANCORP
/s/ Patricia L. Moss	/s/ Gregory D. Newton

Patricia L. Moss President/Chief Executive Officer Date: February 24, 2003	Gregory D. Newton Executive Vice President/Chief Financial Officer Date: February 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres	February 24, 2003

Jerol E. Andres, Director	Date

/s/ Gary L. Capps	February 24, 2003

Gary L. Capps, Director/Chairman	Date

/s/ Gary L. Hoffman	February 24, 2003

Gary L. Hoffman, Director/Vice Chairman	Date

/s/ Patricia L. Moss	February 24, 2003

Patricia L. Moss, Director/President/CEO	Date

/s/ Ryan R. Patrick	February 24, 2003

Ryan R. Patrick, Director	Date

/s/ James E. Petersen	February 24, 2003

James E. Petersen, Director/Assistant Secretary	Date

/s/ L.A. Swarens	February 24, 2003

L.A. Swarens, Director	Date

Certification

I, Patricia L. Moss, Chief Executive Officer, certify that:

1)        I have reviewed this annual report on Form 10-K of Cascade Bancorp;

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4)        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Patricia L. Moss

Patricia L. Moss Chief Executive Officer

Dated: February 24, 2003

Certification

I, Gregory D. Newton, Chief Financial Officer, certify that:

1)        I have reviewed this annual report on Form 10-K of Cascade Bancorp;

2)        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report;

4)        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gregory D. Newton

Gregory D. Newton Chief Financial Officer

Dated: February 24, 2003

EXHIBITS INDEX

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated, filed as exhibit 3.2 to registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.1	Registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

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

10.5	2002 Incentive Stock Option Plan. Filed as Appendix A to the registrant’s Proxy Statement, as filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 46 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.

99.1	Certification of Chief Executive Officer of Cascade Bancorp.

99.2	Certification of Chief Financial Officer of Cascade Bancorp