Form 10-Q
period 2003-03-31
CASCADE BANCORP
filed 2003-05-13
CIK 865911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,570,929 shares of no par value Common Stock as of April 30, 2003.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2003

SIGNATURES	18

CERTIFICATIONS	19

PART I

Item 1.

FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,748,050	$23,983,180
Federal funds sold	4,000,000	6,000,000

Total cash and cash equivalents	24,748,050	29,983,180
Investment securities available-for-sale	23,572,474	27,781,266
Investment securities held-to-maturity	788,880	789,586
Federal Home Loan Bank stock	2,210,500	2,174,400
Loans, net	517,980,224	491,503,539
Premises and equipment, net	10,195,218	10,000,023
Accrued interest and other assets	17,968,257	16,127,347

Total assets	$597,463,603	$578,359,341

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$194,937,451	$209,523,869
Interest bearing demand	248,433,105	220,683,909
Savings	25,303,112	22,471,480
Time	47,273,713	49,283,000

Total deposits	515,947,381	501,962,258
Borrowings	20,885,432	18,000,000
Accrued interest and other liabilities	7,123,887	7,209,368

Total liabilities	543,956,700	527,171,626

Stockholders’ equity:
Common stock, no par value; 20,000,000 shares authorized; 12,564,137 issued and outstanding (12,513,638 in 2002)	18,448,071	18,253,082
Retained earnings	34,399,351	32,172,221
Accumulated other comprehensive income	659,481	762,412

Total stockholders’ equity	53,506,903	51,187,715

Total liabilities and stockholders’ equity	$597,463,603	$578,359,341

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Three Months ended March 31, 2003 and 2002
(Unaudited)

	Three months ended March 31,

	2003	2002

Interest income:
Interest and fees on loans	$9,464,847	$8,680,703
Taxable interest on investments	321,897	268,120
Nontaxable interest on investments	9,599	9,683
Interest on federal funds sold	13,965	2,876
Dividends on Federal Home Loan Bank stock	36,190	30,200

Total interest income	9,846,498	8,991,582

Interest expense:
Deposits:
Interest bearing demand	537,611	571,675
Savings	29,001	34,569
Time	269,920	514,401
Borrowings	167,943	126,205

Total interest expense	1,004,475	1,246,850

Net interest income	8,842,023	7,744,732
Loan loss provision	700,000	930,000

Net interest income after loan loss provision	8,142,023	6,814,732

Noninterest income:
Service charges on deposit accounts	1,352,089	1,006,514
Mortgage loan origination and processing fees	928,529	723,630
Gains on sales of mortgage loans, net	537,775	62,565
Mortgage loan servicing fees (net of amortization of mortgage servicing rights and impairment, if any)	(644,744)	(46,537)
Other income	627,806	583,230

Total noninterest income	2,801,455	2,329,402

Noninterest expense:
Salaries and employee benefits	3,625,282	2,927,631
Net occupancy and equipment	640,112	570,579
Other expenses	1,452,441	1,542,811

Total noninterest expense	5,717,835	5,041,021

Income before income taxes	5,225,643	4,103,113
Provision for income taxes	1,994,447	1,597,459

Net income	$3,231,196	$2,505,654

Basic earnings per common share	$0.26	$0.20

Diluted earnings per common share	$0.25	$0.20

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Comprehensive Income	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2001		$17,859,283	$23,701,571	$119,216	$41,680,070
Comprehensive Income:
Net Income	$2,505,654	—	2,505,654	—	2,505,654
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale	77,668	—	—	77,668	77,668

Comprehensive income	$2,583,322

Cash dividends paid		—	(746,554)	—	(746,554)

Stock options exercised (41,358 shares)		157,740	—	—	157,740

Balance at March 31, 2002		$18,017,023	$25,460,671	$196,884	$43,674,578

Balance at December 31, 2002		$18,253,082	$32,172,221	$762,412	$51,187,715
Comprehensive Income:
Net Income	$3,231,196	—	3,231,196	—	3,231,196
Other comprehensive income, net of tax:
Unrealized losses on securities available-for-sale	(102,931)	—	—	(102,931)	(102,931)

Comprehensive income	$3,128,265

Cash dividends paid		—	(1,004,066)	—	(1,004,066)

Stock options exercised (50,499 shares)		194,989	—	—	194,989

Balance at March 31, 2003		$18,448,071	$34,399,351	$659,481	$53,506,903

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2003 and 2002
(Unaudited)

	Three months ended March 31,

	2003	2002

Net cash provided by operating activities	$1,749,865	$2,990,806

Investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	4,298,976	5,073,495
Purchases of investment securities available-for-sale	(203,795)	(3,619,423)
Net increase in loans	(26,638,910)	(13,536,167)
Purchases of premises and equipment, net	(502,744)	(137,766)

Net cash used in investing activities	(23,046,473)	(12,219,861)

Financing activities:
Net increase in deposits	13,985,123	6,312,380
Cash dividends	(1,004,066)	(746,554)
Proceeds from issuance of common stock	194,989	157,740
Net increase in other borrowings	2,885,432	10,621,831

Net cash provided by financing activities	16,061,478	16,345,397

Net increase (decrease) in cash and cash equivalents	(5,235,130)	7,116,342
Cash and cash equivalents at beginning of period	29,983,180	21,439,301

Cash and cash equivalents at end of period	$24,748,050	$28,555,643

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

1.

Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

The balance sheet data as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2002 Annual Report to Shareholders.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including the notes thereto, included in the Company’s 2002 Annual Report to Shareholders.

Certain amounts for 2002 have been reclassified to conform with the 2003 presentation.

All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect stock dividends and splits.

2.

Stock Option Plans

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, and related Interpretations (See Note 8). No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

	2003	2002

Net income - as reported	$3,231,196	$2,505,654
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(132,782)	(130,949)

Pro forma net income	$3,098,414	$2,374,705

Earnings per common share:
Basic - as reported	$0.26	$0.20
Basic - pro forma	$0.25	$0.19
Diluted - as reported	$0.25	$0.20
Diluted - pro forma	$0.24	$0.19

3.

Investment Securities

Investment securities at March 31, 2003 and December 31, 2002 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

March 31, 2003
Available-for-sale
U.S. Agency mortgage-backed securities	$16,732,280	$292,892	$1,224	$17,023,948
U.S. Government and agency securities	4,000,000	181,387	—	4,181,387
Equity securities	1,245,107	569,351	—	1,814,458
Mutual fund	331,408	18,840	—	350,248
Obligations of state and political subdivisions	200,000	2,433	—	202,433

	$22,508,795	$1,064,903	$1,224	$23,572,474

Held-to-maturity
Obligations of state and political subdivisions	$788,880	$56,663	$—	$845,543

December 31, 2002
Available-for-sale
U.S. Agency mortgage-backed securities	$18,978,850	$512,270	$31,874	$19,459,246
U.S. Government and agency securities	6,000,000	215,930	—	6,215,930
Equity securities	1,245,107	515,165	—	1,760,272
Mutual fund	327,613	18,205	—	345,818

	$26,551,570	$1,261,570	$31,874	$27,781,266

Held-to-maturity
Obligations of state and political subdivisions	$789,586	$48,952	$—	$838,538

4.

Loans and Reserve for Loan Losses

The composition of the loan portfolio at March 31, 2003 and December 31, 2002 was as follows:

	March 31, 2003	% of gross loans	December 31, 2002	% of gross loans

Commercial	$115,145,671	22%	$106,750,996	21%
Real Estate:
Construction/lot	114,650,288	22%	105,584,546	21%
Mortgage	44,729,508	8%	43,004,558	9%
Commercial	219,754,191	42%	208,539,566	42%
Consumer	33,701,377	6%	37,044,655	7%

Loans, gross	527,981,035	100%	500,924,321	100%
Less:
Reserve for loan losses	7,963,628		7,669,145
Deferred loan fees	2,037,183		1,751,637

	10,000,811		9,420,782

Loans, net	$517,980,224		$491,503,539

Mortgage real estate loans include mortgage loans held for sale of approximately $5,537,000 at March 31, 2003 and approximately $4,185,000 at December 31, 2002.

Transactions in the reserve for loan losses for the three months ended March 31, 2003 and 2002 were as follows:

	Three months ended March 31,

	2003	2002

Balance at beginning of period	$7,669,145	$6,555,256
Provision charged to operations	700,000	930,000
Recoveries	71,895	73,308
Loans charged off	(477,412)	(521,295)

Balance at end of period	$7,963,628	$7,037,269

5.

Non-Performing Assets

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at March 31, 2003 and December 31, 2002:

	Three months ended March 31,

	2003	2002

Loans on non-accrual status	$946,812	$1,847,059
Loans past due 90 days or more but not on non-accrual status	—	64,440
Other real estate owned	331,485	—

Total non-performing assets	$1,278,297	$1,911,499

Percentage of non-performing assets to total assets	0.21%	0.38%

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income in 2003 and 2002 was immaterial.

At March 31, 2003, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.

Mortgage Servicing Rights

At March 31, 2003 and December 31, 2002, the Bank held servicing rights to mortgage loans with principal balances of approximately $479,157,000 and $453,536,000, respectively. Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk. However, as of March 31, 2003, management is not aware of any material mortgage loans that will be repurchased.

Other assets in the accompanying condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002 include approximately $3,974,000 and $4,071,000, respectively, of capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.

Transactions in the Company’s MSRs for the three months ended March 31, 2003 and 2002 were as follows:

	Three months ended March 31,

	2003	2002

Balance at beginning of period	$4,071,370	$3,602,536
Additions	830,414	599,944
Amortization	(577,434)	(280,755)

Balance before valuation allowance	4,324,350	3,921,725
Valuation allowance	(350,000)	—

Balance at end of period	$3,974,350	$3,921,725

The fair value of MSRs was approximately $4,073,000 and $4,035,000 at March 31, 2003 and 2002, respectively.

7.

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

The numerators and denominators used in computing basic and diluted earnings per common share for three months ended March 31, 2003 and 2002 can be reconciled as follows:

	Three months ended March 31,

	2003	2002

Net income	$3,231,196	$2,505,654

Weighted-average shares outstanding - basic	12,546,103	12,433,774
Basic net income per common share	$0.26	$0.20

Incremental shares arising from the dilutive effect of “in the money” stock options	379,196	334,443
Weighted-average shares outstanding - diluted	12,925,299	12,768,217
Diluted net income per common share	$0.25	$0.20

8.

Adoption of New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. As of March 31, 2003, the Company had not implemented the fair value based method of accounting for stock-based compensation under SFAS No. 148 or decided whether it would implement this method in the future. However, the related disclosures of SFAS No. 148 are included within the accompanying notes, as applicable.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. Certain guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions. Such guarantees include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The effect of adopting FIN 45 did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN46), “Consolidation of Variable Interest Entities”. FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities (“VIEs”) in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. The effect of adopting FIN 46 did not have a material effect on the Company’s condensed consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2003 and the operating results for the three months then ended, included elsewhere in this report.

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

Reserve for Loan Losses: Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. To estimate and assess the adequacy of the reserve for loan losses, management analyzes historical loss information and evaluates how the prevailing economic environment could impact the adequacy of the reserve. However, such analysis may be inexact, and changing economic circumstances could have an unforeseen impact on the estimate. The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operation.

HIGHLIGHTS FOR THE QUARTER:

The Company experienced strong first quarter 2003 growth and profitability highlighted by solid gains in loan and deposit volumes. Historically, loan growth during the first quarter has been soft due to winter weather and seasonally slower tourism. Perhaps in part due to an unseasonably warm winter in the northwest, net loans increased at an annualized rate of 20% just since year-end 2002. Net loans at March 31, 2003 stand at $518.0 million, up 19.1% compared to the year ago level. Similarly, deposits have grown steadily during the first quarter, primarily in interest bearing demand accounts. Deposits ended the quarter at $515.9 million, up at an annualized rate of 11.1% for the quarter, and up 19.5% compared to a year earlier. At quarter end, 96.6% of deposits were “core” in nature (demand, interest bearing demand, savings and time deposits less than $100,000).

Net income for the quarter ended March 31, 2003 increased 28.9% to $3,231,000, or $.25 diluted net income per common share, as compared to net income of approximately $2,506,000, or $.20 diluted net income per common share, for the same period in 2002. Stronger earnings during the first quarter 2003 were primarily due to higher net interest income resulting from growth in the Company’s loan and deposit portfolios. In addition, net income benefited from a lower provision for loan losses during the first quarter. The provision was $700,000 for the quarter, as compared to $930,000 in the same period a year ago. The reduced provision reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. Based upon its ongoing analytic and evaluative assessment, management believes the current level of the loan loss reserve is appropriate.

Noninterest income was up 20.2% in the first quarter of 2003 as compared to the same quarter a year ago, primarily due to increases in service charge income and strong revenues associated with the origination and sale of residential mortgage loans. Service charge income increased 34.3% compared to the year ago period primarily due to higher transaction activity levels, customer growth, and product line enhancements. Net mortgage revenue increased approximately 11.1% compared to the year ago period.

RESULTS OF OPERATIONS – Three months ended March 31, 2003 and 2002

Net Interest Income

Net interest income increased 14.2% for the quarter ended March 31, 2003 as compared to the same period in 2002, as interest earned on higher loan volumes outweighed the effect of a lower net interest margin. The net interest margin for the quarter ended March 31, 2003 was 6.52%, compared to the year ago margin of 6.87%, and the preceding quarter’s margin of 6.56%. The recent margin decline is a result of the continued low interest rate climate causing a decline in loan yields that compress against an already low cost of funds. During the first quarter of 2003, yields on loans and investments stood at 7.26% compared to 7.33% in the prior quarter, down substantially from 7.98% a year earlier. Meanwhile the average cost of funds for the quarter ended March 31, 2003 was stable at 0.77% versus 0.80% in the fourth quarter of last year and 1.13% a year ago.

The net interest margin is a key indicator of profitability in the banking industry, reflecting the difference between rates earned on loans and investments compared to the cost of funds supporting these assets. As market interest rates have declined over the past several years, the banking industry in general has experienced margin compression, as banks have seen lower loan yields on both new and refinanced loans. At the same time, funding costs are already at low levels. Because of these persistent rate pressures, management forecasts that by year end 2003 the net interest margin may moderate to between 6.30% and 6.10%. Forecasting the net interest margin is difficult, as unforeseen changes can occur in interest rates, the economy, or shape of the yield curve. In addition, customer and competitor behavior are difficult to predict and can affect yields on loans and rates on deposits. Please see the Company’s Annual Report on Form 10K annual report for further information on interest rate risk.

Total interest income increased approximately $854,900 (or 9.5%) for the quarter ended March 31, 2003 as compared to the same period in 2002, as a result of higher loan volumes. Total interest expense decreased approximately $242,400 (or 19.4%) for the quarter ended March 31, 2003 as compared to the same period in 2002. All categories of interest expense have decreased over the period presented, with the exception of borrowings expense which increased slightly in the first quarter of 2003 as compared to the prior year quarter due to FHLB term advances booked during the third quarter of 2002.

Average Balances and Average Rates Earned and Paid

The following table sets forth for the three month periods ended March 31, 2003 and 2002 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company. (Dollars in thousands):

	For the Three Months Ended March 31,

	2003			2002

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

ASSETS
Taxable securities	$26,414	$322	4.94%	$26,128	$268	4.16%
Non-taxable securities (1)	878	9	4.16%	942	10	4.31%
Federal funds sold	4,697	14	1.21%	684	3	1.78%
Federal Home Loan Bank stock	2,175	36	6.71%	2,047	30	5.94%
Loans (2)(3)(4)	516,077	9,465	7.44%	427,345	8,681	8.24%

Total earning assets	550,241	9,846	7.26%	457,146	8,992	7.98%
Reserve for loan losses	(7,806)			(6,693)
Cash and due from banks	19,945			21,750
Premises and equipment, net	10,196			9,270
Accrued interest and other assets	16,681			15,506

Total assets	$589,257			$496,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing demand deposits	$236,702	537	0.92%	$179,661	572	1.29%
Savings deposits	24,029	29	0.49%	19,029	35	0.75%
Time deposits	52,148	270	2.10%	70,890	514	2.94%
Other borrowings	28,742	168	2.37%	27,619	126	1.85%

Total interest bearing liabilities	341,621	1,004	1.19%	297,199	1,247	1.70%
Demand deposits	187,715			149,485
Other liabilities	8,629			7,862

Total liabilities	537,965			454,546
Stockholders’ equity	51,292			42,433

Total liabilities and stockholders’ equity	$589,257			$496,979

Net interest income		$8,842			$7,745

Net interest spread			6.07%			6.28%

Net interest income to earning assets			6.52%			6.87%

______________

(1)

Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2)

Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.

(3)

Loan related fees collected and included in the yield calculation totalled approximately $481,000 in 2003 and $436,000 in 2002.

(4)

Includes mortgage loans held for sale.

Loan Loss Provision

At March 31, 2003, the reserve for loan losses was 1.51% of total loans, consistent with the 1.53% at December 31, 2002 and down from 1.62% at March 31, 2002. The loan loss provision was $700,000 in the first quarter of 2003 compared to $930,000 for the comparable period in 2002. This reduction in provision was the result of the Company’s ongoing analytic and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. Management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Noninterest Income

Noninterest income was up a strong 20.2% at $2,801,000 compared to the year ago quarter of $2,329,000. This increase was due to continued growth in service fee income as well as high volumes and revenues in our residential mortgage operations. The Company originated a record $82.6 million in residential mortgages for local customers during the quarter ended March 31, 2003. This compares to $58.2 million for the year ago quarter and $74.4 million for the immediately preceding quarter. Net revenue generated from mortgage operations for the first quarter of 2003 were $822,000 compared to $740,000 in the year-ago quarter. Net mortgage revenue includes origination fees, gains on sale of mortgage loans and servicing income, net of amortization of servicing rights and valuation adjustments. In this regard, the first quarter of 2003 included a Mortgage Servicing Rights (MSR) valuation adjustment charge of $350,000. A valuation charge is recorded when the fair (market) value of MSR falls below its book value, an event that occurs primarily due to fluctuations in national market mortgage interest rates. Including this MSR valuation charge, the carrying value of the MSR is 0.83% of serviced loans compared to 0.98% a year ago.

The Company’s overall mortgage revenues have grown as a percent of total Company revenues over the past several years. In part, this trend is related to the low mortgage interest rates that have sustained a refinance boom over this period. For example in 2001, the Company’s mortgage revenue averaged approximately 4% of total Company revenue. Net mortgage revenue increased to 7% of revenues during the first quarter of 2003. Management anticipates that when mortgage interest rates eventually increase from today’s historic lows, it is likely that the relatively high mortgage revenue contribution experienced of late will ease back to a more normal share of revenues. In the meantime, strong revenues from mortgage operation have buffered the impact that lower interest rates have on the net interest margin.

Noninterest Expense

Noninterest expense for the first quarter of 2003 increased 13.4% as compared to the same quarter a year ago. Expense increases are primarily human resource related to meet growing business volumes, along with incentive-based bonuses and variable mortgage commissions that are directly tied to the increasing profitability of the Company. The Company believes that its high-touch service and high-caliber employees provide a long-term competitive advantage.

Income Taxes

Income tax expense increased between the periods presented primarily as a result of higher pre-tax income. The Company’s combined Federal and State effective income tax rate for both the first quarter of 2003 was 38.2% compared to 38.9% for same quarter in 2002.

FINANCIAL CONDITION

Asset growth was steady in the first quarter of 2003 with total assets increasing 3.1% to $597.5 million at March 31, 2003 compared to $578.4 million at December 31, 2002. This increase was primarily due to growth in the loan portfolio. Net loans outstanding increased 5.4% to $518.0 million at March 31, 2003 as compared to $491.5 million at December 31, 2002. This growth was primarily concentrated in the commercial loan, construction/lot and commercial real estate loan portfolios, up $8.4 million, $9.1 million and $11.2 million, respectively, consistent with the nature of economic growth in the markets served by the Company. The investment portfolio decreased $4.2 million from year end 2002 primarily due to calls and maturities as well as principal pay-downs on mortgage-backed securities.

This asset growth was primarily funded by the increased deposits. Deposits increased 2.8% to $515.9 million at March 31, 2003 compared to $502.0 million at December 31, 2002, with the majority of the increase in interest bearing demand deposits.

The Company had no material off balance sheet derivative financial instruments as of March 31, 2003 and December 31, 2002.

LIQUIDITY AND SOURCES OF FUNDS

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

The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At March 31, 2003 the FHLB had extended the Bank a secured line of credit of $57.8 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $20.1 million in short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $21.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At March 31, 2003 the Bank had aggregate remaining available borrowing sources totaling $78.0 million, given sufficient collateral.

Consistent with the year earlier period, at March 31, 2003 the Bank had approximately $158.8 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. Approximately 1/3 of total commitments pertain to various construction projects. Under the terms of such construction commitments and the Company’s loan policies, completion of specified project benchmarks are to be certified by borrower and builder and approved by the Company before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

At March 31, 2003 the Bank had a total of approximately $2.9 million in short-term borrowings bearing a weighted-average interest rate of 1.04% and $18.0 million in long-term borrowings from FHLB with maturities ranging from 2004 to 2009, bearing a weighted-average interest rate of 2.98%. At December 31, 2002, the Bank had a total of $18.0 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 2.98%. See “Liquidity and Sources of Funds” section above for further discussion.

CAPITAL RESOURCES

The Company’s total stockholders’ equity at March 31, 2003 was $53.5 million, an increase of $2.3 million from December 31, 2002. The increase was the net result of earnings of $3.2 million for the three months ended March 31, 2003, less cash dividends to shareholders of $1.0 million during the same period. In addition, at March 31, 2003 the Company had accumulated other comprehensive income of approximately $.7 million.

At March 31, 2003, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.86% and 11.17%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.

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

PART II - OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification of Chief Executive Officer and Chief Financial Officer

(b)

Reports on Form 8-K

The Company filed a report on Form 8-K on April 10, 2003 in regards to release of the Company’s first quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP (Registrant)
Date May 13, 2003	By:	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date May 13, 2003	By:	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer

Certification

I, Patricia L. Moss, Chief Executive Officer, certify that:

1)

I have reviewed this quarterly report on Form 10-Q of Cascade Bancorp;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the periodic report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ Patricia L. Moss

Patricia L. Moss Chief Executive Officer

Certification

I, Gregory D. Newton, Chief Financial Officer, certify that:

7)

I have reviewed this quarterly report on Form 10-Q of Cascade Bancorp;

8)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the periodic report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

12)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ Gregory D. Newton

Gregory D. Newton Chief Financial Officer