Form 10-Q
period 2003-06-30
CASCADE BANCORP
filed 2003-08-13
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ Commission file number: 0-23322

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,594,501 shares of no par value Common Stock as of July 31, 2003.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2003

INDEX

PART I: FINANCIAL INFORMATION	Page

PART II: OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES	19

CERTIFICATIONS	20

PART I

Item 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary Condensed Consolidated Balance Sheets June 30, 2003 and December 31, 2002 (Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents:
Cash and due from banks	$26,258,246	$23,983,180
Federal funds sold	58,100,000	6,000,000

Total cash and cash equivalents	84,358,246	29,983,180
Investment securities available-for-sale	28,504,352	27,781,266
Investment securities held-to-maturity	663,161	789,586
Federal Home Loan Bank stock	2,239,400	2,174,400
Loans, net	541,108,174	491,503,539
Premises and equipment, net	11,188,163	10,000,023
Accrued interest and other assets	17,591,477	16,127,347

Total assets	$685,652,973	$578,359,341

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$227,514,899	$209,523,869
Interest bearing demand	296,352,822	220,683,909
Savings	26,613,838	22,471,480
Time	46,571,861	49,283,000

Total deposits	597,053,420	501,962,258
Borrowings	25,702,919	18,000,000
Accrued interest and other liabilities	6,378,446	7,209,368

Total liabilities	629,134,785	527,171,626

Stockholders’ equity:
Common stock, no par value;
20,000,000 shares authorized;
12,586,970 issued and outstanding (12,513,638 in 2002)	18,588,386	18,253,082
Retained earnings	37,017,177	32,172,221
Accumulated other comprehensive income	912,625	762,412

Total stockholders’ equity	56,518,188	51,187,715

Total liabilities and stockholders' equity	$685,652,973	$578,359,341

See accompanying notes. 3 Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Income Six Months and Three Months ended June 30, 2003 and 2002 (Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$19,289,808	$17,800,560	$9,824,961	$9,119,857
Taxable interest on investments	558,258	528,880	236,395	260,760
Nontaxable interest on investments	23,053	19,707	13,454	10,024
Interest on federal funds sold	44,198	3,268	30,233	392
Dividends on Federal Home Loan Bank stock	65,124	61,200	28,900	31,000

Total interest income	19,980,441	18,413,615	10,133,943	9,422,033

Interest expense:
Deposits:
Interest bearing demand	1,130,621	1,160,247	593,010	588,572
Savings	59,715	72,959	30,714	38,390
Time	502,648	970,487	232,728	456,086
Borrowings	316,777	255,397	148,834	129,192

Total interest expense	2,009,761	2,459,090	1,005,286	1,212,240

Net interest income	17,970,680	15,954,525	9,128,657	8,209,793
Loan loss provision	1,400,000	1,830,000	700,000	900,000

Net interest income after loan loss provision	16,570,680	14,124,525	8,428,657	7,309,793

Noninterest income:
Service charges on deposit accounts	2,917,184	2,089,486	1,565,095	1,082,972
Mortgage loan origination and processing fees	1,806,067	1,237,304	877,538	513,674
Gains on sales of mortgage loans, net	1,069,194	317,990	531,419	204,178
Mortgage loan servicing fees (net of
amortization of mortgage servicing rights and
impairment, if any)	(1,194,462)	(72,974)	(549,718)	(26,437)
Other income	1,490,315	1,201,842	862,509	618,612

Total noninterest income	6,088,298	4,773,648	3,286,843	2,392,999

Noninterest expense:
Salaries and employee benefits	7,185,068	5,997,619	3,559,786	3,069,988
Net occupancy and equipment	1,329,799	1,143,449	689,687	572,870
Other expenses	2,998,636	2,993,809	1,546,195	1,399,751

Total noninterest expense	11,513,503	10,134,877	5,795,668	5,042,609

Income before income taxes	11,145,475	8,763,296	5,919,832	4,660,183
Provision for income taxes	4,290,779	3,414,379	2,296,332	1,816,920

Net income	$6,854,696	$5,348,917	$3,623,500	$2,843,263

Basic earnings per common share	$0.55	$0.43	$0.29	$0.23

Diluted earnings per common share	$0.53	$0.42	$0.28	$0.22

See accompanying notes. 4 Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2003 and 2002 (Unaudited)

	Comprehensive Income	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2001		$17,859,283	$23,701,571	$119,216	$41,680,070
Comprehensive Income:
Net Income	$5,348,917	—	5,348,917	—	5,348,917
Other comprehensive income, net of tax:
Unrealized gains on
securities available-for-sale	467,381	—	—	467,381	467,381

Comprehensive income	$5,816,298

Cash dividends paid		—	(1,494,471)	—	(1,494,471)

Stock options exercised (70,464 shares)		244,296	—	—	244,296

Balance at June 30, 2002		$18,103,579	$27,556,017	$586,597	$46,246,193

Balance at December 31, 2002		$18,253,082	$32,172,221	$762,412	$51,187,715
Comprehensive Income:
Net Income	$6,854,696	—	6,854,696	—	6,854,696
Other comprehensive income, net of tax:
Unrealized gains on securities
available-for-sale	150,213	—	—	150,213	150,213

Comprehensive income	$7,004,909

Cash dividends paid		—	(2,009,740)	—	(2,009,740)

Stock options exercised (78,122 shares)		335,304	—	—	335,304

Balance at June 30, 2003		$18,588,386	$37,017,177	$912,625	$56,518,188

See accompanying notes. 5 Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Cash Flows Six Months ended June 30, 2003 and 2002 (Unaudited)

	Six months ended June 30,
	2003	2002
Net cash provided by operating activities	$5,053,563	$5,442,168

Investing activities:
Proceeds from maturities and calls of investment securities
available-for-sale	8,020,002	6,899,321
Purchases of investment securities available-for-sale	(8,498,313)	(6,301,289)
Proceeds from maturities and calls of investment securities
held-to-maturity	124,479	149,304
Net increase in loans	(49,935,441)	(45,895,979)
Purchases of premises and equipment, net	(1,508,869)	(87,647)

Net cash used in investing activities	(51,798,142)	(45,236,290)

Financing activities:
Net increase in deposits	95,091,162	27,041,001
Cash dividends	(2,009,740)	(1,494,471)
Proceeds from issuance of common stock	335,304	244,296
Net increase in other borrowings	7,702,919	13,098,445

Net cash provided by financing activities	101,119,645	38,889,271

Net increase (decrease) in cash and cash equivalents	54,375,066	(904,851)
Cash and cash equivalents at beginning of period	29,983,180	21,439,301

Cash and cash equivalents at end of period	$84,358,246	$20,534,450

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2003
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

2. Stock-Based Compensation

     The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, and related Interpretations (See Note 8). No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation for the six months and three months ended June 30, 2003 and 2002:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Net income - as reported	$6,854,696	$5,348,917	$3,623,500	$2,843,263
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effects	(260,312)	(261,899)	(128,662)	(130,949)

Pro forma net income	$6,594,384	$5,087,018	$3,494,838	$2,712,314

Earnings per common share:
Basic - as reported	$0.55	$0.43	$0.29	$0.23
Basic - pro forma	$0.53	$0.41	$0.28	$0.22
Diluted - as reported	$0.53	$0.42	$0.28	$0.22
Diluted - pro forma	$0.51	$0.40	$0.27	$0.21

3. Investment Securities

Investment securities at June 30, 2003 and December 31, 2002 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2003
Available-for-sale
U.S. Agency mortgage-backed securities	$19,749,513	$423,916	$1,004	$20,172,425
U.S. Government and agency securities	3,000,000	246,307	—	3,246,307
Equity securities	1,245,107	794,280	—	2,039,387
Mutual fund	333,766	—	—	333,766
Obligations of state and
political subdivisions	2,703,989	18,817	10,339	2,712,467

	$27,032,375	$1,483,320	$11,343	$28,504,352

Held-to-maturity
Obligations of state and
political subdivisions	$663,161	$72,190	$—	$735,351

December 31, 2002
Available-for-sale
U.S. Agency mortgage-backed securities	$18,978,850	$512,270	$31,874	$19,459,246
U.S. Government and agency securities	6,000,000	215,930	—	6,215,930
Equity securities	1,245,107	515,165	—	1,760,272
Mutual fund	327,613	18,205	—	345,818

	$26,551,570	$1,261,570	$31,874	$27,781,266

Held-to-maturity
Obligations of state and
political subdivisions	$789,586	$48,952	$—	$838,538

4. Loans and Reserve for Loan Losses

The composition of the loan portfolio at June 30, 2003 and December 31, 2002 was as follows:

	June 30, 2003	% of gross loans	December 31, 2002	% of gross loans

Commercial	$123,091,975	22%	$106,750,996	21%
Real Estate:
Construction/lot	125,255,021	23%	105,584,546	21%
Mortgage	50,491,253	9%	43,004,558	9%
Commercial	220,132,277	40%	208,539,566	42%
Consumer	32,548,646	6%	37,044,655	7%

Loans, gross	551,519,172	100%	500,924,321	100%
Less:
Reserve for loan losses	8,389,475		7,669,145
Deferred loan fees	2,021,523		1,751,637

	10,410,998		9,420,782

Loans, net	$541,108,174		$491,503,539

     Mortgage real estate loans include mortgage loans held for sale of approximately $5,608,000 at June 30, 2003 and approximately $4,185,000 at December 31, 2002.

     Transactions in the reserve for loan losses for the six months ended June 30, 2003 and 2002 were as follows:

	Six months ended June 30,
	2003	2002
Balance at beginning of period	$7,669,145	$6,555,256
Provision charged to operations	1,400,000	1,830,000
Recoveries	166,150	158,206
Loans charged off	(845,820)	(1,149,367)

Balance at end of period	$8,389,475	$7,394,095

5. Non-Performing Assets

     Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2003 and December 31, 2002:

	Six months ended June 30,
	2003	2002
Loans on non-accrual status	$1,463,538	$970,348
Loans past due 90 days or more
but not on non-accrual status	—	203,108
Other real estate owned	147,892	331,485

Total non-performing assets	$1,611,430	$1,504,941

Percentage of non-performing assets
to total assets	0.23%	0.26%

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

     At June 30, 2003, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6. Mortgage Servicing Rights

     At June 30, 2003 and December 31, 2002, the Bank held servicing rights to mortgage loans with principal balances of approximately $495,472,000 and $453,536,000, respectively. Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise; they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk. However, as of June 30, 2003, management is not aware of any material mortgage loans that will be repurchased.

     Other assets in the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002 include approximately $3,973,000 and $4,071,000, respectively, of capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.

Transactions in the Company’s MSRs for the six months ended June 30, 2003 and 2002 were as follows:

	Six months ended June 30,
	2003	2002
Balance at beginning of period, net	$4,071,370	$3,602,536
Additions	1,683,944	939,828
Amortization	(1,257,361)	(486,296)

Balance before valuation allowance	4,497,953	4,056,068
Valuation allowance	(525,000)	—

Balance at end of period	$3,972,953	$4,056,068

     The fair value of MSRs was approximately $4,091,000 and $4,416,000 at June 30, 2003 and 2002, respectively.

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

     The numerators and denominators used in computing basic and diluted earnings per common share for the six months and three months ended June 30, 2003 and 2002 can be reconciled as follows:

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Net income	$6,854,696	$5,348,917	$3,623,500	$2,843,263

Weighted-average shares outstanding - basic	12,559,771	12,449,989	12,573,439	12,466,204
Basic net income per common share	$0.55	$0.43	$0.29	$0.23

Incremental shares arising from the dilutive
effect of “in the money” stock options	383,872	375,723	388,549	417,002
Weighted-average shares outstanding - diluted	12,943,643	12,825,712	12,961,988	12,883,206
Diluted net income per common share	$0.53	$0.42	$0.28	$0.22

8. Adoption of New Accounting Standards

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. As of June 30, 2003, the Company had not implemented the fair value based method of accounting for stock-based compensation under SFAS No. 148 or decided whether it would implement this method in the future. However, the related disclosures of SFAS No. 148 are included within the accompanying notes, as applicable.

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

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s condensed consolidated financial statements or results of operations.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The effect of adopting SFAS No. 150 is not expected to have a material impact on the Company’s condensed consolidated financial statements or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2003 and the operating results for the six and three months then ended, included elsewhere in this report.

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

     Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the areas of Central Oregon, Salem/Keizer and Medford, Oregon. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

     Reserve for Loan Losses: Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. To estimate and assess the adequacy of the reserve for loan losses, management analyzes historical loss information and evaluates how the prevailing economic environment could impact the adequacy of the reserve. However, such analysis may be inexact, and changing economic circumstances could have an unforeseen impact on the estimate. The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see the Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K.

HIGHLIGHTS FOR THE QUARTER:

     The Company continued strong second quarter 2003 growth and profitability, highlighted by robust deposit growth and solid increase in loan volumes. Net loans at June 30, 2003 were at $541.1 million, up 17.8% compared to the year ago level. Deposits surged to $597.1 million at quarter end, up 32.0% compared to a year ago and up 18.9% since year end 2002. At June 30, 2003, 97.1% of deposits were “core” in nature (demand, interest bearing demand, savings and time deposits less than $100,000).

     Net income for the quarter ended June 30, 2003 increased 27.4% to approximately $3,623,000, or $.28 diluted earnings per common share, as compared to net income of approximately $2,843,000, or $.22 diluted earnings per common share, for the same period in 2002. For the six months ended June 30, 2003, net income was up 28.2% to approximately $6,855,000 or $.53 diluted net income per common share, up from net income of approximately 5,349,000, or $.42 diluted net income per common share, for the same period in 2002. Stronger earnings during the periods were primarily due to higher net interest income resulting from growth in the Company’s loan portfolio. In addition, net income benefited from a lower provision for loan losses during the six months and three months ended June 30, 2003. The provision was $1,400,000 for the six-month period ended June 30, 2003 compared to $1,830,000 for the year earlier period and was $700,000 for the quarter ended June 30, 2003 compared to $900,000 for the same quarter the prior year. The reduced provision reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. Based upon its ongoing analytic and evaluative assessment, management believes the current level of the loan loss reserve is appropriate.

     Noninterest income was up 27.5% for the six months and up 37.4% in the first quarter of 2003 as compared to the same periods in 2002. These increases were primarily due to increases in service charge income and strong revenues associated with the origination and sale of residential mortgage loans. Service charge income increased 39.6% and 44.5% for the six months and quarter ended June 30, 2003, respectively, compared to the year ago periods primarily due to higher transaction activity levels, pricing and product line enhancements and customer growth. Net mortgage revenue increased approximately 13.4% for the six months and 24.3% for the quarter ended June 30, 2003 compared to the year ago periods.

     As part of its long-term objective to deliver superior long-term growth in earnings per share, the Company expects to open several new banking offices over the net several quarters. On July 7th, the Company enhanced its current network of three Salem, Oregon branches with the opening of a new West Salem branch. In addition, the Company opened its first branch in Medford, Oregon on July 14, 2003, initiating its expansion into Southern Oregon. The aggregate start-up costs of these investments are expected to reduce earnings per share by approximately $.01 to $.02 per share in each of the next several quarters. Management forecasts that this initial affect on earnings will moderate as loan and deposit volumes build, and that these locations will reach the breakeven point within two years. Plans also call for the opening of a new branch in the Old Mill district of Bend early in 2004, as well as one to two additional branch openings during that year.

     In addition, on July 31, 2003, the Company announced an agreement to acquire Community Bank of Grants Pass (CBGP), a community bank headquartered in Grants Pass, Oregon with approximately $50 million in assets. The transaction will jump-start the Company’s recently announced expansion into Southern Oregon. CBGP shareholders will receive one share of CACB stock for each share of CBGP stock. At CACB’s recent stock price of $18, the value of the transaction is approximately $11.9 million, about 2.3 times book value or 17.6 times the last twelve months earnings reported by CBGP. The Company anticipates the acquisition will be accretive to shareholders within the first full year of operations. The combination is subject to due diligence, regulatory and CBGP shareholder approval.

RESULTS OF OPERATIONS – Six months and Three months ended June 30, 2003 and 2002

Net Interest Income

     Net interest income increased 12.6% for the six months and increased 11.2% for the quarter ended June 30, 2003 as compared to the same periods in 2002, as interest earned on higher loan volumes outweighed the effect of a lower net interest margin. The net interest margin (NIM) was 6.36% for the second quarter ended June 30, 2003, compared to the year ago margin of 6.89%, and the preceding quarter’s margin of 6.52%. The ongoing low interest rate climate continues to cause declining loan yields that compress against an already low cost of funds. During the second quarter of 2003, yields earned on loans and investments stood at 7.06% compared to 7.26% in the prior quarter, down from 7.90% a year earlier. Meanwhile the average cost of funds for the quarter ended June 30, 2003 was relatively stable at 0.73% versus 0.77% in the first quarter and 1.04% a year ago.

     The net interest margin is a key indicator of profitability in the banking industry, reflecting the difference between rates earned on loans and investments compared to the cost of funds supporting these assets. As market interest rates have declined over the past several years, the banking industry in general has experienced margin compression, as banks have seen lower loan yields on both new and refinanced loans. At the same time, funding costs are already at low levels. With the Federal Reserve recently lowering federal funds rate to 1.00% in June 2003 – a level not seen since the 1950s – management forecasts that by year end 2003 the net interest margin may moderate toward a range between 6.20% and 6.00%. Forecasting the net interest margin is difficult, as unforeseen changes can occur in interest rates, the economy, or shape of the yield curve. In addition, customer and competitor behavior are difficult to predict and can affect yields on loans and rates on deposits. Please see the Company’s Annual Report on Form 10K for further information on interest rate risk.

     As a result of higher loan volume, total interest income increased approximately $1,566,800 (or 8.5%) for the six months and increased approximately $711,900 (or 7.6%) for the quarter ended June 30, 2003 as compared to the same periods in 2002. Total interest expense decreased approximately $449,300 (or 18.3%) for the six months and decreased approximately $207,000 (or 17.1%) for the quarter ended June 30, 2003 as compared to the same periods in 2002. All categories of interest expense have decreased over the periods presented, with the exception of borrowings expense which increased for both periods presented primarily due to the interest expense incurred on $14 million fixed rate FHLB term advances, which is included in borrowings at period end.

Average Balances and Average Rates Earned and Paid

     The following table sets forth for the quarter ended June 30, 2003 and 2002 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company: (Dollars in thousands)

	For the quarter ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Taxable securities	$25,038	$237	3.80%	$23,978	$261	4.37%
Non-taxable securities (1)	1,694	13	3.08%	895	10	4.48%
Federal funds sold	11,071	30	1.09%	86	—	0.00%
Federal Home Loan Bank stock	2,212	29	5.26%	2,075	31	5.99%
Loans (2)(3)(4)	535,321	9,825	7.36%	451,072	9,120	8.11%

Total earning assets	575,336	10,134	7.06%	478,106	9,422	7.90%
Reserve for loan losses	(8,080)			(7,174)
Cash and due from banks	21,758			22,368
Premises and equipment, net	10,791			9,175
Accrued interest and other assets	16,896			16,025

Total assets	$616,701			$518,500

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$254,379	593	0.94%	$187,952	589	1.26%
Savings deposits	25,936	30	0.46%	20,914	38	0.73%
Time deposits	47,290	233	1.98%	68,822	456	2.66%
Other borrowings	22,817	149	2.62%	27,289	129	1.90%

Total interest bearing liabilities	350,422	1,005	1.15%	304,977	1,212	1.59%
Demand deposits	204,343			162,631
Other liabilities	7,653			6,630

Total liabilities	562,418			474,238
Stockholders' equity	54,283			44,262

Total liabilities and stockholders’ equity	$616,701			$518,500

Net interest income		$9,129			$8,210

Net interest spread			5.91%			6.31%

Net interest income to earning assets			6.36%			6.89%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $449,000 in 2003 and $470,000 in 2002.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

     The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2003, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	2003 compared to 2002
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$705	$1,625	$(920)
Investments	7	51	(44)

Total interest income	712	1,676	(964)

Interest expense:
Interest on deposits:
Interest bearing demand	4	181	(177)
Savings	(8)	8	(16)
Time deposits	(223)	(124)	(99)
Other borrowings	20	(25)	45

Total interest expense	(207)	40	(247)

Net interest income	$919	$1,636	$(717)

Loan Loss Provision

     At June 30, 2003, the reserve for loan losses was 1.53% of total loans, same as year end 2002 and down from 1.58% at June 30, 2002. The loan loss provision was $700,000 in the second quarter of 2003 compared to $900,000 for the comparable period in 2002. This reduction in provision was the result of the Company’s ongoing analytic and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. Management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Noninterest Income

     Noninterest income increased 27.5% for the six months, and was up a strong 37.4% for the quarter ended June 30, 2003 as compared to the same periods in 2002. These increases were due to continued growth in service fee income as well as high volumes and revenues in our residential mortgage operations. The Company originated a near-record $79.4 million in residential mortgages for our customers during the quarter ended June 30, 2003. This compares to $41.5 million for the year ago quarter and $82.6 million for the immediately preceding quarter. Net revenue generated from mortgage operations for the six months ended June 30, 2003 was $1,681,000 compared to $1,482,000 for the same period of 2002. Net revenue generated from mortgage operations for the quarter ended June 30, 2003 was $859,000 compared to $691,000 in the year-ago quarter. Net mortgage revenue includes origination fees, gains on sale of mortgage loans and servicing income, net of amortization of servicing rights and valuation adjustments. In this regard, the second quarter of 2003 included a Mortgage Servicing Rights (MSR) valuation adjustment charge of $175,000 (pretax), while the immediately preceding quarter charge was $350,000 (pretax). A valuation charge is recorded when the estimated fair (market) value of MSR falls below its book value, an event that occurs primarily due to fluctuations in national market mortgage interest rates. Including this MSR valuation charge, the carrying value of the MSR at June 30, 2003 is 0.80% of serviced loans compared to 0.97% a year ago.

     The Company’s overall mortgage revenues have grown as a percent of total Company revenues over the past several years. In part, this trend is related to the low mortgage interest rates that have sustained a refinance boom over this period. For example in 2001, the Company’s mortgage revenue averaged approximately 4% of total Company revenue. Net mortgage revenue increased to 7% of revenues during the second quarter of 2003. Management anticipates that when mortgage interest rates eventually increase from today’s historic lows, it is likely that the relatively high mortgage revenue contribution experienced of late will ease back to a more normal share of revenues. In the meantime, strong revenues from mortgage operation have buffered the impact that lower interest rates have on the net interest margin.

Noninterest Expense

     Noninterest expense increased 13.6% for the six months and 14.9% for the quarter ended June 30, 2003 as compared to the same periods in 2002. These increases in expense are primarily human resource related to meet growing business volumes, along with incentive-based bonuses and variable mortgage commissions that are directly tied to the increasing profitability of the Company. The Company believes that its high-touch service and high-caliber employees are a cost-effective competitive advantage.

Income Taxes

     Income tax expense increased between the periods presented primarily as a result of higher pre-tax income. The Company’s combined Federal and State effective income tax rate for the second quarter of 2003 was 38.8% compared to 39.0% for same quarter in 2002.

FINANCIAL CONDITION

     Assets continued to increase in the second quarter of 2003 with total assets increasing 18.6% to $685.7 million at June 30, 2003 compared to $578.4 million at December 31, 2002. This increase was primarily due to a jump in federal funds sold and solid increases in loan volumes. Federal funds sold increased due to robust deposit growth at quarter end. Net loans outstanding increased 10.1% to $541.1 million at June 30, 2003 as compared to $491.5 million at December 31, 2002. This growth was primarily concentrated in the commercial loan, construction/lot and commercial real estate loan portfolios, up $16.3 million, $19.7 million and $11.6 million, respectively, consistent with the nature of economic growth in the markets served by the Company. The investment portfolio increased slightly to $29.2 million from $28.6 million at year end 2002.

     This asset growth was primarily funded by the increased deposits, with deposits increasing 18.9% to $597.1 million at June 30, 2003 compared to $502.0 million at December 31, 2002. A portion of the deposit increase was attributable to several large customer funds deposited on a temporary basis with the Bank over the quarter end. The majority of the growth was in interest bearing demand deposits.

     The Company had no material off balance sheet derivative financial instruments as of June 30, 2003 and December 31, 2002.

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

     The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At June 30, 2003 the FHLB had extended the Bank a secured line of credit of $89.3 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $28.7 million in short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $24.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At June 30, 2003 the Bank had aggregate remaining available borrowing sources totaling $130.3 million, given sufficient collateral.

     Consistent with the year earlier period, at June 30, 2003 the Bank had approximately $170.7 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. Approximately 1/3 of total commitments pertain to various construction projects. Under the terms of such construction commitments and the Company’s loan policies, completion of specified project benchmarks are to be certified by borrower and builder and approved by the Company before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

     At June 30, 2003 the Bank had a total of approximately $11.7 million in short-term borrowings bearing a weighted-average interest rate of 0.728% and $14.0 million in long-term borrowings from FHLB with maturities ranging from 2005 to 2013, bearing a weighted-average interest rate of 3.17%. At December 31, 2002, the Bank had a total of $18.0 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 2.98%. See “Liquidity and Sources of Funds” section above for further discussion.

CAPITAL RESOURCES

     The Company’s total stockholders’ equity at June 30, 2003 was $56.5 million, an increase of $5.3 million from December 31, 2002. The increase was the net result of earnings of $6.9 million for the six months ended June 30, 2003, less cash dividends to shareholders of $2.0 million during the same period. In addition, at June 30, 2003 the Company had accumulated other comprehensive income of approximately $.9 million.

     At June 30, 2003, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.66% and 10.98%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

PART II — OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

(a)	April 21, 2003, Annual Meeting
(b)	Need not be completed
(c)	The following matters were voted on at the Annual Meeting of Shareholders held on April 21, 2003:

Proposal #1:	Election of Directors

	Number of Votes	Number of Votes	Total Number of
Director	“FOR”	“WITHHELD”	Votes
Jerol E. Andres	10,902,534	267,721	11,170,255

Proposal #2:	Approval of First Amendment to the 2002 Stock Option Plan

Number of Votes	Number of Votes	Number of Votes	Total Number of
“FOR”	“AGAINST”	“ABSTAIN”	Votes
9,743,190	1,291,407	144,949	11,179,546

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on July 10, 2003 in regards to release of the Company’s second quarter, 2003 earnings.

The Company filed a report on Form 8-K on August 4, 2003 in regards to an announcement by press release an agreement to acquire Community Bank of Grants Pass (CBGP), a community bank headquartered in Grants Pass, Oregon.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date	8/13/2003	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date	8/13/2003	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer