Form 10-Q/A
period 2003-06-30
CASCADE BANCORP
filed 2003-09-24
CIK 865911

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

PART II — OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

(a)	April 21, 2003, Annual Meeting
(b)	Need not be completed
(c)	The following matters were voted on at the Annual Meeting of Shareholders held on April 21, 2003:

Proposal #1:	Election of Directors

	Number of Votes	Number of Votes	Total Number of
Director	“FOR”	“WITHHELD”	Votes
Jerol E. Andres	10,902,534	267,721	11,170,255

Proposal #2:	Approval of First Amendment to the 2002 Stock Option Plan

Number of Votes	Number of Votes	Number of Votes	Total Number of
“FOR”	“AGAINST”	“ABSTAIN”	Votes
9,743,190	1,291,407	144,949	11,179,546

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification Pursuant to Section 906

(b)	Reports on Form 8-K

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