Form 10-Q
period 2003-09-30
CASCADE BANCORP
filed 2003-11-13
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 12,613,755 shares of no par value Common Stock as of October 31, 2003.

CASCADE BANCORP & SUBSIDIARY FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2003

INDEX

2

PART I

Item 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary Condensed Consolidated Balance Sheets September 30, 2003 and December 31, 2002 (Unaudited)

ASSETS	September 30, 2003	December 31, 2002

Cash and cash equivalents:
Cash and due from banks	$32,911,752	$23,983,180
Interest bearing balances due from Federal Home Loan Bank	52,582,287	—
Federal funds sold	16,350,000	6,000,000

Total cash and cash equivalents	101,844,039	29,983,180
Investment securities available-for-sale	33,495,215	27,781,266
Investment securities held-to-maturity	662,424	789,586
Federal Home Loan Bank stock	2,269,000	2,174,400
Loans, net	553,359,764	491,503,539
Premises and equipment, net	12,485,082	10,000,023
Accrued interest and other assets	18,352,547	16,127,347

Total assets	$722,468,071	$578,359,341

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$248,988,365	$209,523,869
Interest bearing demand	316,374,999	220,683,909
Savings	29,456,679	22,471,480
Time	46,659,395	49,283,000

Total deposits	641,479,438	501,962,258
Borrowings	13,913,531	18,000,000
Accrued interest and other liabilities	7,904,277	7,209,368

Total liabilities	663,297,246	527,171,626

Stockholders’ equity:
Common stock, no par value;
20,000,000 shares authorized;
12,611,595 issued and outstanding (12,513,638 in 2002)	18,804,426	18,253,082
Retained earnings	39,594,728	32,172,221
Accumulated other comprehensive income	771,671	762,412

Total stockholders’ equity	59,170,825	51,187,715

Total liabilities and stockholders’ equity	$722,468,071	$578,359,341

See accompanying notes. 3

Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Income Nine Months and Three Months ended September 30, 2003 and 2002 (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$29,184,134	$27,226,757	$9,894,326	$9,426,197
Taxable interest on investments	781,046	782,325	222,788	253,445
Nontaxable interest on investments	44,126	28,207	21,073	8,500
Interest on federal funds sold	83,760	44,936	39,562	41,668
Interest on interest bearing balances
due from Federal Home Loan Bank	107,019	—	107,019	—
Dividends on Federal Home Loan Bank stock	94,757	93,213	29,633	32,013

Total interest income	30,294,842	28,175,438	10,314,401	9,761,823

Interest expense:
Deposits:
Interest bearing demand	1,771,281	1,746,445	640,660	586,198
Savings	84,036	114,781	24,321	41,822
Time	713,451	1,359,281	210,803	388,794
Borrowings	434,795	413,314	118,018	157,917

Total interest expense	3,003,563	3,633,821	993,802	1,174,731

Net interest income	27,291,279	24,541,617	9,320,599	8,587,092
Loan loss provision	2,075,000	2,280,000	675,000	450,000

Net interest income after loan loss provision	25,216,279	22,261,617	8,645,599	8,137,092

Noninterest income:
Service charges on deposit accounts	4,473,939	3,157,855	1,556,755	1,068,369
Mortgage loan origination and processing fees	2,900,442	1,833,607	1,094,375	596,303
Gains on sales of mortgage loans, net	1,840,551	650,166	771,357	332,176
Mortgage loan servicing fees (net of
amortization of mortgage servicing rights
and impairment, if any)	(1,721,347)	(554,366)	(526,885)	(481,392)
Gain on sale of equity securities available-for-sale	59,873	6,664	59,873	6,664
Other income	2,299,934	1,670,262	809,619	569,165

Total noninterest income	9,853,392	6,764,188	3,765,094	2,091,285

Noninterest expense:
Salaries and employee benefits	11,546,862	9,109,332	4,361,794	3,111,713
Net occupancy and equipment	2,091,243	1,734,961	761,444	591,512
Other expenses	4,494,061	4,295,868	1,495,425	1,402,804

Total noninterest expense	18,132,166	15,140,161	6,618,663	5,106,029

Income before income taxes	16,937,505	13,885,644	5,792,030	5,122,348
Provision for income taxes	6,497,697	5,412,517	2,206,918	1,998,138

Net income	$10,439,808	$8,473,127	$3,585,112	$3,124,210

Basic earnings per common share	$0.83	$0.68	$0.28	$0.25

Diluted earnings per common share	$0.80	$0.66	$0.27	$0.24

See accompanying notes. 4

Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	Comprehensive income	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2001		$17,859,283	$23,701,571	$119,216	$41,680,070
Comprehensive income:
Net income	$8,473,127	—	8,473,127	—	8,473,127
Other comprehensive income, net of tax:
Unrealized gains on
securities available-for-sale	593,140	—	—	593,140	593,140
Reclassification adjustment for
net gains on sale of securities
included in net income	(4,065)	—	—	(4,065)	(4,065)

Comprehensive income	$9,062,202

Cash dividends paid		—	(2,368,593)	—	(2,368,593)

Stock options exercised (84,974 shares)		298,860	—	—	298,860

Balance at September 30, 2002		$18,158,143	$29,806,105	$708,291	$48,672,539

Balance at December 31, 2002		$18,253,082	$32,172,221	$762,412	$51,187,715
Comprehensive income:
Net income	$10,439,808	—	10,439,808	—	10,439,808
Other comprehensive income, net of tax:
Unrealized gains on securities
available-for-sale	45,782	—	—	45,782	45,782
Reclassification adjustment for
net gains on sale of securities
included in net income	(36,523)	—	—	(36,523)	(36,523)

Comprehensive income	$10,449,067

Cash dividends paid		—	(3,017,301)	—	(3,017,301)

Stock options exercised (97,957 shares)		551,344	—	—	551,344

Balance at September 30, 2003		$18,804,426	$39,594,728	$771,671	$59,170,825

See accompanying notes. 5

Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Cash Flows Nine Months ended September 30, 2003 and 2002 (Unaudited)

	Nine months ended September 30,
	2003	2002

Net cash provided by operating activities	$9,889,903	$9,051,348

Investing activities:
Proceeds from maturities and calls of investment
securities available-for-sale	11,248,931	8,891,985
Purchases of investment securities available-for-sale	(16,964,577)	(13,300,712)
Proceeds from maturities and calls of investment
securities held-to-maturity	124,479	149,304
Proceeds from sale of equity securities available-for-sale	45,082	11,968
Purchases of equity securities available-for-sale	(77,344)	—
Net increase in loans	(62,209,878)	(55,987,769)
Purchases of premises and equipment, net	(3,160,491)	(1,031,395)

Net cash used in investing activities	(70,993,798)	(61,266,619)

Financing activities:
Net increase in deposits	139,517,180	76,934,526
Cash dividends	(3,017,301)	(2,368,593)
Proceeds from issuance of common stock	551,344	298,860
Net increase (decrease) in other borrowings	(4,086,469)	15,622,048

Net cash provided by financing activities	132,964,754	90,486,841

Net increase in cash and cash equivalents	71,860,859	38,271,570
Cash and cash equivalents at beginning of period	29,983,180	21,439,301

Cash and cash equivalents at end of period	$101,844,039	$59,710,871

See accompanying notes. 6

Cascade Bancorp & Subsidiary Notes to Condensed Consolidated Financial Statements September 30, 2003 (Unaudited)

1.	Basis of Presentation

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

              The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, and related Interpretations (See Note 8). No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation for the nine months and three months ended September 30, 2003 and 2002:

	Nine months ended September 30,		Three months ended September 30,

	2003	2002	2003	2002

Net income - as reported	$10,439,808	$8,473,127	$3,585,112	$3,124,210
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effects	(400,803)	(392,848)	(140,491)	(130,949)

Pro forma net income	$10,039,005	$8,080,279	$3,444,621	$2,993,261

Earnings per common share:
Basic - as reported	$0.83	$0.68	$0.28	$0.25
Basic - pro forma	$0.80	$0.65	$0.27	$0.24
Diluted - as reported	$0.80	$0.66	$0.27	$0.24
Diluted - pro forma	$0.77	$0.63	$0.26	$0.23

7

3.	Investment Securities

Investment securities at September 30, 2003 and December 31, 2002 consisted of the following:

September 30, 2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Available-for-sale
U.S. Agency mortgage-backed securities	$24,830,207	$241,274	$26,060	$25,045,421
U.S. Government and agency securities	3,000,000	171,859	—	3,171,859
Equity securities	1,266,810	854,288	—	2,121,098
Mutual fund	338,172	18,211	—	356,383
Obligations of state and
political subdivisions	2,815,396	4,331	19,273	2,800,454

	$32,250,585	$1,289,963	$45,333	$33,495,215

Held-to-maturity
Obligations of state and
political subdivisions	$662,424	$51,516	$—	$713,940

December 31, 2002
Available-for-sale
U.S. Agency mortgage-backed securities	$18,978,850	$512,270	$31,874	$19,459,246
U.S. Government and agency securities	6,000,000	215,930	—	6,215,930
Equity securities	1,245,107	515,165	—	1,760,272
Mutual fund	327,613	18,205	—	345,818

	$26,551,570	$1,261,570	$31,874	$27,781,266

Held-to-maturity
Obligations of state and
political subdivisions	$789,586	$48,952	$—	$838,538

4.	Loans and Reserve for Loan Losses

The composition of the loan portfolio at September 30, 2003 and December 31, 2002 was as follows:

	September 30, 2003	% of gross loans	December 31, 2002	% of gross loans

Commercial	$126,695,422	22%	$106,750,996	21%
Real Estate:
Construction/lot	126,072,103	22%	105,584,546	21%
Mortgage	45,194,741	8%	43,004,558	9%
Commercial	233,389,424	41%	208,539,566	42%
Consumer	33,167,549	6%	37,044,655	7%

Loans, gross	564,519,239	100%	500,924,321	100%
Less:
Reserve for loan losses	8,960,762		7,669,145
Deferred loan fees	2,198,713		1,751,637

	11,159,475		9,420,782

Loans, net	$553,359,764		$491,503,539

Mortgage real estate loans include mortgage loans held for sale of approximately $3,896,000 at September 30, 2003 and approximately $4,185,000 at December 31, 2002. 8

Transactions in the reserve for loan losses for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine months ended September 30,

	2003	2002

Balance at beginning of period	$7,669,145	$6,555,256
Provision charged to operations	2,075,000	2,280,000
Recoveries	379,593	264,405
Loans charged off	(1,162,976)	(1,598,149)

Balance at end of period	$8,960,762	$7,501,512

5.	Non-Performing Assets

              Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2003 and December 31, 2002:

	2003	2002

Loans on non-accrual status	$585,664	$970,348
Loans past due 90 days or more
but not on non-accrual status	—	203,108
Other real estate owned	—	331,485

Total non-performing assets	$585,664	$1,504,941

Percentage of non-performing assets
to total assets	0.08%	0.26%

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

              At September 30, 2003, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.	Mortgage Servicing Rights

              At September 30, 2003 and December 31, 2002, the Bank held servicing rights to mortgage loans with principal balances of approximately $511,647,000 and $453,536,000, respectively. Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise; they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk. However, as of September 30, 2003, management is not aware of any material mortgage loans that will be subject to repurchase.

              Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value, as noted in the following table. MSRs approximated estimated fair value for the periods presented. (See MD&A – Non-Interest income).

	Nine months ended September 30,

	2003	2002

Balance at beginning of period,
before valuation allowance	$4,421,370	$3,602,536
Additions	2,737,227	1,534,003
Amortization	(2,095,604)	(959,076)

Balance before valuation allowance	5,062,993	4,177,463
Cumulative valuation allowance	(875,000)	(350,000)

Balance at end of period	$4,187,993	$3,827,463

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

              The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2003 and 2002 can be reconciled as follows:

	Nine months ended September 30,		Three months ended September 30,

	2003	2002	2003	2002

Net income	$10,439,808	$8,473,127	$3,585,112	$3,124,210

Weighted-average shares outstanding - basic	12,573,431	12,463,397	12,600,750	12,490,211
Basic net income per common share	$0.83	$0.68	$0.28	$0.25

Incremental shares arising from the dilutive
effect of “in the money” stock options	401,158	398,855	435,730	445,122
Weighted-average shares outstanding - diluted	12,974,589	12,862,252	13,036,480	12,935,333
Diluted net income per common share	$0.80	$0.66	$0.27	$0.24

8.	Adoption of New Accounting Standards

              In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. As of September 30, 2003, the Company had not implemented the fair value based method of accounting for stock-based compensation under SFAS No. 148 or decided whether it would implement this method in the future. However, the related disclosures of SFAS No. 148 are included within the accompanying notes, as applicable.

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

              In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company’s condensed consolidated financial statements or results of operations.

              In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The effect of adopting SFAS No. 150 did not have a material impact on the Company’s condensed consolidated financial statements or results of operations.

9.	Pending Merger

              In July 2003 the Company entered into an agreement (the Agreement) to acquire Community Bank of Grants Pass (GBGP). Under the terms of the Agreement, CBGP shareholders will receive one share of the Company’s common stock for each share of CBGP common stock. The Agreement, which has been approved by the Boards of Directors of the Company and CBGP, is subject to certain conditions for merger transactions of this type, including approval by shareholders of CBGP and regulatory authorities, and satisfaction of other terms and conditions. The pending merger will be accounted for under the purchase method of accounting and is expected to be consummated near the end of the fourth quarter of 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2003 and the operating results for the nine and three months then ended, included elsewhere in this report.

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

              Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the State of Oregon generally, and the communities of Central Oregon, Salem/Keizer, Medford and Portland, specifically. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

HIGHLIGHTS FOR THE QUARTER ENDED SEPTEMBER 30, 2003:

•	Net Income up 14.8% to $3.6 million vs. year ago quarter

•	Earnings Per Share (EPS) up 13.8% to $.27 vs. year ago quarter

•	Return on Equity (ROE) 24.8%; 32nd consecutive quarter above 20%

•	Loan and Deposit growth up 17.9% and 27.7%, respectively, vs. year ago

•	Continued sound loan quality

•	Solid progress in Southern Oregon de novo market

•	New Portland Business & Professional banking office to open in fourth quarter 2003

12

Financial Performance for the Quarter:

              The Company announced continued strong third quarter 2003 growth and profitability, highlighted by robust deposit growth and solid increase in loan volumes. Net income was up 14.8% to $3.6 million for the third quarter of 2003 compared to $3.1 million for the year ago quarter. EPS (diluted) were $.27, up 13.8% from the third quarter a year earlier. This quarter’s results were reduced by approximately $.02 per share due to start-up phase costs associated with CACB’s recent expansion into the Southern Oregon and Portland, Oregon markets, discussed below. ROE for the third quarter of 2003 was 24.8%. The Company has sustained top tier ROE above 20% for more than 8 consecutive years. Return on Assets was 2.02% for the quarter compared to 2.27% a year earlier. The Company’s ongoing growth and financial results recently placed CACB in the Fortune magazine Small Business list of top 100 growth companies in the nation.

              New Market Initiatives - Southern Oregon and Portland Update:

              “We are very pleased with our continued strong financial results, and are very excited about our prospects for the future with new banking presence in both Southern Oregon and Portland,” said President and CEO Patricia L. Moss. “The opening of these two new markets will generate growth that will complement the strength of our current franchise.” She continued, “Importantly, in both existing and new markets, our professional bankers are effective in developing business and growing enduring customer relationships.”

              The Company reported that the Southern Oregon initiative was progressing well under the direction of Regional EVP William Haden, with the opening in July of its first branch in Medford. A second Southern Oregon location will result from the pending merger with Community Bank of Grants Pass, which is expected to close near the end of the fourth quarter 2003. At the same time, the Company will soon open a business and professional banking office in Portland led by SVP Walt Krumbholz, and staffed by an initial 16 member banking team, many of which are from the former Portland based Bank of the Northwest.

              The Company’s expansion into the attractive Southern Oregon region began with a new branch in Medford in mid-July 2003. In this short 90-day period, the new office has generated over $6 million in outstanding loans, and holds deposits approaching $4 million. “I am excited about the positive early results, and view it as a tribute to the strong team of bankers we have attracted to our Medford franchise,” said William Haden. “I am anticipating great synergy between Medford and nearby Grants Pass once the merger transaction with Community Bank of Grants Pass closes, and we look forward to opening a second Grants Pass branch in mid-2004.”

              In Portland, the Company reported that its initial team of 16 bankers has started working in temporary quarters until the November move to permanent quarters on the 10th floor in the downtown Pioneer Tower. “We are enthused with the positive response we are receiving from Portland-based business owners and professional partnerships,” said Walt Krumbholz. “We look forward to competitively serving new banking relationship clients with a personal-touch, customer service attitude that is the hallmark of the Company’s culture.”

              The current quarter financial results include certain start-up and initial phase costs of these two initiatives, incrementally reducing EPS in this period by approximately $.02 per share (after-tax). Management estimates that these new ventures will cost an incremental $.03 to $.04 on EPS in the fourth quarter of 2003. For the full year 2004, and depending upon growth in business volumes as well as the timing of two additional branches planned in Southern Oregon, management estimates an incremental cost impact ranging from $.06 to $.09 on EPS. Management is targeting breakeven for these new market ventures between 18 and 24 months, and believes that once breakeven is achieved, there is potential for significant incremental EPS growth for the Company’s shareholders. Please see cautionary note on “Forward Looking Statements” below.

              Loan Growth and Credit Quality:

              At September 30, 2003, the loan portfolio had grown to $564 million, up 17.9% compared to a year ago. The Company’s underlying loan credit quality remained sound. Quality indicators include delinquent loans greater than 30 days past due at just 0.05% of total loans compared to 0.07% a year ago and 0.17% at year end 2002. Meanwhile, net loan charge-offsfor the quarter were a relatively low $.1 million or 0.08% (annualized) of total loans, compared to 0.34% for all of 2002. Non-performing assets were at 0.08% of total assets, below the 0.23% reported in the prior quarter. The Reserve for Loan Losses at period-end stood at a prudent 1.59% of total loans. Based upon Management’s analytical and evaluative assessment of loan quality, the Company believes that its Reserve for Loan Losses is at an appropriate level under current circumstances and prevailing economic conditions.

              Deposit Growth:

              Deposits at September 30, 2003 were $641 million, up 27.7% from a year ago and up 29.8% (annualized) in just the past three months. The third quarter is often strong with seasonal peaks in tourism and construction activity. The Company also reported a strong deposit surge in the second quarter, a portion of which was attributed to deposit activity of several large customers that was believed to be interim in nature. However, these funds were maintained at the Bank during the current quarter, supporting continued robust deposit flows. “The Company’s rapid loan growth has historically been funded by comparable growth in core deposits,” observed Gregory D. Newton, Chief Financial Officer. “The rapid deposit flows of late have created a substantial reserve of funds available to fund future loan growth or to accommodate short term customer cash fluctuations.” The Company reported that this excess liquidity averaged $66.8 million during the quarter, representing almost 10% of total assets, and was invested in low-yielding liquid assets.

              Net Interest Margin for the Quarter:

              Because of the low yield on the excess funds discussed above, the reported Net Interest Margin declined to 5.63% for the quarter. However, adjusted to exclude these funds, the net interest margin on the Company’s core banking business was 6.26% for the third quarter. This compares to a margin of 6.36% in the immediately preceding quarter and 6.70% for the year ago period. Cascade’s margin has been in the high 90th percentile of all banks for a decade, and continues to be well above peer levels. The ongoing low interest rate climate continues to cause declining loan yields that compress against an already low cost of funds. Assuming this relatively low rate climate persists, management forecasts that the core margin (excluding the effect of low yielding excess funds) will continue to ease over the next 12-18 months toward a range of 5.75% to 6.10%. Please see cautionary “Forward Looking Statements” below as well as Form 10K annual report for further information on interest rate risk.

              During the third quarter of 2003 yields earned on loans was 7.06% compared to 7.36% in the prior quarter, down from 7.96% a year earlier. Meanwhile the average overall cost of funds for the quarter ended September 30, 2003 decreased slightly to 0.62% versus 0.73% in the second quarter and 0.95% a year ago.

              Non-Interest Income and Expense for the Quarter:

              Non-Interest Income for the quarter was substantially higher than the year ago period, owing to continued strong service fee income growth, which resulted from higher transaction volumes and service usage. Also, revenues in residential mortgage operations continued strong, reflecting high customer demand for mortgages in the low interest rate environment. The Company originated a record $101.6 million in residential mortgages for our customers during the quarter ended September 30, 2003. This compares to $50.2 million for the year ago quarter and $79.4 million for the immediately preceding quarter. The third quarter’s peak in origination volume resulted from high refinance activity associated with an apparent bottoming of mortgage rates. It is likely that origination volumes will decline in subsequent quarters. Net pre-tax revenue generated from mortgage operations for the third quarter of 2003 was $1.3 million compared to $.9 million for the second quarter. Net mortgage revenue includes origination fees, gains on sale of mortgage loans and servicing income, net of amortization of Mortgage Servicing Rights (MSR) and MSR valuation adjustments. In this regard, the third quarter of 2003 included no MSR valuation adjustments, while the prior quarter included a $.2 million valuation impairment charge (pretax). Including prior impairment charges, the carrying value of the MSR at September 30, 2003 is 0.82% of serviced loans compared to 0.89% a year ago, and 0.80% at the prior quarter end.

              Generally accepted accounting principles require that MSR be recorded at the lower of book value or fair value. Key factors in estimating the fair value of MSR include interest rates and related mortgage prepayment assumptions. These elements were particularly volatile in the third quarter, with market experts calling recent rate swings as sudden and dramatic as they have witnessed. Thus a precise estimation of the fair value of MSR is particularly difficult with the uncertain and volatile state of key estimation factors. Accordingly, under the circumstances until such factors become more stable, management believes that its cumulative MSR impairment totaling approximately $.04 per share (after-tax) is prudent.

              Non-Interest Expense for the third quarter of 2003 increased 29.6% as compared to the same quarter one year ago. Without incremental expenses related to the start-up costs incurred in new markets (discussed above), expense growth would have been up a more moderate 19.3%. Factors contributing to this increase include expenses related to serving increased business volumes along with incentive-based bonuses and variable mortgage commissions that are directly tied to the increasing profitability of the Company.

RESULTS OF OPERATIONS – Nine months and Three months ended September 30, 2003 and 2002

Net Interest Income

              Net interest income increased 11.2% for the nine months and increased 8.5% for the quarter ended September 30, 2003 as compared to the same periods in 2002, as interest earned on higher loan volumes outweighed the effect of a lower net interest margin (NIM). The NIM on the Company’s core banking business was 6.26% for the third quarter, compared to the year ago margin of 6.70%, and the preceding quarter’s margin of 6.36%. The Company’s reported NIM was 5.63% for the third quarter ended September, 2003 taking account of the negligible margin earned on $66.8 million in excess liquidity that was invested in low-yielding overnight assets. These overnight funds averaged about 10% of assets and resulted from rapid deposit growth beginning in late June. These flows were believed to be interim in nature, but have remained on deposit through September. These deposits created a substantial reserve of funds available to fund loan growth or to accommodate short term customer cash fluctuations.

              The ongoing low interest rate climate continues to cause declining loan yields that compress against an already low cost of funds. During the third quarter of 2003, yields earned on loans and investments stood at 6.94% compared to 7.06% in the prior quarter, down from 7.61% a year earlier. Meanwhile the average overall cost of funds for the quarter ended September 30, 2003 was at 0.62% versus 0.73% in the prior quarter and 0.95% a year ago.

              The net interest margin is a key indicator of profitability in the banking industry, reflecting the difference between rates earned on loans and investments compared to the cost of funds supporting these assets. As market interest rates have declined over the past several years, the banking industry in general has experienced margin compression, as banks have seen lower loan yields on both new and refinanced loans. At the same time, funding costs are already at low levels. With the Federal Reserve lowering the federal funds rate to 1.00% in June 2003 – a level not seen since the 1950s – management forecasts that the core margin will continue to ease over the next 12-18 months toward a range of 5.75% to 6.10%. Forecasting the net interest margin is difficult, as unforeseen changes can occur in interest rates, the economy, or shape of the yield curve. In addition, customer and competitor behavior are difficult to predict and can affect yields on loans and rates on deposits. Please see the Company’s Annual Report on Form 10K for further information on interest rate risk.

              As a result primarily of higher loan volume, total interest income increased $2,119,400 (or 7.5%) for the nine months and $552,600 (or 5.7%) for the quarter ended September 30, 2003 as compared to the same periods in 2002. Total interest expense decreased $630,300 (or 17.3%) for the nine months and decreased $180,900 (or 15.4%) for the quarter ended September 30, 2003 as compared to the same periods in 2002. Interest expense decreased in time deposits over the periods presented, primarily due to a decrease in the volumes and rates paid related to certificates of deposits issued to the State of Oregon through their State community bank CD program.

Average Balances and Average Rates Earned and Paid

              The following table sets forth for the quarter ended September 30, 2003 and 2002 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company: (Dollars in thousands)

	For the quarter ended September 30,

	2003			2002

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$28,856	$223	3.07%	$26,068	$253	3.85%
Non-taxable securities (1)	3,407	21	2.45%	791	9	4.51%
Federal funds sold	17,528	39	0.88%	9,844	42	1.69%
Due from Federal Home Loan Bank	49,293	107	0.86%	—	—	0.00%
Federal Home Loan Bank stock	2,240	30	5.31%	2,108	32	6.02%
Loans (2)(3)(4)	555,987	9,894	7.06%	469,810	9,426	7.96%

Total earning assets	657,311	10,314	6.23%	508,621	9,762	7.61%
Reserve for loan losses	(8,655)			(7,514)
Cash and due from banks	25,297			19,263
Premises and equipment, net	12,010			9,508
Accrued interest and other assets	16,900			15,889

Total assets	$702,863			$545,767

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$313,125	640	0.81%	$196,324	586	1.18%
Savings deposits	28,153	24	0.34%	22,650	42	0.74%
Time deposits	46,735	211	1.79%	60,471	389	2.55%
Other borrowings	16,296	118	2.87%	29,590	158	2.12%

Total interest bearing liabilities	404,309	993	0.97%	309,035	1,175	1.51%
Demand deposits	232,650			182,700
Other liabilities	8,493			7,045

Total liabilities	645,452			498,780
Stockholders’ equity	57,411			46,987

Total liabilities and stockholders’ equity	$702,863			$545,767

Net interest income		$9,321			$8,587

Net interest spread			5.25%			6.11%

Net interest income to earning assets			5.63%			6.70%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.

(3)	Loan related fees collected and included in the yield calculation totalled approximately $492,000 in 2003 and $506,000 in 2002.

(4)	Includes mortgage loans held for sale.

16

Analysis of Changes in Interest Income and Expense

              The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2003, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	2003 compared to 2002

	Total Increase (Decrease)	Amount of Change Attributed to
		Volume	Rate

Interest income:
Interest and fees on loans	$468	$1,632	$(1,164)
Investments and other	84	399	(315)

Total interest income	552	2,031	(1,479)

Interest expense:
Interest on deposits:
Interest bearing demand	54	292	(238)
Savings	(18)	7	(25)
Time deposits	(178)	(75)	(103)
Other borrowings	(40)	(84)	44

Total interest expense	(182)	140	(322)

Net interest income	$734	$1,891	$(1,157)

Loan Loss Provision

              At September 30, 2003, the reserve for loan losses was 1.59% of total loans, as compared to 1.53% at year end year end 2002 and consistent with the 1.57% at September 30, 2002. The loan loss provision was $2,075,000 for the nine-month period ended September 30, 2003 compared to $2,280,000 for the year earlier period. The reduced provision reflects a continued sound credit quality profile, lower delinquent loans, reduced net loan charge-offs and stable non-performing assets. The provision was $675,000 in the third quarter of 2003 compared to $450,000 for the comparable period in 2002. This provision is the result of the Company’s ongoing analytic and evaluative assessment of the adequacy of the loan loss reserve. Management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Noninterest Income

              Noninterest income increased 45.7% for the nine months, and was up a substantial 80.0% for the quarter ended September 30, 2003 as compared to the same periods in 2002. These increases were primarily due to increases in service charge income and strong revenues associated with the origination and sale of residential mortgage loans. Service charge income increased 41.7% and 45.7% for the nine months and quarter ended September 30, 2003, respectively, compared to the year ago periods, primarily due to higher transaction activity levels, product line pricing changes and customer growth. Net pre-tax mortgage revenue increased approximately 56.5% for the nine months and 199.5% for the quarter ended September 30, 2003 compared to the year ago periods, due to the low interest rate environment and high volume of mortgage originations. The Company originated a record $101.6 million in residential mortgages during the quarter ended September 30, 2003. This compares to $50.2 million for the year ago quarter and $79.4 million for the immediately preceding quarter.

              The third quarter’s peak in origination volume resulted from high refinance activity associated with an apparent bottoming of mortgage rates. It is likely that origination volumes will decline in subsequent quarters, should interest rates remain above these low levels. Net pre-tax revenue generated from mortgage operations for the nine months ended September 30, 2003 was $3,020,000 compared to $1,929,000 for the same period of 2002. Net revenue generated from mortgage operations for the quarter ended September 30, 2003 was $1,339,000 compared to $447,000 in the year-ago quarter.

              Net mortgage revenue includes origination fees, gains on sale of mortgage loans and servicing income, net of amortization of Mortgage Servicing Rights (MSR) and valuation adjustments. In this regard, the third quarter of 2003 included no MSR valuation adjustments, while the prior quarter included a valuation adjustment charge of $175,000 (pretax). Including prior impairment charges, the carrying value of the MSR at September 30, 2003 is 0.82% of serviced loans compared to 0.89% a year ago, and 0.80% at the prior quarter end. The Company’s overall mortgage revenues have grown as a percent of total Company revenues over the past several years. In part, this trend is related to the low mortgage interest rates that have sustained a refinance boom over this period. For example in 2001, the Company’s mortgage revenue averaged approximately 4% of total Company revenue. Net mortgage revenue increased to 10% of revenues during the third quarter of 2003. Management anticipates that when mortgage interest rates eventually increase from today’s historic lows, it is likely that the relatively high mortgage revenue contribution experienced of late will ease back to a more normal share of revenues. In the meantime, strong revenues from mortgage operation have buffered the impact that lower interest rates have on the net interest margin.

              Generally accepted accounting principles require that MSR be recorded at the lower of book value or fair value. Key factors in estimating the fair value of MSR include interest rates and related mortgage prepayment assumptions. These elements were particularly volatile in the third quarter, with market experts calling recent rate swings as sudden and dramatic as they have witnessed. Thus a precise estimation of the fair value of MSR is particularly difficult with the uncertain and volatile state of key estimation factors. Accordingly, under the circumstances until such factors become more stable, management believes that its cumulative MSR impairment totaling approximately $.04 per share (after-tax) is prudent.

Noninterest Expense

              Noninterest expense increased 19.8% for the nine months and 29.6% for the quarter ended September 30, 2003 as compared to the same periods in 2002. With the exception of some incremental expenses related to the start-up costs incurred in the new markets discussed earlier, the increases for the nine months and quarter ended September 30, 2003 would have been up a more moderate 16.0% and 19.4%, respectively. Increases in the periods presented are primarily human resource related to meet growing business volumes, along with incentive-based bonuses and variable mortgage commissions that are directly tied to the increasing profitability of the Company. The Company believes that its high-touch service and high-caliber employees are a cost-effective competitive advantage.

Income Taxes

              Income tax expense increased between the periods presented primarily as a result of higher pre-tax income. The Company’s combined Federal and State effective income tax rate for the third quarter of 2003 was 38.1% compared to 39.0% for same quarter in 2002.

FINANCIAL CONDITION

              Assets continued to increase in the third quarter of 2003 with total assets increasing 24.9% to $722.5 million at September 30, 2003 compared to $578.4 million at December 31, 2002. This increase was primarily due to increases in interest bearing balances due from the Federal Home Loan Bank (FHLB), federal funds sold and solid increases in loan volumes. Interest bearing balances due from FHLB and federal funds sold increased primarily due to rapid deposit flows in late June, a portion of which was attributable to several large customer deposits believed to be interim in nature. However, these funds have remained on deposit at September 30, 2003. Thus the Company currently has a substantial reserve of funds available to fund loan growth or to accommodate short term customer cash fluctuations. Net loans outstanding increased 12.6% to $553.4 million at September 30, 2003 as compared to $491.5 million at December 31, 2002. This growth was primarily concentrated in the commercial loan, construction/lot and commercial real estate loan portfolios, up $19.9 million, $20.5 million and $24.8 million, respectively, consistent with the nature of economic growth in the markets served by the Company. The investment portfolio increased to $34.2 million from $28.6 million at year end 2002. This asset growth was primarily funded by the deposit flows discussed above, with total deposits increasing 27.8% to $641.5 million at September 30, 2003 compared to $502.0 million at December 31, 2002, with a majority of the growth in interest bearing demand deposits.

              The Company had no material off balance sheet derivative financial instruments as of September 30, 2003 and December 31, 2002.

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

              The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At September 30, 2003 the FHLB had extended the Bank a secured line of credit of $102.5 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $28.5 million in short term borrowing availability from the Federal Reserve System that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $24.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At September 30, 2003 the Bank had aggregate remaining available borrowing sources totaling $141.1 million, given sufficient collateral.

              Consistent with the year earlier period, at September 30, 2003 the Bank had approximately $179.4 million in outstanding commitments to extend credit. Based on historical experience, management anticipates that a significant portion of the commitments will expire or terminate without funding. Approximately 1/3 of total commitments pertain to various construction projects. Under the terms of such construction commitments and the Company’s loan policies, completion of specified project benchmarks are to be certified by borrower and builder and approved by the Company before funds may be drawn. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

              At September 30, 2003 the Bank had a total of approximately $13.9 million in long-term borrowings from FHLB with maturities ranging from 2005 to 2013, bearing a weighted-average interest rate of 3.17%. At December 31, 2002, the Bank had a total of $18.0 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 2.98%. See “Liquidity and Sources of Funds” section above for further discussion.

CAPITAL RESOURCES

              The Company’s total stockholders’ equity at September 30, 2003 was $59.2 million, an increase of $8.0 million from December 31, 2002. The increase was the net result of earnings of $10.4 million for the nine months ended September 30, 2003, less cash dividends to shareholders of $3.0 million during the same period. In addition, at September 30, 2003 the Company had accumulated other comprehensive income of approximately $.8 million.

              At September 30, 2003, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.82% and 11.14%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

The Company filed a report on Form 8-K on October 9, 2003 in regards to release of the Company’s third quarter, 2003 earnings.

The Company filed a report on Form 8-K on September 11, 2003 in regards to an announcement by a plan to open a Portland Business and Professional Banking office with team from former Bank of the Northwest.

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP (Registrant)

Date 11/10/03	By /s/ Patricia L. Moss ———————————————————— Patricia L. Moss, President & CEO

Date 11/7/03	By /s/ Gregory D. Newton ———————————————————— Gregory D. Newton, EVP/Chief Financial Officer

21