Form 10-K
period 2003-12-31
CASCADE BANCORP
filed 2004-03-11
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant registrant at June 30, 2003 (the last business day of the most recent second quarter) was $201,517,683 (based on the closing price as quoted on the NASDAQ National Market on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 13,266,378 shares of no par value Common Stock on February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the issuer’s definitive proxy statement for the annual meeting of shareholders to be held on April 27, 2004.

CASCADE BANCORP
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART I
		Page
Item 1.	BUSINESS	3
Item 2.	PROPERTIES	9
Item 3	LEGAL PROCEEDINGS	9
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10
Item 6.	SELECTED FINANCIAL DATA	10
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	57
Item 9A.	CONTROLS AND PROCEDURES	57
PART III
Item 10 through 14
Part III, items 10 through 14 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held on April 27, 2004. (Directors and Executive Officers; Executive Compensation; Director and Management Ownership; Related Party Transactions; and Principal Accountant Fees and Services).

PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	57
SIGNATURES		58

PART I

Item 1.    BUSINESS

Company

Cascade Bancorp (Bancorp) is an Oregon chartered Financial Holding Company formed in 1990 and headquartered in Bend, Oregon, with its principal subsidiary Bank of the Cascades (the Bank). Together these entities are referred to as (“the Company”). At December 31, 2003 the Company had total consolidated assets of approximately $735 million, net loans of approximately $578 million and deposits of approximately $651 million.

Bank of the Cascades

The Bank was chartered as an Oregon State bank in 1976 and opened for business in 1977, with headquarters in Bend, Oregon. The Bank is a community bank offering a full range of financial services to its business and consumer clients, including residential mortgage, trust and investments. At the beginning of 2003, the Bank had a total of twelve branches serving the communities in Central Oregon and Salem/Keizer.

During 2003, the Bank expanded into Southern Oregon with a branch in Medford and, late in the year added a new Portland, Oregon branch targeting the downtown business and professional banking market. In addition, the Bank expanded its presence in Salem with a West Salem branch that opened in July, 2003. On January 1, 2004 the Company completed its previously announced acquisition of the single branch office of Community Bank of Grants Pass, Oregon to further its presence in Southern Oregon. These actions have diversified the Bank’s markets, expanded its growth potential and increased its branch total to sixteen locations. The Company announced plans to open up to five new offices between its Central and Southern Oregon markets in 2004, including in the Old Mill district of Bend which opened February 2, 2004.

A predominate share of the Bank’s assets are in Deschutes County, where it is the market share leader in customer deposits holding 31% market share. Additionally, the Bank is the county market share leader in construction and commercial real estate lending as well as in residential mortgage origination. Over the past decade the population of Deschutes County has grown at a rate among the fastest of all counties in the United States. This rapid growth has been driven by in-migration of persons seeking a higher quality of life. The Region is ranked in the “Six Best Vacation Destinations and Hometowns” by Time Magazine and as one of the “Five Best Places to Retire” and the “Fourth Best Place for Families to Recreate in the United States” by Money Magazine. With this growth has come increasing real estate, service, healthcare, professional, and tourism/recreational industries.

With a personal-touch relationship banking strategy, the Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public entities, professional and consumer clientele. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services such as cash management, lock box, internet banking and electronic bill payment.

Employees

The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be good. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Company had 283 full-time employees as of December 31, 2003, up from 238 at the prior year end. This increase is primarily related to expanding into new markets in Southern Oregon and Portland, Oregon during the year. None of the employees of the Company are subject to a collective bargaining agreement.

Business Strategy

The Company deploys a distinctive community banking strategy in its markets of Central Oregon, Salem, Southern Oregon and Portland. A key component of the Company’s business strategy is to recruit and retain the best in-market bankers for competitive advantage. The business strategy is focused on personal-touch relationship banking, featuring premier customer service and competitive financial products. The Company is strategically committed to utilizing advanced technology for the convenience of customers, including “customer choice” access through branches, ATMs, Internet, and telephone.

The Company’s expansion into Southern Oregon is based upon a community banking strategy, similar to the Company’s strategy in its Central Oregon and Salem regions. The Medford branch was opened in mid-2003, after hiring a well-known banking executive from the area. With the closing of its acquisition of the former Community Bank of Grants Pass on January 1, 2004, the Company added to its Southern Oregon presence, and is targeting additional branch locations in Medford and Grants Pass in 2004.

The Company is deploying a niche strategy in Portland, focusing its delivery of banking services to business and professional customers in the downtown core. Key to the deployment of this strategy was the hiring of an experienced Portland banking team from another financial institution in September, 2003.

In addition to targeting growth and increased market share in its existing locations, the Company may also consider future expansion by de novo branching when it identifies market opportunities, as occurred in Southern Oregon and Portland in 2003. The Company may also consider strategic partnerships or business acquisitions to expand its market opportunities.

Risk Management

The Company’s risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits augmented by time deposit balances to efficiently fund its loan and investment activities. The Company may utilize borrowings or other wholesale funding from reliable counterparties such as the Federal Home Loan Bank and the Federal Reserve Bank. The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling.

Factors That May Affect Future Results

Competition

Commercial and consumer banking in Central Oregon, as well as in the State of Oregon and the nation as a whole, is highly competitive. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial service providers. In addition to price competition for deposits and loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience, as well as competition in fees and service charges. In addition, improvements in technology, communications and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition for banking and financial services and thus affect future profitability.

The Company competes for customers principally through the effectiveness and professionalism of its bankers and its commitment to customer service. In addition, it competes by offering attractive financial products and services, and by the convenient and flexible delivery of those products and services. The Company believes its community banking philosophy, technology investments and focus on small and medium-sized business, professional and consumer accounts, enables it to compete effectively with other financial service providers. In addition, the Company’s lending officers and senior managers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. In able to compete for larger loans, the Bank may participate loans to other financial institutions for customers whose borrowing requirements exceed its lending limits.

Geographic Concentration

The Company generates substantially all of its loans and deposits from customers located within the Company’s Central Oregon, Salem, Medford and Portland service areas. As of December 31, 2003, approximately 78% of total loans and 84% of deposits are attributable to its Central Oregon banking business, while the remaining 22% and 16%, respectively, stem from Salem area business and the new markets of Medford and Portland. The Company is thus subject to and is directly affected by the trends and changes in the economic vitality of these regions. Because of the rapid population growth of Central Oregon over the past decade, and the tourism and service nature of the economy in its primary Central Oregon market, its loan concentration has historically been in real estate construction and commercial real estate loans.

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

Federal Bank Holding Company Regulation

The Company is a one-bank financial holding company within the meaning of the Bank Holding Company Act (“Act”), and as such, it is subject to regulation, supervision and examination by the Federal Reserve Bank (“FRB”). The Company has been designated a Financial Holding Company as defined in the 1999 Gramm-Leach-Bliley Act (see description below). The Company is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require.

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

The Sarbanes-Oxley Act of 2002

In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures. The SOA, among other things: requires enhanced financial disclosures; certifications by chief executive officer and chief financial officer as to the accuracy of financial statements; completeness of disclosure and effectiveness of internal controls; greater independence of audit functions; and increased penalties for accounting and auditing improprieties at publicly traded companies. The SOA directs the Securities and Exchange Commission (“SEC”) and securities exchanges to adopt rules that implement these and other requirements. A number of rules have been adopted and continue to be proposed and implemented pursuant to the SOA.

USA Patriot Act

Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks were required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

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

Financial holding companies may engage in any activity that (1) is financial in nature or incidental to such financial activity (2) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifies certain activities that are financial in nature. These activities include:

•	acting as a principal, agent or broker for insurance;

•	underwriting, dealing in or making a market in securities; and

•	providing financial and investment advice.

The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace and competition for banking services.

The Company became a designated “Financial Holding Company” in 2000, but does not expect such designation to have a material effect on its financial condition or results of operations.

Federal and State Bank Regulation

The Bank, as a Federal Deposit Insurance Corporation (“FDIC”) insured bank which is not a member of the Federal Reserve System, is subject to the supervision and regulation of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, and to the supervision and regulation of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank’s current CRA rating is “Satisfactory”.

The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (1) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each Federal banking agency is required to prescribe by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank meets substantially all the standards that have been adopted.

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

The Deposit Insurance Funds Act of 1996 (“Funds Act”) eliminated the statutorily imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 cents per $100 of deposits per year. The Bank’s FDIC insurance expense for 2003 was approximately $81,000.

Regulatory Capital

The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 2003 the Company is considered “well capitalized” according to these regulatory capital guidelines. See footnote 17 to the Consolidated Financial Statements in this report.

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

Tier 1 capital for bank holding companies includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a FRB rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the FRB) and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: (1) the allowance for loan losses of up to 1.25% of risk-weighted assets; (2) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (3) hybrid capital instrument; (4) perpetual debt; (5) mandatory convertible securities and (6) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

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

At December 31, 2003, the Company’s Tier 1 capital, total risked-based capital and leverage ratios were 9.88%, 11.21% and 8.55%, respectively.

The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. At December 31, 2003, the Company is considered “Well-capitalized”.

State Regulations Concerning Cash Dividends

The principal source of Bancorp’s cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend shall not be greater than its unreserved retained earnings, deducting from there, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; (3) all accrued expenses, interest and taxes of the institution.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

Item 2.    PROPERTIES

At December 31, 2003, the Company conducted banking services in fifteen locations throughout Oregon. Nine located in Central Oregon, four in Salem/Keizer, one each in Medford and Portland. Oregon. All offices are free standing buildings except two locations, one is leased space in a supermarket in Bend and the other is located on the 10th floor of the Pioneer Tower in Portland. The main office and three other branch buildings are owned and are situated on leased land. The Bank owns land and buildings at three branch locations. The Bank leases land and buildings at five branch locations. In addition, the Bank leases space for its Information Systems/Operation Center and Mortgage Center, located in Bend, Oregon. All leases include multiple renewal options. With the completion of the previously announced acquisition of Community Bank of Grants Pass on January 1, 2004, the Company acquired a branch office which is a free-standing building, totaling 5,000 square feet of space, which is owned and is situated on owned land and an undeveloped property in South Grants Pass. In addition, the Bank opened its seventeenth location in February 2004 at the Old Mill district in Bend. This Old Mill building contains approximately 21,800 square feet of leasable space of which the Bank occupies 2,000 square feet and is seeking tenants for the remainder.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR CASCADE BANCORP’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cascade Bancorp common stock trades on The NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol CACB. The primary market makers are: RBC Dain Rauscher Inc., Wells Fargo Investments-Ragen MacKenzie Division, D.A. Davidson & Co., Hoefer & Arnett Inc., Pacific Crest Securities Inc., FTN Midwest Research Securities Corp., and Keefe, Bruyette & Woods, Inc.

The high and low sales prices shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The NASDAQ Stock Market for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
High	$15.41	$18.49	$18.85	$20.79
Low	$13.99	$14.50	$16.75	$17.90
2002
High	$12.30	$18.38	$18.09	$15.25
Low	$10.40	$12.47	$13.51	$12.42

The Company declared a 50% (3:2) stock split in May 2002. The Company announced the establishment of regular quarterly cash dividends in 1997. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Per Share	Per Share	Per Share	Per Share
2004	$.08	N/A	N/A	N/A
2003	$.08	$.08	$.08	$.08
2002	$.06	$.06	$.07	$.07

At February 28, 2004, the Company had 13,266,378 shares of common stock outstanding held by approximately 4,700 shareholders of record.

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

Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the areas of Central Oregon, Salem, Southern Oregon and Portland. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

Reserve for Loan Losses:  Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. At least quarterly, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also Management’s Discussion and Analysis of Financial Condition and Results of Operation, and footnote 6 of the Financial Statements.

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes, which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

	Years ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data (at period end)
Investment securities	$34,271	$28,571	$25,885	$24,293	$30,136
Loans, gross	587,200	500,924	423,172	358,674	280,103
Total assets	734,712	578,359	488,753	423,293	347,904
Total deposits	651,155	501,962	425,258	358,198	285,313
Non-interest bearing deposits	245,378	209,524	162,676	128,249	107,188
Core Deposits (1)	635,177	483,505	391,443	333,150	271,240
Total shareholders’ equity (2)	61,756	51,188	41,680	34,981	29,571

	Years ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data
Interest income	$40,835	$37,897	$38,298	$35,523	$28,076
Interest expense	4,003	4,657	8,771	9,959	6,337
Net interest income	36,832	33,240	29,527	25,564	21,739
Loan loss provision	2,695	2,680	3,690	2,751	2,110
Net interest income after loan loss provision	34,137	30,560	25,837	22,813	19,629
Non-interest income	13,400	9,663	7,829	5,983	5,305
Non-interest expense	24,854	21,023	19,313	16,794	14,923
Income before income taxes	22,683	19,200	14,353	12,002	10,011
Provision for income taxes	8,728	7,485	5,671	4,683	3,773
Net income	$13,955	$11,715	$8,682	$7,319	$6,238
Share Data (2)
Basic earnings per common share	$1.11	$0.94	$0.70	$0.59	$0.51
Diluted earnings per common share	$1.07	$0.91	$0.68	$0.58	$0.49
Book value per common share	$4.89	$4.09	$3.35	$2.82	$2.39
Cash dividends declared per common share	$0.32	$0.26	$0.21	$0.18	$0.18
Ratio of dividends declared to net income	28.86%	27.68%	30.48%	30.07%	35.19%
Basic Average shares outstanding	12,584	12,474	12,404	12,379	12,346
Fully Diluted average shares outstanding	12,999	12,871	12,675	12,577	12,638
Key Ratios
Return on average total shareholders’ equity	25.06%	25.62%	22.92%	23.27%	22.26%
Return on average total assets	2.13%	2.20%	1.88%	1.86%	1.88%
Net interest spread	5.62%	6.17%	5.88%	5.78%	6.21%
Net interest margin	6.03%	6.75%	7.02%	7.21%	7.46%
Total revenue (net int inc + non int inc)	$50,232	$42,903	$37,356	$31,331	$27,148
Efficiency ratio (3)	49.48%	49.00%	51.70%	52.91%	55.35%
Asset Quality Ratios
Loan loss reserve	$9,399	$7,669	$6,555	$5,020	$3,525
Reserve to ending total loans	1.59%	1.53%	1.55%	1.40%	1.26%
Non-performing assets (4)	$56	$1,505	$2,486	$684	$662
Non-performing assets to total assets	0.01%	0.26%	0.51%	0.16%	0.19%
Delinquent >30 days to total loans	0.04%	0.17%	0.43%	0.57%	0.44%
Net Charge off’s	$966	$1,566	$2,155	$1,256	$1,221
Net loan charge-offs (annualized)	0.18%	0.34%	0.55%	0.39%	0.49%
Mortgage Activity
Mortgage Originations	$304,691	$224,308	$164,436	$77,108	$97,935
Total Servicing Portfolio (sold loans)	$514,223	$453,536	$375,051	$285,548	$268,792
Capitalized Mortgage Servicing Rights (MSR’s)	$4,688	$4,071	$3,603	$3,019	$2,838
Capital Ratios
Average shareholders’ equity to average assets	8.51%	8.60%	8.20%	7.99%	8.46%
Leverage ratio (5)	8.55%	8.88%	8.58%	8.27%	8.37%
Total risk-based capital ratio (5)	11.21%	11.24%	10.92%	10.64%	11.09%

Notes:

(1)	Core deposits include all demand, interest bearing demand, savings plus time deposits of amounts less than $100,000.

(2)	Adjusted to reflect 10% stock dividend declared in June 1999, a 20% (6:5) stock split declared in May 2001, and a 50% (3:2) stock split declared in May 2002.

(3)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(4)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(5)	Computed in accordance with FRB and FDIC guidelines.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As outlined in guidance from the Securities and Exchange Commission, the objective of the following discussion is to help investors and other interested parties to see the Company through the eyes of management; to assist in providing context within which financial information can be better analyzed; and to provide information as to the quality and variability of the Company’s earnings and cash flow such that the investor can more easily ascertain the likelihood whether past performance is indicative of future performance.

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 included elsewhere in this report.

HIGHLIGHTS AND SUMMARY OF PERFORMANCE

OVERVIEW AND KEY PERFORMANCE MEASURES

2003 was an impactful year for the Company, as it continued its strong growth in existing markets, while expanding into new markets in Southern Oregon (June 2003) and Portland, Oregon (September 2003). The moves are targeted to help diversify the Company’s asset and revenue streams, and to increase its long-term growth potential. 2002 was also a strong (EPS) growth year, with double digit growth in loans and deposits and a significant increase, stated-below in earnings per share. The lower interest rate environment led to strong home mortgage originations and revenue during the reporting periods, while customer growth and increased transaction volumes led to higher banking service fees. The low interest rate climate that has persisted over the report horizon moderated the Company’s net interest margin, as loan yields compressed against an already low cost of funds.

EPS (diluted) increased 17.9% in 2003, which approximates the Company’s five year compound average growth rate for EPS. This followed a 32.9% increase in 2002. Strong financial results were accomplished in 2003 despite incurring start-up costs related to the expansion into the Southern Oregon (Medford) and Portland, Oregon markets. Net after tax expenses related to these new markets reduced EPS by ($.07) per diluted share for 2003. Future results for these new markets will depend upon growth in business volumes as well as the timing and cost of two additional branches planned in the Southern Oregon market. Management estimates an incremental cost impact ranging from ($.06) to ($.09) on EPS for the full year of 2004, and is targeting breakeven in these new market ventures between 18 and 24 months.

New market initiatives in Southern Oregon and Portland, Oregon

The Company’s expansion into Southern Oregon is based upon a community banking strategy, similar to its Central Oregon and Salem regions. The Medford branch was opened in mid-2003, and with the closing of its acquisition of the former Community Bank of Grants Pass on January 1, 2004 the Company added to its Southern Oregon presence, and is targeting additional branch locations in Medford and Grants Pass in 2004.

The Company is deploying a banking niche strategy in Portland, delivering boutique banking services to business and professional customers in the downtown core. Key to the deployment of this strategy was the hiring of an experienced Portland banking team from another financial institution.

At December 31, 2003, combined loan totals in the Company’s new Southern Oregon and Portland markets stood at $27 million while combined deposits were over $13 million.

Subsequent Events

The Company completed its acquisition of Community Bank of Grants Pass on January 1, 2004, with customer conversion to Bank of the Cascades systems also completed in January. The Company’s year-end 2003 financial statements do not include the results of operations of Community Bank of Grants Pass since the transaction closed after year-end. The combined results will be first reported with the March 31, 2004 quarterly report. At December 31,

2003, Community Bank of Grants Pass reported $36 million in loans, $42 million in deposits, $5 million in equity, and $.4 million net income for full year 2003 (unaudited).

Key Performance Indicators

The Company has established the following performance goals: 1) consistently exceed 12% growth in EPS, 2) consistently exceed 18% return on equity, 3) identify and prudently manage credit and business risk, 4) strive to profitably diversify revenue sources and markets, and 5) continuously seek efficiency improvements in all its activities. In order to achieve these goals, the Company has established key measures that specify annual and multi-year growth targets for loans and deposits, set benchmarks for credit quality, and target the net interest margin. In addition, non-financial measurements are set with respect to sales and customer relationship and retention goals to assist management in directing and monitoring results.

FINANCIAL PERFORMANCE SUMMARY:

Continued rapid growth in loans and deposits along with a growing customer base and increasing transaction volumes led to strong financial results for the years presented. For the year 2003, net income was up 19.1% to $14.0 million vs. $11.7 million in 2002 and $8.7 million in 2001. Diluted EPS for 2003 was $1.07, up 17.9% from the $.91 recorded in 2002 and $.68 in 2001. Return on Equity was among the highest of all banks in the nation at 25.06% for the year compared to 25.62% for 2002. Return on Assets continued well above peer banks at 2.13% for the year compared to 2.20% for 2002.

Loan growth and credit quality

At December 31, 2003, the loan portfolio had grown to $587 million, up 17.6% compared to a year earlier. Loans in the Company’s main Central Oregon market increased 13.4% over the year, while incremental loan growth in Portland and Medford contributed the majority of overall loan growth during the fourth quarter. 2002 loans were up a strong 18.4% over 2001. Low interest rates and consistent positive economic growth in the Company’s main Central Oregon market were important factors supporting the strong growth in the report years.

The Company’s underlying loan credit quality remained sound throughout the reporting periods. At year end 2003, delinquent loans greater than 30 days past due were at .04% of total loans, while net loan charge-offs for the year were $1.0 million or only .18% of total loans. The reserve for loan losses at year end stood at a prudent 1.59% of total loans. Based upon Management’s analytical and evaluative assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Deposit growth

December 31, 2003 deposits were $651.2 million, up 29.7% or $149.2 million from a year ago. A portion of 2003’s rapid deposit growth was attributed to deposit activity of several large customers that may be interim in nature. With the lower overall interest rate environment and its ongoing success in attracting non-interest bearing deposits, which averaged 37.5% of total deposits in 2003, the Company’s average overall cost of funds fell to .68% in 2003 compared to .98% in 2002. Non-interest bearing accounts are viewed as core relationship deposits.

The Company has a long track record of growing core deposits to fund loan growth. In 2003, because deposit growth exceeded the increase in loans, the Company had ample excess liquidity. Management invested these excess funds in short-term and overnight money market instruments, in anticipation that such funds would be deployed to fund incremental loan growth, especially in new markets.

Non interest income and expense

Non-interest income was up 38.5% at $13.4 million (pre-tax) for 2003. Contributing to the revenue increase was a $1.4 million or 51.1% increase in mortgage fee revenue, resulting from high origination volumes of refinance and purchase activity driven by the historic low interest rate environment. Mortgage originations were at a record $304.7 million for the year, up 35.8% from 2002. Also contributing to higher fee income in 2003 was a $1.8 million, or 41.4% year over year increase in service charge income, in part resulting from volume and price increases in the Company’s overdraft protection product.

Non-interest expense for the year increased 18.2% compared to 2002, following an 8.9% increase in the prior year. Expenses incurred in new markets totaled $1.3 million or about 1/3 of the 2003 year-over-year increase in expenses. Expense increases were primarily for human resources, including staffing increases to meet growing business volumes, support for new markets, along with incentive-based bonuses and variable mortgage commissions that are directly tied to the increasing profitability of the Company.

RESULTS OF OPERATIONS — Years ended December 31, 2003, 2002, and 2001

Net Interest Income/Net Interest Margin

Net interest income (gross interest income net of funding costs) was $36.8 million in 2003 compared to $33.2 and $29.5 million in 2002 and 2001, respectively. In percentage terms, net interest income was up 10.8% and 12.6% in 2003 and 2002, respectively. Three factors were broadly affecting net interest income over the report horizon. First, the Company was able to sustain strong double-digit growth in both loans and deposits, which increases net interest income. Second, the generational low interest rate climate compressed average yields on earning assets, tending to lower net interest income. Third, the cost of funds also declined due to the ongoing low interest-rate climate, tending to improve net interest income. The following provides insight into these component factors.

2003 interest income increased a modest 7.8% over the prior year despite a 17.6% growth in outstanding loans, as portfolio yields continued to decline in the sustained low interest rate climate. Average yields on earning assets fell to 6.68% in 2003 compared to 7.69% in 2002. Similarly, 2002 interest income declined slightly from the prior year despite a loan growth of 18.4%. Again falling yields offset higher earning asset volumes, with yields falling to 7.69% in 2002 compared to 9.10% in 2001.

At the same time, the lower interest rate climate resulted in lower interest expense over the past two years. While deposit volumes grew at 29.7% and 18.4% in 2003 and 2002, respectively, interest expense declined in both years, falling 14.0% in 2003 after a 46.9% decline in 2002. Average rates paid on interest bearing deposits and borrowings decreased in 2003 to 1.06% versus 1.52% in 2002 and 3.22% in 2001. An important factor in the Company’s overall low cost of funds has been its strong percentage of non-interest bearing deposits. Such deposits averaged about 36.2% of total deposits in both 2003 and 2002, respectively, and are a reflection of the Company’s relationship banking strategy, high customer service standards, and 31% market share in Central Oregon. Because of this relatively high proportion of non-interest bearing deposits, the overall cost of funds was .68% in 2003 compared to .97% in 2002, and 2.10% for 2001. With its entry into competitive new markets where the Company does not enjoy a large market share, the proportion of non-interest bearing deposits may ease over time.

The above combination of factors caused the Company’s net interest margin (NIM) to fall to 6.03% in 2003 from 6.75% in 2002 and versus 7.02% in 2001. The Company’s NIM has been in the high 90th percentile of all banks for a decade, and continues to be well above peer levels. The ongoing low interest rate climate has caused a gradual decline in loan yields that compress against an already low cost of funds. Given that the market anticipates a modest increase in interest rates over the balance of 2004, management forecasts that the margin will likely continue to ease over the next 12-18 months toward a range of 5.75% to 6.00%. In addition, the margins earned in competitive new markets may be narrower than those earned in its existing markets, and may tend to narrow the margin in the future.

Average Balances and Average Rates Earned and Paid

The following table sets forth for 2003, 2002, and 2001 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Year ended December 31, 2003			Year ended December 31, 2002			Year ended December 31, 2001
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Taxable securities	$29,334	$1,140	3.89%	$28,344	$1,152	4.06%	$24,317	$1,345	5.53%
Non-taxable securities (1)	2,369	66	2.79%	8854	37	4.33%	883	38	4.30%
Interest bearing balances from Federal Home Loan Bank	23,098	214	0.93%
Federal funds sold	11,775	116	0.99%	5,412	85	1.57%	1,259	52	4.13%
Loans (2)(3)	544,440	39,299	7.22%	457,906	36,623	8.00%	394,432	36,863	9.35%
Total earning assets	611,016	40,835	6.68%	492,516	37,897	7.69%	420,891	38,298	9.10%
Reserve for loan losses	(8,415)			(7,275)			(5,519)
Cash and due from banks	23,062			21,631			21,683
Premises and equipment, net	11,540			9,453			9,087
Other Assets	16,979			15,499			15,527
Total assets	$654,182			$531,824			$461,669
Liabilities & Stockholders’ Equity
Int. bearing demand deposits	$281,438	2,449	0.87%	$195,526	2,278	1.17%	$162,766	4,136	2.54%
Savings deposits	26,888	109	0.41%	21,421	146	0.68%	18,073	247	1.37%
Time deposits	47,973	898	1.87%	62,287	1,666	2.67%	72,125	3,502	4.86%
Other borrowings	20,424	547	2.68%	26,606	567	2.13%	19,655	886	4.51%
Total interest bearing liabilities	376,723	4,003	1.06%	305,742	4,657	1.52%	272,619	8,771	3.22%
Demand deposits	213,639			173,105			144,994
Other liabilities	8,164			7,250			6,179
Total liabilities	598,526			486,097			423,792
Stockholders’ equity	55,656			45,727			37,877
Total liabilities & equity	$654,182			$531,824			$461,669

Net interest income		$36,832			$33,240			$29,527
Net interest spread			5.62%			6.17%			5.88%
Net interest income to earning assets			6.03%			6.75%			7.02%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2)	Loan related fees included in the above yield calculations: $2,190,000 in 2003, $1,885,000 in 2002, and $1,493,000 in 2001.

(3)	Includes mortgage loans held for sale.

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

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Year ended December 31,
	2003 over 2002			2002 over 2001
		Amount of Change Attributed to			Amount of Change Attributed to
	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$2,676	$6,921	$(4,245)	$(240)	$5,510	$(5,750)
Taxable securities	(12)	40	(52)	(193)	194	(387)
Non-taxable securities	29	66	(37)	(1)	(1)	—
Interest bearing balances due from FHLB	214	214	—	—	—	—
Federal funds sold	31	100	(69)	33	119	(86)
Total interest income	2,938	7,341	(4,403)	(401)	5,822	(6,223)
Interest expense:
Interest on deposits:
Interest bearing demand	171	1,003	(832)	(1,858)	601	(2,459)
Savings	(37)	37	(74)	(101)	35	(136)
Time	(768)	(383)	(385)	(1,836)	(367)	(1,469)
Other borrowings	(20)	(132)	112	(319)	231	(550)
Total interest expense	(654)	525	(1,179)	(4,114)	500	(4,614)
Net interest income	$3,592	$6,816	(3,224)	$3,713	$5,322	$(1,609)

Non-interest Income

Total non-interest income was up 38.5% at $13.4 million for 2003, following a 23.4% increase in 2002. Contributing to the increase in both years were record net mortgage revenues (discussed below) as well as higher bank service fee income arising from a growing customer base, increased transaction volumes and pricing adjustments. 2003 banking service fees increased by $1.8 million, or 41.4% year over year, in part due to strong customer acceptance and utilization of overdraft protection related products.

Home Mortgage Originations and Mortgage Related Revenue

With mortgage market rates remaining at very low levels throughout 2003, the Company originated a record volume of mortgages to fund home purchase and refinance activity. The increasing volumes contributed to stronger net mortgage banking fees over these years. 2003 residential mortgage origination volumes totaled approximately $305 million, compared to $224 million in 2002, and $180 million in 2001. Net mortgage revenues increased to $4.1 million in 2003, up 51.1% from $2.7 million in the prior year.

The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. The market is predicting higher interest rates in 2004, and the Mortgage Bankers Association has predicted a likely slowdown in mortgage activity. It is likely that in a higher rate environment the volume of mortgage loans and associated origination fees and gains on sales of residential mortgage loans would retreat from the record levels of 2003.

The Company routinely sells the residential mortgage loans it originates to Fannie Mae, a U.S. Government sponsored enterprise. The Company services such loans for Fannie Mae and is paid approximately .25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $514 million at December 31, 2003 and $454 million at December 31, 2002, upon which were recorded related Mortgage Servicing Rights (MSRs) of approximately $4.7 million and $4.1 million, respectively.

The Company capitalizes the estimated market value of MSRs into income upon origination and sale of each mortgage loan. The Company amortizes MSRs in proportion to the servicing income it receives from Fannie Mae over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSRs balance that is specifically associated with a serviced loan that is refinanced or paid-off.

As a result of its fair value analysis, in 2003, the Company recorded a negligible positive MSRs valuation adjustment, as compared to 2002’s impairment charge of $.4 million. Including remaining net valuation allowances, the carrying value of the MSRs at December 31, 2003 was 0.92% of serviced loans compared to 0.89% a year ago. Net remaining MSRs impairment allowances total approximately $.3 million at December 31, 2003.

Non-interest Expense

Total non-interest expense for the year was $24.9 million, an increase of 18.2% compared to 2002, following an increase of 8.9% in 2002. Pretax expenses relating to new markets start-up costs were $1.3 million for 2003, which accounts for about 33% of the increase for the full year. 2003 expense increases occurred for human resources, including staffing increases to meet growing business volumes, support for new markets, along with incentive-based bonuses and variable mortgage commissions that are directly tied to the increasing profitability of the Company. 2002 staff increases were primarily in the Mortgage Center owing to record business volumes, plus additional loan officer and branch staff positions. During the periods presented, business growth drove higher expenses for new branch locations, equipment, communication and information systems, marketing, postage, donations, legal and professional services. Despite increased expenses related to new markets, the Company’s efficiency ratio remained stable at about 49.5%, notably better than peer banks for the report periods, as higher costs were leveraged against increased revenues generated from the strong growth. It is anticipated that the ratio may trend higher in 2004 due to the full year effect of new market expenses.

Income Taxes

The provision for income taxes increased during the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

Total assets increased 27.0% to $734.7 million at December 31, 2003 compared to $578.4 million at December 31, 2002. The increase in total assets was driven by continued growth in loans, which grew $88.6 million or 17.7% to $589.5 million at year-end 2003, following an 18.4% increase in 2002. Loans in the Company’s main Central Oregon market increased 13.4% over the year, while incremental loan growth in Portland and Medford contributed the majority of overall loan growth during the fourth quarter of 2003. Note that the fourth quarter is historically the Company’s slowest growth quarter for loans, due to the seasonal nature of the construction and tourism industries of its main Central Oregon market.

Growth in total assets was primarily funded by a $149.2 million or 29.7% increase in deposits. A portion of this rapid deposit growth is attributable to the deposit activity of several large customers. In addition, some of the rapid deposit growth over the last three years may have been customer reaction to the perceived high volatility and risk of financial markets since 2000. Such deposits may tend to be interim in nature. The Company continues to be the market share leader in deposits in its Deschutes County market with over 31% market share.

The Company had no significant derivative financial instruments as of December 31, 2003 and 2002.

Loan Portfolio Composition

Net loans represent 79% of total assets as of December 31, 2003. The Company makes substantially all of its loans to customers located within the Company’s service areas. The Company has historically had a loan concentration in real estate construction and commercial real estate lending. This is due to the rapid growth in population and the nature of the tourism and service industry found in the Company’s primary Central Oregon market. In the past several years the Company has targeted an increase in the commercial loan segment of the portfolio for diversification and relationship building reasons. It is expected that the commercial loan segment will continue to expand by virtue of the new markets in Southern Oregon and Portland. However, real estate lending will continue to be a major concentration within the loan portfolio. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Company has no significant agricultural loans.

The following table presents the composition of the Company’s loan portfolio, at the dates indicated (dollars in thousands):

	December 31,
	2003	2002	2001	2000	1999
Commercial	$142,766	$106,751	$74,498	$56,707	$43,122

Real Estate:
Construction/lot	123,892	105,584	97,430	72,241	49,276
Mortgage	46,140	43,004	44,054	43,387	47,252
Commercial	244,203	208,540	165,206	144,337	111,578
Consumer	32,490	37,045	41,984	42,002	28,875
	589,491	500,924	423,172	358,674	280,103
Less:
Reserve for loan losses	9,399	7,669	6,555	5,020	3,525
Deferred loan fees	2,290	1,752	1,467	1,116	1,253
	11,689	9,421	8,022	6,136	4,778
	$577,801	$491,503	$415,150	$352,538	$275,325

At December 31, 2003, the contractual maturities of all loans by category were as follows (dollars in thousands):

Loan Category	Due within one year	Due after one, but within five years	Due after five years	Total
Commercial	$54,034	$69,775	$18,957	$142,766

Real Estate:
Construction/lot	60,182	57,301	6,409	123,892
Mortgage	11,066	9,489	25,585	46,140
Commercial	6,856	46,906	190,441	244,203
Consumer	4,146	14,203	14,141	32,490
	$136,284	$197,674	$255,533	$589,491

Variable and adjustable rate loans contractually due after one year totaled $189,468 at December 31, 2003 and loans with predetermined or fixed rates due after one year totaled $263,739 at December 31, 2003.

Real Estate Loan Concentration:

Due to the rapid growth in population and the nature of the tourism and service industry found in the Company’s primary Central Oregon market, real estate is frequently a material component of collateral for the Company’s loans. Risks associated with real estate loans include fluctuating land values, national, regional and local economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area.

Commercial Real Estate (CRE) loans represent the largest category within the loan portfolio at approximately 41% of total loans outstanding. Approximately 56% of such loans are made to owner-occupied users of the commercial property, while 44% of CRE loans are to obligors who do not directly occupy the property. 2003 continued to be a strong year in commercial real estate lending due to low interest rates, continued economic growth in Central Oregon and an apparent investor preference for real estate assets as compared to financial assets. These factors also affect the trend toward increased non-owner occupied CRE loans as a proportion of total commercial real estate. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral provides an additional measure of security for loans. Management believes lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk (dollars in thousands):

Commercial Real Estate: 41.4% of Total Loans	2003	% of total CRE	2002	% of total CRE	2001	% of total CRE
Owner occupied	$136,389	56%	$128,699	62%	$110,551	67%
Non-owner occupied	107,814	44%	79,841	38%	54,655	33%
	$244,203	100%	$208,540	100%	$165,206	100%

Real estate construction loans represent 21% of total loans and include residential/commercial development loans as well as lot loans. The steady growth in construction/lot lending reflects the continued economic growth and in-migration into Central Oregon. This portfolio is diversified into three subcategories (dollars in thousands).

Real Estate Construction/lot loans: 21.0% of Total Loans	2003	% of total Constr.	2002	% of total Constr.	2001	% of total Constr.
Residential construction – to homeowner	$56,881	46%	$48,401	46%	$32,572	33%
Commercial construction	26,631	21%	24,374	23%	33,349	34%
Residential speculative construction – to developer/builder	40,380	33%	32,809	31%	31,509	32%
	$123,892	100%	$105,584	100%	$97,430	100%

Residential construction loans are generally made to customers who own the property and whose credit profile could support permanent mortgage (take-out) financing at the end of the construction phase. The Company maintains a list of approved local contractors, and the experience and background of contractors may factor into its lending decisions.

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

All of the above lending activities are subject to the varied risks of real estate lending. Such activity is subject to specialized underwriting, collateral and approval requirements, which mitigates, but does not eliminate the risk that loans may not be repaid.

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

Loan Loss Provision

The Bank’s ratio of reserve for loan losses to total loans was 1.59% at December 31, 2003 up slightly from 1.53% at December 31, 2002, and up from the 1.55% ratio at December 31, 2001. The loan loss provision for 2003 was $2.7 million, unchanged from 2002 and down from $3.7 million in 2001. Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets. At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Allocation of Reserve for Loan Losses

The following table allocates of the reserve for loan losses among major loan types. The Company utilizes a systematic methodology to estimate and evaluate the inherent risk within the loan portfolio in order to allocate the reserve. The Company’s methodology segments the loan portfolio into homogenous loan pools. Appropriate pool reserve rates are established based on historical loss rates. Economic and concentration adjustments are also applied to selected pools to reflect current economic conditions and concentration risk. The consumer reserve allocation is based mainly upon credit scoring methodology. Specific impairment evaluations are conducted on loans in accordance with SFAS No. 114 as amended by SFAS No. 118. The unallocated portion of the reserve is based upon factors not measured in the allocated or specific reserves, and/or relate to the margin of imprecision inherent in the estimation of such reserves. Factors include uncertainties in economic or environmental conditions, uncertainty in identifying triggering events that directly correlate to subsequent loss rates and risk factors that have not yet been manifested in historical loss experience. Examples of such factors could include originating loans in new or unfamiliar markets, initiating new loan programs or products, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict future credit losses by loan type or in aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category. Logically, the amount of reserves allocated to the largest loan portfolio categories has increased because of the related growth in loan volumes. The following table reflects an increasing portion of the reserve allocated to commercial loans. This is the result of applying business cycle loss rates, collateral and concentration variables to this growing portfolio. The 2002 decline in reserve allocated to the mortgage category primarily reflects the historically low loss rate within the portfolio as adjusted for current economic conditions. The table reflects consumer loans declining from 14% to 6% of total loans since 2000, and an associated reduction in allocated reserve. This proportional change is mainly a result of the significant growth in commercial and real estate loans compared to consumer loans. The unallocated portion of the reserve has risen over the past year and is in part due to increased uncertainty that is a consequence of originating loans in Southern Oregon and Portland, both of which are new markets to the Company.

	2003			2002
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$2,204	1.54%	24.22%	$1,390	1.30%	21.31%
Real Estate:
Construction/lot	1,833	1.48%	21.02%	1,315	1.25%	21.08%
Mortgage	711	1.54%	7.83%	250	0.58%	8.58%
Commercial	2,153	0.88%	41.43%	1,653	0.79%	41.63%
Consumer	1,488	4.58%	5.51%	2,484	6.71%	7.40%
Unallocated	1,010	—	—	577	—	—
Total reserve for loan losses	$9,399	1.59%	100.00%	$7,669	1.53%	100.00%

	2001			2000
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$1,046	1.40%	17.60%	$835	1.47%	15.81%
Real Estate:
Construction/lot	917	0.94%	23.02%	837	1.16%	20.14%
Mortgage	532	1.21%	10.41%	305	0.70%	12.10%
Commercial	1,238	0.75%	39.04%	986	0.68%	40.24%
Consumer	2,499	5.95%	9.92%	1,608	3.83%	11.71%
Unallocated	323	—	—	449	—	—
Total reserve for loan losses	$6,555	1.55%	100.00%	$5,020	1.40%	100.00%

	1999
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$793	1.84%	15.40%
Real Estate:
Construction/lot	759	1.54%	17.59%
Mortgage	374	0.79%	16.87%
Commercial	675	0.60%	39.83%
Consumer	899	3.11%	10.31%
Unallocated	25	—	—
Total reserve for loan losses	$3,525	1.26%	100.00%

The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

	Year ended December 31,
	2003	2002	2001	2000	1999
Loans outstanding at end of period	$589,491	$500,924	$423,172	$358,674	$280,103
Average loans outstanding during the period	$544,440	$457,906	$394,432	$322,153	$249,565
Reserve balance, beginning of period	$7,669	$6,555	$5,020	$3,525	$2,636

Recoveries:
Commercial	173	33	91	12	9
Real Estate:
Construction	—	—	—	1	—
Mortgage	18	41	30	—	4
Commercial	138	145	—	—	—
Consumer	179	285	212	201	166
	508	504	333	214	179

Loans charged off:
Commercial	(371)	(215)	(518)	(158)	(518)
Real Estate:
Construction	—	—	—	—	(65)
Mortgage	(106)	(253)	(72)	(15)	(27)
Commercial	—	(166)	(145)	—	—
Consumer	(996)	(1,436)	(1,753)	(1,297)	(790)
	(1,473)	(2,070)	(2,488)	(1,470)	(1,399)
Net loans charged-off	(965)	(1,566)	(2,155)	(1,256)	(1,221)
Provision charged to operations	2,695	2,680	3,690	2,751	2,110
Reserve balance, end of period	$9,399	$7,669	$6,555	$5,020	$3,525
Ratio of net loans charged-off to average loans outstanding	.18%	.34%	.55%	.39%	.49%
Ratio of reserve for loan losses to loans at end of period	1.59%	1.53%	1.55%	1.40%	1.26%

The following table presents information with respect to non-performing assets (dollars in thousands):

	December 31,
	2003	2002	2001	2000	1999
Loans on non-accrual status	$56	$971	$2,430	$621	$582
Loans past due 90 days or more but not on non-accrual status	—	203	56	63	40
Other real estate owned	—	331	—	—	40
Total non-performing assets	$56	$1,505	$2,486	$684	$662
Percentage of non-performing assets to total assets	.01%	.26%	.51%	.16%	.19%

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the year of 2003 was insignificant and was approximately $100,000 for 2002 and $456,000 for 2001.

At December 31, 2003, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

Investment Portfolio

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2003, 2002, and 2001 (dollars in thousands).

	December 31,
	2003	2002	2001
U.S. Agency mortgage-backed securities	$25,193	$19,459	$20,934
U.S. Treasury securities	—	—	2,021
U.S. Government and agency securities	3,135	6,216	—
Obligations of state and political subdivisions	3,458	790	942
Total debt securities	31,786	26,465	23,897

Mutual fund	352	346	312
Equity securities	2,133	1,760	1,676
Total investment securities	$34,271	$28,571	$25,885

The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2003 (dollars in thousands):

Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency mortgage-backed securities
Due after 1 but within 5 years	$2,527	3.67%
Due after 10 years	22,666	3.23%
Total U.S. Agency mortgage-backed securities	25,193	3.26%
U.S. Government and Agency Securities
Due after 1 but within 5 years	3,135	5.10%
Total U.S. Government and Agency Securities	3,135	5.10%
State and Political Subdivisions (1)
Due after 1 but within 5 years	2,966	3.54%
Due after 5 but within 10 years	492	7.19%
Total State and Political Subdivisions	3,458	4.06%
Total debt securities	31,786	3.52%
Mutual fund	352	3.94%
Equity securities	2,133	0.93%
Total Securities	$34,271	3.36%

(1)	Yields on tax-exempt securities have not been stated on a tax equivalent basis.

Deposit Liabilities and Time Deposit Maturities

Total deposits at year-end 2003 were $651.2 million, an increase of $149.2 million or 29.7% compared to year-end 2002. Deposits averaged $570.0 million for the full year 2003, up 26.0% or $117.7 million from the prior year average. A key competitive advantage of the Company is in its expanding and retaining relationships with its loyal customers. This advantage is evidenced in part by the Company’s relatively high proportion of non-interest bearing (checking account) deposits, which reached approximately 37.7% of total deposits at year end, and averaged 37.5% for the year. In 2003, non-interest-bearing demand was up $35.9 million or 17.1% and interest bearing demand (including money market deposits) up $112.1 million or 50.8%. A portion of this rapid deposit growth is attributable to the deposit activity of several large customers. In addition, some of the rapid deposit growth over the last several years may have been customer reaction to the perceived high volatility and risk of financial markets since 2000. Time deposits decreased $5.0 million or 10.2% compared to the prior year end. Generally, the Company does not attempt to attract high cost time deposits, as they are not believed to contribute to its relationship banking strategy.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

	Years ended December 31,
	2003 Average		2002 Average		2001 Average
Deposit Liabilities	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$213,639	N/A	$173,105	N/A	$144,994	N/A
Interest-bearing demand	281,438	0.87%	195,526	1.17%	162,766	2.54%
Savings	26,888	0.41%	21,421	0.68%	18,073	1.37%
Time	47,973	1.87%	62,287	2.67%	72,125	4.86%
Total Deposits	$569,938		$452,339		$397,958

As of December 31, 2003 the Company’s time deposit liabilities had the following times remaining to maturity (dollars in thousands):

	Time deposits of $100,000 or more (1)		All other Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent
3 months or less	$5,299	33.17%	$8,893	31.44%
Over 3 months through 6 months	2,634	16.49	6,694	23.66
Over 6 months through 12 months	3,434	21.49	6,692	23.65
Over 12 months	4,610	28.85	6,013	21.25
Total	$15,977	100.00%	$28,292	100.00%

(1)	Time deposits of $100,000 or more represent 2.45% of total deposits as of December 31, 2003.

(2)	All other time deposits represent 4.34% of total deposits as of December 31, 2003.

LIQUIDITY AND SOURCES OF FUNDS

The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. The Bank has no brokered deposits at this time. The Bank’s present funding mix is diverse, with approximately 64% of its checking account balances arising from business customers and 36% from consumers, while interest bearing demand, including money market balances, and is split almost evenly between business and consumer deposits. In 2003, because deposit growth exceeded the increase in loans, the Company had ample excess liquidity. Management invested these excess funds in short-term and overnight money market instruments, in anticipation that such funds would be deployed to fund incremental loan growth, especially in new markets.

A further source of funds is borrowings from reliable counterparties. The Bank utilizes its investment securities and certain loan portfolio types to provide collateral to support its borrowing needs.

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

The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At December 31, 2003 the FHLB had extended the Bank a secured line of credit of $47.9 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $24.0 million in short term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $24.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At December 31, 2003 the Bank had aggregate remaining available borrowing sources totaling $81.0 million, given sufficient collateral.

Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, approximately 1/3 of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2003 the Bank had approximately $199.5 million in outstanding commitments to extend credit, compared to approximately $148.4 million at year-end 2002. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

For the periods presented, both short and long-term borrowings were primarily from FHLB. At year-end 2003, long-term borrowings totaled $13.9 million, carrying a weighted average term to maturity of 4.7 years and bearing a weighted average interest rate of 3.17%.

The following table sets forth certain information with respect to the Company’s borrowings at December 31 and during each of 2003, 2002 and 2001 (dollars in thousands):

	December 31,
	2003	2002	2001
FHLB short-term advances <90 days	$—	$—	$15,000
FHLB long-term advances >90 days	13,865	18,000	—
FRB borrowings	—	—	350
Total borrowings outstanding at year-end	$13,865	$18,000	$15,350
Weighted average interest rate at year-end	3.17%	2.98%	1.88%
Maximum amount outstanding at any month-end during the year	$29,831	$37,477	$26,000
Daily average amount outstanding during the year	$20,424	$26,606	$19,655
Weighted average interest rate during the year	2.68%	2.13%	4.51%

CAPITAL RESOURCES

The Company’s total stockholders’ equity at December 31, 2003 was $61.8 million, an increase of $10.6 million from December 31, 2002. 2003 equity was increased by earnings of $14.0 million for the year less cash dividends paid to shareholders of $4.0 million. At year-end 2003, net unrealized gains on investment securities available-for-sale was $.8 million, relatively unchanged from year-end 2002.

CONTRACTUAL OBLIGATIONS

As of December 31, 2003, the Company has entered into the following contractual obligations listed below (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits of $100,000 and over	$15,977	$11,367	$4,610	$—	$—
Federal Home Loan Bank advances	13,865	—	8,000	5,865	—
Operating Leases	10,476	1,283	2,065	1,746	5,382
Total contractual obligations	$40,318	$12,650	$14,675	$7,611	$5,382

OFF-BALANCE SHEET ARRANGEMENTS

A schedule of significant off-balance sheet commitments at December 31, 2003 is included in the following table (dollars in thousands):

Commitments to extend credit	$176,919
Commitments under credit card lines of credit	16,985
Standby letters of credit	5,617

See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

INFLATION

The general rate of inflation over the past two years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company’s financial position and earnings to be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset and Liability Management

The goal of the Company’s Asset and Liability Management Policy is to maximize long term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company’s methodology for analyzing interest rate risk includes simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to mitigate its risk profile. In addition, the Company may acquire investment securities, term borrowing structures, interest rate swaps or other hedging instruments with re-pricing characteristics that tend to moderate interest rate risk. However, there are no structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and uncertainties described above, there can be no assurance of the effectiveness of management programs to achieve its risk management objectives. Management expects that the January 1, 2004 acquisition of the Community Bank of Grants Pass will not have a material effect on the interest rate risk profile of the Company.

To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios include a “Stable” or unchanged scenario and an “Estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “Rising Rate” and “Declining Rate” are established to stress test the impact of more dramatic rate movements that are perceived as less likely, but may still possibly occur. Next, net interest income and earnings are simulated in each scenario. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates used in the model for “Estimated” (most likely), “Rising” and “Declining” interest rate scenarios. These market rates shown are reached gradually over the 2-year simulation horizon.

	Actual Market Rates at December 2003	Estimated Rates at December 2005	Declining Rates at December 2005	Rising Rates at December 2005
Federal Funds Rate	1.00%	3.50%	0.25%	7.00%
Prime Rate	4.00%	6.50%	3.25%	9.50%
Treasury Yield Curve Spread
30-year to 3 month	4.15% Unchanged Over Horizon Period	4.15% flattening to 2.71%	4.15% flattening to 2.45%	4.15% flattening to .40%

The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Stable” or unchanged rate scenario calculated as of December 2003. The effect on earnings assumes no changes in non-interest components between scenarios.

Stable Rate Scenario compared to	First Twelve Month Average % Change in Pro-forma Earnings	Second Twelve Month Average % Change in Pro-forma Earnings	24th Month % Change in Pro-forma Earnings
Estimated Rate Scenario	(1.53%)	.35%	1.87%
Rising Rate Scenario	(1.76%)	(2.50%)	(3.68%)
Declining Rate Scenario	(4.18%)	(11.64%)	(14.06%)

Management’s assessment of interest rate risk and scenario analysis must be taken in the context of market interest rates and overall economic conditions. Market interest rates in 2003 have remained near their lowest level in decades. However, at present, most economists forecast higher rates ahead as the incipient recovery takes hold. The yield curve also suggests that market participants are anticipating an upward move in rates over the next several years. At year-end 2003, the national Federal Funds and Prime borrowing rates were at 1.00% and 4.00%, respectively, each down .25% from the prior year end, and down from 5.50% and 9.00% at the beginning of the rate decline in early 2001. In the initial stages of this rate cycle, the Company maintained its net interest margin because, as yields on its loan portfolio fell with market rates, it was able to lower rates paid on deposits and borrowings at about the same pace. However, the margin has experienced a gradual decline over the past two years as continued lower yields on loans compressed against an already low cost of funds.

In management’s judgment, the interest rate risk profile of the Company is relatively well controlled at this date. Volatility is modest under the “estimated” and “rising” rate scenarios that both model gradually rising interest rates. This modest sensitivity is because of the composition and re-pricing mix of its assets and liabilities. The loan portfolio is approximately 40.3% floating rate loans (generally re-pricing with the prime rate), 41.5% loans with adjustable rates between 3 and 5 years, and 18.2% fixed rate loans. Because of this mix, floating rate loans would increase in yield should market rates go higher, while yields on adjustable rate loans would re-price upward with some time lag. The re-pricing profile of liabilities is similar. Deposits are approximately 37.7% demand deposits (with only modestly sensitivity to higher rates), 51.1% money market deposits (which are sensitive to market rates but have lagged the timing of market rate changes), while time and savings deposits represent about 11.2% of total deposits. Thus, both assets and liabilities are projected to re-price upward at a relatively similar pace under the increasing rate scenarios. The highest volatility is under the declining rate scenario, wherein short-term rates fall to near zero. Under this scenario, yields on loans and securities would continue to compress against an already low cost of funds. In addition, many loans are subject to prepayment risk, and so would be more likely to refinance to lower rates under this scenario. While management is mindful of this possible outcome, it has concluded that the degree of volatility under this scenario is acceptable because of its relatively low likelihood.

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

Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: (1) no presumption of changes in asset and liability strategies in response to changing circumstances; (2) model assumptions may differ from actual outcomes; (3) uncertainties as to customer behavior in response to changing circumstances; (4) unexpected absolute and relative loan and deposit volume changes; (5) unexpected absolute and relative loan and deposit pricing levels; (6) unexpected behavior by competitors; (7) other unanticipated credit conditions or other events impacting volatility in market conditions and interest rates.

At year-end 2003, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive assets maturing or available for re-pricing within one-year exceeded rate sensitive liabilities by approximately $130.4 million, while year-end 2002 rate sensitive assets maturing or available for re-pricing within one-year exceeded rate sensitive liabilities by approximately $44.6 million. The increase in net asset sensitivity in 2003 is largely the result of an increase in rate sensitive assets such as money market investments, FHLB balances, and floating rate commercial loans. Rate sensitive liabilities also grew, but not to the same degree, primarily in interest bearing demand deposits.

Interest Rate Gap Table

Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2003. Maturities are based on contractual terms and re-pricing amounts are based on actual historical experiences (dollars in thousands):

	Within 90 days	After 90 days within one year	After one year within five years	After five years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$14,800	$—	$33,982	$289	$49,071
Interest bearing balances with FHLB	38,789	—	—	—	38,789
Loans	262,649	55,473	232,424	38,945	589,491
Total interest earning assets	$316,238	$55,473	$266,406	$39,234	$677,351
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$103,130	$104,512	$14,994	$110,157	$332,793
Savings deposits	—	—	12,481	16,234	28,715
Time deposits	14,192	19,454	10,623	—	44,269
Total interest bearing deposits	117,322	123,966	38,098	126,391	405,777
Other borrowings	—	—	8,000	5,865	13,865
Total interest bearing liabilities	$117,322	$123,966	$46,098	$132,256	$419,642
Interest rate sensitivity gap	$198,916	$(68,493)	$220,308	$(93,022)	$257,709
Cumulative interest rate sensitivity gap	$198,916	$130,423	$350,731	$257,709	$257,709
Interest rate gap as a percentage of total interest earning assets	29.37%	(10.11)%	32.52%	(13.73)%	38.05%
Cumulative interest rate gap as a percentage of total earning assets	29.37%	19.25%	51.78%	38.05%	38.05%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Portland, Oregon
January 16, 2004

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,930,921	$23,962,389
Interest bearing deposits with Federal Home Loan Bank	38,789,177	20,791
Federal funds sold	14,800,000	6,000,000
Total cash and cash equivalents	88,520,098	29,983,180
Investment securities available-for-sale	33,609,058	27,781,266
Investment securities held-to-maturity, estimated fair value of $716,221 ($838,538 in 2002)	661,686	789,586
Federal Home Loan Bank stock	2,295,600	2,174,400
Loans, net	577,801,194	491,503,539
Premises and equipment, net	13,828,138	10,000,023
Accrued interest and other assets	17,996,170	16,127,347
Total assets	$734,711,944	$578,359,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$245,378,530	$209,523,869
Interest bearing demand	332,792,532	220,683,909
Savings	28,715,391	22,471,480
Time	44,268,539	49,283,000
Total deposits	651,154,992	501,962,258
Borrowings	13,864,605	18,000,000
Accrued interest and other liabilities	7,936,653	7,209,368
Total liabilities	672,956,250	527,171,626
Stockholders’ equity:
Common stock, no par value; 20,000,000 shares authorized; 12,621,275 shares issued and outstanding (12,513,638 in 2002)	19,147,285	18,253,082
Retained earnings	42,100,708	32,172,221
Unearned compensation on restricted stock	(280,665)	—
Accumulated other comprehensive income	788,366	762,412
Total stockholders’ equity	61,755,694	51,187,715
Total liabilities and stockholders’ equity	$734,711,944	$578,359,341

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Interest and dividend income:
Interest and fees on loans	$39,299,069	$36,622,537	$36,863,554
Taxable interest on investment securities	1,018,475	1,021,769	1,211,172
Nontaxable interest on investment securities	65,815	36,710	38,587
Interest on interest bearing deposits with Federal Home Loan Bank	214,027	794	2,646
Interest on federal funds sold	116,405	85,595	51,645
Dividends on Federal Home Loan Bank stock	121,392	129,300	130,753
Total interest and dividend income	40,835,183	37,896,705	38,298,357
Interest expense:
Deposits:
Interest bearing demand	2,448,717	2,277,794	4,135,846
Savings	109,453	146,545	247,686
Time	898,014	1,665,889	3,502,272
Borrowings	546,935	567,135	885,766
Total interest expense	4,003,119	4,657,363	8,771,570
Net interest income	36,832,064	33,239,342	29,526,787
Loan loss provision	2,695,000	2,680,000	3,690,000
Net interest income after loan loss provision	34,137,064	30,559,342	25,836,787
Noninterest income:
Service charges on deposit accounts, net	6,035,350	4,268,990	3,501,452
Mortgage banking income, net	4,114,738	2,721,753	2,084,970
Gains (losses) on sales of investment securities available-for-sale, net	236,435	152,746	(12,554)
Card issuer and merchant service fees, net	1,692,456	1,439,868	1,279,346
Other	1,321,421	1,079,853	975,788
Total noninterest income	13,400,400	9,663,210	7,829,002
Noninterest expenses:
Salaries and employee benefits	15,730,367	12,625,971	11,190,550
Equipment	1,017,960	890,318	803,932
Occupancy	1,901,901	1,477,050	1,337,252
Supplies	392,405	316,077	494,792
Communications	681,661	621,435	563,650
Advertising	408,424	464,654	315,031
Other	4,721,858	4,627,012	4,608,127
Total noninterest expenses	24,854,576	21,022,517	19,313,334
Income before income taxes	22,682,888	19,200,035	14,352,455
Provision for income taxes	8,728,000	7,485,000	5,670,700
Net income	$13,954,888	$11,715,035	$8,681,755
Basic earnings per common share	$1.11	$0.94	$0.70
Diluted earnings per common share	$1.07	$0.91	$0.68

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Number of shares	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2000	12,383,791		$17,768,806	$17,583,393	$—	$(370,746)	$34,981,453
Comprehensive income:
Net income	—	$8,681,755	—	8,681,755	—	—	8,681,755
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $482,000 (net of income taxes of approximately $296,000), net of reclassification adjustment for net losses on sales of investment securities available-for-sale included in net income of approximately $8,000 (net of income taxes of approximately $5,000)	—	489,962	—	—	—	489,962	489,962
Comprehensive income	—	$9,171,717	—	—	—	—	—
Cash dividends paid (aggregating $.21 per share)	—		—	(2,563,577)	—	—	(2,563,577)
Stock options exercised	27,699		90,477	—	—	—	90,477
Balances at December 31, 2001	12,411,490		17,859,283	23,701,571	—	119,216	41,680,070
Comprehensive income:
Net income	—	$11,715,035	—	11,715,035	—	—	11,715,035
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $737,000 (net of income taxes of approximately $453,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $94,000 (net of income taxes of approximately $59,000)	—	643,196	—	—	—	643,196	643,196
Comprehensive income	—	$12,358,231	—	—	—	—	—
Cash dividends paid (aggregating $.26 per share)	—		—	(3,244,385)	—	—	(3,244,385)
Stock options exercised	102,148		393,799	—	—	—	393,799
Balances at December 31, 2002	12,513,638		18,253,082	32,172,221	—	762,412	51,187,715
Comprehensive income:
Net income	—	$13,954,888	—	13,954,888	—	—	13,954,888
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $172,000 (net of income taxes of approximately $107,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $146,000 (net of income taxes of approximately $91,000)	—	25,954	—	—	—	25,954	25,954
Comprehensive income	—	$13,980,842	—	—	—	—	—
Fair value of restricted stock grants	—		311,850	—	(311,850)	—	—
Amortization of unearned compensation on restricted stock	—		—	—	31,185	—	31,185
Cash dividends paid (aggregating $.32 per share)	—		—	(4,026,401)	—	—	(4,026,401)
Stock options exercised	107,637		576,609	—	—	—	576,609
Tax benefit from non-qualified stock options exercised	—		5,744	—	—	—	5,744
Balances at December 31, 2003	12,621,275		$19,147,285	$42,100,708	$(280,665)	$788,366	$61,755,694

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$13,954,888	$11,715,035	$8,681,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,426,792	2,322,473	2,342,132
Loan loss provision	2,695,000	2,680,000	3,690,000
Provision (credit) for deferred income taxes	(1,028,000)	(1,000)	77,000
Discounts on sales of mortgage loans, net	694,125	1,118,756	1,425,448
Losses (gains) on sales of investment securities available-for-sale, net	(236,435)	(152,746)	12,554
Dividends on Federal Home Loan Bank stock	(121,392)	(129,300)	(130,753)
Deferred benefit plan expenses	681,000	625,000	504,000
Amortization of unearned compensation on restricted stock	31,185	—	—
Increase in accrued interest and other assets	(3,041,233)	(2,881,285)	(2,517,771)
Increase in accrued interest and other liabilities	46,285	118,955	1,347,279
Originations of mortgage loans	(304,691,027)	(224,307,826)	(179,970,852)
Proceeds from sales of mortgage loans	305,699,939	223,323,026	175,552,079
Net cash provided by operating activities	18,111,127	14,431,088	11,012,871
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(16,963,356)	(15,328,195)	(17,349,909)
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	10,989,640	13,268,711	15,117,027
Proceeds from sales of investment securities available-for-sale	427,835	410,483	1,022,446
Proceeds from maturities and calls of investment securities held-to-maturity	124,479	152,768	396,618
Loan originations, net	(90,695,692)	(79,167,608)	(63,308,192)
Purchases of premises and equipment, net	(4,750,406)	(1,540,411)	(1,435,948)
Purchases of life insurance contracts	(320,000)	(187,000)	(226,900)
Net cash used in investing activities	(101,187,500)	(82,391,252)	(65,784,858)
Cash flows from financing activities:
Net increase in deposits	149,192,734	76,704,629	67,059,868
Net increase (decrease) in borrowings	(4,135,395)	2,650,000	(10,150,000)
Cash dividends paid	(4,026,401)	(3,244,385)	(2,563,577)
Stock options exercised	576,609	393,799	90,477
Tax benefit from non-qualified stock options exercised	5,744	—	—
Net cash provided by financing activities	141,613,291	76,504,043	54,436,768
Net increase (decrease) in cash and cash equivalents	58,536,918	8,543,879	(335,219)
Cash and cash equivalents at beginning of year	29,983,180	21,439,301	21,774,520
Cash and cash equivalents at end of year	$88,520,098	$29,983,180	$21,439,301

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.	Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly-owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 50% stock split in 2002 and a 20% stock split in 2001.

Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

Description of business

The Bank conducts a general banking business and primarily operates in one business segment. Its activities include the usual lending and deposit functions of a commercial bank: commercial, real estate, installment, credit card and mortgage loans; checking, money market, time deposit and savings accounts; internet banking and bill payment; automated teller machines and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with Federal Home Loan Bank (FHLB) and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks. The Bank has not experienced any losses in such accounts.

Supplemental disclosures of cash flow information

For the periods reported, noncash transactions resulted from stock splits; unrealized gains on investment securities available-for-sale, net of income taxes, as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; and the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6.

During 2003, 2002 and 2001, the Bank paid approximately $4,069,000, $4,775,000 and $8,906,000, respectively, in interest expense.

The Company made income tax payments of approximately $9,225,000, $7,830,000 and $5,210,000 during 2003, 2002 and 2001, respectively.

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

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2003, 2002 or 2001.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2003 and 2002 are temporary.

FHLB stock

The Bank’s investment in FHLB stock is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2003, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Reserve for loan losses

The reserve for loan losses represents management’s recognition of the assumed risks of extending credit. The reserve is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the portfolio. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

The Company’s methodology for assessing the appropriate level of the reserve for loan losses consists of several key elements, which include the allocated allowance, specific allowances for impaired loans and the unallocated allowance.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocated portion of the allowance is calculated by applying loss factors to outstanding loan balances segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends, portfolio concentrations and other conditions affecting the portfolio.

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank’s impaired loans at December 31, 2003 and 2002 were on nonaccrual status.

The unallocated portion of the allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific allowances. Such factors include uncertainties in economic conditions, uncertainty in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sections of the loan portfolio. Accordingly, the unallocated allowance helps to minimize the risk related to the margin of imprecision inherent in the estimation of allocated loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve in the future based on their judgment of the information available to them at the time of their examinations.

Mortgage loans

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. However, it has retained the right to service sold loans with principal balances totaling approximately $514 million, $454 million and $375 million as of December 31, 2003, 2002, and 2001, respectively. These balances are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. However, as of December 31, 2003 and 2002, management is not aware of any mortgage loans which will have to be repurchased. Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2003 and 2002, mortgage loans held for sale were carried at cost, which approximated estimated market value.

Mortgage Servicing Rights (MSRs) represent a contract to service mortgage loans under which the Company is obligated to perform specific loan administration functions and is compensated with contractually specified servicing fees (see Note 6). Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received. The Company recognizes MSRs in accrued interest and other assets in the accompanying consolidated balance sheets. MSRs are carried at cost, net of amortization and any valuation allowance to recognize impairment. MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

The estimated fair value of MSRs at December 31, 2003 and 2002 was determined based on comparisons to current market transactions involving MSRs with similar portfolio characteristics and estimates of the net present value

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of expected future cash flows. Such estimates of fair value are affected by point-in-time market assumptions relative to interest rates, increasing or decreasing mortgage prepayment speeds, the seasoning of the portfolio, discount rates, portfolio coupon rates, interest rate types (i.e., fixed or variable) and product maturities. In the event that the estimated fair value of MSRs falls below the Company’s carrying value, accounting principles generally accepted in the United States require the Company to record an impairment loss. To mitigate this risk, management amortizes the MSRs over their expected life and fully amortizes MSRs that are specifically associated with any serviced mortgage loans that are paid off. The Company does not employ specific hedges to mitigate fair value changes that may occur due to market fluctuations. There can be no assurance regarding the possible impairment of MSRs in future periods.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the shorter of the estimated useful lives of the assets or terms of the leases. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated financial statements.

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expenses. Other real estate was insignificant at December 31, 2003 and 2002.

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

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. Certain guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions. Such guarantees include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133,

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Accounting for Derivative Instruments and Hedging Activities,” a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 10. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amended the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. In addition, SFAS No. 148 amended Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has adopted SFAS No. 148 and has elected to continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25).

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 was generally effective upon issuance and provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. FIN 46 provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. FIN 46 outlines disclosure requirements for variable interest entities (“VIEs”) in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which must be applied to certain VIEs by March 31, 2004. The effect of adopting FIN 46 and related revisions did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The effect of adopting SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

Stock-based compensation

The Company measures its stock-based compensation arrangements under the recognition and measurement principles of APB No. 25. Accordingly, since the exercise price of each stock option which the Company has granted has been equal to the market value of the underlying common stock on the date of grant, no compensation expense has been recognized.

The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2003	2002	2001
Net income, as reported	$13,954,888	$11,715,035	$8,681,755
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(541,294)	(523,797)	(392,064)
Pro forma net income	$13,413,594	$11,191,238	$8,289,691
Earnings per common share:
Basic — as reported	$1.11	$0.94	$0.70
Basic — pro forma	1.07	0.90	0.67
Diluted — as reported	1.07	0.91	0.68
Diluted — pro forma	1.03	0.87	0.65

The effect of applying SFAS No. 123 to stock options granted in the years ended December 31, 2003, 2002 and 2001 resulted in an estimated weighted-average grant date fair value of $5.64, $3.59 and $2.39, respectively. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	2.3%	1.9%	2.4%
Expected volatility	47.8%	34.2%	37.8%
Risk-free interest rate	3.0%	2.9%	4.5%
Expected option lives	5 years	5 years	5 years

2.	Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the Federal Reserve Bank (FRB) in the form of deposits and/or cash. Accordingly, the Bank held average reserves of approximately $5,119,000 and $5,079,000 at December 31, 2003 and 2002, respectively.

3.    Investment securities

Investment securities at December 31, 2003 and 2002 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2003
Available-for-sale
U.S. Agency mortgage-backed securities	$25,075,018	$174,776	$56,525	$25,193,269
U.S. Government and agency securities	3,000,000	135,151	—	3,135,151
Obligations of state and political subdivisions	2,800,665	8,260	13,476	2,795,449
Equity securities	1,120,492	1,012,373	—	2,132,865
Mutual fund	341,324	11,000	—	352,324
	$32,337,499	$1,341,560	$70,001	$33,609,058
Held-to-maturity
Obligations of state and political subdivisions	$661,686	$54,535	$—	$716,221

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002
Available-for-sale
U.S. Agency mortgage-backed securities	$18,978,850	$512,270	$31,874	$19,459,246
U.S. Government and agency securities	6,000,000	215,930	—	6,215,930
Equity securities	1,245,107	515,165	—	1,760,272
Mutual fund	327,613	18,205	—	345,818
	$26,551,570	$1,261,570	$31,874	$27,781,266
Held-to-maturity
Obligations of state and political subdivisions	$789,586	$48,952	$—	$838,538

The amortized cost and estimated fair value of investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Available-for-sale
Due after one year through five years	$8,110,245	$8,254,337
Due after five years through ten years	200,000	203,128
Due after ten years	22,565,438	22,666,404
Equity securities	1,120,492	2,132,865
Mutual fund	341,324	352,324
	$32,337,499	$33,609,058
Held-to-maturity
Due after one year through five years	$372,609	$400,332
Due after five years through ten years	289,077	315,889
	$661,686	$716,221

Investment securities with a carrying value of approximately $31,487,000 and $23,450,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses on sales of investment securities during the years ended December 31, 2003, 2002 and 2001 were as follows:

	Gross realized gains	Gross realized losses	Net gains (losses) on sales
2003	$236,435	$—	$236,435
2002	152,746	—	152,746
2001	14,978	(27,532)	(12,554)

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Loans

Loans at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Commercial	$142,765,505	$106,750,996
Real estate:
Construction/lot	123,892,102	105,584,546
Mortgage	46,140,163	43,004,558
Commercial	244,203,103	208,539,566
Consumer	32,489,742	37,044,655
	589,490,615	500,924,321
Less:
Reserve for loan losses	9,398,584	7,669,145
Deferred loan fees	2,290,837	1,751,637
	11,689,421	9,420,782
Loans, net	$577,801,194	$491,503,539

Included in mortgage loans as of December 31, 2003 and 2002 were approximately $2,482,000 and $4,185,000, respectively, in mortgage loans held for sale.

A substantial portion of the Bank’s loans are collateralized by real estate in the Central Oregon and Salem, Oregon geographic areas, and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions in these areas.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2003 and 2002, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $11,901,000 and $3,975,000, respectively.

5.    Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance at beginning of year	$7,669,145	$6,555,256	$5,020,212
Loan loss provision	2,695,000	2,680,000	3,690,000
Loans charged-off	(1,473,867)	(2,070,590)	(2,488,005)
Recoveries of loans previously charged-off	508,306	504,479	333,049
Balance at end of year	$9,398,584	$7,669,145	$6,555,256

Loans on nonaccrual status at December 31, 2003 and 2002 were approximately $56,000 and $971,000, respectively. Interest income, which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was approximately $3,000, $100,000 and $456,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Loans contractually past due 90 days or more on which the Company continued to accrue interest at December 31, 2003 and 2002 were insignificant.

At December 31, 2003 and 2002, impaired loans and any related specific valuation allowances were insignificant. The average recorded investment in impaired loans was insignificant for the years ended December 31, 2003 and 2002. Interest income recognized on impaired loans for the years ended December 31, 2003, 2002 and 2001 was insignificant.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Mortgage banking activities

Transactions in the Company’s MSRs for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance at beginning of year	$4,071,370	$3,602,536	$3,018,997
Additions	3,096,576	2,311,094	1,967,511
Amortization	(2,504,501)	(1,492,260)	(1,383,972)
Impairment adjustments	25,000	(350,000)	—
Balance at end of year	$4,688,445	$4,071,370	$3,602,536

At December 31, 2003 and 2002, the fair value of the Company’s MSRs were approximately $5.2 million and $4.1 million, respectively (see Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis of MSRs). The key assumptions used in estimating the fair value of MSRs at December 31, 2003 include weighted-average mortgage prepayment rates (PSA) of approximately 301% for the first year, 237% for the second year and 196% thereafter. A 9% discount rate was also applied.

Changes in the valuation allowance for MSRs for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance at beginning of year	$350,000	$—	$—
Impairment adjustments	(25,000)	350,000	—
Balance at end of year	$325,000	$350,000	$—

The Company analyzes its MSRs by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair values are obtained through an independent third-party valuation, utilizing future cash flows which incorporate numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market-driven data. Accordingly, changes in such assumptions could significantly effect the estimated fair values of the Company’s MSRs.

Mortgage banking noninterest income, net, consisted of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Origination and processing fees	$3,389,614	$2,723,600	$2,264,747
Gains on sales of mortgage loans, net	1,976,242	804,098	375,312
Servicing fees, net of amortization and impairment adjustments	(1,251,118)	(805,945)	(555,089)
Mortgage banking noninterest income, net	$4,114,738	$2,721,753	$2,084,970

7.    Premises and equipment

Premises and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Land	$1,853,299	$1,098,715
Buildings and leasehold improvements	8,915,544	8,444,367
Furniture and equipment	7,258,844	6,156,263
	18,027,687	15,699,345
Less accumulated depreciation and amortization	6,872,548	6,176,981
	11,155,139	9,522,364
Construction in progress	2,672,999	477,659
Premises and equipment, net	$13,828,138	$10,000,023

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Time deposits

Time deposits in excess of $100,000 aggregated approximately $15,977,000 and $18,457,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled annual maturities of all time deposits were approximately as follows:

2004	$32,490,000
2005	6,832,000
2006	3,308,000
2007	1,522,000
2008	117,000
$44,269,000

9.    Borrowings

The Bank participates in the FHLB’s Cash Management Advance Program (the Program). As of December 31, 2003, the Bank had approximately $13,865,000 ($18,000,000 at December 31, 2002) in borrowings outstanding from the FHLB under the Program with fixed interest at rates ranging from 2.87% to 3.47%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans. As of December 31, 2003, the Bank had remaining available borrowings from the FHLB of approximately $34 million.

The Bank also has approximately $24 million in available borrowings from the FRB, collateralized by certain of the Bank’s loans. The FRB funds available include participation in the Treasury Tax and Loan program of the federal government. Access to this funding source is limited to $5.6 million and is fully at the discretion of the U.S. Treasury. As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $24 million at December 31, 2003.

At December 31, 2003, the contractual maturities of borrowings outstanding were approximately as follows:

2005	$4,000,000
2007	4,000,000
Thereafter	5,865,000
$13,865,000

10.    Commitments, guarantees and contingencies

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2003 and 2002, the Bank had no commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2003 and 2002 is approximately as follows:

	2003	2002
Commitments to extend credit	$176,919,000	$130,665,000
Commitments under credit card lines of credit	16,985,000	16,131,000
Standby letters of credit	5,617,000	1,626,000
Total off-balance sheet financial instruments	$199,521,000	$148,422,000

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

The Company also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under the guidelines of SFAS No. 133. However, in the opinion of management, such derivative amounts are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2003, the aggregate minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were approximately as follows:

2004	$1,283,000
2005	1,138,000
2006	927,000
2007	927,000
2008	819,000
Thereafter	5,382,000
Total minimum payments	$10,476,000

Total rental expense was approximately $1,032,000, $701,000 and $627,000 in 2003, 2002 and 2001, respectively.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2003.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Income taxes

The provision (credit) for income taxes for the years ended December 31, 2003, 2002 and 2001 was approximately as follows:

	2003	2002	2001
Current:
Federal	$8,282,000	$6,242,000	$4,642,000
State	1,474,000	1,244,000	951,700
	9,756,000	7,486,000	5,593,700
Deferred	(1,028,000)	(1,000)	77,000
Provision for income taxes	$8,728,000	$7,485,000	$5,670,700

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2003, 2002 and 2001 were approximately as follows:

	2003	2002	2001
Expected federal income tax provision at statutory rates	$7,939,000	$6,720,000	$4,923,400
State income taxes, net of federal effect	958,000	808,600	618,600
Other, net	(169,000)	(43,600)	128,700
Provision for income taxes	$8,728,000	$7,485,000	$5,670,700

The components of the net deferred tax assets and liabilities at December 31, 2003 and 2002 were approximately as follows:

	2003	2002
Deferred tax assets:
Reserve for loan losses	$3,235,000	$2,428,000
Deferred benefit plan expenses, net	838,000	542,000
Other	299,000	320,000
Total deferred tax assets	4,372,000	3,290,000
Deferred tax liabilities:
Accumulated depreciation	476,000	261,000
Deferred loan income	130,000	515,000
Mortgage servicing rights	1,838,000	1,596,000
FHLB stock dividends	474,000	426,000
Net unrealized gains on investment securities	483,000	468,000
Other	504,000	570,000
Total deferred tax liabilities	3,905,000	3,836,000
Net deferred tax assets (liabilities)	$467,000	$(546,000)

Management believes, based upon the Company’s historical performance, that the net deferred tax assets will be recognized in the normal course of operations, and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

12.    Basic and diluted earnings per common share

The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and restricted stock.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001 can be reconciled as follows:

	Net income (numerator)	Shares (denominator)	Per-share amount
2003
Basic earnings per common share — Income available to common stockholders	$13,954,888	12,583,847	$1.11
Effect of stock options and restricted stock	—	414,987
Diluted earnings per common share	$13,954,888	12,998,834	$1.07
2002
Basic earnings per common share — Income available to common stockholders	$11,715,035	12,474,325	$.94
Effect of stock options	—	396,553
Diluted earnings per common share	$11,715,035	12,870,878	$.91
2001
Basic earnings per common share — Income available to common stockholders	$8,681,755	12,403,767	$.70
Effect of stock options	—	271,662
Diluted earnings per common share	$8,681,755	12,675,429	$.68

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

An analysis of activity with respect to loans to officers and directors of the Bank for the year ended December 31, 2003 was approximately as follows:

Balance at December 31, 2002	$1,487,000
Additions	1,201,000
Repayments	(1,057,000)
Balance at December 31, 2003	$1,631,000

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

Employees have the option to receive a portion of the Company’s contributions to the Plan in cash. Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the Plan were approximately $1,338,000, $1,229,000 and $1,235,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

These plans also include death benefit provisions for certain participants. To assist in the funding of these plans, the Bank has purchased life insurance policies on the majority of the participants. The cash surrender value of these policies at December 31, 2003 and 2002 was approximately $8,558,000 and $7,863,000, respectively, and is included in accrued interest and other assets in the accompanying consolidated balance sheets. As of December 31, 2003 and 2002, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $2,085,000 and $1,614,000, respectively. The amount of expense charged to operations in 2003, 2002 and 2001 related to the deferred compensation plans was approximately $481,000, $439,000 and $289,000, respectively. As of December 31, 2003 and 2002, the liabilities related to the salary continuation and fee continuation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $1,410,000 and $1,247,000, respectively. The amount of expense charged to operations in 2003, 2002 and 2001 for the salary continuation and fee continuation plans was approximately $200,000, $186,000 and $215,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the life insurance policies. The amount of income earned (net of related policy load charges, mortality costs and surrender charges incurred) on the life insurance policies which was included in other noninterest income in the accompanying consolidated statements of income was approximately $375,000, $359,000 and $320,000 in 2003, 2002 and 2001, respectively.

15.    Stock-based compensation plans

Under the Company’s stock-based compensation plans approved by shareholders, the Company may grant Incentive Stock Options (ISOs), Non-qualified Stock Options (NSOs) and/or restricted stock to key employees and directors. These stock-based compensation plans were established to reward employees and directors who contribute to the success and profitability of the Company and to give such employees and directors a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s continued success. These plans also assist the Company in attracting and retaining key employees and qualified corporate directors.

The stock-based compensation plans prescribe various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. For ISOs, the option strike price must be no less than 100% of stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of stock price at the grant date. At December 31, 2003, 478,366 shares reserved under the stock-based

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation plans were available for future grant. Restricted stock grants are limited to 30% of the shares available under the stock-based compensation plans. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from date of grant.

Activity related to the stock-based compensation plans for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003		2002		2001
	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price
Balance at beginning of year	774,042	$7.01	744,402	$5.87	648,099	$5.44
Granted	163,066	14.23	141,000	10.80	134,595	7.50
Forfeited	(15,230)	10.00	(9,212)	8.44	(10,593)	7.44
Exercised	(107,637)	5.36	(102,148)	3.86	(27,699)	3.27
Balance at end of year	814,241	$8.62	774,042	$7.01	744,402	$5.87

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2003 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price
Under $4.00	175,525	$2.93	2.3	175,525	$2.93
$4.01 – $8.00	190,340	7.21	6.4	177,109	7.20
$8.01 – $12.00	287,293	9.89	6.0	271,400	9.85
$12.01 – $16.00	161,083	14.21	9.0	46,000	14.18
	814,241	$8.62	5.9	670,034	$7.63

Exercisable options as of December 31, 2002 and 2001 totaled 694,288 and 649,927, respectively.

In addition, during 2003, the Company granted 15,000 shares of restricted stock at a market value of $20.79 per share (approximately $312,000). The restricted stock is scheduled to vest on the fifth anniversary of the date of grant, or sooner, if certain performance criteria is met. The restricted stock is reported as unearned compensation on restricted stock in the accompanying consolidated balance sheet at December 31, 2003. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the expected vesting period of approximately 2.5 years.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2003 and 2002.

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

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2003 and 2002 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

Deposits: The estimated fair value of demand deposits, consisting of checking, savings and certain interest bearing demand deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2003 and 2002 rates offered on those instruments.

Borrowings: The fair value of the Bank’s borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2003 and 2002 were approximately as follows:

	2003		2002
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$88,520,098	$88,520,000	$29,983,180	$29,983,000
Investment securities:
Available-for-sale	33,609,058	33,609,000	27,781,266	27,781,000
Held-to-maturity	661,686	716,000	789,586	839,000
FHLB stock	2,295,600	2,296,000	2,174,400	2,174,000
Loans, net	577,801,194	589,602,000	491,503,539	505,658,000
Financial liabilities:
Deposits	651,154,992	651,589,000	501,962,258	502,471,000
Borrowings	13,864,605	13,480,000	18,000,000	18,053,000

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2003 and 2002, the Company and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2003, the most recent notifications from the FRB and the Federal Deposit Insurance Corporation categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt correction action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company’s or the Bank’s regulatory capital categorization.

The Company’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Tier 1 capital (to average assets)	$60,498	8.6%	$28,298	4.0%	$35,372	5.0%
Tier 1 capital (to risk-weighted assets)	60,498	9.9	24,486	4.0	36,729	6.0
Total capital (to risk-weighted assets)	68,631	11.2	48,971	8.0	61,214	10.0

December 31, 2002:
Tier 1 capital (to average assets)	50,219	8.9	22,553	4.0	28,192	5.0
Tier 1 capital (to risk-weighted assets)	50,219	9.9	20,206	4.0	30,309	6.0
Total capital (to risk-weighted assets)	56,789	11.2	40,412	8.0	50,515	10.0

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Tier 1 capital (to average assets)	$58,809	8.3%	$28,207	4.0%	$35,258	5.0%
Tier 1 capital (to risk-weighted assets)	58,809	9.6	24,414	4.0	36,622	6.0
Total capital (to risk-weighted assets)	66,465	10.9	48,829	8.0	61,036	10.0

December 31, 2002:
Tier 1 capital (to average assets)	48,350	8.6	22,537	4.0	28,171	5.0
Tier 1 capital (to risk-weighted assets)	48,350	9.6	20,134	4.0	30,201	6.0
Total capital (to risk-weighted assets)	54,667	10.9	40,268	8.0	50,335	10.0

18.    Subsequent event

In January 2004, the Company completed the acquisition of Community Bank of Grants Pass (CBGP). CBGP shareholders received one share of the Company’s stock for each share of CBGP stock, aggregating a total purchase of approximately $11.7 million. Upon completion of this acquisition, CBGP was merged into the Bank. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation relating to the acquisition is summarized below (dollars in thousands):

Cash and cash equivalents	$9,852
Loans, net	35,634
Premises and equipment	1,335
Other assets	207
Goodwill	7,143
Deposits	(41,932)
Other liabilities	(539)
Total purchase price	$11,700

This preliminary purchase price allocation is subject to further refinement, including the determination of core deposit intangibles.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
Assets:
Cash and cash equivalents	$443,417	$503,321
Investment securities available-for-sale	2,122,865	1,750,272
Investment in subsidiary	59,438,689	48,999,500
Other assets	135,425	130,384
Total assets	$62,140,396	$51,383,477
Liabilities and stockholders’ equity:
Accrued liabilities	$384,702	$195,762
Stockholders’ equity	61,755,694	51,187,715
Total liabilities and stockholders’ equity	$62,140,396	$51,383,477

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001
Interest and other dividend income	$24,838	$21,141	$43,461
Gains (losses) on sales of investment securities available-for-sale, net	236,435	152,746	(12,554)
Total income	261,273	173,887	30,907
Expenses:
Administrative	171,150	130,260	109,620
Interest	—	—	53,476
Other	76,738	93,073	120,440
Total expenses	247,888	223,333	283,536
Net income (loss) before credit (provision) for income taxes, dividends from the Bank and equity in undistributed net earnings of subsidiary	13,385	(49,446)	(252,629)
Credit (provision) for income taxes	(5,000)	16,000	96,000
Net income (loss) before dividends from the Bank and equity in undistributed net earnings of subsidiary	8,385	(33,446)	(156,629)
Dividends from the Bank	3,225,000	2,975,000	2,925,000
Equity in undistributed net earnings of subsidiary	10,721,503	8,773,481	5,913,384
Net income	$13,954,888	$11,715,035	$8,681,755

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$13,954,888	$11,715,035	$8,681,755
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends from the Bank	3,225,000	2,975,000	2,925,000
Equity in undistributed net earnings of subsidiary	(13,946,503)	(11,741,304)	(8,838,384)
Losses (gains) on sales of investment securities available-for-sale, net	(236,435)	(152,746)	12,554
Increase in other assets	(5,041)	(5,493)	(5,230)
Net cash provided by operating activities	2,991,909	2,790,492	2,775,695
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	427,835	410,483	1,022,446
Purchase of investment securities available-for-sale	(66,785)	—	—
Investment in the Bank	—	—	(465,000)
Net cash provided by investing activities	361,050	410,483	557,446
Cash flows from financing activities:
Cash dividends paid	(4,026,401)	(3,244,385)	(2,563,577)
Payment from subsidiary related to amortization of unearned compensation on restricted stock	31,185	—	—
Stock options exercised	576,609	393,799	90,477
Payment from subsidiary related to tax benefit from non-qualified stock options exercised	5,744	—	—
Decrease in due to the Bank	—	—	750,000
Net cash used in financing activities	(3,412,863)	(2,850,586)	(3,223,100)
Net increase (decrease) in cash and cash equivalents	(59,904)	350,389	110,041
Cash and cash equivalents at beginning of the year	503,321	152,932	42,891
Cash and cash equivalents at end of the year	$443,417	$503,321	$152,932

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    Selected quarterly financial data (unaudited)

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2003 and 2002. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth therein (in thousands, except per share amounts):

	2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$10,540	$10,315	$10,134	$9,846
Interest expense	999	994	1,005	1,005
Net interest income	9,541	9,321	9,129	8,841
Loan loss provision	620	675	700	700
Net interest income after loan loss provision	8,921	8,646	8,429	8,141
Noninterest income	3,547	3,765	3,287	2,801
Noninterest expenses	6,722	6,619	5,796	5,717
Income before income taxes	5,746	5,792	5,920	5,225
Provision for income taxes	2,231	2,207	2,296	1,994
Net income	$3,515	$3,585	$3,624	$3,231
Basic earnings per common share	$0.28	$0.28	$0.29	$0.26
Fully diluted earnings per common share	$0.27	$0.27	$0.28	$0.25

	2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$9,722	$9,762	$9,422	$8,990
Interest expense	1,024	1,175	1,212	1,246
Net interest income	8,698	8,587	8,210	7,744
Loan loss provision	400	450	900	930
Net interest income after loan loss provision	8,298	8,137	7,310	6,814
Noninterest income	2,898	2,091	2,393	2,281
Noninterest expenses	5,882	5,106	5,043	4,991
Income before income taxes	5,314	5,122	4,660	4,104
Provision for income taxes	2,072	1,998	1,817	1,598
Net income	$3,242	$3,124	$2,843	$2,506
Basic earnings per common share (1)	$0.26	$0.25	$0.23	$0.20
Fully diluted earnings per common share (1)	$0.25	$0.24	$0.22	$0.20

(1)	Adjusted to give retroactive effect to a three-for-two stock split declared in May 2002.

These financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

Part III, items 10 through 14 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held on April 27, 2004. (Directors and Executive Officers; Executive Compensation; Director and Management Ownership; Related Party Transactions; and Principal Accountant Fees and Services).

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

The Company filed a report on Form 8-K on October 9, 2003 in regards to release of the Company’s fourth quarter and year-end, 2003 earnings.

The Company filed a report on Form 8-K on December 23, 2003 in regards to an announcement by press release that shareholders of Community Bank of Grants Pass (CBGP) voted in favor of an acquisition of the company by Cascade Bancorp.

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

CASCADE BANCORP /s/ Patricia L. Moss Patricia L. Moss President/Chief Executive Officer Date: February 26, 2004	CASCADE BANCORP /s/ Gregory D. Newton Gregory D. Newton Executive Vice President/Chief Financial Officer Date: February 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres Jerol E. Andres, Director	February 23, 2004 Date

/s/ Gary L. Capps Gary L. Capps, Director/Chairman	February 23, 2004 Date

/s/ Gary L. Hoffman Gary L. Hoffman, Director/Vice Chairman	February 23, 2004 Date

/s/ Patricia L. Moss Patricia L. Moss, Director/President/CEO	February 26, 2004 Date

/s/ Ryan R. Patrick Ryan R. Patrick, Director	February 23, 2004 Date

/s/ James E. Petersen James E. Petersen, Director/Assistant Secretary	February 23, 2004 Date

EXHIBITS INDEX

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated, filed as exhibit 3.2 to registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.1	Registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

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

10.5	2002 Equity Incentive Plan. Filed as an exhibit to the registrant’s filing on Form S-8/A, as filed with the Securities and Exchange Commission on April 23, 2003, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 47 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002