Form 10-Q
period 2004-05-10
CASCADE BANCORP
filed 2004-05-10
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-23322

CASCADE BANCORP

(Exact name of Registrant as specified in its charter)

Oregon	93-1034484

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  16,632,461 shares of no par value Common Stock as of April 30, 2004.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2004

PART I

Item 1.  FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Cash and cash equivalents:
Cash and due from banks	$30,897,814	$34,930,921
Interest bearing deposits with Federal Home Loan Bank	23,518,784	38,789,177
Federal funds sold	17,050,000	14,800,000

Total cash and cash equivalents	71,466,598	88,520,098
Investment securities available-for-sale	32,046,299	33,609,058
Investment securities held-to-maturity	660,949	661,686
Federal Home Loan Bank stock	2,368,200	2,295,600
Loans, net	658,209,864	577,801,194
Premises and equipment, net	16,062,877	13,828,138
Accrued interest and other assets	30,473,277	17,996,170

Total assets	$811,288,064	$734,711,944

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$268,986,479	$245,378,530
Interest bearing demand	356,509,456	332,792,532
Savings	32,889,241	28,715,391
Time	54,941,979	44,268,539

Total deposits	713,327,155	651,154,992
Borrowings	13,815,680	13,864,605
Accrued interest and other liabilities	8,032,148	7,936,653

Total liabilities	735,174,983	672,956,250
Stockholders’ equity:
Common stock, no par value; 20,000,000 shares authorized; 16,615,852 issued and outstanding (15,776,593 in 2003)	31,071,786	19,147,285
Retained earnings	44,442,944	42,100,708
Unearned compensation on restricted stock	(249,480)	(280,665)
Accumulated other comprehensive income	847,831	788,366

Total stockholders’ equity	76,113,081	61,755,694

Total liabilities and stockholders’ equity	$811,288,064	$734,711,944

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Three Months ended March 31, 2004 and 2003
(Unaudited)

	Three months ended March 31,

	2004	2003

Interest income:
Interest and fees on loans	$10,839,308	$9,464,847
Taxable interest on investments	214,543	321,739
Nontaxable interest on investments	21,689	9,599
Interest on federal funds sold	42,383	13,965
Interest on interest bearing deposits with Federal Home Loan Bank	55,897	158
Dividends on Federal Home Loan Bank stock	21,496	36,190

Total interest income	11,195,316	9,846,498
Interest expense:
Deposits:
Interest bearing demand	726,131	537,611
Savings	27,206	29,001
Time	196,665	269,920
Borrowings	110,234	167,943

Total interest expense	1,060,236	1,004,475

Net interest income	10,135,080	8,842,023
Loan loss provision	650,000	700,000

Net interest income after loan loss provision	9,485,080	8,142,023
Noninterest income:
Service charges on deposit accounts	1,614,864	1,352,089
Mortgage loan origination and processing fees	381,936	928,529
Gains on sales of mortgage loans, net	220,318	537,775
Mortgage loan servicing fees (net of amortization of mortgage servicing rights and impairment, if any)	(30,827)	(644,744)
Gain on sale of investment securities available-for-sale	181,720	—
Other income	761,762	627,806

Total noninterest income	3,129,773	2,801,455

Noninterest expense:
Salaries and employee benefits	4,278,329	3,625,282
Net occupancy and equipment	832,999	640,112
Other expenses	1,868,981	1,452,441

Total noninterest expense	6,980,309	5,717,835

Income before income taxes	5,634,544	5,225,643
Provision for income taxes	2,231,085	1,994,447

Net income	$3,403,459	$3,231,196

Basic earnings per common share	$0.21	$0.21

Diluted earnings per common share	$0.20	$0.20

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2004 and 2003(Unaudited)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2002		$18,253,082	$32,172,221	$—	$762,412	$51,187,715
Comprehensive income:
Net income	$3,231,196	—	3,231,196	—	—	3,231,196
Other comprehensive income, net of tax:
Unrealized losses on securities available-for-sale	(102,931)	—	—	—	(102,931)	(102,931)

Comprehensive income	$3,128,265

Cash dividends paid		—	(1,004,066)	—	—	(1,004,066)
Stock options exercised (63,123 shares)		194,989	—	—	—	194,989

Balance at March 31, 2003		$18,448,071	$34,399,351	$—	$659,481	$53,506,903

Balance at December 31, 2003		$19,147,285	$42,100,708	$(280,665)	$788,366	$61,755,694
Comprehensive income:
Net income	$3,403,459	—	3,403,459	—	—	3,403,459
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale, net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113,000 (net of income taxes of approximately $69,000)	59,465	—	—	—	59,465	59,465

Comprehensive income	$3,462,924

Amortization of unearned compensation on restricted stock		—	—	31,185	—	31,185

Issuance of stock to acquire CBGP		11,699,399	—	—	—	11,699,399
Cash dividends paid		—	(1,061,223)	—	—	(1,061,223)
Stock options exercised (51,465 shares)		225,102	—	—	—	225,102

Balance at March 31, 2004		$31,071,786	$44,442,944	$(249,480)	$847,831	$76,113,081

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2004 and 2003
(Unaudited)

	Three months ended March 31,

	2004	2003

Net cash provided by operating activities	$2,555,693	$1,749,865
Investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	1,441,518	4,298,976
Purchases of investment securities available-for-sale	(28,200)	(203,795)
Proceeds from sale of investment securities available-for-sale	181,720	—
Net increase in loans	(44,496,352)	(26,638,910)
Purchase of CBGP assets, net	10,192,199	—
Purchases of premises and equipment, net	(1,262,195)	(502,744)
Purchases of life insurance contracts	(4,800,000)	—

Net cash used in investing activities	(38,771,310)	(23,046,473)
Financing activities:
Net increase in deposits	20,047,163	13,985,123
Cash dividends paid	(1,061,223)	(1,004,066)
Proceeds from issuance of common stock	225,102	194,989
Net increase (decrease) in other borrowings	(48,925)	2,885,432

Net cash provided by financing activities	19,162,117	16,061,478

Net decrease in cash and cash equivalents	(17,053,500)	(5,235,130)
Cash and cash equivalents at beginning of period	88,520,098	29,983,180

Cash and cash equivalents at end of period	$71,466,598	$24,748,050

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

1.             Basis of Presentation

                The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                The condensed consolidated balance sheet data as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2003 Annual Report to Shareholders.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including the notes thereto, included in the Company’s 2003 Annual Report to Shareholders.

                All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect a five-for-four stock split that was declared in March 2004. In addition, shares issued and outstanding reflect the approximately 618,000 shares issued to acquire Community Bank of Grants Pass.

                Certain amounts for 2003 have been reclassified to conform with the 2004 presentation.

2.             Stock-Based Compensation

                The Company measures its stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, and related Interpretations (See Note 8).  Accordingly, since the exercise price of each stock option which the Company has granted has been equal to the market value of the underlying common stock on the date of grant, no compensation expense has been recognized.

                The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation for the three months ended March 31, 2004 and 2003:

	2004	2003

Net income - as reported	$3,403,459	$3,231,196
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(155,577)	(132,782)

Pro forma net income	$3,247,882	$3,098,414

Earnings per common share:
Basic - as reported	$0.21	$0.21
Basic - pro forma	$0.20	$0.20
Diluted - as reported	$0.20	$0.20
Diluted - pro forma	$0.19	$0.19

3.             Investment Securities

                Investment securities at March 31, 2004 and December 31, 2003 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

3/31/2004
Available-for-sale
U.S. Agency mortgage-backed secrities	$23,625,736	$403,241	$1,694	$24,027,283
U.S. Government and agency securities	3,000,000	150,473	—	3,150,473
Obligations of state and political subdivisions	2,785,933	24,283	3,931	2,806,285
Equity securities	919,888	778,427	—	1,698,315
Mutual fund	347,273	16,670	—	363,943

	$30,678,830	$1,373,094	$5,625	$32,046,299

Held-to-maturity
Obligations of state and political subdivisions	$660,949	$60,683	$—	$721,632

12/31/2003
Available-for-sale
U.S. Agency mortgage-backed secrities	$25,075,018	$174,776	$56,525	$25,193,269
U.S. Government and agency securities	3,000,000	135,151	—	3,135,151
Obligations of state and political subdivisions	2,800,665	8,260	13,476	2,795,449
Equity securities	1,120,492	1,012,373	—	2,132,865
Mutual fund	341,324	11,000	—	352,324

	$32,337,499	$1,341,560	$70,001	$33,609,058

Held-to-maturity
Obligations of state and political subdivisions	$661,686	$54,535	$—	$716,221

4.             Loans and Reserve for Loan Losses

                The composition of the loan portfolio at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	% of gross loans	December 31, 2003	% of gross loans

Commercial	$181,649,153	27%	$142,765,505	24%
Real Estate:
Construction/lot	132,692,877	20%	123,892,102	21%
Mortgage	47,778,142	7%	46,140,163	8%
Commercial	273,221,694	41%	244,203,103	41%
Consumer	35,557,679	5%	32,489,742	6%

Loans, gross	670,899,545	100%	589,490,615	100%

Less:
Reserve for loan losses	10,309,661		9,398,584
Deferred loan fees	2,380,020		2,290,837

	12,689,681		11,689,421

Loans, net	$658,209,864		$577,801,194

                Mortgage real estate loans include mortgage loans held for sale of approximately $3,023,000 at March 31, 2004 and approximately $2,482,000 at December 31, 2003.

                Transactions in the reserve for loan losses for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,

	2004	2003

Balance at beginning of period	$9,398,584	$7,669,145
Increase due to acquisition of CBGP	354,420	—
Loan loss provision	650,000	700,000
Recoveries	137,426	71,895
Loans charged off	(230,769)	(477,412)

Balance at end of period	$10,309,661	$7,963,628

5.          Non-Performing Assets

             Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at March 31, 2004 and December 31, 2003:

	2004	2003

Loans on non-accrual status	$125	$56
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	—	—

Total non-performing assets	$125	$56

Percentage of non-performing assets to total assets	0.02%	0.01%

             The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful.  Interest income that was reversed and charged against income in 2004 and 2003 was immaterial.

             At March 31, 2004, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.          Mortgage Servicing Rights

             At March 31, 2004 and December 31, 2003, the Bank held servicing rights to mortgage loans with principal balances of approximately $515,402,000 and $514,223,000, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of March 31, 2004, management is not aware of any material mortgage loans that will be subject to repurchase.

             Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value, as noted in the following table.  MSRs approximated estimated fair value for the periods presented. (See MD&A – Non-Interest income).

	Three months ended March 31,

	2004	2003

Balance at beginning of year	$4,688,445	$4,071,370
Additions	292,786	830,414
Amortization	(352,476)	(577,434)
Impairment adjustments	—	(350,000)

Balance at end of period	$4,628,755	$3,974,350

             Changes in the valuation allowance for MSRs for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,

	2004	2003

Balance at beginning of period	$325,000	$—
Impairment adjustments	—	350,000

Balance at end of period	$325,000	$350,000

7.          Basic and diluted earnings per common share

             The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of  unexercised “in the money” stock options.  All share and per share amounts have been retroactively adjusted to reflect the five-for-four stock split declared in March, 2004.

             The numerators and denominators used in computing basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003 can be reconciled as follows:

	Three months ended March 31,

	2004	2003

Net income	$3,403,459	$3,231,196

Weighted-average shares outstanding - basic	16,579,492	15,682,629
Basic net income per common share	$0.21	$0.21

Incremental shares arising from the dilutive effect of “in the money” stock options	670,364	473,995
Weighted-average shares outstanding - diluted	17,249,856	16,156,624
Diluted net income per common share	$0.20	$0.20

8.          Acquisition of Community Bank of Grants Pass

             On January 1, 2004 the Company completed its acquisition of Community Bank of Grants Pass (CBGP).  The results of CBGP’s operations have been included in the condensed consolidated financial statements since that date. CBGP shareholders received one share of the Company’s stock for each share of CBGP stock, aggregating a total purchase price of approximately $11.7 million.  The acquisition was accounted for using the purchase method of accounting.  The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash & cash equivalents	$10,244
Loans, net	36,342
Premises and equipment, net	1,335
Core deposit intangible	580
Goodwill	6,262
Other assets	110

Total assets acquired	54,873
Deposits	42,125
Deferred tax liability	455
Other liabilities	593

Total liabilities assumed	43,173
Total purchase price	$11,700

             Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisition of Community Bank of Grants Pass.  The goodwill is not amortized but the Company will periodically assess (at least on an annual basis) whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.  The core deposit intangible asset will be amortized over the estimated average life of approximately 6 years under the straight-line method.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

             The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2004 and the operating results for the three months then ended, included elsewhere in this report.

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

             Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the State of Oregon generally, and the communities of Central Oregon, Salem/Keizer, Southern Oregon and Portland, specifically.  Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Critical Accounting Policies

             Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.  We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

             Reserve for Loan Losses:  Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment.  The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.  Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment.  The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K.

             Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds.  Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company.  Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk.  At least quarterly, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market.  Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operation-Non-Interest Income, and footnote 7 of the Condensed Consolidated Financial Statements.

HIGHLIGHTS FOR THE QUARTER ENDED MARCH 31, 2004:

•	New Market Growth: Early stage growth in Portland and Southern Oregon start-up markets above management’s expectations.

•	Earnings: Net Income at $3.4 million with Earnings per Share (diluted) at $.20, comparable to the year ago quarter; results include ($.02) in incremental net costs associated with start-up markets.

•

Loan Growth: Company-wide total loans were up $143 million or 27.1% compared to year ago quarter (including approximately $36 million arising from Community Bank of Grants Pass acquisition on January 1, 2004).

•	Deposit Growth: Total deposits up nearly $200 million or 38.3% vs. year ago (including approximately $42 million from Community Bank of Grants Pass acquisition).

•	Acquisition Completed: Community Bank of Grants Pass acquisition was completed January 1, 2004with strong customer acceptance and retention with positive loan and deposit growth during the quarter.

•	Very Positive Credit Quality: Credit quality continued very strong with delinquencies only .10% of total loans; net charge-offs at .06% (annualized).

Financial Performance for the Quarter:

             The Company produced solid financial results for the first quarter of 2004, achieving strong loan and deposit growth in its new Southern Oregon and Portland markets.  Net Income for the quarter ended March 31, 2004, was up 5.3% to $3.4 million compared to $3.2 million for the year ago quarter, as the net costs of its start-up banking offices in Southern Oregon and Portland, Oregon slowed earnings growth from the Company’s historical double digit pace. As anticipated, earnings per share (EPS-diluted) were $.20, comparable to the first quarter a year earlier, with new market net costs reducing first quarter EPS by approximately ($.02).  All share and per-share amounts are adjusted for a 5 for 4 stock split announced March 22, 2004 and paid on April 9, 2004.  In addition, the Company’s financial results include the accounts and transactions of Community Bank of Grants Pass beginning January 1, 2004.

             First quarter return on tangible equity was 20.4%, while return on book equity declined to 18.4% from over 20% historically due to the effect of purchase accounting for the acquired Community Bank of Grants Pass.  Return on Assets was solidly above peer banks at 1.77% for the first quarter of 2004.

             New Market Initiatives - Southern Oregon and Portland Update:

             Combined loan totals in the Company’s new markets stood at $101 million at March 31, 2004 while combined deposits were over $78 million. These amounts include approximately $36 million and $42 million of loans and deposits, respectively, which were acquired January 1st in the acquisition of Community Bank of Grants Pass.  At this early stage, new market growth is exceeding management’s expectations and momentum appears solid in both Portland and Southern Oregon.

             In Southern Oregon, the integration of Community Bank of Grants Pass was completed in the first quarter, with good customer retention.  The expected runoff in Grants Pass’ higher rate Certificate of Deposits, was more than offset by increases in relationship account balances, underscoring the effective systems conversion, employee training, and service and product advantages available to previous Community Bank of Grants Pass customers.  The merger is meeting targeted financial projections, with expense savings of over 25% and was modestly accretive to EPS in Q1.

             Financial results and growth in new market operations are ahead of schedule at this time, however, future success is dependent upon achievement of loan and deposit growth goals and other factors.  Management now anticipates that financial breakeven will be reached at the Medford branch in the second quarter of 2004, after just 9 months of operation.  Breakeven in the more expensive Portland market is targeted between 12 and 18 months from now. Net costs of new market start-up operations reduced current quarter net income by $.3 million (after tax) or about ($.02) per share.

             The Company plans to open up to 2 new branch locations in Southern Oregon in the next year.  Please see cautionary note on “Forward Looking Statements” above.

             Loan Growth and Credit Quality:

             At March 31, 2004, the loan portfolio had grown to approximately $671million, up 27.1% compared to a year ago.  Excluding the loans acquired in the Community Bank of Grants Pass merger, organic loan growth was $45.4 million for the quarter, a 20.3% year-over-year increase and a 30.9% annualized sequential increase when compared to the year end 2003.  A substantial portion of the first quarter’s organic loan growth was generated in the new Portland and Southern Oregon markets.  As expected, loan growth was seasonally modest in the Company’s Central Oregon market.  The winter quarter is typically one of modest growth due to seasonally slow construction and tourism activity, with growth historically accelerating into spring and summer.

             The Company’s loan credit quality profile remained very solid with delinquent loans greater than 30 days past due at only .10% of total loans, while net loan charge-offs for the quarter were $.1 million or only .06% (annualized) of total loans, consistent with solid quality results of recent quarters.  The Reserve for Loan Losses at quarter end stood at a prudent 1.54% of total loans, an appropriate level under current circumstances and prevailing economic conditions.

             Deposit Growth:

             At March 31, 2004, deposits were $713.3 million, up 38.3% or $197.4 million from a year ago.  The Community Bank of Grants Pass acquisition accounted for approximately $42 million of the increase.  The Company’s core Central Oregon deposit totals were up nearly $100 million or 18.9% when compared to a year ago, while the first quarter of 2004  was relatively unchanged from year-end.  Growing balances in the Company’s new markets generated most of the generic deposit increases during the first quarter.

             Net Interest Margin:

             The Company reported its first quarter net interest margin (NIM) of 5.73%, comparable to the fourth quarter 2003. The yield on earning assets was stable at 6.33% compared to 6.32% for the preceding quarter and down from 7.26% in the year ago quarter.  Management anticipates that yields will resume a modest decline over the next several quarters as the Company strategically continues to seek to expand its prime-based commercial loans and as a result of intensifying price competition in the persistent low rate environment.  As a consequence, the margin will likely range between 5.65% to 5.90% over the next 12 to 18 months assuming interest rates remain stable to modestly higher (as currently expected by the financial markets).  Please see cautionary “Forward Looking Statements” below as well as the Company’s Form 10K annual report for further information on interest rate risk.

             Non-Interest Income and Expense:

             Non-Interest Income for the quarter was up 11.7% compared to the same period a year ago, as higher service fee revenue more than offset the expected decline in mortgage revenues (detailed below).  Service fee income increased 19.4% compared to the year ago quarter.  The increase is primarily as a result of higher volumes of customer banking transactions including strong customer acceptance and utilization of our overdraft protection product.

             Residential mortgage origination activity continued to decline during the first quarter, from the record-setting pace of 2003.  The Company originated $32.9 million in residential mortgages during the quarter ended March 31, 2004 compared to $82.6 million for the year ago quarter and $41.1 million for the immediately preceding quarter. Pre-tax revenue generated from mortgage operations in the first quarter fell to $.6 million from $1.1 million in the fourth quarter.  This decrease was largely due to a $.5 million mortgage servicing rights (MSRs) recovery that was recorded in the fourth quarter.  The Company recorded no MSR valuation adjustment in the current quarter, with the carrying value of the MSRs at 0.90% of serviced loans compared to 0.91% at the prior quarter end and 0.83% for the year ago quarter.  Depending on the path of future interest rates, the Company expects a trend of declining mortgage originations and related revenue over the course of the next few quarters.

             Non-Interest Expense for the quarter increased 22.1% or $1.3 million compared to the same quarter in 2003.  Of that amount, $1.0 million is attributable to the new Portland and Southern Oregon expansion and increased operating expenses related to the purchase of Community Bank of Grants Pass.  When the year-over-year expense increase is adjusted for these factors, core expense growth was limited to only 3.8%.  Overall expense increases include staff costs in new markets and activities to meet growing business volumes and support for new markets.

RESULTS OF OPERATIONS – Three months ended March 31, 2004 and 2003

Net Interest Income

             Net interest income increased 14.6% for the quarter ended March 31, 2004 as compared to the same period in 2003, as interest earned on higher loan volumes outweighed the effect of a lower net interest margin (NIM).  This is primarily due to the ongoing low interest rate climate has caused a gradual decline in loan yields.  During the first quarter of 2004, yields earned on loans and investments stood at 6.33% compared to 6.32% in the prior quarter, down from 7.26% a year earlier.  Meanwhile the average overall cost of funds for the quarter ended March 31, 2004 was at 0.63% versus 0.64% in the prior quarter and 0.77% a year ago.

             The Company’s reported NIM was 5.73% for the first quarter ended March, 2004 taking account of the negligible margin earned on $35.3 million in excess liquidity that was invested in low-yielding overnight assets. These overnight funds averaged about 4.6% of assets and resulted from rapid deposit growth beginning in late June, 2003. These flows were believed to be interim in nature, but have remained on deposit through March 2004.  These deposits created a substantial reserve of funds available to fund loan growth or to accommodate short term customer cash fluctuations.

             As a result of higher loan volume more than offsetting decreased yields, total interest income increased $1,349,000 (or 13.7%) for the quarter ended March 31, 2004 as compared to the same period in 2003.  Increased volumes of interest bearing deposits more than offset decreasing rates paid, which caused total interest expense to increase $56,000 (or 5.6%) for the quarter ended March 31, 2004 as compared to the same period in 2003.

             The net interest margin is a key indicator of profitability in the banking industry, reflecting the difference between rates earned on loans and investments compared to the cost of funds supporting these assets.  As market interest rates have declined over the past several years, the banking industry in general has experienced margin compression, as banks have seen lower loan yields on both new and refinanced loans.  At the same time, funding costs are already at low levels.  Given that the financial markets anticipate increasing interest rates, management forecasts that the margin will likely continue to ease over the next 12-18 months toward a range of 5.65% to 5.90%. In addition, the margins earned in competitive new markets may be narrower than those earned in its existing markets, and may tend to narrow the margin in the future.  Forecasting the net interest margin is difficult, as unforeseen changes can occur in interest rates, the economy, or shape of the yield curve.  In addition, customer and competitor behavior are difficult to predict and can affect yields on loans and rates on deposits.  Please see the Company’s Annual Report on Form 10K for further information on interest rate risk.

Average Balances and Average Rates Earned and Paid

             The following table sets forth for the quarter ended March 31, 2004 and 2003 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company: (Dollars in thousands)

	For the quarter ended March 31,

	2004			2003

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$30,203	$215	2.86%	$26,414	$322	4.94%
Non-taxable securities (1)	3,452	22	2.56%	837	9	4.36%
Federal funds sold	15,025	42	1.12%	4,697	36	3.11%
Due from Federal Home Loan Bank	20,234	56	1.11%	41	—	0.00%
Federal Home Loan Bank stock	2,336	21	3.61%	2,175	14	2.61%
Loans (2)(3)(4)	638,436	10,839	6.81%	516,077	9,465	7.44%

Total earning assets	709,686	11,195	6.33%	550,241	9,846	7.26%
Reserve for loan losses	(9,918)			(7,806)
Cash and due from banks	27,162			19,945
Premises and equipment, net	15,235			10,196
Accrued interest and other assets	27,254			16,681

Total assets	$769,419			$589,257

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$349,855	726	0.83%	$236,702	537	0.92%
Savings deposits	31,879	27	0.34%	24,029	29	0.49%
Time deposits	56,270	197	1.40%	52,148	270	2.10%
Other borrowings	13,832	110	3.19%	28,742	168	2.37%

Total interest bearing liabilities	451,836	1,060	0.94%	341,621	1,004	1.19%
Demand deposits	236,831			187,715
Other liabilities	6,706			8,629

Total liabilities	695,373			537,965
Stockholders’ equity	74,046			51,292

Total liabilities and stockholders’ equity	$769,419			$589,257

Net interest income		$10,135			$8,842

Net interest spread			5.39%			6.07%

Net interest income to earning assets			5.73%			6.52%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $536,000 in 2004 and $449,000 in 2003.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

             The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2004, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	2004 compared to 2003

	Total Increase	Amount of Change Attributed to

	(Decrease)	Volume	Rate

Interest income:
Interest and fees on loans	$1,374	$2,322	$(948)
Investments and other	(25)	158	(183)

Total interest income	1,349	2,480	(1,131)

Interest expense:
Interest on deposits:
Interest bearing demand	189	263	(74)
Savings	(2)	10	(12)
Time deposits	(73)	24	(97)
Other borrowings	(58)	(87)	29

Total interest expense	56	210	(154)

Net interest income	$1,293	$2,270	$(977)

Loan Loss Provision

             At March 31, 2004, the reserve for loan losses was 1.54% of total loans, as compared to 1.60% at year end year end 2003 and consistent with the 1.51% at March 31, 2003.  The loan loss provision was $650,000 for the three-month period ended March 31, 2004 compared to $700,000 for the year earlier period.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets.  At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Noninterest Income

             Noninterest income increased 11.7% for the quarter ended March 31, 2004 as compared to the same period in 2003, as higher service fee revenue more than offset the expected decline in mortgage revenues (detailed below). Service fee income increased 19.4% compared to the year ago quarter.  The increase is primarily as a result of higher volumes of customer banking transactions including strong customer acceptance and utilization of our overdraft protection product.

             Residential mortgage origination activity continued to decline during the first quarter, from the record-setting pace of 2003.  The Company originated $32.9 million in residential mortgages during the quarter ended March 31, 2004 compared to $82.6 million for the year ago quarter and $41.1 million for the immediately preceding quarter. Pre-tax revenue generated from mortgage operations in the first quarter fell to $.6 million from $1.1 million in the fourth quarter.  This decrease was largely due to a $.5 million mortgage servicing rights (MSRs) recovery that was recorded in the fourth quarter.  The Company recorded no MSR valuation adjustment in the current quarter, with the carrying value of the MSRs at 0.90% of serviced loans compared to 0.91% at the prior quarter end and 0.83% for the year ago quarter.  Depending on the path of future interest rates, the Company expects modestly falling mortgage originations and related revenue over the course of the next few quarters.

Noninterest Expense

             Noninterest expense increased 22.1% or $1.3 million for the quarter ended March 31, 2004 compared to the same quarter in 2003. Of that amount, $1.0 million is attributable to the new Portland and Southern Oregon expansion and increased operating expenses related to the purchase of Community Bank of Grants Pass.  When the year-over-year expense increase is adjusted for these factors, core expense growth was limited to only 3.8%.  Overall expense increases include staff costs in new markets and activities to meet growing business volumes and support for new markets.

Income Taxes

             Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.  The Company’s combined Federal and State effective income tax rate for the first quarter of 2004 was 39.6% compared to 38.2% for same quarter in 2003.

FINANCIAL CONDITION

             Assets continued to increase in the first quarter of 2004 with total assets increasing 10.4% to $811.3 million at March 31, 2004 compared to $734.7 million at December 31, 2003.  Approximately half of the 1st quarter growth resulted from the acquisition of Community Bank of Grants Pass.  Net loans outstanding increased 13.9% to $658.2 million at March 31, 2004 as compared to $577.8 million at December 31, 2003, including approximately $36 million arising from CBGP).  Loan growth during the quarter was primarily funded by increased deposits and use of available cash and cash equivalents.  The investment portfolio decreased slightly to $32.7 million from $34.3 at year end 2003. Deposits increased $62.2 million, including approximately $42 million attributable to CBGP.

             The Company had no material off balance sheet derivative financial instruments as of March 31, 2004 and December 31, 2003.

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

             The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At March 31, 2004 the FHLB had extended the Bank a secured line of credit of $56.7 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $23.4 million in short term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $24.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At March 31, 2004 the Bank had aggregate remaining available borrowing sources totaling $90.3 million, given sufficient collateral.

             Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, approximately 1/3 of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn.  At March 31, 2004 the Bank had approximately $219.6 million in outstanding commitments to extend credit, compared to approximately $199.5 million at year-end 2003.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

             At March 31, 2004 the Bank had a total of approximately $13.8 million in long-term borrowings from FHLB with maturities ranging from 2005 to 2013, bearing a weighted-average interest rate of 2.98%.  At December 31, 2003, the Bank had a total of $13.9 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 2.98%.  See “Liquidity and Sources of Funds” section above for further discussion.

CAPITAL RESOURCES

             The Company’s total stockholders’ equity at March 31, 2004 was $76.1 million, an increase of $14.4 million from December 31, 2003.  The increase was the net result of earnings of $3.4 million for the three months ended March 31, 2004, less cash dividends to shareholders of $1.1 million during the same period.  In addition, at March 31, 2004 the Company had accumulated other comprehensive income of approximately $.8 million. In addition, stockholders’ equity increased by $11.7 million during the quarter primarily resulting from the issuance of common stock related to the acquisition of CBGP.

             At March 31, 2004, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.78% and 11.09%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

Item 3.  QANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

             There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company filed a report on Form 8-K on January 15, 2004 in regards to release of the Company’s fourth quarter and year-end results for 2003.

The Company filed a report on Form 8-K on April 14, 2004 in regards to release of the Company’s first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date 5/7/04	By	/s/ PATRICIA L. MOSS

Patricia L. Moss, President & CEO

Date 5/7/04	By	/s/ GREGORY D. NEWTON

Gregory D. Newton, EVP/ Chief Financial Officer