Form 10-Q
period 2004-06-30
CASCADE BANCORP
filed 2004-08-10
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  16,700,797 shares of no par value Common Stock as of July 31, 2004.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2004

PART I

Item 1.    FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents:
Cash and due from banks	$39,786,684	$34,930,921
Interest bearing deposits with Federal Home Loan Bank	14,026,498	38,789,177
Federal funds sold	1,075,000	14,800,000

Total cash and cash equivalents	54,888,182	88,520,098
Investment securities available-for-sale	36,779,367	33,609,058
Investment securities held-to-maturity	660,211	661,686
Federal Home Loan Bank stock	2,389,800	2,295,600
Loans, net	727,333,426	577,801,194
Premises and equipment, net	20,639,467	13,828,138
Accrued interest and other assets	32,264,800	17,996,170

Total assets	$874,955,253	$734,711,944

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$310,446,986	$245,378,530
Interest bearing demand	369,894,339	332,792,532
Savings	34,039,103	28,715,391
Time	51,292,039	44,268,539

Total deposits	765,672,467	651,154,992
Borrowings	22,942,291	13,864,605
Accrued interest and other liabilities	7,295,059	7,936,653

Total liabilities	795,909,817	672,956,250
Stockholders’ equity:
Common stock, no par value;
20,000,000 shares authorized;
16,700,297 issued and outstanding (15,776,593 in 2003)	31,469,944	19,147,285
Retained earnings	47,369,123	42,100,708
Unearned compensation on restricted stock	(218,295)	(280,665)
Accumulated other comprehensive income	424,664	788,366

Total stockholders’ equity	79,045,436	61,755,694

Total liabilities and stockholders’ equity	$874,955,253	$734,711,944

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Six Months and Three Months ended June 30, 2004 and 2003
(Unaudited)

	Six months ended June 30,		Three months ended June 30,

	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$22,482,446	$19,289,808	$11,643,138	$9,824,961
Taxable interest on investments	459,439	557,904	244,896	236,199
Nontaxable interest on investments	43,378	23,053	21,689	13,454
Interest on federal funds sold	59,606	44,198	17,223	30,233
Interest on interest bearing deposits with Federal Home Loan Bank	88,463	354	32,566	196
Dividends on Federal Home Loan Bank stock	43,188	65,124	21,692	28,900

Total interest income	23,176,520	19,980,441	11,981,204	10,133,943
Interest expense:
Deposits:
Interest bearing demand	1,451,647	1,130,621	725,516	593,010
Savings	55,570	59,715	28,364	30,714
Time	382,585	502,648	185,920	232,728
Borrowings	226,981	316,777	116,747	148,834

Total interest expense	2,116,783	2,009,761	1,056,547	1,005,286

Net interest income	21,059,737	17,970,680	10,924,657	9,128,657
Loan loss provision	1,550,000	1,400,000	900,000	700,000

Net interest income after loan loss provision	19,509,737	16,570,680	10,024,657	8,428,657
Noninterest income:
Service charges on deposit accounts	3,345,961	2,917,184	1,731,097	1,565,095
Mortgage loan origination and processing fees	862,223	1,806,067	480,287	877,538
Gains on sales of mortgage loans, net	440,371	1,069,194	220,053	531,419
Mortgage loan servicing fees (net of amortization of mortgage servicing rights and impairment, if any)	109,962	(1,194,462)	(79,135)	(549,718)
Gain on sale of investment securities available-for-sale	181,720	—	—	—
Other income	1,670,047	1,490,315	1,128,209	862,509

Total noninterest income	6,610,284	6,088,298	3,480,511	3,286,843

Noninterest expense:
Salaries and employee benefits	8,722,410	7,185,068	4,444,081	3,559,786
Net occupancy and equipment	1,675,122	1,329,799	842,123	689,687
Other expenses	3,837,227	2,998,636	1,968,246	1,546,195

Total noninterest expense	14,234,759	11,513,503	7,254,450	5,795,668

Income before income taxes	11,885,262	11,145,475	6,250,718	5,919,832
Provision for income taxes	4,554,489	4,290,779	2,323,404	2,296,332

Net income	$7,330,773	$6,854,696	$3,927,314	$3,623,500

Basic earnings per common share	$0.44	$0.44	$0.24	$0.23

Diluted earnings per common share	$0.43	$0.42	$0.23	$0.22

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2002		$18,253,082	$32,172,221	$—	$762,412	$51,187,715
Comprehensive income:
Net income	$6,854,696	—	6,854,696	—	—	6,854,696
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale	150,213	—	—	—	150,213	150,213

Comprehensive income	$7,004,909

Cash dividends paid		—	(2,009,740)	—	—	(2,009,740)
Stock options exercised (97,652 shares)		335,304	—	—	—	335,304

Balance at June 30, 2003		$18,588,386	$37,017,177	$—	$912,625	$56,518,188

Balance at December 31, 2003		$19,147,285	$42,100,708	$(280,665)	$788,366	$61,755,694
Comprehensive income:
Net income	$7,330,773	—	7,330,773	—	—	7,330,773
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale, net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113,000 (net of income taxes of approximately $69,000)	(363,702)	—	—	—	(363,702)	(363,702)

Comprehensive income	$6,967,071

Amortization of unearned compensation on restricted stock		—	—	62,370	—	62,370
Issuance of stock to acquire Community Bank of Grants Pass		11,699,399	—	—	—	11,699,399
Cash dividends paid		—	(2,062,358)	—	—	(2,062,358)
Stock options exercised (150,943 shares)		623,260	—	—	—	623,260

Balance at June 30, 2004		$31,469,944	$47,369,123	$(218,295)	$424,664	$79,045,436

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2004 and 2003
(Unaudited)

	Six months ended June 30,

	2004	2003

Net cash provided by operating activities	$5,199,294	$5,053,563
Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	4,237,056	8,020,002
Purchases of investment securities available-for-sale	(8,063,278)	(8,498,313)
Proceeds from maturities and calls of investment securities held-to-maturity	—	124,479
Proceeds from sale of investment securities available-for-sale	222,853	—
Net increase in loans	(114,558,512)	(49,935,441)
Purchase of Community Bank of Grants Pass assets, net	10,192,199	—
Purchases of premises and equipment, net	(6,092,591)	(1,508,869)
Purchases of life insurance contracts	(4,800,000)	—

Net cash used in investing activities	(118,862,273)	(51,798,142)
Financing activities:
Net increase in deposits	72,392,475	95,091,162
Cash dividends paid	(2,062,358)	(2,009,740)
Proceeds from issuance of common stock	623,260	335,304
Net increase in other borrowings	9,077,686	7,702,919

Net cash provided by financing activities	80,031,063	101,119,645

Net increase (decrease) in cash and cash equivalents	(33,631,916)	54,375,066
Cash and cash equivalents at beginning of period	88,520,098	29,983,180

Cash and cash equivalents at end of period	$54,888,182	$84,358,246

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2004
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

          All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect a five-for-four stock split that was declared in March 2004. In addition, shares issued and outstanding reflect the approximately 618,000 shares issued in January 2004 to acquire Community Bank of Grants Pass.

          Certain amounts for 2003 have been reclassified to conform with the 2004 presentation.

2.       Stock-Based Compensation

          The Company measures its stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, and related Interpretations.  Accordingly, since the exercise price of each stock option, which the Company has granted has been equal to the market value of the underlying common stock on the date of grant, no compensation expense has been recognized.

          The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, to stock-based employee compensation for the six months and three months ended June 30, 2004 and 2003:

	Six months ended June 30,		Three months ended June 30,

	2004	2003	2004	2003

Net income - as reported	$7,330,773	$6,854,696	$3,927,314	$3,623,500
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards,net of related income tax effects	(297,124)	(260,312)	(155,577)	(128,662)

Pro forma net income	$7,033,649	$6,594,384	$3,771,737	$3,494,838

Earnings per common share:
Basic - as reported	$0.44	$0.44	$0.24	$0.23
Basic - pro forma	$0.43	$0.42	$0.23	$0.22
Diluted - as reported	$0.43	$0.42	$0.23	$0.22
Diluted - pro forma	$0.41	$0.41	$0.22	$0.22

3.       Investment Securities

          Investment securities at June 30, 2004 and December 31, 2003 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

6/30/2004
Available-for-sale
U.S. Agency mortgage-backed secrities	$26,460,847	$137,617	$123,310	$26,475,154
U.S. Government and agency securities	5,500,000	70,381	81,504	5,488,877
Obligations of state and political subdivisions	2,771,202	—	56,117	2,715,085
Equity securities	1,011,978	730,526	—	1,742,504
Mutual fund	350,398	7,349	—	357,747

	$36,094,425	$945,873	$260,931	$36,779,367

Held-to-maturity
Obligations of state and political subdivisions	$660,211	$32,570	$—	$692,781

12/31/2003
Available-for-sale
U.S. Agency mortgage-backed secrities	$25,075,018	$174,776	$56,525	$25,193,269
U.S. Government and agency securities	3,000,000	135,151	—	3,135,151
Obligations of state and political subdivisions	2,800,665	8,260	13,476	2,795,449
Equity securities	1,120,492	1,012,373	—	2,132,865
Mutual fund	341,324	11,000	—	352,324

	$32,337,499	$1,341,560	$70,001	$33,609,058

Held-to-maturity
Obligations of state and political subdivisions	$661,686	$54,535	$—	$716,221

Management of the Company does not believe that any of the above unrealised losses on investment securities available for sale are other than temporary and, accordingly, no impairment adjustments are necessary.

4.       Loans and Reserve for Loan Losses

          The composition of the loan portfolio at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	%of gross loans	December 31, 2003	%of gross loans

Commercial	$203,628,744	27%	$142,765,505	24%
Real Estate:
Construction/lot	147,261,973	20%	123,892,102	21%
Mortgage	49,616,869	7%	46,140,163	8%
Commercial	302,758,440	41%	244,203,103	41%
Consumer	37,567,066	5%	32,489,742	6%

Loans, gross	740,833,092	100%	589,490,615	100%
Less:
Reserve for loan losses	10,918,422		9,398,584
Deferred loan fees	2,581,244		2,290,837

	13,499,666		11,689,421

Loans, net	$727,333,426		$577,801,194

          Mortgage real estate loans include mortgage loans held for sale of approximately $2,413,000 at June 30, 2004 and approximately $2,482,000 at December 31, 2003.

          Transactions in the reserve for loan losses for the six months ended June 30, 2004 and 2003 were as follows:

	Six months ended June 30,

	2004	2003

Balance at begining of period	$9,398,584	$7,669,145
Increase due to acquisition of Community Bank of Grants Pass	354,420	—
Loan loss provision	1,550,000	1,400,000
Recoveries	201,682	166,150
Loans charged off	(586,264)	(845,820)

Balance at end of period	$10,918,422	$8,389,475

5.       Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Loans on non-accrual status	$322,991	$1,463,538
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	—	147,892

Total non-performing assets	$322,991	$1,611,430

Percentage of non-performing assets to total assets	0.04%	0.23%

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

          At June 30, 2004, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.       Mortgage Servicing Rights

          At June 30, 2004 and December 31, 2003, the Bank held servicing rights to mortgage loans with principal balances of approximately $508,203,000 and $514,223,000, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of June 30, 2004, management is not aware of any material mortgage loans that will be subject to repurchase.

          Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4.8 million and $4.7 million at June 30, 2004 and December 31, 2003, respectively.  The fair value of MSRs was approximately $5.7 million and $5.2 million at June 30, 2004 and December 31, 2003, respectively. Activity in MSRs for the six months ended June 30, 2004 and 2003 was as follows: (See MD&A – Non-Interest income).

	Six months ended June 30,

	2004	2003

Balance at beginning of period	$4,688,445	$4,071,370
Additions	691,981	1,683,944
Amortization	(861,102)	(1,257,361)
Impairment adjustments	325,000	(525,000)

Balance at end of period	$4,844,324	$3,972,953

         Changes in the valuation allowance for MSRs for the six months ended June 30, 2004 and 2003 were as follows:

	Six months ended June 30,

	2004	2003

Balance at beginning of period	$325,000	$—
Impairment adjustments	(325,000)	525,000

Balance at end of period	$—	$525,000

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

          The numerators and denominators used in computing basic and diluted earnings per common share for the six months and three months ended June 30, 2004 and 2003 can be reconciled as follows:

	Six months ended June 30,		Three months ended June 30,

	2004	2003	2004	2003

Net income	$7,330,773	$6,854,696	$3,927,314	$3,623,500

Weighted-average shares outstanding - basic	16,478,174	15,699,714	16,376,856	15,716,799
Basic net income per common share	$0.44	$0.44	$0.24	$0.23

Incremental shares arising from the dilutive effect of “in the money” stock options	635,094	479,840	599,824	485,686
Weighted-average shares outstanding - diluted	17,113,268	16,179,554	16,976,680	16,202,485
Diluted net income per common share	$0.43	$0.42	$0.23	$0.22

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

          Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisition of CBGP.  The goodwill is not amortized but the Company will periodically assess (at least on an annual basis) whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.  The core deposit intangible asset will be amortized over the estimated average life of approximately 6 years under the straight-line method.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2004 and the operating results for the six and three months then ended, included elsewhere in this report.

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

          Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds.  Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company.  Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk.  At least quarterly, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market.  Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operation-Non-Interest Income, and footnote 6 of the Condensed Consolidated Financial Statements.

Highlights For The Second Quarter 2004

•

Earnings: Net Income of $3.9 million with Earnings per Share (diluted) at $.23, up 15.4% sequentially from $0.20 in the preceding quarter; a result of higher net interest income driven by strong loan and deposit growth.

•

Organic Loan and Deposit production in new markets: In just three quarters of operation, the combined Portland and Southern Oregon de Novo branches have generated  $111 million in loans and $58 million in deposits, representing 14% of the Company’s total loans and 7% of deposits (excludes acquisition related increases).

•

Loan Growth: Total Loans up $69.7 million or 41.7% (annualized) from the preceding quarter including new market loan growth of $40.2 million during the quarter.  Compared to a year ago, loans are higher by $188.8 million or 34.4%.

•

Deposit Growth: Total deposits increased by $52.3 million or 29.4% (annualized) from the preceding quarter including $24.4 million generated in new markets.  Compared to the year ago quarter, deposits were higher by $168.6 million or 28.2%.

•	Positive Credit Quality: Loan portfolio credit quality continued strong with delinquencies only .04% of total loans; net charge-offs at .16% (annualized)

Financial Performance for the Second Quarter:

          The Company announced Earnings Per Share (diluted) of $0.23 for the second quarter of 2004, up from $0.20 from the immediately preceding quarter. This 15% sequential gain is primarily the result of higher interest income generated by strong loan and deposit growth. Last year’s strategic investments in new geographic markets are quickly approaching break-even.  Southern Oregon is already making a positive contribution and the Portland office is ahead of expectations and may reach break-even by year-end, several quarters ahead of plan.  The Company’s long-term objective is to generate incremental earnings from new markets that augment the historically strong growth of its core Central Oregon market.

          Net Income for the quarter ended June 30, 2004 was $3.9 million or 15% ahead of the $3.4 million recorded in the preceding quarter, and was 8.3% above the year-ago quarter - prior to the expansion into new markets.  The current quarter was benefited by a positive valuation adjustment to Mortgage Servicing Rights of $.01 per share.

          Return on equity was 20.5% and return on assets was 1.89% for the second quarter of 2004.

          New Market Initiatives - Southern Oregon and Portland Update:

          Financial results in new market operations are ahead of schedule at this time. Combined loan totals in the Company’s new markets stood at $146.9 million at June 30, 2004 while combined deposits were over $99.4 million. These amounts include $36.3 million and $42.1 million of loans and deposits, respectively, which were acquired January 1st with the acquisition of Community Bank of Grants Pass.

          Progress in Portland was highlighted by growth in business deposit relationships in tandem with strong loan originations.  Portland deposits already fund more than 70% of loans generated in that market.  The Company is deploying a niche banking strategy from its single office in downtown Portland.  In this market its focus is on providing banking services to business and professional customers.

          The Medford main office (Southern Oregon) achieved financial breakeven in its third full quarter of operation, well ahead of the typical target of six to eight quarters.  Meanwhile a second Grants Pass branch will open in the coming quarter along with a business banking office in nearby Ashland. The Company is deploying a “community banking” strategy in the Southern Oregon market, similar to its successful approach in Central Oregon.

          Continued success in new markets is dependent upon achievement of loan and deposit growth goals, credit quality, revenue generation and other factors.  The financial impact of new market start-ups (incremental revenue less direct operating expense) was reduced to a net cost of ($0.01) per share in the current quarter, compared to ($0.02) per share in the immediately preceding quarter.

          Loan Growth and Credit Quality:

          At June 30, 2004, total loans had grown to $738.3 million, up 34.4% compared to a year ago.  Loan growth was $69.7 million for the quarter; a 41.7% annualized sequential increase from the prior quarter.  Central Oregon’s sequential loan growth was $15.9 million or 14.2% annualized, while the new Portland and Southern Oregon markets contributed $40.2 million to this quarter’s loan growth.

          The Company’s loan credit quality profile remained positive with delinquent loans greater than 30 days past due at only .04% of total loans, while net loan charge-offs for the quarter were $0.3 million or only .16% (annualized) of total loans, consistent with recent quarters.  The Reserve for Loan Losses at quarter end stood at a prudent 1.48% of total loans, an appropriate level under current circumstances and prevailing economic conditions.

          Deposit Growth:

          At June 30, 2004, deposits were $765.7 million, up 28.2% or $168.6 million from a year ago.  The Grants Pass acquisition accounted for $42.1 million of the increase.  The Company’s core Central Oregon deposit totals were up $80.5 million or 16.0% compared to a year ago, and were 23.6% (annualized) higher than the preceding quarter with the pick up in seasonal building and tourism activity.

          Net Interest Margin:

          The Company reported its second quarter net interest margin (NIM) of 5.72%, comparable to the first quarter of 2004 but down from 6.36% a year ago.  This year-long trend to a lower margin is primarily the result of a historically low interest rate environment causing a compression of loan yields against an already low cost of funds.  In addition, the success of the Company’s multi-year objective of growing its floating rate loan portfolio has lowered notional yields.  In this regard, over the past 10 quarters, floating rate loans have increased from 32% to 41% of total loans, while the portion of fixed rate loans has declined from 31% to 16%.  Periodically adjustable loans (typically 3 to 5 year re-pricing) have increased from 37% to 43%.  The net interest margin will likely range between 5.65% to 5.90% over the next 12 to 18 months assuming interest rates follow the financial markets expected gradual path to modestly higher rates.  Please see cautionary “Forward Looking Statements” above as well as the Company’s Form 10K annual report for further information on interest rate risk.

          Non-Interest Income and Expense:

          Non-Interest Income for the quarter was up a modest $.2 million or 5.9% compared to the same period a year ago, as higher service fee income was offset by the ongoing decline in mortgage revenues.  Service fee income increased 10.6% compared to the year ago quarter.  The increase is primarily as a result of higher volumes of customer banking transactions and utilization of overdraft protection products.

          Second quarter 2004 Non-Interest Expense was 25.2% or $1.5 million above the year ago quarter – a period before the Company began its expansion into the Southern Oregon and Portland markets.  The overall expense increase is primarily attributable to increased staffing costs from expanding into new markets. About 75% of the year-over-year expense increase is attributable to incremental costs incurred in these new markets (including expenses related to the operations of Community Bank of Grants Pass).  Excluding costs incurred in new markets, the Company’s core expenses were approximately 6.4% higher than a year ago.

RESULTS OF OPERATIONS – Six Months and Three Months ended June 30, 2004 and 2003

Net Interest Income

          Net interest income increased 17.2% for the six months and increased 19.7% for the quarter ended June 30, 2004 as compared to the same periods in 2003, as interest earned on higher loan volumes outweighed the effect of a lower net interest margin (NIM). This is primarily due to the ongoing low interest rate climate has caused a gradual decline in loan yields.  During the second quarter of 2004, yields earned on loans and investments stood at 6.27% compared to 6.33% in the prior quarter, down from 7.06% a year earlier.  Meanwhile the average overall cost of funds for the quarter ended June 30, 2004 was at 0.56% versus 0.63% in the prior quarter and 0.73% a year ago. The Company’s reported NIM was 5.72% for the second quarter ended June 30, 2004 compared to 6.36% in the same period a year ago.

          As a result of higher loan volume more than offsetting decreased yields, total interest income increased approximately $3,196,000 or (16.0%) for the six months ended and increased $1,847,000 (or 18.2%) for the quarter ended June 30, 2004 as compared to the same periods in 2003.  Increased volumes of interest bearing deposits more than offset decreasing rates paid, which caused total interest expense to increase approximately $107,000 (or 5.3%) for the six months and increase $51,000 (or 5.1%) for the quarter ended June 30, 2004 as compared to the same periods in 2003.

          The net interest margin is a key indicator of profitability in the banking industry, reflecting the difference between rates earned on loans and investments compared to the cost of funds supporting these assets.  As market interest rates have declined over the past several years, the banking industry in general has experienced margin compression, as banks have seen lower loan yields on both new and refinanced loans.  At the same time, funding costs are already at low levels.  The net interest margin will likely range between 5.65% to 5.90% over the next 12 to 18 months assuming interest rates follow the financial markets expected gradual path to modestly higher rates. In addition, the margins earned in competitive new markets may be narrower than those earned in its existing markets, and may tend to narrow the margin in the future.  Forecasting the net interest margin is difficult, as unforeseen changes can occur in interest rates, the economy, or shape of the yield curve.  In addition, customer and competitor behavior are difficult to predict and can affect yields on loans and rates on deposits.  Please see the Company’s Annual Report on Form 10K for further information on interest rate risk.

Average Balances and Average Rates Earned and Paid

          The following table sets forth for the quarter ended June 30, 2004 and 2003 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company: (Dollars in thousands)

	For the quarter ended June 30

	2004			2003

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$32,382	$245	3.03%	$25,038	$237	3.80%
Non-taxable securities (1)	3,460	22	2.55%	1,633	13	3.19%
Federal funds sold	7,459	17	0.91%	11,071	30	1.09%
Due from Federal Home Loan Bank	13,834	32	0.93%	61	—	0.00%
Federal Home Loan Bank stock	2,368	22	3.73%	2,212	29	5.26%
Loans (2)(3)(4)	706,990	11,643	6.61%	535,321	9,825	7.36%

Total earning assets	766,493	11,981	6.27%	575,336	10,134	7.06%
Reserve for loan losses	(10,479)			(8,080)
Cash and due from banks	32,067			21,758
Premises and equipment, net	16,400			10,791
Accrued interest and other assets	31,117			16,896

Total assets	$835,598			$616,701

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$368,489	725	0.79%	$254,379	593	0.94%
Savings deposits	33,076	28	0.34%	25,936	30	0.46%
Time deposits	53,005	186	1.41%	47,290	233	1.98%
Other borrowings	16,749	117	2.80%	22,817	149	2.62%

Total interest bearing liabilities	471,319	1,056	0.90%	350,422	1,005	1.15%
Demand deposits	278,451			204,343
Other liabilities	8,793			7,653

Total liabilities	758,563			562,418
Stockholders’ equity	77,035			54,283

Total liabilities and stockholders’ equity	$835,598			$616,701

Net interest income		$10,925			$9,129

Net interest spread			5.37%			5.91%

Net interest income to earning assets			5.72%			6.36%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $607,000 in 2004 and $449,000 in 2003.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2004, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	2004 compared to 2003

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$1,818	$3,151	$(1,333)
Investments and other	29	93	(64)

Total interest income	1,847	3,244	(1,397)
Interest expense:
Interest on deposits:
Interest bearing demand	132	266	(134)
Savings	(2)	8	(10)
Time deposits	(47)	28	(75)
Other borrowings	(32)	(40)	8

Total interest expense	51	262	(211)

Net interest income	$1,796	$2,982	$(1,186)

Loan Loss Provision

          At June 30, 2004, the reserve for loan losses was 1.48% of total loans, as compared to 1.60% at year end year end 2003 and 1.53% at June 30, 2003.  The loan loss provision was $900,000 in the second quarter of 2004 compared to $700,000 for the year earlier period, reflective of rapid loan growth during the quarter.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets.  At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Noninterest Income

          Noninterest income increased 8.6% for the six months and was up 5.9% for the quarter ended June 30, 2004 as compared to the same periods in 2003, as higher service fee revenue more than offset the expected decline in mortgage revenues (detailed below). Service fee income increased 14.7% for the six months and increased 10.6% for the quarter ended June 30, 2004 compared to the year ago periods.  Theses increases are primarily a result of higher volumes of customer banking transactions including strong customer acceptance and utilization of our overdraft protection product.

          The headwind of higher interest rates has caused residential mortgage activity and revenue to decline from the record-setting pace of 2003.  The Company originated $44.1 million in residential mortgages during the quarter ended June 30, 2004, compared to $79.4 million for the year ago quarter and $32.9 million for the immediately preceding quarter. As expected, declining volumes and narrower margins have caused mortgage revenue to fall as a percent of total revenue.  For the current quarter, mortgage revenue was 5.8% of the Company’s pretax revenue compared to 7.4% a year ago.  This equates to a contribution of about $.02 per share in the current quarter, comparable to the preceding quarter and down from $.03 for the year ago period.  Note that mortgage related revenues for the current quarter include a positive mortgage servicing rights (MSR) valuation adjustment of $.3 million (pre-tax) or about $.01 per share.  Depending on the future path of interest rates, the Company expects modestly lower mortgage originations and related revenue over the course of the next few quarters.

          As noted above, in the current quarter the Company recovered the remaining balance of previously recorded MSR impairment, bringing MSR book value to $4.8 million.  Generally accepted accounting principles call for MSR to be carried at the lower of amortized cost (book value) or fair value. As of June 30, 2004, the fair value estimate of MSR improved to approximately $5.7 million, above its book value.  Fair value of MSR is estimated at 1.13% of serviced mortgages, up from 0.94% at March 31, 2004, and 0.87% a year ago.  At June 30, 2004, the Company serviced approximately 4,200 mortgage loans on behalf of its customers, totaling over $500 million.  Depending on the path of future interest rates, the Company expects modestly falling mortgage originations and related revenue over the course of the next few quarters.

Noninterest Expense

          Noninterest expense increased 23.6% for the six months and 25.2% for the quarter ended June 30, 2004 compared to the same periods in 2003. 2003 periods did not include expenses attributable to the ongoing operations of Community Bank of Grants Pass acquisition January, 2004 and incremental expense of operating banking offices in the new Portland & Southern Oregon markets.  Overall expense increases include staff costs in new markets and activities to meet growing business volumes and support for new markets.

Income Taxes

          Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

          Assets continued to increase in the second quarter of 2004 with total assets increasing 19.1% to $875.0 million at June 30, 2004 compared to $734.7 million at December 31, 2003.  Approximately one quarter of the growth resulted from the acquisition of CBGP.  Net loans outstanding increased 25.9% to $727.3 million at June 30, 2004 as compared to $577.8 million at December 31, 2003, including approximately $36 million arising from CBGP.  Loan growth during the quarter was primarily funded by increased deposits, borrowings and use of available cash and cash equivalents.  The investment portfolio increased slightly to $37.4 million from $34.3 at year end 2003. Deposits increased $114.5 million to $765.7 million, including approximately $42 million attributable to CBGP.

          The Company had no material off balance sheet derivative financial instruments as of June 30, 2004 and December 31, 2003.

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

          Policy requires the analysis and testing of liquidity to ensure ample cash flow is available under a range of circumstances.  Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available.  However depositor or counterparty behavior could change in response to competition, economic or market situations including relative returns available in stock or bond markets or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions to fund the Bank.

          The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At June 30, 2004 the FHLB had extended the Bank a secured line of credit of $38.2 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $30.5 million in short term borrowing availability from the Federal Reserve Bank (FRB) that requires specific qualifying collateral.  In addition, during the second quarter of 2004, the Bank changed its Treasury Tax & Loan (TT&L) election from a collector to investor designation, enabling Federal tax receipts to be held at the Bank within $12.5 million collateral limits and subject to periodic call by the Treasury.  In addition, the Bank maintained unsecured lines of credit totaling $24.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At June 30, 2004 the Bank had aggregate remaining available borrowing sources totaling $69.8 million, given sufficient collateral.

          Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, over 1/3 of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At June 30, 2004 the Bank had approximately $261.6 million in outstanding commitments to extend credit, compared to approximately $199.5 million at year-end 2003.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

          At June 30, 2004 the Bank had a total of approximately $13.8 million in long-term borrowings from FHLB with maturities ranging from 2005 to 2013, bearing a weighted-average interest rate of 3.18%.  In addition, at June 30, 2004, the Bank had approximately $9.1 million in short-term TT&L borrowings from FRB. At December 31, 2003, the Bank had a total of $13.9 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 2.98%.  See “Liquidity and Sources of Funds” section on page 18 for further discussion.

CAPITAL RESOURCES

          The Company’s total stockholders’ equity at June 30, 2004 was $79.0 million, an increase of $17.3 million from December 31, 2003.  The increase was the net result of earnings of $7.3 million for the six months ended June 30, 2004, less cash dividends to shareholders of $2.1 million during the same period.  In addition, at June 30, 2004 the Company had accumulated other comprehensive income of approximately $.4 million.

          At June 30, 2004, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.23% and 10.48%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	April 27, 2004, Annual Meeting
	(b)	Need not be completed
	(c)	The following matters were voted on at the Annual Meeting of Shareholders held on April 27, 2004:

Proposal #1:	Election of Directors

Director	Number of Votes “FOR”	Number of Votes “WITHHELD"	Total Number of Votes

Gary L. Hoffman	11,523,982	174,211	11,698,193
Patricia L. Moss	11,570,073	128,120	11,698,193
Henry H. Hewitt	11,531,919	166,274	11,698,193

Item 6	Exhibits and Reports on Form 8-K
	(a)	Exhibits

		31.1	Certification of Chief Executive Officer
		31.2	Certification of Chief Financial Officer
		32	Certification Pursuant to Section 906

	(b)	Reports on Form 8-K(b)

The Company filed a report on Form 8-K on May 11, 2004 in regards to a presentation made by the President & CEO of the Company at the D.A. Davidson Financial Services Conference held in Seattle, Washington on May 5, 2004.

The Company filed a report on Form 8-K on July 8, 2004 in regards to release of the Company’s second quarter 2004 earnings.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date August 5, 2004	By	/s/ PATRICIA L. MOSS

Patricia L. Moss, President & CEO

Date August 5, 2004	By	/s/ GREGORY D. NEWTON

Gregory D. Newton, EVP/ Chief Financial Officer