Form 10-Q
period 2004-09-30
CASCADE BANCORP
filed 2004-11-04
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,714,506 shares of no par value Common Stock as of October 31, 2004.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2004

INDEX

PART I: FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets:
September 30, 2004 and December 31, 2003	3

Condensed Consolidated Statements of Income:
Nine months and three months ended September 30, 2004 and 2003	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity:
Nine months ended September 30, 2004 and 2003	5

Condensed Consolidated Statements of Cash Flows:
Nine months ended September 30, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations		12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II: OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES	22

PART I

Item 1.	FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Unaudited)

ASSETS	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash and due from banks	$29,497,471	$34,930,921
Interest bearing deposits with Federal Home Loan Bank	28,016,003	38,789,177
Federal funds sold	26,250,000	14,800,000

Total cash and cash equivalents	83,763,474	88,520,098
Investment securities available-for-sale	41,039,722	33,609,058
Investment securities held-to-maturity	659,474	661,686
Federal Home Loan Bank stock	2,409,400	2,295,600
Loans, net	788,677,687	577,801,194
Premises and equipment, net	21,459,993	13,828,138
Accrued interest and other assets	31,011,220	17,996,170

Total assets	$969,020,970	$734,711,944

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$362,387,891	$245,378,530
Interest bearing demand	388,317,967	332,792,532
Savings	35,804,739	28,715,391
Time	51,394,633	44,268,539

Total deposits	837,905,230	651,154,992
Borrowings	38,575,205	13,864,605
Accrued interest and other liabilities	10,247,000	7,936,653

Total liabilities	886,727,435	672,956,250

Stockholders’ equity:
Common stock, no par value;
20,000,000 shares authorized;
16,710,670 issued and outstanding (15,776,593 in 2003)	31,507,284	19,147,285
Retained earnings	50,323,207	42,100,708
Unearned compensation on restricted stock	(187,110)	(280,665)
Accumulated other comprehensive income	650,154	788,366

Total stockholders’ equity	82,293,535	61,755,694

Total liabilities and stockholders’ equity	$969,020,970	$734,711,944

See accompanying notes.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Income

Nine Months and Three Months ended September 30, 2004 and 2003

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,

	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$35,309,564	$29,184,134	$12,827,118	$9,894,326
Taxable interest on investments	766,080	781,046	306,641	222,788
Nontaxable interest on investments	65,067	44,126	21,689	21,073
Interest on federal funds sold	73,384	83,760	13,778	39,562
Interest on interest bearing deposits
with Federal Home Loan Bank	121,043	107,019	32,580	107,019
Dividends on Federal Home Loan Bank stock	62,842	94,757	19,654	29,633

Total interest income	36,397,980	30,294,842	13,221,460	10,314,401

Interest expense:
Deposits:
Interest bearing demand	2,235,313	1,771,281	783,666	640,660
Savings	86,015	84,036	30,445	24,321
Time	572,059	713,451	189,474	210,803
Borrowings	413,538	434,795	186,557	118,018

Total interest expense	3,306,925	3,003,563	1,190,142	993,802

Net interest income	33,091,055	27,291,279	12,031,318	9,320,599
Loan loss provision	2,750,000	2,075,000	1,200,000	675,000

Net interest income after loan loss provision	30,341,055	25,216,279	10,831,318	8,645,599
Noninterest income:
Service charges on deposit accounts	5,048,211	4,473,939	1,702,250	1,556,755
Mortgage loan origination and processing fees	1,232,216	2,900,442	369,993	1,094,375
Gains on sales of mortgage loans, net	560,617	1,840,551	120,246	771,357
Mortgage loan servicing fees (net of
amortization of mortgage servicing rights and
impairment, if any)	52,258	(1,721,347)	(57,704)	(526,885)
Gain on sale of investment securities
available-for-sale	181,720	59,873	—	59,873
Other income	2,680,432	2,299,934	1,010,385	809,619

Total noninterest income	9,755,454	9,853,392	3,145,170	3,765,094

Noninterest expense:
Salaries and employee benefits	13,210,885	11,546,862	4,488,475	4,361,794
Net occupancy and equipment	2,508,811	2,091,243	833,689	761,444
Other expenses	5,972,849	4,494,061	2,135,622	1,495,425

Total noninterest expense	21,692,545	18,132,166	7,457,786	6,618,663

Income before income taxes	18,403,964	16,937,505	6,518,702	5,792,030
Provision for income taxes	6,950,051	6,497,697	2,395,562	2,206,918

Net income	$11,453,913	$10,439,808	$4,123,140	$3,585,112

Basic earnings per common share	$0.69	$0.66	$0.25	$0.23

Diluted earnings per common share	$0.66	$0.64	$0.24	$0.22

See accompanying notes.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2002		$18,253,082	$32,172,221	$—	$762,412	$51,187,715
Comprehensive income:
Net income	$10,439,808	—	10,439,808	—	—	10,439,808
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale,
net of reclassification adjustment for net gains on
sales of investment securities available-for-sale
included in net income of approximately $37,000
(net of income taxes of approximately $23,000)	9,259	—	—	—	9,259	9,259

Comprehensive income	$10,449,067

Cash dividends paid		—	(3,017,301)	—	—	(3,017,301)
Stock options exercised (122,446 shares)		551,344	—	—	—	551,344

Balance at September 30, 2003		$18,804,426	$39,594,728	$—	$771,671	$59,170,825

Balance at December 31, 2003		$19,147,285	$42,100,708	$(280,665)	$788,366	$61,755,694
Comprehensive income:
Net income	$11,453,913	—	11,453,913	—	—	11,453,913
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale,
net of reclassification adjustment for net gains on
sales of investment securities available-for-sale
included in net income of approximately $113,000
(net of income taxes of approximately $69,000)	(138,212)	——	—	—	(138,212)	(138,212)

Comprehensive income	$11,315,701

Amortization of unearned compensation on restricted stock		—	—	93,555	—	93,555
Issuance of stock to acquire Community Bank of Grants Pass (772,752)		11,699,399	—	—	—	11,699,399
Cash dividends paid		—	(3,231,414)	—	—	(3,231,414)
Stock options exercised (161,316 shares)		655,562	—	—	—	655,562
Tax benefit from non-qualified stock options exercised		5,038	—	—	—	5,038

Balance at September 30, 2004		$31,507,284	$50,323,207	$(187,110)	$650,154	$82,293,535

See accompanying notes.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine Months ended September 30, 2004 and 2003

(Unaudited)

	Nine months ended September 30,
	2004	2003
Net cash provided by operating activities	$14,791,451	$9,889,903

Investing activities:
Proceeds from maturities, calls and prepayments of
investment securities available-for-sale	6,676,723	11,248,931
Purchases of investment securities available-for-sale	(14,683,124)	(17,041,921)
Proceeds from maturities and calls of investment
securities held-to-maturity	—	124,479
Proceeds from sale of investment securities available-for-sale	222,853	45,082
Net increase in loans	(176,723,876)	(62,209,878)
Purchase of Community Bank of Grants Pass assets, net	10,192,199	—
Purchases of premises and equipment, net	(7,197,874)	(3,160,491)
Purchases of life insurance contracts	(4,800,000)	—

Net cash used in investing activities	(186,313,099)	(70,993,798)

Financing activities:
Net increase in deposits	144,625,238	139,517,180
Cash dividends paid	(3,231,414)	(3,017,301)
Proceeds from issuance of common stock	655,562	551,344
Net increase (decrease) in other borrowings	24,710,600	(4,086,469)
Tax benefit from non-qualified stock options exercised	5,038	—

Net cash provided by financing activities	166,765,024	132,964,754

Net increase (decrease) in cash and cash equivalents	(4,756,624)	71,860,859
Cash and cash equivalents at beginning of period	88,520,098	29,983,180

Cash and cash equivalents at end of period	$83,763,474	$101,844,039

See accompanying notes.

Cascade Bancorp & Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2004

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

All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect a five-for-four stock split that was declared in March 2004. In addition, shares issued and outstanding reflect the approximately 773,000 shares issued in January 2004 to acquire Community Bank of Grants Pass.

Certain amounts for 2003 have been reclassified to conform with the 2004 presentation.

2.	Stock-Based Compensation

The Company measures its stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, (APB 25) and related Interpretations. Accordingly, since the exercise price of each stock option, which the Company has granted has been equal to the market value of the underlying common stock on the date of grant, no compensation expense has been recognized.

The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation as amended by SFAS No. 148,” Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation for the nine months and three months ended September 30, 2004 and 2003:

	Nine months ended September 30,		Three months ended September 30,

	2004	2003	2004	2003
Net income - as reported	$11,453,913	$10,439,808	$4,123,140	$3,585,112
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related income tax effects	(452,701)	(400,803)	(155,577)	(140,491)

Pro forma net income	$11,001,212	$10,039,005	$3,967,563	$3,444,621

Earnings per common share:
Basic - as reported	$0.69	$0.66	$0.25	$0.23
Basic - pro forma	$0.66	$0.64	$0.24	$0.22
Diluted - as reported	$0.66	$0.64	$0.24	$0.22
Diluted - pro forma	$0.64	$0.62	$0.23	$0.21

3.	Investment Securities

Investment securities at September 30, 2004 and December 31, 2003 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
9/30/2004
Available-for-sale
U.S. Agency mortgage-backed secrities	$28,025,649	$250,200	$46,680	$28,229,169
U.S. Government and agency securities	5,500,000	94,291	14,691	5,579,600
Obligations of state and political subdivisions	2,756,470	6,813	11,833	2,751,450
Equity securities	3,355,355	757,482	—	4,112,837
Mutual fund	353,614	13,052	—	366,666

	$39,991,088	$1,121,838	$73,204	$41,039,722

Held-to-maturity
Obligations of state and political subdivisions	$659,474	$45,177	$—	$704,651

12/31/2003
Available-for-sale
U.S. Agency mortgage-backed secrities	$25,075,018	$174,776	$56,525	$25,193,269
U.S. Government and agency securities	3,000,000	135,151	—	3,135,151
Obligations of state and political subdivisions	2,800,665	8,260	13,476	2,795,449
Equity securities	1,120,492	1,012,373	—	2,132,865
Mutual fund	341,324	11,000	—	352,324

	$32,337,499	$1,341,560	$70,001	$33,609,058

Held-to-maturity
Obligations of state and political subdivisions	$661,686	$54,535	$—	$716,221

Management of the Company does not believe that any of the above unrealized losses on investment securities available-for-sale are other than temporary and, accordingly, no impairment adjustments are necessary.

4.	Loans and Reserve for Loan Losses

The composition of the loan portfolio at September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004	% of gross loans	December 31, 2003	% of gross loans

Commercial	$239,426,213	30%	$142,765,505	24%
Real Estate:
Construction/lot	160,629,675	20%	123,892,102	21%
Mortgage	49,435,861	6%	46,140,163	8%
Commercial	317,098,477	39%	244,203,103	41%
Consumer	36,856,995	5%	32,489,742	6%

Loans, gross	803,447,221	100%	589,490,615	100%

Less:
Reserve for loan losses	11,900,394		9,398,584
Deferred loan fees	2,869,140		2,290,837

	14,769,534		11,689,421

Loans, net	$788,677,687		$577,801,194

Mortgage real estate loans include mortgage loans held for sale of approximately $1,463,000 at September 30, 2004 and approximately $2,482,000 at December 31, 2003.

Transactions in the reserve for loan losses for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine months ended September 30,

	2004	2003
Balance at beginning of period	$9,398,584	$7,669,145
Increase due to acquisition of Community Bank of Grants Pass	354,420	—
Loan loss provision	2,750,000	2,075,000
Recoveries	338,395	379,593
Loans charged off	(941,005)	(1,162,976)

Balance at end of period	$11,900,394	$8,960,762

5.	Non-Performing Assets

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Loans on non-accrual status	$43,630	$56,240
Loans past due 90 days or more
but not on non-accrual status	—	—
Other real estate owned	—	—

Total non-performing assets	$43,630	$56,240

Percentage of non-performing assets
to total assets	0.00%	0.01%

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

At September 30, 2004, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.	Mortgage Servicing Rights

At September 30, 2004 and December 31, 2003, the Bank held servicing rights to mortgage loans with principal balances of approximately $505,102,000 and $514,223,000, respectively. Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk. However, as of September 30, 2004, management is not aware of any material mortgage loans that will be subject to repurchase.

Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value. The carrying value of MSRs was $4.8 million and $4.7 million at September 30, 2004 and December 31, 2003, respectively. The fair value of MSRs was approximately $5.1 million and $5.2 million at September 30, 2004 and December 31, 2003, respectively. Activity in MSRs for the nine months ended September 30, 2004 and 2003 was as follows: (See MD&A – Non-Interest income).

	Nine months ended September 30,

	2004	2003
Balance at beginning of period	$4,688,445	$4,071,370
Additions	976,305	2,737,227
Amortization	(1,241,997)	(2,095,604)
Impairment adjustments	325,000	(525,000)

Balance at end of period	$4,747,753	$4,187,993

Changes in the valuation allowance for MSRs for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine months ended September 30,

	2004	2003
Balance at beginning of period	$325,000	$—
Impairment adjustments	(325,000)	525,000

Balance at end of period	$—	$525,000

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

The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2004 and 2003 can be reconciled as follows:

	Nine months ended September 30,		Three months ended September 30,

	2004	2003	2004	2003
Net income	$11,453,913	$10,439,808	$4,123,140	$3,585,112

Weighted-average shares outstanding - basic	16,651,256	15,716,789	16,705,240	15,750,938
Basic net income per common share	$0.69	$0.66	$0.25	$0.23

Incremental shares arising from the dilutive
effect of “in the money” stock options	626,401	501,448	597,943	544,663
Weighted-average shares outstanding - diluted	17,277,657	16,218,237	17,303,183	16,295,601
Diluted net income per common share	$0.66	$0.64	$0.24	$0.22

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

Cash & cash equivalents	$10,244
Loans, net	36,342
Premises and equipment, net	1,335
Core deposit intangible	580
Goodwill	6,352
Other assets	95

Total assets acquired	54,948
Deposits	42,125
Deferred tax liability	530
Other liabilities	593

Total liabilities assumed	43,248

Total purchase price	$11,700

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisition of CBGP. The goodwill is not amortized but the Company will periodically assess (at least on an annual basis) whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The core deposit intangible asset is being amortized over the estimated average life of approximately 6 years under the straight-line method.

9.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, when finalized, would eliminate the use of APB 25 and generally would require such transactions be accounted for using a fair-value based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, when approved, would substantially amend SFAS No. 123. Legislation has been introduced to substantially limit the FASB proposal. Uncertainty continues as to whether the proposal will be finalized and the FASB has recently announced some major proposed revisions to it. Currently, the most recent announcements suggest that this guidance may become effective for periods beginning after June 15, 2005 for public companies. Management has not completed its review of the proposal or assessed its potential impact on the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2004 and the operating results for the nine and three months then ended, included elsewhere in this report.

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

Highlights For The Third Quarter 2004

•	Earnings: Net Income of $4.1 million with Earnings per Share (diluted) at $.24. EPS grew 19.2% (annualized) from the immediately preceding quarter; 8.3% above the same quarter of 2003.
•	New Markets: The Portland office joins Southern Oregon in achieving profitability less than one year from opening.
•

Record Quarterly Loan Growth: Loans grew a record $62.3 million during the quarter or 33.8% sequentially from the preceding quarter (annualized). Compared to a year ago, total loans are higher by $238.3 million or 42.4%.

•

Record Quarterly Deposit Growth: Total Deposits increased by a record $72.2 million or 37.7% sequentially from the preceding quarter (annualized). Compared to a year ago, total deposits are higher by $196.4 million or 30.6%.

•	Positive Credit Quality: Loan portfolio credit quality continued strong with delinquencies only .12% of total loans; net charge-offs at .11% (annualized).

Financial Performance for the Third Quarter:

The Company announced strong third quarter earnings performance and record loan and deposit growth. Earnings Per Share (diluted) for the third quarter of 2004 was $0.24, up 19.2% (annualized) from the immediately preceding quarter of $.23 (note that the earlier quarter included a non-recurring increase of $.01 relating to a valuation adjustment of mortgage servicing rights (MSR)). Earnings progress is the result of higher net interest income generated by solid loan and deposit growth in both existing and new markets. The Company’s net income for the quarter ended September 30, 2004 was $4.1 million or 15.0% above the year-ago quarter. Return on equity was 20.5% and return on assets was 1.81% for the third quarter of 2004.

New Market Initiatives - Southern Oregon and Portland Update:

The following table describes the financial progress in new markets since our entry in mid-2003:

Southern Oregon & Portland Combined
(dollars in 000‘s)	Sept ‘03	Dec ‘03	Mar ‘04	Jun ‘04	Sep ‘04	% of CACB 9/30/04
Loans	6,159	27,286	106,634	146,869	195,348	24.3%
Deposits	3,614	13,266	74,998	99,428	137,530	16.5%

Beginning in Mar ‘04 amounts include $36 million in Loans and $42 million in Deposits from the Jan ‘04 acquisition of Community Bank of Grants Pass

The Company is deploying a “community banking” strategy in the Southern Oregon market, similar to its successful approach in Central Oregon. In Portland, the Company has a niche strategy focused on the banking needs of small-to-medium sized commercial and professional businesses and individuals in the metro area. Continued success in new markets is dependent upon achievement of loan and deposit growth goals, credit quality, revenue generation and other factors.

Loan Growth and Credit Quality:

At September 30, 2004, total loans had grown to $800.6 million, up 42.4% compared to a year ago. Loan growth for the third quarter was a record $62.3 million or a 33.8% annualized sequential increase from the prior quarter. New loans generated in the new markets of Portland and Southern Oregon contributed $48.5 million to this quarter’s loan growth. Meanwhile, annualized sequential loan growth in both the Company’s Central Oregon and Salem markets increased at a double digit pace.

The Company’s loan credit quality profile remained strong with delinquent loans greater than 30 days past due at only .12% of total loans, while net loan charge-offs for the quarter were $0.2 million or only .11% (annualized) of total loans, consistent with recent quarters. In concert with its strong loan growth, the Company added $1.2 million to its Reserve for Loan Losses during the current quarter compared to $.9 million for the preceding quarter and $.7 million in the year ago quarter. The Reserve for Loan Losses at quarter end stood at a prudent 1.49% of total loans, consistent with prior periods and at a level appropriate to current circumstances and prevailing economic conditions.

Deposit Growth:

At September 30, 2004, deposits were $837.9 million, up 30.6% or $196.4 million from a year ago, and up sequentially by $72.2 million or 37.7% (annualized) from the prior quarter. This record deposit growth was virtually all in core customer deposits (checking and money market accounts), while changes in time deposits balances were negligible. New market growth accounted for $39 million of the increase from the immediately preceding quarter, while a strong seasonal increase in deposits was evident in the Central Oregon market. Illustrating the success of the Company’s attractive cash management services, the compound rate of growth in business related deposits has exceeded 40% during the past three years. Business related deposits now average over 50% of total deposits, compared to 33% three years ago. Non-interest bearing deposits continue at the highest levels in the industry, at over 40% of total deposits.

Net Interest Margin:

The Company’s third quarter net interest margin (NIM) was up modestly at 5.76% compared to 5.72% for the prior quarter and 5.63% for the third quarter of 2003. The net interest margin will likely range between 5.60% and 5.80% over the next 12 to 18 months assuming interest rates follow the financial markets expected gradual path to modestly higher rates. The Company has a modest sensitivity to higher rates which is mitigated by its strong core deposit base and its growing portfolio of floating rate loans. Floating rate loans have risen from 32% to 40% of total loans over the past three years. Over that horizon, fixed rate loans have declined from 31% to 17%, while periodically adjustable loans (typically 3 to 5 year re-pricing) have increased from 37% to 43%. The Company could be adversely affected in the event of an unexpected dramatic decline in interest rates, as its loan yields would compress against an already low cost of funds. The margin can also be affected by competitive factors including aggressive price offerings on loans or deposits. Please see cautionary “Forward Looking Statements” below as well as the Company’s Form 10K annual report for further information on interest rate risk.

Non-Interest Income and Expense:

Non-interest income for the third quarter was lower by $.3 million or 9.6% compared to the immediately preceding quarter. This decline is primarily the result of a positive non-recurring mortgage servicing rights valuation adjustment of $.3 million in the immediately preceding quarter. As expected, total non-interest income was down 16.5% from the third quarter of 2003 due to lower mortgage origination volume and revenue. The year ago period marked the peak of the nationwide mortgage origination boom. Compared to the year ago period, banking service fee revenues were higher by 9.3%, the result of higher volumes of customer banking transactions and utilization of overdraft protection products.

As mentioned above, residential mortgage revenues continue below the record-setting pace of 2003. The Company originated $33.3 million in residential mortgages during the quarter ended September 30, 2004, compared to $101.6 million for the year ago quarter and $44.1 million for the immediately preceding quarter. Consequently, this expected decline in volumes and margins have caused mortgage revenue to decrease as a percentage of total revenue. For the current quarter, gross mortgage revenue was 2.8% of the Company’s non-interest income versus 10.2% for the year ago quarter. At September 30, 2004, the Company serviced $505.1 million in mortgage loans on behalf of its customers, representing approximately 4,100 mortgage loans. The Company’s related Mortgage servicing rights (MSR) had an amortized cost (book value) of $4.8 million compared to a fair (market) value of approximately $5.1 million. Thus, there was no MSR valuation adjustment for the current quarter. For the immediately preceding quarter, the Company recorded a positive valuation adjustment of $.3 million pretax, adding about $.01 per share to earnings. At September 30, 2004, expressed as a percentage of loans serviced, MSR at amortized cost (book value) was .94% of serviced mortgage loans, while fair value was approximately 1.03% of serviced mortgages. Fair value was estimated at 1.13% at June 30, 2004, and 0.82% a year ago.

Non-interest expense for the third quarter of 2004 was 12.7% or $.8 million above the year ago quarter. The overall expense increase is primarily attributable to increased staffing costs from expanding into new markets. About 59% of the year-over-year expense increase is attributable to incremental costs incurred in these new markets (including expenses related to the operations of Community Bank of Grants Pass). Excluding costs incurred in new markets, the Company’s core expenses were approximately 5.6% higher than a year ago.

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2004 and 2003

Net Interest Income

Net interest income increased 21.3% for the nine months and increased 29.1% for the quarter ended September 30, 2004 as compared to the same periods in 2003, primarily due to higher loan volumes. During the third quarter of 2004, yields earned on loans and investments stood at 6.33% compared to 6.27% in the prior quarter, down from 6.23% a year earlier. Meanwhile the average overall cost of funds for the quarter ended September 30, 2004 was at 0.58% versus 0.56% in the prior quarter and 0.62% a year ago. The Company’s reported NIM was 5.76% for the third quarter ended September 30, 2004 compared to 5.63% in the same period a year ago.

As a result of higher loan volume, total interest income increased approximately $6,103,000 or (20.1%) for the nine months ended and increased $2,907,000 (or 28.2%) for the quarter ended September 30, 2004 as compared to the same periods in 2003. Increased volumes of interest bearing deposits caused total interest expense to increase approximately $303,000 (or 10.1%) for the nine months and increase $196,000 (or 19.8%) for the quarter ended September 30, 2004 as compared to the same periods in 2003.

The net interest margin is a key indicator of profitability in the banking industry, reflecting the difference between rates earned on loans and investments compared to the cost of funds supporting these assets. As market interest rates have declined over the past several years, the banking industry in general has experienced margin compression, as banks have seen lower loan yields on both new and refinanced loans. At the same time, funding costs are already at low levels. The net interest margin will likely range between 5.60% and 5.80% over the next 12 to 18 months assuming interest rates follow the financial markets expected gradual path to modestly higher rates. In addition, the margins earned in competitive new markets may be narrower than those earned in its existing markets, and may tend to narrow the margin in the future. Forecasting the net interest margin is difficult, as unforeseen changes can occur in interest rates, the economy, or shape of the yield curve. In addition, customer and competitor behavior are difficult to predict and can affect yields on loans and rates on deposits. Please see the Company’s Annual Report on Form 10K for further information on interest rate risk.

Average Balances and Average Rates Earned and Paid

The following table sets forth for the quarter ended September 30, 2004 and 2003 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company: (Dollars in thousands)

	For the quarter ended September 30,

	2004			2003

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Taxable securities	$35,455	$307	3.44%	$28,856	$223	3.07%
Non-taxable securities (1)	3,371	22	2.59%	3,407	21	2.45%
Federal funds sold	3,798	14	1.46%	17,528	39	0.88%
Due from Federal Home Loan Bank	8,814	32	1.44%	49,293	107	0.86%
Federal Home Loan Bank stock	2,390	19	3.15%	2,240	30	5.31%
Loans (2)(3)(4)	774,314	12,827	6.57%	555,987	9,894	7.06%

Total earning assets	828,142	13,221	6.33%	657,311	10,314	6.23%
Reserve for loan losses	(11,257)			(8,655)
Cash and due from banks	36,039			25,297
Premises and equipment, net	21,233			12,010
Accrued interest and other assets	31,598			16,900

Total assets	$905,755			$702,863

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$379,766	784	0.82%	$313,125	640	0.81%
Savings deposits	35,226	30	0.34%	28,153	24	0.34%
Time deposits	50,671	189	1.48%	46,735	211	1.79%
Other borrowings	30,617	187	2.42%	16,296	118	2.87%

Total interest bearing liabilities	496,280	1,190	0.95%	404,309	993	0.97%
Demand deposits	319,646			232,650
Other liabilities	10,012			8,493

Total liabilities	825,938			645,452
Stockholders’ equity	79,817			57,411

Total liabilities and stockholders’ equity	$905,755			$702,863

Net interest income		$12,031			$9,321

Net interest spread			5.38%			5.25%

Net interest income to earning assets			5.76%			5.63%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.

(3)	Loan related fees collected and included in the yield calculation totalled approximately $530,000 in 2004 and $492,000 in 2003.

(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2004, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	2004 compared to 2003

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate
Interest income:
Interest and fees on loans	$2,933	$3,885	$(952)
Investments and other	(26)	(65)	39

Total interest income	2,907	3,820	(913)

Interest expense:
Interest on deposits:
Interest bearing demand	144	136	8
Savings	6	6	--
Time deposits	(22)	18	(40)
Other borrowings	69	104	(35)

Total interest expense	197	264	(67)

Net interest income	$2,710	$3,556	$(846)

Loan Loss Provision

At September 30, 2004, the reserve for loan losses was 1.48% of total loans, as compared to 1.60% at year end year end 2003 and 1.59% at September 30, 2003. The loan loss provision was $1,200,000 in the third quarter of 2004 compared to $675,000 for the year earlier period, reflective of rapid loan growth during the quarter. Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets. At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Noninterest Income

Noninterest income decreased 1.0% for the nine months and decreased 16.5% for the quarter ended September 30, 2004 as compared to the same periods in 2003, primarily due to the expected decline in mortgage revenues (detailed below), partially offset by increases in service fee income and other income. Service fee income increased 12.8% for the nine months and increased 9.3% for the quarter ended September 30, 2004 compared to the year ago periods. Theses increases are primarily a result of higher volumes of customer banking transactions including strong customer acceptance and utilization of our overdraft protection product.

The headwind of higher interest rates has caused residential mortgage activity and revenue to decline from the record-setting pace of 2003. The Company originated $33.3 million in residential mortgages during the quarter ended September 30, 2004, compared to $101.6 million for the year ago quarter and $44.1 million for the immediately preceding quarter. As expected, declining volumes and narrower margins have caused mortgage revenue to fall as a percent of total revenue. For the current quarter, mortgage revenue was 2.8% of the Company’s non-interest income versus 10.2% for the year ago quarter. Of the mortgage originations in 2004, approximately 80% were sold to FNMA servicing retained, while the remaining 20% were sold to other investors servicing released.

Generally accepted accounting principles call for MSR to be carried at the lower of amortized cost (book value) or fair value. At September 30, 2004, the Company serviced $505.1 million in mortgage loans on behalf of its customers, representing approximately 4,100 mortgage loans. The Company’s related Mortgage servicing rights (MSR) had a cost (book) basis of $4.8 million compared to a fair (market) value of approximately $5.1 million. Thus, there was no MSR valuation adjustment for the current quarter. For the immediately preceding quarter, the Company recorded a positive valuation adjustment of $.3 million pretax, adding about $.01 per share to earnings. At September 30, 2004, expressed as a percentage of loans serviced, MSR amortized cost (book value) basis was .94% of serviced mortgage loans, while fair value was approximately 1.03% of serviced mortgages. Fair value was estimated at 1.13% at June 30, 2004, and 0.82% a year ago.

Noninterest Expense

Noninterest expense increased 19.6% for the nine months and 12.7% for the quarter ended September 30, 2004 compared to the same periods in 2003. The 2003 periods did not include expenses attributable to the ongoing operations of Community Bank of Grants Pass acquisition January, 2004 and incremental expense of operating banking offices in the new Portland & Southern Oregon markets. Overall expense increases include staff costs in new markets and activities to meet growing business volumes and support for new markets.

Income Taxes

Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

Assets continued to increase in the third quarter of 2004 with total assets increasing 31.9% to $969.0 million at September 30, 2004 compared to $734.7 million at December 31, 2003. Approximately one quarter of the growth resulted from the acquisition of CBGP. Net loans outstanding increased 36.5% to $788.7 million at September 30, 2004 as compared to $577.8 million at December 31, 2003, including approximately $36 million arising from CBGP. Loan growth during the quarter was primarily funded by increased deposits, borrowings and use of available cash and cash equivalents. The investment portfolio increased 21.6% to $41.7 million from $34.3 at year end 2003. Deposits increased $186.8 million to $837.9 million, including approximately $42 million attributable to CBGP.

The Company had no material off balance sheet derivative financial instruments as of September 30, 2004 and December 31, 2003.

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

Policy requires the analysis and testing of liquidity to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations including relative returns available in stock or bond markets or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions to fund the Bank.

The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At September 30, 2004 the FHLB had extended the Bank a secured line of credit of $131.2 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $17.9 million in short term borrowing availability from the Federal Reserve Bank (FRB) that requires specific qualifying collateral. During the second quarter of 2004, the Bank changed its Treasury Tax & Loan (TT&L) election from a collector to investor designation, enabling Federal tax receipts to be held at the Bank within $12.0 million collateral limits and subject to periodic call by the Treasury. In addition, the Bank maintained unsecured lines of credit totaling $26.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At September 30, 2004 the Bank had aggregate remaining available borrowing sources totaling $148.5 million, given sufficient collateral.

Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, over 1/3 of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At September 30, 2004 the Bank had approximately $284.7 million in outstanding commitments to extend credit, compared to approximately $199.5 million at year-end 2003. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Borrowings

At September 30, 2004 the Bank had a total of approximately $29.7 million in long-term borrowings from FHLB with maturities ranging from 2005 to 2013, bearing a weighted-average interest rate of 3.31%. In addition, at September 30, 2004, the Bank had approximately $8.9 million in short-term TT&L borrowings. At December 31, 2003, the Bank had a total of $13.9 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 2.98%. See “Liquidity and Sources of Funds” section on page 18 for further discussion.

CAPITAL RESOURCES

The Company’s total stockholders’ equity at September 30, 2004 was $82.3 million, an increase of $20.5 million from December 31, 2003. The increase was the net result of issuance of stock related to CBGP acquisition plus earnings of $11.5 million for the nine months ended September 30, 2004, less cash dividends to shareholders of $3.2 million during the same period. In addition, at September 30, 2004 the Company had accumulated other comprehensive income of approximately $.7 million.

Regulatory “Adequately Capitalized” Designation:

As part of its oversight of banks and holding companies, the FDIC and FRB promulgate risk-based capital classifications for banks and holding companies. In October 2004 the Company became aware of a required adjustment to its 2004 capital ratios relating to undisbursed loan commitments. After the adjustment, the Company remained “well capitalized” as of March 31, 2004. However, the Company’s risk-based capital designation was adjusted from “well capitalized” to “adequately capitalized” as of June 30, 2004 and September 30, 2004. Management does not believe that the “adequately capitalized” designation will have a material adverse effect on the Company’s operations, growth prospects or profitability. At March 31, 2004, June 30, 2004 and September 30, 2004, the Company’s Tier 1 ratios were 8.90%, 8.29% and 8.16%, respectively. The regulatory minimum to be “adequately capitalized” and “well capitalized” for Tier 1 capital is 4% and 6%, respectively. At March 31, 2004, June 30, 2004 and September 30, 2004, the Company’s total risked-based capital ratios were 10.20%, 9.57% and 9.45%, respectively. The regulatory minimum to be “adequately capitalized” and “well capitalized” for total capital is 8% and 10%, respectively.

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

The Company filed a report on Form 8-K on October 12, 2004 in regards to release of the Company’s third quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date 11/3/04	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date 11/3/04	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer