Form 10-K
period 2004-12-31
CASCADE BANCORP
filed 2005-03-14
CIK 865911

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004 (the last business day of the most recent second quarter) was $297,168,176 (based on the closing price as quoted on the NASDAQ National Market on that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,825,928 shares of no par value Common Stock on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the issuer’s definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2005.

CASCADE BANCORP
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

Company

Cascade Bancorp (Bancorp) is an Oregon chartered Financial Holding Company formed in 1990 and headquartered in Bend, Oregon, with its principal subsidiary Bank of the Cascades (the Bank). Together these entities are referred to as (“the Company”). At December 31, 2004 the Company had total consolidated assets of approximately $1 billion, net loans of approximately $847 million and deposits of approximately $851 million.

Bank of the Cascades

The Bank was chartered as an Oregon State bank and opened for business in 1977, with headquarters in Bend, Oregon. The Bank is a community bank offering a full range of financial services to its business and consumer clients, including residential mortgage, trust and investments. With the sustained increase in population and economy of its Central Oregon market, the Company has enjoyed rapid growth in assets and profitability over the past decade. More recently the Company has diversified its geographic footprint by expanding into growth markets of Portland and Southern Oregon. By year-end 2004 loans and deposits in those markets had risen to 27% and 17%, respectively, of Company-wide totals. With each and every market expanding at a healthy pace in 2004, total assets reached $1 billion by year-end, up 36.8% for the year. At the end of 2004, the Bank had a total of 21 branches serving the communities in Central Oregon, Salem/Keizer, Southern Oregon and Portland, up from 15 branches at year-end 2003.

On January 1, 2004 the Company completed its acquisition of the $46 million (assets) Community Bank of Grants Pass, Oregon to complement its expansion into Southern Oregon. In addition, during 2004, the Company opened a total of five new offices between its Central and Southern Oregon markets. In Central Oregon, a branch opened in the Old Mill district, East Bend in the Forum shopping center and West Bend in the new Safeway. In Southern Oregon, branches were opened in South Grants Pass and Ashland. These actions have diversified the Bank’s markets and expanded its growth potential.

A significant portion of the Bank’s assets are in Deschutes County, where it is the market share leader in customer deposits holding 33% market share. The Bank is also the market leader in construction and commercial real estate lending, and has a large share of the local residential mortgage market. Over the past decade the population of Deschutes County has grown at a rate among the fastest of all counties in the United States. This rapid growth has been driven by in-migration of persons seeking a better quality of life. The Region is ranked in the “Six Best Vacation Destinations and Hometowns” by Time Magazine and as one of the “Five Best Places to Retire” and the “Fourth Best Place for Families to Recreate in the United States” by Money Magazine. With this growth has come increased business volume in real estate, service, healthcare, professional, and tourism/recreational industries.

With a personal-touch relationship banking strategy, the Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking and electronic bill payment. In addition, the Bank serves business customer deposit needs with electronic, e-commerce services, funds management services, collection and disbursement services.

Employees

The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be good. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Company had 320 full-time employees as of December 31, 2004, up from 283 at the prior year-end. This increase is primarily related to expanding into new markets in Southern Oregon and Portland, Oregon during the year. None of the employees of the Company are subject to a collective bargaining agreement.

Business Strategy

The Company targets strong growth markets and deploys a distinctive community banking strategy within such markets. A key component of the Company’s business strategy is to recruit and retain the best in-market bankers for competitive advantage. The business strategy is focused on personal-touch relationship banking, featuring premier customer service and competitive financial products. The Company is strategically committed to utilizing advanced technology for the convenience of customers, including “customer choice” access through branches, ATMs, Internet, and telephone.

The Company’s expansion into Southern Oregon is based upon a community banking strategy, similar to the Company’s strategy in its Central Oregon and Salem regions. The Medford branch was opened in mid-2003, after hiring a well-known banking executive from the area. The Company acquired the former Community Bank of Grants Pass on January 1, 2004, and during the year opened branches in south Grants Pass and Ashland, Oregon. The Company is targeting additional branch locations in Medford in 2005.

The Company’s Portland strategy is focused on attracting high value business and professional banking customers in the downtown core. Key to the deployment of this strategy was the hiring of an experienced Portland banking team from another financial institution in September, 2003.

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

Factors That May Affect Future Results

Competition

Commercial and consumer banking in Oregon is highly competitive. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial service providers. In addition to price competition for deposits and loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience, as well as competition in fees and service charges. In addition, improvements in technology, communications and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition for banking and financial services and thus affect future profitability.

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

Geographic Concentration

The Company generates substantially all of its loans and deposits from customers located within the Company’s Central Oregon, Salem, Southern Oregon and Portland service areas. As of December 31, 2004, approximately 59% of total loans and 72% of deposits are attributable to its Central Oregon banking business, while the remaining 41% and 28%, respectively, stem from the Salem, Southern Oregon and Portland markets. The Company is thus subject to and is directly affected by the trends and changes in the economic vitality of these regions. Because of the rapid population growth of Central Oregon over the past decade, and the tourism and service nature of the economy in its primary Central Oregon market, its loan concentration has historically been in real estate construction and commercial real estate loans.

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

The Sarbanes-Oxley Act of 2002

In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures. The SOX, among other things: sets standards for director independence, requires enhanced financial disclosures; certifications by chief executive officer and chief financial officer as to the accuracy of financial statements; completeness of disclosure and effectiveness of internal controls; greater independence of audit functions; and increased penalties for accounting and auditing improprieties at publicly traded companies. The SOX directs the Securities and Exchange Commission (“SEC”) and securities exchanges to adopt rules that implement these and other requirements. A number of rules have been adopted and continue to be proposed and implemented pursuant to the SOX. Beginning for the year 2004, under section 404 of the Act, the Company was required to document, assess, test and certify as to the effectiveness of its system of internal controls. In addition, its independent auditor was required to audit and attest to such controls, and these reports are included in this filing.

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

Financial holding companies may engage in any activity that: (1) is financial in nature or incidental to such financial activity; (2) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifies certain activities that are financial in nature. These activities include:

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

The Company is a designated “Financial Holding Company” but does not expect such designation to have a material effect on its financial condition or results of operations.

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

The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit: (1) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Interstate Banking Legislation

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Deposit Insurance

As a member institution of the FDIC, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), and the Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

The Deposit Insurance Funds Act of 1996 (“Funds Act”) eliminated the statutorily imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 cents per $100 of deposits per year. The Bank’s FDIC insurance expense for 2004 was approximately $210,000.

Regulatory Capital

The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 2004 the Company is considered “well capitalized” according to these regulatory capital guidelines. See footnote 19 to the Consolidated Financial Statements in this report.

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

Tier 1 capital for bank holding companies includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a FRB rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the FRB) and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: (1) the allowance for loan losses of up to 1.25% of risk-weighted assets; (2) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (3) hybrid capital instrument; (4) perpetual debt; (5) mandatory convertible securities, and; (6) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

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

At December 31, 2004, the Company’s leverage, Tier 1 capital and Total risked-based capital ratios were 10.11%, 10.11% and 11.40%, respectively.

The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. At December 31, 2004, the Company is considered “Well-capitalized”.

State Regulations Concerning Cash Dividends

The principal source of Bancorp’s cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend shall not be greater than its unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; (3) all accrued expenses, interest and taxes of the institution.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

Check 21

The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e. the time between the deposit of a check in a bank and the bank’s receipt of payment for that check. The Bank intends to utilize the Check 21 authority and currently possesses technology necessary to process and exchange check information electronically.

ITEM 2.	PROPERTIES

At December 31, 2004, the Company conducted banking services in 21 locations throughout Oregon. Twelve locations are in Central Oregon, four in Salem/Keizer, four in Southern Oregon and one in Portland. All offices are free standing buildings with the exception of three branches, two which operate in leased space in supermarkets in Bend and the third which operates on the 10th floor of the Pioneer Tower Building in Portland.

The main office and three other branch buildings are owned and are situated on leased land. The Bank owns the land and buildings at seven branch locations. The Bank leases the land and buildings at eleven branch locations. In addition, the Bank leases space for the Operations and Information Systems departments located in Bend. All leases include multiple renewal options.

The main office is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet (sq. ft.). The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. The current rent is $6,084 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Human Resources, Investments and Credit Services occupy approximately 8,400 square feet. A separate drive-up facility is also located on this site.

The Bank currently owns the Cascade Building in the Old Mill district of Bend, which contains approximately 21,800 sq. ft. of space of which the Bank occupies 2,000 sq. ft. The remaining space is partially leased by non-bank commercial businesses and the Bank is seeking tenants for the remainder. Partners in the construction of this building have an option to purchase the building from the Company at a cost-plus price through February of 2007.

In 2004, the Bank purchased the Boyd Building with 26,035 square feet in downtown Bend. This building is now occupied by Credit Services, SBA and the Mortgage Division. Including Bank use, the space is near full occupancy.

In the opinion of management, all of the Bank’s properties are adequately insured.

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

No matters were submitted to shareholders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cascade Bancorp common stock trades on The NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol CACB. The high and low sales prices and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The NASDAQ Stock Market for the periods indicated. Prices do not include retail mark-ups, mark-downs or commissions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
High	$18.78	$20.00	$19.65	$22.44
Low	$15.42	$15.48	$16.96	$18.53
2003
High	$12.33	$14.79	$15.08	$13.86
Low	$11.19	$11.60	$13.40	$14.32

The Company declared a 25% (5:4) stock split in March 2004. The Company announced a policy of declaring regular quarterly cash dividends in 1997. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Per Share	Per Share	Per Share	Per Share
2005	$ .08	N/A	N/A	N/A
2004	$ .06	$ .06	$ .07	$ .07
2003	$ .06	$ .06	$ .06	$ .06

At February 28, 2005, the Company had 20,000,000 shares of common stock authorized with 16,825,928 shares issued and outstanding, held by approximately 5,600 shareholders of record.

Information regarding securities authorized for issuance under the Company’s equity plans is located on page 58 (Note 17) of this annual report and is incorporated by reference.

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

Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the areas of Central Oregon, Salem, Southern Oregon and Portland. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof, other than as may be required by SEC regulations.

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

Reserve for Loan Losses:  Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. At least quarterly, the Company engages a qualified third-party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also Management’s Discussion and Analysis of Financial Condition and Results of Operation, and footnote 6 of the Financial Statements.

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes, which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

	Years ended December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data (at period end)
Investment securities	$47,069	$34,270	$28,571	$25,885	$24,293
Loans, gross	862,708	589,491	500,924	423,172	358,674
Total assets	1,004,809	734,712	578,359	488,753	423,293
Total deposits	851,397	651,154	501,962	425,258	358,198
Non-interest bearing deposits	340,652	245,378	209,524	162,676	128,249
Core Deposits (1)	824,814	635,177	483,505	391,443	333,150
Total shareholders’ equity (2)	86,432	61,756	51,188	41,680	34,981

	Years ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data
Interest income	$50,911	$40,835	$37,897	$38,298	$35,523
Interest expense	4,903	4,003	4,657	8,771	9,959
Net interest income	46,008	36,832	33,240	29,527	25,564
Loan loss provision	3,650	2,695	2,680	3,690	2,751
Net interest income after loan loss provision	42,358	34,137	30,560	25,837	22,813
Non-interest income	12,940	13,400	9,663	7,829	5,983
Non-interest expenses	29,577	24,854	21,023	19,313	16,794
Income before income taxes	25,721	22,683	19,200	14,353	12,002
Provision for income taxes	9,713	8,728	7,485	5,671	4,683
Net income	$16,008	$13,955	$11,715	$8,682	$7,319
Share Data (2)
Basic earnings per common share	$0.96	$0.89	$0.75	$0.56	$0.47
Diluted earnings per common share	$0.93	$0.86	$0.73	$0.55	$0.47
Book value per common share	$5.14	$3.69	$3.27	$2.68	$2.26
Tangible book value per common share	$4.73	$3.69	$3.27	$2.68	$2.26
Cash dividends declared per common share	$0.26	$0.26	$0.21	$0.17	$0.14
Ratio of dividends declared to net income	26.66%	28.86%	27.68%	30.48%	30.07%
Basic Average shares outstanding	16,669	15,730	15,593	15,504	15,473
Fully Diluted average shares outstanding	17,299	16,249	16,089	15,844	15,721
Key Ratios
Return on average total shareholders’ equity (book)	20.39%	25.07%	25.62%	22.92%	23.27%
Return on average total shareholders’ equity (tangible) (3)	22.40%	25.07%	25.62%	22.92%	23.27%
Return on average total assets	1.83%	2.13%	2.20%	1.88%	1.86%
Net interest spread	5.35%	5.62%	6.17%	5.88%	5.78%
Net interest margin	5.74%	6.03%	6.75%	7.02%	7.21%
Total revenue (net int inc + non int inc)	$58,948	$50,232	$42,903	$37,356	$31,331
Efficiency ratio (4)	50.18%	49.48%	49.00%	51.70%	52.91%
Asset Quality Ratios
Loan loss reserve	$12,412	$9,399	$7,669	$6,555	$5,020
Reserve to ending total loans	1.44%	1.59%	1.53%	1.55%	1.40%
Non-performing assets (5)	$483	$56	$1,505	$2,486	$684
Non-performing assets to total assets	0.05%	0.01%	0.26%	0.51%	0.16%
Delinquent >30 days to total loans	0.02%	0.04%	0.17%	0.43%	0.57%
Net Charge off’s	$991	$966	$1,566	$2,155	$1,256
Net loan charge-offs (annualized)	0.13%	0.18%	0.34%	0.55%	0.39%
Mortgage Activity
Mortgage Originations	$141,407	$304,691	$224,308	$164,436	$77,108
Total Servicing Portfolio (sold loans)	$502,390	$514,223	$453,536	$375,051	$285,548
Capitalized Mortgage Servicing Rights (MSR’s)	$4,663	$4,688	$4,071	$3,603	$3,019
Capital Ratios
Average shareholders’ equity to average assets	9.00%	8.51%	8.60%	8.20%	7.99%
Leverage ratio (6)	10.11%	8.55%	8.88%	8.58%	8.27%
Total risk-based capital ratio (6)	11.40%	11.21%	11.24%	10.92%	10.64%

Notes:

(1)	Core deposits include all demand, interest bearing demand, savings plus time deposits of amounts less than $100,000.

(2)	Adjusted to reflect a 20% (6:5) stock split declared in May 2001, a 50% (3:2) stock split declared in May 2002 and a 25% (5:4) stock split declared in March 2004.

(3)	Excludes goodwill, core deposit intangible and other identifiable intangible assets, related to acquisition of Community Bank of Grants Pass.

(4)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(5)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(6)	Computed in accordance with FRB and FDIC guidelines.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As outlined in guidance from the Securities and Exchange Commission, the objective of the following discussion is to help investors and other interested parties to see the Company through the eyes of management; to assist in providing context within which financial information can be better analyzed; and to provide information as to the quality and variability of the Company’s earnings and cash flows such that the investor can more easily ascertain the likelihood whether past performance is indicative of future performance.

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 included elsewhere in this report.

HIGHLIGHTS AND SUMMARY OF PERFORMANCE

Overview & Business Strategy

Management and directors of Cascade Bancorp have developed and implemented long-term goals and strategies with the objective of achieving sustainable double-digit EPS growth for its shareholders while progressively serving the banking and financial needs of its customers and communities. The Company’s business strategy includes: 1) operate in, and expand into growth markets; 2) recruit and retain the best relationship bankers in such markets; 3) consistently deliver the highest level of customer service, and; 4) apply state-of-the-art technology for the convenience of customers.

The Company’s original market is Central Oregon, whose population has grown in the 98% percentile of the nation due largely to in-migration of ‘quality-of-life’ seekers. The region has natural high-desert beauty, bountiful recreational and cultural choices, good weather, and premier healthcare. The Company and Bank have grown with the community during the last 25 years, to a point of holding a 33% share of this fast growing market. The combination of a fast growing economy and powerful market share contributed to sustained high performance over the past decade. In recent years, management has sought to augment this solid growth by prudently expanding into other attractive Oregon markets, now including Salem, Portland, and Southern Oregon. The latter two markets were entered in mid-2003, and during 2004 attained breakeven after less than one year of operation. At year-end 2004, loans and deposits in these new markets total 27% and 17% respectively of total Company balances. This growth has had the additional benefit of diversifying the Company’s concentration of assets into several Oregon markets. Investing in the start-up phase of the new markets slowed 2004 earnings growth from its historical levels, however, earnings momentum appears positive at year-end. According to Thompson Financial, analysts’ current consensus for 2005 earnings estimate for CACB is $1.10 per diluted share, an increase of 18% over 2004 actual earnings of $.93 per diluted share. The following table reflects the strong and sustained growth and returns the Company has achieved:

Compound Annual Growth	1 year	3 year	5 year
Earnings Per Share Growth	7.7%	18.0%	20.2%
Net Income Growth	14.7%	22.7%	20.8%
Loan Growth	46.3%	26.7%	27.4%
Deposit Growth	30.8%	25.4%	24.0%

Key Performance Indicators

The Company has established the following performance goals: 1) consistently exceed 12% growth in EPS; 2) consistently exceed 18% return on equity; 3) identify and prudently manage credit and business risk; 4) strive to profitably diversify revenue sources and markets, and; 5) continuously seek technological advantage in its activities. In order to achieve these goals, the Company has established key measures that specify annual and multi-year growth targets for loans and deposits, set benchmarks for credit quality, and target the net interest margin. In addition, non-financial measurements are set with respect to sales and customer relationship and retention goals to assist management in directing and monitoring results. As indicated by its financial success, the Company has generally achieved its goals by meeting or exceeding key performance benchmarks.

Highlights — 2004 Financial Performance

For The Fourth Quarter 2004

•	Record Net Income at $4.6 million, up 29.6% vs. year ago quarter

•	Earnings Per Share (diluted) at $.26, up 21.9% vs. year ago quarter

•	Net Interest Margin 5.69%, vs. 5.76% prior quarter and 5.73% year ago quarter

For The Full Year 2004

•	Record Net Income up 14.7% to $16.0 million

•	Earnings Per Share (diluted) up 7.7% to $.93

•	Loans and Deposits up 46.4% and 30.8.%, respectively, for the year

•	Return on Equity 20.4% for the year; above 20% ten years running

The Company continued its strong and sustained loan and deposit growth during 2004, leading to a 46.4% increase in loans while deposits grew 30.8%, driving year-end total assets over $1 billion for the first time. Rapid loan and deposit increases stemmed from strong growth in new markets (Portland and Southern Oregon) augmented by double-digit expansion in the combined Central Oregon and Salem markets. Aggregate loan totals in the Company’s new markets stood at $234.8 million at December 31, 2004 driven by an average organic loan growth of over $40 million each quarter of 2004 (excludes $36 million in loans from the acquisition of Community Bank Grants Pass). Combined deposits were $147.8 million at year-end, enabling new markets to locally fund over 60% of their loan growth. Loans in new markets have grown to 27.3% of total Company loans and 17.4% of deposits in just 18 months of operation.

For the year, 2004 net income was up 14.7% to $16.0 million. This year-over-year increase in net income was accomplished despite the initial earnings drag of expenditures in new markets in early 2004. Earnings per share (diluted) for 2004 were $.93, up 7.7% from 2003. Return on equity was 20.4% for the full year and return on assets continued well above peer banks at 1.83% for the full year 2004.

Loan growth and credit quality

During the year ended December 31, 2004, total loans outstanding increased 46.4% to $859.6 million. Portland and Southern Oregon markets contributed about two-thirds of total Company loan growth during the fourth quarter, while loans in the Company’s Central Oregon market increased 16.7% (annualized) for the quarter.

Underlying loan credit quality remained sound, with delinquent loans greater than 30 days past due at just .02% of total loans, while net loan charge-offs for the quarter were $.4 million, or .19% (annualized) of total loans. The reserve for loan losses (which included reserves for unfunded loan commitments of approximately $2.1 million at December 31, 2004, in accordance with industry peer group practice) increased 32.1% in 2004 to $12.4 million and stood at a prudent 1.44% of total loans outstanding at year-end. The reserve was at 1.49% of loans for the third quarter and 1.60% a year ago. This ratio has trended modestly lower in tandem with improving regional macro-economic fundamentals and enhanced geographic diversification, which reduced required reserves for commercial real estate related loans. Based upon management’s analytical and evaluative assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Deposit growth

At December 31, 2004, deposits were $851.4 million, up 30.8% or $200.2 million from a year ago. The Company continues to be successful in attracting and retaining non-interest commercial checking accounts with its quality service and sophisticated deposit and treasury management products. This has led to a year-over-year increase of 38.8% in non-interest checking balances, which now represent approximately 40% of total deposits. Management believes it is likely that 2004’s robust 30.8% growth rate in deposits will slow somewhat in 2005 as a stronger economy and higher market interest rates lure monies from the safe-haven of banks into stock or other investment vehicles.

With the lower overall interest rate environment during most of 2004, the Company continued its ongoing success in attracting non-interest bearing deposits, which averaged 38.9% of total deposits in 2004, while the Company’s average overall cost of funds fell to .63% in 2004 compared to .68% in 2003. Non-interest bearing accounts are viewed as core relationship deposits.

Non-interest income and expense

Non-interest income decreased 3.4% to $12.9 million compared to 2003, as higher bank service fee income was offset by declining net mortgage revenues. 2004 service fee income was at $6.7 million, up 11.8% year over year, primarily as a result of growing customer transaction volumes and utilization of overdraft protection products. Mortgage revenue appears to have stabilized after the refinance boom of 2003. Fourth quarter net mortgage revenue was $.5 million, comparable to the prior quarter, and now represents 18.2% of non-interest income, down from nearly 30.9% for the same period in 2003. The Company originated $31.1 million in residential mortgages during the fourth quarter, comparable to the $33.3 million in the immediately preceding quarter. For the full year 2004, mortgage originations declined to $141.4 million from a record $304.7 million in 2003 as interest rates rose from their historical lows and noticeably slowing mortgage refinance volumes.

Non-interest expense for the year increased 19.0% compared to 2003. Expenses increased primarily for human resources, including staffing increases to meet growing business volumes and support for new markets, along with incentive-based bonuses that are directly tied to the increasing profitability of the Company. Expenses incurred in new market areas accounted for about two-thirds of the year over year increase in non-interest expenses. It is anticipated that non-interest expense growth in 2005 will be above 10% due to the full year effect of the Company’s new market expansion in 2004 coupled with further investment in operations infra-structure, new branches, and recruitment of additional banking professionals.

RESULTS OF OPERATIONS — Years ended December 31, 2004, 2003, and 2002

Net Interest Income/Net Interest Margin

Net interest income (gross interest income net of funding costs) was $46.0 million in 2004 compared to $36.8 and $33.2 million in 2003 and 2002, respectively. In percentage terms, net interest income was up 24.9% and 10.8% in 2004 and 2003, respectively. Four factors were broadly affecting net interest income over the report horizon. First, the Company was able to sustain strong double-digit growth in both loans and deposits, which increased net interest income. Second, the generational low interest rate climate compressed average yields on earning assets, tending to lower interest income. Third, the cost of funds also declined due to the ongoing low interest-rate climate, tending to offset a portion of the impact of lower yields on assets. Fourth, over the past few months the Federal Reserve has begun to gradually increase interest rates, leading to a modest uptick in loan yields and cost of funds since mid-2004. The following provides insight into these component factors.

2004 interest income increased a strong 24.7% over the prior year primarily as a result of a 46.4% growth in outstanding loans. Average yields on earning assets fell to 6.35% in 2004 compared to 6.68% in 2003, however, with the prime rate increasing from a cycle low of 4% in mid-2004 to 5.25% by year-end, fourth quarter 2004 yields increased modestly after 16 quarters of decline. In 2003 interest income advanced 7.7% as growth in earning assets offset the ongoing effects of low market interest rates. Earning asset yields were 6.68% in 2003 compared to 7.69% in 2002.

While deposit volumes grew at 30.8% and 29.7% in 2004 and 2003, respectively, interest expense increased 22.5% in 2004 after a 14.0% decline in 2003. In the latter half of 2004, market rates began increasing and rates paid on interest bearing liabilities was trending up at year-end. Having been at the trough in market interest rates, the cost of interest bearing deposits and borrowings in 2004 averaged 1.00%, comparable to 1.06% in 2003 and 1.52% in 2002.

Compared to peer banks, the Company has historically maintained a relatively low cost of funds. An important factor in achieving and sustaining this advantage has been the Company’s high percentage of non-interest bearing deposits. Such deposits averaged about 38.9% and 37.5% of total deposits in 2004 and 2003, respectively, and are a reflection of the Company’s relationship and business banking strategy, high customer service standards, and 33% deposit market share in Central Oregon. Because of this relatively high proportion of non-interest bearing deposits, the overall cost of funds was .63% in 2004 compared to .68% in 2003, and ..97% for 2002. With broadly increasing competition for deposits as well as competitive new markets where the Company does not enjoy a large market share, the proportion of non-interest bearing deposits may ease over time.

The above combination of factors caused the Company’s net interest margin (NIM) to fall to 5.74% in 2004 from 6.03% in 2003 and 6.75% in 2002. The Company’s NIM has been in the high 90th percentile of all banks for a decade, and continues to be well above peer levels. The ongoing low interest rate climate has caused a gradual decline in loan yields that compress against an already low cost of funds. Management forecasts that the net interest margin will likely remain between 5.60% and 5.80% over the next 12 to 18 months assuming interest rates follow the financial markets expected gradual path to modestly higher rates.

The Company has a very stable NIM profile according to its interest rate risk model. The model predicts that the Company’s earnings would be slightly enhanced in the event of higher than expected market interest rates, a result of its strong core deposit base (led by its 33% deposit market share in Central Oregon) and its growing portfolio of floating rate loans. Floating rate loans have risen from 32% to 43% of total loans during the past three years. Over that horizon, fixed rate loans have declined from 31% to 15%, while periodically adjustable loans (typically 3 to 5 year re-pricing) have increased from 37% to 42%. In the unlikely event of a dramatic decline in interest rates (Fed Funds falling below 1%), the model predicts earnings growth would be satisfactory, but moderately below expected levels because falling loan yields would compress against an already low cost of funds. The margin can also be affected by external factors including aggressive price offerings on loans or deposits by competitors. Please see cautionary “Forward Looking Statements” as well as further information on interest rate risk located in this report.

Average Balances and Average Rates Earned and Paid

The following table sets forth for 2004, 2003, and 2002 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Year ended December 31, 2004			Year ended December 31, 2003			Year ended December 31, 2002
	Average Balance	Interest Income/ Expense	Average Yield or Rate	Average Balance	Interest Income/ Expense	Average Yield or Rate	Average Balance	Interest Income/ Expense	Average Yield or Rate
Assets
Taxable securities	$34,503	$1,093	3.17%	$27,094	$1,019	3.76%	$26,236	$1,031	3.93%
Non-taxable securities (1)	3,606	92	2.55%	2,369	66	2.79%	854	37	4.33%
Interest bearing balances from Federal Home Loan Bank	14,555	194	1.33%	23,098	214	0.93%	15	—	—
Federal funds sold	8,710	111	1.27%	11,775	116	0.99%	5,412	85	1.57%
Federal Home Loan Bank stock	2,390	63	2.64%	2,240	121	5.40%	2,093	121	5.78%
Loans (2)(3)	737,421	49,358	6.69%	544,440	39,299	7.22%	457,906	36,623	8.00%
Total earning assets	801,185	50,911	6.35%	611,016	40,835	6.68%	492,516	37,897	7.69%
Reserve for loan losses	(10,943)			(8,415)			(7,275)
Cash and due from banks	47,620			23,062			21,631
Premises and equipment, net	18,659			11,540			9,453
Other Assets	15,929			16,979			15,499
Total assets	$872,450			$654,182			$531,824
Liabilities & Stockholders’ Equity
Int. bearing demand deposits	$376,424	3,241	0.86%	$281,438	2,449	0.87%	$195,526	2,278	1.17%
Savings deposits	33,928	117	0.34%	26,888	109	0.41%	21,421	146	0.68%
Time deposits	53,001	806	1.52%	47,973	898	1.87%	62,287	1,666	2.67%
Other borrowings	25,686	739	2.88%	20,424	547	2.68%	26,606	567	2.13%
Total interest bearing liabilities	489,039	4,903	1.00%	376,723	4,003	1.06%	305,742	4,657	1.52%
Demand deposits	295,108			213,639			173,105
Other liabilities	9,790			8,164			7,250
Total liabilities	793,937			598,526			486,097
Stockholders’ equity	78,513			55,656			45,727
Total liabilities & equity	$872,450			$654,182			$531,824

Net interest income		$46,008			$36,832			$33,240
Net interest spread			5.35%			5.62%			6.17%
Net interest income to earning assets			5.74%			6.03%			6.75%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Loan related fees included in the above yield calculations: $2,190,000 in 2004, $1,885,000 in 2003, and $1,493,000 in 2002.
(3)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

For most financial institutions, including the Company, the primary component of earnings is net interest income. Net interest income is the difference between interest income earned, principally from loans and investment securities portfolio, and interest paid, principally on customer deposits and borrowings. Changes in net interest income results from changes in volume, spread and margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Year ended December 31,
	2004 over 2003			2003 over 2002
		Amount of Change Attributed to			Amount of Change Attributed to
	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	10,059	$13,930	$(3,871)	$2,676	$6,921	$(4,245)
Taxable securities	74	279	(205)	(12)	40	(52)
Non-taxable securities	26	34	(8)	29	66	(37)
Interest bearing balances due from FHLB	(20)	(79)	59	214	214	—
Federal Home Loan Bank stock	(58)	8	(66)	31	100	(69)
Federal funds sold	(5)	(30)	25	31	100	(69)
Total interest income	10,076	14,142	(4,066)	2,938	7,341	(4,403)
Interest expense:
Interest on deposits:
Interest bearing demand	792	827	(35)	171	1,003	(832)
Savings	8	29	(21)	(37)	37	(74)
Time	(92)	94	(186)	(768)	(383)	(385)
Other borrowings	192	141	51	(20)	(132)	112
Total interest expense	900	1,090	(190)	(654)	525	(1,179)
Net interest income	9,176	$13,052	$(3,876)	$3,592	$6,816	$(3,224)

Non-interest Income

Total non-interest income was down 3.4% at $12.9 million from 2003, following a 38.5% increase in 2003. Higher bank service fee income in 2004 was offset by declining net mortgage revenues. 2004 service fee income was at $6.7 million, up 11.8% year over year, primarily as a result of growing customer transaction volumes and utilization of overdraft protection products. Mortgage revenue appears to have stabilized after the refinance boom of 2003.

Home Mortgage Originations and Mortgage Related Revenue

The Company’s 2004 mortgage originations declined to $141.4 million from a record $304.7 million in 2003 and $224 million in 2002, as interest rates rose from their historical lows. Net mortgage revenues decreased to $2.4 million in 2004, down 57.4% from $4.1 million in the prior year.

The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Financial markets indicate a trend toward modestly higher interest rates in 2005, and the Mortgage Bankers Association has predicted a slowdown in mortgage activity.

The Company mainly sells the residential mortgage loans it originates to Fannie Mae, a U.S. Government sponsored enterprise. The Company services such loans for Fannie Mae and is paid approximately ..25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $502.4 million at December 31, 2004 and $514.2 million at December 31, 2003, upon which were recorded related Mortgage Servicing Rights (MSRs) of approximately $4.7 million for each of these years.

The Company capitalizes the estimated market value of MSRs into income upon the sale of each originated mortgage loan. The Company amortizes MSRs in proportion to the servicing income it receives from Fannie Mae over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSRs balance that is specifically associated with a serviced loan that is refinanced or paid-off.

As a result of its fair value analysis, in 2004 the Company recaptured previously recorded MSR valuation allowances totaling approximately $.3 million, reducing this allowance to zero. The carrying value of the MSRs at December 31, 2004 was 0.93% of serviced loans compared to 0.91% a year ago.

Non-interest Expenses

Total non-interest expenses for 2004 were $29.6 million, an increase of 19.0% compared to 2003, consistent with an increase of 18.2% in 2003. Expenses relating to new markets start-up costs were $4.5 million for 2004, which accounts for about two-thirds of the increase for the full year. 2004 expense increases occurred for human resources, including staffing increases to meet growing business volumes and support for new markets, along with incentive-based bonuses that are directly tied to the increasing profitability of the Company. During the periods presented, business growth drove higher expenses for new branch locations, equipment, communication and information systems, marketing, postage, donations, legal and professional services. Despite increased expenses related to new markets, the Company’s efficiency ratio remained stable at about 50.2%, notably better than peer banks for the report periods, as higher costs were leveraged against increased revenues generated from the strong growth. It is anticipated that non-interest expense growth in 2005 will be above 10% due to the full year effect of the Company’s new market expansion in 2004 coupled with further investment in operations infra-structure, new branches, and recruitment of additional banking professionals.

Income Taxes

The provision for income taxes increased during the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

Total assets increased 36.8% to $1.005 billion at December 31, 2004 compared to $734.7 million at December 31, 2003. The increase in total assets was driven by continued growth in loans, which grew $272.4 million or 46.4% to $859.6 million at year-end 2004, following a 17.7% increase in 2003. Growth in total assets was primarily funded by a $200.2 million or 30.8% increase in deposits.

The Company had no significant derivative financial instruments as of December 31, 2004 and 2003.

The following sections provide detailed analysis of the Company’s financial condition, describing its loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as investment portfolio, deposits, and capital position.

Loan Portfolio Composition

Net loans represent 84% of total assets as of December 31, 2004. The Company makes substantially all of its loans to customers located within the Company’s service areas. The Company has historically had a loan concentration in real estate construction and commercial real estate lending. This is due to the rapid growth in population and the nature of the tourism and service industry found in the Company’s primary Central Oregon market. In the past several years the Company has increased the commercial loan portion of the portfolio for diversification, growth and interest rate risk management purposes. It is expected that the proportion of commercial loans will continue to expand by virtue of the new markets in Southern Oregon and Portland. However, real estate lending will continue to be a major concentration within the loan portfolio. The Company has no significant agricultural loans.

The following table presents the composition of the Company’s loan portfolio, at the dates indicated (dollars in thousands):

	December 31,
	2004	2003	2002	2001	2000
Commercial	$253,041	$142,766	$106,751	$74,498	$56,707
Real Estate:
Construction/lot	179,932	123,892	105,584	97,430	72,241
Mortgage	52,737	46,140	43,004	44,054	43,387
Commercial	339,788	244,203	208,540	165,206	144,337
Consumer	37,209	32,490	37,045	41,984	42,002
	862,708	589,491	500,924	423,172	358,674
Less:
Reserve for loan losses	12,412	9,399	7,669	6,555	5,020
Deferred loan fees	3,149	2,290	1,752	1,467	1,116
	15,561	11,689	9,421	8,022	6,136
	$847,147	$577,801	$491,503	$415,150	$352,538

At December 31, 2004, the contractual maturities of all loans by category were as follows (dollars in thousands):

Loan Category	Due within one year	Due after one, but within five years	Due after five years	Total
Commercial	$102,567	$118,511	$31,963	$253,041
Real Estate:
Construction/lot	85,700	94,232	—	179,932
Mortgage	8,488	9,648	34,601	52,737
Commercial	15,125	58,722	265,941	339,788
Consumer	6,665	16,125	14,419	37,209
	$197,547	$281,036	$384,125	$862,708

Variable and adjustable rate loans contractually due after one year totaled $553.8 million at December 31, 2004 and loans with predetermined or fixed rates due after one year totaled $111.3 at December 31, 2004.

Real Estate Loan Concentration

Due to the rapid growth in population and the nature of the tourism and service industry found in the Company’s primary Central Oregon market, (and to an important but lesser degree other banking markets), real estate is frequently a material component of collateral for the Company’s loans. Risks associated with real estate loans include fluctuating land values, national, regional and local economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area.

Commercial Real Estate (CRE) loans represent the largest category within the loan portfolio at approximately 39% of total loans outstanding as of December 31, 2004. Approximately 54% of such loans are made to owner-occupied users of the commercial property, while 46% of CRE loans are to obligors who do not directly occupy the property. 2004 continued to be a strong year in commercial real estate lending due to low interest rates, continued economic growth in Central Oregon and an apparent investor preference for real estate assets as compared to financial assets. These factors also affect the trend toward increased non-owner occupied CRE loans as a proportion of total commercial real estate. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral provides an additional measure of security for loans. Management believes lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. The following table shows the breakdown of the two categories (dollars in thousands):

	2004	% of total CRE	2003	% of total CRE	2002	% of total CRE
Commercial Real Estate:
Owner occupied	$185,688	55%	$136,389	56%	$128,699	62%
Non-owner occupied	154,100	45%	107,814	44%	79,841	38%
	$339,788	100%	$244,203	100%	$208,540	100%

Real estate construction loans represent 21% of total loans and include residential/commercial development loans as well as lot loans. The steady growth in construction/lot lending reflects the continued economic growth and in-migration into Central Oregon. This portfolio is diversified into three categories and are listed in the table below (dollars in thousands):

	2004	% of total Const.	2003	% of total Const.	2002	% of total Const.
Real Estate Construction/lot loans:
Residential construction — to homeowner	$48,247	27%	$56,881	46%	$48,401	46%
Commercial construction	75,065	42%	26,631	21%	24,374	23%
Residential speculative construction — developer/builder	56,620	31%	40,380	33%	32,809	31%
	$179,932	100%	$123,892	100%	$105,584	100%

Residential construction loans are generally made to customers who own the property and whose credit profile supports permanent mortgage (take-out) financing at the end of the construction phase. The Company maintains a list of approved local contractors, and the experience and background of contractors may factor into its lending decisions.

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

Loan Loss Provision

The Bank’s ratio of reserve for loan losses to total loans was 1.44% at December 31, 2004, down from 1.59% at December 31, 2003, and 1.53% at December 31, 2002. The loan loss provision for 2004 was $3.7 million, up from $2.7 million in 2003 and 2002. Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve. This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets. At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Allocation of Reserve for Loan Losses

The following table allocates the reserve for loan losses among major loan types. The Company utilizes a systematic methodology to estimate and evaluate the inherent risk within the loan portfolio in order to allocate the reserve. The Company’s methodology segments the loan portfolio into homogenous loan pools. Appropriate pool reserve rates are established based on historical loss rates. Economic and concentration adjustments are also applied to selected pools to reflect current economic conditions and concentration risk. The consumer reserve allocation is based mainly upon credit scoring methodology. Specific impairment evaluations are conducted on loans in accordance with SFAS No. 114 as amended by SFAS No. 118. The unallocated portion of the reserve is based upon factors not measured in the allocated or specific reserves, and/or relate to the margin of imprecision inherent in the estimation of such reserves. Factors include uncertainties in economic or environmental conditions, uncertainty in identifying triggering events that directly correlate to subsequent loss rates and risk factors that have not yet been manifested in historical loss experience. Examples of such factors could include originating loans in new or unfamiliar markets, initiating new loan programs or products, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict future credit losses by loan type or in aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

The following table sets forth the allocation of the reserve for loan losses (dollars in thousands):

	2004			2003
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$3,740	1.48%	29.33%	$1,977	1.38%	24.22%
Real Estate:
Construction/lot	1,643	0.91%	20.86%	1,183	0.95%	21.02%
Mortgage	572	1.08%	6.11%	581	1.26%	7.83%
Commercial	2,268	0.67%	39.39%	2,133	0.87%	41.43%
Consumer	1,518	4.08%	4.31%	1,144	3.52%	5.51%
Committed/unfunded (1)	2,077	—	—	1,372	—	—
Unallocated	603	—	—	1,009	—	—
Total reserve for loan losses	$12,421	1.44%	100.00%	$9,399	1.59%	100.00%

	2002			2001
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$1,198	1.12%	21.31%	$978	1.31%	17.60%
Real Estate:
Construction/lot	1,154	1.09%	21.08%	766	0.79%	23.02%
Mortgage	250	0.58%	8.58%	532	1.21%	10.41%
Commercial	1,653	0.79%	41.63%	1,238	0.75%	39.04%
Consumer	2,198	5.93%	7.40%	2,129	5.07%	9.92%
Committed/unfunded (1)	639	—	—	589	—	—
Unallocated	577	—	—	323	—	—
Total reserve for loan losses	$7,669	1.53%	100.00%	$6,555	1.55%	100.00%

	2000
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$777	1.37%	15.81%
Real Estate:
Construction/lot	837	1.16%	20.14%
Mortgage	261	0.60%	12.10%
Commercial	833	0.58%	40.24%
Consumer	1,493	3.55%	11.71%
Committed/unfunded (1)	370	—	—
Unallocated	449	—	—
Total reserve for loan losses	$5,020	1.40%	100.00%

(1)	The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group. At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

	Year ended December 31,
	2004	2003	2002	2001	2000
Loans outstanding at end of period	$862,708	$589,491	$500,924	$423,172	$358,674
Average loans outstanding during the period	$737,421	$544,440	$457,906	$394,432	$322,153
Reserve balance, beginning of period	$9,399	$7,669	$6,555	$5,020	$3,525

Recoveries:
Commercial	202	173	33	91	12
Real Estate:
Construction	—	—	—	—	1
Mortgage	9	18	41	30	—
Commercial	—	138	145	—	—
Consumer	217	179	285	212	201
	428	508	504	333	214
Loans charged off:
Commercial	(363)	(371)	(215)	(518)	(158)
Real Estate:
Construction	(151)	—	—	—	—
Mortgage	—	(106)	(253)	(72)	(15)
Commercial	(17)	—	(166)	(145)	—
Consumer	(887)	(996)	(1,436)	(1,753)	(1,297)
	(1,420)	(1,473)	(2,070)	(2,488)	(1,470)
Net loans charged-off	(992)	(965)	(1,566)	(2,155)	(1,256)
Provision charged to operations	3,650	2,695	2,680	3,690	2,751
Reserves acquired from CBGP	354	—	—	—	—
Reserve balance, end of period	$12,412	$9,399	$7,669	$6,555	$5,020
Ratio of net loans charged-off to average loans outstanding	.13%	.18%	.34%	.55%	.39%
Ratio of reserve for loan losses to loans at end of period	1.44%	1.59%	1.53%	1.55%	1.40%

The following table presents information with respect to non-performing assets (dollars in thousands):

	December 31,
	2004	2003	2002	2001	2000
Loans on non-accrual status	$483	$56	$971	$2,430	$621
Loans past due 90 days or more but not on non-accrual status	—	—	203	56	63
Other real estate owned	—	—	331	—	—
Total non-performing assets	$483	$56	$1,505	$2,486	$684
Percentage of non-performing assets to total assets	.05%	.01%	.26%	.51%	.16%

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the years of 2004, 2003 and 2002 was insignificant.

At December 31, 2004, except as discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

Investment Portfolio

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2004, 2003, and 2002 (dollars in thousands).

	December 31,
	2004	2003	2002
U.S. Agency mortgage-backed securities	$29,525	$25,193	$19,459
U.S. Government and agency securities	10,584	3,135	6,216
Obligations of state and political subdivisions	4,686	3,458	790
Total debt securities	44,795	31,786	26,465
Mutual fund	369	352	346
Equity securities	1,905	2,133	1,760
Total investment securities	$47,069	$34,271	$28,571

Mortgage-backed securities (MBS) are mainly adjustable rate (ARM) MBS. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2004 (dollars in thousands):

Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency mortgage-backed securities
Due after 1 but within 5 years	$1,940	3.59%
Due after 10 years	27,585	4.07%
Total U.S. Agency mortgage-backed securities	29,525	4.04%
U.S. Government and Agency Securities
Due after 1 but within 5 years	10,584	3.72%
Total U.S. Government and Agency Securities	10,584	3.72%
State and Political Subdivisions (1)
Due after 1 but within 5 years	3,593	3.71%
Due after 5 but within 10 years	1,093	6.25%
Total State and Political Subdivisions	4,686	4.30%
Total debt securities	44,795	3.99%
Mutual fund	369	4.44%
Equity securities	1,905	1.63%
Total Securities	$47,069	3.99%

(1)	Yields on tax-exempt securities have not been stated on a tax equivalent basis.

Bank-Owned Life Insurance

The Bank has purchased BOLI to protect itself against the loss of key employees and certain directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2004, 2003 and 2002, the Bank purchased $4.9 million, $.3, and $.2 million of BOLI, respectively. The cash surrender value of these life insurance policies was $14.1 million and $8.6 million at December 31, 2004 and 2003, respectively. The Bank recorded income from the BOLI policies of $.7 million in 2004, $.4 million in 2003 and 2002.

Deposit Liabilities and Time Deposit Maturities

Total deposits at year-end 2004 were $851.4 million, an increase of $200.2 million or 30.7% compared to year-end 2003. Deposits averaged $758.5 million for the full year 2004, up 33.1% or $188.5 million from the prior year average. This growth has been achieved by expanding market share in existing markets augmented by incremental deposit growth in new markets. In addition, deposit flows across the banking industry may have benefited from customer indifference due to low the interest rate climate and concerns arising from volatility of the stock market. These behaviors and bias could change and reduce deposit growth into the future.

A key competitive advantage in growing deposits has been the Company’s ability to expand and retain relationships with its loyal customers. This advantage is evidenced in part by the Company’s relatively high proportion of non-interest bearing (checking account) deposits, which reached approximately 40.0% of total deposits at year end, and averaged 39.0% for the year. In 2004, non-interest-bearing demand was up $95.5 million or 38.9% and interest bearing demand (including money market deposits) up $92.8 million or 28.7%. A portion of this rapid deposit growth is attributable to the deposit activity of several large customers.

Time deposits increased slightly in 2004 after a decline of $10.2 million in 2003. Generally, the Company does not attempt to attract high cost time deposits, as they are not believed to contribute to its relationship banking strategy.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

	Years ended December 31,
	2004 Average		2003 Average		2002 Average
Deposit Liabilities	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$295,108	N/A	$213,639	N/A	$173,105	N/A
Interest-bearing demand	376,424	0.86%	281,438	0.87%	195,526	1.17%
Savings	33,928	0.34%	26,888	0.41%	21,421	0.68%
Time	53,001	1.52%	47,973	1.87%	62,287	2.67%
Total Deposits	$758,461		$569,938		$452,339

As of December 31, 2004 the Company’s time deposit liabilities had the following times remaining to maturity (dollars in thousands):

	Time deposits of $100,000 or more (1)		All other Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent
3 months or less	$5,815	21.87%	$8,403	26.35%
Over 3 months through 6 months	4,340	16.33	7,271	22.80
Over 6 months through 12 months	8,506	32.00	7,750	24.30
Over 12 months	7,922	29.80	8,466	26.55
Total	$26,583	100.00%	$31,890	100.00%

(1)	Time deposits of $100,000 or more represent 3.12% of total deposits as of December 31, 2004.

(2)	All other time deposits represent 3.75% of total deposits as of December 31, 2004.

LIQUIDITY AND SOURCES OF FUNDS

The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. The Bank has no brokered deposits at this time. The Bank’s present funding mix is diverse, with approximately 68% of its checking account balances arising from business and public accounts and 32% from consumers. The composition of money market and interest-bearing demand accounts was 42% business and 58% consumer. During the periods presented, deposit growth has generally been sufficient to fund increases in loans. Management invests excess funds in short-term and overnight money market instruments.

A further source of funds and liquidity is the Company’s capability to borrow from reliable counterparties. The Bank utilizes its investment securities, certain loans, FHLB Stock and certain deposits to provide collateral to support its borrowing needs.

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

The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At December 31, 2004, the FHLB had extended the Bank a secured line of credit of $150.4 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $24.8 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $26.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At December 31, 2004 the Bank had aggregate remaining available borrowing sources totaling $164.7 million, given sufficient collateral.

Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, approximately 1/3 of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2004 the Bank had approximately $324.8 million in outstanding commitments to extend credit, compared to approximately $199.5 million at year-end 2003. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

In December 2004, the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS). The TPS are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035. The TPS pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%. The Trust used the proceeds received from the issuance of the TPS to purchase $20 million of junior subordinated debentures (the Debentures) of the Company. The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The TPS may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS. Upon establishment of the Trust, the Company also purchased a 3% minority interest in the Trust totaling $619,000, which is included in other assets in Bancorp’s condensed balance sheet at December 31, 2004. Management believes that as of December 31, 2004, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

During 2004 the Company’s increased its long-term borrowings with FHLB to $29.7 million at year-end. These borrowings have a weighted average term to maturity of 3.4 years and bearing a weighted average interest rate of 3.31%. The Company had short-term borrowings with FRB at December 31, 2004, of $6.9 million.

CAPITAL RESOURCES

The Company’s total stockholders’ equity at December 31, 2004 was $86.4 million, an increase of $24.7 million from December 31, 2003. 2004 equity was increased primarily by the net result of issuance of $11.7 million in common stock related to the CBGP acquisition plus earnings of $16.0 million for the year, less cash dividends paid to shareholders of $4.4 million. At year-end 2004, net unrealized gains on investment securities available-for-sale was $.8 million, relatively unchanged from year-end 2003.

CONTRACTUAL OBLIGATIONS

As of December 31, 2004, the Company has entered into the following contractual obligations listed below (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits of $100,000 and over	$26,583	$18,661	$5,110	$2,812	$—
Federal Home Loan Bank advances	29,700	4,000	7,000	17,000	1,700
Junior subordinated debentures	20,000	—	—	—	20,000
Operating leases	9,991	1,210	2,058	1,647	5,076
Total contractual obligations	$86,274	$23,871	$14,168	$21,459	$26,776

OFF-BALANCE SHEET ARRANGEMENTS

A schedule of significant off-balance sheet commitments at December 31, 2004 is included in the following table (dollars in thousands):

Commitments to extend credit	$296,914
Commitments under credit card lines of credit	18,893
Standby letters of credit	9,010

See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

INFLATION

The general rate of inflation over the past two years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company’s financial position and earnings to be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset and Liability Management

The goal of the Company’s Asset and Liability Management Policy is to maximize long-term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company’s methodology for analyzing interest rate risk includes simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to mitigate its risk profile. In addition, the Company may acquire investment securities, term borrowing structures, interest rate swaps or other hedging instruments with re-pricing characteristics that tend to moderate interest rate risk. However, there are no structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and uncertainties described above, there can be no assurance of the effectiveness of management programs to achieve its risk management objectives. The January 1, 2004 acquisition of the Community Bank of Grants Pass did not have a material effect on the interest rate risk profile of the Company.

To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios include a “Stable” or unchanged scenario and an “Estimated” or most likely scenario given current and forecast economic conditions. At this time, the “Estimated” scenario approximates market expectations as to the pace and magnitude of fed funds rate increases as implied by the euro-dollar yield curve. In addition, scenarios titled “Rising Rates” and “Declining Rates” are established to stress-test the impact of more dramatic rate movements that are perceived as less likely, but may still possibly occur. Next, net interest income and earnings are simulated in each scenario. Note that earnings projections include the effect of estimated loan and deposit growth that management deems reasonable, however, such volume projections are not varied by rate scenario. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates used in the model for “Estimated” (most likely), “Rising” and “Declining” interest rate scenarios. These market rates shown are reached gradually over the 2-year simulation horizon.

	Actual Market Rates at December 2004	Estimated Rates at December 2006	Declining Rates at December 2006	Rising Rates at December 2006
Federal Funds Rate	2.25%	4.00%	0.25%	8.25%
Prime Rate	5.25%	7.00%	3.25%	10.75%
Treasury Yield Curve Spread 10-year to 3 month	2.05% Unchanged Over Horizon Period	2.05% increasing to 2.25%	2.05% flattening to 2.00%	2.05% flattening to .50%

The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Stable” or unchanged rate scenario calculated as of December 2004. The effect on earnings assumes no changes in non-interest income or expense between scenarios.

Stable Rate Scenario compared to:	First Twelve Month Average % Change in Pro-forma Earnings	Second Twelve Month Average % Change in Pro-forma Earnings	24th Month % Change in Pro-forma Earnings
Estimated Rate Scenario	0.00%	3.45%	5.49%
Rising Rate Scenario	0.00%	6.59%	9.46%
Declining Rate Scenario	(3.42%)	(14.53%)	(18.34%)

Management’s assessment of interest rate risk and scenario analysis must be taken in the context of market interest rates and overall economic conditions. In the first half of 2004, market interest rates remained near their lowest level in decades, but since that time the Federal Reserve has begun to gradually increase rates. At present, most economists forecast this trend to modestly higher rates will continue. The yield curve also suggests that market participants are anticipating an upward move in rates over the next several years. At year-end 2004, the national Federal Funds and Prime borrowing rates were at 2.25% and 5.25%, respectively. In the persistent low rate environment of the past few years, the Company has experienced a modest decline in its net interest margin as yields on its loan and investment portfolios compressed against an already low cost of funds.

In management’s judgment, at this date the interest rate risk profile of the Company is relatively well balanced considering the range of outcomes under the different scenarios. The model indicates that in “estimated” and “rising”

rate scenarios, the net interest margin remains within the recent range of 5.60% to 5.95%. This highest risk scenario is under the declining rate scenario wherein short-term rates fall to near zero. Under this scenario, yields on loans and securities would continue to compress against an already low cost of funds. In addition, many loans are subject to prepayment risk, and so would be more likely to refinance to lower rates under this scenario. Despite these factors, the model indicates that the net interest margin would likely remain near 5.00% even with rates falling to near zero, and that other financial performance benchmarks including ROA and ROE would still be sound (though lower than in other scenarios). Management has concluded that the degree of volatility under this scenario is acceptable because of its relatively low likelihood, and the relative cost of mitigating this risk.

In the more likely scenarios where interest rates tend to rise, the Company would generate higher earnings, all else equal. This is because of the composition and re-pricing mix of its assets and liabilities. The loan portfolio is approximately 40.1% floating rate loans (generally re-pricing with the prime rate), 44.4% loans with adjustable rates between 3 and 5 years, and 15.5% fixed rate loans. Because of this mix, floating rate loans would increase in yield should market rates go higher, while yields on adjustable rate loans would re-price upward with some time lag. The re-pricing profile of liabilities is similar. Deposits are approximately 40.0% demand deposits (with modest sensitivity to higher rates), 48.8% money market deposits (which are sensitive to market rates but have historically lagged the pace of market rate changes), while time and savings deposits represent about 11.2% of total deposits. Thus, both assets and liabilities would be expected to re-price upward in increasing rate scenarios, but with yields increasing at a relatively faster pace than liabilities.

Management has also modeled a scenario where the yield curve flattens dramatically. In this scenario, fed funds rate and 10 year treasury rates converge to within 25 basis points of each other at 4% and 4.25%, respectively, by the end of the forecast period. At that point, the prime rate is forecast at 7%. Under this rate scenario, earnings show minor variances to the stable rate scenario, but would fall below the results modeled in the “estimated” rate scenario. Management believes this outcome is a consequence and benefit of its relatively low cost of funds and increasing volumes of floating rate loans.

In all scenarios, results are modeled using management’s estimates as to growth in loans and deposits, and other balance sheet items, as well as the expected mix and pricing thereof. These volume estimates are static in the various scenarios. Such estimates may be inaccurate. Model results are only indicative of interest rate risk exposure under various scenarios. The results do not encompass all possible paths of future market rates, in terms of absolute change or rate of change, or changes in the shape of the yield curve. Nor does the simulation anticipate changes in credit conditions that could affect results. Likewise, scenarios do not include possible changes in volumes, pricing or portfolio management tactics that may enable management to moderate the effect of such interest rate changes.

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

In the opinion of management, the use of interest rate gap analysis is less valuable than the above method in measuring and managing interest rate risk. This is because it is a static measure of rate sensitivity and does not capture the possible magnitude or pace of rate changes. At year-end 2004, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for re-pricing within one-year exceeded rate sensitive assets by approximately $52.0 million.

Interest Rate Gap Table

The Company considers its rate-sensitive assets to be those that either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans and leases and investment securities and interest bearing balances with FHLB. Rate-sensitive liabilities are those liabilities that are considered sensitive to periodic interest rate changes within one year, including maturing time certificates, savings deposits, interest-bearing demand deposits and junior subordinated debentures.

Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2004 (dollars in thousands):

	Within 90 days	After 90 days within one year	After one year within five years	After five years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$13,935	$—	$16,117	$30,952	$61,004
Interest bearing balances with FHLB	3,041	—	—	—	3,041
Loans	375,674	76,608	352,024	58,402	862,708
Total interest earning assets	$392,650	$76,608	$368,141	$89,354	$926,753
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$332,445	$83,111	$—	$—	$415,556
Savings deposits	18,358	18,358	—	—	36,715
Time deposits	14,218	27,866	16,354	35	58,473
Total interest bearing deposits	365,020	129,335	16,354	35	510,744
Junior subordinated debentures	20,000	—	—	—	20,000
Other borrowings	6,865	—	28,000	1,669	36,534
Total interest bearing liabilities	$391,885	$129,335	$44,354	$1,704	$567,278
Interest rate sensitivity gap	$765	$(52,727)	$323,787	$87,650	$359,475
Cumulative interest rate sensitivity gap	$765	$(51,962)	$271,825	$359,475	$359,475
Interest rate gap as a percentage of total interest earning assets	0.08%	(5.69)%	34.94%	9.46%	38.79%
Cumulative interest rate gap as a percentage of total earning assets	0.08%	(5.61)%	29.33%	38.79%	38.79%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cascade Bancorp and its subsidiary, Bank of the Cascades (the Bank) (collectively, “Bancorp”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Bancorp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated January 13, 2005 expressed an unqualified opinion on those consolidated financial statements.

Portland, Oregon
January 27, 2005

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and subsidiary (collectively, “the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Portland, Oregon
January 13, 2005

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,915,710	$34,930,921
Interest bearing deposits with Federal Home Loan Bank	3,040,978	38,789,177
Federal funds sold	13,935,467	14,800,000
Total cash and cash equivalents	51,892,155	88,520,098
Investment securities available-for-sale	45,110,418	33,609,058
Investment securities held-to-maturity, estimated fair value of $1,999,026 ($716,221 in 2003)	1,958,736	661,686
Federal Home Loan Bank stock	2,571,600	2,295,600
Loans, net	847,147,231	577,801,194
Premises and equipment, net	21,755,058	13,828,138
Bank-owned life insurance	14,065,927	8,558,250
Accrued interest and other assets	20,307,765	9,437,920
Total assets	$1,004,808,890	$734,711,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$340,652,463	$245,378,530
Interest bearing demand	415,556,155	332,792,532
Savings	36,715,012	28,715,391
Time	58,472,916	44,268,539
Total deposits	851,396,546	651,154,992
Junior subordinated debentures	20,000,000	—
Other borrowings	36,533,475	13,864,605
Accrued interest and other liabilities	10,446,424	7,936,653
Total liabilities	918,376,445	672,956,250
Stockholders’ equity:
Common stock, no par value; 20,000,000 shares authorized; 16,738,627 shares issued and outstanding (15,776,594 in 2003)	32,078,798	19,147,285
Retained earnings	53,706,929	42,100,708
Unearned compensation on restricted stock	(155,925)	(280,665)
Accumulated other comprehensive income	802,643	788,366
Total stockholders’ equity	86,432,445	61,755,694
Total liabilities and stockholders’ equity	$1,004,808,890	$734,711,944

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Interest and dividend income:
Interest and fees on loans	$49,357,692	$39,299,069	$36,622,537
Taxable interest on investment securities	1,092,709	1,018,475	1,021,769
Nontaxable interest on investment securities	92,330	65,815	36,710
Interest on interest bearing deposits with Federal Home Loan Bank	194,116	214,027	794
Interest on federal funds sold	111,509	116,405	85,595
Dividends on Federal Home Loan Bank stock	62,600	121,392	129,300
Total interest and dividend income	50,910,956	40,835,183	37,896,705
Interest expense:
Deposits:
Interest bearing demand	3,240,683	2,448,717	2,277,794
Savings	117,188	109,453	146,545
Time	806,101	898,014	1,665,889
Junior subordinated debentures and other borrowings	738,651	546,935	567,135
Total interest expense	4,902,623	4,003,119	4,657,363
Net interest income	46,008,333	36,832,064	33,239,342
Loan loss provision	3,650,000	2,695,000	2,680,000
Net interest income after loan loss provision	42,358,333	34,137,064	30,559,342
Noninterest income:
Service charges on deposit accounts, net	6,747,052	6,035,350	4,268,990
Mortgage banking income, net	2,361,815	4,114,738	2,721,753
Gains on sales of investment securities available-for-sale	181,720	236,435	152,746
Card issuer and merchant service fees, net	2,004,018	1,692,456	1,439,868
Earnings on bank-owned life insurance	655,755	412,817	410,686
Other	989,316	908,604	669,167
Total noninterest income	12,939,676	13,400,400	9,663,210
Noninterest expenses:
Salaries and employee benefits	17,907,486	15,730,367	12,625,971
Equipment	1,241,961	1,017,960	890,318
Occupancy	2,182,666	1,901,901	1,477,050
Supplies	433,447	392,405	316,077
Communications	862,614	681,661	621,435
Advertising	738,032	408,424	464,654
Other	6,211,153	4,721,858	4,627,012
Total noninterest expenses	29,577,359	24,854,576	21,022,517
Income before income taxes	25,720,650	22,682,888	19,200,035
Provision for income taxes	9,713,000	8,728,000	7,485,000
Net income	$16,007,650	$13,954,888	$11,715,035
Basic earnings per common share	$.96	$.89	$.75
Diluted earnings per common share	$.93	$.86	$.73

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Number of shares	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2001	15,514,363		$17,859,283	$23,701,571	$—	$119,216	$41,680,070
Comprehensive income:
Net income	—	$11,715,035	—	11,715,035	—	—	11,715,035
Other comprehensive income — unrealized gains on investment securities available-for-sale of approximately $737,000 (net of income taxes of approximately $453,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $94,000 (net of income taxes of approximately $59,000)	—	643,196	—	—	—	643,196	643,196
Total comprehensive income	—	$12,358,231	—	—	—	—	—
Cash dividends paid (aggregating $.21 per share)	—		—	(3,244,385)	—	—	(3,244,385)
Stock options exercised	127,685		393,799	—	—	—	393,799
Balances at December 31, 2002	15,642,048		18,253,082	32,172,221	—	762,412	51,187,715
Comprehensive income:
Net income	—	$13,954,888	—	13,954,888	—	—	13,954,888
Other comprehensive income — unrealized gains on investment securities available-for-sale of approximately $172,000 (net of income taxes of approximately $107,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $146,000 (net of income taxes of approximately $91,000)	—	25,954	—	—	—	25,954	25,954
Total comprehensive income	—	$13,980,842	—	—	—	—	—
Fair value of restricted stock grants	—		311,850	—	(311,850)	—	—
Amortization of unearned compensation on restricted stock	—		—	—	31,185	—	31,185
Cash dividends paid (aggregating $.26 per share)	—		—	(4,026,401)	—	—	(4,026,401)
Stock options exercised	134,546		576,609	—	—	—	576,609
Tax benefit from non-qualified stock options exercised	—		5,744	—	—	—	5,744
Balances at December 31, 2003	15,776,594		$19,147,285	$42,100,708	$(280,665)	$788,366	$61,755,694

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Number of shares	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2003	15,776,594		$19,147,285	$42,107,708	$(280,665)	$788,366	$61,755,694
Comprehensive income:
Net income	—	$16,007,650	—	16,007,650	—	—	16,007,650
Other comprehensive income — unrealized gains on investment securities available-for-sale of approximately $127,000 (net of income taxes of approximately $78,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113,000 (net of income taxes of approximately $69,000)		14,277				14,277	14,277
Total comprehensive income	—	$16,021,927	—	—	—	—	—
Common stock issued in conjunction with acquisition	772,752		11,699,399	—	—	—	11,699,399
Amortization of unearned compensation on restricted stock	—		—	—	124,740	—	124,740
Cash dividends paid (aggregating $.26 per share)	—		—	(4,401,429)	—	—	(4,401,429)
Stock options exercised	189,281		812,375	—	—	—	812,375
Tax benefit from non-qualified stock options exercised	—		419,739	—	—	—	419,739
Balances at December 31, 2004	16,738,627		$32,078,798	$53,706,929	$(155,925)	$802,643	$86,432,445

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$16,007,650	$13,954,888	$11,715,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,296,552	3,426,792	2,322,473
Loan loss provision	3,650,000	2,695,000	2,680,000
Provision (credit) for deferred income taxes	905,000	(1,028,000)	(1,000)
Discounts on sales of mortgage loans, net	368,213	694,125	1,118,756
Gains on sales of investment securities available-for-sale, net	(181,720)	(236,435)	(152,746)
Dividends on Federal Home Loan Bank stock	(62,600)	(121,392)	(129,300)
Deferred benefit plan expenses	1,087,000	681,000	625,000
Amortization of unearned compensation on restricted stock	124,740	31,185	—
Increase in accrued interest and other assets	(7,283,393)	(3,041,233)	(2,881,285)
Increase in accrued interest and other liabilities	366,024	46,285	118,955
Originations of mortgage loans	(141,406,975)	(304,691,027)	(224,307,826)
Proceeds from sales of mortgage loans	140,296,007	305,699,939	223,323,026
Net cash provided by operating activities	17,166,498	18,111,127	14,431,088
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(20,477,804)	(16,963,356)	(15,328,195)
Purchases of investment securities held-to-maturity	(1,300,000)	—	—
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	8,625,150	10,989,640	13,268,711
Proceeds from sales of investment securities available-for-sale	404,573	427,835	410,483
Proceeds from maturities and calls of investment securities held-to-maturity	—	124,479	152,768
Purchase of Federal Home Loan Bank stock	(162,200)	—	—
Loan originations, net	(235,911,282)	(90,695,692)	(79,167,608)
Cash acquired in acquisition of Community Bank of Grants Pass	10,192,199	—	—
Purchases of premises and equipment, net	(7,856,186)	(4,750,406)	(1,540,411)
Purchases of bank-owned life insurance	(4,925,000)	(320,000)	(187,000)
Net cash used in investing activities	(251,410,550)	(101,187,500)	(82,391,252)
Cash flows from financing activities:
Net increase in deposits	158,116,554	149,192,734	76,704,629
Proceeds from issuance of junior subordinated debentures	20,000,000	—	—
Net increase (decrease) in other borrowings	22,668,870	(4,135,395)	2,650,000
Cash dividends paid	(4,401,429)	(4,026,401)	(3,244,385)
Stock options exercised	812,375	576,609	393,799
Tax benefit from non-qualified stock options exercised	419,739	5,744	—
Net cash provided by financing activities	197,616,109	141,613,291	76,504,043
Net increase (decrease) in cash and cash equivalents	(36,627,943)	58,536,918	8,543,879
Cash and cash equivalents at beginning of year	88,520,098	29,983,180	21,439,301
Cash and cash equivalents at end of year	$51,892,155	$88,520,098	$29,983,180

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 5-for-4 stock split in 2004 and a 2-for-1 stock split in 2002.

Certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 presentation.

Description of business

The Bank conducts a general banking business, primarily operating in one business segment, and currently operates branches throughout Central Oregon; the Salem/Keizer, Oregon area and Southern Oregon and has a business banking office in Portland, Oregon. Its activities include the usual lending and deposit functions of a commercial bank: commercial, real estate, installment, credit card and mortgage loans; checking, money market, time deposit and savings accounts; Internet banking and bill payment; automated teller machines and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

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

Supplemental disclosures of cash flow information

For the periods reported, noncash transactions resulted from stock splits; unrealized gains on investment securities available-for-sale, net of income taxes, as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; and common stock issued in conjunction with the acquisition of Community Bank of Grants Pass (CBGP), as disclosed in Note 11.

During 2004, 2003 and 2002, the Bank paid approximately $4,765,000, $4,069,000 and $4,775,000, respectively, in interest expense.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2004, 2003 and 2002, the Company made income tax payments of approximately $10,750,000, $9,225,000 and $7,830,000, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2004, 2003 or 2002.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes.

Management determines the appropriate classification of securities at the time of purchase.

Gains and losses on the sales of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method generally over the period to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary would result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2004 and 2003 are temporary.

FHLB stock

The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2004, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Reserve for loan losses

The reserve for loan losses represents management’s recognition of the assumed risks of extending credit. The reserve is established to absorb known and inherent losses in the loan portfolio and related commitments to loan as of the balance sheet date. The reserve is maintained at a level considered adequate to provide for potential loan

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

losses based on management’s assessment of various factors affecting the portfolio. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan may be analyzed and reserves categorized into the allocated reserve, specifically identified reserves for impaired loans or the unallocated reserve.

The allocated portion of the reserve is calculated by applying loss factors to outstanding loan balances and related commitments to loan segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends, portfolio concentrations and other conditions affecting the portfolio.

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely risk rated.

The unallocated portion of the reserve is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific reserves. Such factors include uncertainties in economic conditions, uncertainty in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sections of the loan portfolio. Accordingly, the unallocated reserve helps to minimize the risk related to the margin of imprecision inherent in the estimation of allocated loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period.

The Company currently classifies reserves for commitments to loan in the loan loss reserve in accordance with the industry practice of other banks in its peer group. At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve in the future based on their judgment of the information available to them at the time of their examinations.

Mortgage servicing rights

Mortgage servicing rights (MSRs) are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate and term. Impairment adjustments, if any, are recorded through a valuation allowance.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received. The Company classifies MSRs as accrued interest and other assets in the accompanying consolidated balance sheets.

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

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expenses. Other real estate was insignificant at December 31, 2004 and 2003.

Goodwill and other intangible assets

Goodwill and other intangible assets represent the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations under the purchase method of accounting. As of December 31, 2004, the carrying value of goodwill and other intangible assets that arose from the acquisition of CBGP totaled approximately $6.9 million, of which approximately $6.4 million represents goodwill, and is included in accrued interest and other assets in the accompanying 2004 consolidated balance sheet. The amounts of goodwill and other intangible assets were not significant at December 31, 2003.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill cannot be amortized; however, it must be tested for impairment at least annually. This impairment test is calculated at the reporting unit level by comparing the estimated fair value of the reporting unit with its net book value, including goodwill. An impairment loss will be recorded for any goodwill that is determined to be impaired. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

The Company performed its annual impairment test for goodwill during the third quarter of 2004. For purposes of this test, the Company identified a single reporting unit. The fair value of the reporting unit was determined by using the quoted market price of the Company’s common stock as of the impairment testing date. The Company determined that the fair value of its single reporting unit was significantly in excess of the reporting unit’s carrying value. Accordingly, based on the results of valuation testing performed, in the opinion of management, the Company has not experienced any such impairment loss as of and for the year ended December 31, 2004.

Other intangible assets include core deposit intangibles and other identifiable finite-life intangible assets which are being amortized over their estimated useful lives primarily under the straight-line method.

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

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements because they are not assets of the Bank.

Recently issued accounting standards

The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) is currently considering EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF Issue 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003, as applicable. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R will replace SFAS No. 123, “Accounting for Stock-Based Compensation,” and will supersede Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (collectively “APB 25”). SFAS 123R will eliminate the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

SFAS 123R is effective for the Company beginning on July 1, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $111,000 beginning in the third quarter of 2005 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” summarizes the views of the staff of the SEC regarding the application of

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting principles generally accepted in the United States to loan commitments accounted for as derivative instruments. SAB No. 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company’s 2004 consolidated financial statements.

The American Institute of Certified Public Accountants’ Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP No. 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP No. 03-3 limits the interest income — including accretion of purchase price discounts — that may be recognized for certain loans and debt securities. Additionally, SOP No. 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the reserve for loan losses. SOP No. 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through an adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP No. 03-3 represents a significant change from current purchase accounting practice, whereby the acquiree’s reserve for loan losses is typically added to the acquirer’s reserve for loan losses. SOP No. 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not presently expected to have a material impact on the Company’s consolidated financial statements.

Stock-based compensation

The Company currently measures its stock-based compensation arrangements under the recognition and measurement principles of APB No. 25. Accordingly, since the exercise price of each stock option which the Company has granted has been equal to the market value of the underlying common stock on the date of grant, no compensation expense has been recognized. SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	2004	2003	2002
Net income, as reported	$16,007,650	$13,954,888	$11,715,035
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(604,578)	(541,294)	(523,797)
Pro forma net income	$15,403,072	$13,413,594	$11,191,238
Earnings per common share:
Basic — as reported	$.96	$.89	$.75
Basic — pro forma	.92	.85	.72
Diluted — as reported	.93	.86	.73
Diluted — pro forma	.89	.83	.70

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of applying SFAS No. 123 to stock options granted in the years ended December 31, 2004, 2003 and 2002 resulted in an estimated weighted-average grant date fair value of $6.38, $4.51 and $2.87, respectively. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	1.6%	2.3%	1.9%
Estimated volatility	43.6%	47.8%	34.2%
Risk-free interest rate	3.1%	3.0%	2.9%
Estimated option lives	6 years	5 years	5 years

2.	Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the Federal Reserve Bank (FRB) in the form of deposits and/or cash. Accordingly, the Bank held average reserves of approximately $12,818,000 and $5,119,000 at December 31, 2004 and 2003, respectively.

3.	Investment securities

Investment securities at December 31, 2004 and 2003 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2004
Available-for-sale
U.S. Agency mortgage-backed securities	$29,255,143	$308,044	$38,129	$29,525,058
U.S. Government and agency securities	10,498,229	101,633	15,774	10,584,088
Obligations of state and political subdivisions	2,741,738	6,069	20,505	2,727,302
Equity securities	957,478	947,627	—	1,905,105
Mutual fund	356,838	12,027	—	368,865
	$43,809,426	$1,375,400	$74,408	$45,110,418
Held-to-maturity
Obligations of state and political subdivisions	$1,958,736	$43,393	$3,103	$1,999,026

2003
Available-for-sale
U.S. Agency mortgage-backed securities	$25,075,018	$174,776	$56,525	$25,193,269
U.S. Government and agency securities	3,000,000	135,151	—	3,135,151
Obligations of state and political subdivisions	2,800,665	8,260	13,476	2,795,449
Equity securities	1,120,492	1,012,373	—	2,132,865
Mutual fund	341,324	11,000	—	352,324
	$32,337,499	$1,341,560	$70,001	$33,609,058
Held-to-maturity
Obligations of state and political subdivisions	$661,686	$54,535	$—	$716,221

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management of the Company does not believe that any of the above gross unrealized losses on investment securities are other-than-temporary and, accordingly, no impairment adjustments are necessary.

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Available-for-sale
Due after one year through five years	$14,983,343	$15,047,137
Due after five years through ten years	200,000	204,353
Due after ten years	27,311,767	27,584,958
Equity securities	957,478	1,905,105
Mutual fund	356,838	368,865
	$43,809,426	$45,110,418
Held-to-maturity
Due after one year through five years	$1,070,215	$1,084,879
Due after five years through ten years	888,521	914,147
	$1,958,736	$1,999,026

Investment securities with a carrying value of approximately $43,427,000 and $31,487,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The Company had no gross realized losses on sales of investment securities during the years ended December 31, 2004, 2003 and 2002. Gross realized gains on sales of investment securities during the years ended December 31, 2004, 2003 and 2002 are as disclosed in the accompanying consolidated statements of income.

4.	Loans

Loans at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Commercial	$253,041,395	$142,765,505
Real estate:
Construction/lot	179,932,290	123,892,102
Mortgage	52,737,011	46,140,163
Commercial	339,787,916	244,203,103
Consumer	37,209,298	32,489,742
	862,707,910	589,490,615
Less:
Reserve for loan losses	12,411,568	9,398,584
Deferred loan fees	3,149,111	2,290,837
	15,560,679	11,689,421
Loans, net	$847,147,231	$577,801,194

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in mortgage loans as of December 31, 2004 and 2003 were approximately $3,225,000 and $2,482,000, respectively, in mortgage loans held for sale.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central Oregon, Salem/Keizer, Southern Oregon and Portland), and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local market conditions in such markets.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2004 and 2003, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $24,630,000 and $11,901,000, respectively.

5.	Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance at beginning of year	$9,398,584	$7,669,145	$6,555,256
Loan loss provision	3,650,000	2,695,000	2,680,000
Loans charged-off	(1,419,726)	(1,473,867)	(2,070,590)
Recoveries of loans previously charged-off	428,291	508,306	504,479
Reserve acquired from CBGP	354,419	—	—
Balance at end of year	$12,411,568	$9,398,584	$7,669,145

Loans on nonaccrual status at December 31, 2004 and 2003 were approximately $483,000 and $56,000, respectively. Interest income, which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was insignificant for the years ended December 31, 2004, 2003 and 2002. Loans contractually past due 90 days or more on which the Company continued to accrue interest at December 31, 2004 and 2003 were insignificant.

At December 31, 2004 and 2003, impaired loans and any related specific valuation allowances were insignificant. The average recorded investment in impaired loans was insignificant for the years ended December 31, 2004 and 2003. Interest income recognized on impaired loans for the years ended December 31, 2004, 2003 and 2002 was insignificant.

6.	Mortgage banking activities

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. However, it has retained the right to service sold loans with principal balances totaling approximately $502 million, $514 million and $454 million as of December 31, 2004, 2003, and 2002, respectively. These balances are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. However, as of December 31, 2004 and 2003, management is not aware of any mortgage loans which will have to be repurchased.

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2004 and 2003, mortgage loans held for sale were carried at cost, which approximated estimated market value.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions in the Company’s MSRs for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance at beginning of year	$4,688,445	$4,071,370	$3,602,536
Additions	1,269,752	3,096,576	2,311,094
Amortization	(1,619,839)	(2,504,501)	(1,492,260)
Impairment adjustments	325,000	25,000	(350,000)
Balance at end of year	$4,663,358	$4,688,445	$4,071,370

At both December 31, 2004 and 2003, the fair value of the Company’s MSRs was approximately $5.2 million. The key assumptions used in estimating the fair value of MSRs at December 31, 2004 include weighted-average mortgage prepayment rates (PSA) of approximately 257% for the first year, 228% for the second year and 199% thereafter (301%, 237% and 196%, respectively, in 2003). A 9% discount rate was also applied.

Changes in the valuation allowance for MSRs for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance at beginning of year	$325,000	$350,000	$—
Impairment adjustments	(325,000)	(25,000)	350,000
Balance at end of year	$—	$325,000	$350,000

The Company analyzes its MSRs by underlying loan type and interest rate (primarily fixed and adjustable). The estimated fair values are obtained through an independent third-party valuation, utilizing future cash flows which incorporate numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market-driven data. Accordingly, changes in such assumptions could significantly effect the estimated fair values of the Company’s MSRs.

Mortgage banking income, net, consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Origination and processing fees	$1,593,520	$3,389,614	$2,723,600
Gains on sales of mortgage loans, net	766,078	1,976,242	804,098
Servicing fees	1,297,057	1,228,383	1,036,315
Amortization and impairment adjustments	(1,294,840)	(2,479,501)	(1,842,260)
Mortgage banking income, net	$2,361,815	$4,114,738	$2,721,753

7.	Premises and equipment

Premises and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Land	$3,299,900	$1,853,299
Buildings and leasehold improvements	17,479,550	8,915,544
Furniture and equipment	8,732,684	7,258,844
	29,512,134	18,027,687
Less accumulated depreciation and amortization	8,134,068	6,872,548
	21,378,066	11,155,139
Construction in progress	376,992	2,672,999
Premises and equipment, net	$21,755,058	$13,828,138

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Time deposits

Time deposits in excess of $100,000 aggregated approximately $26,583,000 and $15,977,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled annual maturities of all time deposits were approximately as follows:

2005	$39,639,000
2006	9,822,000
2007	5,222,000
2008	1,171,000
2009	2,619,000
$58,473,000

9.	Junior subordinated debentures

On December 15, 2004 the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS). The TPS are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035. The TPS pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%. The Trust used the proceeds received from the issuance of the TPS to purchase $20 million of junior subordinated debentures (the Debentures) of the Company. The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The TPS may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS. Upon establishment of the Trust, the Company also purchased a 3% minority interest in the Trust totaling $619,000, which is included in other assets in Bancorp’s condensed balance sheet at December 31, 2004 (see Note 20). Management believes that as of December 31, 2004, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

10.	Borrowings

The Bank participates in the FHLB’s Cash Management Advance Program (the Program). As of December 31, 2004, the Bank had approximately $29.7 million ($13.9 million at December 31, 2003) in borrowings outstanding from the FHLB under the Program with fixed interest at rates ranging from 2.87% to 3.57%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans. As of December 31, 2004, the Bank had remaining available borrowings from the FHLB of approximately $120.7 million. To fully utilize the Bank’s available borrowings from the FHLB, the Bank would be required to purchase additional FHLB stock of approximately $3.4 million.

The Bank also has approximately $24.8 million in available short-term borrowings from the FRB, collateralized by certain of the Bank’s loans. The FRB funds available include participation in the Treasury Tax and Loan program of the federal government. Access to this funding source is limited to $7.0 million and is fully at the discretion of the U.S. Treasury. As of December 31, 2004, the Bank had approximately $6.8 million in borrowings outstanding from the FRB. The Bank had no borrowings outstanding from the FRB at December 31, 2003. As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $26.0 million at December 31, 2004.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2004, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2005	$4,000,000
2006	—
2007	7,000,000
2008	13,000,000
2009	—
Thereafter	5,700,000
$29,700,000

11.	Acquisition of Community Bank of Grants Pass

On January 1, 2004, the Company completed its acquisition of CBGP to complement its expansion into Southern Oregon. CBGP shareholders received one share of the Company’s common stock for each share of CBGP common stock (772,752 shares), aggregating a total purchase price of approximately $11.7 million. The common stock issued was valued at $14.16 per share, representing an average of closing market prices for one week before and after the date the acquisition terms were agreed to and announced. The cost of this acquisition also included the fair value of stock options exchanged of approximately $.8 million. Upon completion of this acquisition, CBGP was merged into the Bank. Accordingly, CBGP’s results of operations have been included in the consolidated financial statements effective January 1, 2004. The pro forma comparative combined results of operations of the Company and CBGP as if the acquisition had occurred at the beginning of 2003 were not significant to the accompanying consolidated financial statements. The acquisition was accounted for using the purchase method of accounting.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$10,244
Loans, net	36,342
Premises and equipment, net	1,335
Core deposit intangible	580
Goodwill	6,352
Other assets	95
Total assets acquired	54,948
Deposits	42,125
Deferred tax liability	530
Other liabilities	593
Total liabilities assumed	43,248
Total purchase price	$11,700

12.	Commitments, guarantees and contingencies

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2004 and 2003, the Bank had no commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2004 and 2003 is approximately as follows:

	2004	2003
Commitments to extend credit	$296,914,000	$176,919,000
Commitments under credit card lines of credit	18,893,000	16,985,000
Standby letters of credit	9,010,000	5,617,000
Total off-balance sheet financial instruments	$324,817,000	$199,521,000

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

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those involved in extending loans to customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with applicable accounting standards related to guarantees, the Company defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At both December 31, 2004 and 2003, the Company’s deferred standby letter of credit fees, which represent the fair value of the Company’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements. The Company also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under the guidelines of SFAS No. 133, as amended by SFAS No. 149. However, in the opinion of management, such derivative amounts are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2004, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2005	$1,210,000
2006	1,046,000
2007	1,012,000
2008	938,000
2009	709,000
Thereafter	5,076,000
Total minimum payments	$9,991,000

Total rental expense was approximately $1,166,000, $1,032,000 and $701,000 in 2004, 2003 and 2002, respectively.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Company’s Board of Directors (the Board) that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2004.

13.	Income taxes

The provision (credit) for income taxes for the years ended December 31, 2004, 2003 and 2002 was approximately as follows:

	2004	2003	2002
Current:
Federal	$7,144,000	$8,282,000	$6,242,000
State	1,664,000	1,474,000	1,244,000
	8,808,000	9,756,000	7,486,000
Deferred	905,000	(1,028,000)	(1,000)
Provision for income taxes	$9,713,000	$8,728,000	$7,485,000

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2004, 2003 and 2002 were approximately as follows:

	2004	2003	2002
Expected federal income tax provision at statutory rates	$9,002,000	$7,939,000	$6,720,000
State income taxes, net of federal effect	1,082,000	958,000	809,000
Effect of nontaxable interest income, net	(321,000)	(228,000)	(202,000)
Other, net	(50,000)	59,000	158,000
Provision for income taxes	$9,713,000	$8,728,000	$7,485,000

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets and liabilities at December 31, 2004 and 2003 were approximately as follows:

	2004	2003
Deferred tax assets:
Reserve for loan losses	$4,597,000	$3,235,000
Deferred benefit plan expenses, net	1,261,000	838,000
Other	334,000	299,000
Total deferred tax assets	6,192,000	4,372,000
Deferred tax liabilities:
Accumulated depreciation	838,000	476,000
Deferred loan income	554,000	130,000
Mortgage servicing rights	1,839,000	1,838,000
Purchased intangibles related to CBGP	556,000	—
FHLB stock dividends	505,000	474,000
Net unrealized gains on investment securities	492,000	483,000
Other	45,000	504,000
Total deferred tax liabilities	4,829,000	3,905,000
Net deferred tax assets	$1,363,000	$467,000

Management believes, based upon the Company’s historical performance, the net deferred tax assets will be recognized in the normal course of operations, and, accordingly, management has not reduced net deferred tax assets by a valuation allowance.

14.	Basic and diluted earnings per common share

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

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 can be reconciled as follows:

	Net income (numerator)	Weighted-average Shares (denominator)	Per-share amount
2004
Basic earnings per common share — Income available to common stockholders	$16,007,650	16,668,787	$.96
Effect of stock options and restricted stock	—	630,203
Diluted earnings per common share	$16,007,650	17,298,990	$.93
2003
Basic earnings per common share — Income available to common stockholders	$13,954,888	15,729,808	$.89
Effect of stock options and restricted stock	—	518,734
Diluted earnings per common share	$13,954,888	16,248,542	$.86
2002
Basic earnings per common share — Income available to common stockholders	$11,715,035	15,592,906	$.75
Effect of stock options	—	495,691
Diluted earnings per common share	$11,715,035	16,088,597	$.73

15.	Transactions with related parties

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

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2004 and 2003 was approximately as follows:

	2004	2003

Balance at beginning of year	$1,631,000	$ 1,487,000
Additions	1,176,000	1,201,000
Repayments	(777,000)	(1,057,000)
Retirement of Board member	(860,000)	—
Balance at end of year	$1,170,000	$ 1,631,000

16.	Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions related to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employees have the option to receive a portion of the Company’s contributions to the Plan in cash. Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $1,481,000, $1,338,000 and $1,229,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Other benefit plans

The Bank has deferred compensation plans for the Board and certain key executives and managers, a salary continuation plan, and (beginning in 2004) a supplemental executive retirement (SERP) plan for certain key executives and a fee continuation plan for the Board. In accordance with the provisions of the deferred compensation plans, participants can elect to defer portions of their annual compensation or fees. The deferred amounts generally vest as deferred. The deferred compensation plus interest is generally payable upon termination in either a lump-sum or monthly installments.

The salary continuation and SERP plans for certain key executives and the fee continuation plan for the Board provides specified benefits to the participants upon termination or change of control. The benefits are subject to certain vesting requirements and vested amounts are generally payable upon termination or change of control in either a lump-sum or monthly installments. The Bank annually expenses amounts sufficient to accrue for the present value of the benefits payable to the participants under these plans. These plans also include death benefit provisions for certain participants. Effective in 2004, the fee continuation plan was discontinued for future members of the Board.

To assist in the funding of these plans, the Bank has purchased bank-owned life insurance policies on the majority of the participants. The cash surrender value of these policies at December 31, 2004 and 2003 was approximately $14,066,000 and $8,558,000, respectively. As of December 31, 2004 and 2003, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $2,552,000 and $2,085,000, respectively. The amount of expense charged to operations in 2004, 2003 and 2002 related to the deferred compensation plans was approximately $476,000, $481,000 and $439,000, respectively. As of December 31, 2004 and 2003, the liabilities related to the salary continuation, SERP and fee continuation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $1,973,000 and $1,410,000, respectively. The amount of expense charged to operations in 2004, 2003 and 2002 for the salary continuation, SERP and fee continuation plans was approximately $611,000, $200,000 and $186,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the bank-owned life insurance policies.

17.	Stock-based compensation plans

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

The stock-based compensation plans prescribe various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. For ISOs, the option strike price must be no less than 100% of stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of stock price at the grant date and all grants to date have been at 100%. Restricted stock must be at fair market value on grant date. At December 31, 2004, 395,778 shares reserved under the stock-based compensation plans were available for future grant. Restricted stock grants are limited to 30% of the shares available under the stock-based compensation plans. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from date of grant.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity related to the stock-based compensation plans for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004		2003		2002
	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price
Balance at beginning of year	1,017,801	$6.90	967,552	$5.61	930,502	$4.70
Granted	218,140	12.25	203,832	11.38	176,250	8.64
Forfeited	(15,909)	12.58	(19,037)	8.00	(11,515)	6.75
Exercised	(189,281)	4.36	(134,546)	4.29	(127,685)	3.09
Balance at end of year	1,030,751	$8.33	1,017,801	$6.90	967,552	$5.61

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2004 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price
Under $5.00	181,900	$2.99	1.9	181,900	$2.99
$5.01 – $8.00	387,362	6.53	4.6	384,491	6.54
$8.01 – $12.00	327,015	10.21	7.6	187,119	9.46
$12.01 – $16.20	134,474	16.16	9.1	24,962	16.20
	1,030,751	$8.33	5.8	778,472	$6.72

Exercisable options as of December 31, 2003 and 2002 totaled 837,543 and 867,860, respectively.

In addition, during 2003, the Company granted 18,750 shares of restricted stock at a market value of $16.63 per share (approximately $312,000). The restricted stock is scheduled to vest on the fifth anniversary of the date of grant, or sooner, if certain performance criteria is met. The restricted stock is reported as unearned compensation on restricted stock in the accompanying consolidated balance sheets at December 31, 2004 and 2003. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the expected vesting period of approximately 2.5 years.

18.	Estimated fair value of financial instruments

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2004 and 2003.

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

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2004 and 2003 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

Bank-owned life insurance: The carrying amount approximates the estimated fair value of these instruments.

Deposits: The estimated fair value of demand deposits, consisting of checking, savings and certain interest bearing demand deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2004 and 2003 rates offered on those instruments.

Junior subordinated debentures and other borrowings: The fair value of the Bank’s junior subordinated debentures and other borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2004 and 2003 were approximately as follows:

	2004		2003
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$51,892,155	$51,892,000	$88,520,098	$88,520,000
Investment securities:
Available-for-sale	45,110,418	45,110,000	33,609,058	33,609,000
Held-to-maturity	1,958,736	1,999,000	661,686	716,000
FHLB stock	2,571,600	2,572,000	2,295,600	2,296,000
Loans, net	847,147,231	854,559,000	577,801,194	589,602,000
Bank-owned life insurance	14,065,927	14,066,000	8,558,250	8,558,000
Financial liabilities:
Deposits	851,396,546	851,547,000	651,154,992	651,589,000
Junior subordinated debentures and other borrowings	56,533,475	56,539,000	13,864,605	13,480,000

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2004 and 2003, the Company and the Bank met or exceeded all relevant capital adequacy requirements. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. For the regulatory reporting periods ended June 30, 2004 and September 30, 2004, the Company was categorized as “adequately capitalized,” as its risk-based capital ratios were less than the required minimum to be categorized as “well capitalized.” In addition, for the regulatory reporting periods ended March 31, 2004, June 30, 2004, and September 30, 2004, the Bank was categorized as “adequately capitalized.” However, the issuance of the TPS in December 2004 (see Note 9) brought the Company’s and the Bank’s regulatory capital categorization to “well capitalized” as of December 31, 2004.

The Company’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:
Tier 1 capital (to average assets)	$98,274	10.1%	$38,867	4.0%	$48,584	5.0%
Tier 1 capital (to risk-weighted assets)	98,274	10.1	38,866	4.0	58,299	6.0
Total capital (to risk-weighted assets)	110,855	11.4	77,731	8.0	97,164	10.0

December 31, 2003:
Tier 1 capital (to average assets)	60,498	8.6%	28,298	4.0%	35,372	5.0%
Tier 1 capital (to risk-weighted assets)	60,498	9.0	24,486	4.0	36,729	6.0
Total capital (to risk-weighted assets)	69,370	10.3	48,971	8.0	61,214	10.0

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:
Tier 1 capital (to average assets)	$96,484	10.0%	$38,788	4.0%	$48,485	5.0%
Tier 1 capital (to risk-weighted assets)	96,484	9.9	38,815	4.0	58,222	6.0
Total capital (to risk-weighted assets)	108,622	11.2	77,629	8.0	97,037	10.0

December 31, 2003:
Tier 1 capital (to average assets)	58,809	8.3	28,207	4.0	35,258	5.0
Tier 1 capital (to risk-weighted assets)	58,809	8.8	24,414	4.0	36,622	6.0
Total capital (to risk-weighted assets)	66,465	10.0	48,829	8.0	61,036	10.0

The Company’s and the Bank’s ratios for Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets as of December 31, 2003 have been adjusted in the above tables to retroactively reflect changes to the methodology to calculate risk-weighted assets which were made in 2004.

20.	Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
Assets:
Cash and cash equivalents	$732,615	$443,417
Investment securities available-for-sale	1,905,105	2,122,865
Investment in subsidiary	104,054,991	59,438,689
Other assets	758,831	135,425
Total assets	$107,451,542	$62,140,396
Liabilities and stockholders’ equity:
Junior subordinated debentures	$20,000,000	$—
Other liabilities	1,019,097	384,702
Stockholders’ equity	86,432,445	61,755,694
Total liabilities and stockholders’ equity	$107,451,542	$62,140,396

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002
Income:
Interest and other dividend income	$22,438	$24,838	$21,141
Gains on sales of investment securities available-for-sale	181,720	236,435	152,746
Total income	204,158	261,273	173,887
Expenses:
Administrative	220,170	171,150	130,260
Interest	40,000	—	—
Other	274,368	76,738	93,073
Total expenses	534,538	247,888	223,333
Net income (loss) before credit (provision) for income taxes, dividends from the Bank and equity in undistributed net earnings of subsidiary	(330,380)	13,385	(49,446)
Credit (provision) for income taxes	125,545	(5,000)	16,000
Net income (loss) before dividends from the Bank and equity in undistributed net earnings of subsidiary	(204,835)	8,385	(33,446)
Dividends from the Bank	3,350,000	3,225,000	2,975,000
Equity in undistributed net earnings of subsidiary	12,862,485	10,721,503	8,773,481
Net income	$16,007,650	$13,954,888	$11,715,035

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$16,007,650	$13,954,888	$11,715,035
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends from the Bank	3,350,000	3,225,000	2,975,000
Equity in undistributed net earnings of subsidiary	(16,212,485)	(13,946,503)	(11,741,304)
Gains on sales of investment securities available-for-sale	(181,720)	(236,435)	(152,746)
Increase in other assets	(623,406)	(5,041)	(5,493)
Increase in other liabilities	659,000	—	—
Net cash provided by operating activities	2,999,039	2,991,909	2,790,492
Cash flows from investing activities:
Investment in subsidiary	(20,000,000)	—	—
Proceeds from sales of investment securities available-for-sale	404,573	427,835	410,483
Purchase of investment securities available-for-sale	(69,839)	(66,785)	—
Net cash provided (used) by investing activities	(19,665,266)	361,050	410,483
Cash flows from financing activities:
Cash dividends paid	(4,401,429)	(4,026,401)	(3,244,385)
Net proceeds from issuance of junior subordinated debentures	20,000,000	—	—
Amortization of unearned compensation on restricted stock	124,740	31,185	—
Stock options exercised and related tax benefits	1,232,114	582,353	393,799
Net cash provided (used) in financing activities	16,955,425	(3,412,863)	(2,850,586)
Net increase (decrease) in cash and cash equivalents	289,198	(59,904)	350,389
Cash and cash equivalents at beginning of year	443,417	503,321	152,932
Cash and cash equivalents at end of year	$732,615	$443,417	$503,321

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Selected quarterly financial data (unaudited)

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2004 and 2003. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth therein (in thousands, except per share amounts):

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$14,513	$13,221	$11,981	$11,196
Interest expense	1,596	1,190	1,057	1,060
Net interest income	12,917	12,031	10,924	10,136
Loan loss provision	900	1,200	900	650
Net interest income after loan loss provision	12,017	10,831	10,024	9,486
Noninterest income	3,184	3,145	3,481	3,130
Noninterest expenses	7,884	7,457	7,254	6,982
Income before income taxes	7,317	6,519	6,251	5,634
Provision for income taxes	2,763	2,396	2,323	2,231
Net income	$4,554	$4,123	$3,928	$3,403
Basic earnings per common share	$0.27	$0.25	$0.24	$0.21
Fully diluted earnings per common share	$0.26	$0.24	$0.23	$0.20

	2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$10,540	$10,315	$10,134	$9,846
Interest expense	999	994	1,005	1,005
Net interest income	9,541	9,321	9,129	8,841
Loan loss provision	620	675	700	700
Net interest income after loan loss provision	8,921	8,646	8,429	8,141
Noninterest income	3,547	3,765	3,287	2,801
Noninterest expenses	6,722	6,619	5,796	5,717
Income before income taxes	5,746	5,792	5,920	5,225
Provision for income taxes	2,231	2,207	2,296	1,994
Net income	$3,515	$3,585	$3,624	$3,231
Basic earnings per common share (1)	$0.22	$0.22	$0.23	$0.21
Fully diluted earnings per common share (1)	$0.22	$0.22	$0.22	$0.20

(1)	Adjusted to give retroactive effect to a five-for-four stock split declared in June 2004.

These financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period cover by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control contains monitoring mechanisms and actions are taken to correct identified deficiencies.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Symonds, Evans & Company, P.C., have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 35 of this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

Part III, items 10 through 14 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be held on April 25, 2005. (Directors and Executive Officers; Executive Compensation; Director and Management Ownership; Related Party Transactions; and Principal Accountant Fees and Services).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	The financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 34.

(2)	Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on October 12, 2004 in regards to release of the Company’s fourth quarter and year-end, 2004 earnings.

The Company filed a report on Form 8-K on December 17, 2004 in regards to the announcement of a Trust Preferred Issuance of $20 million.

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

CASCADE BANCORP	CASCADE BANCORP

/s/ Patricia L. Moss	/s/ Gregory D. Newton
Patricia L. Moss	Gregory D. Newton
President/Chief Executive Officer	Executive Vice President/Chief Financial Officer
Date: 2/25/05	Date: 2/25/05

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres Jerol E. Andres, Director	2/25/05 Date

/s/ Gary L. Capps Gary L. Capps, Director/Chairman	2/25/05 Date

/s/ Gary L. Hoffman Gary L. Hoffman, Director/Vice Chairman	2/25/05 Date

/s/ Henry H. Hewitt Henry H. Hewitt, Director	2/25/05 Date

/s/ Patricia L. Moss Patricia L. Moss, Director/President/CEO	2/25/05 Date

/s/ Ryan R. Patrick Ryan R. Patrick, Director	2/25/05 Date

/s/ James E. Petersen James E. Petersen, Director/Assistant Secretary	2/25/05 Date

EXHIBITS INDEX

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated, filed as exhibit 3.2 to registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.1	Registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

10.2	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

10.3	Deferred Compensation Plans. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant’s Form 10-KSB filed December 31, 1995, and incorporated herein by reference.

10.4	2002 Equity Incentive Plan. Filed as an exhibit to the registrant’s filing on Form S-8/A, as filed with the Securities and Exchange Commission on April 23, 2003, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 57 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002