Form 10-Q
period 2005-03-31
CASCADE BANCORP
filed 2005-05-09
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  16,840,270 shares of no par value Common Stock as of April 30, 2005.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2005

PART I

Item 1.	FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Cash and cash equivalents:
Cash and due from banks	$41,718,147	$34,915,710
Interest bearing deposits with Federal Home Loan Bank	14,829,067	3,040,978
Federal funds sold	3,896,685	13,935,467

Total cash and cash equivalents	60,443,899	51,892,155
Investment securities available-for-sale	46,431,471	45,110,418
Investment securities held-to-maturity	1,957,999	1,958,736
Federal Home Loan Bank stock	2,965,500	2,571,600
Loans, net	888,931,927	847,147,231
Premises and equipment, net	21,787,339	21,755,058
Bank-owned life insurance	14,247,431	14,065,927
Accrued interest and other assets	24,211,322	22,290,671

Total assets	$1,060,976,888	$1,006,791,796

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$365,605,130	$340,652,463
Interest bearing demand	436,232,326	415,556,155
Savings	39,146,362	36,715,012
Time	64,478,847	58,472,916

Total deposits	905,462,665	851,396,546
Junior subordinated debentures	20,619,000	20,619,000
Other borrowings	32,824,852	36,533,475
Accrued interest and other liabilities	12,204,875	11,810,330

Total liabilities	971,111,392	920,359,351
Stockholders’ equity:
Common stock, no par value; 20,000,000 shares authorized; 16,834,708 issued and outstanding (16,738,627 in 2004)	33,136,097	32,078,798
Retained earnings	56,879,190	53,706,929
Unearned compensation on restricted stock	(690,219)	(155,925)
Accumulated other comprehensive income	540,428	802,643

Total stockholders’ equity	89,865,496	86,432,445

Total liabilities and stockholders’ equity	$1,060,976,888	$1,006,791,796

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Three Months ended March 31, 2005 and 2004
(Unaudited)

	Three months ended March 31,

	2005	2004

Interest income:
Interest and fees on loans	$15,027,199	$10,839,308
Taxable interest on investments	388,758	214,543
Nontaxable interest on investments	31,445	21,689
Interest on federal funds sold	10,558	42,383
Interest on interest bearing deposits with Federal Home Loan Bank	11,752	55,897
Dividends on Federal Home Loan Bank stock	10,087	21,496

Total interest income	15,479,799	11,195,316
Interest expense:
Deposits:
Interest bearing demand	1,450,369	726,131
Savings	31,222	27,206
Time	323,241	196,665
Borrowings	531,573	110,234

Total interest expense	2,336,405	1,060,236

Net interest income	13,143,394	10,135,080
Loan loss provision	900,000	650,000

Net interest income after loan loss provision	12,243,394	9,485,080
Non-interest income:
Service charges on deposit accounts	1,520,172	1,614,864
Mortgage loan origination and processing fees	338,463	381,936
Gains on sales of mortgage loans, net	212,647	220,318
Mortgage loan servicing fees (net of amortization of mortgage servicing rights)	(52,074)	(30,827)
Gain on sale of investment securities available-for-sale	—	181,720
Other income	955,155	761,762

Total noninterest income	2,974,363	3,129,773
Non-interest expense:
Salaries and employee benefits	4,872,929	4,278,329
Net occupancy and equipment	914,495	832,999
Other expenses	2,164,991	1,868,981

Total noninterest expense	7,952,415	6,980,309

Income before income taxes	7,265,342	5,634,544
Provision for income taxes	2,748,195	2,231,085

Net income	$4,517,147	$3,403,459

Basic earnings per common share	$0.27	$0.21

Diluted earnings per common share	$0.26	$0.20

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2005 and 2004 (Unaudited)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2003		$19,147,285	$42,100,708	$(280,665)	$788,366	$61,755,694
Comprehensive income:
Net income	$3,403,459	—	3,403,459	—	—	3,403,459
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale, net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113,000 (net of income taxes of approximately $69,000)	59,465	—	—	—	59,465	59,465

Comprehensive income	$3,462,924

Amortization of unearned compensation on restricted stock		—	—	31,185	—	31,185
Issuance of stock to acquire Community Bank of Grants Pass		11,699,399	—	—	—	11,699,399
Cash dividends paid		—	(1,061,223)	—	—	(1,061,223)
Stock options exercised (51,465 shares)		225,102	—	—	—	225,102

Balance at March 31, 2004		$31,071,786	$44,442,944	$(249,480)	$847,831	$76,113,081

Balance at December 31, 2004		$32,078,798	$53,706,929	$(155,925)	$802,643	$86,432,445
Comprehensive income:
Net income	$4,517,147	—	4,517,147	—	—	4,517,147
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(262,215)	—	—	—	(262,215)	(262,215)

Comprehensive income	$4,254,932

Fair value of restricted stock grants		611,502	—	(611,502)	—	—
Amortization of unearned compensation on restricted stock		—	—	77,208	—	77,208
Cash dividends paid		—	(1,344,886)	—	—	(1,344,886)
Stock options exercised (96,081 shares)		397,279	—	—	—	397,279
Tax benefit from non-qualified stock options exercised		48,518	—	—	—	48,518

Balance at March 31, 2005		$33,136,097	$56,879,190	$(690,219)	$540,428	$89,865,496

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2005 and 2004
(Unaudited)

	Three months ended March 31,

	2005	2004

Net cash provided by operating activities	$4,218,153	$2,555,693
Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	2,129,255	1,441,518
Purchases of investment securities available-for-sale	(3,900,575)	(28,200)
Proceeds from sale of investment securities available-for-sale	—	181,720
Purchase of Federal Home Loan Bank stock	(383,900)	—
Net increase in loans	(42,472,049)	(44,496,352)
Purchase of Community Bank of Grants Pass assets, net	—	10,192,199
Purchases of premises and equipment, net	(450,547)	(1,262,195)
Purchases of life insurance contracts	(47,000)	(4,800,000)

Net cash used in investing activities	(45,124,816)	(38,771,310)
Financing activities:
Net increase in deposits	54,066,119	20,047,163
Cash dividends paid	(1,344,886)	(1,061,223)
Proceeds from issuance of common stock	445,797	225,102
Net decrease in other borrowings	(3,708,623)	(48,925)

Net cash provided by financing activities	49,458,407	19,162,117

Net increase (decrease) in cash and cash equivalents	8,551,744	(17,053,500)
Cash and cash equivalents at beginning of period	51,892,155	88,520,098

Cash and cash equivalents at end of period	$60,443,899	$71,466,598

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2005
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

          The condensed consolidated balance sheet data as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2004 Annual Report to Shareholders.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including the notes thereto, included in the Company’s 2004 Annual Report to Shareholders.

          Certain amounts for 2004 have been reclassified to conform with the 2005 presentation.

2.       Stock-Based Compensation

          The Company currently measures its stock-based compensation arrangements under the recognition and measurement principles of APB No. 25.  Accordingly, since the exercise price of each stock option which the Company has granted has been equal to the market value of the underlying common stock on the date of grant, no compensation expense has been recognized.

          SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.  The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,

	2005	2004

Net income - as reported	$4,517,147	$3,403,459
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(144,805)	(155,577)

Pro forma net income	$4,372,342	$3,247,882

Earnings per common share:
Basic - as reported	$0.27	$0.21
Basic - pro forma	$0.26	$0.20
Diluted - as reported	$0.26	$0.20
Diluted - pro forma	$0.25	$0.19

3.       Investment Securities

          Investment securities at March 31, 2005 and December 31, 2004 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

3/31/2005
Available-for-sale
U.S. Agency mortgage-backed secrities	$31,031,246	$191,708	$114,936	$31,108,018
U.S. Government and agency securities	10,500,000	56,460	69,395	10,487,065
Obligations of state and political subdivisions	2,712,006	—	45,410	2,666,596
Equity securities	957,478	846,056	—	1,803,534
Mutual fund	359,083	7,175	—	366,258

	$45,559,813	$1,101,399	$229,741	$46,431,471

Held-to-maturity
Obligations of state and political subdivisions	$1,957,999	$29,315	$27,515	$1,959,799

12/31/2004
Available-for-sale
U.S. Agency mortgage-backed secrities	$29,255,143	$308,044	$38,129	$29,525,058
U.S. Government and agency securities	10,498,229	101,633	15,774	10,584,088
Obligations of state and political subdivisions	2,741,738	6,069	20,505	2,727,302
Equity securities	957,478	947,627	—	1,905,105
Mutual fund	356,838	12,027	—	368,865

	$43,809,426	$1,375,400	$74,408	$45,110,418

Held-to-maturity
Obligations of state and political subdivisions	$1,958,736	$43,393	$3,103	$1,999,026

          Gross unrealized losses on investment securities available-for-sale are primarily attributable to increases in interest rates subsequent to the purchase of such securities.  Since management has both the intent and ability to hold the securities until maturity, management does not believe that any of the above unrealized losses on investment securities available-for-sale are other than temporary and, accordingly, no impairment adjustments are necessary.

4.       Loans and Reserve for Loan Losses

          The composition of the loan portfolio at March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005	% of gross loans	December 31, 2004	% of gross loans

Commercial	$264,525,421	29%	$253,041,395	29%
Real Estate:
Construction/lot	198,246,932	22%	179,932,290	21%
Mortgage	54,314,738	6%	52,737,011	6%
Commercial	351,683,347	39%	339,787,916	39%
Consumer	36,359,987	4%	37,209,298	4%

Loans, gross	905,130,425	100%	862,707,910	100%
Less:
Reserve for loan losses	13,142,164		12,411,568
Deferred loan fees	3,056,334		3,149,111

	16,198,498		15,560,679

Loans, net	$888,931,927		$847,147,231

          Mortgage real estate loans include mortgage loans held for sale of approximately $288,000 at March 31, 2005 and approximately $3,225,000 at December 31, 2004.  The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group.  Reserve for commitments totaled approximately $2,423,000 and $2,077,000 at March 31, 2005 and December 31, 2004, respectively.  At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

          Transactions in the reserve for loan losses for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31,

	2005	2004

Balance at beginning of period	$12,411,568	$9,398,584
Increase due to acquisition of Community Bank of Grants Pass	—	354,420.00
Loan loss provision	900,000	650,000
Recoveries	35,317	137,426
Loans charged off	(204,721)	(230,769)

Balance at end of period	$13,142,164	$10,309,661

5.       Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Loans on non-accrual status	$—	$482,791
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	471,204	—

Total non-performing assets	$471,204	$482,791

Percentage of non-performing assets to total assets	0.04%	0.05%

          The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful.  Interest income that was reversed and charged against income in 2005 and 2004 was immaterial.

          At March 31, 2005, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.       Mortgage Servicing Rights

          At March 31, 2005 and December 31, 2004, the Bank held servicing rights to mortgage loans with principal balances of approximately $500,125,000 and $502,390,000, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of March 31, 2005, management is not aware of any material mortgage loans that will be subject to repurchase.

          Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4.6 million and $4.7 million at March 31, 2005 and December 31, 2004, respectively.  The fair value of MSRs was approximately $5.4 million and $5.2 million at March 31, 2005 and December 31, 2004, respectively.  Activity in MSRs for the three months ended March 31, 2005 and 2004 was as follows: (See MD&A – Non-Interest income).

	Three months ended March 31,

	2005	2004

Balance at beginning of period	$4,663,358	$4,688,445
Additions	283,867	292,786
Amortization	(372,308)	(352,476)
Impairment adjustments	—	—

Balance at end of period	$4,574,917	$4,628,755

7.       Basic and diluted earnings per common share

          The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of restricted stock and unexercised “in the money” stock options.

          The numerators and denominators used in computing basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004 can be reconciled as follows:

	Three months ended March 31,

	2005	2004

Net income	$4,517,147	$3,403,459

Weighted-average shares outstanding - basic	16,810,632	16,579,492
Basic net income per common share	$0.27	$0.21

Incremental shares arising from restricted stock and the dilutive effect of “in the money” stock options	549,483	670,364
Weighted-average shares outstanding - diluted	17,360,115	17,249,856
Diluted net income per common share	$0.26	$0.20

8.       Recent Accounting Pronouncements

          In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the compliance date for the Financial Accounting Standards Board’s (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), which requires public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The SEC rule requires adoption of the revised statement for the Company’s fiscal year beginning January 1, 2006 instead of the Company’s third quarter beginning July 1, 2005, as described in SFAS No. 123 (R). We have commenced our analysis of the impact of SFAS No. 123 (R) and will adopt the provisions of SFAS No. 123 (R) by the January 1, 2006 deadline. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued.  Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to December 31, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $95,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2005 and the operating results for the three months then ended, included elsewhere in this report.

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

          Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds.  Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company.  Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk.  At least quarterly, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market.  Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-Interest Income, and footnote 6 of the Condensed Consolidated Financial Statements.

Highlights for the First Quarter 2005

•	Earnings Per Share: up 32% year-over-year with Net Income up 33% year-over-year
•	Loan Growth: up 35% year-over-year and 18% on linked-quarter basis (annualized)
•	Deposit Growth: up 27% year-over-year and 25% on a linked-quarter basis (annualized)
•	Net Interest Margin: 5.71% vs. 5.69% on a linked-quarter basis and 5.73% a year ago
•	Strong Credit Quality: Credit quality continued very strong with delinquencies only .09% of total loans; net charge-offs at .08% (annualized)

Financial Performance for the First Quarter:

          The Company announced strong growth and financial results for the quarter ended March 31, 2005, with diluted earnings per share up 32% to $.26 compared to $.20 for the year ago quarter.  Net income for the first quarter of 2005, was up 33% to $4.5 million compared to $3.4 million for the year ago quarter.  At March 31, 2005, the loan portfolio was 35% higher than a year ago, and during the current quarter, loan totals increased at an 18% annualized pace, underscoring a pattern of consistent growth.  Similarly, deposit balances as of March 31, 2005 were 27% higher than a year ago and increased at a 25% annualized pace during the current quarter.

          First quarter return on equity was 21.0% compared to 18.4% for the year-ago quarter, while return on assets for the current quarter was 1.80% vs. 1.77% for the first quarter of 2004.  The net interest margin was stable at 5.71% for the quarter.

          Loan Growth and Credit Quality:

          At March 31, 2005, the loan portfolio had grown to $902.1 million, up 34.9% from $668.5 million a year ago.   Loan growth during the first quarter of the year was at an 18.3% (annualized) pace when compared with the immediately preceding quarter.  The combined Central Oregon and Salem markets accounted for over 50% of total loan growth during the current quarter.  Meanwhile, the new banking offices in Portland and Southern Oregon both experienced continued healthy progress in expanding loan totals.  The Company’s new offices in the Portland and Southern Oregon markets commenced operation less than two years ago and at March 31, 2005, already represented over 28% of the Company’s total loans.

          The Company’s loan credit quality profile remained very positive with delinquent loans greater than 30 days past due at only .09% of total loans, while net loan charge-offs for the quarter were $.2 million or only .08% (annualized) of total loans, consistent with solid quality results of recent quarters.  We are particularly pleased with the strong credit quality evident in our growing portfolio of loans.  In all of our markets, our lending professionals continue to demonstrate credit discipline and mature underwriting skills while bringing a depth of local knowledge to their respective customers and markets.”

          The reserve for losses on loans and loan commitments stood at a prudent 1.46% of outstanding loans at quarter end compared to 1.44% in the preceding quarter and 1.54% for the year ago period.  Management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

          Deposit Growth:

          At March 31, 2005, deposits were up 26.9% to $905.5 million compared to $713.3 million a year ago, and $851.4 million at year-end 2004.  While period-end deposits were up strongly from year-end 2004 (an 18% annualized pace), average deposits grew at a more moderate pace of 6.7% since year-end.  Deposit growth in the winter quarter is often seasonally slower because of the cycle of tourism and construction activity in the markets served by the Company.  All markets contributed to deposit expansion in the first quarter, with Central Oregon and Salem deposits generating over two-thirds of deposit balance growth during the quarter.  At the same time, deposit balances in Portland and Southern Oregon offices grew at an annualized 35% linked-quarter pace.  Deposit growth was accomplished despite aggressive rate offers from competitor institutions.  The Bank’s top-tier technology, advanced product set and high service levels have enabled us to expand core deposit relationships despite the pricing environment.  Valuable non-interest bearing balances were approximately 40% of total deposits at March 31, 2005, comparable to recent quarters.

          Net Interest Margin and Interest Rate Risk:

          The Company reported its Net Interest Margin (NIM) was stable at 5.71% versus 5.69% in the prior quarter and 5.73% for the year ago quarter.  The margin was stable despite an accelerating cost of funds arising from the higher interest rate environment and competitive pricing pressures.  Yields earned on assets increased by 33 basis points to 6.72% for the current quarter, as compared to 6.39% in the immediately preceding quarter and 6.33% a year ago.  Meanwhile, the average rates paid on interest bearing liabilities increased 44 basis points to 1.62% for the current quarter versus 1.18% in the prior quarter and .94% a year ago.

          Depending on the path of market interest rates and competitive pricing practices, management anticipates that the margin will likely remain between 5.55% and 5.80% over the next 12 to 18 months.  The Company has a stable NIM profile within a reasonable range of stable to higher interest rates.  According to its interest rate risk model, the Company’s earnings would be slightly enhanced in the event of higher than expected market interest rates, a result of its strong core deposit base (led by its 33% deposit market share in Central Oregon) and its growing portfolio of floating rate loans.  Floating rate loans have risen from 32% to 40% of total loans over the past three years.  Over that horizon, fixed rate loans have declined from 31% to 16%, while periodically adjustable loans (typically 3 to 5 year re-pricing) have increased from 37% to 44%.  In the unlikely event of a dramatic decline in interest rates wherein the Fed Funds rate is projected to fall to 0.50% in 2006, the model predicts earnings growth could be moderately below expected levels because falling loan yields would compress against an already low cost of funds.  The margin can also be affected by factors beyond market interest rates, including aggressive price offerings on loans or deposits by competitor institutions.  See cautionary “Forward Looking Statements” below and the Company’s Form 10K report for further information on risk factors including interest rate risk.

          Non-Interest Income and Expense:

          Non-Interest Income for the first quarter of 2005 was down 5.0% compared to the year ago period because of a gain on sale of investment securities in the earlier period and lower net mortgage revenue driven by rising mortgage interest rates.  Service fee revenue was below the level of recent periods primarily because proportionately fewer customers utilized overdraft protection products during the first quarter of 2005.

          Mortgage originations and related revenues were stable on a linked-quarter basis.  Residential mortgage originations during the quarter ended March 31, 2005, totaled $30.5 million compared to $32.9 million for the year ago quarter and $31.1 million for the immediately preceding quarter.  In the event of further interest rate increases, mortgage origination volumes and revenues could continue to soften.  At March 31, 2005 the carrying value of mortgage servicing rights was at 0.91% of serviced loans compared to a fair value estimate of 1.08% of serviced loans.

          Non-Interest Expense for the first quarter of 2005 was higher by 13.9% or $1.0 million compared to the same quarter in 2004, but was up only 1% on a linked-quarter basis.  Expense increases were primarily for human resources, including staff increases and compensation and benefit programs related to the strong growth in business volumes.

RESULTS OF OPERATIONS – Three Months ended March 31, 2005 and 2004

Net Interest Income

          Net interest income increased 29.7% for the quarter ended March 31, 2005 as compared to the same period in 2004, primarily due to higher loan volumes.  During the first quarter of 2005, yields earned on assets increased to 6.72% for the current quarter, as compared to 6.39% in the immediately preceding quarter and 6.33% a year ago.  Meanwhile, the average overall cost of funds for the quarter ended March 31, 2005 was at 1.03% versus 0.72% in the prior quarter and 0.63% a year ago. The Company’s reported NIM was 5.71% for the first quarter ended March 31, 2005 compared to 5.73% in the same period a year ago.

          Primarily as a result of higher loan volume, total interest income increased approximately $4,284,000 or (38.3%) for the three months ended March 31, 2005 as compared to the same period in 2004.  Increased volumes of interest bearing deposits and borrowings in conjunction with increased interest rates caused total interest expense to increase approximately $1,276,000 (or 120.4%) for the quarter ended March 31, 2005 as compared to the same period in 2004.

Average Balances and Average Rates Earned and Paid

          The following table sets forth for the quarter ended March 31, 2005 and 2004 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company: (Dollars in thousands)

	For the quarter ended March 31,

	2005			2004

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$44,272	$389	3.56%	$30,203	$215	2.86%
Non-taxable securities (1)	4,672	31	2.69%	3,452	22	2.56%
Federal funds sold	1,684	11	2.65%	15,025	56	1.49%
Due from Federal Home Loan Bank	2,020	12	2.41%	20,234	42	0.83%
Federal Home Loan Bank stock	2,854	10	1.42%	2,336	21	3.61%
Loans (2)(3)(4)	878,551	15,027	6.94%	638,436	10,839	6.81%

Total earning assets	934,053	15,480	6.72%	709,686	11,195	6.33%
Reserve for loan losses	(12,714)			(9,918)
Cash and due from banks	37,218			27,162
Premises and equipment, net	21,753			15,235
Bank-owned life insurance	14,137			9,809
Accrued interest and other assets	20,833			17,445

Total assets	$1,015,280			$769,419

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$421,942	1,450	1.39%	$349,855	726	0.83%
Savings deposits	36,743	31	0.34%	31,879	27	0.34%
Time deposits	65,105	323	2.01%	56,270	197	1.40%
Other borrowings	60,695	532	3.55%	13,832	110	3.19%

Total interest bearing liabilities	584,485	2,336	1.62%	451,836	1,060	0.94%
Demand deposits	331,137			236,831
Other liabilities	12,276			6,706

Total liabilities	927,898			695,373
Stockholders’ equity	87,382			74,046

Total liabilities and stockholders’ equity	$1,015,280			$769,419

Net interest income		$13,144			$10,135

Net interest spread			5.10%			5.39%

Net interest income to earning assets			5.71%			5.73%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $592,000 in 2005 and $536,000 in 2004.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2005, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories. (Dollars in thousands):

	2005 compared to 2004

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$4,188	$3,972	$216
Investments and other	96	21	75

Total interest income	4,284	3,993	291
Interest expense:
Interest on deposits:
Interest bearing demand	724	144	580
Savings	4	4	—
Time deposits	126	30	96
Other borrowings	422	367	55

Total interest expense	1,276	545	731

Net interest income	$3,008	$3,448	$(440)

Loan Loss Provision

          At March 31, 2005, the reserve for losses on loans and loan commitments was 1.46% of outstanding loans, as compared to 1.54% for the year ago period.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets. At this date, management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

          Non-interest income decreased 5.1% for the quarter ended March 31, 2005 as compared to the same period in 2004, primarily due to a gain on sale of investment securities in the year ago period and lower net mortgage revenue driven by rising mortgage interest rates.  Service fee revenue was below the level of recent periods primarily because proportionately fewer customers utilized overdraft protection products during the first quarter of 2005.

          The Company originated $30.5 million in residential mortgages during the quarter ended March 31, 2005, compared to $32.9 million for the year ago quarter and $31.1 million for the immediately preceding quarter. As expected, declining volumes and narrower margins have caused mortgage revenue to fall as a percent of total revenue.  In the event of further interest rate increases, mortgage origination volumes and revenues could continue to soften.

          Generally accepted accounting principles call for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At March 31, 2005, the Company serviced $500.1 million in mortgage loans on behalf of its customers, representing approximately 4,000 mortgage loans.  The Company’s  MSRs had a book value of $4.6 million compared to a fair value of approximately $5.4 million.  Thus, there was no MSR valuation adjustment for the current quarter.  At March 31, 2005, expressed as a percentage of loans serviced, the book value of MSR was .91% of serviced mortgage loans, while fair value was approximately 1.08% of serviced mortgages.  Fair value as a percentage of loans serviced was estimated at 1.04% at December 31, 2004, and 0.94% a year ago.

Non-Interest Expense

          Non-interest expense increased 13.9% for the quarter ended March 31, 2005 compared to the same quarter in 2004.  Expense increases were primarily for human resources, including staff increases and compensation and benefit programs related to the strong growth in business volumes.

Income Taxes

          Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

          Assets continued to increase in the first quarter of 2005 with total assets increasing 5.4% to $1.1 billion at March 31, 2005 compared to $1.0 billion at December 31, 2004.  The majority of the increase is attributable to net loans which increased 4.9% to $888.9 million at March 31, 2005.  Loan growth during the quarter was primarily funded by increased deposits, which increased $54.1 million to $905.5 million.  The investment portfolio increased 19.5% to $41.7 million from $34.9 at year end 2004.

          The Company had no material off balance sheet derivative financial instruments as of March 31, 2005 and December 31, 2004.

LIQUIDITY AND SOURCES OF FUNDS

          The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank.  Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits.  The Bank has no brokered deposits at this time.  The Bank’s present funding mix is diverse, with approximately 71% of its checking account balances arising from business and public accounts and 29% from consumers.  The composition of money market and interest-bearing demand accounts was 36% business and 64% consumer.  During the periods presented, deposit growth has generally been sufficient to fund increases in loans.  Management invests excess funds in short-term and overnight money market instruments.

          A further source of funds and liquidity is the Company’s capability to borrow from reliable counterparties.  The Bank utilizes its investment securities, certain loans, FHLB Stock and certain deposits to provide collateral to support its borrowing needs.

          Policy requires the analysis and testing of liquidity to ensure ample cash flow is available under a range of circumstances.  Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available.  However depositor or counterparty behavior could change in response to competition, economic or market situations including relative returns available in stock or bond markets or other unforeseen circumstances which could have liquidity implications that may require different strategic or operational actions.

          The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At March 31, 2005, the FHLB had extended the Bank a secured line of credit of $151.1 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $27.9 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $26.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At December 31, 2004 the Bank had aggregate remaining available borrowing sources totaling $164.7 million, given sufficient collateral.

          Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, more than 1/3 of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At March 31, 2005 the Bank had approximately $373.8 million in outstanding commitments to extend credit, compared to approximately $324.8 million at year-end 2004.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Junior Subordinated Debentures and Other Borrowings

          In December 2004, the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS). The TPS are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035.  The TPS pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%.  The Trust used the proceeds received from the issuance of the TPS to purchase $20 million of junior subordinated debentures (the Debentures) of the Company.  The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.  Upon establishment of the Trust, the Company also purchased a 3% minority interest in the Trust totaling $619,000.  In accordance with industry practice, as of March 31, 2005, such amount has been included with the Debentures in the Company’s consolidated balance sheet.  The Company’s December 31, 2004, consolidated balance has been retroactively restated to conform with this presentation.  Management believes that as of December 31, 2004, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

          At March 31, 2005 the Bank had a total of approximately $29.6 million in long-term borrowings from FHLB with maturities from 2005 to 2013, bearing a weighted-average interest rate of 3.31%.  In addition, at March 31, 2005, the Bank had approximately $3.2 million in short-term borrowings with FRB.  At year-end 2004, the Bank had a total of $29.7 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.31%, and short-term borrowings with FRB of approximately $6.9 million.  See “Liquidity and Sources of Funds” section on page 18 for further discussion.

CAPITAL RESOURCES

          The Company’s total stockholders’ equity at March 31, 2005 was $89.9 million, an increase of $3.4 million from December 31, 2004.  The increase resulted from net income for the quarter of $4.5 million, less cash dividends paid to shareholders of $1.3 million during the same period.  In addition, at March 31, 2005 the Company had accumulated other comprehensive income of approximately $.5 million.

          At March 31, 2005, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 10.12% and 11.32%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

          There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

The Company filed a report on Form 8-K on January 11, 2005 in regards to release of the Company’s fourth quarter and year-end results for 2004.

The Company filed a report on Form 8-K on April 12, 2005 in regards to release of the Company’s first quarter 2005 earnings.

The Company filed a report on Form 8-K on May 3, 2005, to announce that the Company’s President & CEO was to make a presentation at the D.A. Davidson 2005 7th Annual Financial Services Conference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date 5/6/05	By	/s/ PATRICIA L. MOSS

Patricia L. Moss, President & CEO

Date 5/6/05	By	/s/ GREGORY D. NEWTON

Gregory D. Newton, EVP/Chief Financial Officer