Form 10-Q
period 2005-06-30
CASCADE BANCORP
filed 2005-08-09
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

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
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  16,864,092 shares of no par value Common Stock as of July 31, 2005.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2005

PART I

Item 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited)

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$42,892	$34,916
Interest bearing deposits with Federal Home Loan Bank	36,702	3,041
Federal funds sold	17,109	13,935

Total cash and cash equivalents	96,703	51,892
Investment securities available-for-sale	46,538	45,110
Investment securities held-to-maturity	2,915	1,959
Federal Home Loan Bank stock	3,241	2,572
Loans, net	951,679	847,147
Premises and equipment, net	21,935	21,755
Bank-owned life insurance	14,381	14,066
Accrued interest and other assets	23,836	22,291

Total assets	$1,161,228	$1,006,792

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$420,028	$340,653
Interest bearing demand	439,696	415,556
Savings	36,616	36,715
Time	70,169	58,473

Total deposits	966,509	851,397
Junior subordinated debentures	20,619	20,619
Other borrowings	69,092	36,533
Accrued interest and other liabilities	11,253	11,811

Total liabilities	1,067,473	920,360
Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized (20,000,000 in 2004); 16,848,968 issued and outstanding (16,738,627 in 2004)	33,278	32,079
Retained earnings	60,446	53,707
Unearned compensation on restricted stock	(613)	(156)
Accumulated other comprehensive income	644	802

Total stockholders’ equity	93,755	86,432

Total liabilities and stockholders’ equity	$1,161,228	$1,006,792

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Six Months and Three Months ended June 30, 2005 and 2004
(Unaudited)

	Six months ended June 30,		Three months ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$31,478	$22,482	$16,451	$11,643
Taxable interest on investments	784	459	394	245
Nontaxable interest on investments	70	43	39	22
Interest on federal funds sold	71	60	61	17
Interest on interest bearing deposits with Federal Home Loan Bank	116	89	104	32
Dividends on Federal Home Loan Bank stock	10	43	—	22

Total interest income	32,529	23,176	17,049	11,981
Interest expense:
Deposits:
Interest bearing demand	3,211	1,452	1,761	726
Savings	63	55	31	28
Time	719	383	396	186
Borrowings	1,265	227	734	117

Total interest expense	5,258	2,117	2,922	1,057

Net interest income	27,271	21,059	14,127	10,924
Loan loss provision	1,900	1,550	1,000	900

Net interest income after loan loss provision	25,371	19,509	13,127	10,024
Non-interest income:
Service charges on deposit accounts	3,097	3,346	1,576	1,731
Mortgage loan origination and processing fees	794	862	456	480
Gains on sales of mortgage loans, net	383	440	171	220
Mortgage loan servicing fees (net of amortization of mortgage servicing rights)	(84)	110	(32)	(79)
Gain on sale of investment securities available-for-sale	—	182	—	—
Other income	2,053	1,670	1,101	1,129

Total noninterest income	6,243	6,610	3,272	3,481
Non-interest expense:
Salaries and employee benefits	10,040	8,722	5,170	4,444
Net occupancy and equipment	1,828	1,675	913	842
Other expenses	4,498	3,837	2,333	1,968

Total noninterest expense	16,366	14,234	8,416	7,254

Income before income taxes	15,248	11,885	7,983	6,251
Provision for income taxes	5,811	4,554	3,063	2,323

Net income	$9,437	$7,331	$4,920	$3,928

Basic earnings per common share	$0.56	$0.44	$0.29	$0.24

Diluted earnings per common share	$0.54	$0.43	$0.28	$0.23

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2005 and 2004 (Unaudited)

(Dollars in thousands)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2003		$19,147	$42,101	$(280)	$788	$61,756
Comprehensive income:
Net income	$7,331	—	7,331	—	—	7,331
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale, net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113 (net of income taxes of approximately $69)	(364)	—	—	—	(364)	(364)

Comprehensive income	$6,967

Amortization of unearned compensation on restricted stock		—	—	62	—	62
Issuance of stock to acquire Community Bank of Grants Pass		11,700	—	—	—	11,700
Cash dividends paid		—	(2,063)	—	—	(2,063)
Stock options exercised (150,943 shares)		623	—	—	—	623

Balance at June 30, 2004		$31,470	$47,369	$(218)	$424	$79,045

Balance at December 31, 2004		$32,079	$53,707	$(156)	$802	$86,432
Comprehensive income:
Net income	$9,437	—	9,437	—	—	9,437
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(158)	—	—	—	(158)	(158)

Comprehensive income	$9,279

Fair value of restricted stock grants		611	—	(611)	—	—
Amortization of unearned compensation on restricted stock		—	—	154	—	154
Cash dividends paid		—	(2,698)	—	—	(2,698)
Stock options exercised (110,341 shares)		494	—	—	—	494
Tax benefit from non-qualified stock options exercised		94	—	—	—	94

Balance at June 30, 2005		$33,278	$60,446	$(613)	$644	$93,755

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2005 and 2004
(Unaudited)

	Six months ended June 30,

	2005	2004

	(Dollars in thousands)
Net cash provided by operating activities	$9,370	$5,199
Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	4,988	4,237
Proceeds from sale of investment securities available-for-sale	—	223
Purchases of investment securities available-for-sale	(6,723)	(8,063)
Purchases of investment securities held-to-maturity	(958)	—
Purchase of Federal Home Loan Bank stock	(659)	—
Net increase in loans	(106,049)	(114,559)
Purchase of Community Bank of Grants Pass, net	—	10,192
Purchases of premises and equipment, net	(672)	(6,092)
Purchases of life insurance contracts	(47)	(4,800)

Net cash used in investing activities	(110,120)	(118,862)
Financing activities:
Net increase in deposits	115,113	72,392
Cash dividends paid	(2,698)	(2,062)
Proceeds from issuance of common stock	588	623
Net increase in other borrowings	32,558	9,078

Net cash provided by financing activities	145,561	80,031

Net increase (decrease) in cash and cash equivalents	44,811	(33,632)
Cash and cash equivalents at beginning of period	51,892	88,520

Cash and cash equivalents at end of period	$96,703	$54,888

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2005
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

          SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.  The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the six months and three months ended June 30, 2005 and 2004 (dollars in thousands, except per share data):

	Six months ended June 30,		Three months ended June 30,

	2005	2004	2005	2004

Net income - as reported	$9,437	$7,331	$4,920	$3,928
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(292)	(297)	(147)	(156)

Pro forma net income	$9,145	$7,034	$4,773	$3,772

Earnings per common share:
Basic - as reported	$0.56	$0.44	$0.29	$0.24
Basic - pro forma	$0.54	$0.43	$0.28	$0.23
Diluted - as reported	$0.54	$0.43	$0.28	$0.23
Diluted - pro forma	$0.53	$0.41	$0.27	$0.22

3.      Investment Securities

          Investment securities at June 30, 2005 and December 31, 2004 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

6/30/2005
Available-for-sale
U.S. Agency mortgage-backed securities	$30,981	$210	$72	$31,119
U.S. Government and agency securities	10,500	47	33	10,514
Obligations of state and political subdivisions	2,697	—	43	2,654
Equity securities	957	915	—	1,872
Mutual fund	364	15	—	379

	$45,499	$1,187	$148	$46,538

Held-to-maturity
Obligations of state and political subdivisions	$2,915	$41	$24	$2,932

12/31/2004
Available-for-sale
U.S. Agency mortgage-backed securities	$29,255	$308	$38	$29,525
U.S. Government and agency securities	10,498	102	16	10,584
Obligations of state and political subdivisions	2,742	6	20	2,728
Equity securities	957	947	—	1,904
Mutual fund	357	12	—	369

	$43,809	$1,375	$74	$45,110

Held-to-maturity
Obligations of state and political subdivisions	$1,959	$43	$3	$1,999

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

4.      Loans and Reserve for Loan Losses

          The composition of the loan portfolio at June 30, 2005 and December 31, 2004 was as follows (dollars in thousands):

	June 30, 2005	% of gross loans	December 31, 2004	% of gross loans

Commercial	$297,673	31%	$253,041	29%
Real Estate:
Construction/lot	212,705	22%	179,932	21%
Mortgage	59,265	6%	52,737	6%
Commercial	363,251	37%	339,788	39%
Consumer	36,045	4%	37,210	4%

Loans, gross	968,939	100%	862,708	100%

Less:
Reserve for loan losses	14,020		12,412
Deferred loan fees	3,240		3,149

	17,260		15,561

Loans, net	$951,679		$847,147

          Mortgage real estate loans include mortgage loans held for sale of approximately $1,565,000 at June 30, 2005 and approximately $3,225,000 at December 31, 2004.  The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group.  Reserve for commitments totaled approximately $2,862,000 and $2,077,000 at June 30, 2005 and December 31, 2004, respectively.  At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

          Transactions in the reserve for loan losses for the six months ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	Six months ended June 30,

	2005	2004

Balance at beginning of period	$12,412	$9,399
Increase due to acquisition of Community Bank of Grants Pass	—	354
Loan loss provision	1,900	1,550
Recoveries	85	201
Loans charged off	(377)	(586)

Balance at end of period	$14,020	$10,918

5.       Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004

Loans on non-accrual status	$698	$483
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	471	—

Total non-performing assets	$1,169	$483

Percentage of non-performing assets to total assets	0.10%	0.05%

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

          At June 30, 2005, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.       Mortgage Servicing Rights (dollars in thousands)

          At June 30, 2005 and December 31, 2004, the Bank held servicing rights to mortgage loans with principal balances of approximately $499,728 and $502,390, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of June 30, 2005, management is not aware of any material mortgage loans that will be subject to repurchase.

          Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4,500 and $4,700 at June 30, 2005 and December 31, 2004, respectively.  The fair value of MSRs was approximately $5,200 million at June 30, 2005 and December 31, 2004. Activity in MSRs for the six months ended June 30, 2005 and 2004 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Six months ended June 30,

	2005	2004

Balance at beginning of period	$4,663	$4,688
Additions	575	692
Amortization	(723)	(861)
Impairment adjustments	—	325

Balance at end of period	$4,515	$4,844

7.      Borrowings

          At June 30, 2005 the Bank had a total of approximately $65.5 million in long-term borrowings from FHLB with maturities from 2005 to 2025, bearing a weighted-average interest rate of 3.95%.  During the second quarter of 2005, the Company increased its long-term FHLB borrowings by $36 million, bearing an average weighted interest rate of 4.47%, with maturities ranging from 2010 to 2025.  In addition, at June 30, 2005, the Bank had approximately $3.5 million in short-term borrowings with FRB.  At year-end 2004, the Bank had a total of $29.7 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.31%, and short-term borrowings with FRB of approximately $6.9 million.  See “Liquidity and Sources of Funds” section on page 18 for further discussion.

8.      Basic and diluted earnings per common share

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

          The numerators and denominators used in computing basic and diluted earnings per common share for the six months and three months ended June 30, 2005 and 2004 can be reconciled as follows (dollars and share data in thousands):

	Six months ended June 30,		Three months ended June 30,

	2005	2004	2005	2004

Net income	$9,437	$7,331	$4,920	$3,928

Weighted-average shares outstanding - basic	16,826	16,478	16,842	16,377
Basic net income per common share	$0.56	$0.44	$0.29	$0.24

Incremental shares arising from restricted stock and the dilutive effect of “in the money” stock options	556	635	562	600
Weighted-average shares outstanding - diluted	17,382	17,113	17,404	16,977
Diluted net income per common share	$0.54	$0.43	$0.28	$0.23

9.      Recent Accounting Pronouncements

          In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the compliance date for the Financial Accounting Standards Board’s (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), which requires public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The SEC rule requires adoption of the revised statement for the Company’s fiscal year beginning January 1, 2006 instead of the Company’s third quarter beginning July 1, 2005, as described in SFAS No. 123 (R). We have commenced our analysis of the impact of SFAS No. 123 (R) and will adopt the provisions of SFAS No. 123 (R) by the January 1, 2006 deadline. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued.  Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to December 31, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $98,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2005 and the operating results for the six and three months then ended, included elsewhere in this report.

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

Highlights for the Second Quarter 2005

•	Earnings Per Share: up 24.4% year-over-year with Net Income up 25.3% year-over-year

•	Loan Growth: up 30.8% year-over-year and 28.2% on linked-quarter basis (annualized)

•	Deposit Growth: up 26.2% year-over-year and 27.0% on a linked-quarter basis (annualized)

•	Net Interest Margin: 5.67% vs. 5.71% on a linked-quarter basis and 5.72% a year ago

•	Strong Credit Quality: Credit quality continued very strong with delinquencies only .04% of total loans; net charge-offs at .05% (annualized)

          Financial Performance for the First Quarter:

          The Company announced another quarter of strong financial results driven by the ongoing economic strength in its market areas.  For the quarter ended June 30, 2005, diluted earnings per share increased 24.4% to $.28 compared to $.23 for the year ago quarter.  Net income for the quarter was up 25.3% to $4.9 million compared to $3.9 million for the year ago quarter.  At June 30, 2005, the loan portfolio was 30.8% higher than a year ago, and grew at a 28.2% linked-quarter pace (annualized) during the second quarter.  Similarly, deposit balances as of June 30, 2005 were 26.2% higher than a year ago and increased at a 27.0% linked-quarter pace (annualized).

          Second quarter return on equity was 21.7% compared to 20.5% for the year-ago quarter, while return on assets for the current quarter was 1.81% vs. 1.89% for the second quarter of 2004.  The net interest margin was modestly lower for the quarter, at 5.67% compared to 5.71% in the prior quarter, mainly a result of higher rates paid on deposit accounts arising from the steady increase in short-term market interest rates over the past year (see Net Interest Margin discussion below).

          Loan Growth and Credit Quality:

          At June 30, 2005, the loan portfolio had grown to $965.7 million, up 30.8% from $738.3 million a year ago.    Loan growth during the second quarter of the year was $63 million, a 28.2% (annualized) pace when compared with the immediately preceding quarter.  Loan growth was well distributed by region and by loan type, as commercial, construction, and commercial real estate lending were strong.  The combined Central Oregon and Salem markets accounted for 53% of total loan growth during the current quarter while the new banking offices in Portland and Southern Oregon saw continued solid expansion in loan totals.  The Company’s new offices in the Portland and Southern Oregon markets commenced operation about two years ago and at June 30, 2005 represented over 30% of the Company’s total loans.

          The Company’s loan credit quality profile remained strong with delinquent loans greater than 30 days past due at only .04% of total loans, while net loan charge-offs for the quarter were only .05% (annualized) of total loans, consistent with solid quality results of recent quarters.  The reserve for losses on loans and loan commitments stood at a prudent 1.45% of outstanding loans at quarter end, very comparable to the 1.46% in the preceding quarter and 1.48% for the year ago period.  In keeping with the quarter’s strong loan growth, loan loss provision expense was $1 million, up from $.9 million in both the preceding and year ago periods.  Management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

          Deposit Growth:

          At June 30, 2005, deposits were up 26.2% to $966.5 million compared to $765.7 million a year ago, and up 27.0% (annualized) compared to the immediately preceding quarter.  Central Oregon generated significant deposit growth during the quarter buoyed by the summer real estate sales and construction season.  At the same time, deposit balances in Portland and Southern Oregon offices grew at an 18% linked-quarter pace (annualized).  Non-interest bearing balances continued strong, averaging approximately 41% of total deposits, as real estate mortgage transaction volumes translated into higher business, consumer and title company balances.

          Net Interest Margin and Interest Rate Risk:

          The Company reported a 5.67% Net Interest Margin (NIM) for the second quarter compared to 5.71% in the prior quarter and 5.72% for the year ago quarter.  With steadily increasing short term rates and the flattening of the yield curve, the NIM has narrowed because yields on earning assets lagged the increase in rates paid on customer deposits.  Yields on earning assets increased by 11 basis points to 6.83%, as compared to 6.72% in the immediately preceding quarter and 6.27% a year ago.  Meanwhile, the average rates paid on interest-bearing liabilities increased 30 basis points to 1.92% versus 1.62% in the prior quarter and .90% a year ago.  Also contributing to the higher overall cost of funds was the addition of $36 million in long-term FHLB borrowings during the quarter, bearing an average weighted interest rate of 4.47%, with maturities ranging from 2010 to 2025.  These long-term borrowings were designed to mitigate interest rate risk by matching the approximate 7 year duration of a recently recorded large municipal loan combined with other previously booked originations.

          Depending on the path of market interest rates and competitive pricing practices, management anticipates that the margin will likely remain between 5.50% and 5.70% over the next 12 to 18 months.  The Company has a stable interest rate risk profile within a reasonable range of stable to higher interest rates.  According to its interest rate risk model, the Company’s earnings would be slightly enhanced in the event of higher than expected market interest rates, a result of its strong core deposit base (led by its 33% deposit market share in Central Oregon) and its growing portfolio of floating rate loans.  Floating rate loans have risen from 32% to 40% of total loans over the past three years.  Over that horizon, fixed rate loans have declined from 31% to 16%, while periodically adjustable loans (typically 3 to 5 year re-pricing) have increased from 37% to 44%.  In the unlikely scenario wherein the Fed Funds rate falls to 0.50% by 2007 (compared to today’s 3.25%), the model predicts earnings growth could be moderately below expected levels because falling loan yields would compress against an already low cost of funds.  The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions.  See cautionary “Forward Looking Statements” below and the Company’s Form 10K report for further information on risk factors including interest rate risk.

          Non-Interest Income and Expense:

          Non-Interest Income for the second quarter of 2005 was 10.1% higher than the immediately preceding quarter as mortgage origination volume and related revenues increased.  Service charges and overdraft protection fees were modestly above the prior quarter but remain below year-ago levels.  Year-over-year, non-interest income was down 6.0% because proportionately fewer customers utilized overdraft protection products than in the year-ago period.

          Single Family mortgage originations and related revenues improved on a linked-quarter basis due to strong purchase activity and lower mortgage interest rates.  Residential mortgage originations during the quarter ended June 30, 2005, totaled $39.2 million up from $30.5 million for the immediately preceding quarter but below the $44.1 million in the year ago quarter.  At June 30, 2005 the Company serviced approximately $500 million in mortgage loans for customers.  The related carrying value of mortgage servicing rights was at 0.90% of serviced loans compared to a fair value estimate of 1.04% of serviced loans.

          Non-Interest Expense for the second quarter of 2005 was 16.0% above the same quarter in 2004 and 5.9% above the immediately preceding quarter.  Growth related staffing, salaries and incentive compensation were the primarily cause in all periods.  During the second quarter the Company successfully hired professional bankers in all of its key markets consistent with its growth goals.

RESULTS OF OPERATIONS – Six Months and Three Months ended June 30, 2005 and 2004

Net Interest Income

          Net interest income increased 29.5% for the six months and increased 29.3% for the quarter ended June 30, 2005 as compared to the same periods in 2004, as interest earned on higher loan volumes outweighed the effect of a higher cost of funds.  During the second quarter of 2005, yields earned on assets increased to 6.83% for the current quarter, as compared to 6.72% in the immediately preceding quarter and 6.27% a year ago.  Meanwhile, the average overall cost of funds for the quarter ended June 30, 2005 was at 1.19% versus 1.03% in the prior quarter and 0.56% a year ago. The Company’s reported NIM was 5.67% for the second quarter ended June 30, 2005 compared to 5.72% in the same period a year ago.

          Primarily as a result of higher loan volume, total interest income increased approximately $9,353,000 (or 40.4%) for the six months and increased $5,068,000  (or 42.3%) for the three months ended June 30, 2005 as compared to the same periods in 2004.  Increased volumes of interest bearing deposits and borrowings in conjunction with increased interest rates caused total interest expense to increase approximately $3,141,000 (or 148.4%) for the six months and increase $1,865,000 (or 176.5%) for the quarter ended June 30, 2005 as compared to the same periods in 2004.

Average Balances and Average Rates Earned and Paid

          The following table sets forth for the quarter ended June 30, 2005 and 2004 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	For the quarter ended June 30,

	2005			2004

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$42,702	$394	3.70%	$32,382	$245	3.03%
Non-taxable securities (1)	5,440	39	2.88%	3,460	22	2.55%
Federal funds sold	8,110	61	3.02%	7,459	17	0.91%
Due from Federal Home Loan Bank	15,541	104	2.68%	13,834	32	0.93%
Federal Home Loan Bank stock	3,091	—	0.00%	2,368	22	3.73%
Loans (2)(3)(4)	926,398	16,451	7.12%	706,990	11,643	6.61%

Total earning assets	1,001,282	17,049	6.83%	766,493	11,981	6.27%
Reserve for loan losses	(13,459)			(10,479)
Cash and due from banks	40,940			32,067
Premises and equipment, net	21,931			16,400
Bank-owned life insurance	14,381			13,534
Accrued interest and other assets	22,816			17,583

Total assets	$1,087,891			$835,598

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$432,217	1,761	1.63%	$368,489	726	0.79%
Savings deposits	37,352	31	0.33%	33,076	28	0.34%
Time deposits	67,748	396	2.34%	53,005	186	1.41%
Other borrowings	73,334	734	4.01%	16,749	117	2.80%

Total interest bearing liabilities	610,651	2,922	1.92%	471,319	1,057	0.90%
Demand deposits	373,175			278,451
Other liabilities	13,238			8,793

Total liabilities	997,064			758,563
Stockholders’ equity	90,827			77,035

Total liabilities and stockholders’ equity	$1,087,891			$835,598

Net interest income		$14,127			$10,924

Net interest spread			4.91%			5.37%

Net interest income to earning assets (5)			5.67%			5.72%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $665,000 in 2005 and $607,000 in 2004.
(4)	Includes mortgage loans held for sale.
(5)	Includes effect of municipal loans on a tax-equivalent basis.

Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2005, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2005 compared to 2004

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$4,808	$3,613	$1,195
Investments and other	260	103	157

Total interest income	5,068	3,716	1,352
Interest expense:
Interest on deposits:
Interest bearing demand	1,036	125	911
Savings	3	4	(1)
Time deposits	210	52	158
Other borrowings	616	394	222

Total interest expense	1,865	575	1,290

Net interest income	$3,203	$3,141	$62

Loan Loss Provision

          At June 30, 2005, the reserve for losses on loans and loan commitments was 1.45% of outstanding loans, as compared to 1.54% for the year ago period.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets. At this date, management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

          Non-interest income decreased 5.6% for the six months and decreased 6.0% for the quarter ended June 30, 2005 as compared to the same periods in 2004. Service charge income decreased in both periods primarily due to proportionately fewer customers utilized overdraft protection products than in the year ago periods. The decrease for the six-month periods was primarily due to a gain on sale of investment securities recorded in the year ago period and lower net mortgage revenue.

          The Company originated $39.2 million in residential mortgages during the quarter ended June 30, 2005, compared to $44.1 million for the year ago quarter and $30.5 million for the immediately preceding quarter. As expected, declining volumes and narrower margins have caused mortgage revenue to fall as a percent of total revenue.  In the event of further interest rate increases, mortgage origination volumes and revenues could continue to soften.

          Generally accepted accounting principles call for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At June 30, 2005, the Company serviced $499.7 million in mortgage loans on behalf of its customers, representing approximately 4,000 mortgage loans.  The Company’s  MSRs had a book value of $4.5 million compared to a fair value of approximately $5.2 million.  Thus, there was no MSR valuation adjustment for the current quarter.  At June 30, 2005, expressed as a percentage of loans serviced, the book value of MSR was .90% of serviced mortgage loans, while fair value was approximately 1.04% of serviced mortgages.  Fair value as a percentage of loans serviced was estimated at 1.04% at December 31, 2004, and 1.13% a year ago.

Non-Interest Expense

          Non-interest expense increased 15.0% for the six months 16.0% for the quarter ended June 30, 2005, compared to the same periods in 2004.  Expense increases were primarily due to increased staffing and incentive compensation related to the strong growth in business volumes.

Income Taxes

          Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

          Assets continued to increase in the second quarter of 2005 with total assets increasing 15.3% to $1.2 billion at June 30, 2005 compared to $1.0 billion at December 31, 2004.  The majority of the increase is attributable to net loans which increased 12.3% to $951.7 million at June 30, 2005.  Loan growth during the six month period was primarily funded by increased deposits, which increased $115.1 million to $966.5 million.  The investment portfolio increased 5.1% to $49.5 million from $47.1 at year end 2004.

          The Company had no material off balance sheet derivative financial instruments as of June 30, 2005 and December 31, 2004.

LIQUIDITY AND SOURCES OF FUNDS

          The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank.  Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits.  The Bank has no brokered deposits at this time.  The Bank’s present funding mix is diverse, with approximately 58% of its checking account balances arising from business and public accounts and 42% from consumers.  The composition of money market and interest-bearing demand accounts was 56% business and 44% consumer.  During the periods presented, deposit growth has generally been sufficient to fund increases in loans.  Management invests excess funds in short-term and overnight money market instruments.

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

          The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At June 30, 2005, the FHLB had extended the Bank a secured line of credit of $173.8 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $27.2 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $31.5 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At June 30, 2005, the Bank had aggregate remaining available borrowing sources totaling $163.4 million, given sufficient collateral.

          Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, more than 30% of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At June 30, 2005 the Bank had approximately $427.9 million in outstanding commitments to extend credit, compared to approximately $324.8 million at year-end 2004.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Junior Subordinated Debentures and Other Borrowings

          In December 2004, the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS). The TPS are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035.  The TPS pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%.  The Trust used the proceeds received from the issuance of the TPS to purchase $20 million of junior subordinated debentures (the Debentures) of the Company.  The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.  Upon establishment of the Trust, the Company also purchased a 3% minority interest in the Trust totaling $619,000.  In accordance with industry practice, as of June 30, 2005, such amount has been included with the Debentures in the Company’s consolidated balance sheet.  The Company’s December 31, 2004, consolidated balance has been retroactively restated to conform with this presentation.  Management believes that as of December 31, 2004, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

          At June 30, 2005 the Bank had a total of approximately $65.5 million in long-term borrowings from FHLB with maturities from 2005 to 2025, bearing a weighted-average interest rate of 3.95%.  In addition, at June 30, 2005, the Bank had approximately $3.5 million in short-term borrowings with FRB.  At year-end 2004, the Bank had a total of $29.7 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.31%, and short-term borrowings with FRB of approximately $6.9 million.  See “Liquidity and Sources of Funds” section on page 18 for further discussion.

CAPITAL RESOURCES

          The Company’s total stockholders’ equity at June 30, 2005 was $93.8 million, an increase of $7.3 million from December 31, 2004.  The increase resulted from net income for the six months ended June 30, 2005 of $9.4 million, less cash dividends paid to shareholders of $2.7 million during the same period.  In addition, at June 30, 2005 the Company had accumulated other comprehensive income of approximately $.6 million.

          At June 30, 2005, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.79% and 11.08%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

PART II - OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders

	(a)	April 25, 2005, Annual Meeting
	(b)	Need not be completed
	(c)	The following matters were voted on at the Annual Meeting of Shareholders held on April 25, 2005:

Proposal #1:	Election of Directors

Director	Number of Votes “FOR”	Number of Votes “WITHHELD”	Total Number of Votes

Gary L. Capps	15,074,477	244,983	15,319,460
James E. Petersen	14,108,860	1,210,600	15,319,460
Ryan R. Patrick	15,064,937	254,523	15,319,460

Proposal #2:	Approval to amend the Articles of Incorporation to increase # of Authorized Shares

Number of Votes “FOR”	Number of Votes “WITHHELD”	Number of Votes “ABSTAIN”	Total Number of Votes

14,513,531	669,185	136,744	15,319,460

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		31.1	Certification of Chief Executive Officer
		31.2	Certification of Chief Financial Officer
		32	Certification Pursuant to Section 906

	(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on July 12, 2005 in regards to release of the Company’s second quarter earnings.

The Company filed a report on Form 8-K on July 19, 2005 in regards to release announcing Gary L. Hoffman, M.D. elected as chairman of the Board.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date 8/5/05	By	/s/ PATRICIA L. MOSS

Patricia L. Moss, President & CEO

Date 8/5/05	By	/s/ GREGORY D. NEWTON

Gregory D. Newton, EVP/Chief Financial Officer