Form 10-Q
period 2005-09-30
CASCADE BANCORP
filed 2005-11-09
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,895,785 shares of no par value Common Stock as of October 31, 2005.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2005

PART I

Item 1.	FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Unaudited)

	September 30, 2005	December 31, 2004

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,243	$34,916
Interest bearing deposits with Federal Home Loan Bank	139,577	3,041
Federal funds sold	48,771	13,935

Total cash and cash equivalents	225,591	51,892
Investment securities available-for-sale	53,699	45,110
Investment securities held-to-maturity	3,452	1,959
Federal Home Loan Bank stock	3,241	2,572
Loans, net	1,006,804	847,147
Premises and equipment, net	22,617	21,755
Bank-owned life insurance	15,832	14,066
Accrued interest and other assets	23,511	22,291

Total assets	$1,354,747	$1,006,792

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$459,940	$340,653
Interest bearing demand	587,483	415,556
Savings	37,148	36,715
Time	68,887	58,473

Total deposits	1,153,458	851,397
Junior subordinated debentures	20,619	20,619
Other borrowings	69,284	36,533
Accrued interest and other liabilities	12,445	11,811

Total liabilities	1,255,806	920,360
Stockholders’ equity:
Common stock, no par value;
35,000,000 shares authorized (20,000,000 in 2004); 16,895,785 issued and outstanding (16,738,627 in 2004)	33,517	32,079
Retained earnings	65,268	53,707
Unearned compensation on restricted stock	(517)	(156)
Accumulated other comprehensive income	673	802

Total stockholders’ equity	98,941	86,432

Total liabilities and stockholders’ equity	$1,354,747	$1,006,792

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Nine Months and Three Months ended September 30, 2005 and 2004
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$49,937	$35,310	$18,458	$12,827
Taxable interest on investments	1,232	766	449	307
Nontaxable interest on investments	115	65	45	22
Interest on federal funds sold	243	73	172	14
Interest on interest bearing deposits with Federal Home Loan Bank	309	121	193	32
Dividends on Federal Home Loan Bank stock	10	63	—	19

Total interest income	51,846	36,398	19,317	13,221
Interest expense:
Deposits:
Interest bearing demand	5,508	2,235	2,297	784
Savings	95	86	33	30
Time	1,180	572	461	189
Borrowings	2,202	414	936	187

Total interest expense	8,985	3,307	3,727	1,190

Net interest income	42,861	33,091	15,590	12,031
Loan loss provision	3,050	2,750	1,150	1,200

Net interest income after loan loss provision	39,811	30,341	14,440	10,831
Non-interest income:
Service charges on deposit accounts	4,665	5,048	1,568	1,702
Mortgage loan origination and processing fees	1,330	1,232	535	370
Gains on sales of mortgage loans, net	580	561	197	120
Mortgage loan servicing fees (net of amortization of mortgage servicing rights)	(203)	52	(119)	(57)
Gains on sale of other real estate owned	196	—	196	—
Gain on sale of investment securities available-for-sale	—	182	—	—
Other income	3,169	2,680	1,116	1,010

Total noninterest income	9,737	9,755	3,493	3,145
Non-interest expense:
Salaries and employee benefits	15,336	13,211	5,296	4,488
Net occupancy and equipment	2,798	2,509	971	834
Other expenses	6,835	5,972	2,336	2,136

Total noninterest expense	24,969	21,692	8,603	7,458

Income before income taxes	24,579	18,404	9,330	6,518
Provision for income taxes	8,970	6,950	3,158	2,395

Net income	$15,609	$11,454	$6,172	$4,123

Basic earnings per common share	$0.93	$0.69	$0.37	$0.25

Diluted earnings per common share	$0.90	$0.66	$0.35	$0.24

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

(Dollars in Thousands)	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2003		$19,147	$42,101	$(280)	$788	$61,756
Comprehensive income:
Net income	$11,454	—	11,454	—	—	11,454
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale, net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113 (net of income taxes of approximately $69)	(138)	—	—	—	(138)	(138)

Comprehensive income	$11,316

Amortization of unearned compensation on restricted stock		—	—	93	—	93
Issuance of stock to acquire Community Bank of Grants Pass		11,700	—	—	—	11,700
Cash dividends paid		—	(3,232)	—	—	(3,232)
Stock options exercised (161,316 shares)		660	—	—	—	660

Balance at September 30, 2004		$31,507	$50,323	$(187)	$650	$82,293

Balance at December 31, 2004		$32,079	$53,707	$(156)	$802	$86,432
Comprehensive income:
Net income	$15,609	—	15,609	—	—	15,609
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(129)	—	—	—	(129)	(129)

Comprehensive income	$15,480

Fair value of restricted stock grants		590	—	(590)	—	—
Amortization of unearned compensation on restricted stock		—	—	229	—	229
Cash dividends paid		—	(4,048)	—	—	(4,048)
Stock options exercised (157,158 shares)		754	—	—	—	754
Tax benefit from non-qualified stock options exercised		94	—	—	—	94

Balance at September 30, 2005		$33,517	$65,268	$(517)	$673	$98,941

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2005 and 2004
(Unaudited)

	Nine months ended September 30,

	2005	2004

	(Dollars in thousands)
Net cash provided by operating activities	$18,753	$14,791
Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	9,137	6,677
Proceeds from sale of investment securities available-for-sale	—	223
Purchases of investment securities available-for-sale	(18,014)	(14,683)
Purchases of investment securities held-to-maturity	(1,498)	—
Purchase of Federal Home Loan Bank stock	(659)	—
Net increase in loans	(162,127)	(176,724)
Purchase of Community Bank of Grants Pass, net	—	10,192
Purchases of premises and equipment, net	(2,148)	(7,198)
Purchases of life insurance contracts	(1,357)	(4,800)

Net cash used in investing activities	(176,666)	(186,313)
Financing activities:
Net increase in deposits	302,061	144,625
Cash dividends paid	(4,048)	(3,231)
Proceeds from issuance of common stock	848	660
Net increase in other borrowings	32,751	24,711

Net cash provided by financing activities	331,612	166,765

Net increase (decrease) in cash and cash equivalents	173,699	(4,757)
Cash and cash equivalents at beginning of period	51,892	88,520

Cash and cash equivalents at end of period	$225,591	$83,763

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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

          SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.  The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the nine months and three months ended September 30, 2005 and 2004 (dollars in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,

	2005	2004	2005	2004

Net income - as reported	$15,609	$11,454	$6,172	$4,123
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(426)	(453)	(133)	(156)

Pro forma net income	$15,183	$11,001	$6,039	$3,967

Earnings per common share:
Basic - as reported	$0.93	$0.69	$0.37	$0.25
Basic - pro forma	$0.90	$0.66	$0.36	$0.24
Diluted - as reported	$0.90	$0.66	$0.35	$0.24
Diluted - pro forma	$0.87	$0.64	$0.35	$0.23

3.	Investment Securities

          Investment securities at September 30, 2005 and December 31, 2004 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

9/30/2005
Available-for-sale
U.S. Agency mortgage-backed securities	$36,617	$151	$110	$36,658
U.S. Government and agency securities	11,991	32	50	11,973
Obligations of state and political subdivisions	2,683	—	35	2,648
Equity securities	957	1,088	—	2,045
Mutual fund	364	11	—	375

	$52,612	$1,282	$195	$53,699

Held-to-maturity
Obligations of state and political subdivisions	$3,452	$46	$22	$3,476

12/31/2004
Available-for-sale
U.S. Agency mortgage-backed securities	$29,255	$308	$38	$29,525
U.S. Government and agency securities	10,498	102	16	10,584
Obligations of state and political subdivisions	2,742	6	20	2,728
Equity securities	957	947	—	1,904
Mutual fund	357	12	—	369

	$43,809	$1,375	$74	$45,110

Held-to-maturity
Obligations of state and political subdivisions	$1,959	$43	$3	$1,999

          Gross unrealized losses on investment securities available-for-sale are primarily attributable to increases in interest rates subsequent to the purchase of such securities.  Management does not consider any portion of these securities to be other-than-temporarily impaired and the Company has the ability and intent to hold these securities until maturity.

4.	Loans and Reserve for Loan Losses

          The composition of the loan portfolio at September 30, 2005 and December 31, 2004 was as follows (dollars in thousands):

	September 30, 2005	% of gross loans	December 31, 2004	% of gross loans

Commercial	$311,998	30%	$253,041	29%
Real Estate:
Construction/lot	209,829	20%	179,932	21%
Mortgage	59,106	6%	52,737	6%
Commercial	407,715	40%	339,788	39%
Consumer	36,325	4%	37,210	4%

Loans, gross	1,024,973	100%	862,708	100%

Less:
Reserve for loan losses	14,835		12,412
Deferred loan fees	3,334		3,149

	18,169		15,561

Loans, net	$1,006,804		$847,147

          Mortgage real estate loans include mortgage loans held for sale of approximately $4,439,000 at September 30, 2005 and approximately $3,225,000 at December 31, 2004.  The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group.  Reserve for commitments totaled approximately $2,857,000 and $2,077,000 at September 30, 2005 and December 31, 2004, respectively.  At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

          Transactions in the reserve for loan losses for the nine months ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	Nine months ended September 30,

	2005	2004

Balance at beginning of period	$12,412	$9,399
Increase due to acquisition of Community Bank of Grants Pass	—	354
Loan loss provision	3,050	2,750
Recoveries	169	338
Loans charged off	(796)	(941)

Balance at end of period	$14,835	$11,900

5.	Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30, 2005	December 31, 2004

Loans on non-accrual status	$215	$483
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	—	—

Total non-performing assets	$215	$483

Percentage of non-performing assets to total assets	0.02%	0.05%

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

          At September 30, 2005, except as discussed above, there were no potential material problem loans where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.	Mortgage Servicing Rights (dollars in thousands)

          At September 30, 2005 and December 31, 2004, the Bank held servicing rights to mortgage loans with principal balances of approximately $501,286 and $502,390, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of September 30, 2005, management is not aware of any material mortgage loans that will be subject to repurchase.

          Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4,500 and $4,700 at September 30, 2005 and December 31, 2004, respectively.  The fair value of MSRs was approximately $5.2 million at September 30, 2005 and December 31, 2004. Activity in MSRs for the nine months ended September 30, 2005 and 2004 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Nine months ended September 30,

	2005	2004

Balance at beginning of period	$4,663	$4,688
Additions	1,045	976
Amortization	(1,178)	(1,241)
Impairment adjustments	—	325

Balance at end of period	$4,530	$4,748

7.	Borrowings

          At September 30, 2005 the Bank had a total of approximately $66.3 million in long-term borrowings from FHLB with maturities from 2005 to 2025, bearing a weighted-average interest rate of 3.95%.  In addition, at September 30, 2005, the Bank had approximately $3.0 million in short-term borrowings with FRB.  At year-end 2004, the Bank had a total of $29.7 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.31%, and short-term borrowings with FRB of approximately $6.9 million.  See “Liquidity and Sources of Funds” section on page 18 for further discussion.

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

          The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2005 and 2004 can be reconciled as follows (dollars and share data in thousands):

	Nine months ended September 30,		Three months ended September 30,

	2005	2004	2005	2004

Net income	$15,609	$11,454	$6,172	$4,123

Weighted-average shares outstanding - basic	16,842	16,651	16,874	16,705
Basic net income per common share	$0.93	$0.69	$0.37	$0.25

Incremental shares arising from restricted stock and the dilutive effect of “in the money” stock options	560	626	567	598
Weighted-average shares outstanding - diluted	17,402	17,278	17,441	17,303
Diluted net income per common share	$0.90	$0.66	$0.35	$0.24

9.	Recent Accounting Pronouncements

          In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the compliance date for the Financial Accounting Standards Board’s (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), which requires public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The SEC rule requires adoption of the revised statement for the Company’s fiscal year beginning January 1, 2006 instead of the Company’s third quarter beginning July 1, 2005, as described in SFAS No. 123 (R). We have commenced our analysis of the impact of SFAS No. 123 (R) and will adopt the provisions of SFAS No. 123 (R) by the January 1, 2006 deadline. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued.  Based on the stock-based compensation awards outstanding as of September 30, 2005 for which the requisite service is not expected to be fully rendered prior to December 31, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $96,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2005 and the operating results for the nine and three months then ended, included elsewhere in this report.

Cautionary Information Concerning Forward-Looking Statements

          The following section contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word “expects,” “believes,” “anticipates” and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Specific risks and uncertainties include, but are not limited to, general business and economic conditions, changes in interest rates including timing or relative degree of change, and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

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

Highlights for the Third Quarter 2005

	Excluding Non-Recurring Items		As Reported

	As Adjusted	YOY %	Actual	YOY %

EPS	$0.32	35.3%	$0.35	48.5%
Net Income	$5.6 million	36.8%	$6.2 million	49.7%
Loans	$1.0 billion	27.6%	No Change	No Change
Deposits	$1.1 billion	25.7%	$1.2 billion	37.7%
ROA	1.87%	3.3%	2.05%	13.3%
ROE	23.54%	14.9%	25.78%	25.8%

          Financial Performance for the Third Quarter:

          Third quarter core earnings per share increased 35.3% year-over-year, excluding non-recurring items of approximately $.03 per share arising from a corporate state tax credit plus a gain on the sale of other real estate.  For the quarter ended September 30, 2005 (and including the above referenced non-recurring items), earnings per share (diluted) increased 48.5% to $.35 compared to $.24 for the year ago quarter.  Net income for the quarter was up 49.4% to $6.2 million compared to $4.1 million for the year ago quarter.  At September 30, 2005, the loan portfolio was 27.6% higher than a year ago, and grew at a 23.2% linked-quarter pace (annualized) during the third quarter.  Actual deposit balances were up 37.7% compared to the year ago quarter but included a large overnight deposit of approximately $100 million that has been disbursed subsequent to quarter-end.  After adjustment for this item, deposits were up 25.7% and increased at a 36.0% linked-quarter pace (annualized). The Company often experiences strong third quarter deposit flows due to the seasonal peak of tourism and real-estate transaction activity.

          Third quarter return on equity was 25.7% compared to 20.5% for the year-ago quarter, while return on assets for the current quarter was 2.05% vs. 1.81% for the third quarter of 2004.  The net interest margin eased to 5.65% compared to 5.67% in the prior quarter, and lower than the year ago quarter of 5.76%.  This gradual easing of the margin is the result of higher deposit cost of funds arising from the steady increase in short-term market interest rates over the past year (see Net Interest Margin discussion below).

Loan Growth and Credit Quality:

          At September 30, 2005, for the first time in Company history, the loan portfolio exceeded $1.0 billion, up 27.6% from $800.6 million a year ago.  Loan growth during the third quarter was $56 million, an increase of 23.2% on a linked-quarter basis (annualized) when compared with the immediately preceding quarter.  Loan growth was well distributed by region and by loan type.  The Central Oregon and Salem markets together accounted for 31% of total loan growth during the current quarter while the new banking offices in Portland and Southern Oregon saw continued solid expansion in loan totals.  These regions commenced operation about two years ago and at September 30, 2005 represented over 32% of the Company’s total loans.

          The Company’s loan credit quality profile remained strong with delinquent loans greater than 30 days past due at only .04% of total loans, while net loan charge-offs for the quarter were only .10% (annualized) of total loans, consistent with solid quality results of recent quarters.  The Company disposed of its only foreclosed property during the quarter, resulting in a non-recurring gain of approximately $.01 per diluted share.  The reserve for losses on loans and loan commitments stood at a prudent 1.45% of outstanding loans at quarter end, unchanged from the preceding quarter and comparable to 1.49% for the year ago period.  In keeping with the quarter’s strong loan growth, loan loss provision expense was $1.15 million, up from $.90 million in the preceding quarter and comparable to the $1.20 million in the year ago period.  Management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

Deposit Growth:

          Total deposits exceeded $1 billion for the first time, up 37.7% to $1.2 billion compared to $837.9 million the year-ago quarter.  At September 30, 2005, deposit balances included a large overnight deposit of approximately $100 million that had been disbursed subsequent to quarter-end.  Adjusting for this large overnight deposit, the year-over-year increase was a strong 25.7%, and on a linked-quarter basis adjusted deposits were up 36.0% (annualized).  Both Central Oregon and Salem markets generated significant deposit growth during the quarter buoyed by the seasonal peak in tourism, real estate sales and construction season.  At the same time, deposit balances in the Portland and Southern Oregon offices grew at a 32% linked-quarter pace (annualized).  Non-interest bearing balances continued strong, averaging approximately 40% of total deposits as the Company continued to expand its business customer base.

Net Interest Margin and Interest Rate Risk:

          The Company reported a 5.65% Net Interest Margin (NIM) for the third quarter compared to 5.67% in the prior quarter and 5.76% for the year ago quarter.  With short-term interest rates continuing to climb, yields on earning assets increased to 6.97%, compared to 6.83% in the immediately preceding quarter and 6.33% a year ago.  Meanwhile, the average rates paid on interest-bearing liabilities increased to 2.24% versus 1.92% in the prior quarter and .95% a year ago.

          The Company has a relatively stable interest rate risk profile within a reasonable range of rates as currently predicted by financial markets; Management anticipates that the margin may remain between 5.50% and 5.70% over the next 12 to 18 months. With today’s relatively flat yield curve, the Company’s interest rate risk model indicates a continued easing of the margin is likely toward the lower end of this range.  A slightly inverted yield curve could moderately amplify such an outcome.  The model also indicates that earnings would be slightly enhanced in the event of higher than expected market interest rates, a result of its strong core deposit base and its growing portfolio of floating rate loans.  In the highly unlikely scenario wherein the Fed Funds rate falls to 0.50% by 2006 (compared to today’s 3.75%), the model predicts earnings growth could be moderately below expected levels because falling loan yields would compress against an already low cost of funds.  The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions.  See cautionary “Forward Looking Statements” below and the Company’s Form 10K report for further information on risk factors including interest rate risk.

Non-Interest Income and Expense:

          Non-interest income for the third quarter of 2005 was up 11.1% compared to the year ago quarter due to higher mortgage revenue and a gain on the sale of foreclosed property referenced above. Service charges and overdraft protection fees have stabilized compared to the prior quarter but remain below year-ago levels.

          Single family mortgage originations and related revenues improved in the third quarter ended September 30, 2005 compared to the year ago period and on a linked-quarter basis due to stable purchase activity and attractive mortgage interest rates.  Residential mortgage originations during the quarter ended September 30, 2005, totaled $47.9 million, up 22.3% from the immediately preceding quarter and up 43.8% from $33.3 million in the year ago quarter.  At September 30, 2005 the Company serviced approximately $501 million in mortgage loans for customers.  The related carrying value of mortgage servicing rights was at 0.90% of serviced loans compared to a fair value estimate of 1.04% of serviced loans.

          Non-interest expense for the third quarter of 2005 was 15.2% above the same quarter in 2004 and 2.0% above the immediately preceding quarter, an 8% annualized pace on a linked-quarter basis.  The Company’s strong and consistent growth has resulted in increased staffing, salaries and incentive compensation compared to prior periods.

Cash Dividend Declared:

          The Board of Directors’ approved a 12.5% increase in the quarterly cash dividend to $.09 per share. This regular dividend was payable on October 28, 2005, to shareholders of record as of October 21, 2005.

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2005 and 2004

Net Interest Income

          Net interest income increased 29.5% for the nine months and increased 29.6% for the quarter ended September 30, 2005 as compared to the same periods in 2004, as higher yields and volume increase exceeded the affect of higher cost of funds on incremental volumes.  During the third quarter of 2005, yields earned on assets increased to 6.97% for the current quarter, as compared to 6.83% in the immediately preceding quarter and 6.33% a year ago.  Meanwhile, the average overall cost of funds for the quarter ended September 30, 2005 was at 1.36% versus 1.19% in the prior quarter and 0.58% a year ago. The Company’s reported NIM was 5.65% for the third quarter ended September 30, 2005 compared to 5.76% in the same period a year ago.

          Primarily as a result of higher loan volume, total interest income increased approximately $15,448,000 (or 42.4%) for the nine months and increased $6,096,000 (or 46.1%) for the three months ended September 30, 2005 as compared to the same periods in 2004.  Increased volumes of interest bearing deposits and borrowings in conjunction with increased interest rates caused total interest expense to increase approximately $5,678,000 (or 171.7%) for the nine months and increased $2,537,000 (or 213.2%) for the quarter ended September 30, 2005 as compared to the same periods in 2004.

Average Balances and Average Rates Earned and Paid

          The following table sets forth for the quarter ended September 30, 2005 and 2004 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	For the quarter ended September 30,

	2005			2004

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$48,237	$449	3.69%	$35,455	$307	3.44%
Non-taxable securities (1)	6,103	45	2.93%	3,371	22	2.59%
Federal funds sold	19,101	172	3.57%	3,798	14	1.46%
Due from Federal Home Loan Bank	21,549	193	3.55%	8,814	32	1.44%
Federal Home Loan Bank stock	3,241	—	0.00%	2,390	19	3.15%
Loans (2)(3)(4)	1,001,354	18,458	7.31%	774,314	12,827	6.57%

Total earning assets	1,099,585	19,317	6.97%	828,142	13,221	6.33%
Reserve for loan losses	(14,383)			(11,257)
Cash and due from banks	47,234			36,039
Premises and equipment, net	22,540			21,233
Bank-owned life insurance	15,340			13,693
Accrued interest and other assets	23,949			17,905

Total assets	$1,194,265			$905,755

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$464,149	2,297	1.96%	$379,766	784	0.82%
Savings deposits	38,172	33	0.34%	35,226	30	0.34%
Time deposits	70,069	461	2.61%	50,671	189	1.48%
Other borrowings	86,791	936	4.28%	30,617	187	2.42%

Total interest bearing liabilities	659,181	3,727	2.24%	496,280	1,190	0.95%
Demand deposits	424,800			319,646
Other liabilities	15,316			10,012

Total liabilities	1,099,297			825,938
Stockholders’ equity	94,968			79,817

Total liabilities and stockholders’ equity	$1,194,265			$905,755

Net interest income		$15,590			$12,031

Net interest spread			4.73%			5.38%

Net interest income to earning assets (5)			5.65%			5.76%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $652,000 in 2005 and $530,000 in 2004.
(4)	Includes mortgage loans held for sale.
(5)	Includes effect of municipal loans on a tax-equivalent basis.

Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2005, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2005 compared to 2004

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$5,631	$3,761	$1,870
Investments and other	465	238	227

Total interest income	6,096	3,999	2,097
Interest expense:
Interest on deposits:
Interest bearing demand	1,513	174	1,339
Savings	3	3	—
Time deposits	272	72	200
Other borrowings	749	343	406

Total interest expense	2,537	592	1,945

Net interest income	$3,559	$3,407	$152

Loan Loss Provision

          At September 30, 2005, the reserve for losses on loans and loan commitments was 1.45% of outstanding loans, as compared to 1.48% for the year ago period.  The loan loss provision was $1,150,000 in the third quarter of 2005 compared to $1,200,000 for the year earlier period.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the loan loss reserve.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets. At this date, management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

          Non-interest income decreased 0.2% for the nine months and increased 11.1% for the quarter ended September 30, 2005 as compared to the same periods in 2004. Service charge income decreased in both periods primarily due to proportionately lower customer utilization of overdraft protection products than in the year ago periods. The decrease for the nine-month periods was primarily due to a gain on sale of investment securities recorded in the year ago period as well as lower year-over-year net mortgage revenue, partially offset by a gain on sale of other real estate owned recorded in the third quarter of 2005.

          The Company originated $47.9 million in residential mortgages during the quarter ended September 30, 2005, compared to $33.3 million for the year ago quarter and $39.2 million for the immediately preceding quarter.  As expected, declining volumes and narrower margins have caused mortgage revenue to fall as a percent of total revenue.  In the event of further interest rate increases, mortgage origination volumes and revenues could continue to soften.

          Generally accepted accounting principles call for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At September 30, 2005, the Company serviced $501.3 million in mortgage loans on behalf of its customers, representing approximately 3,900 mortgage loans.  The Company’s MSRs had a book value of $4.5 million compared to a fair value of approximately $5.2 million.  Thus, there was no MSR valuation adjustment for the current quarter.  At September 30, 2005, expressed as a percentage of loans serviced, the book value of MSR was .90% of serviced mortgage loans, while fair value was approximately 1.04% of serviced mortgages.  Fair value as a percentage of loans serviced was estimated at 1.04% at December 31, 2004, and 1.03% a year ago.

Non-Interest Expense

          Non-interest expense increased 15.1% for the nine months and 15.4% for the quarter ended September 30, 2005, compared to the same periods in 2004.  Expense increases were primarily due to increased staffing, salaries and incentive compensation related to the strong growth in business volumes.

Income Taxes

          Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.  The Company recorded a year-to-date corporate state tax credit in the third quarter of 2005 reducing the effective tax rate to 33.8% and anticipates a reduced rate in the fourth quarter of 2005, before returning to a normal rate beginning January 1, 2006.

FINANCIAL CONDITION

          Assets continued to increase in the third quarter of 2005 with total assets increasing 34.6% to $1.4 billion at September 30, 2005 compared to $1.0 billion at December 31, 2004.  The majority of the increase is attributable to net loans, which increased 18.8% to $1.0 billion at September 30, 2005 and a $100 million short-term deposit.  Loan growth during the nine-month period was primarily funded by increased deposits, which increased $302.1 million to $1.2 billion.  Total deposits at September 30, 2005, included the $100 million attributable to a large overnight deposit that had been disbursed subsequent to quarter-end.  The investment portfolio increased 21.4% to $57.2 million from $47.1 at year-end 2004.

          The Company had no material off balance sheet derivative financial instruments as of September 30, 2005 and December 31, 2004.

LIQUIDITY AND SOURCES OF FUNDS

          The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank.  Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits.  The Bank has no brokered deposits at this time.  The Bank’s present funding mix is diverse, with approximately 73% of its checking account balances arising from business and public accounts and 27% from consumers.  The composition of money market and interest-bearing demand accounts was 43% business and 57% consumer.  During the periods presented, deposit growth has generally been sufficient to fund increases in loans.  Management invests excess funds in short-term and overnight money market instruments.

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

          The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At September 30, 2005, the FHLB had extended the Bank a secured line of credit of $203.2 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $30.6 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $31.5 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At September 30, 2005, the Bank had aggregate remaining available borrowing sources totaling $196.0 million, given sufficient collateral.

          Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, more than 30% of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At September 30, 2005 the Bank had approximately $437.8 million in outstanding commitments to extend credit, compared to approximately $324.8 million at year-end 2004.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Junior Subordinated Debentures and Other Borrowings

          In December 2004, the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS). The TPS are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035.  The TPS pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%.  The Trust used the proceeds received from the issuance of the TPS to purchase $20 million of junior subordinated debentures (the Debentures) of the Company.  The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.  Upon establishment of the Trust, the Company also purchased a 3% minority interest in the Trust totaling $619,000.  In accordance with industry practice, as of September 30, 2005, such amount has been included with the Debentures in the Company’s condensed consolidated balance sheet.  The Company’s December 31, 2004, consolidated balance has been retroactively restated to conform with this presentation.  Management believes that as of December 31, 2004, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

          At September 30, 2005 the Bank had a total of approximately $66.3 million in long-term borrowings from FHLB with maturities from 2005 to 2025, bearing a weighted-average interest rate of 3.95%.  In addition, at September 30, 2005, the Bank had approximately $3.0 million in short-term borrowings with FRB.  At year-end 2004, the Bank had a total of $29.7 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.31%, and short-term borrowings with FRB of approximately $6.9 million.  See “Liquidity and Sources of Funds” section on page 18 for further discussion.

CAPITAL RESOURCES

          The Company’s total stockholders’ equity at September 30, 2005 was $98.9 million, an increase of $12.5 million from December 31, 2004.  The increase resulted from net income for the nine months ended September 30, 2005 of $15.6 million, less cash dividends paid to shareholders of $4.0 million during the same period.  In addition, at September 30, 2005 the Company had accumulated other comprehensive income of approximately $.7 million.

          At September 30, 2005, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.54% and 10.83%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

The Company filed a report on Form 8-K on October 11, 2005 in regards to release of the Company’s third quarter earnings.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date 11/4/2005	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date 11/4/2005	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer