Form 10-K
period 2005-12-31
CASCADE BANCORP
filed 2006-03-16
CIK 865911

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer  [  ]        Accelerated Filer [X]        Non-accelerated Filer [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2005 (the last business day of the most recent second quarter) was $342,318,128 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,107,513 shares of no par value Common Stock on March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CASCADE BANCORP
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are not facts and that are subject to risks and uncertainties. These include but are not limited to: the effects of the proposed merger of Cascade Bancorp (Cascade) and F&M Holding Company (F&M) of Boise, Idaho, including projected future financial and operating results and accretion to Cascade’s projected earnings that may be realized from the merger; the plans, objectives and expectations of Cascade; and projected growth in particular markets. Cascade’s ability to predict results or the actual effect of future plans and strategies is uncertain, and actual results may differ.

Factors that could cause actual results to differ include but are not necessarily limited to difficulties or delays in completing the acquisition, difficulties in integrating the assets, liabilities, systems, customers and personnel of the two operations, higher than expected costs related to the acquisition, a materially adverse change in the financial condition of either Cascade or F&M, fluctuations in interest rates, changes in deposit flows and in the demand for loans, changes in real estate values which could affect the quality of the assets securing the loans of either bank, inflation, changes in government regulations, deterioration in economic conditions generally or within the markets in which Cascade and F&M conduct their operations, and changes or increases in competition within those markets. For a discussion of additional factors, which could cause results to differ, please see Cascade’s reports filed with the Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. When used in this release, the words or phrases such as “will likely result in”, “management expects that”, “will continue”, “is anticipated”, “estimate”, “projected”, or similar expressions, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. Cascade undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Cascade and PSLRA’s safe harbor provisions.

PART I

ITEM 1.	BUSINESS

Cascade Bancorp

Cascade Bancorp (“Cascade”) is an Oregon chartered Financial Holding Company with headquarters in Bend, Oregon. Its principal subsidiary is Bank of the Cascades. Together these entities are referred to as the “Company”. At December 31, 2005, the Company had total consolidated assets of approximately $1.3 billion, net loans of approximately $1.04 billion and deposits of approximately $1.07 billion.

Bank of the Cascades

Bank of the Cascades was chartered as an Oregon State bank and opened for business in 1977, with headquarters in Bend, Oregon. Bank of the Cascades is a community bank offering a full range of financial services to its business and consumer clients, including residential mortgage, trust and investments. With the sustained increase in population and economy of its Central Oregon market, the Company has enjoyed rapid growth in assets and profitability over the past decade. More recently, the Company has diversified its geographic footprint by expanding into growth markets of Portland and Southern Oregon. By year-end 2005, loans and deposits in those markets had risen to 34% and 17%, respectively, of Company-wide totals. With each of its markets expanding at a healthy pace in 2005, total loans and total deposits were up 22.1% and 25.2%, respectively, for the year. At the end of 2005, Bank of the Cascades had a total of 21 branches serving the communities in Central Oregon, Salem/Keizer, Southern Oregon and Portland.

During 2005, the Company opened an additional office in Medford, expanding its branches in the fast growing Southern Oregon market to five. In Central Oregon, the Company consolidated its East Bend-Safeway in-store facility into its neighboring East Bend Forum branch, which had opened in 2004.

A significant portion of the assets of Bank of the Cascades continue to be in fast growing Deschutes County, Oregon, where the Company is the market share leader in deposits, holding a 33% market share. Bank of the Cascades also is among the top originators of construction, commercial real estate, and residential loans in the county. Over the past decade, the population of Deschutes County has grown at a rate among the fastest of all counties in the United States.

With a personal-touch relationship banking strategy, Bank of the Cascades offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. Bank of the Cascades provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. Bank of the Cascades originates and services residential mortgage loans that are typically sold on the secondary market. Bank of the Cascades provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking and electronic bill payment. In addition, Bank of the Cascades serves business customer deposit needs with cash management services.

Pending Acquisition of F&M Holding Company of Boise, Idaho

On December 27, 2005, the Company announced the signing of a definitive agreement under which F&M will merge into Cascade and the shareholders of F&M will exchange all of the outstanding shares of F&M common stock for cash and common shares of Cascade. F&M is the holding company for Farmers & Merchants State Bank (FMSB), which is headquartered in Boise, Idaho. If the merger closes, David Bolger, the sole shareholder of F&M will own approximately 24% of the Company’s outstanding shares of common stock. With a 38 year history and 11 branches serving the greater Boise area, FMSB is the top deposit market share community bank in Ada (Boise) County as of June 30, 2005, with a 5.9% market share. F&M had total assets of $612.4 million, gross loans of $452.6 million, deposits of $497.0 million and net income of $6.6 million for the year ended December 31, 2005. F&M is a privately-held company.

The Company believes the merger provides an outstanding strategic expansion opportunity for Cascade, adding another fast growing market to its community banking franchise. A proxy statement prepared in connection with the proposed merger has been filed with the U.S. Securities and Exchange Commission. The proxy statement describes the risks and considerations of the merger and the reader is encouraged to carefully review this document in its entirety. Any commentary and descriptions contained in this Form 10-K with respect to the merger are considered forward looking statements, and subject to the risks and limitations thereof.

Employees

The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be very strong. Cascade has no employees other than its executive officers, who are also employees of Bank of the Cascades. The Company had 336 full-time equivalent employees as of December 31, 2005, up from 320 at the prior year-end. This increase is primarily to meet growing business volumes and to support new markets. None of the employees of the Company are subject to a collective bargaining agreement.

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

The Company’s expansion into Southern Oregon is based upon a community banking strategy, similar to the Company’s strategy in its Central Oregon and Salem regions. The Medford branch was opened in mid-2003, after hiring a well-known banking executive from the area. The Company acquired the former Community Bank of Grants Pass on January 1, 2004, and during the year opened additional branches in Grants Pass and Ashland, Oregon. The Company added a second Medford location with the opening of its Crater Lake Highway branch in June 2005. A third Medford location is targeted for 2006.

The Company’s Portland strategy is focused on attracting high value business and professional banking customers in greater metropolitan area. Key to the deployment of this strategy was the hiring of an experienced Portland banking team from another financial institution in September 2003. Since that time, additional in-market bankers have joined the Company, adding customer loan and deposit relationships, as well as strong new business development skills.

While integrating Farmers & Merchants into Bank of the Cascades, the Company will continue to focus on organic growth and increased market share in its existing locations. It may also consider future expansion when it identifies market opportunities, as occurred in Southern Oregon and Portland in 2003. The Company may also consider strategic partnerships or business acquisitions to expand its market opportunities in the future.

Risk Management

The Company has risk management policies with respect to identification, assessment, and management of important business risks. Such risks include, but are not limited to, credit quality and loan concentration risks, liquidity risk, interest rate risk, economic and market risk, as well as operating risks such as compliance, disclosure, internal control, legal and reputation risks.

Credit risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes to identify and manage loan portfolio concentrations. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding its loan and investment activities. In addition, the Company may utilize borrowings or other wholesale funding from reliable counterparties such as the Federal Home Loan Bank and the Federal Reserve Bank to augment its liquidity. The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates. Operating related risks are managed through implementation of and adherence to a system of internal controls. Key control processes and procedures are subject to internal and external testing in the course of internal audit and regulatory compliance activities. While the Company believes its risk management strategies and processes are prudent and appropriate to manage the wide range of risks inherent in its business, there can be no assurance that such strategies and processes will detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.

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

Government Policies

The operations of our subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.

Supervision and Regulation

Cascade, F&M, Bank of the Cascades and Farmers & Merchants State Bank are extensively regulated under Federal, Oregon and Idaho law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not shareholders of Cascade or F&M. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Cascade following the Merger. The operations of Cascade may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new Federal or State legislation may have in the future.

Federal Bank Holding Company Regulation

Cascade and F&M each are a one-bank financial holding company within the meaning of the Bank Holding Company Act (“Act”), and as such, they are subject to regulation, supervision and examination by the Federal Reserve Bank (“FRB”). Cascade has been designated a “Financial Holding Company” as defined in the 1999 Gramm-Leach-Bliley Act (see description below), and does not expect such designation to have a material effect on its financial condition or results of operations. Both Cascade and F&M are required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require.

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

The Sarbanes-Oxley Act of 2002

In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures. The SOX, among other things: sets standards for director independence; requires enhanced financial disclosures; requires certifications by chief executive officer and chief financial officer as to the accuracy of financial statements; requires completeness of disclosure and effectiveness of internal controls; provides for greater independence of audit functions; and provides for increased penalties for accounting and auditing improprieties at publicly traded companies. The SOX directs the Securities and Exchange Commission (“SEC”) and securities exchanges to adopt rules that implement these and other requirements. A number of rules have been adopted and continue to be proposed and implemented pursuant to the SOX. Beginning for the year 2004, under section 404 of the Act, Cascade was required to document, assess, test and certify as to the effectiveness of its system of internal controls. In addition, its independent auditor was required to audit and attest to such controls, and these reports are included in this filing.

USA Patriot Act

Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks were required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires Bank of the Cascades and Farmers & Merchants State Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricts or prohibits certain correspondent accounts.

Financial Modernization Act

On November 12, 1999 the Gramm-Leach-Bliley Act became law, repealing the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. The Gramm-Leach-Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while reserving existing authority for bank holding companies to engage in activities that are closely related to banking. This legislation creates a new category of holding company called a “Financial Holding Company,” a subset of bank holding companies that satisfy the following criteria:

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

Federal and State Bank Regulation

Bank of the Cascades and Farmers & Merchants State Bank, each as a Federal Deposit Insurance Corporation (“FDIC”) insured bank which is not a member of the Federal Reserve System, is subject to the supervision and regulation of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, and the Idaho Department of Finance, respectively, and to the supervision and regulation of the FDIC. These agencies may prohibit Bank of the Cascades and Farmers & Merchants from engaging in what they believe constitute unsafe or unsound banking practices.

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The current CRA rating of Bank of the Cascades is “Satisfactory” and for Farmers & Merchants State Bank is “Satisfactory”.

Bank of the Cascades and Farmers & Merchants State Bank each also are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit: (1) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Each of Bank of the Cascades and Farmers & Merchants State Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the bank, the imposition of a cease and desist order, and other regulatory sanctions.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each Federal banking agency is required to prescribe by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank of Cascade meets substantially all the standards that have been adopted. To date, Farmers & Merchants State Bank has not been required to comply with FDICIA reporting.

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

Deposit Insurance

As a member institution of the FDIC, the deposits of each of Bank of the Cascades and Farmers & Merchants State Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), and each bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

The Deposit Insurance Funds Act of 1996 (“Funds Act”) eliminated the statutorily imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 cents per $100 of deposits per year. The FDIC insurance expense for 2005 was approximately $238,000 for Bank of the Cascades and $56,000 for Farmers & Merchants State Bank.

Regulatory Capital

The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 2005, Cascade is considered “well capitalized” and F&M is considered “well capitalized” according to these regulatory capital guidelines.

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

Loans are generally assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Cascade’s investment securities, mainly U.S. Government sponsored agency obligations, are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations fully guaranteed by the United States Treasury or United States Government, which have 0% risk-weight. F&M’s investment securities, mainly U.S. Government sponsored agency obligations, are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations fully guaranteed by the United States Treasury or United States Government, which have 0% risk-weight. Off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

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

At December 31, 2005, Cascade’s leverage, Tier 1 capital and Total risked-based capital ratios were 9.30%, 9.83% and 11.12%, respectively and F&M’s leverage, Tier 1 capital and Total risked-based capital ratios were 7.48%, 7.59% and 10.66%, respectively.

The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. At December 31, 2005, Cascade and F&M each are considered “well-capitalized”.

State Regulations Concerning Cash Dividends

Cascade.  The principal source of Cascade’s cash revenues have been provided from dividends received from Bank of the Cascades. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend shall not be greater than its unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; (3) all accrued expenses, interest and taxes of the institution.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Bank of the Cascades and Cascade are not currently subject to any regulatory restrictions on their dividends other than those noted above.

Check 21

The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e. the time between the deposit of a check in a bank and the bank’s receipt of payment for that check. Bank of the Cascades utilizes the Check 21 authority and currently possesses technology necessary to process and exchange check information electronically. Farmers & Merchants State Bank uses a remote service provider for its check clearing operations; accordingly, Check 21 has not had a material effect on its operations.

Available Information

The Company’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.botc.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC

ITEM 1A.	RISK FACTORS

There are a number of risks and uncertainties, many of which are beyond the Company’s control that could have a material adverse impact on the Company’s financial condition or results of operations. The Company describes below some of these risks and uncertainties. These should not be viewed as an all inclusive list or in any particular order.

Detailed discussions of the specific risks outlined in this section and other risks facing the Company are included within this Form 10-K in Part I, Item 1 “Business,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Please see the Company’s cautionary statements as to “Forward-Looking Statements” for further description of certain risks, uncertainties and assumptions identified by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations.

The Company may fail to complete or fail to realize anticipated benefits from our proposed acquisition of F&M Holdings of Boise, Idaho.

On December 27, 2005 the Company entered into a definitive agreement to acquire F&M of Boise Idaho, through a merger transaction in which all outstanding shares of F&M common stock will be exchanged for cash and common shares of the Company. Completion of the merger is subject to satisfaction of various conditions set forth in the merger agreement, including regulatory and Cascade shareholder approvals, and, therefore, may or may not be completed or delayed. The combined bank may fail to realize some or all of the anticipated business opportunities envisioned in the acquisition, or may not realize the cost savings or other benefits of the transaction. In addition, integration issues could cause higher than anticipated expenses and lower benefits from the merger than currently anticipated. In this regard, Farmers & Merchants State Bank has had deficiencies in its bank regulatory compliance management system, including weak oversight of its compliance function, insufficient internal monitoring procedures and an inadequate internal audit function. Although Cascade has a strong bank regulatory compliance management system, and believes it will be able to remedy Farmers & Merchants State Bank’s deficiencies following the merger, implementation of remedial measure may take significant time and expenses.

Adverse changes in economic growth and vitality in the Company’s banking markets may negatively impact the Company.

The Company’s business is closely tied to the economies of Central and Southern Oregon as well as to the cities of Portland and Salem metropolitan areas. A sustained economic downturn could adversely affect the Company’s financial condition or results of operations.

The Company’s reserve for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on the Company’s financial condition or results of operation. The Company maintains a reserve for loan losses to absorb estimated probable loan losses inherent in the loan and commitment portfolios as of the balance sheet date. In determining the level of the reserve, management makes various assumptions and judgments about the loan portfolio. If the Company’s assumptions are incorrect, the reserve for loan losses may not be sufficient to cover losses, which could adversely affect the Company’s financial condition or results of operations.

Many of the Company’s loans are secured by real estate located in Oregon. If these locations experience an economic downturn that impact real estate values and customers’ ability to repay, loan losses may exceed the estimates that are currently included in the reserve for loan losses, which could adversely affect our financial results and shareholder value.

The inability to attract or retain key banking employees could adversely affect revenues and net income.

The Company strives to attract and retain key banking professionals, management and staff is to achieve its growth goals. Banking related revenues could be adversely affected in the event of a loss of key personnel.

Changes in interest rates could adversely impact the Company.

The Company’s earnings are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates may impact the level of loans, deposits and investments, and the credit quality of existing loans. These rates may be affected by many factors beyond the Company’s control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact the Company’s ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect the Company’s financial condition or results of operations.

The Company is subject to extensive regulation.

The Company’s operations are subject to extensive regulation by federal and state banking authorities which impose requirements and restrictions on the Company’s operations. The impact of changes to laws and regulations or other actions by regulatory agencies could make regulatory compliance more difficult or expensive for the Company and could adversely affect the Company’s financial condition or results of operations.

Competition may adversely affect the Company.

The Company faces competition for its services from a variety of competitors. The Company’s future growth and success depends on its ability to compete effectively. The Company competes for deposits, loans and other financial services with numerous financial service providers including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies. Competition could adversely affect the Company’s financial condition or results of operations.

Operational risks including communications system interruptions or breach in security systems may adversely affect the Company.

The Company relies on communications and information systems to conduct its business. Some of these communications and information systems are provided or supported by third party service providers. A significant disruption in key communications or information systems could adversely affect the Company’s ability to deliver products and services to its customers and otherwise to conduct its business. A material security breach of the Company’s information systems or data (whether managed by the Company or by third parties) could harm the Company’s reputation, cause a decrease in the number of customers, and adversely affect the Company’s financial condition or results of operations.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

At December 31, 2005, the Company conducted banking services in 21 locations throughout Oregon. Twelve locations are in Central Oregon, four in Salem/Keizer, four in Southern Oregon and one in Portland. All offices are free standing buildings with the exception of three branches, two which operate in leased space in supermarkets in Bend and the third which operates on the 10th floor of the Pioneer Tower Building in Portland.

The main office and three other branch buildings are owned and are situated on leased land. The Bank owns the land and buildings at seven branch locations. The Bank leases the land and buildings at eleven branch locations. In addition, the Bank leases space for the Operations and Information Systems departments located in Bend. All leases include multiple renewal options.

The main office is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet (sq. ft.). The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. The current rent is $6,084 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Human Resources and Commercial Lending occupy approximately 8,400 square feet. A separate drive-up facility is also located on this site, which is also occupied by Finance and Marketing.

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

In 2004, the Bank purchased the Boyd Building with 26,035 square feet in downtown Bend. This building is now occupied by Credit Services, Mortgage Division and Private Financial Services. Including Bank use, the space is near full occupancy.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cascade Bancorp common stock trades on The Nasdaq Capital Market under the symbol CACB. The high and low sales prices and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The Nasdaq Capital Market for the periods indicated. Prices do not include retail mark-ups, mark-downs or commissions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006 (January 1 through March 10)
High	$26.36	N/A	N/A	N/A
Low	$23.11	N/A	N/A	N/A
2005
High	$20.17	$21.33	$23.34	$24.71
Low	$18.35	$18.58	$20.18	$19.95

2004
High	$18.78	$20.00	$19.65	$22.44
Low	$15.42	$15.48	$16.96	$18.53

The Company declared a 25% (5:4) stock split in March 2004. The Company announced a policy of declaring regular quarterly cash dividends in 1997. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Per Share	Per Share	Per Share	Per Share
2006	$.09	N/A	N/A	N/A
2005	$.08	$.08	$.08	$.09
2004	$.06	$.06	$.07	$.07

At March 10, 2006, the Company had 35,000,000 shares of common stock authorized with 17,107,513 shares issued and outstanding, held by approximately 5,800 shareholders of record.

Information regarding securities authorized for issuance under the Company’s equity plans is located on page 62 (Note 17) of this annual report and is incorporated by reference.

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

Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. At least quarterly, the Company engages a qualified third-party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodologies common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also Management’s Discussion and Analysis of Financial Condition and Results of Operation, and footnote 6 of the Financial Statements.

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes, which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

	Years ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data (at period end)
Investment securities	$59,286	$47,069	$34,270	$28,571	$25,885
Total loans	1,049,704	859,559	587,170	499,173	421,705
Total assets	1,269,671	1,007,163	734,712	578,359	488,753
Total deposits	1,065,380	851,397	651,154	501,962	425,258
Non-interest bearing deposits	430,463	340,652	245,378	209,524	162,676
Core Deposits (1)	1,030,444	824,814	635,177	483,505	391,443
Total shareholders’ equity (2)	104,375	86,432	61,756	51,188	41,680
Income Statement Data
Interest income	$72,837	$50,911	$40,835	$37,897	$38,298
Interest expense	13,285	4,903	4,003	4,657	8,771
Net interest income	59,552	46,008	36,832	33,240	29,527
Loan loss provision	3,050	3,650	2,695	2,680	3,690
Net interest income after loan loss provision	56,502	42,358	34,137	30,560	25,837
Non-interest income	13,069	12,940	13,400	9,663	7,829
Non-interest expenses	34,201	29,578	24,854	21,023	19,313
Income before income taxes	35,370	25,720	22,683	19,200	14,353
Provision for income taxes	12,934	9,712	8,728	7,485	5,671
Net income	$22,436	$16,008	$13,955	$11,715	$8,682
Share Data (2)
Basic earnings per common share	$1.33	$0.96	$0.89	$0.75	$0.56
Diluted earnings per common share	$1.29	$0.93	$0.86	$0.73	$0.55
Book value per common share	$6.16	$5.14	$3.69	$3.27	$2.68
Tangible book value per common share	$5.76	$4.73	$3.69	$3.27	$2.68
Cash dividends declared per common share	$0.33	$0.26	$0.26	$0.21	$0.17
Ratio of dividends declared to net income	24.79%	26.66%	28.86%	27.68%	30.48%
Basic Average shares outstanding	16,856	16,669	15,730	15,593	15,504
Fully Diluted average shares outstanding	17,420	17,299	16,249	16,089	15,844

	Years ended December 31,
	2005	2004	2003	2002	2001
Key Ratios
Return on average total shareholders’ equity (book)	24.04%	20.39%	25.07%	25.62%	22.92%
Return on average total shareholders’ equity (tangible) (3)	25.93%	22.40%	25.07%	25.62%	22.92%
Return on average total assets	1.97%	1.83%	2.13%	2.20%	1.88%
Net interest spread	4.85%	5.35%	5.62%	6.17%	5.88%
Net interest margin	5.66%	5.74%	6.03%	6.75%	7.02%
Total revenue (net int inc + non int inc)	$72,621	$58,948	$50,232	$42,903	$37,356
Efficiency ratio (4)	47.10%	50.18%	49.48%	49.00%	51.70%
Asset Quality Ratios
Loan loss reserves on loans and loan commitments	$14,688	$12,412	$9,399	$7,669	$6,555
Reserve to endng total loans	1.40%	1.44%	1.60%	1.54%	1.55%
Non-performing assets (5)	$40	$483	$56	$1,505	$2,486
Non-performing assets to total assets	0.00%	0.05%	0.01%	0.26%	0.51%
Delinquent >30 days to total loans	0.02%	0.02%	0.04%	0.17%	0.43%
Net Charge off’s	$773	$992	$965	$1,566	$2,155
Net loan charge-offs (annualized)	0.08%	0.13%	0.18%	0.34%	0.55%
Mortgage Activity
Mortgage Originations	$158,775	$141,407	$304,691	$224,308	$164,436
Total Servicing Portfolio (sold loans)	$498,668	$502,390	$514,223	$453,536	$375,051
Capitalized Mortgage Servicing Rights (MSR’s)	$4,439	$4,663	$4,688	$4,071	$3,603
Capital Ratios
Average shareholders’ equity to average assets	8.19%	9.00%	8.51%	8.60%	8.20%
Leverage ratio (6)	9.30%	10.11%	8.55%	8.88%	8.58%
Total risk-based capital ratio (6)	10.72%	11.40%	11.21%	11.24%	10.92%

Notes:

(1)	Core deposits include all demand, interest bearing demand, savings plus time deposits of amounts less than $100,000.

(2)	Adjusted to reflect a 20% (6:5) stock split declared in May 2001, a 50% (3:2) stock split declared in May 2002 and a 25% (5:4) stock split declared in March 2004.

(3)	Excludes goodwill, core deposit intangible and other identifiable intangible assets, related to acquisition of Community Bank of Grants Pass.

(4)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(5)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(6)	Computed in accordance with FRB and FDIC guidelines.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 included elsewhere in this report.

In the following discussion, the Company provides certain descriptions, information and commentary with respect to the pending acquisition of Farmers and Merchants State Bank of Idaho that is expected to be completed in April of 2006. Such information is preliminary and should be read only in the context of the enclosed proxy statement that more fully describes the risks and considerations of the acquisition. In addition, such commentary and descriptions are considered forward looking statements, and subject to the risks and limitations thereof.

HIGHLIGHTS AND SUMMARY OF PERFORMANCE

Overview & Business Strategy

Management and directors of Cascade Bancorp have developed and implemented long-term goals and strategies with the objective of achieving sustainable double-digit EPS growth for its shareholders while progressively serving the banking and financial needs of its customers and communities. The Company’s business strategy includes: 1) operate in and expand into growth markets; 2) strive to recruit and retain the best relationship bankers in such markets; 3) consistently deliver the highest levels of customer service, and; 4) apply state-of-the-art technology for the convenience of customers.

The Company’s original market is Central Oregon, whose population has grown in the 96th percentile of the nation due largely to in-migration of those seeking the quality of life offered by the region. The region has natural high-desert beauty, bountiful recreational and cultural choices, good weather, and premier healthcare services. The Company and Bank have grown with the community during the last 25 years, to a point of holding a 33% deposit share of this fast growing market. The combination of a fast growing economy and powerful market share contributed to sustained high performance over the past decade. In recent years, management has sought to augment this solid growth by prudently expanding into other attractive Oregon markets, now including Salem, Portland, and Southern Oregon. The latter two markets were entered in mid-2003, and during 2004 attained breakeven after less than one year of operation. At December 31, 2005, loans and deposits in these new markets total 34% and 18% respectively of total Company balances. This growth has had the additional benefit of diversifying the Company’s concentration of assets into several Oregon markets. Investing in the start-up phase of the new markets slowed 2004 earnings growth from its historical levels; however, earnings momentum appears positive at December 31, 2005. The following table reflects the strong and sustained growth and returns the Company has achieved:

Compound Annual Growth	1 year	3 year	5 year
Earnings Per Share Growth	39.2%	19.8%	22.4%
Net Income Growth	40.2%	24.2%	25.1%
Loan Growth	22.1%	28.2%	24.0%
Deposit Growth	25.2%	28.5%	24.4%

Pending Acquisition of F&M Holding Company and Farmers and Merchants State Bank, Boise, Idaho

On December 27, 2005 the Company announced the signing of a definitive agreement under which F&M will merge into Cascade and F&M shareholder will exchange all of the common stock of F&M for cash and common shares of Cascade. F&M is the holding company for Farmers & Merchants State Bank (FMSB), which is headquartered in Boise, Idaho. If the merger closes, Mr. David Bolger, the sole shareholder of F&M, will own approximately 24% of the outstanding shares of the Company’s common stock.

The terms of the agreement call for Cascade to pay $22.5 million in cash and issue 5,325,000 shares of common stock. Based on Cascade’s March 10, 2006 average of the high and low closing stock price of $25.98, the value of the stock consideration is approximately $138.3 million and the aggregate transaction value is approximately $160.8 million. One time costs in connection with the transaction are estimated to be $6.4 million (pre-tax), primarily for costs to terminate contracts, legal and professional fees and employee retention and/or severance costs.

Based on its audited financial statements, at December 31, 2005, F&M had total assets of $612.4 million. At that date, gross loans were $452.6 million up 23.5% from $366.6 million at December 31, 2004. Total deposits at December 31, 2005 were $497.0 million compared to $400.1 million at December 31, 2004, an increase of 24.2%. Growth in both loans and deposits reflects the strong economic conditions in the greater Boise market, and is also the result of successful expansion of existing customer relationships and the growth of new customers by F&M. Upon closing of the merger, F&M will represent approximately 30% of loans and 32.0% of deposits of the combined company. F&M Shareholder Equity was $42.5 million at December 31, 2005 and net income for the 2005 was $6.6 million, up 24.0% compared to $5.4 million in 2004. Earnings in 2005 increased due to higher net interest income resulting from growing loan and deposit totals, as well as stronger non interest income for the year.

If the merger closes, it will create a banking franchise serving northwest markets that are among the fastest growing in the nation. The Oregon and Idaho counties served by the combined Company rank above the 90th percentile nationally in both rate of population and deposit growth. On a deposit weighted basis, the combined bank will rank among the top 3 banks in the nation in terms of banking presence in fast growth markets.(1)

F&M has a 38 year history of serving the banking needs of communities and customers of the greater Boise area. As of June 30, 2005, the latest date for which information is available, FMSB was the top deposit market share community bank in Ada County ranking 5th overall, with 5.9% deposit market share. The Boise market is dominated by large national banks, which occupy the top four deposit market share positions and collectively account for approximately 61% of deposits.

Cascade has outlined the following priorities in the planning the integration of F&M:

•	Attract and retain bankers

•	Retain and grow profitable relationships

•	Maintain earnings momentum

•	Complete conversion with minimal customer disruption

•	Realize synergies in the future

Because the primary strategic aim of the merger is to grow by expanding the number of customers and increasing market share in the greater Boise market, the Company has targeted a 10% cost savings in the transaction, and is devoting efforts at retaining key banking personnel. The Company believes that the merger will provide F&M with additional banking products, capital, and increased lending limits to strengthen its growth potential and retention of customer banking relationships, which are integral to maintaining earnings momentum. In addition, management is in process of planning a systems integration in the second quarter of 2006 with the objective of minimizing customer disruption and maximizing retention of existing customers.

Management expects to identify and pursue operational and financial synergies as a result of the merger. Examples may include increasing loan growth by capitalizing on larger combined legal lending limits, and implementing cash management and other business deposit services to increase deposits and customer relationships. Synergies may also arise from the replacement of certain low yielding investment securities with higher yielding loans, reduction of relatively higher cost deposits as well as operational and systems enhancements in areas such as float reduction.

Despite its best efforts, the combined bank may fail to realize some or all of the anticipated business opportunities or synergies envisioned in the acquisition, or may not realize the cost savings or other benefits of the transaction. In addition, integration issues could cause higher than anticipated expenses and lower benefits from the merger than currently anticipated.

(1)	USA banks over $2 billion in assets

Key Performance Indicators

The Company has established the following performance goals: 1) consistently exceed 12% growth in EPS; 2) consistently exceed 18% return on equity; 3) identify and prudently manage credit and business risk; 4) strive to profitably diversify revenue sources and markets, and; 5) deliver advanced technology for the benefit of its customers. In order to achieve these goals, the Company has established key measures that specify annual and multi-year growth targets for loans and deposits, set benchmarks for its credit quality and the net interest margin. In addition, non-financial measurements are set with respect to sales and customer relationship and retention goals to assist management in directing and monitoring results.

Highlights — 2005 Financial Performance

•	Fourth Quarter 2005 Earnings Per Share up 49.0% at $0.39

•	Full Year 2005 Earnings Per Share up 39.2% at $1.29

•	Loan Growth at 22.1% Year-over-Year

•	Deposit Growth at 25.2% Year-over-Year

•	Outstanding Loan Portfolio Credit Quality

The Company reported Diluted Earnings Per Share (EPS) for the fourth quarter of 2005 was $0.39, up 49.0% from the year ago quarter while 2005 full year EPS was $1.29, up 39.2% from 2004. Return on Equity was 27.06% for the fourth quarter of 2005 and 24.04% for the full year 2005. Return on Assets continued well above peer banks at 2.15% for the final quarter of 2005 and 1.97% for the full year 2005. Net Income for the fourth quarter of 2005 was $6.8 million, up 49.9% compared to the year-ago quarter, while full year 2005 net income was $22.4 million, up 40.2% above 2004. There was no loan loss provision in the fourth quarter of 2005 compared to $.9 million ($.03 per share) in the year ago period because of improved credit metrics (see Loan Growth and Credit Quality section below). Also, the Oregon corporate state tax reduction (2005 only) added to EPS by approximately $.01 for the fourth quarter and $.04 for the full year.

Loan growth and credit quality

At December 31, 2005, Cascade’s loan portfolio had grown to $1.05 billion, up 22.1% compared to a year ago. With the seasonally slower pace of construction and real estate activity during the fourth quarter, loans grew at an 11.0% (annualized) pace when compared to the immediately preceding quarter.

Credit quality remains very strong at Cascade, with improved metrics during the fourth quarter. Non-performing assets were reduced to only $40,000 at quarter end, while delinquent loans greater than 30 days past due were reduced to just .02% of total loans. Fourth quarter net loan charge-offs were .02% (annualized) of total loans as compared to .10% and .13% for the prior quarter and prior year, respectively. These strong quality metrics are a result of ongoing discipline in the credit granting and monitoring process as well as the solid economic underpinnings of the Company’s banking markets. Accordingly, and reflecting these strong quality metrics as well as the seasonally slower loan growth during the fourth quarter, the provision for loan losses was zero for the fourth quarter. This compares to an average quarterly provision of $1 million during recent periods of faster loan growth, resulting in an approximate $.03 per share positive effect on the current quarter EPS.

Total Loan Loss Reserve on Loans (and Loan Commitments) totaled 1.40% of loans at year-end, compared to 1.44% a year earlier. Management believes the reserve is at an appropriate level based upon its evaluation and analysis of portfolio credit quality and prevailing economic conditions.

Deposit growth

At December 31, 2005 Deposits were $1.1 billion, up 25.2% or $214.9 million from year-end 2004 driven by the strong economic growth evident in Cascades’ Oregon banking markets as well as the Company’s positive market-share progress within those markets. Total deposits at December 31, 2005 were approximately $87 million lower than at September 30, 2005. This was mainly because of a short-term $100 million deposit that temporarily inflated balances at September 30. Adjusting for this item, deposits were up $12.8 million or 4.9% (annualized) on a linked-quarter basis. The seasonal flattening in the rate of deposit growth during the fourth quarter (and often extending through the winter) is a fairly typical pattern especially in the Company’s Central Oregon market resulting from diminished levels of tourism, construction and real estate activity.

The Company’s overall cost of funds for the quarter was 1.49% an increase from 1.36% in the preceding quarter and .70% for the year ago quarter as deposit rates continued to increase in tandem with higher market rates.

Non-interest income and expense

As expected, 2005 full year Non-Interest Income was $13.1 million, just 1% above 2004. For the year, service fee income was at $6.2 million, down 7.8% reflecting a moderation in the use of overdraft protection products. For the full year 2005, residential mortgage originations totaled $158.8 million, up 12.3% when compared to $141.4 million in 2004. 2005 net mortgage revenue was $2.3 million, slightly below the $2.4 million for 2004, primarily due to a $325,000 Mortgage Servicing Rights valuation credit adjustment recorded in 2004.

Non-Interest Expense for 2005 increased 15.6% compared to 2004, while fourth quarter expenses were 17.1% above the year ago quarter. Expense increases were primarily for human resources, including staffing increases to meet growing business volumes and support for new markets, along with incentive-based bonuses that are directly tied to the increasing profitability of the Company.

RESULTS OF OPERATIONS — Years ended December 31, 2005, 2004, and 2003

Net Interest Income/Net Interest Margin

2005 interest income increased a strong 43.1% over the prior year primarily as a result of a 21.7% growth in outstanding loans. Average yields on earning assets increased to 6.92% in 2005 compared to 6.35% in 2004, primarily due to an increasing prime rate which rose from 5.25% at the beginning of the year to 7.25% by year-end. With interest rates at very low levels for most of 2004, interest income advanced 24.7% due to growth in earning assets. Earning asset yields were 6.35% in 2004 compared to 6.68% in 2003.

While deposit volumes grew at 25.2% and 30.8% in 2005 and 2004, respectively, interest expense increased 171.0% in 2005 after an increase of 22.5% in 2004. In the latter half of 2005, market rates began increasing and rates paid on interest bearing liabilities was trending up at year-end. Following the trend in market interest rates, the cost of interest bearing deposits and borrowings has increased since mid 2004 averaging 2.07% in 2005, compared to 1.00% in 2004 and 1.06% in 2003.

Compared to peer banks, the Company has historically maintained a relatively low cost of funds. An important factor in achieving and sustaining this advantage has been the Company’s high percentage of non-interest bearing deposits. Such deposits averaged about 38.9% and 38.9% of total deposits in 2005 and 2004, respectively, and are a reflection of the Company’s relationship and business banking strategy, high customer service standards, and 33% deposit market share in Central Oregon. Because of this relatively high proportion of non-interest bearing deposits, the overall cost of funds was 1.27% in 2005 compared to .63% in 2004, and .68% for 2003. With broadly increasing competition for deposits as well as competitive new markets where the Company does not enjoy a large market share, the proportion of non-interest bearing deposits may ease over time.

Interest expense on junior subordinated debentures and other borrowings increased 426.8% to $3.2 million in 2005, up from $.7 million in 2004, while 2004 saw an increase of 35.1% over 2003. The primary reason for this increase was the higher borrowing expense related to the full year effect of the trust preferred securities issued in December 2004 and additional borrowing costs related to the $27.8 million increase in the volume of other borrowings.

The Company’s net interest margin (NIM) to fell to 5.66% in 2005 from 5.74% in 2004 and 6.03% in 2003. The Company’s NIM has been in the high 90th percentile of all banks for a decade, and continues to be well above peer levels. The relatively flat yield curve and low absolute interest rate climate caused a gradual decline in loan yields that compress against an already low cost of funds. Management forecasts that the net interest margin will likely remain between 5.50% and 5.70% over the next 12 to 18 months assuming interest rates follow the financial markets expected path to slightly higher rates (excluding any effect of the FMSB acquisition).

Management has estimated that upon the closing of the F&M transaction, the net interest margin of the combined company may be approximately 20 basis points lower than Cascade on a stand-alone basis. This is mainly because FMSB has a lower portion of non-interest bearing deposits and a higher overall cost of funds than Cascade. Management expects the combined company will generate substantially higher net interest income owing to higher loan and deposit balances. Management believes the merger will not have a material affect on the interest rate risk profile of the Company. Please see Item 7A “interest rate risk” for further information.

Average Balances and Average Rates Earned and Paid

The following table sets forth for 2005, 2004, and 2003 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
	Average Balance	Interest Income/ Expense	Average Yield or Rate	Average Balance	Interest Income/ Expense	Average Yield or Rate	Average Balance	Interest Income/ Expense	Average Yield or Rate
Assets
Taxable securities	$46,115	$1,719	3.73%	$34,503	$1,093	3.17%	$27,094	$1,019	3.76%
Non-taxable securities (1)	5,593	159	2.84%	3,606	92	2.55%	2,369	66	2.79%
Interest bearing balances from Federal Home Loan Bank	22,357	797	3.56%	14,555	194	1.33%	23,098	214	0.93%
Federal funds sold	12,516	463	3.70%	8,710	111	1.27%	11,775	116	0.99%
Federal Home Loan Bank stock	3,108	10	.32%	2,390	63	2.64%	2,240	121	5.40%
Loans (2)(3)(4)	962,514	69,689	7.24%	737,421	49,358	6.69%	544,440	39,299	7.22%
Total earning assets	1,052,203	72,837	6.92%	801,185	50,911	6.35%	611,016	40,835	6.68%
Reserve for loan losses	(13,909)			(10,943)			(8,415)
Cash and due from banks	63,907			47,620			23,062
Premises and equipment, net	22,254			18,659			11,540
Other Assets	15,174			15,929			16,979
Total assets	$1,139,629			$872,450			$654,182
Liabilities & Stockholders’ Equity
Int. bearing demand deposits	$458,767	8,351	1.82%	$376,424	3,241	0.86%	$281,438	2,449	0.87%
Savings deposits	37,094	126	0.34%	33,928	117	0.34%	26,888	109	0.41%
Time deposits	67,557	1,654	2.45%	53,001	806	1.52%	47,973	898	1.87%
Other borrowings	76,828	3,154	4.11%	25,686	739	2.88%	20,424	547	2.68%
Total interest bearing liabilities	640,246	13,285	2.07%	489,039	4,903	1.00%	376,723	4,003	1.06%
Demand deposits	392,273			295,108			213,639
Other liabilities	13,791			9,790			8,164
Total liabilities	1,046,310			793,937			598,526
Stockholders’ equity	93,319			78,513			55,656
Total liabilities & equity	$1,139,629			$872,450			$654,182

Net interest income		$59,552			$46,008			$36,832
Net interest spread			4.85%			5.35%			5.62%
Net interest income to earning assets			5.66%			5.74%			6.03%

`

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans was insignificant for 2005, 2004 and 2003.

(3)	Loan related fees included in the above yield calculations: $2,649,000 in 2005, $2,218,000 in 2004, and $1,885,000 in 2003.

(4)	Includes mortgage loans held for sale.

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

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Year ended December 31,
	2005 over 2004			2004 over 2003
		Amount of Change Attributed to			Amount of Change Attributed to
	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$20,331	$15,066	$5,265	$10,059	$13,930	$(3,871)
Taxable securities	626	368	258	74	279	(205)
Non-taxable securities	67	51	16	26	34	(8)
Interest bearing balances due from FHLB	603	104	499	(20)	(79)	59
Federal Home Loan Bank stock	(53)	19	(72)	(58)	8	(66)
Federal funds sold	352	49	303	(5)	(30)	25
Total interest income	21,926	15,657	6,269	10,076	14,142	(4,066)
Interest expense:
Interest on deposits:
Interest bearing demand	5,110	709	4,401	792	827	(35)
Savings	9	11	(2)	(37)	37	(74)
Time	848	221	627	(92)	94	(186)
Other borrowings	2,415	1,471	944	192	141	51
Total interest expense	8,382	2,412	5,970	900	1,090	(190)
Net interest income	$13,544	$13,245	$299	$9,176	$13,052	$(3,876)

Non-interest Income

Total non-interest income was up just 1.0% at $13.1 million from 2004, following a 3.4% decrease in 2004. 2005 service fee income was at $6.2 million, down 7.8% year over year, reflecting a moderation in the use of overdraft protection products. This decrease was partially offset by increases in card issuer and merchant services fee income and other income related to increased business volumes and transactions.

Management expects non-interest income will be higher upon the merger with F&M. F&M generates most of its non-interest income from bank service fees and residential mortgage origination related activities.

Home Mortgage Originations and Mortgage Related Revenue

Residential mortgage originations totaled $158.8 million, up 12.3% compared to $141.4 million in 2004 and decreased 15.0% percent in 2004 compared to $304.7 million in 2003. Mortgage revenue was slightly lower in 2005 at $2.3 million, primarily due to a $325,000 Mortgage Servicing Rights valuation credit adjustment recorded in 2004. Net mortgage revenues decreased 57.4% to $2.4 million in 2004 compared to 2003.

The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. As expected, interest rates modestly increased in 2005, after interest rates in 2004 rose from their historical lows.

The Company mainly sells the residential mortgage loans it originates to Fannie Mae, a U.S. Government sponsored enterprise. The Company services such loans for Fannie Mae and is paid approximately .25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $498.7 million at December 31, 2005 and $502.4 million at December 31, 2004, upon which were recorded related Mortgage Servicing Rights (MSRs) of approximately $4.4 million in 2005 and $4.7 million for 2004.

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

The carrying value of the MSRs at December 31, 2005 was .89% of serviced loans compared to 0.93% a year ago.

F&M gain on sale of mortgages was $1.5 million compared to $1.0 million in 2004. F&M does not retain mortgage servicing rights.

Non-interest Expenses

Total non-interest expenses for 2005 were $34.2 million, an increase of 15.6% compared to 2004, modestly lower then the 19.0% increase in 2004. Expense increases in 2005 and 2004 were primarily for human resources, including staffing increases to meet growing business volumes and support for new markets, along with incentive-based bonuses that are directly tied to the increasing profitability of the Company. As a result of increases in income exceeding increases in expenses, the Company’s efficiency ratio improved to 47.1% in 2005 compared to 50.2 in 2004, notably better than peer banks for the report period. Total non-interest expenses for 2004 were $29.6 million, an increase of 19.0% compared to 2003, primarily relating to new markets start-up costs, which accounted for about two-thirds of the increase for the full year. 2004 expense increases occurred for human resources, including staffing increases to meet growing business volumes and support for new markets, along with incentive-based bonuses that are directly tied to the increasing profitability of the Company.

Upon the closing of the merger with F&M, the larger size and staffing of the combined company will cause non-interest expense to increase. In 2005, F&M’s non-interest expense was $19.3 million compared to $14.5 million for 2004. The increase was predominately in employee salaries and benefits due to staffing increases and incentive payments. In its planning for the merger, Cascade has targeted cost savings of 10% of F&M’s annualized non-interest expense. With an expected closing date for the transaction in April of 2006, expense reductions are expected to be realized for only a portion of 2006 and fully realized in 2007. The cost savings are expected mainly from reductions in back office positions and elimination of duplicate vendors and related contract costs.

Income Taxes

The provision for income taxes increased during the periods presented primarily as a result of higher pre-tax income. However, the provision was lower that it otherwise would have been in 2005 due to a State of Oregon income tax credit of approximately $747,000. This credit is not expected to recur in 2006.

FINANCIAL CONDITION

Total assets increased 26.1% to $1.270 billion at December 31, 2005 compared to $1.007 billion at December 31, 2004. The increase in total assets was driven by continued growth in loans, which grew $190.1 million or 22.1% to $1,050 billion at year-end 2005, following a 46.4% increase in 2004. Growth in total assets was primarily funded by a $214.9 million or 25.2% increase in deposits, and a modest increase in longer term borrowings during the year.

The Company had no significant derivative financial instruments as of December 31, 2005 and 2004.

The following sections provide detailed analysis of the Company’s financial condition, describing its loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as investment portfolio, deposits, and capital position.

Loan Portfolio Composition

Net loans represent 82% of total assets as of December 31, 2005. The Company makes substantially all of its loans to customers located within the Company’s service areas. The Company has historically had a loan concentration in real estate based lending including construction and commercial real estate loans. This is due to the rapid growth in population and the nature of the tourism and service industry found in the Company’s primary Central Oregon market. While the Company has worked to increase the diversification of its loan portfolio by geography and loan type, it is expected that real estate lending will continue to be a major concentration within the loan portfolio. The Company has no significant agricultural loans.

The following table presents the composition of the Company’s loan portfolio, at the dates indicated (dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
Commercial	$320,619	$252,575	$142,460	$106,548	$74,357
Real Estate:
Construction/lot	220,230	178,716	123,157	104,972	96,876
Mortgage	56,724	52,668	46,083	42,953	43,992
Commercial	417,580	338,392	243,011	207,654	164,496
Consumer	34,551	37,209	32,459	37,045	41,983
Total loans	1,049,705	859,559	587,170	499,172	421,705
Less:
Reserve for loan losses	14,688	12,412	9,399	7,669	6,555
Total loans, net	$1,035,017	$847,147	$577,801	$491,503	$415,150

At December 31, 2005, the contractual maturities of all loans by category were as follows (dollars in thousands):

Loan Category	Due within one year	Due after one, but within five years	Due after five years	Total
Commercial	$141,835	$134,812	$43,972	$320,619
Real Estate:
Construction/lot	112,009	108,221	—	220,230
Mortgage	11,931	8,009	36,784	56,724
Commercial	19,208	73,068	325,304	417,580
Consumer	6,912	15,162	12,478	34,552
	$291,895	$339,272	$418,538	$1,049,705

Variable and adjustable rate loans contractually due after one year totaled $620.7 million at December 31, 2005 and loans with predetermined or fixed rates due after one year totaled $137.1 million at December 31, 2005.

While total loans will increase significantly upon the merger with F&M, the loan portfolio distribution by type and maturity characteristic is not expected to be materially different.

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

Commercial Real Estate (CRE) loans represent the largest category within the loan portfolio at approximately 40% of total loans outstanding as of December 31, 2005. Approximately 52% of such loans are made to owner-

occupied users of the commercial property, while 48% of CRE loans are to obligors who do not directly occupy the property. 2005 continued to be a strong year in commercial real estate lending due to relatively low interest rates and continued economic growth in the Company’s markets. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral provides an additional measure of security for loans. Management believes lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. The following table shows the breakdown of the two categories (dollars in thousands):

Commercial Real Estate:	2005	% of total CRE	2004	% of total CRE	2003	% of total CRE
Owner occupied	$219,909	52%	$185,688	55%	$136,389	56%
Non-owner occupied	199,324	48%	154,100	45%	107,814	44%
	$419,233	100%	$339,788	100%	$244,203	100%

Real estate construction loans represent 21% of total loans and include residential/commercial development loans as well as lot loans. The steady growth in construction/lot lending reflects the continued economic growth and in-migration into the Company’s markets. This portfolio is diversified into three categories and are listed in the table below (dollars in thousands):

Real Estate Construction/lot loans:	2005	% of total Const.	2004	% of total Const.	2003	% of total Const.
Residential construction — to homeowner	$41,223	19%	$48,247	27%	$56,881	46%
Commercial construction	69,102	31%	75,065	42%	26,631	21%
Residential speculative construction — developer/builder	110,951	50%	56,620	31%	40,380	33%
	$221,276	100%	$179,932	100%	$123,892	100%

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

Speculative construction loans increased relative to residential and commercial construction in 2005. This reflects the increasing capacity of the Company to serve larger development clientele and is a function of the overall growth in population within the communities served by the Bank. Residential speculative construction lending finances builders/developers of residential properties. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchase, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by developer/builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values.

All of the above lending activities are subject to the varied risks of real estate lending. Such activity is subject to specialized underwriting, collateral and approval requirements, which mitigates, but does not eliminate the risk that loans may not be repaid.

F&M has a significant portion of its loans collateralized by real estate. Management does not expect the merger to have a material affect on the combined Company’s loan portfolio mix; however, the addition of F&M loans collateralized by real estate in Idaho will improve the geographic diversification of the portfolio.

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

F&M’s reserve for loan losses was $6.7 million at December 31, 2005. As part of the merger agreement, F&M shareholders will have the right to receive approximately $3,902,000 in contingent consideration after the closing of the merger if certain conditions are met with respect to specific loans identified in due diligence. During the two year period commencing on the closing date of the merger, if any identified loan is either graded “acceptable” by Cascade, or is paid in any amount exceeding applicable reserves, a portion of the contingent consideration plus interest will be paid to the shareholders of F&M. If an identified loan is subject to a charge-off during that period in excess of applicable reserves, Cascade will retain that portion of the contingent consideration. This period extends indefinitely for one loan. In the context of the above agreement, Cascade believes that F&M’s reserve for loan losses was adequate at December 31, 2005. Despite Cascade efforts in due diligence, there can be no assurance that F&M’s reserve for loan losses is or will be sufficient to cover losses, which could adversely affect the Company’s financial condition or results of operations.

Loan Loss Provision

The Bank’s ratio of reserve for loan losses to total loans was 1.40% at December 31, 2005, down from 1.44% at December 31, 2004, and 1.59% at December 31, 2003. The loan loss provision for 2005 was $3.1 million, down from $3.7 million in 2004 and up from $2.7 million in 2003. The decline in 2005 provision was a result of improved credit metrics and 2004 increased primarily as a result of loan growth. F&M’s reserve for loan losses was 1.47% of gross loans at December 31, 2005.

Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for loan losses. This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets. At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Allocation of Reserve for Loan Losses

The following table allocates the reserve for loan losses among major loan types. The Company utilizes a systematic methodology to estimate and evaluate the inherent risk within the loan portfolio in order to estimate the reserve. The Company’s methodology segments the loan portfolio into various risk categories and pools. Appropriate base reserve rates are established based on historical loss rates. Economic and concentration adjustments are also applied to selected categories and pools to reflect current economic conditions and concentration risk. The consumer reserve allocation is based mainly upon credit scoring methodology. Specific impairment evaluations are conducted on loans in accordance with SFAS No. 114 as amended by SFAS No. 118. The unallocated portion of the reserve is based upon factors not measured in the allocated or specific reserves, and/or relate to the margin of imprecision inherent in the estimation of such reserves. Factors include uncertainties in economic or environmental conditions, uncertainty in identifying triggering events that directly correlate to subsequent loss rates and risk factors that have not yet been manifested in historical loss experience. Examples of such factors could include originating loans in new or unfamiliar markets, initiating new loan programs or products, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict future credit losses by loan type or in aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

In the table below and compared to 2004, the lower allocation ascribed to commercial loans is a result of improved metrics and credit quality ratings of loans within this portfolio. The increase in allocation to construction is consistent with the increase in larger credits and relative growth in speculative construction within the overall construction portfolio.

The following table sets forth the allocation of the reserve for loan losses (dollars in thousands):

	2005			2004
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$3,526	1.10%	30.51%	$3,740	1.48%	29.33%
Real Estate:
Construction/lot	2,445	1.11%	21.01%	1,643	0.91%	20.86%
Mortgage	567	1.00%	5.39%	572	1.08%	6.11%
Commercial	2,821	0.68%	39.81%	2,268	0.67%	39.39%
Consumer	1,281	3.71%	3.28%	1,518	4.08%	4.31%
Committed/unfunded (1)	2,753	—	—	2,077	—	—
Unallocated	1,295	—	—	603	—	—
Total reserve for loan losses	$14,688	1.40%	100.00%	$12,421	1.44%	100.00%

	2003			2002
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$1,977	1.38%	24.22%	$1,198	1.12%	21.31%
Real Estate:
Construction/lot	1,183	0.95%	21.02%	1,154	1.09%	21.08%
Mortgage	581	1.26%	7.83%	250	0.58%	8.58%
Commercial	2,133	0.87%	41.43%	1,653	0.79%	41.63%
Consumer	1,144	3.52%	5.51%	2,198	5.93%	7.40%
Committed/unfunded (1)	1,372	—	—	639	—	—
Unallocated	1,009	—	—	577	—	—
Total reserve for loan losses	$9,399	1.59%	100.00%	$7,669	1.53%	100.00%

	2001
	Reserve for loan losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$978	1.31%	17.60%
Real Estate:
Construction/lot	766	0.79%	23.02%
Mortgage	532	1.21%	10.41%
Commercial	1,238	0.75%	39.04%
Consumer	2,129	5.07%	9.92%
Committed/unfunded (1)	589	—	—
Unallocated	323	—	—
Total reserve for loan losses	$6,555	1.55%	100.00%

(1)	The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group. At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

	Year ended December 31,
	2005	2004	2003	2002	2001
Loans outstanding at end of period	$1,049,704	$859,559	$587,170	$499,173	$421,705
Average loans outstanding during the period	$962,514	$737,421	$544,440	$457,906	$394,432
Reserve balance, beginning of period	$12,412	$9,399	$7,669	$6,555	$5,020

Recoveries:
Commercial	241	202	173	33	91
Real Estate:
Construction	—	—	—	—	—
Mortgage	25	9	18	41	30
Commercial	—	—	138	145	—
Consumer	227	217	179	285	212
	493	428	508	504	333
Loans charged off:
Commercial	(405)	(363)	(371)	(215)	(518)
Real Estate:
Construction	—	(151)	—	—	—
Mortgage	—	—	(106)	(253)	(72)
Commercial	—	(17)	—	(166)	(145)
Consumer	(861)	(887)	(996)	(1,436)	(1,753)
	(1,266)	(1,420)	(1,473)	(2,070)	(2,488)
Net loans charged-off	(773)	(992)	(965)	(1,566)	(2,155)
Provision charged to operations	3,050	3,650	2,695	2,680	3,690
Reserves acquired from CBGP	—	—	—	—	—
Reserve balance, end of period	$14,688	$12,412	$9,399	$7,669	$6,555
Ratio of net loans charged-off to average loans outstanding	.08%	.13%	.18%	.34%	.55%
Ratio of reserve for loan losses to loans at end of period	1.40%	1.44%	1.60%	1.54%	1.55%

The following table presents information with respect to non-performing assets (dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
Loans on non-accrual status	$40	$483	$56	$971	$2,430
Loans past due 90 days or more but not on non-accrual status	—	—	—	203	56
Other real estate owned	—	—	—	331	—
Total non-performing assets	$40	$483	$56	$1,505	$2,486
Percentage of non-performing assets To total assets	.00%	.05%	.01%	.26%	.51%

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

Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the years of 2005, 2004 and 2003 was insignificant.

At December 31, 2005, except as may be discussed above, there were no potential material problem loans, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

Investment Portfolio

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2005, 2004, and 2003 (dollars in thousands).

	December 31,
	2005	2004	2003
U.S. Agency mortgage-backed securities	$38,408	$29,525	$25,193
U.S. Government and agency securities	11,925	10,584	3,135
Obligations of state and political subdivisions	6,464	4,686	3,458
Total debt securities	56,797	44,795	31,786
Mutual fund	377	369	352
Equity securities	2,112	1,905	2,133
Total investment securities	$59,286	$47,069	$34,271

Mortgage-backed securities (MBS) are mainly adjustable rate (ARM) MBS. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2005 (dollars in thousands):

Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency mortgage-backed securities
Due after 1 but within 5 years	$1,513	3.56%
Due after 10 years	36,895	4.97%
Total U.S. Agency mortgage-backed securities	38,408	4.91%

U.S. Government and Agency Securities
Due within 1 year	3,010	5.10%
Due after 1 but within 5 years	7,424	3.67%
Due after 10 years	1,491	4.06%
Total U.S. Government and Agency Securities	11,925	4.08%

State and Political Subdivisions (1)
Due within 1 year	989	3.16%
Due after 1 but within 5 years	3,472	4.18%
Due after 5 but within 10 years	2,003	6.25%
Total State and Political Subdivisions	6,464	4.67%
Total debt securities	56,797	4.71%
Mutual fund	377	3.92%
Equity securities	2,112	1.34%
Total Securities	$59,286	4.59%

(1)	Yields on tax-exempt securities have not been stated on a tax equivalent basis.

F&M’s investment portfolio was carried at $111.8 million at December 31, 2005. Investments are mainly classified as “available for sale” and consist mainly of MBS and Agency notes backed by Government Sponsored Enterprises, such as FNMA and FHLB, At December 31, 2005 the portfolio had an unrealized loss on available for sale securities of approximately $1.5 million and no other than temporary impaired securities.

Bank-Owned Life Insurance

The Bank has purchased BOLI to protect itself against the loss of key employees and certain directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2005, 2004 and 2003, the Bank purchased $1.4 million, $4.9, and $.3 million of BOLI, respectively. The cash surrender value of these life insurance policies was $16.0 million and $14.1 million at December 31, 2005 and 2004, respectively. The Bank recorded income from the BOLI policies of $.7 million in 2005 and 2004, and $.4 million in 2003.

Deposit Liabilities and Time Deposit Maturities

Total deposits at year-end 2005 were $1,065 billion, an increase of $214.0 million or 25.1% compared to year-end 2004. Deposits averaged $955.7 million for the full year 2005, up 26.0% or $197.2 million from the prior year average. This growth has been achieved by expanding market share in existing markets augmented by incremental deposit growth in new markets. In addition, deposit flows across the banking industry may have benefited from the recent low interest rate climate and risk versus reward profile of other investment vehicles. These behaviors and bias could change and reduce deposit growth in the future.

A key competitive advantage in growing deposits has been the Company’s ability to expand and retain relationships with its loyal customers. This advantage is evidenced in part by the Company’s relatively high proportion of non-interest bearing (checking account) deposits, which remained steady at approximately 40.0% of total deposits at year end, and averaged 41.0% for the year. In 2005, non-interest-bearing demand was up $89.8 million or 26.4% and interest bearing demand (including money market deposits) up $118.0 million or 28.4%.

Time deposits increased 13.2% in 2005. Generally, the Company does not attempt to attract high cost time deposits, as they are not believed to contribute to its relationship banking strategy.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

	Years ended December 31,
	2005 Average		2004 Average		2003 Average
Deposit Liabilities	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$392,273	N/A	$295,108	N/A	$213,639	N/A
Interest-bearing demand	458,767	1.82%	376,424	0.86%	281,438	0.87%
Savings	37,094	0.34%	33,928	0.34%	26,888	0.41%
Time	67,557	2.45%	53,001	1.52%	47,973	1.87%
Total Deposits	$955,691		$758,461		$569,938

As of December 31, 2005, the Company’s time deposit liabilities had the following times remaining to maturity (dollars in thousands):

	Time deposits of $100,000 or more (1)		All other Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent
3 months or less	$6,601	18.89%	$7,779	24.86%
Over 3 months through 6 months	1,868	5.35%	11,463	42.61%
Over 6 months through 12 months	12,944	37.05%	3,044	9.73%
Over 12 months	13,523	38.71%	9,005	22.80%
Total	$34,936	100.00%	$31,291	100.00%

(1)	Time deposits of $100,000 or more represent 3.28% of total deposits as of December 31, 2005.

(2)	All other time deposits represent 2.94% of total deposits as of December 31, 2005.

F&M deposits totaled $497.0 million at December 31, 2005. 24.8% of total deposit balances were held in non-interest bearing checking accounts, 45.7% in MMA, Savings and NOW accounts, and 29.5% in time certificates of deposit. Over time, Cascade expects to deploy certain aspects of its deposit gathering strategy in the Idaho market to reduce the amount of time certificate of deposits as a percentage of total deposits, with the objective of lowering F&M’s overall cost of funds.

LIQUIDITY AND SOURCES OF FUNDS

The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. The Bank has no brokered deposits at this time. The Bank’s present funding mix is diverse, with approximately 56% of total deposits arising from business and public accounts and 44% consumer. The composition of demand deposits was 72% business and 28% consumers, while money market and interest-bearing demand accounts were 55% business and 45% consumer. During the periods presented, deposit growth has generally been sufficient to fund increases in loans. Management invests excess funds in short-term and overnight money market instruments.

A further source of funds and liquidity is the Company’s capability to borrow from reliable counterparties. The Bank utilizes its investment securities, certain loans, FHLB Stock and certain deposits to provide collateral to support its borrowing needs.

The Company’s liquidity policy requires the analysis and testing of liquidity to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However depositor or counterparty behavior could change in response to competition, economic or market situations including relative returns available in stock or bond markets or other unforeseen circumstances which could have liquidity implications that may require different strategic or operational actions to fund the Bank.

The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At December 31, 2005, the FHLB had extended the Bank a secured line of credit of $189.8 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $29.7 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $31.5 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At December 31, 2005 the Bank had aggregate remaining available borrowing sources totaling $186.6 million, given sufficient collateral.

Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, approximately 30% of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2005 the Bank had approximately $446.6 million in outstanding commitments to extend credit, compared to approximately $324.8 million at year-end 2004. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

Management believes the merger with F&M will not have a material impact on the overall liquidity of Cascade.

JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

In December 2004, the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS) and $619,000 of common securities. The common securities were purchased by the Company, and represent a 3% minority interest in the Trust. The Company’s investment in the common securities is included in accrued interest and other assets in the accompanying consolidated balance sheets. The TPS are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035. The TPS pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%. The Trust used the proceeds received from the issuance of the TPS to purchase $20 million of junior subordinated debentures (the Debentures) of the Company. The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The TPS may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS. In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at December 31, 2005, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

During 2005 the Company’s increased its long-term borrowings with FHLB to $61.1 million at year-end. These borrowings have a weighted average term to maturity of 6.2 years and bearing a weighted average interest rate of 4.01%. The Company had short-term borrowings with FRB at December 31, 2005, of $3.2 million.

In connection with the F&M merger, the Company expects to issue approximately $26.5 million in trust preferred securities to fund the cash portion of the merger consideration and to supplement regulatory capital. Other borrowings at F&M as of December 31, 2005 included $18.5 million in short term borrowings and approximately $48.5 million in securities sold under agreements to repurchase.

CAPITAL RESOURCES

The Company’s total stockholders’ equity at December 31, 2005 was $104.4 million, an increase of $17.9 million from December 31, 2004. 2005 equity was increased primarily by earnings of $22.4 million for the year, less cash dividends paid to shareholders of $5.6 million. At year-end 2005, net unrealized gains on investment securities available-for-sale was $.5 million, down from $.8 million at year-end 2004.

Management believes that the capital resources of the combined Company will be adequate to meet its needs for the foreseeable future. F&M shareholders’ equity at December 31, 2005 was $42.5 million.

CONTRACTUAL OBLIGATIONS

As of December 31, 2005, the Company has entered into the following contractual obligations listed below (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits of $100,000 and over	$34,936	$21,413	$11,966	$1,557	$—
Federal Home Loan Bank advances	61,109	—	24,000	5,000	32,109
Junior subordinated debentures	20,619	—	—	—	20,619
Operating leases	10,115	1,319	2,494	1,877	4,425
Total contractual obligations	$126,779	$22,732	$38,460	$8,434	$57,153

OFF-BALANCE SHEET ARRANGEMENTS

A schedule of significant off-balance sheet commitments at December 31, 2005 is included in the following table (dollars in thousands):

Commitments to extend credit	$410,709
Commitments under credit card lines of credit	20,686
Standby letters of credit	15,228

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

Interest Rate Risk and Asset and Liability Management

The goal of the Company’s Asset and Liability Management Policy is to maximize long-term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company’s methodology for analyzing interest rate risk includes simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Company has historically adjusted its sensitivity to changing interest rates by strategically managing its loan and deposit portfolios with respect to pricing, maturity or contractual characteristics. The Company may also target the expansion or contraction of specific investment portfolio or borrowing structures to further affect its risk profile. In addition, the Company is authorized to enter into interest rate swap or other hedging contracts with re-pricing characteristics that tend to moderate interest rate risk. However, there are no material structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and uncertainties described above, there can be no assurance of the effectiveness of management programs to achieve its interest rate risk objectives.

To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios include a “Stable” or unchanged scenario and an “Estimated” or most likely scenario given current and forecast economic conditions. At this time, the “Estimated” scenario approximates market expectations as to the pace and magnitude of fed funds rate increases as implied by the euro-dollar yield curve. In addition, scenarios titled “Rising

Rates” and “Declining Rates” are established to stress-test the impact of more dramatic rate movements that are perceived as less likely, but may still possibly occur. Next, net interest income and earnings are simulated in each scenario. Note that earnings projections include the effect of estimated loan and deposit growth that management deems reasonable; however, such volume projections are not varied by rate scenario. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates used in the model for “Estimated” (most likely), “Rising” and “Declining” interest rate scenarios. These market rates shown are reached gradually over the 2-year simulation horizon.

	Actual Market Rates at December 2005	Estimated Rates at December 2007	Declining Rates at December 2007	Rising Rates at December 2007
Federal Funds Rate	4.25%	4.75%	0.50%	10.25%
Prime Rate	7.25%	7.75%	3.50%	12.75%
Yield Curve Spread 10-year to Fed Funds	.14% Nearly Flat Yield Curve	Modest Inversion from .14% to –.06%	Steepening to 1.90%	Modestly Steepening to .25%

The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Stable” or unchanged rate scenario calculated as of December 2004. The effect on earnings assumes no changes in non-interest income or expense between scenarios.

Stable Rate Scenario compared to:	First Twelve Month Average % Change in Pro-forma Earnings	Second Twelve Month Average % Change in Pro-forma Earnings	24th Month % Change in Pro-forma Earnings
Estimated Rate Scenario	1.30%	2.51%	2.80%
Rising Rate Scenario	5.10%	14.72%	21.39%
Declining Rate Scenario	(4.50%)	(16.00%)	(20.24%)

Management’s assessment of interest rate risk and scenario analysis must be taken in the context of market interest rates and overall economic conditions. Since mid 2004, the Federal Reserve has engineered a gradual rising in short term market interest rates. Meanwhile, while long term rates remained relatively stable resulting in a flattening of yield curve between short and long term rates. The yield curve suggests that market participants are anticipating a relatively stable rate environment over the next several years. At year-end 2005, the national Federal Funds and Prime borrowing rates were at 4.25% and 7.25%, respectively.

The above rate scenarios provide a relatively wide dispersion of possible outcomes, with the rising rate scenario modeling an outcome whereby fed funds rate increases significantly from 4.25% at year end 2005 to 10.25% at Year end 2007, while in the declining scenario rates fall to a very low .50% by the end of the horizon period. Meanwhile, the estimated scenario models fed funds as increasing to 4.75% and remaining at that level through the horizon period.

In management’s judgment, at this date the interest rate risk profile of the Company is relatively well balanced considering the range of outcomes under the different scenarios. The model indicates that should future interest rates actually follow the most likely path (“estimated” rate scenario), the net interest margin would remain within the recent range of 5.50% to 5.70%. However with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely fall outside of this range should such interest rates actually occur. This is mainly because the Company has a large portion of non-interest bearing funds (approximately 40% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. In the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall to the very low levels assumed in the declining scenario, yields on loans and securities would compress against an already low cost of funds. Importantly in this declining rate scenario, the model assumes a substantial portion of loans would prepay/refinance at lower rates, contributing to margin compression. In this scenario where fed fund rates fall to just .50%, the model indicates that the net interest margin could average approximately .30% below the range noted above, while other financial performance benchmarks including ROA and ROE would remain at sound levels (though lower than in other scenarios). Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of its relatively low likelihood as compared to the cost of mitigating this risk and because the model suggests that the Company would still generate reasonable returns under such circumstances. Please carefully review the following information as to the risk of placing undue reliance on simulation models, interest rate projections and scenario results.

In all scenarios discussed above, results are modeled using management’s estimates as to growth in loans, deposits and other balance sheet items, as well as the expected mix and pricing thereof. These volume estimates are static in the various scenarios. Such estimates may be inaccurate as to future periods. Model results are only indicative of interest rate risk exposure under various scenarios. The results do not encompass all possible paths of future market rates, in terms of absolute change or rate of change, or changes in the shape of the yield curve. Nor does the simulation anticipate changes in credit conditions that could affect results. Likewise, scenarios do not include possible changes in volumes, pricing or portfolio management tactics that may enable management to moderate the effect of such interest rate changes.

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

With respect to the pending acquisition of Farmers and Merchants State Bank of Idaho, management has reviewed the simulation results and interest sensitivity profile as generated by the simulation model in use at F&M. It appears that the net interest margin of the combined company could be approximately 20 basis points lower than Cascade on a stand alone basis. This is mainly due to F&M’s higher portion of investment securities that carrying a yield below that of loans, and because F&M has a higher overall cost of funds. The combined company may have a modestly lower sensitivity to changes in interest rates than Cascade alone. This is because F&M has a higher portion of loans that float with prime and a lower portion of non interest bearing deposits as compared to Cascade. Managements estimates in this regard are preliminary, subject to the forecast and model risks enumerated above.

In the opinion of management, the use of interest rate gap analysis is less valuable than the above method in measuring and managing interest rate risk. This is because it is a static measure of rate sensitivity and does not capture the possible magnitude or pace of rate changes. At year-end 2005, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive assets maturing or available for re-pricing within one-year exceeded rate sensitive liabilities by approximately $15.4 million.

Interest Rate Gap Table

The Company considers its rate-sensitive assets to be those that either contains a provision to adjust the interest rate periodically or matures within one year. These assets include certain loans and leases and investment securities and interest bearing balances with FHLB. Rate-sensitive liabilities are those liabilities that are considered sensitive to periodic interest rate changes within one year, including maturing time certificates, savings deposits, interest-bearing demand deposits and junior subordinated debentures.

Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2005 (dollars in thousands):

	Within 90 days	After 90 days within one year	After one year within five years	After five years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$64,934	$3,999	$12,409	$42,878	$124,220
Interest bearing balances with FHLB	7,242	—	—	—	7,242
Loans	478,283	99,035	424,789	47,598	1,049,705
Total interest earning assets	$550,459	$103,034	$437,198	$90,476	$1,181,167

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$426,808	$106,702	$—	$—	$533,510
Savings deposits	17,590	17,590	—	—	35,179
Time deposits	14,380	31,189	20,658	—	66,227
Total interest bearing deposits	458,778	155,481	20,658	—	634,916
Junior subordinated debentures	20,619	—	—	—	20,619
Other borrowings	3,242	—	29,000	32,108	64,350
Total interest bearing liabilities	$482,639	$155,481	$49,658	$32,108	$719,885
Interest rate sensitivity gap	$67,821	$(52,447)	$387,540	$58,368	$461,282
Cumulative interest rate sensitivity gap	$67,821	$15,374	$402,914	$461,282	$461,282
Interest rate gap as a percentage of total interest earning assets	5.74%	(4.44)%	32.81%	4.94%	39.05%
Cumulative interest rate gap as a percentage of total earning assets	5.74%	1.30%	34.11%	39.05%	39.05%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

Portland, Oregon
January 27, 2006

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$35,532,104	$34,915,710
Interest bearing deposits with Federal Home Loan Bank	7,242,440	3,040,978
Federal funds sold	64,934,548	13,935,467
Total cash and cash equivalents	107,709,092	51,892,155
Investment securities available-for-sale	55,448,640	45,110,418
Investment securities held-to-maturity, estimated fair value of $3,828,856 ($1,999,026 in 2004)	3,837,310	1,958,736
Federal Home Loan Bank stock	3,240,700	2,571,600
Loans, net	1,035,016,697	847,147,231
Premises and equipment, net	22,688,198	21,755,058
Bank-owned life insurance	16,047,099	14,065,927
Accrued interest and other assets	25,683,214	22,290,671
Total assets	$1,269,670,950	$1,006,791,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$430,463,105	$340,652,463
Interest bearing demand	533,510,409	415,556,155
Savings	35,179,285	36,715,012
Time	66,227,372	58,472,916
Total deposits	1,065,380,171	851,396,546
Junior subordinated debentures	20,619,000	20,619,000
Other borrowings	64,350,302	36,533,475
Accrued interest and other liabilities	14,945,972	11,810,330
Total liabilities	1,165,295,445	920,359,351
Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized (20,000,000 in 2004); 16,953,515 shares issued and outstanding (16,738,627 in 2004)	33,705,919	32,078,798
Retained earnings	70,570,994	53,706,929
Unearned compensation on restricted stock	(442,773)	(155,925)
Accumulated other comprehensive income	541,365	802,643
Total stockholders’ equity	104,375,505	86,432,445
Total liabilities and stockholders’ equity	$1,269,670,950	$1,006,791,796

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Interest and dividend income:
Interest and fees on loans	$69,688,931	$49,357,692	$39,299,069
Taxable interest on investment securities	1,719,020	1,092,709	1,018,475
Nontaxable interest on investment securities	159,201	92,330	65,815
Interest on interest bearing deposits with Federal Home Loan Bank	796,695	194,116	214,027
Interest on federal funds sold	463,693	111,509	116,405
Dividends on Federal Home Loan Bank stock	10,000	62,600	121,392
Total interest and dividend income	72,837,540	50,910,956	40,835,183
Interest expense:
Deposits:
Interest bearing demand	8,350,665	3,240,683	2,448,717
Savings	126,054	117,188	109,453
Time	1,654,311	806,101	898,014
Junior subordinated debentures and other borrowings	3,154,073	738,651	546,935
Total interest expense	13,285,103	4,902,623	4,003,119
Net interest income	59,552,437	46,008,333	36,832,064
Loan loss provision	3,050,000	3,650,000	2,695,000
Net interest income after loan loss provision	56,502,437	42,358,333	34,137,064
Noninterest income:
Service charges on deposit accounts, net	6,218,510	6,747,052	6,035,350
Mortgage banking income, net	2,256,159	2,361,815	4,114,738
Card issuer and merchant service fees, net	2,386,319	2,004,018	1,692,456
Earnings on bank-owned life insurance	708,824	655,755	412,817
Gain on sale of other real estate owned	195,714	—	—
Gains on sales of investment securities available-for-sale	—	181,720	236,435
Other	1,303,365	989,316	908,604
Total noninterest income	13,068,891	12,939,676	13,400,400
Noninterest expenses:
Salaries and employee benefits	20,668,913	17,907,486	15,730,367
Equipment	1,454,965	1,241,961	1,017,960
Occupancy	2,349,304	2,182,666	1,901,901
Communications	952,346	862,614	681,661
Advertising	693,512	738,032	408,424
Other	8,082,239	6,644,600	5,114,263
Total noninterest expenses	34,201,279	29,577,359	24,854,576
Income before income taxes	35,370,049	25,720,650	22,682,888
Provision for income taxes	12,934,000	9,713,000	8,728,000
Net income	$22,436,049	$16,007,650	$13,954,888
Basic earnings per common share	$1.33	$0.96	$0.89
Diluted earnings per common share	$1.29	$0.93	$0.86

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Number of shares	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income	Total stockholders’ equity
Balances at December 31, 2002	15,642,048		$18,253,082	$32,172,221	$—	$762,412	$51,187,715
Comprehensive income:
Net income	—	$13,954,888	—	13,954,888	—	—	13,954,888
Other comprehensive income — unrealized gains on investment securities available-for-sale of approximately $172,000 (net of income taxes of approximately $107,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $146,000 (net of income taxes of approximately $91,000)	—	25,954	—	—	—	25,954	25,954
Total comprehensive income	—	$13,980,842	—	—	—	—	—
Fair value of restricted stock grants	—		311,850	—	(311,850)	—	—
Amortization of unearned compensation on restricted stock	—		—	—	31,185	—	31,185
Cash dividends paid (aggregating $.26 per share)	—		—	(4,026,401)	—	—	(4,026,401)
Stock options exercised	134,546		576,609	—	—	—	576,609
Tax benefit from non-qualified stock options exercised	—		5,744	—	—	—	5,744
Balances at December 31, 2003	15,776,594		19,147,285	42,100,708	(280,665)	788,366	61,755,694
Comprehensive income:
Net income	—	$16,007,650	—	16,007,650	—	—	16,007,650
Other comprehensive income—unrealized gains on investment securities available-for-sale of approximately $127,000 (net of income taxes of approximately $78,000), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113,000 (net of income taxes of approximately $69,000)	—	14,277	—	—	—	14,277	14,277
Total comprehensive income	—	$16,021,927	—	—	—	—	—
Common stock issued in conjunction with acquisition	772,752		11,699,399	—	—	—	11,699,399
Amortization of unearned compensation on restricted stock	—		—	—	124,740	—	124,740
Cash dividends paid (aggregating $.26 per share)	—		—	(4,401,429)	—	—	(4,401,429)
Stock options exercised	189,281		812,375	—	—	—	812,375
Tax benefit from non-qualified stock options exercised	—		419,739	—	—	—	419,739
Balances at December 31, 2004	16,738,627		32,078,798	53,706,929	(155,925)	802,643	86,432,445

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Number of shares	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2004	16,738,627		$32,078,798	$53,706,929	$(155,925)	$802,643	$86,432,445
Comprehensive income:
Net income	—	$22,436,049	—	22,436,049	—	—	22,436,049
Other comprehensive loss — unrealized losses on investment securities available-for-sale of approximately $261,000 (net of income taxes of approximately $160,000)	—	(261,278)	—	—	—	(261,278)	(261,278)
Total comprehensive income	—	$22,174,771	—	—	—	—	—
Fair value of restricted stock grants	49,986		590,410	—	(590,410)	—	—
Amortization of unearned compensation on restricted stock	—		—	—	303,562	—	303,562
Cash dividends paid (aggregating $.33 per share)	—		—	(5,571,984)	—	—	(5,571,984)
Stock options exercised	164,902		796,849	—	—	—	796,849
Tax benefit from non-qualified stock options exercised	—		239,862	—	—	—	239,862
Balances at December 31, 2005	16,953,515		$33,705,919	$70,570,994	$(442,773)	$541,365	$104,375,505

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$22,436,049	$16,007,650	$13,954,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,407,588	3,296,552	3,426,792
Loan loss provision	3,050,000	3,650,000	2,695,000
Credit for deferred income taxes	(1,751,000)	(905,000)	(1,028,000)
Discounts on sales of mortgage loans, net	525,867	368,213	694,125
Gains on sales of investment securities available-for-sale	—	(181,720)	(236,435)
Dividends on Federal Home Loan Bank stock	(10,000)	(62,600)	(121,392)
Deferred benefit plan expenses	1,785,216	1,087,000	681,000
Amortization of unearned compensation on restricted stock	303,562	124,740	31,185
Increase in accrued interest and other assets	(4,035,206)	(7,456,190)	(3,041,233)
Increase in accrued interest and other liabilities	1,510,560	1,729,821	46,285
Originations of mortgage loans	(158,774,816)	(141,406,975)	(304,691,027)
Proceeds from sales of mortgage loans	158,822,424	140,296,007	305,699,939
Net cash provided by operating activities	27,270,244	16,547,498	18,111,127
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(23,511,564)	(20,477,804)	(16,963,356)
Purchases of investment securities held-to-maturity	(1,886,292)	(1,300,000)	—
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	12,632,772	8,625,150	10,989,640
Proceeds from sales of investment securities available-for-sale	—	404,573	427,835
Proceeds from maturities and calls of investment securities held-to-maturity	—	—	124,479
Purchase of Federal Home Loan Bank stock	(659,100)	(162,200)	—
Loan originations, net	(191,492,941)	(235,911,282)	(90,695,692)
Cash acquired in acquisition of Community Bank of Grants Pass	—	10,192,199	—
Purchases of premises and equipment, net	(2,444,361)	(7,856,186)	(4,750,406)
Purchases of bank-owned life insurance	(1,357,000)	(4,925,000)	(320,000)
Net cash used in investing activities	(208,718,486)	(251,410,550)	(101,187,500)
Cash flows from financing activities:
Net increase in deposits	213,983,625	158,116,554	149,192,734
Proceeds from issuance of junior subordinated debentures	—	20,619,000	—
Net increase (decrease) in other borrowings	27,816,827	22,668,870	(4,135,395)
Cash dividends paid	(5,571,984)	(4,401,429)	(4,026,401)
Stock options exercised	796,849	812,375	576,609
Tax benefit from non-qualified stock options exercised	239,862	419,739	5,744
Net cash provided by financing activities	237,265,179	198,235,109	141,613,291
Net increase (decrease) in cash and cash equivalents	55,816,937	(36,627,943)	58,536,918
Cash and cash equivalents at beginning of year	51,892,155	88,520,098	29,983,180
Cash and cash equivalents at end of year	$107,709,092	$51,892,155	$88,520,098

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Bancorp has also established a subsidiary grantor trust in connection with the issuance of trust preferred securities (see Note 9). In accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (as amended),” the accounts and transactions of this trust are not included in the accompanying consolidated financial statements.

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 5-for-4 stock split in 2004.

Certain amounts in 2004 and 2003 have been reclassified to conform with the 2005 presentation.

Description of business

The Bank conducts a general banking business, primarily operating in one business segment; and currently operates branches throughout Central Oregon, the Salem/Keizer, Oregon area, and Southern Oregon; and has a business banking office in Portland, Oregon. Its activities include the usual lending and deposit functions of a commercial bank: commercial, real estate, installment, credit card and mortgage loans; checking, money market, time deposit and savings accounts; Internet banking and bill payment; automated teller machines and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

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

Supplemental disclosures of cash flow information

For the periods reported, noncash transactions resulted from a 5-for-4 stock split in 2004; unrealized gains and losses on investment securities available-for-sale, net of income taxes, and issuance of restricted stock, both as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage-servicing rights, as disclosed in Note 6; and common stock issued in conjunction with the acquisition of Community Bank of Grants Pass (CBGP), as disclosed in Note 11.

During 2005, 2004 and 2003, the Bank paid approximately $12,983,000, $4,765,000 and $4,069,000, respectively, in interest expense.

During 2005, 2004 and 2003, the Company made income tax payments of approximately $13,579,000, $10,750,000 and $9,225,000, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2005, 2004 or 2003.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary would result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2005 and 2004 are temporary.

FHLB stock

The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2005, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Loans

Loans are stated at the amount of unpaid principal, reduced by the reserve for loan losses and deferred loan fees.

Interest income on all loans is accrued as earned on the simple interest method. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company currently classifies reserves for commitments to loan in the loan loss reserve in accordance with the industry practice of other banks in its peer group. At some point in the future, management anticipates that the Company will reclassify such amounts as other liabilities.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s reserve for loan losses. Such agencies may require the Bank to recognize additions to the reserve in the future based on their judgment of the information available to them at the time of their examinations.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expenses. Other real estate was insignificant at December 31, 2005 and 2004.

Goodwill and other intangible assets

Goodwill and other intangible assets represent the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations under the purchase method of accounting. As of December 31, 2005 and 2004, the carrying value of goodwill and other intangible assets that arose from the acquisition of CBGP totaled approximately $6.7 million, of which approximately $6.4 million represents goodwill, and is included in accrued interest and other assets in the accompanying consolidated balance sheets.

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

The Company performs its annual impairment test for goodwill during the third quarter of each year. For purposes of this test, the Company identified a single reporting unit. The fair value of the reporting unit was determined by using the quoted market price of the Company’s common stock as of the impairment testing date. For 2005 and 2004, the Company determined that the fair value of its single reporting unit was significantly in excess of the reporting unit’s carrying value. Accordingly, based on the results of valuation testing performed, in the opinion of management, the Company has not experienced any such impairment loss as of and for the years ended December 31, 2005 and 2004.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recently issued accounting standards

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

SFAS 123R was to be effective for the Company beginning on July 1, 2005; however, in April 2005 the Securities and Exchange Commission delayed the required implementation date until January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, annual

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation cost of approximately $413,000 for the year ended December 31, 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of SFAS 123R. See Note 17 for additional stock-based compensation awards granted in January 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (as amended), a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 carries forward the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Under SFAS No. 154, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable to do so. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS No. 154 to have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the FSP). The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP nullifies certain requirements of FASB Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF Issue 03-1 which were adopted in 2003. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the FSP to have a material impact on the Company’s consolidated financial statements.

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

SOP No. 03-3 was effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The following table illustrates the effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net income, as reported	$22,436,049	$16,007,650	$13,954,888
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	(593,726)	(604,578)	(541,294)
Pro forma net income	$21,842,323	$15,403,072	$13,413,594
Earnings per common share:
Basic — as reported	$1.33	$.96	$.89
Basic — pro forma	1.30	.92	.85
Diluted — as reported	1.29	.93	.86
Diluted — pro forma	1.25	.89	.83

The effect of applying SFAS No. 123 to stock options granted in the years ended December 31, 2005, 2004 and 2003 resulted in an estimated weighted-average grant date fair value of $6.91, $6.38 and $4.51, respectively. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	1.7%	1.6%	2.3%
Estimated volatility	38.5%	43.6%	47.8%
Risk-free interest rate	3.7%	3.1%	3.0%
Estimated option lives	6 years	6 years	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly-traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of the Company’s management, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

As noted previously, the Company expects to adopt the provisions of SFAS 123R on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the consolidated income statement based on their fair values on the date of the grant.

2.	Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the Federal Reserve Bank (FRB) (approximately $17,220,000 and $12,818,000 at December 31, 2005 and 2004, respectively). Accordingly, the Bank met these requirements by holding cash and maintaining average reserve balances with the FRB in excess of these amounts.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investment securities

Investment securities at December 31, 2005 and 2004 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2005
Available-for-sale
U.S. Agency mortgage-backed secrities	$38,584,298	$75,534	$251,707	$38,408,125
U.S. Government and agency securities	11,994,794	9,819	79,864	11,924,749
Obligations of state and political subdivisions	2,667,811	—	40,801	2,627,010
Equity securities	957,478	1,154,511	—	2,111,989
Mutual fund	371,088	5,679	—	376,767
	$54,575,469	$1,245,543	$372,372	$55,448,640
Held-to-maturity
Obligations of state and political subdivisions	$3,837,310	$29,855	$38,309	$3,828,856

2004
Available-for-sale
U.S. Agency mortgage-backed secrities	$29,255,143	$308,044	$38,129	$29,525,058
U.S. Government and agency securities	10,498,229	101,633	15,774	10,584,088
Obligations of state and political subdivisions	2,741,738	6,069	20,505	2,727,302
Equity securities	957,478	947,627	—	1,905,105
Mutual fund	356,838	12,027	—	368,865
	$43,809,426	$1,375,400	$74,408	$45,110,418
Held-to-maturity
Obligations of state and political subdivisions	$1,958,736	$43,393	$3,103	$1,999,026

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Agency mortgage-backed securities	$23,922,377	$(144,005)	$6,868,519	$(107,702)	$30,790,896	$(251,707)
U.S Government and agency securities	6,469,788	(25,006)	2,445,142	(54,858)	8,914,930	(79,864)
Obligations of state and political subdivisions	1,443,714	(18,555)	3,196,697	(60,555)	4,640,411	(79,110)
	$31,835,879	$(187,566)	$12,510,358	$(223,115)	$44,346,237	$(410,681)

Management of the Company has the intent and ability to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2005, management of the Company also had the intent and ability to hold the investment securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses on the above investment securities are primarily due to increases in market interest rates over the yields available at the time the specific investment securities were purchased by the Company. Management

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or repricing dates, or if market yields for such investment securities decline. Management of the Company does not believe that any of the investment securities are impaired due to reasons of credit quality. Accordingly, management of the Company does not believe that any of the above gross unrealized losses on investment securities are other-than-temporary and, accordingly, no impairment adjustments have been recorded.

The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Available-for-sale
Due three months to one year	$3,869,095	$3,869,347
Due after one year through five years	10,639,858	10,520,135
Due after five years through ten years	185,000	184,547
Due after ten years	38,552,950	38,385,855
Equity securities	957,478	2,111,989
Mutual fund	371,088	376,767
	$54,575,469	$55,448,640
Held-to-maturity
Due three months to one year	$130,330	$130,879
Due after one year through five years	1,889,201	1,864,220
Due after five years through ten years	1,817,779	1,833,757
	$3,837,310	$3,828,856

Investment securities with a carrying value of approximately $57,078,000 and $43,427,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The Company had no gross realized losses on sales of investment securities during the years ended December 31, 2005, 2004 and 2003, and no gross realized gains on sales of investment securities during the year ended December 31, 2005. Gross realized gains on sales of investment securities during the years ended December 31, 2004 and 2003 are as disclosed in the accompanying consolidated statements of income.

4.	Loans

Loans at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Commercial	$320,618,805	$252,575,123
Real estate:
Construction/lot	220,229,831	178,715,858
Mortgage	56,724,240	52,667,778
Commercial	417,579,762	338,391,526
Consumer	34,551,748	37,208,514
Total loans	1,049,704,386	859,558,799
Less reserve for loan losses	14,687,689	12,411,568
Total loans, net	$1,035,016,697	$847,147,231

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in mortgage loans at December 31, 2005 and 2004 were approximately $2,652,000 and $3,225,000, respectively, in mortgage loans held for sale. In addition, the above loans are net of deferred loan fees of approximately $3,387,000 and $3,149,000 at December 31, 2005 and 2004, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central Oregon, Salem/Keizer, Southern Oregon and Portland), and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local economic conditions in such markets.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2005 and 2004, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $34,343,000 and $24,630,000, respectively.

5.	Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance at beginning of year	$12,411,568	$9,398,584	$7,669,145
Loan loss provision	3,050,000	3,650,000	2,695,000
Loans charged-off	(1,266,435)	(1,419,726)	(1,473,867)
Recoveries of loans previously charged-off	492,556	428,291	508,306
Reserve acquired from CBGP	—	354,419	—
Balance at end of year	$14,687,689	$12,411,568	$9,398,584

Loans on nonaccrual status at December 31, 2005 and 2004 were approximately $40,000 and $483,000, respectively. Interest income, which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was insignificant for the years ended December 31, 2005, 2004 and 2003. Loans contractually past due 90 days or more on which the Company continued to accrue interest at December 31, 2005 and 2004 were insignificant. At December 31, 2005 and 2004, impaired loans and any related specific valuation allowances were insignificant. The average recorded investment in impaired loans was insignificant for the years ended December 31, 2005 and 2004. Interest income recognized on impaired loans for the years ended December 31, 2005, 2004 and 2003 was insignificant.

6.	Mortgage banking activities

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. However, it has retained the right to service sold loans with principal balances totaling approximately $499 million, $502 million and $514 million as of December 31, 2005, 2004 and 2003, respectively. These balances are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting exceptions and related repurchase risks. However, as of December 31, 2005 and 2004, management is not aware of any mortgage loans which will have to be repurchased.

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2005 and 2004, mortgage loans held for sale were carried at cost, which approximated estimated market value.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions in the Company’s MSRs for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance at beginning of year	$4,663,358	$4,688,445	$4,071,370
Additions	1,318,150	1,269,752	3,096,576
Amortization	(1,542,089)	(1,619,839)	(2,504,501)
Impairment adjustments	—	325,000	25,000
Balance at end of year	$4,439,419	$4,663,358	$4,688,445

At December 31, 2005 and 2004, the fair value of the Company’s MSRs was approximately $5.8 million and $5.2 million, respectively. The key assumptions used in estimating the fair value of MSRs at December 31, 2005 included weighted-average mortgage prepayment rates (PSA) of approximately 189% for the first year, 169% for the second year and 149% thereafter (257%, 228% and 199%, respectively, in 2004). A 9% discount rate was also applied.

Changes in the valuation allowance for MSRs for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance at beginning of year	$—	$325,000	$350,000
Impairment adjustments	—	(325,000)	(25,000)
Balance at end of year	$—	$—	$325,000

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

Mortgage banking income, net, consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Origination and processing fees	$1,824,224	$1,593,520	$3,389,614
Gains on sales of mortgage loans, net	688,165	766,078	1,976,242
Servicing fees	1,285,859	1,297,057	1,228,383
Amortization and impairment adjustments	(1,542,089)	(1,294,840)	(2,479,501)
Mortgage banking income, net	$2,256,159	$2,361,815	$4,114,738

7.	Premises and equipment

Premises and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Land	$3,408,465	$3,299,900
Buildings and leasehold improvements	19,344,389	17,479,550
Furniture and equipment	9,311,638	8,732,684
	32,064,492	29,512,134
Less accumulated depreciation and amortization	9,387,102	8,134,068
	22,677,390	21,378,066
Construction in progress	10,808	376,992
Premises and equipment, net	$22,688,198	$21,755,058

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Time deposits

Time deposits in excess of $100,000 aggregated approximately $34,936,000 and $26,583,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled annual maturities of all time deposits were approximately as follows:

2006	$43,699,000
2007	11,310,000
2008	4,943,000
2009	5,001,000
2010	1,274,000
$66,227,000

9.	Junior subordinated debentures

In December 2004, the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS) and $619,000 of common securities. The common securities were purchased by the Company, and represent a 3% minority interest in the Trust. The Company’s investment in the common securities is included in accrued interest and other assets in the accompanying consolidated balance sheets. The TPS are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035. The TPS pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%. The Trust used the proceeds received from the issuance of the TPS to purchase $20 million of junior subordinated debentures (the Debentures) of the Company. The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The TPS may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS. In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at December 31, 2005, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

10.	Other borrowings

The Bank participates in the FHLB’s Cash Management Advance Program (the Program). At December 31, 2005, the Bank had approximately $61.1 million ($29.7 million at December 31, 2004) in borrowings outstanding from the FHLB under the Program with fixed interest at rates ranging from 2.96% to 4.90%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans. At December 31, 2005, the Bank had remaining available borrowings from the FHLB of approximately $128.7 million. To fully utilize the Bank’s available borrowings from the FHLB, the Bank would be required to purchase additional FHLB stock of approximately $4.2 million.

At December 31, 2005, the Bank had approximately $29.4 million in available short-term borrowings from the FRB, collateralized by certain of the Bank’s loans. The FRB funds available include participation in the Treasury Tax and Loan program of the federal government. Access to this funding source is limited to $10.0 million and is fully at the discretion of the U.S. Treasury. At December 31, 2005, the Bank had approximately $3.2 million ($6.8 million at December 31, 2004) in borrowings outstanding from the FRB. As an additional source of liquidity, the Bank had federal fund borrowing agreements with correspondent banks aggregating approximately $31.5 million at December 31, 2005.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2005, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2006	$—
2007	7,000,000
2008	13,000,000
2009	4,000,000
2010	5,000,000
Thereafter	32,109,000
$61,109,000

11.	Mergers and acquisitions

Community Bank of Grants Pass

On January 1, 2004, the Company acquired CBGP to complement its expansion into Southern Oregon. The acquisition of CBGP was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the underlying assets and liabilities of CBGP based on estimated fair values at the date of acquisition.

CBGP shareholders received one share of the Company’s common stock for each share of CBGP common stock (772,752 shares), aggregating a total purchase price of approximately $11.7 million. In connection with the acquisition, the Company recorded goodwill of approximately $6.4 million. Upon completion of the acquisition, CBGP was fully merged into the Bank. The operating results of CBGP are included in the Company’s consolidated financial statements effective January 1, 2004.

F&M Holding Company

Effective December 23, 2005, the Company entered into a definitive agreement with F&M Holding Company (F&M), under terms of which the Company will acquire F&M in exchange for cash and common stock of the Company. F&M’s banking subsidiary, Farmers & Merchants State Bank (FMSB), comprised of 11 branches in Boise, Idaho and surrounding markets, will continue to operate under the Farmers & Merchants name in Idaho. Terms of the definitive agreement call for the Company to pay $22.5 million in cash and issue 5,325,000 shares of Bancorp common stock. The estimated value of the stock consideration is approximately $124.6 million, and the aggregate estimated total purchase price is approximately $147.1 million.

In addition, F&M has agreed to a holdback of $3.9 million of the $124.6 million related to the uncertain collectibility of specific F&M loans. These holdback funds will be disbursed to F&M upon performance of the loans according to the terms of the definitive agreement. The acquisition is subject to approval of the Company’s shareholders and banking regulators and is expected to close in the second quarter of 2006.

12.	Commitments, guarantees and contingencies

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2005 and 2004, the Bank had no commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2005 and 2004 is approximately as follows:

	2005	2004
Commitments to extend credit	$410,709,000	$296,914,000
Commitments under credit card lines of credit	20,686,000	18,893,000
Standby letters of credit	15,228,000	9,010,000
Total off-balance sheet financial instruments	$446,623,000	$324,817,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank applies established credit related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.

The Bank typically does not obtain collateral related to credit card commitments. Collateral held for other commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Bank would be entitled to seek recovery from the customer. The Bank’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those involved in extending loans to customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with accounting standards generally accepted in the United States related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At both December 31, 2005 and 2004, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements. The Bank also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under the guidelines of SFAS No. 133, as amended by SFAS No. 149. However, in the opinion of management, such derivative amounts are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2005, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2006	$1,319,000
2007	1,285,000
2008	1,209,000
2009	992,000
2010	885,000
Thereafter	4,425,000
Total minimum payments	$10,115,000

Total rental expense was approximately $1,254,000, $1,166,000 and $1,032,000 in 2005, 2004 and 2003, respectively.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Company’s Board of Directors (the Board) that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2005.

13.	Income taxes

The provision (credit) for income taxes for the years ended December 31, 2005, 2004 and 2003 was approximately as follows:

	2005	2004	2003
Current:
Federal	$13,015,000	$8,954,000	$8,282,000
State	1,670,000	1,664,000	1,474,000
	14,685,000	10,618,000	9,756,000
Deferred	(1,751,000)	(905,000)	(1,028,000)
Provision for income taxes	$12,934,000	$9,713,000	$8,728,000

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2005, 2004 and 2003 were approximately as follows:

	2005	2004	2003
Expected federal income tax provision at statutory rates	$12,380,000	$9,002,000	$7,939,000
State income taxes, net of federal effect	981,000	1,082,000	958,000
Effect of nontaxable interest income, net	(443,000)	(321,000)	(228,000)
Other, net	16,000	(50,000)	59,000
Provision for income taxes	$12,934,000	$9,713,000	$8,728,000

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets and liabilities at December 31, 2005 and 2004 were approximately as follows:

	2005	2004
Deferred tax assets:
Reserve for loan losses	$5,774,000	$4,597,000
Deferred benefit plan expenses, net	2,030,000	1,261,000
Other	253,000	334,000
Total deferred tax assets	8,057,000	6,192,000

Deferred tax liabilities:
Accumulated depreciation	679,000	838,000
Deferred loan income	1,068,000	554,000
Mortgage servicing rights	1,754,000	1,839,000
Purchased intangibles related to CBGP	409,000	556,000
FHLB stock dividends	510,000	505,000
Net unrealized gains on investment securities	332,000	492,000
Other	31,000	45,000
Total deferred tax liabilities	4,783,000	4,829,000
Net deferred tax assets	$3,274,000	$1,363,000

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

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 can be reconciled as follows:

	Net income (numerator)	Weighted-average shares (denominator)	Per-share amount
2005
Basic earnings per common share — Income available to common stockholders	$22,436,049	16,855,946	$1.33
Effect of stock options and restricted stock	—	563,853
Diluted earnings per common share	$22,436,049	17,419,799	$1.29

2004
Basic earnings per common share — Income available to common stockholders	$16,007,650	16,668,787	$.96
Effect of stock options and restricted stock	—	630,203
Diluted earnings per common share	$16,007,650	17,298,990	$.93

2003
Basic earnings per common share — Income available to common stockholders	$13,954,888	15,729,808	$.89
Effect of stock options and restricted stock	—	518,734
Diluted earnings per common share	$13,954,888	16,248,542	$.86

15.	Transactions with related parties

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

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2005 and 2004 was approximately as follows:

	2005	2004
Balance at beginning of year	$1,170,000	$1,631,000
Additions	981,000	1,176,000
Repayments	(1,245,000)	(777,000)
Retirement of Board member	—	(860,000)
Balance at end of year	$906,000	$1,170,000

16.	Benefit plans

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

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $1,019,000, $1,481,000 and $1,338,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Prior to 2005, employees had the option to receive a portion of the Company’s contributions to the Plan in cash.

Beginning in 2005, the Company elected to discontinue this option and utilized such funds to increase certain employees’ base salaries. This was to align this benefit with the Company’s philosophy of pay for performance.

Other benefit plans

The Bank has deferred compensation plans for the Board and certain key executives and managers, a salary continuation plan, a supplemental executive retirement (SERP) plan — adopted in 2004 — for certain key executives, and a fee continuation plan for the Board. In accordance with the provisions of the deferred compensation plans, participants can elect to defer portions of their annual compensation or fees. The deferred amounts generally vest as deferred. The deferred compensation plus interest is generally payable upon termination in either a lump-sum or monthly installments.

The salary continuation and SERP plans for certain key executives and the fee continuation plan for the Board provides specified benefits to the participants upon termination or change of control. The benefits are subject to certain vesting requirements, and vested amounts are generally payable upon termination or change of control in either a lump-sum or monthly installments. The Bank annually expenses amounts sufficient to accrue for the present value of the benefits payable to the participants under these plans. These plans also include death benefit provisions for certain participants. Effective in 2004, the fee continuation plan was discontinued for future members of the Board.

To assist in the funding of these plans, the Bank has purchased bank-owned life insurance policies on the majority of the participants. The cash surrender value of these policies at December 31, 2005 and 2004 was approximately $16,047,000 and $14,066,000, respectively. At December 31, 2005 and 2004, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $3,118,000 and $2,552,000, respectively. The amount of expense charged to operations in 2005, 2004 and 2003 related to the deferred compensation plans was approximately $701,000, $476,000 and $481,000, respectively. As of December 31, 2005 and 2004, the liabilities related to the salary continuation, SERP and fee continuation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $3,000,000 and $1,973,000, respectively. The amount of expense charged to operations in 2005, 2004 and 2003 for the salary continuation, SERP and fee continuation plans was approximately $1,084,000, $611,000 and $200,000, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the bank-owned life insurance policies.

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

The stock-based compensation plans prescribe various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. For ISOs, the option strike price must be no less than 100% of the stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of the stock price at the grant date, and all grants to date have been at 100%. Restricted stock must be at fair market value on grant date. At December 31, 2005, 288,434 shares reserved under the stock-based compensation plans were available for future grant. Restricted stock grants are limited to 30% of the shares available under the

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock-based compensation plans. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from date of grant.

Activity related to the stock-based compensation plans for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005		2004		2003
	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price
Balance at beginning of year	1,030,751	$8.33	1,017,801	$6.90	967,552	$5.61
Granted	76,108	19.02	218,140	12.25	203,832	11.38
Forfeited	—	—	(15,909)	12.58	(19,037)	8.00
Exercised	(164,902)	4.76	(189,281)	4.36	(134,546)	4.29
Balance at end of year	941,957	$9.82	1,030,751	$8.33	1,017,801	$6.90

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2005 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price
Under $5.00	103,945	$3.40	1.3	103,945	$3.40
$5.01 – $8.00	315,028	6.59	3.5	315,028	6.59
$8.01 – $12.00	313,620	10.28	6.7	178,788	9.50
$12.01 – $16.00	1,562	12.72	7.4	—	—
$16.01 – $20.00	203,802	17.16	8.4	24,399	16.20
$20.01 – $22.59	4,000	21.02	9.8	—	—
	941,957	$9.82	5.4	662,160	$7.27

Exercisable options as of December 31, 2004 and 2003 totaled 778,472 and 837,543, respectively.

In addition, during 2005, the Company granted 31,236 shares of restricted stock at a market value of $18.90 per share (approximately $590,000). Also, during 2003, the Company granted 18,750 shares of restricted stock at a market value of $16.63 per share (approximately $312,000). The restricted stock is scheduled to vest over periods ranging from three to five years from the grant dates. The restricted stock is reported as unearned compensation on restricted stock in the accompanying consolidated balance sheets at December 31, 2005 and 2004. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

During January 2006, the Company granted 61,024 additional stock options and 30,612 additional shares of restricted stock.

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

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2005 and 2004.

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

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2005 and 2004 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

Bank-owned life insurance:  The carrying amount approximates the estimated fair value of these instruments.

Deposits: The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2005 and 2004 rates offered on those instruments.

Junior subordinated debentures and other borrowings: The fair value of the Bank’s junior subordinated debentures and other borrowings are estimated using discounted cash flow analyses based on the Bank’s December 31, 2005 and 2004 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2005 and 2004 were approximately as follows:

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$107,709,092	$107,709,000	$51,892,155	$51,892,000
Investment securities:
Available-for-sale	55,448,640	55,449,000	45,110,418	45,110,000
Held-to-maturity	3,837,310	3,829,000	1,958,736	1,999,000
FHLB stock	3,240,700	3,241,000	2,571,600	2,572,000
Loans, net	1,035,016,697	1,033,047,000	847,147,231	854,559,000
Bank-owned life insurance	16,047,099	16,047,000	14,065,927	14,066,000
Financial liabilities:
Deposits	1,065,380,171	1,064,971,000	851,396,546	851,547,000
Junior subordinated debentures and other borrowings	84,969,302	82,968,000	57,152,475	57,158,000

19.	Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2005 and 2004, the Company and the Bank met or exceeded all relevant capital adequacy requirements. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

As of December 31, 2005, the most recent notifications from the FRB and the Federal Deposit Insurance Corporation categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt correction action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company’s or the Bank’s regulatory capital categorization.

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Tier 1 capital (to average assets)	$116,667	9.3%	$50,179	4.0%	$62,725	5.0%
Tier 1 capital (to risk-weighted assets)	116,667	9.8	47,451	4.0	71,177	6.0
Total capital (to risk-weighted assets)	131,877	11.1	94,903	8.0	118,628	10.0

December 31, 2004:
Tier 1 capital (to average assets)	98,274	10.1	38,867	4.0	48,584	5.0
Tier 1 capital (to risk-weighted assets)	98,274	10.1	38,866	4.0	58,299	6.0
Total capital (to risk-weighted assets)	110,855	11.4	77,731	8.0	97,164	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Tier 1 capital (to average assets)	$114,746	9.2%	$50,043	4.0%	$62,554	5.0%
Tier 1 capital (to risk-weighted assets)	114,746	9.7	47,362	4.0	71,042	6.0
Total capital (to risk-weighted assets)	129,437	10.9	94,723	8.0	118,404	10.0

December 31, 2004:
Tier 1 capital (to average assets)	96,484	10.0	38,788	4.0	48,485	5.0
Tier 1 capital (to risk-weighted assets)	96,484	9.9	38,815	4.0	58,222	6.0
Total capital (to risk-weighted assets)	108,622	11.2	77,629	8.0	97,037	10.0

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$882,010	$732,615
Investment securities available-for-sale	2,111,989	1,905,105
Investment in subsidiary	121,738,640	104,054,991
Other assets	763,316	758,831
Total assets	$125,495,955	$107,451,542
Liabilities and stockholders’ equity:
Junior subordinated debentures	$20,619,000	$20,619,000
Other liabilities	501,450	400,097
Stockholders’ equity	104,375,505	86,432,445
Total liabilities and stockholders’ equity	$125,495,955	$107,451,542

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2005	2004	2003
Income:
Interest and other dividend income	$19,307	$22,438	$24,838
Gains on sales of investment securities available-for-sale	—	181,720	236,435
Total income	19,307	204,158	261,273
Expenses:
Administrative	516,742	220,170	171,150
Interest	1,025,710	40,000	—
Other	261,442	274,368	76,738
Total expenses	1,803,894	534,538	247,888
Net income (loss) before credit (provision) for income taxes, dividends from the Bank and equity in undistributed net earnings of subsidiary	(1,784,587)	(330,380)	13,385
Credit (provision) for income taxes	672,443	125,545	(5,000)
Net income (loss) before dividends from the Bank and equity in undistributed net earnings of subsidiary	(1,112,144)	(204,835)	8,385
Dividends from the Bank	5,475,000	3,350,000	3,225,000
Equity in undistributed net earnings of subsidiary	18,073,193	12,862,485	10,721,503
Net income	$22,436,049	$16,007,650	$13,954,888

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$22,436,049	$16,007,650	$13,954,888
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends from the Bank	5,475,000	3,350,000	3,225,000
Equity in undistributed net earnings of subsidiary	(23,548,193)	(16,212,485)	(13,946,503)
Gains on sales of investment securities available-for-sale	—	(181,720)	(236,435)
Increase in other assets	(4,485)	(623,406)	(5,041)
Increase in other liabilities	22,735	659,000	—
Net cash provided by operating activities	4,381,106	2,999,039	2,991,909

Cash flows from investing activities:
Investment in subsidiary	—	(20,000,000)	—
Proceeds from sales of investment securities available-for-sale	—	404,573	427,835
Purchase of investment securities available-for-sale	—	(69,839)	(66,785)
Net cash provided (used) by investing activities	4,381,106	(19,665,266)	361,050

Cash flows from financing activities:
Cash dividends paid	(5,571,984)	(4,401,429)	(4,026,401)
Net proceeds from issuance of junior subordinated debentures	—	20,000,000	—
Amortization of unearned compensation on restricted stock	303,562	124,740	31,185
Stock options exercised and related tax benefits	1,036,711	1,232,114	582,353
Net cash provided (used) by financing activities	(4,231,711)	16,955,425	(3,412,863)
Net increase (decrease) in cash and cash equivalents	149,395	289,198	(59,904)
Cash and cash equivalents at beginning of year	732,615	443,417	503,321
Cash and cash equivalents at end of year	$882,010	$732,615	$443,417

CASCADE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Selected quarterly financial data (unaudited)

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2005 and 2004. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth therein (in thousands, except per share amounts):

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$20,991	$19,317	$17,049	$15,480
Interest expense	4,300	3,727	2,922	2,336
Net interest income	16,691	15,590	14,127	13,144
Loan loss provision	—	1,150	1,000	900
Net interest income after loan loss provision	16,691	14,440	13,127	12,244
Noninterest income	3,332	3,493	3,272	2,972
Noninterest expenses	9,232	8,603	8,416	7,950
Income before income taxes	10,791	9,330	7,983	7,266
Provision for income taxes	3,964	3,158	3,063	2,749
Net income	$6,827	$6,172	$4,920	$4,517
Basic earnings per common share	$0.40	$0.37	$0.29	$0.27
Fully diluted earnings per common share	$0.39	$0.35	$0.28	$0.26

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$14,513	$13,221	$11,981	$11,196
Interest expense	1,596	1,190	1,057	1,060
Net interest income	12,917	12,031	10,924	10,136
Loan loss provision	900	1,200	900	650
Net interest income after loan loss provision	12,017	10,831	10,024	9,486
Noninterest income	3,184	3,145	3,481	3,130
Noninterest expenses	7,884	7,457	7,254	6,982
Income before income taxes	7,317	6,519	6,251	5,634
Provision for income taxes	2,763	2,396	2,323	2,231
Net income	$4,554	$4,123	$3,928	$3,403
Basic earnings per common share	$0.27	$0.25	$0.24	$0.21
Fully diluted earnings per common share	$0.26	$0.24	$0.23	$0.20

These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and preparing annual consolidated financial statements presented in conformity with accounting principles generally accepted in the United States. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control system contains monitoring mechanisms and actions are taken to correct identified deficiencies.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

It is also management’s responsibility to ensure satisfactory compliance with all designated laws regulations, and in particular, those laws and regulations concerning loans to insiders and dividend restrictions. Management also believes that there was satisfactory compliance during 2005 with designated laws and regulations.

ITEM 9B.	OTHER INFORMATION

None

PART III

Part III, items 10 through 14 are incorporated by reference from the Company’s definitive proxy statement issued in conjunction with our Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2005. (Directors and Executive Officers; Executive Compensation; Director and Management Ownership; Related Party Transactions; and Principal Accountant Fees and Services).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	The financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 38.

(2)Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

(b)	Reports on Form 8-K.

The Company filed a report on Form 8-K on October 11, 2005 in regards to release of the Company’s fourth quarter and year-end, 2005 earnings.

The Company filed a report on Form 8-K on December 28, 2005 in regards to the announcement of a definitive agreement to acquire F&M Holding Company, Boise, Idaho.

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

CASCADE BANCORP	CASCADE BANCORP
/s/ Patricia L. Moss Patricia L. Moss President/Chief Executive Officer	/s/ Gregory D. Newton Gregory D. Newton Executive Vice President/Chief Financial Officer
Date: March 3, 2006	Date: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres Jerol E. Andres, Director/Vice Chairman	March 9, 2006 Date

Gary L. Capps Gary L. Capps, Director	March 9, 2006 Date

/s/ Gary L. Hoffman Gary L. Hoffman, Director/Chairman	March 9, 2006 Date

/s/ Henry H. Hewitt Henry H. Hewitt, Director	March 9, 2006 Date

/s/ Judi Johansen Judi Johansen, Director	March 9, 2006 Date

/s/ Patricia L. Moss Patricia L. Moss, Director/President/CEO	March 3, 2006 Date

/s/ Ryan R. Patrick Ryan R. Patrick, Director	March 9, 2006 Date

EXHIBITS INDEX

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated, filed as exhibit 3.2 to registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.1	Registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

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

10.4	2002 Equity Incentive Plan. Filed as an exhibit to the registrant’s filing on Form S-8/A, as filed with the Securities and Exchange Commission on April 23, 2003, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 67 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002