Form 10-Q
period 2006-03-31
CASCADE BANCORP
filed 2006-05-10
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated file	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,507,193 shares of no par value Common Stock as of April 30, 2006.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2006

PART I

Item 1.  Financial Statements

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$44,952	$35,532
Interest bearing deposits with Federal Home Loan Bank	19,074	7,242
Federal funds sold	32,556	64,935

Total cash and cash equivalents	96,582	107,709
Investment securities available-for-sale	60,118	55,449
Investment securities held-to-maturity	3,834	3,837
Federal Home Loan Bank stock	3,241	3,241
Loans, net	1,116,547	1,035,017
Premises and equipment, net	22,796	22,688
Bank-owned life insurance	16,195	16,047
Accrued interest and other assets	31,350	25,683

Total assets	$1,350,663	$1,269,671

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$458,093	$430,463
Interest bearing demand	539,431	533,511
Savings	35,238	35,179
Time	83,108	66,227

Total deposits	1,115,870	1,065,380
Junior subordinated debentures	47,939	20,619
Other borrowings	61,046	64,350
Accrued interest and other liabilities	15,398	14,946

Total liabilities	1,240,253	1,165,295
Stockholders’ equity:
Common stock, no par value;
35,000,000 shares authorized;
17,151,907 issued and outstanding (16,953,515 in 2005)	34,846	33,706
Retained earnings	74,964	70,571
Unearned compensation on restricted stock	—	(442)
Accumulated other comprehensive income	600	541

Total stockholders’ equity	110,410	104,376

Total liabilities and stockholders’ equity	$1,350,663	$1,269,671

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Three Months ended March 31, 2006 and 2005
(Unaudited)

	Three months ended March 31,

	2006	2005

	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$20,739	$15,027
Taxable interest on investments	556	389
Nontaxable interest on investments	47	31
Interest on federal funds sold	265	11
Interest on interest bearing deposits with Federal Home Loan Bank	120	12
Dividends on Federal Home Loan Bank stock	—	10

Total interest income	21,727	15,480
Interest expense:
Deposits:
Interest bearing demand	3,317	1,450
Savings	29	31
Time	513	323
Borrowings	961	532

Total interest expense	4,820	2,336

Net interest income	16,907	13,144
Loan loss provision	1,100	900

Net interest income after loan loss provision	15,807	12,244
Non-interest income:
Service charges on deposit accounts	1,463	1,520
Mortgage loan origination and processing fees	457	338
Gains on sales of mortgage loans, net	102	212
Net mortgage loan servicing fees (expense)	2	(52)
Card issuer and merchant services fess, net	611	559
Earnings on bank-owned life insurance	169	155
Other income	420	238

Total noninterest income	3,224	2,970
Non-interest expense:
Salaries and employee benefits	5,855	4,870
Occupancy and equipment, net	1,037	914
Communications	295	201
Advertising	161	145
Other expenses	2,152	1,819

Total noninterest expense	9,500	7,949

Income before income taxes	9,531	7,265
Provision for income taxes	3,603	2,748

Net income	$5,928	$4,517

Basic earnings per common share	$0.35	$0.27

Diluted earnings per common share	$0.34	$0.26

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders equity’

Balance at December 31, 2004		$32,079	$53,707	$(156)	$802	$86,432
Comprehensive income:
Net income	$4,517	—	4,517	—	—	4,517
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale, net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $113 (net of income taxes of approximately $69)	(262)	—	—	—	(262)	(262)

Comprehensive income	$4,255

Fair value of restricted stock grants		611	—	(611)	—	—
Amortization of unearned compensation on restricted stock		—	—	77	—	77
Cash dividends paid		—	(1,345)	—	—	(1,345)
Stock options exercised (96,081 shares)		397	—	—	—	397
Tax benefit from non-qualified stock options exercised		49	—	—	—	49

Balance at March 31, 2005		$33,136	$56,879	$(690)	$540	$89,865

Balance at December 31, 2005		$33,706	$70,571	$(442)	$541	$104,376
Comprehensive income:
Net income	$5,928	—	5,928.0	—	—	5,928
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale	59	—	—	—	59	59

Comprehensive income	$5,987

Transfer to common stock due to implementation of SFAS123R		(442)	—	442	—	—
Cash dividends paid		—	(1,535)	—	—	(1,535)
Stock-based compensation expense		273	—	—	—	273
Stock options exercised (165,230 shares)		993	—	—	—	993
Tax benefit from non-qualified stock options exercised		316	—	—	—	316

Balance at March 31, 2006		$34,846	$74,964	$—	$600	$110,410

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2006 and 2005
(Unaudited)

	Three months ended March 31,

	2006	2005

	(Dollars in thousands)
Net cash provided by operating activities	$1,829	$4,267
Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	2,508	2,129
Purchases of investment securities available-for-sale	(7,120)	(3,901)
Purchase of Federal Home Loan Bank stock	—	(384)
Net increase in loans	(82,528)	(42,472)
Purchases of premises and equipment, net	(409)	(450)
Purchases of life insurance contracts	—	(47)

Net cash used in investing activities	(87,549)	(45,125)
Financing activities:
Net increase in deposits	50,803	54,066
Cash dividends paid	(1,535)	(1,344)
Stock options exercised	993	397
Tax benefit from non-qualified stock options exercised	316	—
Proceeds from issuance of junior subordinated debentures	27,320	—
Net decrease in other borrowings	(3,304)	(3,709)

Net cash provided by financing activities	74,593	49,410

Net increase (decrease) in cash and cash equivalents	(11,127)	8,552
Cash and cash equivalents at beginning of period	107,709	51,892

Cash and cash equivalents at end of period	$96,582	$60,444

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

1.       Basis of Presentation

          The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company” or “Cascade”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          The condensed consolidated balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2005 Annual Report to Shareholders.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including the notes thereto, included in the Company’s 2005 Annual Report to Shareholders.

          Certain amounts for 2005 have been reclassified to conform with the 2006 presentation.

2.       Stock-Based Compensation

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) on the required effective date, January 1, 2006, using the modified prospective method provided for under SFAS 123R.  Accordingly, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant.  The Company has determined that historical forfeitures of its share-based awards have not been material and has not adjusted for forfeitures in its share-based awards expensed under SFAS No. 123R.

          As a result of adopting SFAS 123R on January 1, 2006, incremental pre-tax stock-based compensation expense recognized was approximately $137,000 during the first quarter of 2006.  As of March 31, 2006, there was approximately $1,069,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

          The following pro forma disclosures illustrate the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006 (dollars in thousands, except per share amounts):

Three months ended March 31, 2005

Net income - as reported	$4,517
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(145)

Pro forma net income	$4,372

Earnings per common share:
Basic - as reported	$0.27
Basic - pro forma	$0.26
Diluted - as reported	$0.26
Diluted - pro forma	$0.25

          SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the consolidated statement of cash flows.  For the quarters ended March 31, 2006 and 2005, excess tax benefits of approximately $316,000 and $49,000, respectively, are shown as financing cash inflows and operating cash flows respectively, in the consolidated statement of cash flows.

          In addition, SFAS No. 123R requires that any deferred compensation related to awards granted prior to its adoption must be eliminated against the appropriate equity accounts.  As a result, the presentation of the consolidated statement of changes in stockholders’ equity was revised to reflect the transfer of balances previously reported in the unearned compensation account to common stock.

          The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the three month periods ended March 31, 2006 and 2005:

	3/31/2006	3/31/2005

Dividend yield	1.4%	1.7%
Estimated volatility	34.2%	38.5%
Risk-free interest rate	4.3%	3.7%
Estimated option lives	6 years	6 years

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

          The following table presents the activity related to options under all plans for the three months ended March 31, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2005	941,957	$9.82	N/A	N/A
Granted	62,170	25.89	N/A	N/A
Exercised	(165,230)	6.10	N/A	N/A
Forfeited or expired	—	—	N/A	N/A

Options outstanding at March 31, 2006	838,897	$12.74	6.04	$14,936

Options exercisable at March 31, 2006	571,891	$8.44	9.27	$13,074

          In addition, during the first quarter of 2006, the Company granted 33,162 shares of restricted stock at a market value of $25.90 per share (approximately $859,000).  The restricted stock is scheduled to vest over periods ranging from one to five years from the grant date.  The restricted stock is reported as an increase to common stock in the accompanying consolidated financial statements at March 31, 2006 and December 31, 2005.  The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

          As of March 31, 2006, unrecognized compensation cost related to unvested restricted stock totaled $1.1 million.  Total expense recognized by the Company for restricted stock for the three months ended March 31, 2006 and 2005 was $.1 million.  The following table presents the activity for restricted stock for the three months ended March 31, 2006.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Veting Term (years)

Unvested as of December 31, 2005	49,986	$18.05
Granted	33,162	25.90
Vested	(3,174)	18.90
Forfeited	—	—

Unvested as of March 31, 2006	79,974	$21.27	2.50

3.       Investment Securities

          Investment securities at March 31, 2006 and December 31, 2005 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

3/31/2006
Available-for-sale
U.S. Agency mortgage-backed securities	$43,181	$56	$363	$42,874
U.S. Government and agency securities	11,999	2	77	11,924
Obligations of state and political subdivisions	2,638	—	37	2,601
Equity securities	957	1,388	—	2,345
Mutual fund	375	—	1	374

	$59,150	$1,446	$478	$60,118

Held-to-maturity
Obligations of state and political subdivisions	$3,834	$20	$45	$3,809

12/31/2005
Available-for-sale
U.S. Agency mortgage-backed securities	$38,584	$76	$252	$38,408
U.S. Government and agency securities	11,995	10	80	11,925
Obligations of state and political subdivisions	2,668	—	41	2,627
Equity securities	957	1,155	—	2,112
Mutual fund	371	6	—	377

	$54,575	$1,247	$373	$55,449
Held-to-maturity
Obligations of state and political subdivisions	$3,837	$30	$38	$3,829

          Gross unrealized losses on investment securities available-for-sale are primarily attributable to increases in interest rates subsequent to the purchase of such securities.  Management does not consider any portion of these securities to be other-than-temporarily impaired and the Company has the ability and intent to hold these securities until maturity.

4.       Loans and Reserve for Loan Losses

          The composition of the loan portfolio at March 31, 2006 and December 31, 2005 was as follows (dollars in thousands):

	March 31, 2006	% of gross loans	December 31, 2005	% of gross loans

Commercial	$343,069	30%	$320,619	31%
Real Estate:
Construction/lot	268,466	24%	220,230	21%
Mortgage	57,545	5%	56,724	5%
Commercial	427,727	38%	417,580	40%
Consumer	35,562	3%	34,552	3%

Total loans	1,132,369	100%	1,049,705	100%

Less reserve for loan losses	15,822		14,688

Total loans, net	$1,116,547		$1,035,017

          Mortgage real estate loans include mortgage loans held for sale of approximately $1,886,000 at March 31, 2006 and approximately $2,652,000 at December 31, 2005.  In addition, the above loans are net of deferred loan fees of approximately $3,503,000 at March 31, 2006 and $3,387,000 at December 31, 2005.

          The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group.  Reserve for commitments totaled approximately $2,857,000 and $2,513,000 at March 31, 2006 and $2,753,000 at December 31, 2005.  At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

          Transactions in the reserve for loan losses for the three months ended March 31, 2006 and 2005 were as follows (dollars in thousands):

	Three months ended March 31,

	2006	2005

Balance at beginning of period	$14,688	$12,412
Loan loss provision	1,100	900
Recoveries	214	35
Loans charged off	(180)	(205)

Balance at end of period	$15,822	$13,142

5.       Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005

Loans on non-accrual status	$—	$40
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	—	—

Total non-performing assets	$—	$40

Percentage of non-performing assets to total assets	0.00%	0.00%

          The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful.  Interest income that was reversed and charged against income in 2006 and 2005 was immaterial.

          At March 31, 2006, there were no potential material problem loans, other than those specifically identified loans covered by a specific reserve, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.       Mortgage Servicing Rights (dollars in thousands)

          At March 31, 2006 and December 31, 2005, the Bank held servicing rights to mortgage loans with principal balances of approximately $498,843 and $498,668, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of March 31, 2006, management is not aware of any material mortgage loans that will be subject to repurchase.

          Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4,359 and $4,439 at March 31, 2006 and December 31, 2005, respectively.  The fair value of MSRs was approximately $5.7 million at March 31, 2006 and $5.8 million at December 31, 2005.  Activity in MSRs for the three months ended March 31, 2006 and 2005 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Three months ended March 31,

	2006	2005

Balance at beginning of period	$4,439	$4,663
Additions	249	284
Amortization	(329)	(372)

Balance at end of period	$4,359	$4,575

7.       Borrowings

          At March 31, 2006 the Bank had a total of approximately $60.9 million in long-term borrowings from FHLB with maturities from 2007 to 2025, bearing a weighted-average interest rate of 3.96%.  In addition, at March 31, 2006, the Bank had approximately $.2 million in short-term borrowings with FRB.  At year-end 2005, the Bank had a total of $61.1 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.99%, and short-term borrowings with FRB of approximately $3.2 million.  See “Liquidity and Sources of Funds” section on page 19 for further discussion.

          In late March 2006, the Company established subsidiary grantor trusts (Cascade Bancorp Statutory Trust II and III) (the Trusts), which in aggregate issued $26.5 million of trust preferred securities (the TPS) and $820,000 of common securities.  The purpose of the issuance was to fund the cash portion of the F&M Holding Company’s purchase price and to augment regulatory capital.  Each of the two trusts holds 50% of the total issuance, with the Trust II TPS quarterly interest payment floating with LIBOR and Trust III having a fixed quarterly interest payment for the first 20 quarterly interest payments (see below).  The common securities were purchased by the Company, and represent a 3% minority interest in the Trusts.  The Company’s investment in the common securities is included in accrued interest and other assets in the accompanying consolidated balance sheets.  The TPS are subordinated to any other borrowings of the Company and are due and payable on June 15, 2036.  The floating rate TPS pays quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.33%, while the fixed TPS pays quarterly interest at 6.619% for 20 quarters, and 3 month LIBOR +1.33% thereafter to maturity.  The Trusts use the proceeds received from the issuance of the

TPS to purchase $26.5 million of junior subordinated debentures (the Debentures) of the Company.  The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at any time subsequent to March 31, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

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

          In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets.  Management believes that at March 31, 2006 and December 31, 2005, the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

8.       Basic and diluted earnings per common share

          The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of stock-based compensation.

          The numerators and denominators used in computing basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005 can be reconciled as follows (dollars and share data in thousands):

	Three months ended March 31,

	2006	2005

Net income	$5,928	$4,517

Weighted-average shares outstanding - basic	17,024	16,811
Basic net income per common share	$0.35	$0.27

Incremental shares arising from stock-based compensation	520	549
Weighted-average shares outstanding - diluted	17,544	17,360
Diluted net income per common share	$0.34	$0.26

9.       Subsequent Event

          On December 27, 2005, the Company announced that it had entered into a definitive Agreement of Merger with F&M Holding Company, an Idaho corporation (“F&M”).  The material terms of the Merger Agreement and the transactions contemplated thereby were described in a Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on December 27, 2005 and in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 20, 2006.

          Effective April 20, 2006, the Company completed the transaction wherein F&M Holdings, and Farmers and Merchants State Bank merged with and into the Company and into Bank of the Cascades.  In connection with the closing of the merger, the Company paid approximately $18.6 million in cash and issued 5,324,999 shares of its common stock.

10.     Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for United on January 1, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value.  Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Company is currently evaluating the impact of the adoption of SFAS No. 156.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2006 and the operating results for the three months then ended, included elsewhere in this report.

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

Acquisition of F&M Holding Company, Boise, Idaho:

          On December 28, 2005, the Company announced an agreement to acquire F&M.  F&M has 11 branches in the greater Boise area with a 12th scheduled to open during the second quarter of 2006.  On April 17, 2006, the Company’s shareholders approved the merger and closing occurred on April 20, 2006.  F&M is the top deposit market share community bank in the Boise area with a 38-year history of serving the community banking needs of Idaho’s Treasure Valley.  The combined banking footprint of the Company ranks as the top growth market bank in the Northwest and among the top three in the nation in terms of banking fast growth markets 1.

          The following unaudited financial information of F&M is as of March 31, 2006, just prior to closing of the transaction:  Total assets of $654 million, gross loans of $494 million, total deposits of $482 million and net income for the quarter at approximately $2.2 million.  F&M loan totals had increased 26.6% compared to the year earlier period, reflecting the underlying strength of the Boise economy, which was ranked 10th nationally in rate of employment growth during the fourth quarter of 2005 (per a recent FDIC report).  Deposit totals at March 31, 2006, were up 11.9% from year ago levels and were slightly below the immediately preceding quarter as a result of runoff in relatively higher priced time deposits during the first quarter of 2006.

          Though acquisitions and customer systems conversions are subject to many uncertainties and challenges, the Company believes F&M’s first quarter growth and earnings support the achievement of the combined financial targets for 2006 as set out in its merger announcement.  The Company is also pleased with planning and progress toward integration.  The projected cost savings target of 10% (annualized) of F&M’s non-interest expense appears achievable, and, while not yet quantifiable, there are indications that opportunities in areas such as a larger combined lending limit, enhanced cash management services and improved technology platform will enable the Company to realize certain synergies into the future. Please see cautionary information below regarding “Forward Looking Statements.”

Highlights for the First Quarter 2006 (F&M acquisition is not included in the following results)

•	Earnings Per Share: up 29.6% vs. year ago quarter
•	Loan Growth: up 25.5% vs. year ago quarter
•	Deposit Growth: up 23.3% vs. year ago quarter
•	Net Interest Margin: at 5.85% vs. 5.71% for year ago quarter and 5.66% for preceding quarter
•	Strong Credit Quality: Delinquencies only .01% of total loans; net charge-offs negligible

Financial Performance for the First Quarter:

          The Company announced strong loan and deposit growth, as well as a higher net interest margin for the March 31, 2006 quarter, with a resulting solid increase in earnings for the period.  Diluted earnings per share were up 29.6% to $.34 as compared to $.26 for the year ago quarter.  Net income for the first quarter of 2006 was up 31.2% to $5.9 million as compared to $4.5 million for the year ago quarter.  At March 31, 2006, the loan portfolio was 25.5% higher than a year ago at $1.1 billion.   Loans increased by $82.7 million during the first quarter, a record quarterly amount for the Company.  This represented a 31.5% annualized rate of growth on a linked-quarter basis.    Total deposits at March 31, 2006 were up 23.3% compared to the year ago quarter, and increased 18.7% on a linked quarter annualized pace between December 31, 2005 and March 31, 2006.

          For the quarter ended March 31, 2006, return on equity was 22.7% compared to 21.0% for the year-ago quarter, while return on assets for the current quarter was 1.90% compared to 1.80% in the year ago quarter.  The net interest margin improved to 5.85% compared to 5.66% in the prior quarter and 5.71% a year-ago (see Net Interest Margin discussion below).  On a linked-quarter basis, first quarter 2006 net income and earnings per share were below that of the fourth quarter 2005 because of certain items that increased earnings in the preceding quarter by approximately $.05 per share.  These items included the non-recurring Oregon State income tax rebate ($.01 per share) and no loan loss provision ($.04 per share).  This comparison is also impacted by first quarter 2006 adoption of SFAS 123R which requires the Company to begin expensing the estimated cost of stock option grants at approximately $.01 per share for the quarter.

[1] Projected MSA population growth 2005-2010, weighted by bank deposits; Includes all public banks with assets $2B - $10B (ex-M&A targets); Source SNL Financial LC / ESRI

Loan Growth and Credit Quality:

          Cascades’ loan portfolio increased 25.5% from a year ago to $1.1 billion outstanding at March 31, 2006.  Loan growth during the first quarter was a record $82.7 million, an annualized increase of 31.5% on a linked-quarter basis.  A majority of the quarter’s loan growth was in construction and development loans, reflecting the continued economic vitality of markets served by Cascade.  Bend ranked 14th in rate of employment growth in a recent FDIC report comparing 367 cities (MSA) during the fourth quarter of 2005.  Cascade markets in Portland and Medford, Oregon also ranked in the top 100.

          The Company’s loan credit quality profile remained very positive with delinquent loans greater than 30 days past due at only .01% of total loans, while net charge-offs were negligible.  The reserve for losses on loans and loan commitments stood at a prudent 1.40% of outstanding loans at quarter end, unchanged from the preceding quarter and modestly below the 1.46% year-ago level due to improving credit metrics over the course of the past 12 months.  In keeping with the quarter’s strong loan growth, loan loss provision expense was $1.1 million, compared to zero provision expense in the preceding quarter and $.9 million in the year ago period.  Management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

Deposit Growth:

          Total deposits were $1.1 billion at March 31, 2006, up 23.3% from the year-ago quarter balance of $905.5 million.  First quarter 2006 deposits were up 18.7% on a linked-quarter basis (annualized).  Non-interest bearing deposits were 25.4% above year-ago levels and increased 25.1% on a linked-quarter basis (annualized). Non-interest bearing balances continued strong, averaging approximately 39.5% of total deposits.

Net Interest Margin and Interest Rate Risk:

          The Company reported a 19 basis point increase in its Net Interest Margin (NIM) to 5.85% for the first quarter of 2006.  This compares to 5.66% in the prior quarter and 5.71% for the year-ago quarter.  The margin benefited by a strong increase in  yields on earning assets during the first quarter of 2006, which improved to 7.49% as compared to 7.09% in the immediately preceding quarter and 6.72% in the year-ago quarter.  Higher yields on earning assets were mainly a function of steadily increasing market interest rates.  This 40 basis point increase in yields on earning assets between the current and prior quarter compares to a 21 basis point increase in the overall cost of funds during the same period, contributing to the NIM improvement.  The NIM was also benefited by the redeployment of $35 million in short term investments into higher yielding loans in response to the strong loan demand in the quarter.  The average cost of funds paid on interest-bearing liabilities for the first quarter of 2006 was 2.71% as compared to 2.42% in the prior quarter and 1.62% a year ago.  Looking forward, it is likely the NIM will ease from current levels, mainly because of the impact of the  closing of the F&M acquisition.  The combined NIM will be approximately 20 to 25 basis points (0.20% to 0.25%) lower than Cascade alone because the margin at F&M is about 60 basis points (0.60%) below that of Cascade.  In addition, we expect the overall cost of funds to continue to rise even if the Federal Reserve discontinues its rate raising campaign later this year.

          The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. The Company’s financial model indicates that Cascade has a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets.  See cautionary “Forward Looking Statements” below and the Company’s Form 10-K report for further information on risk factors, including interest rate risk.

Non-Interest Income and Expense:

          Non-interest income for the first quarter of 2006 was up 8.5% compared to the year ago quarter, but flat compared to the immediately preceding quarter.  The year-over-year increase was due to modestly higher mortgage revenue and increased income related to card issuer and merchant services.  Meanwhile, service charges and overdraft protection were down slightly compared to the prior quarter and year-ago levels.

          Residential mortgage originations during the quarter ended March 31, 2006, totaled $38.0 million, down from $41.2 million in the immediately preceding quarter, but were above the $30.5 million originated in the year ago quarter.  At March 31, 2006, the Company serviced approximately $499 million in mortgage loans for customers.  The related carrying value of mortgage servicing rights was at 0.87% of serviced loans compared to a fair value estimate of 1.15% of serviced loans.

          Non-interest expense for the first quarter of 2006 was 19.5% above the same quarter in 2005 and 2.9% above the immediately preceding quarter.  The Company has increased its staffing levels in response to strong growth in business activity, resulting in higher salaries and incentive compensation compared to prior periods.

RESULTS OF OPERATIONS –  Three Months ended March 31, 2006 and 2005

Net Interest Income

          Net interest income increased 28.6% for the three months ended March 31, 2006, as compared to the same period in 2005, as higher yields and volume increase exceeded the affect of higher cost of funds on incremental volumes.  During the first quarter of 2006, yields earned on assets increased to 7.49% for the current quarter, as compared to 7.09% in the immediately preceding quarter and 6.72% a year ago.  Meanwhile, the average overall cost of funds for the quarter ended March 31, 2006 was at 1.72% versus 1.54% in the prior quarter and 1.03% a year ago. The Company’s reported NIM was 5.85% for the first quarter ended March 31, 2006 compared to 5.71% in the same period a year ago.

          Primarily because of higher loan volumes and yields, total interest income increased approximately $6,247,000 (or 40.4%) for the three months ended March 31, 2006 as compared to the same period in 2005.  Increased volumes of interest bearing deposits and borrowings in conjunction with increased interest rates caused total interest expense to increase approximately $2,484,000 (or 106.4%) for the three months ended March 31, 2006 as compared to the same period in 2005.

Average Balances and Average Rates Earned and Paid

          The following table sets forth for the quarter ended March 31, 2006 and 2005 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	For the quarter ended March 31,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$54,661	$556	4.13%	$44,272	$389	3.56%
Non-taxable securities (1)	6,450	47	2.96%	4,672	31	2.69%
Federal funds sold	11,356	120	4.29%	1,684	11	2.65%
Due from Federal Home Loan Bank	24,291	265	4.42%	2,020	12	2.41%
Federal Home Loan Bank stock	3,241	0	0.00%	2,854	10	1.42%
Loans (2)(3)(4)	1,076,155	20,739	7.82%	878,551	15,027	6.94%

Total earning assets	1,176,154	21,727	7.49%	934,053	15,480	6.72%
Reserve for loan losses	(14,931)			(12,714)
Cash and due from banks	47,534			37,218
Premises and equipment, net	22,759			21,753
Bank-owned life insurance	16,105			14,137
Accrued interest and other assets	15,208			20,833

Total assets	$1,262,829			$1,015,280

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$533,033	3,317	2.52%	$421,942	1,450	1.39%
Savings deposits	34,600	29	0.34%	36,743	31	0.34%
Time deposits	69,851	513	2.98%	65,105	323	2.01%
Other borrowings	84,341	961	4.62%	60,695	532	3.55%

Total interest bearing liabilities	721,825	4,820	2.71%	584,485	2,336	1.62%
Demand deposits	416,803			331,137
Other liabilities	18,156			12,276

Total liabilities	1,156,784			927,898
Stockholders’ equity	106,045			87,382

Total liabilities and stockholders’ equity	$1,262,829			$1,015,280

Net interest income		$16,907			$13,144

Net interest spread			4.78%			5.10%

Net interest income to earning assets (5)			5.85%			5.71%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $849,000 in 2006 and $592,000 in 2005.
(4)	Includes mortgage loans held for sale.
(5)	Includes effect of municipal loans on a tax-equivalent basis.

Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2006, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2006 compared to 2005

	Total Increase	Amount of Change Attributed to

	(Decrease)	Volume	Rate

Interest income:
Interest and fees on loans	$5,712	$3,380	$2,332
Investments and other	535	307	228

Total interest income	6,247	3,687	2,560
Interest expense:
Interest on deposits:
Interest bearing demand	1,867	382	1,485
Savings	(2)	(2)	—
Time deposits	190	24	166
Other borrowings	429	207	222

Total interest expense	2,484	611	1,873

Net interest income	$3,763	$3,076	$687

Loan Loss Provision

          At March 31, 2006, the reserve for losses on loans and loan commitments was 1.40% of outstanding loans, as compared to 1.46% for the year ago period.  The loan loss provision was $1,100,000 in the first  quarter of 2006 compared to $900,000 for the year earlier period.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for loan losses.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets.  At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

          Non-interest income for the first quarter of 2006 was up 8.5% compared to the year ago quarter, but flat compared to the immediately preceding quarter.  The year-over-year increase was due to modestly higher mortgage revenue and increased income related to card issuer and merchant services.  Meanwhile, service charges and overdraft protection were down slightly compared to the year-ago quarter.  Mortgage revenue increased due to an increase in mortgage originations, as the Company originated $38.0 million in residential mortgages during the quarter ended March 31, 2006, compared to $30.5 million for the year-ago quarter.

          Generally accepted accounting principles currently call for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At March 31, 2006, the Company serviced $498.8 million in mortgage loans on behalf of its customers, representing approximately 3,800 mortgage loans.  The Company’s MSRs had a book value of $4.4 million compared to a fair value of approximately $5.7 million.  Thus, there was no MSR valuation adjustment for the current quarter.  At March 31, 2006, expressed as a percentage of loans serviced, the book value of MSR was .87% of serviced mortgage loans, while fair value was approximately 1.15% of serviced mortgages.  Fair value as a percentage of loans serviced was estimated at 1.08% a year ago.

Non-Interest Expense

          Non-interest expense increased 19.5% for the three months ended March 31, 2006, compared to the same period in 2005.  Expense increases were primarily due to increased staffing, salaries and incentive compensation related to the strong growth in business volumes.

Income Taxes

          Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

          At March 31, 2006 total assets increased 27.3% to $1.4 billion compared to $1.1billion at March 31, 2005, and $1.3 billion at December 31, 2005.  The majority of the increase is attributable to net loans, which increased 25.6% to $1.1 billion at March 31, 2006 versus $.9 billion a year ago and $1.0 billion three months earlier. The investment portfolio was $64.0 million at March 31, 2006 as compared to $59.3 million at year-end 2005.  Asset growth was primarily funded by increased deposits over the past 3 and 12 month periods.  Since December 31, 2005, deposits increased $50 million to $1.1 billion at March 31, 2006 and as compared to $.9 billion a year ago.  Deposit growth is a function of ongoing growth in relationship customer balances and is positively impacted by the strong economies in which Cascade operates.  During the first quarter of 2006, the Bank joined the Certificate of Account Registry Service (CDARS) that enables Cascade to distribute (and/or receive reciprocal) time deposits with other banks participating in the CDARS network on behalf of customers that are sensitive to the $100,000 FDIC insurance limitation. Such deposits are considered to be brokered funds and totaled approximately $16 million at March 31, 2006.

          The Company had no material off balance sheet derivative financial instruments as of March 31, 2006 and December 31, 2005.

LIQUIDITY AND SOURCES OF FUNDS

          The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank.  Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits.  The Bank’s present funding mix is diverse, with approximately 73% of its checking account balances arising from business and public accounts and 27% from consumers.  The composition of money market and interest-bearing demand accounts was 52% business and 48% consumer.  During the periods presented, deposit growth has generally been sufficient to fund increases in loans.  Management invests excess funds in short-term and overnight money market instruments.  Since December 31, 2005, the average amount of overnight investments declined by approximately $25 million on average, with such funds redeployed to fund loan growth.  At March 31, 2006, total borrowings included Cascade’s issuance of approximately $25.6 million in junior subordinated trust preferred securities in connection with its acquisition of F&M Holdings.  See below.

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

          The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At March 31, 2006, the FHLB had extended the Bank a secured line of credit of $243.4 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $22.2 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $31.5 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At March 31, 2006, the Bank had aggregate remaining available borrowing sources totaling $182.3 million, given sufficient collateral.

          Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, more than one-third of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At March 31, 2006 the Bank had approximately $499.3 million in outstanding commitments to extend credit, compared to approximately $446.6 million at year-end 2005.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

JUNIOR SUBORDINATED DEBENTURES AND OTHER BORROWINGS

          At March 31, 2006, the Company established subsidiary grantor trusts (Cascade Bancorp Statutory Trust II and III) (the Trusts), which in aggregate issued $26.5 million of trust preferred securities (the TPS) and $820,000 of common securities.  The purpose of the issuance was to fund the cash portion of the F&M Holding Company’s purchase price and to augment regulatory capital.  Each of the two trusts holds 50% of the total issuance, with the Trust II TPS quarterly interest payment floating with LIBOR and Trust III having a fixed quarterly interest payment for the first 20 quarterly interest payments (see below).  The common securities were purchased by the Company, and represent a 3% minority interest in the Trusts.  The Company’s investment in the common securities is included in accrued interest and other assets in the accompanying consolidated balance sheets.  The TPS are subordinated to any other borrowings of the Company and are due and payable on June 15, 2036.  The floating rate TPS pays quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.33%, while the fixed TPS pays quarterly interest at 6.619% for 20 quarters, and 3 month LIBOR +1.33% thereafter to maturity.  The Trusts use the proceeds received from the issuance of the TPS to purchase $26.5 million of junior subordinated debentures (the Debentures) of the Company.  The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at any time subsequent to March 31, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.  In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets.  At the date of this report, management believes that the TPS meet applicable regulatory guidelines to qualify as Tier 1 capital.

          In December 2004, the Company established a subsidiary grantor trust (Cascade Bancorp Trust I) (the Trust), which issued $20 million of trust preferred securities (the TPS1) and $619,000 of common securities.  The common securities were purchased by the Company, and represent a 3% minority interest in the Trust. The Company’s investment in the common securities is included in accrued interest and other assets in the accompanying consolidated balance sheets.  The TPS1 are subordinated to any other borrowings of the Company and are due and payable on March 15, 2035.  The TPS1 pay quarterly interest at the 3-month London Inter-Bank Offered Rate (LIBOR) plus 1.80%.  The Trust used the proceeds received from the issuance of the TPS1 to purchase $20 million of junior subordinated debentures (the Debentures) of the Company.  The Debentures were issued with substantially the same terms as the TPS1 and are the sole assets of the Trust.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust. The TPS1 are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS1 may be called by the Company at par at any time subsequent to March 15, 2010, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS1.  In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets.  Management believes that at March 31, 2006 and December 31, 2005, the TPS1 meet applicable regulatory guidelines to qualify as Tier 1 capital.

          At March 31, 2006, the Bank had a total of approximately $60.9 million in long-term borrowings from FHLB with maturities from 2005 to 2025, bearing a weighted-average interest rate of 3.96%.  In addition, at March 31, 2006, the Bank had approximately $.2 million in short-term borrowings with FRB.  At year-end 2005, the Bank had a total of $61.1 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.91%, and short-term borrowings with FRB of approximately $3.2 million.  See “Liquidity and Sources of Funds” section on page 20 for further discussion.

CAPITAL RESOURCES

          The Company’s total stockholders’ equity at March 31, 2006 was $110.4 million, an increase of $6.0 million from December 31, 2005.  The increase resulted from net income for the three months ended March 31, 2006 of $5.9 million, less cash dividends paid to shareholders of $1.5 million during the same period.  In addition, at March 31, 2006 the Company had accumulated other comprehensive income of approximately $.6 million.

          At March 31, 2006, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 11.62% and 12.90%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

          There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

              (a), (b), (c): The Company held its annual meeting of shareholders on April 17, 2006.  The record date for the meeting was February 17, 2006, at which time there were 17,082,567 shares of common stock outstanding.  Holders of 15,637,469 shares (91.5%) were present at the meeting in person or by proxy.

              PROPOSAL 1.  ELECTION OF DIRECTORS:

              The following persons were elected as directors to serve the terms stated below:

Name	Term expires	Votes “FOR”	Votes “WITHHELD”

Jerol E. Andres	2009	15,397,425	236,295
Henry H. Hewitt	2009	15,488,710	145,010
Judi Johansen	2009	15,430,918	202,802
Clarence Jones	2009	15,432,519	201,201
Thomas M. Wells	2007	15,527,355	106,365

The following directors continue with terms of office that expire after the annual meeting: Gary L. Hoffman (2007), Patricia L. Moss (2007), Gary L. Capps (2008), James E. Petersen (2008), Ryan R. Patrick (2008).

PROPOSAL 2.  APPROVAL OF THE ISSUANCE OF 5,325,000 SHARES OF COMMON STOCK OF CASCADE BANCORP IN CONNECTION WITH THE MERGER OF (I) F&M ACQUISITION CORPORATION WITH AND INTO F&M HOLDING COMPANY (“F&M”), WITH F&M BEING THE SURVIVING CORPORATION, (II) THE MERGER OF F&M WITH AND INTO CASCADE BANCORP, AND (III) THE MERGER OF FARMERS & MERCHANTS STATE BANK WITH AND INTO BANK OF THE CASCADES:

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”

10,520,672	248,721	83,408

PROPOSAL 3. APPROVAL TO INCREASE THE NUMBER OF SHARES OF CASCADE BANCORP COMMON STOCK RESERVED FOR ISSUANCE UNDER THE CASCADE BANCORP 2002 EQUITY INCENTIVE PLAN FROM 787,500 TO 1,587,500 SHARES.

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”

9,939,718	855,841	105,099

PROPOSAL 4.  APPROVAL TO ADJOURN THE MEETING IF NECESSARY IN ORDER TO PERMIT FURTHER SOLICITATION OF PROXIES IF THERE ARE INSUFFICIENT VOTES AT THE TIME OF THE MEETING TO APPROVE THE ISSUANCE OF THE MERGER SHARES.

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”

14,906,965	501,721	162,165

Item 5.  Other Information

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on January 12, 2006, in regards to release of the Company’s fourth quarter and year-end 2005 earnings.

The Company filed a report on Form 8-K on January 26, 2006, to report that it elected Judi Johansen to its board of directors and the board of Bank of the Cascades.

The Company filed a report on Form 8-K on April 4, 2006, and announced that it completed the issuance of $26.5 million in trust preferred securities.

The Company filed a report on Form 8-K on April 13, 2006, in regards to release of the Company’s first quarter 2006 earnings.

The Company filed a report on Form 8-K on April 21, 2006, to announce the closing of the transaction under which it acquired F&M Holding Co.

The Company filed a report on Form 8-K/A on April 25, 2006, which was an amendment to the current report on Form 8-K filed on April 21, 2006, to provide additional information relating to its merger agreement with F&M Holding Co.

Item 6.  Exhibits

(a)	Exhibits

	3.2	By-laws as amended and restated
	10.5	2002 Equity Incentive Plan as amended
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32	Certification Pursuant to Section 906

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date 5/3/06	By	/s/ Patricial L. Moss

Patricia L. Moss, President & CEO

Date 5/3/06	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer