Form 10-Q
period 2006-06-30
CASCADE BANCORP
filed 2006-08-09
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  22,538,751 shares of no par value Common Stock as of June 30, 2006.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2006

PART I

Item 1.   Financial Statements

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30, 2006	December 31, 2005

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$64,855	$35,532
Interest bearing deposits with Federal Home Loan Bank	32	7,242
Federal funds sold	383	64,935

Total cash and cash equivalents	65,270	107,709
Investment securities available-for-sale	127,070	55,449
Investment securities held-to-maturity	3,701	3,837
Federal Home Loan Bank stock	6,785	3,241
Loans, net	1,743,703	1,035,017
Premises and equipment, net	40,000	22,688
Bank-owned life insurance	105,132	16,047
Goodwill	37,508	6,352
Accrued interest and other assets	37,906	19,331

Total assets	$2,147,038	$1,269,671

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$633,261	$430,463
Interest bearing demand	730,177	533,511
Savings	52,558	35,179
Time	224,596	66,227

Total deposits	1,640,592	1,065,380
Junior subordinated debentures	68,558	20,619
Other borrowings	117,405	64,350
Customer repurchase agreements	55,309	—
Accrued interest and other liabilities	22,696	14,946

Total liabilities	1,904,560	1,165,295
Stockholders’ equity:
Common stock, no par value;
35,000,000 shares authorized;
22,538,751 issued and outstanding (16,953,515 in 2005)	160,349	33,706
Retained earnings	81,946	70,571
Unearned compensation on restricted stock	—	(442)
Accumulated other comprehensive income	183	541

Total stockholders’ equity	242,478	104,376

Total liabilities and stockholders’ equity	$2,147,038	$1,269,671

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Six Months and Three Months ended June 30, 2006 and 2005
(Unaudited)

	Six months ended June 30,		Three months ended June 30,

	2006	2005	2006	2005

	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$53,578	$31,478	$32,839	$16,451
Taxable interest on investments	1,934	784	1,378	394
Nontaxable interest on investments	126	70	79	39
Interest on federal funds sold	370	71	104	61
Interest on interest bearing deposits with Federal Home Loan Bank	213	116	93	104
Dividends on Federal Home Loan Bank stock	—	10	—	—

Total interest income	56,221	32,529	34,493	17,049
Interest expense:
Deposits:
Interest bearing demand	7,807	3,211	4,490	1,761
Savings	85	63	56	31
Time	2,179	719	1,667	396
Borrowings	3,930	1,265	2,967	734

Total interest expense	14,001	5,258	9,180	2,922

Net interest income	42,220	27,271	25,313	14,127
Loan loss provision	2,300	1,900	1,200	1,000

Net interest income after loan loss provision	39,920	25,371	24,113	13,127
Non-interest income:
Service charges on deposit accounts	3,479	3,097	2,016	1,576
Mortgage loan origination and processing fees	914	794	457	456
Gains on sales of mortgage loans, net	422	383	319	171
Net mortgage loan servicing fees (expense)	2	(84)	—	(32)
Losses on sales of investment securities available-for-sale	(4)	—	(4)	—
Card issuer and merchant services fees, net	1,407	1,147	796	589
Earnings on bank-owned life insurance	362	310	193	155
Other income	1,002	596	582	357

Total noninterest income	7,584	6,243	4,359	3,272
Non-interest expense:
Salaries and employee benefits	14,347	10,040	8,492	5,170
Occupancy and equipment, net	2,466	2,532	1,429	1,277
Communications	669	372	374	171
Advertising	487	300	326	155
Other expenses	5,125	3,122	2,973	1,643

Total noninterest expense	23,094	16,366	13,594	8,416

Income before income taxes	24,410	15,248	14,878	7,983
Provision for income taxes	9,476	5,811	5,872	3,063

Net income	$14,934	$9,437	$9,006	$4,920

Basic earnings per common share	$0.78	$0.56	$0.42	$0.29

Diluted earnings per common share	$0.76	$0.54	$0.41	$0.28

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2006 and 2005 (Unaudited)
(Dollars in thousands)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2004		$32,079	$53,707	$(156)	$802	$86,432
Comprehensive income:
Net income	$9,437	—	9,437	—	—	9,437
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(158)	—	—	—	(158)	(158)

Comprehensive income	$9,279

Fair value of restricted stock grants		611	—	(611)	—	—
Amortization of unearned compensation on restricted stock		—	—	154	—	154
Cash dividends paid		—	(2,698)	—	—	(2,698)
Stock options exercised (110,341 shares)		494	—	—	—	494
Tax benefit from non-qualified stock options exercised		94	—	—	—	94

Balance at June 30, 2005		$33,278	$60,446	$(613)	$644	$93,755

Balance at December 31, 2005		$33,706	$70,571	$(442)	$541	$104,376
Comprehensive loss:
Net income	$14,934	—	14,934	—	—	14,934
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(358)	—	—	—	(358)	(358)

Comprehensive income	$14,576

Transfer to common stock due to implementation of SFAS 123R		(442)	—	442	—	—
Issuance of stock to acquire F&M Holding Company		124,552				124,552
Cash dividends paid		—	(3,559)	—	—	(3,559)
Stock-based compensation expense		580	—	—	—	580
Stock options exercised (215,078)		1,499	—	—	—	1,499
Tax benefit from non-qualified stock options exercised		454	—	—	—	454

Balance at June 30, 2006		$160,349	$81,946	$—	$183	$242,478

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2006 and 2005
(Unaudited)

	Six months ended June 30,

	2006	2005

	(Dollars in thousands)
Net cash provided by operating activities	$11,434	$9,370
Investing activities:
Proceeds from sales of investment securities available-for-sale	33,843	—
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	12,259	4,988
Proceeds from maturities and calls investment securities held-to-maturity	130	—
Purchases of investment securities available-for-sale	(13,213)	(6,723)
Purchases of investment securities held-to-maturity	—	(958)
Purchase of Federal Home Loan Bank stock	(2,298)	(659)
Net increase in loans	(216,664)	(106,049)
Cash acquired in acquisition of F&M Holding Company	(30,850)	—
Purchases of premises and equipment, net	(1,693)	(672)
Purchases of life insurance contracts	—	(47)

Net cash used in investing activities	(218,486)	(110,120)
Financing activities:
Net increase in deposits	92,505	115,113
Cash dividends paid	(3,559)	(2,698)
Stock options exercised	1,499	588
Tax benefit from non-qualified stock options exercised	454	—
Proceeds from issuance of junior subordinated debentures	47,939	—
Net increase in other borrowings	25,775	32,558

Net cash provided by financing activities	164,613	145,561

Net increase (decrease) in cash and cash equivalents	(42,439)	44,811
Cash and cash equivalents at beginning of period	107,709	51,892

Cash and cash equivalents at end of period	$65,270	$96,703

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

1.           Basis of Presentation

              The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a financial holding company, and its wholly owned subsidiary, Bank of the Cascades (the Bank) and Farmers and Merchants, a Bank of the Cascades company (collectively, “the Company” or “Cascade”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

              As a result of adopting SFAS 123R on January 1, 2006, incremental pre-tax stock-based compensation expense recognized was approximately $169,000 during the second quarter of 2006.  As of June 30, 2006, there was approximately $900,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

              The following pro forma disclosures illustrate the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006 (dollars in thousands, except per share amounts):

	Six months ended	Three months ended

	June 30, 2005

Net income - as reported	$9,437	$4,920
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(292)	(147)

Pro forma net income - used in basic and diluted EPS	$9,145	$4,773

Earnings per common share:
Basic - as reported	$0.56	$0.29
Basic - pro forma	$0.54	$0.28
Diluted - as reported	$0.54	$0.28
Diluted - pro forma	$0.53	$0.27

              SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the consolidated statement of cash flows.  For the six months ended June 30, 2006 and 2005, excess tax benefits of approximately $454,000 and $94,000, respectively, are shown as financing cash inflows and operating cash flows respectively, in the consolidated statement of cash flows.

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

              The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the three month and six month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Dividend yield	1.3%	1.7%	1.4%	1.7%
Estimated volatility	34.2%	38.5%	34.2%	38.5%
Risk-free interest rate	4.9%	4.1%	4.3%	3.7%
Estimated option lives	6 years	6 years	6 years	6 years

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

              The following table presents the activity related to options under all plans for the six months ended June 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2005	941,957	$9.82	N/A	N/A
Granted	63,170	25.92	N/A	N/A
Exercised	(215,078)	6.92	N/A	N/A
Cancelled	(30,250)	—	N/A	N/A

Options outstanding at June 30, 2006	759,799	$12.73	5.78	$12,808

Options exercisable at June 30, 2006	552,935	$8.63	9.35	$10,976

              In addition, during the six months ended June 30, 2006, the Company granted a total of 45,159 shares of restricted stock at a weighted average market value of $26.54 per share (approximately $1,198,000).  The restricted stock is scheduled to vest over periods ranging from one to five years from the grant date.  The restricted stock is reported as an increase to common stock in the accompanying consolidated financial statements at June 30, 2006 and December 31, 2005.  The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

              A summary of the Company’s nonvested share activity during the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	279,797
Granted	63,170
Vested	(105,853)
Cancelled	(30,250)

Nonvested at June 30, 2006	206,864	$7.29

              As of June 30, 2006, unrecognized compensation cost related to unvested restricted stock totaled $1.0 million.  Total expense recognized by the Company for restricted stock for the six months ended June 30, 2006 and 2005 was $.3 million and $.2 million, respectively.  The following table presents the activity for restricted stock for the six months ended June 30, 2006.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)

Unvested as of December 31, 2005	49,986	$18.05	N/A
Granted	45,159	26.54	N/A
Vested	(3,174)	18.90	N/A
Forfeited	—	—	N/A

Unvested as of June 30, 2006	91,971	$22.19	1.90

3.           Investment Securities

              Investment securities at June 30, 2006 and December 31, 2005 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

6/30/2006
Available-for-sale
U.S. Agency mortgage-backed securities	$78,650	$76	$755	$77,971
U.S. Government and agency securities	36,004	36	226	35,814
Obligations of state and political subdivisions	6,455	3	44	6,414
Asset backed securities & other securities	4,329	—	23	4,306
Equity securities	957	1,235	—	2,192
Mutual fund	379	—	6	373

	$126,774	$1,350	$1,054	$127,070

Held-to-maturity
Obligations of state and political subdivisions	$3,701	$13	$53	$3,661

12/31/2005
Available-for-sale
U.S. Agency mortgage-backed securities	$38,584	$76	$252	$38,408
U.S. Government and agency securities	11,995	10	80	11,925
Obligations of state and political subdivisions	2,668	—	41	2,627
Equity securities	957	1,155	—	2,112
Mutual fund	371	6	—	377

	$54,575	$1,247	$373	$55,449

Held-to-maturity
Obligations of state and political subdivisions	$3,837	$30	$38	$3,829

              Gross unrealized losses on investment securities available-for-sale are primarily attributable to increases in interest rates subsequent to the purchase of such securities.  Management does not consider any portion of these securities to be other-than-temporarily impaired and the Company has the ability and intent to hold these securities until maturity.

4.           Loans and Reserve for Loan Losses

              The composition of the loan portfolio at June 30, 2006 and December 31, 2005 was as follows (dollars in thousands):

	June 30, 2006	% of gross loans	December 31, 2005	% of gross loans

Commercial	$534,441	30%	$320,619	31%
Real Estate:
Construction/lot	517,370	29%	220,230	21%
Mortgage	92,621	5%	56,724	5%
Commercial	567,895	33%	417,580	40%
Consumer	55,629	3%	34,552	3%

Total loans	1,767,956	100%	1,049,705	100%

Less reserve for loan losses	24,253		14,688

Total loans, net	$1,743,703		$1,035,017

              Mortgage real estate loans include mortgage loans held for sale of approximately $5,461,000 at June 30, 2006 and approximately $2,652,000 at December 31, 2005.  In addition, the above loans are net of deferred loan fees of approximately $5,532,000 at June 30, 2006 and $3,387,000 at December 31, 2005.

              The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group.  Reserve for commitments totaled approximately $3,477,000 and $2,513,000 at June 30, 2006 and $2,753,000 at December 31, 2005.  At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

              Transactions in the reserve for loan losses for the six months ended June 30, 2006 and 2005 were as follows (dollars in thousands):

	Six months ended June 30,

	2006	2005

Balance at beginning of period	$14,688	$12,412
Loan loss provision	2,300	1,900
Recoveries	331	85
Loans charged off	(458)	(377)
Reserves acquired from F&M	7,392	—

Balance at end of period	$24,253	$14,020

5.           Non-Performing Assets

              Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005

Loans on non-accrual status	$181	$40
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	367	—

Total non-performing assets	$548	$40

Percentage of non-performing assets to total assets	0.03%	0.00%

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

              At June 30, 2006, there were no potential material problem loans, other than those specifically identified loans covered by a specific reserve, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.

6.           Mortgage Servicing Rights (dollars in thousands)

              At June 30, 2006 and December 31, 2005, the Bank held servicing rights to mortgage loans with principal balances of approximately $499,666 and $498,668, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of June 30, 2006, management is not aware of any material mortgage loans that will be subject to repurchase.

              Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4,295 and $4,439 at June 30, 2006 and December 31, 2005, respectively.  The fair value of MSRs was approximately $5.8 million at June 30, 2006 and $5.8 million at December 31, 2005.  Activity in MSRs for the six months ended June 30, 2006 and 2005 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Six months ended June 30,

	2006	2005

Balance at beginning of period	$4,439	$4,663
Additions	503	575
Amortization	(647)	(723)

Balance at end of period	$4,295	$4,515

7.           Junior Subordinated Debentures

              At June 30, 2006, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS). The purpose of the 2006 issuances were in part to fund the cash portion of F&M Holding Company acquisition that closed April 20, 2006, and to augment regulatory capital. The proceeds from the 2004 issuance was used for general corporate purposes (dollars in thousands).

	Issuance Date	Trust Preferred Securities	Common Securities (A)	Interest Rate	Junior Subordinated Debentures (D)

Cascade Bancorp Trust I	December 31, 2004	$20,000	$619	3-month LIBOR + 1.80%	$20,619
Cascade Bancorp Statutory Trust II	March 31, 2006	13,250	410	3-month LIBOR + 1.33% (B)	13,660
Cascade Bancorp Statutory Trust III	March 31, 2006	13,250	410	6.619% (C)	13,660
Cascade Bancorp Statutory Trust IV	June 29, 2006	20,000	619	3-month LIBOR + 1.54% (B)	20,619

Totals		$66,500	$2,058

(A)	The Company’s investment in the common securities is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.
(B)	The three-month LIBOR in effect as of June 30, 2006 was 5.508%.
(C)	The debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.33% thereafter until maturity.
(D)

The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the Trust. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trust.

(E)

The TPS may be called by the Company at par at any time subsequent to March 15, 2010 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(F)

The TPS may be called by the Company at par at any time subsequent to March 31, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(G)

The TPS may be called by the Company at par at any time subsequent to June 30, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

          In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying condensed consolidated balance sheets. Management believes that at June 30, 2006 and December 31, 2005, the TPS meet applicable regulatory guidelines to quality as Tier I capital.

8.           Other Borrowings

              At June 30, 2006 the Bank had a total of approximately $100.9 million in long-term borrowings from FHLB with maturities from 2007 to 2025, bearing a weighted-average interest rate of 4.63%.  In addition, at June 30, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $10.5 million and $6.0 million, respectively.  At year-end 2005, the Bank had a total of $61.1 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.99%, and short-term borrowings with FRB of approximately $3.2 million.  See “Liquidity and Sources of Funds” section on page 23 for further discussion.

9.           Basic and diluted earnings per common share

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

              The numerators and denominators used in computing basic and diluted earnings per common share for the six months and three months ended June 30, 2006 and 2005 can be reconciled as follows (dollars and share data in thousands):

	Six months ended June 30,		Three months ended June 30,

	2006	2005	2006	2005

Net income	$14,934	$9,437	$9,006	$4,920

Weighted-average shares outstanding - basic	19,170	16,826	21,316	16,842
Basic net income per common share	$0.78	$0.56	$0.42	$0.29

Incremental shares arising from stock-based compensation	509	556	499	562
Weighted-average shares outstanding - diluted	19,679	17,382	21,815	17,404
Diluted net income per common share	$0.76	$0.54	$0.41	$0.28

10.         Business Combination

              On April 20, 2006, the Company completed its merger with F&M Holding Company (F&M) of Boise, Idaho.  F&M operates 11 banking offices in the Treasure Valley.

              Under the terms of the merger agreement announced December 27, 2005, the stockholders of F&M received 5,324,999 shares of Company common stock and $22.5 million in cash, less a holdback of $3.9 million for certain loans.  The assets and liabilities of the F&M were recorded on the Company’s consolidated balance sheet at their fair market values as of the acquisition date.  F&M’s results of operations have been included in the Company’s consolidated statement of income since acquisition date.

              The following table shows the excess purchase price over carrying value of the net assets acquired, preliminary purchase price allocation and resulting goodwill:

April 20, 2006

(dollars in thousands)
Common stock issued - 5,324,999 shares at $23.39 per share	$124,552
Cash paid to F&M shareholder (before loan related holdback)	22,500
Transaction costs recorded through June 30, 2006	4,845

Total purchase price	151,897

Carrying amount of F&M net assets at merger date	44,578
Purchase accounting adjustments:
Fixed and adjustable rate term loans	(624)
Fixed rate certificates of deposit	312
Premises and equipment	2,710
Less deferred taxes on fair market value adjustments	(959)

Fair value of net assets acquired	46,017

Total purchase price in excess of fair value of net assets acquired	105,880
Core deposit intangible, net of deferred taxes	(7,100)

Goodwill	$98,780

              Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the Company’s acquisition of F&M.  The goodwill is not amortized but the Company will periodically assess (at least on an annual basis) whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.  The core deposit intangible asset will be amortized over the estimated average life of approximately eight years under the straight-line method.

              The accompanying condensed consolidated financial statements include the results of operations of F&M only since April 20, 2006, the date of acquisition.  The following unaudited summary information presents the condensed consolidated results of operations of the Company on a pro forma basis, as if the F&M acquisition had occurred at the beginning of 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2006	2005	2006	2005

Net interest income	$26,805	$20,317	$51,231	$39,072
Provision for credit losses	1,350	1,425	3,050	2,650

Net interest income after loan loss provision	25,455	18,892	48,181	36,422

Non-interest income	4,640	4,713	9,324	8,870
Non-interest expense	15,023	13,453	29,674	25,810

Income before income taxes	15,072	10,152	27,831	19,482
Provision for income taxes	5,936	3,882	10,747	7,405

Net income	$9,136	$6,270	$17,084	$12,077

Net income per common share
Basic	$0.41	$0.28	$0.76	$0.55
Diluted	$0.40	$0.28	$0.74	$0.53
Average shares outstanding
Basic	22,486	22,167	22,418	22,152
Diluted	22,985	22,729	22,943	22,707

              The pro forma results include the accretion of the fair value adjustments on loans and deposits, the additional depreciation on fair value adjustments of premises, and the amortization of the core deposit intangibles over an eight year period.  The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities but does not assume any incremental share repurchases.  The pro forma results presented do not reflect cost savings, or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.  See MD&A Discussion on page 16 for further details.

11.         Core Deposit Intangibles

              Net unamortized core deposit intangibles (CDI) totaled $11.9 million at June 30, 2006 and $.4 million at December 31, 2005.  Amortization expense related to the CDI during the six months ended June 30, 2006 and 2005 totaled $298,000 and $52,000, respectively.

              Amortization expense for the net CDI at June 30, 2006 is estimated to be as follows (in thousands):

Year ending December 31,

2006	$790
2007	1,581
2008	1,581
2009	1,528
2010	1,476
After 2010	4,917

12.         Recent Accounting Pronouncements

              In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

              In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

              The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2006 and the operating results for the six months and three months then ended, included elsewhere in this report.

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

              Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, and the communities of Central Oregon, Salem/Keizer, Southern Oregon, Portland, Oregon and Ada County, Idaho, specifically.  Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

              Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds.  Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company.  Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk.  On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market.  Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods.  See also Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-Interest Income, and footnote 6 of the Condensed Consolidated Financial Statements.

Highlights for the Second Quarter 2006 (including acquisition of F&M (Idaho) as of April 20, 2006)

•	Earnings Per Share: $.41 up 46.0% vs. year ago quarter
•	Loan Growth: up 83.1% vs. year ago quarter
•	Deposit Growth: up 69.7% vs. year ago quarter
•	Net interest margin: 5.81% vs. 5.67% year ago quarter
•	Strong Credit Quality: Delinquencies .20% of total loans; net charge-offs at .04% (annualized)

Financial Performance for the Second Quarter:

              The Company announced a 46.0% increase in second quarter earnings per share with a 84.9% increase in total assets arising from strong organic loan growth and the April 20, 2006 completion of the Farmers and Merchants State Bank (F&M) acquisition in the  greater Boise area of Idaho.  Cascade’s diluted earnings per share were up 46.0% to $.41 as compared to $.28 for the year ago quarter.  Net income for the second quarter of 2006 was up 83.0% to $9.0 million as compared to $4.9 million for the year ago quarter.  Return on equity was 17.1% for the second quarter compared to 21.7% for the year ago quarter as a result of higher average equity account balances arising from the issuance of stock to acquire F&M.  Return on tangible equity (equity net of goodwill and intangible assets) was 32.0% for the quarter.  Meanwhile return on assets for the current quarter was 1.84% compared to 1.81% in the year ago quarter. Cascade reported a 5.81%, net interest margin (NIM) for the second quarter of 2006, just below the 5.85% reported in the preceding quarter and compared to 5.67% for the year ago quarter (see net interest margin discussion below).

              Looking forward, Cascade expects a slowing in the very strong rate of loan growth recorded in the second quarter as higher market interest rates moderate real estate markets.  At the same time non-interest expense levels are expected to gradually increase as Cascade fills infrastructure positions reflective of its larger size and geographic footprint.  In addition, management expects the net interest margin to ease as a result of ongoing market and competitive pricing pressures.

F&M Merger Related Information:

              F&M financial condition and results of operations are included in Cascade’s June 30, 2006 financial statements effective with the closing of the transaction April 20, 2006.  Customer banking systems and processes were converted in late May.  F&M is the largest deposit market share community bank in the greater Boise, Idaho area with eleven existing branches and a twelfth scheduled to open during the third quarter of 2006.  F&M loan volumes increased at a 52.6% (annualized) pace between March 31 and June 30, 2006 reflecting the underlying strength of the Boise economy, as well as the benefit of higher lending limits arising from the transaction.  While non-interest bearing deposits at F&M increased from the preceding quarter, total Idaho deposits at June 30, 2006 were down 2.3% (annualized) as a result of the expected runoff in relatively higher priced time deposits during the period.  Cascade replaced this runoff with a combination of brokered CDs and borrowings as an interim strategy until anticipated gains in customer relationship deposits comes to fruition.  Management expects these funding trends will remain in place for the next several quarters.

              Updating other merger related activities, Cascade sold approximately $34 million of F&M investment securities at closing as part of a strategy to replace investment securities with higher yielding loans.  Cascade had estimated a 10% annualized cost savings mainly from elimination of duplicate back office functions.  Management has increased its estimate of cost savings and synergies to nearly 20% of F&M’s 2006 projected annualized non-interest expense.  A significant portion of these savings are reflected in second quarter results and management estimates additional savings of $.01 to $.02 per share will be realized in the 3rd quarter non-interest expense run-rate.  Offsetting some of these cost savings going forward are planned additions to staff appropriate to support Cascade’s infrastructure and ongoing growth goals.  It should also be noted that June 30, 2006 operating results include approximately $.01 per share of one-time costs arising from the transaction, while total capitalized merger costs appear to be approximately $1.7 million less than the $6.5 million estimated at the time the deal was announced.

Performance of Combined Bank:

              The following table provides information to identify growth contributions from the existing Cascade Oregon region, as well as Cascade’s new Idaho region (F&M) between March 30 and June 30, 2006.  The actual closing of the F&M transaction was April 20, 2006.

Unaudited	June 30, 2006 Balance	% Change Vs 3/31/06 (annualized)

Cascade – Oregon
Total Loans	$1,209 million	27.1%
Total Deposits	$1,161 million	16.0%
F & M – Idaho
Total Loans	$559 million	52.6%
Total Deposits	$480 million	(2.3%)
Combined Cascade
Total Loans	$1,768 million	34.8%
Total Deposits	$1,641 million	10.4%

Loan Growth and Credit Quality:

              Total loans outstanding at June 30, 2006 for the combined Cascade were $1.8 billion or 83.1% higher than a year ago.  Importantly, this overall increase includes very strong organic growth in both the Oregon and Idaho (F&M) regions during the second quarter.  As shown in the above table, between March 31 and June 30, 2006 Idaho (F&M) loans were up $64.8 million or a 52.6% (annualized) pace, while Oregon loan balances increased approximately $76.5 million or 27.1% (annualized) during this same period.  A majority of the quarters loan growth was construction and development loans, reflecting the continued economic vitality of the markets served by Cascade.

              Cascade’s combined loan credit quality profile remained very positive with delinquent loans greater than 30 days past due at only .20% of total loans, while net loan charge-offs for the quarter were only .04% (annualized) of total loans. The reserve for losses on loans and loan commitments stood at a prudent 1.37% of outstanding loans at quarter end, compared to 1.40% for the preceding quarter and a 1.45% year ago level due to improving credit metrics over the course of the past 12 months.  The current quarter loan loss provision expense was $1.2 million, comparable to the preceding quarter and $1.0 million in the year ago period.  Management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

Deposit Growth:

              Combined total deposits stood at $1.6 billion as of June 30, 2006, up 69.7% from the year ago period largely due to the combination with F&M.   Cascades Oregon banking regions continued to experience deposit growth, up 16% (annualized) at June 30, 2006 compared to balances held at March 31, 2006, however a majority of this increase resulted from higher brokered and municipal time deposits.  On a linked quarter basis, Idaho (F&M) deposits at June 30, 2006 were modestly below March 31, 2006 levels due to the expected runoff of rate sensitive time deposits.  Combined non-interest bearing balances averaged approximately 35.2% of total deposits during the second quarter.

Net Interest Margin and Interest Rate Risk:

              Cascade reported a 5.81% net interest margin (NIM) for the second quarter of 2006, just below the 5.85% reported in the preceding quarter and compared to 5.67% for the year ago quarter.  Management had anticipated the acquisition of F&M would result in a lower combined NIM because of F&M’s lower margin as compared to Cascade.   However, the combined Cascade maintained a relatively stable NIM for several reasons.  First, yields on combined earning assets continued to increase in response to the Federal Reserves actions to raise market interest rates.  Second, as discussed above, Cascade sold $35 million in lower yielding investment securities and replaced them with higher yielding loans.  Third, Cascade’s overall cost of funds increased only moderately during the period in part due to F&M’s early adoption of Cascade’s deposit pricing strategies.   Note that the 5.81% NIM is 4 basis points below the NIM reported in the July 13, 2006 quarterly earnings announcement as the Bank made minor reclassifications in effecting the conversion of F&M loan and deposit systems to Cascade.

              Yields on earning assets during the second quarter of 2006 improved to 7.95% as compared to 7.49% in the immediately preceding quarter and 6.83% in the year ago quarter.  The average cost of funds paid on interest-bearing liabilities for the first quarter of 2006 was 3.05% as compared to 2.71% in the preceding quarter and 1.92% a year ago.  Looking forward, management expects the net interest margin to ease as a result of ongoing market and competitive pricing pressures.

              The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. Cascade’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets.  See cautionary “Forward Looking Statements” below and Cascade’s Form 10-K report for further information on risk factors including interest rate risk.

Non-Interest Income and Expense:

              With the inclusion of F&M in the second quarter of 2006 combined non-interest income was up 33.2% compared to the year ago quarter and up 35.2% compared to the immediately preceding quarter.

              Including F&M residential mortgage production, originations during the quarter ended June 30, 2006 totaled $53.8 million, up from $39.2 million in the immediately preceding quarter and up from the $38.0 million originated in the year ago quarter.  At June 30, 2006 Cascade serviced approximately $500 million in mortgage loans for customers.  The related carrying value of mortgage servicing rights was at 0.86% of serviced loans, compared to a fair value estimate of 1.15% of serviced loans.

              Also reflecting the F&M acquisition, non-interest expense for the second quarter of 2006 was 61.5% above the same quarter in 2005 and 43.1% above the immediately preceding quarter.  Higher levels of non-interest expense are predominately a result of the human resource expense of the F&M banking team.  Second quarter expenses included approximately $.01 per share of one-time charges related to F&M transaction.

RESULTS OF OPERATIONS –  Six Months and Three Months ended June 30, 2006 and 2005

Net Interest Income

              With the acquisition of F&M and ongoing growth in its Oregon markets, net interest income increased 54.8% for the six months and 79.2% for the quarter ended June 30, 2006, as compared to the same periods in 2006.  In addition, higher yields earned on a larger base of earning assets exceeded the affect of higher cost of funds on incremental liability balances.  During the second quarter of 2006, yields earned on assets increased to 7.95% for the current quarter, as compared to 7.49% in the immediately preceding quarter and 6.83% a year ago.  Meanwhile, the average rates paid on interest bearing liabilities for the quarter ended June 30, 2006 was at 3.05% versus 2.71% in the prior quarter and 1.92% a year ago.

              Primarily because of higher loan volumes and yields, total interest income increased approximately $23,692,000 (or 72.8%) for the six months and increased $17,444,000 (or 102.3%) for the three months ended June 30, 2006 as compared to the same periods in 2005.  Increased volumes of interest bearing deposits and borrowings in conjunction with increased interest rates caused total interest expense to increase approximately $8,743,000 (or 166.3%) for the six months and increased $6,258,000 (or 214.2%) for the three months ended June 30, 2006 as compared to the same periods in 2006.

Average Balances and Average Rates Earned and Paid

              The following table sets forth for the quarter ended June 30, 2006 and 2005 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	For the three months ended June 30,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$112,364	$1,378	4.92%	$42,702	$394	3.70%
Non-taxable securities (1)	9,597	79	3.30%	5,440	39	2.88%
Federal funds sold	7,960	104	5.24%	8,110	61	3.02%
Due from Federal Home Loan Bank	11,447	93	3.26%	15,541	104	2.68%
Federal Home Loan Bank stock	5,477	—	0.00%	3,091	—	0.00%
Loans (2)(3)(4)	1,592,855	32,839	8.27%	926,398	16,451	7.12%

Total earning assets	1,739,700	34,493	7.95%	1,001,282	17,049	6.83%
Reserve for loan losses	(22,181)			(13,459)
Cash and due from banks	72,896			40,940
Premises and equipment, net	35,998			21,931
Bank-owned life insurance	17,449			14,381
Accrued interest and other assets	118,109			22,816

Total assets	$1,961,971			$1,087,891

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$731,831	4,490	2.46%	$432,217	1,761	1.63%
Savings deposits	47,962	56	0.47%	37,352	31	0.33%
Time deposits	182,899	1,667	3.66%	67,748	396	2.34%
Other borrowings	243,099	2,967	4.90%	73,334	734	4.01%

Total interest bearing liabilities	1,205,791	9,180	3.05%	610,651	2,922	1.92%
Demand deposits	522,978			373,175
Other liabilities	22,396			13,238

Total liabilities	1,751,165			997,064
Stockholders’ equity	210,806			90,827

Total liabilities and stockholders’ equity	$1,961,971			$1,087,891

Net interest income		$25,313			$14,127

Net interest spread			4.90%			4.91%

Net interest income to earning assets (5)			5.81%			5.67%

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for the periods presented.
(3)	Loan related fees collected and included in the yield calculation totalled approximately $1,363,000 in 2006 and $665,000 in 2005.
(4)	Includes mortgage loans held for sale.
(5)	Includes effect of municipal loans on a tax-equivalent basis.

Analysis of Changes in Interest Income and Expense

              The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2006, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2006 compared to 2005

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$16,388	$11,835	$4,553
Investments and other	1,056	644	412

Total interest income	17,444	12,479	4,965
Interest expense:
Interest on deposits:
Interest bearing demand	2,729	1,221	1,508
Savings	25	9	16
Time deposits	1,271	673	598
Other borrowings	2,233	1,699	534

Total interest expense	6,258	3,602	2,656

Net interest income	$11,186	$8,877	$2,309

Loan Loss Provision

              At June 30, 2006, the reserve for losses on loans and loan commitments was 1.37% of outstanding loans, as compared to 1.45% for the year ago period.  The loan loss provision was $1,200,000 in the second  quarter of 2006 compared to $1,000,000 for the year earlier period.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for loan losses.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets.  At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

              Non-interest income increased 21.5% for the six months and increased 33.2% for the quarter ended June 30, 2006 compared to the year ago periods.  The year-over-year increases were due to modestly higher service charges on deposit accounts, mortgage revenue and increased income related to card issuer and merchant services.  Service charge revenue increased in both periods primarily due to increased customer base in connection with the recent acquisition of F&M and the utilization of overdraft protection products.

              Mortgage revenue increased due to an increase in mortgage originations, as the Company originated $53.8 million in residential mortgages during the quarter ended June 30, 2006, compared to $39.2 million for the year ago quarter and $38.0 million for the immediately preceding quarter.

              Generally accepted accounting principles currently call for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At June 30, 2006, the Company serviced $499.7 million in mortgage loans on behalf of its customers, representing approximately 3,800 mortgage loans.  The Company’s MSRs had a book value of $4.3 million compared to a fair value of approximately $5.8 million.  Thus, there was no MSR valuation adjustment for the current quarter.  At June 30, 2006, expressed as a percentage of loans serviced, the book value of MSR was .86% of serviced mortgage loans, while fair value was approximately 1.15% of serviced mortgages.  Fair value as a percentage of loans serviced was estimated at 1.04% a year ago.

Non-Interest Expense

              Non-interest expense increased 41.1% for the six months and 61.5% for the quarter ended June 30, 2006, compared to the same periods in 2005.  Expense increases were primarily due to increased staffing related to the acquisition of F&M and the strong growth in business volumes.

Income Taxes

              Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

              At June 30, 2006 total assets increased 69.1% to $2.1 billion compared to $1.3billion at December 31, 2005.  The majority of the increase is attributable to the acquisition of F&M as well as organic loan growth during the first six months of 2006. The investment portfolio was $130.8 million at June 30, 2006 as compared to $59.3 million at year-end 2005.  Asset growth was primarily funded by increased deposits over the past 6  months.  Since December 31, 2005, deposits increased $575 million to $1.6 billion at June 30, 2006 as compared to $1.1 billion at December 31, 2005.  Deposit growth is a function of ongoing growth in relationship customer balances and is positively impacted by the strong economies in which Cascade operates.

Brokered and Municipal Deposits:

              During the first quarter of 2006, the Bank joined the Certificate of Account Registry Service (CDARS) that enables Cascade to distribute (and/or receive reciprocal) time deposits with other banks participating in the CDARS network on behalf of customers that are sensitive to the $100,000 FDIC insurance limitation. Such deposits are considered to be brokered funds and totaled approximately $33.3 million at June 30, 2006.  In addition, during the second quarter of 2006, the Company participated in the State of Oregon CD program and at June 30, 2006, time deposits included $15 million of such time deposits.

              The Company had no material off balance sheet derivative financial instruments as of June 30, 2006 and December 31, 2005.

LIQUIDITY AND SOURCES OF FUNDS

              The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank.  Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits.  The Bank’s present funding mix is diverse, with approximately 75% of its checking account balances arising from business and public accounts and 25% from consumers.  The composition of money market and interest-bearing demand accounts was 46% business and 54% consumer.  During the periods presented, deposit growth has generally been sufficient to fund increases in loans.  Management invests excess funds in short-term and overnight money market instruments.  Since December 31, 2005, the average amount of overnight investments declined by approximately $53 million on average, with such funds redeployed to fund loan growth.  At June 30, 2006, total borrowings included Cascade’s issuance of approximately $68.6 million in junior subordinated trust preferred securities.

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

              The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At June 30, 2006, the FHLB had extended the Bank a secured line of credit of $317.5 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $15.0 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $49.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At June 30, 2006, the Bank had aggregate remaining available borrowing sources totaling $264.1 million, given sufficient collateral.

              Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, more than one-third of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At June 30, 2006 the Bank had approximately $755.1 million in outstanding commitments to extend credit, compared to approximately $446.6 million at year-end 2005.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

JUNIOR SUBORDINATED DEBENTURES

              In June 2006, the Company established its fourth subsidiary grantor trust (Cascade Bancorp Statutory Trust IV), which issued $20 million of trust preferred securities (TPS) and $619,000 of common securities on June 29, 2006 bringing total TPS outstanding to approximately $68.6 million. The purpose of the Company’s million of trust preferred securities is to support general corporate purposes and to augment regulatory capital.  Management believes the securities qualify as Tier 1 regulatory capital and are priced at a competitive level.   The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trusts. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at any time subsequent to March 31, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.  See footnote 7 of the accompanying condensed consolidated financial statements for additional details.

OTHER BORROWINGS

              At June 30, 2006, the Bank had a total of approximately $100.9 million in long-term borrowings from FHLB with maturities from 2007 to 2025, bearing a weighted-average interest rate of 4.63%.  In addition, at June 30, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $10.5 million and $6.0 million, respectively.  At year-end 2005, the Bank had a total of $61.1 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.91%, and short-term borrowings with FRB of approximately $3.2 million.  See “Liquidity and Sources of Funds” section on page 23 for further discussion.

CAPITAL RESOURCES

              The Company’s total stockholders’ equity at June 30, 2006 was $242.5 million, an increase of $138.1 million from December 31, 2005.  The increase primarily resulted from the issuance of stock in connection with the acquisition of F&M in the amount of $124.5 million, net income for the six months ended June 30, 2006 of $14.9 million, less cash dividends paid to shareholders of $3.6 million during the same period.  In addition, at June 30, 2006 the Company had accumulated other comprehensive income of approximately $.2 million.

              At June 30, 2006, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.70% and 10.96%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5.	Other Information

	(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on May 16, 2006 to announce that on May 10, 2006 it made a presentation at the D.A. Davidson & Co. 8th Annual Financial Services Conference. The presentation was included by exhibit.

The Company filed a report on Form 8-K on July 12, 2006 to announce that it completed issuance of $20 million in trust preferred securities on June 29, 2006.

The Company filed a report on Form 8-K on July 13, 2006, in regards to release of the Company’s second quarter 2006 earnings.

Item 6.	Exhibits

	(a)	Exhibits

		31.1	Certification of Chief Executive Officer
		31.2	Certification of Chief Financial Officer
		32	Certification Pursuant to Section 906

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date 8/7/06	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date 8/8/06	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer