Form 10-Q/A
period 2006-06-30
CASCADE BANCORP
filed 2006-08-21
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2006

PART I

Item 1.   Financial Statements

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30, 2006	December 31, 2005

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$64,855	$35,532
Interest bearing deposits with Federal Home Loan Bank	32	7,242
Federal funds sold	383	64,935

Total cash and cash equivalents	65,270	107,709
Investment securities available-for-sale	127,070	55,449
Investment securities held-to-maturity	3,701	3,837
Federal Home Loan Bank stock	6,785	3,241
Loans, net	1,743,703	1,035,017
Premises and equipment, net	40,000	22,688
Bank-owned life insurance	17,869	16,047
Goodwill	105,132	6,352
Accrued interest and other assets	37,508	19,331

Total assets	$2,147,038	$1,269,671

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$633,261	$430,463
Interest bearing demand	730,177	533,511
Savings	52,558	35,179
Time	224,596	66,227

Total deposits	1,640,592	1,065,380
Junior subordinated debentures	68,558	20,619
Other borrowings	117,405	64,350
Customer repurchase agreements	55,309	—
Accrued interest and other liabilities	22,696	14,946

Total liabilities	1,904,560	1,165,295
Stockholders’ equity:
Common stock, no par value;
35,000,000 shares authorized;
22,538,751 issued and outstanding (16,953,515 in 2005)	160,349	33,706
Retained earnings	81,946	70,571
Unearned compensation on restricted stock	—	(442)
Accumulated other comprehensive income	183	541

Total stockholders’ equity	242,478	104,376

Total liabilities and stockholders’ equity	$2,147,038	$1,269,671

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