Form 10-Q
period 2006-09-30
CASCADE BANCORP
filed 2006-11-09
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  28,294,912 shares of no par value Common Stock as of November 3, 2006.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2006

PART I

Item 1.	Financial Statements

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30, 2006	December 31, 2005

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$64,210	$35,532
Interest bearing deposits with Federal Home Loan Bank	96	7,242
Federal funds sold	722	64,935

Total cash and cash equivalents	65,028	107,709
Investment securities available-for-sale	122,559	55,449
Investment securities held-to-maturity	3,698	3,837
Federal Home Loan Bank stock	6,785	3,241
Loans, net	1,846,136	1,035,017
Premises and equipment, net	40,674	22,688
Bank-owned life insurance	17,967	16,047
Goodwill	105,144	6,352
Accrued interest and other assets	37,373	19,331

Total assets	$2,245,364	$1,269,671

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$555,101	$430,463
Interest bearing demand	757,737	533,511
Savings	57,108	35,179
Time	259,635	66,227

Total deposits	1,629,581	1,065,380
Junior subordinated debentures	68,558	20,619
Other borrowings	223,237	64,350
Customer repurchase agreements	49,198	—
Accrued interest and other liabilities	22,382	14,946

Total liabilities	1,992,956	1,165,295
Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized; 28,287,341 issued and outstanding (21,191,893 in 2005)	161,585	33,706
Retained earnings	90,435	70,571
Unearned compensation on restricted stock	—	(442)
Accumulated other comprehensive income	388	541

Total stockholders’ equity	252,408	104,376

Total liabilities and stockholders’ equity	$2,245,364	$1,269,671

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Nine Months and Three Months ended September 30, 2006 and 2005
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,

	2006	2005	2006	2005

	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$92,178	$49,937	$38,600	$18,458
Taxable interest on investments	3,512	1,232	1,577	449
Nontaxable interest on investments	210	115	84	45
Interest on federal funds sold	431	243	62	172
Interest on interest bearing deposits with Federal Home Loan Bank	219	309	6	193
Dividends on Federal Home Loan Bank stock	—	10	—	—

Total interest income	96,550	51,846	40,329	19,317
Interest expense:
Deposits:
Interest bearing demand	13,293	5,508	5,486	2,297
Savings	151	95	66	33
Time	4,798	1,180	2,619	461
Borrowings	8,106	2,202	4,176	936

Total interest expense	26,348	8,985	12,347	3,727

Net interest income	70,202	42,861	27,982	15,590
Loan loss provision	4,500	3,050	2,200	1,150

Net interest income after loan loss provision	65,702	39,811	25,782	14,440
Non-interest income:
Service charges on deposit accounts	5,844	4,665	2,366	1,568
Mortgage loan origination and processing fees	1,471	1,330	556	535
Gains on sales of mortgage loans, net	761	580	339	197
Net mortgage loan servicing fees (expense)	(15)	(203)	(16)	(119)
Gains on sales of investment securities available-for-sale	590	—	594	—
Card issuer and merchant services fees, net	2,484	1,777	1,077	629
Earnings on bank-owned life insurance	565	472	202	162
Other income	1,673	1,116	671	521

Total noninterest income	13,373	9,737	5,789	3,493
Non-interest expense:
Salaries and employee benefits	23,027	15,336	8,680	5,296
Occupancy and equipment, net	4,017	2,798	1,551	971
Communications	1,169	577	500	205
Advertising	723	536	235	236
Other expenses	8,816	5,722	3,692	1,895

Total noninterest expense	37,752	24,969	14,658	8,603

Income before income taxes	41,323	24,579	16,913	9,330
Provision for income taxes	15,869	8,970	6,393	3,158

Net income	$25,454	$15,609	$10,520	$6,172

Basic earnings per common share	$1.00	$0.74	$0.37	$0.29

Diluted earnings per common share	$0.98	$0.72	$0.37	$0.28

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006 and 2005 (Unaudited)
(Dollars in thousands)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2004		$32,079	$53,707	$(156)	$802	$86,432
Comprehensive income:
Net income	$15,609	—	15,609	—	—	15,609
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(129)	—	—	—	(129)	(129)

Comprehensive income	$15,480

Fair value of restricted stock grants		590	—	(590)	—	—
Amortization of unearned compensation on restricted stock		—	—	229	—	229
Cash dividends paid		—	(4,048)	—	—	(4,048)
Stock options exercised (196,447 shares)		754	—	—	—	754
Tax benefit from non-qualified stock options exercised		94	—	—	—	94

Balance at September 30, 2005		$33,517	$65,268	$(517)	$673	$98,941

Balance at December 31, 2005		$33,706	$70,571	$(442)	$541	$104,376
Comprehensive income:
Net income	$25,454	—	25,454	—	—	25,454
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(153)	—	—	—	(153)	(153)

Comprehensive income	$25,301

Transfer to common stock due to implementation of SFAS 123R		(442)	—	442	—	—
Issuance of stock to acquire F&M Holding Company		124,552				124,552
Cash dividends paid		—	(5,590)	—	—	(5,590)
Stock-based compensation expense		893	—	—	—	893
Stock options exercised (384,440)		2,327	—	—	—	2,327
Tax benefit from non-qualified stock options exercised		549	—	—	—	549

Balance at September 30, 2006		$161,585	$90,435	$—	$388	$252,408

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2006 and 2005
(Unaudited)

	Nine months ended September 30,

	2006	2005

	(Dollars in thousands)
Net cash provided by operating activities	$23,326	$18,753
Investing activities:
Proceeds from sales of investment securities available-for-sale	33,843	—
Proceeds from sales of equity securities available-for-sale	594	—
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	21,799	9,137
Proceeds from maturities and calls of investment securities held-to-maturity	130	—
Purchases of investment securities available-for-sale	(18,005)	(18,014)
Purchases of investment securities held-to-maturity	—	(1,498)
Purchase of Federal Home Loan Bank stock	(2,298)	(659)
Net increase in loans	(320,958)	(162,127)
Cash acquired in acquisition of F&M Holding Company	(30,850)	—
Purchases of premises and equipment, net	(2,477)	(2,148)
Purchases of life insurance contracts	—	(1,357)

Net cash used in investing activities	(318,222)	(176,666)
Financing activities:
Net increase in deposits	81,494	302,061
Cash dividends paid	(5,590)	(4,048)
Stock options exercised	2,327	848
Tax benefit from non-qualified stock options exercised	549	—
Proceeds from issuance of junior subordinated debentures	47,939	—
Net increase in other borrowings	125,496	32,751

Net cash provided by financing activities	252,215	331,612

Net increase (decrease) in cash and cash equivalents	(42,681)	173,699
Cash and cash equivalents at beginning of period	107,709	51,892

Cash and cash equivalents at end of period	$65,028	$225,591

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

          All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect a 5-for-4 stock split that was declared in October 2006.

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

          As a result of adopting SFAS 123R on January 1, 2006, incremental pre-tax stock-based compensation expense recognized during the nine months ended September 30, 2006 was approximately $480,000.  As of September 30, 2006, there was approximately $615,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

          The following pro forma disclosures illustrate the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006 (dollars in thousands, except per share amounts):

	Nine months ended	Three months ended

	September 30, 2005

Net income - as reported	$15,609	$6,172
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related income tax effects	(426)	(133)

Pro forma net income - used in basic and diluted EPS	$15,183	$6,039

Earnings per common share:
Basic - as reported	$0.74	$0.30
Basic - pro forma	$0.72	$0.29
Diluted - as reported	$0.72	$0.28
Diluted - pro forma	$0.70	$0.28

          SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows.  For the nine months ended September 30, 2006 and 2005, excess tax benefits of approximately $549,000 and $94,000, respectively, are shown as financing cash inflows and operating cash flows respectively, in the condensed consolidated statements of cash flows.

          In addition, SFAS No. 123R requires that any deferred compensation related to awards granted prior to its adoption must be eliminated against the appropriate equity accounts.  As a result, the presentation of the condensed consolidated statements of changes in stockholders’ equity was revised to reflect the transfer of balances previously reported in the unearned compensation account to common stock.

          The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the nine month and three month periods ended September 30, 2006 and 2005:

	Nine months ended September 30,		Three months ended September 30,

	2006	2005	2006	2005

Dividend yield	1.4%	1.7%	1.2%	N/A
Estimated volatility	34.2%	38.5%	34.2%	N/A
Risk-free interest rate	4.3%	3.7%	5.0%	N/A
Estimated option lives	6 years	6 years	6 years	N/A

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

          Under the Company’s stock-based compensation plans approved by shareholders, the Company’s Board of Directors at their discretion may grant Incentive Stock Options (ISOs), Non-qualified Stock Options (NSOs) and/or restricted stock to key employees and directors. These stock-based compensation programs were established to reward employees and directors who contribute to the success and profitability of the Company and to give such employees and directors a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s continued success. These programs also assist the Company in attracting and retaining key employees and qualified corporate directors.

          In addition, within the stock-based compensation programs, Directors at their discretion may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose.  For ISOs, the option strike price must be no less than 100% of the stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of the stock price at the grant date, and all grants to date have been at 100%.  Restricted stock must be at fair market value on grant date.  Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules.  All options expire after a period of ten years from date of grant.

          The following table presents the activity related to options under all plans for the  nine months ended September 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2005	1,177,446	$7.86	N/A	N/A
Granted	80,213	20.81	N/A	N/A
Exercised	(384,440)	6.06	N/A	N/A
Cancelled	(49,349)	—	N/A	N/A

Options outstanding at September 30, 2006	823,870	$9.52	5.30	$16,882

Options exercisable at September 30, 2006	575,576	$6.86	9.28	$13,324

          In addition, during the nine months ended September 30, 2006, the Company granted a total of 56,448 shares of restricted stock at a weighted average market value of $21.23 per share (approximately $1,198,000).  The restricted stock is scheduled to vest over periods ranging from one to five years from the grant date.   Restricted stock is reported as an increase to common stock in the accompanying condensed consolidated financial statements at September 30, 2006 and December 31, 2005.  The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

          A summary of the Company’s nonvested share activity during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	349,746
Granted	80,213
Vested	(132,316)
Cancelled	(49,349)

Nonvested at September 30, 2006	248,294	$5.82

          As of September 30, 2006, unrecognized compensation cost related to unvested restricted stock totaled $1.2 million.  Total expense recognized by the Company for restricted stock for the nine months ended September 30, 2006 and 2005 was $.4 million and $.2 million, respectively.  The following table presents the activity for restricted stock for the nine months ended September 30, 2006.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)

Unvested as of December 31, 2005	62,483	$14.44	N/A
Granted	56,449	21.23	N/A
Vested	(3,968)	15.12	N/A
Cancelled	(1,690)	22.71	N/A

Unvested as of September 30, 2006	113,274	$17.68	1.99

3.	Investment Securities

          Investment securities at September 30, 2006 and December 31, 2005 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

9/30/2006
Available-for-sale
U.S. Agency mortgage-backed securities	$77,831	$254	$353	$77,732
U.S. Government and agency securities	33,079	109	51	33,137
Obligations of state and political subdivisions	5,930	11	26	5,915
Asset backed securities & other securities	4,134	9	1	4,142
Equity securities	576	671	—	1,247
Mutual fund	383	3	—	386

	$121,933	$1,057	$431	$122,559

Held-to-maturity
Obligations of state and political subdivisions	$3,698	$—	$—	$3,698

12/31/2005
Available-for-sale
U.S. Agency mortgage-backed securities	$38,584	$76	$252	$38,408
U.S. Government and agency securities	11,995	10	80	11,925
Obligations of state and political subdivisions	2,668	—	41	2,627
Equity securities	957	1,155	—	2,112
Mutual fund	371	6	—	377

	$54,575	$1,247	$373	$55,449

Held-to-maturity
Obligations of state and political subdivisions	$3,837	$30	$38	$3,829

          Gross unrealized losses on investment securities available-for-sale are primarily attributable to increases in interest rates subsequent to the purchase of such securities.  Management does not consider any portion of these securities to be other-than-temporarily impaired and the Company has the ability and intent to hold these securities until maturity.

4.	Loans and Reserve for Loan Losses

          The composition of the loan portfolio at September 30, 2006 and December 31, 2005 was as follows (dollars in thousands):

	September 30, 2006	% of gross loans	December 31, 2005	% of gross loans

Commercial	$575,693	31%	$320,619	31%
Real Estate:
Construction/lot	564,655	30%	220,230	21%
Mortgage	84,084	4%	56,724	5%
Commercial	597,190	32%	417,580	40%
Consumer	50,603	3%	34,552	3%

Total loans	1,872,225	100%	1,049,705	100%

Less reserve for loan losses	26,089		14,688

Total loans, net	$1,846,136		$1,035,017

          Mortgage real estate loans include mortgage loans held for sale of approximately $4,297,000 at September 30, 2006 and approximately $2,652,000 at December 31, 2005.  In addition, the above loans are net of deferred loan fees of approximately $5,878,000 at September 30, 2006 and $3,387,000 at December 31, 2005.

          The Company currently classifies reserves for commitments in the loan loss reserve in accordance with industry practice of other banks in its peer group.  Reserve for commitments totaled approximately $3,582,000 at September 30, 2006 and $2,753,000 at December 31, 2005.  At some point in the future management anticipates that the Company will reclassify such amounts as other liabilities.

          Transactions in the reserve for loan losses for the nine months ended September 30, 2006 and 2005 were as follows (dollars in thousands):

	Nine months ended September 30,

	2006	2005

Balance at beginning of period	$14,688	$12,412
Loan loss provision	4,500	3,050
Recoveries	494	169
Loans charged off	(985)	(796)
Reserves acquired from F&M	7,392	—

Balance at end of period	$26,089	$14,835

          At September 30, 2006 the Bank had approximately $749.7 million in outstanding commitments to extend credit, compared to approximately $446.6 million at year-end 2005.

5.	Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005

Loans on non-accrual status	$1,471	$40
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	367	—

Total non-performing assets	$1,838	$40

Percentage of non-performing assets to total assets	0.08%	0.00%

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

          At September 30, 2006, there were no potential material problem loans, other than those specifically identified loans covered by a specific reserve, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms.  At September 30, 2006, a valuation reserve of approximately $168,000 was maintained related to non-accrual loans.

6.	Mortgage Servicing Rights (dollars in thousands)

          At September 30, 2006 and December 31, 2005, the Bank held servicing rights to mortgage loans with principal balances of approximately $496,120 and $498,668, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets.

The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of September 30, 2006, management is not aware of any material mortgage loans that will be subject to repurchase.

          Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4,196 and $4,439 at September 30, 2006 and December 31, 2005, respectively.  The fair value of MSRs was approximately $5.5 million at September 30, 2006 and $5.8 million at December 31, 2005.  Activity in MSRs for the nine months ended September 30, 2006 and 2005 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Nine months ended September 30,

	2006	2005

Balance at beginning of period	$4,439	$4,663
Additions	733	1,045
Amortization	(976)	(1,178)

Balance at end of period	$4,196	$4,530

7.	Junior Subordinated Debentures

          At September 30, 2006, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS). The purpose of the 2006 issuances was in part to fund the cash portion of the F&M Holding Company acquisition that closed April 20, 2006, and to augment regulatory capital. The proceeds from the 2004 issuance was used for general corporate purposes (dollars in thousands).

	Issuance Date	Maturity Date	Trust Preferred Securities	Common Securities (A)	Interest Rate	Junior Subordinated Debentures (D)

Cascade Bancorp Trust I (E)	12/31/04	3/15/2035	$20,000	$619	3-month LIBOR + 1.80%	$20,619
Cascade Bancorp Statutory Trust II (F)	3/31/2006	6/15/2036	13,250	410	6.619% (B)	13,660
Cascade Bancorp Statutory Trust III (F)	3/31/2006	6/15/2036	13,250	410	3-month LIBOR + 1.33% (C)	13,660
Cascade Bancorp Statutory Trust IV (G)	6/20/2006	9/15/2036	20,000	619	3-month LIBOR + 1.54% (C)	20,619

Totals			$66,500	$2,058		$68,558

(A)	The Company’s investment in the common securities is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.
(B)	The debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.33% thereafter until maturity.
(C)	The three-month LIBOR in effect as of September 30, 2006 was 5.39%.
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

(F)

The TPS may be called by the Company at par at any time subsequent to June 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(G)

The TPS may be called by the Company at par at any time subsequent to September 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

          In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying condensed consolidated balance sheets. Management believes that at September 30, 2006 and December 31, 2005, the TPS meet applicable regulatory guidelines to quality as Tier I capital.

          Payments are made on a quarterly basis on March 15, June 15, September 15 and December 15.

8.	Other Borrowings

          At September 30, 2006 the Bank had a total of approximately $100.6 million in long-term borrowings from FHLB with maturities from 2007 to 2025, bearing a weighted-average interest rate of 4.63%.  In addition, at September 30, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $108.8 million and $3.8 million, respectively.  Also, at September 30, 2006, the Bank had federal funds purchased in the amount of $10 million.  At year-end 2005, the Bank had a total of $61.1 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.99%, and short-term borrowings with FRB of approximately $3.2 million.  See “Liquidity and Sources of Funds” section on page 22 for further discussion.

9.	Basic and diluted earnings per common share

          The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of stock-based compensation. All share and per share amounts have been retroactively adjusted to reflect the 5-for-4 stock split declared in October, 2006.

          The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2006 and 2005 can be reconciled as follows (dollars and share data in thousands):

	Nine months ended September 30,		Three months ended September 30,

	2006	2005	2006	2005

Net income	$25,454	$15,609	$10,520	$6,172

Weighted-average shares outstanding - basic	25,350	21,053	28,125	21,093
Basic net income per common share	$1.00	$0.74	$0.37	$0.29

Incremental shares arising from stock-based compensation	623	700	595	709
Weighted-average shares outstanding - diluted	25,973	21,753	28,720	21,801
Diluted net income per common share	$0.98	$0.72	$0.37	$0.28

10.	Business Combination

          On April 20, 2006, the Company completed its acquisition with F&M Holding Company (F&M) of Boise, Idaho.  F&M currently operates 12 banking offices in the Treasure Valley.

          Under the terms of the merger agreement announced December 27, 2005, the stockholders of F&M received 5,324,999 shares of Company common stock and $22.5 million in cash, less a holdback of $3.9 million for certain loans.  The assets and liabilities of the F&M were recorded on the Company’s consolidated balance sheet at their fair market values as of the acquisition date.  F&M’s results of operations have been included in the Company’s consolidated statement of income since acquisition date.  At September 30, 2006, the holdback amount has been reduced to $3.2 million as certain loans have either paid-off or been upgraded and therefore removed from the special reserve list.

          The following table shows the excess purchase price over carrying value of the net assets acquired, the purchase price allocation and resulting goodwill:

Common stock issued – 6,656,249 shares at $18.71 per share	$124,552
Cash paid to F&M shareholder (before loan related holdback)	22,500
Transaction costs recorded through September 30, 2006	4,857

Total purchase price	151,909

Carrying amount of F&M net assets at merger date	44,578
Purchase accounting adjustments:
Fixed and adjustable rate term loans	(624)
Fixed rate certificates of deposit	312
Premises and equipment	2,710
Less deferred taxes on fair market value adjustments	(959)

Fair value of net assets acquired	46,017

Total purchase price in excess of fair value of net assets acquired	105,892
Core deposit intangible, net of deferred taxes	(7,100)

Goodwill	$98,792

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

          The accompanying condensed consolidated financial statements include the results of operations of F&M only since April 20, 2006, the date of acquisition.  The following unaudited summary information presents the condensed consolidated results of operations of the Company on a pro forma basis, as if the F&M acquisition had occurred at the beginning of 2006 and 2005 (dollars in thousands, except per share amounts):

	Nine Months Ended Septmber 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Net interest income	$79,213	$61,313	$27,982	$22,241
Loan loss provision	5,250	4,100	2,200	1,450

Net interest income after loan loss provision	73,963	57,213	25,782	20,791
Non-interest income	15,113	13,890	5,789	5,020
Non-interest expense	44,086	39,567	14,658	13,757

Income before income taxes	44,990	31,536	16,913	12,054
Provision for income taxes	17,236	11,508	6,393	4,104

Net income	$27,754	$20,028	$10,520	$7,950

Net income per common share
Basic	$0.99	$0.72	$0.37	$0.29
Diluted	$0.97	$0.70	$0.37	$0.28
Average shares outstanding
Basic	28,056	27,709	28,125	27,749
Diluted	28,693	28,409	28,720	28,458

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

          Net unamortized core deposit intangibles (CDI) totaled $11.5 million at September 30, 2006 and $.4 million at December 31, 2005.  Amortization expense related to the CDI during the nine months ended September 30, 2006 and 2005 totaled $693,000 and $78,000, respectively.

          Annual amortization expense for the net CDI is estimated to be as follows (in thousands):

Year ending December 31,

2006	$1,087
2007	1,581
2008	1,581
2009	1,528
2010	1,476
After 2010	4,917

12.	Recent Accounting Pronouncements

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

          In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and at this point does not believe it will have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2006 and the operating results for the nine months and three months then ended, included elsewhere in this report.

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

          Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, including the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon, and the Idaho communities in Ada, Canyon and Payette counties, specifically.  Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

Highlights for the Third Quarter 2006 (including acquisition of F&M (Idaho) as of April 20, 2006)

•	Earnings Per Share: up 29.4% year-over-year with Net Income up 70.4% year-over-year

•	Loan Growth: up 83.3% year-over-year and 23.6% on linked-quarter basis (annualized)

•	Deposit Growth: up 41.3% year-over-year and flat on a linked-quarter basis (annualized)

•	Net Interest Margin: 5.71% vs. 5.65% year-over-year, and 5.81% for the prior quarter

•	Strong Credit Quality: Credit quality strong with delinquencies at .09% of total loans; net charge-offs at .08% (annualized)

Financial Performance for the Third Quarter:

          Cascade Bancorp announced record earnings for the third quarter of 2006 of $.37 per share (diluted) up 29.4% compared to the year ago quarter and well above the immediately preceding quarter of $.33.  The third quarter results reflect the first full quarter of combined operations with the former Farmers and Merchants State Bank (F&M) of Idaho which Cascade acquired on April 20, 2006.   With strong loan growth driving higher net interest income, Cascade reported net income for the quarter at $10.5 million, a 70.4% increase from the year ago quarter and as compared to $9.0 million in the immediately preceding quarter.  The current quarter results include a $.6 million pretax gain on sale of investments or approximately $.02 per share.  Organic loan growth was 23.6% on a linked-quarter basis (annualized), with both the Oregon and Idaho regions increasing at double digit levels.  As expected, deposit growth was flat for the third quarter due to deposit runoff of higher priced funds related to the F&M (Idaho) acquisition.

          Return on equity was 17.03% for the third quarter compared to 17.14% for the prior quarter and down from 25.78% a year ago due to higher average equity account balances arising from the issuance of stock to acquire F&M.  Return on tangible equity (equity net of goodwill and intangible assets) was 32.52% for the quarter.  Meanwhile, return on assets for the current quarter increased to 1.91% compared to 1.84% in the preceding quarter.  The net interest margin eased to 5.71% from 5.81% in the preceding quarter and as compared to 5.65% in the year ago quarter (see net interest margin discussion below).

          Looking forward, Cascade expects the slowing real estate market to moderate loan demand.  Management also projects a gradual easing of the net interest margin due to competitive pricing pressures and relatively flat yield curve.

Loan Growth and Credit Quality:

          As of September 30, 2006, Cascade’s total loans stood at $1.9 billion, up 83.3% from the year ago period reflecting the combination with F&M as well as organic loan growth in both Oregon and Idaho markets.  On a linked quarter basis, loans continued strong up over 23% on an annualized basis.  Regionally, Oregon loan balances increased approximately $62 million or 20.5% (annualized) pace during the quarter.  In Idaho, F&M loan volumes increased at an annualized pace of 30.1% between June 30, 2006 and September 30, 2006, reflecting the underlying strength of the greater Boise economy as well as the benefit of higher lending limits arising from the acquisition.  Over one-half of Cascade’s aggregate loan growth during the quarter was Commercial and CRE loans, the balance being construction and development loans.  Approximately 66% of Cascade’s overall loan portfolio is real estate related, reflecting the economic base in markets served.

          Cascade’s loan credit quality profile remained very positive with delinquent loans greater than 30 days past due at only .09% of total loans compared to .20% at June 2006 quarter end, while net loan charge-offs for the quarter were only .08% (annualized) of total loans.  The loan loss reserve for loans and loan commitments stood at a prudent 1.39% of outstanding loans at quarter end, compared to 1.37% for the preceding quarter and modestly lower than a year ago level of 1.45% due to improving credit metrics over the course of the past 12 months.  With continuing loan growth, Cascade’s provision for loan losses increased to $2.2 million for the third quarter, up from $1.2 million in the preceding quarter and $1.1 million in the year ago period.  Management believes the reserve is at an appropriate level under current circumstances and prevailing economic conditions.

Deposit Growth:

          Total deposits stood at $1.6 billion as of September 30, 2006, up 41.3% from the year ago period largely due to the combination with F&M.  On a linked quarter basis, total deposits were essentially flat, with Oregon banking region deposits up modestly from June levels.  Management believes that the seasonal lift in deposits historically experienced in Oregon markets during the summer may have been mitigated somewhat by factors related to moderating real estate activity.  Meanwhile, Idaho region deposits (F&M) declined $25 million from the preceding quarter as a result of the expected runoff in higher priced deposits related to the acquisition.  Cascade replaced this runoff with a combination of wholesale borrowings and brokered CDs as an interim strategy until anticipated gains in customer relationship deposits comes to fruition.  Management expects these funding trends will remain in place for several quarters.  Combined non-interest bearing balances averaged a strong 33.2% of total deposits during the third quarter.

Net Interest Margin and Interest Rate Risk:

          As expected, Cascade reported an easing of its net interest margin (NIM) to 5.71% for the third quarter of 2006, compared to 5.81% for the preceding quarter.  This trend is largely a result of higher overall cost of funds caused by ongoing competitive deposit pricing pressures as well as increasing use of borrowed funds priced at national market levels.

          Yields on earning assets during the third quarter of 2006 improved to 8.22% as compared to 7.95% in the immediately preceding quarter and 6.97% in the year ago quarter.  The average cost of funds paid on interest-bearing liabilities for the third quarter of 2006 was 3.64% as compared to 3.05% in the preceding quarter and 2.24% a year ago.  The overall cost of funds (including interest bearing and non-interest bearing) for the third quarter was 2.55%, as compared to 2.12% in the immediately preceding quarter and 1.36% for the year ago period.  Looking forward, management expects the net interest margin to continue to ease as a result of ongoing competitive pricing pressures and persistent flat yield curve.

          The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. Cascade’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets.  Because of its relatively high proportion of non-interest bearing funds, Cascade’s NIM is most adversely affected in the unlikely event Federal Funds rate falls to a very low level.  See cautionary “Forward Looking Statements” below and Cascade’s Form 10-K report for further information on risk factors including interest rate risk.

Non-Interest Income and Expense:

          Total non-interest income was up 65.7% compared to the year ago quarter.  Excluding the third quarters’ $.6 million gain on sale of investments, non-interest income increased 19.2% when compared to the immediately preceding quarter. This linked quarter increase is mainly due to the inclusion of F&M for the entire third quarter, whereas the preceding quarter included F&M for only a partial quarter (April 20 acquisition date through June 30).

          Residential mortgage originations eased during the quarter ended September 30, 2006 to $50.4 million, compared to $53.8 million in the immediately preceding quarter and $47.9 million originated in the year ago quarter.  At September 30, 2006, Cascade serviced approximately $496 million in mortgage loans for customers.  The related carrying value of mortgage servicing rights was at 0.85% of serviced loans, compared to a fair value estimate of 1.12% of serviced loans.

          Non-interest expense was 70.4% above the same quarter in 2005, reflecting the inclusion of ongoing F&M costs for the entire third quarter of 2006.  Total non-interest expense was $14.7 million for the current quarter compared to $13.6 million in the preceding quarter when only a portion of F&M expenses were included.  Going forward management expects non-interest expense to gradually increase as it adds staff appropriate to support Cascade’s infrastructure and ongoing growth goals.

RESULTS OF OPERATIONS –  Nine Months and Three Months ended September 30, 2006 and 2005

Net Interest Income

          With the acquisition of F&M and ongoing growth in its Oregon markets, net interest income increased 63.8% for the nine months and 79.5% for the quarter ended September 30, 2006, as compared to the same periods in 2005.  In addition, higher yields earned on a larger base of earning assets exceeded the affect of higher cost of funds on incremental liability balances.  During the third quarter of 2006, yields earned on assets increased to 8.22% for the current quarter, as compared to 7.95% in the immediately preceding quarter and 6.97% a year ago.  Meanwhile, the average rates paid on interest bearing liabilities for the quarter ended September 30, 2006 was at 3.64% versus 3.05% in the prior quarter and 2.24% a year ago.

          Primarily because of higher loan volumes and yields, total interest income increased approximately $44,704,000 (or 86.2%) for the nine months and increased $21,012,000 (or 108.8%) for the three months ended September 30, 2006 as compared to the same periods in 2005.  Increased volumes of interest bearing deposits and borrowings in conjunction with higher interest rates paid caused total interest expense to increase approximately $17,363,000 (or 193.2%) for the nine months and increased $8,620,000 (or 231.3%) for the three months ended September 30, 2006 as compared to the same periods in 2005.

Average Balances and Average Rates Earned and Paid

          The following table sets forth for the quarter ended September 30, 2006 and 2005 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Quarter ended September 30, 2006			Quarter ended September 30, 2005

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$119,764	$1,578	5.33%	$48,237	$449	3.69%
Non-taxable securities (1)	9,772	84	3.41%	6,103	45	2.93%
Interest bearing balances due from FHLB	382	6	6.23%	21,549	193	3.55%
Federal funds sold	4,578	61	5.29%	19,101	172	3.57%
Federal Home Loan Bank stock	6,785	—	0.00%	3,241	—	0.00%
Loans (1)(2)(3)(4)	1,809,905	38,600	8.48%	1,001,354	18,458	7.31%

Total earning assets/interest income	1,951,186	40,329	8.22%	1,099,585	19,317	6.97%
Reserve for loan losses	(24,802)			(14,383)
Cash and due from banks	59,837			47,234
Premises and equipment, net	40,579			22,540
Bank-owned life insurance	17,894			15,340
Accrued interest and other assets	141,915			23,949

Total assets	$2,186,609			$1,194,265

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$735,303	5,487	2.96%	464,149	2,297	1.96%
Savings deposits	53,317	66	0.49%	38,172	33	0.34%
Time deposits	245,664	2,619	4.23%	70,069	461	2.61%
Other borrowings	311,102	4,175	5.32%	86,791	936	4.28%

Total interest bearing liabilities/interest expense	1,345,386	12,347	3.64%	659,181	3,727	2.24%
Demand deposits	565,757			424,800
Other liabilities	30,394			15,316

Total liabilities	1,941,537			1,099,297
Stockholders’ equity	245,072			94,968

Total liabilities and stockholders’ equity	$2,186,609			$1,194,265

Net interest income		$27,982			$15,590

Net interest spread			4.58%			4.73%

Net interest income to earning assets (5)			5.71%			5.65%

(1)	Yields on tax-exempt municipal loans and securities have not been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for 2006 and 2005.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $1,363.000 in 2006 and $665,000 in 2005.
(4)	Includes mortgage loans held for sale.
(5)	NIM has been adjusted to reflect municipal loans and securities on a tax-equvalent basis.

Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2006, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2006 compared to 2005

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$20,142	$14,904	$5,238
Investments and other	870	373	497

Total interest income	21,012	15,277	5,735
Interest expense:
Interest on deposits:
Interest bearing demand	3,190	1,342	1,848
Savings	33	13	20
Time deposits	2,158	1,155	1,003
Other borrowings	3,239	2,419	820

Total interest expense	8,620	4,929	3,691

Net interest income	$12,392	$10,348	$2,044

Loan Loss Provision

          At September 30, 2006, the reserve for losses on loans and loan commitments was 1.39% of outstanding loans, as compared to 1.45% for the year ago period.  The loan loss provision was $2,200,000 in the third quarter of 2006 compared to $1,150,000 for the year earlier period.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for loan losses.  This assessment reflects a continued sound credit quality profile, with low delinquent loans, modest net loan charge-offs and stable non-performing assets.  At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

          Non-interest income increased 37.4% for the nine months and increased 65.7% for the quarter ended September 30, 2006 compared to the year ago periods largely due to the acquisition of F&M earlier in the year.  Increases were evident in service charges on deposit accounts, mortgage revenue, gains on sales of investments and increased income related to card issuer and merchant services.  Service charge revenue increased in both periods primarily due to increased customer base in connection with the recent acquisition of F&M and the utilization of overdraft protection products.  Mortgage revenue increased due to an increase in mortgage originations, as the Company originated $50.4 million in residential mortgages during the quarter ended September 30, 2006, compared to $47.9 million for the year ago quarter and $53.8 million for the immediately preceding quarter.  Gains on sales of investment securities resulted from the Company’s decision to take profit in certain equity securities based upon their relatively high current valuation and its opinion that the risk/reward profile of the securities was not favorable going forward.  Card issuer and merchant services income increased primarily as a result of the F&M acquisition.

          Generally accepted accounting principles currently call for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At September 30, 2006, the Company serviced $496.1 million in mortgage loans on behalf of its customers, representing approximately 3,700 mortgage loans.  The Company’s MSRs had a book value of $4.2 million compared to a fair value of approximately $5.5 million.  Thus, there was no MSR valuation adjustment for the current quarter.  At September 30, 2006, expressed as a percentage of loans serviced, the book value of MSR was .85% of serviced mortgage loans, while fair value was approximately 1.12% of serviced mortgages.  Fair value as a percentage of loans serviced was estimated at 1.04% a year ago.

Non-Interest Expense

          Non-interest expense increased 37.4% for the nine months and 65.7% for the quarter ended September 30, 2006, compared to the same periods in 2005.  Expense increases were primarily due to the acquisition of F&M and attendant higher staffing levels, occupancy related costs and CDI amortization.  In addition, other expenses grew with strong business volumes.

Income Taxes

          Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

          At September 30, 2006 total assets increased 76.9% to $2.2 billion compared to $1.3 billion at December 31, 2005.  The majority of the increase is attributable to the acquisition of F&M but strong organic loan growth during the first nine months of 2006 also contributed to the overall increase. The acquisition also led to a larger investment portfolio at $126.3 million on September 30, 2006 as compared to $59.3 million at year-end 2005.  Asset growth was funded by increased deposits and borrowings over the past 9 months.  Primarily because of the acquisition, deposits have increased $565 million to $1.6 billion at September 30, 2006 as compared to $1.1 billion at December 31, 2005.  Deposit growth is also a function of ongoing growth in relationship customer balances and is positively impacted by the strong economies in which Cascade operates.

Brokered and Municipal Deposits:

          During the first quarter of 2006, the Bank joined the Certificate of Account Registry Service (CDARS) that enables Cascade to distribute (and/or receive reciprocal) time deposits with other banks participating in the CDARS network on behalf of customers that are sensitive to the $100,000 FDIC insurance limitation. Such deposits are considered to be brokered funds and totaled approximately $43.2 million at September 30, 2006.  In addition, during the second and third quarters of 2006, the Company participated in the States of Oregon and Idaho CD programs and at September 30, 2006, time deposits included approximately $25 million of such time deposits.

          The Company had no material off balance sheet derivative financial instruments as of September 30, 2006 and December 31, 2005.

LIQUIDITY AND SOURCES OF FUNDS

          The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank.  Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits.  The Bank’s present funding mix is diverse, with approximately 76% of its checking account balances arising from business and public accounts and 24% from consumers.  The composition of money market and interest-bearing demand accounts was 46% business and 54% consumer.  During the periods presented, deposit growth has generally been sufficient to fund increases in loans.  Management invests excess funds in short-term and overnight money market instruments.  Since December 31, 2005, the average amount of overnight investments declined by approximately $58 million on average, with such funds redeployed to fund loan growth.  At September 30, 2006, total borrowings included Cascade’s issuance of approximately $68.6 million in junior subordinated trust preferred securities.

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

          The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At September 30, 2006, the FHLB had extended the Bank a secured line of credit of $310.2 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. The Bank also had $41.0 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At September 30, 2006, the Bank had aggregate remaining available borrowing sources totaling $233.2 million, given sufficient collateral.

          Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, more than one-third of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At September 30, 2006 the Bank had approximately $749.7 million in outstanding commitments to extend credit, compared to approximately $446.6 million at year-end 2005.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

JUNIOR SUBORDINATED DEBENTURES

          The purpose of the Company’s $68.6 million of trust preferred securities was to fund the cash portion of the F&M acquisition, to support general corporate purposes and to augment regulatory capital.  Management believes the securities qualify as Tier 1 regulatory capital and are priced at a competitive level.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trusts. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.  See footnote 7 of the accompanying condensed consolidated financial statements for additional details.

OTHER BORROWINGS

          The Company has increased its borrowings since the acquisition of F&M as it deployed a strategy that allowed relatively higher priced deposits to runoff while concentrating its energies on retaining and expanding relationship deposits.  At September 30, 2006 the Bank had a total of approximately $100.6 million in long-term borrowings from FHLB with maturities from 2007 to 2025, bearing a weighted-average interest rate of 4.63%.  In addition, at September 30, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $108.8 million and $3.8 million, respectively.  At year-end 2005, the Bank had a total of $61.1 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 3.91%, and short-term borrowings with FRB of approximately $3.2 million.  See “Liquidity and Sources of Funds” section on page 22 for further discussion.

CAPITAL RESOURCES

          The Company’s total stockholders’ equity at September 30, 2006 was $252.4 million, an increase of $148.0 million from December 31, 2005.  The increase primarily resulted from the issuance of stock in connection with the acquisition of F&M in the amount of $124.6 million, net income for the nine months ended September 30, 2006 of $25.5 million, less cash dividends paid to shareholders of $5.6 million during the same period.  In addition, at September 30, 2006 the Company had accumulated other comprehensive income of approximately $.4 million.

          At September 30, 2006, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 9.71% and 10.91%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation and because of the remediation of the material weakness described below prior to issuance of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Material weakness in internal control with respect to recent acquisition:

          As discussed earlier in this report, the Company acquired Farmers & Merchants State Bank in Idaho on April 20, 2006.  At September 30, 2006, Cascade had determined that a material weakness in the Company’s internal control over financial reporting existed at the newly acquired F&M with respect to monitoring of certain construction loans and disbursements thereof.  Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) requires disclosure should the Company discover a “material weakness” as defined by the Public Company Oversight Board as “a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

          Specifically, Cascade believes that it is important to monitor progress of construction projects and has identified key controls related to periodic independent inspections and monitoring of disbursements to ensure projects are not over-disbursed prior to completion.  Although some of these key controls were not consistently performed at September 30, 2006, such controls have since been implemented and the material weaknesses remediated as of the filing date of this report.  Therefore, Cascade does not believe a misstatement of interim financial statements existed or will exist as a result of this weakness.

Remediation:

          Upon discovery of this situation in the third quarter of 2006, the Company has taken various corrective actions to remediate monitoring deficiencies with respect to F&M construction loans and related disbursements. By their nature, such actions require a period of time to implement across the entire F&M portfolio.  However, Cascade believes it has successfully completed this effort as of the date of this filing.

          Remediation actions include hiring of qualified independent inspectors who have inspected substantially all of the construction loans subject to such review.  Disbursement tracking has been implemented on a substantial portion of the portfolio, and loan disbursement exceptions are being monitored by credit administration.  Other factors used in assessing the likelihood that this situation will cause a material misstatement includes information and analysis performed in the course of the Company’s acquisition due diligence during which all F&M loans over $.5 million were examined and found to reflect reasonable underwriting standards and practices including appropriate loan to value metrics and collateral levels.  Pre – existing F&M control procedures called for Loan Officers to conduct periodic inspections, indicating their was some disbursement monitoring control in place (however, it was not an independent process).

          With the implementation of internal control improvements in this regard, we expect the situation will not result in a material weakness in internal control over financial reporting when the Company next reports its financial results at December 31, 2006.  As of December 31, 2006, management, and the Company’s independent registered public accounting firm will report on the effectiveness of the Company’s internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act.

          Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company will continue to improve the design and effectiveness of disclosure controls and procedures and internal control over financial reporting to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

Changes in Internal Controls

          Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5.	Other Information

	(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on October 16, 2006 to announce both a 5-for-4 stock split and quarterly cash dividend of $.09 per share (applied to split adjusted shares) – resulting in a 25% dividend payout increase.

The Company filed a report on Form 8-K on October 12, 2006, in regards to release of the Company’s third quarter 2006 earnings.

Item 6.	Exhibits

	(a)	Exhibits

		31.1	Certification of Chief Executive Officer
		31.2	Certification of Chief Financial Officer
		32	Certification Pursuant to Section 906

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date 11/8/2006	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date 11/8/2006	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer