Form 10-K
period 2006-12-31
CASCADE BANCORP
filed 2007-03-06
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-23322

CASCADE BANCORP
(Name of registrant as specified in its charter)

Oregon	93-1034484
(State of Incorporation)	(IRS Employer Identification #)

1100 NW Wall Street, Bend, Oregon	97701
(Address of principal executive offices)	(Zip Code)

(541) 385-6205
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange on Which Listed)

Securities registered pursuant to Section 12(g) of the Act: N/A

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2006 (the last business day of the most recent second quarter) was $500,068,548 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,410,764 shares of no par value Common Stock on February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CASCADE BANCORP
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART I

CAUTIONARY INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains forward-looking statements, which are not historical facts and pertain to our future operating results. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates” and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, changes in interest rates including timing or relative degree of change, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

     Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, including the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon, and the Idaho communities in Ada, Canyon and Payette counties, specifically. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s Securities and Exchange Commission (SEC) reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

PART I

ITEM 1.     BUSINESS

Cascade Bancorp

     Cascade Bancorp (Bancorp), is an Oregon chartered Financial Holding Company formed in 1990, with its wholly-owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company” or “Cascade”) headquartered in Bend, Oregon. The Bank also operates in Idaho under the name of Farmers & Merchants, a Bank of the Cascades company. At December 31, 2006, the Company had total consolidated assets of approximately $2.2 billion, net loans of approximately $1.9 billion and deposits of approximately $1.7 billion.

Cascade Bancorp Statutory Trusts I, II, III and IV.

     Cascade Bancorp Statutory Trusts I, II, III and IV are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities (“trust preferred securities”). The trusts were organized in December 2004, March 2006, and June 2006, respectively, in connection with four offerings of trust preferred securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 9 “Junior Subordinated Debentures” to the Company’s audited consolidated financial statements included in Item 8 of this report.

     The Company is managed by legal entity and not lines of business and therefore reports one principal operating segment. For more information regarding the Company’s operating segment, see Note 1 to the Company’s consolidated financial statements included under “Basis of Presentation and Summary of Significant Accounting Policies.”

Business Strategy

     Cascade operates in some of the fastest growing markets in the nation. The Company’s business strategies include: 1) operate in and expand into growth markets; 2) strive to recruit and retain the best relationship bankers in such markets; 3) consistently deliver the highest levels of customer service, and; 4) apply state-of-the-art technology for the convenience of customers. Cascade’s mission statement is to “deliver the best in community banking for the financial well-being of customers and shareholders”.

     In terms of banking growth markets, the footprint of Cascade’s banking franchise ranks as the top community bank footprint in the Northwest and among the top ten banks in the nation1.

Bank of the Cascades

     Bank of the Cascades is an Oregon State chartered bank that opened for business in 1977 and now operates 33 branches serving communities in Central, Southwest and Northwest Oregon, as well as in the greater Boise, Idaho area. Bank of the Cascades offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking and electronic bill payment. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The bank also provides investment and trust related services to its clientele.

     With the sustained increase in population and economy within its Oregon markets, the Company has enjoyed rapid growth in assets and profitability over the past decade. More recently, the Company has diversified its geographic footprint by expanding into growth markets in the greater Boise, Idaho area with its April 2006 acquisition of Farmers and Merchants State Bank (discussed below). At year-end 2006, loans and deposits in the Idaho markets

____________________
1	Projected MSA population growth 2005-2010, weighted by bank deposits; Includes all public banks with assets $2B - $10B (ex-M&A targets); Source SNL Financial LC / ESRI were at $611.6 million and $428.7 million, respectively. This represents 32.4% and 25.8% of Company-wide totals, respectively. With each of its markets expanding at a healthy pace in 2006 and including the acquisition of F&M, Company-wide total loans and total deposits were up 79.8% and 56.0%, respectively, for the year.

Completed Acquisition of F&M Holding Company of Boise, Idaho

     On April 20, 2006, the Company completed its acquisition of F&M Holding Company (F&M) of Boise, Idaho and currently operates 12 banking offices in the area.

     Under the terms of the merger agreement announced December 27, 2005, the stockholders of F&M received 6,656,249 shares of Company common stock and $22.5 million in cash, less a holdback of $3.9 million to assure credit performance regarding certain loans. The assets and liabilities of F&M were recorded on the Company’s consolidated balance sheet at their fair market values as of the acquisition date. F&M’s results of operations have been included in the Company’s consolidated statement of income since acquisition date. At December 31, 2006, the holdback amount has been reduced to $3.3 million as certain loans have either paid-off or been upgraded as to credit quality.

Employees

     The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be very strong. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Company had 573 full-time equivalent employees as of December 31, 2006, up from 336 at the prior year-end. This increase primarily resulted from the acquisition of F&M as well as staff increases in administrative and operating departments to meet growing business volumes. None of the employees of the Company are subject to a collective bargaining agreement.

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

     Credit risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes to identify and manage loan portfolio concentrations. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding its loan and investment activities. In addition, the Company also utilizes borrowings from reliable counterparties such as the Federal Home Loan Bank and the Federal Reserve Bank to augment its liquidity. The Company also utilizes brokered deposits as part of its wholesale funding strategies.

     The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates. Operating related risks are managed through implementation of and adherence to a system of internal controls. Key control processes and procedures are subject to internal and external testing in the course of internal audit and regulatory compliance activities and the Company is subject to the requirements of Sarbanes Oxley Act of 2002. While the Company believes its risk management strategies and processes are prudent and appropriate to manage the wide range of risks inherent in its business, there can be no assurance that such strategies and processes will detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.

Competition

     Commercial and consumer banking in Oregon and Idaho are highly competitive businesses. The Company competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial service providers. In addition to price competition for deposits and loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience, as well as competition in fees and service charges. Improvements in technology, communications and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition for banking and financial services and thus affect future profitability.

     The Company competes for customers principally through the effectiveness and professionalism of its bankers and its commitment to customer service. In addition, it competes by offering attractive financial products and services, and by the convenient and flexible delivery of those products and services. The Company believes its community banking philosophy, technology investments and focus on small and medium-sized business, professional and consumer accounts, enables it to compete effectively with other financial service providers. In addition, the Company’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To compete for larger loans, the Bank may participate loans to other financial institutions for customers whose borrowing requirements exceed the Company’s lending limits.

Government Policies

     The operations of Cascade’s subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.

Supervision and Regulation

     Bancorp and the Bank are extensively regulated under Federal and Oregon law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new Federal or State legislation may have in the future.

     Bank Holding Company Regulation

     Bancorp is a one-bank financial holding company within the meaning of the Bank Holding Company Act (“Act”), and as such, is subject to regulation, supervision and examination by the Federal Reserve Bank (“FRB”) Bancorp has been designated a “Financial Holding Company” as defined in the 1999 Gramm-Leach-Bliley Act (see description below), and does not expect such designation to have a material effect on its financial condition or results of operations. Bancorp is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require.

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

     The Sarbanes-Oxley Act of 2002

     In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures. The SOX, among other things: sets standards for director independence; requires enhanced financial disclosures; requires certifications by the chief executive officer and chief financial officer as to the accuracy of financial statements; requires completeness of disclosure and effectiveness of internal controls; provides for greater independence of audit functions; and provides for increased penalties for accounting and auditing improprieties at publicly traded companies. The SOX directs the SEC and securities exchanges to adopt rules that implement these and other requirements. A number of rules have been adopted and continue to be proposed and implemented pursuant to the SOX. Beginning for the year 2004, under section 404 of the Act, Cascade was required to document, assess, test and certify as to the effectiveness of its system of internal controls. In addition, its independent auditor was required to audit and attest to such controls, and these reports are included in this filing.

     USA Patriot Act

     Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, Federal Deposit Insurance Corporation (FDIC) insured banks and commercial banks were required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricts or prohibits certain correspondent accounts.

     Office of Foreign Assets Control Regulation

     The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

  the holding company must file a declaration with the Federal Reserve Board that it elects to be a financial holding company to engage in activities that would not have been permissible before the Gramm-Leach- Bliley Act; and

  all of the depository institution subsidiaries must have a Community Reinvestment Act rating of “satisfactory” or better.

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

  acting as a principal, agent or broker for insurance;

  underwriting, dealing in or making a market in securities; and

  providing financial and investment advice.

     The Federal Reserve Board and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace and competition for banking services.

     Federal and State Bank Regulation

     The Bank is an FDIC insured bank which is not a member of the Federal Reserve System, is subject to the supervision and regulation of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, and the Idaho Department of Finance, respectively, and to the supervision and regulation of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

     The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The current CRA rating of the Bank is “Satisfactory”.

     The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit: (1) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

     Federal Deposit Insurance Reform Act of 2005

     The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. The legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (DIF), eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the DIF and to set risk-based premiums.

     Major provisions in the legislation include:

  merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

  maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

  providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

  providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

  requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and

  providing for a new risk-based assessment system and allows the FDIC to establish separate risk-based assessment systems for large and small members of the DIF.

     On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act, which is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary factors -- supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits. The Bank’s new rate effective January 1, 2007 is 5 cents.

     The new assessment rates took effect at the beginning of 2007. However, the Reform Act provides credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset a proportion of their premiums in 2007. Management has reviewed the information supplied by the FDIC and expects the insurance costs to increase approximately $600,000 for 2007 based upon the one-time assessment credit net of the increase in ongoing premiums.

     Insurance of Accounts and Regulation by the FDIC

     The Bank is a member of the DIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the FDIC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Reform Act authorizes the FDIC to revise its current risk-based system, subject to public notice and comment, although no deadline was given by Congress for the creation or implementation of such regulations.

     DIF-insured institutions are required to pay a Financing Corporation (“FICO”) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The assessment rate for the fourth quarter of 2006 was 0.0122% of insured deposits and is adjusted quarterly. These assessments, which may be revised based upon the level of DIF deposits, will continue until the FICO bonds mature in the years 2017 through 2019. The Bank’s FICO assessment expense for 2006 was approximately $179,000, and management expects the 2007 expense to be comparable to 2006.

     Prompt Corrective Action

     The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution’s assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 2006, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

     Regulatory Capital

     The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities. At December 31, 2006, the Company is considered “well capitalized”.

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

     At December 31, 2006, the Company’s leverage, Tier 1 capital and Total risked-based capital ratios were 9.82%, 9.99% and 11.26%, respectively.

     The FDICIA also created a new statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions that are deemed “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. At December 31, 2006, Cascade is considered “well-capitalized”.

     State Regulations Concerning Cash Dividends

     Bancorp. The principal source of Bancorp’s cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose the following limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend shall not be greater than its unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; (3) all accrued expenses, interest and taxes of the institution.

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

     Check 21

     The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 has reduced the time and cost involved in physically transporting paper items and improved float, i.e. the time between the deposit of a check in a bank and the bank’s receipt of payment for that check. The Bank utilizes the Check 21 authority and currently possesses technology necessary to process and exchange check information electronically.

     Available Information

     The Company’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.botc.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, Cascade does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

     The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

ITEM 1A.     RISK FACTORS

     There are a number of risks and uncertainties, many of which are beyond the Company’s control that could have a material adverse impact on the Company’s financial condition or results of operations. The Company describes below the most significant of these risks and uncertainties. These should not be viewed as an all inclusive list or in any particular order.

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

     The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. A sustained economic downturn could adversely affect the Company’s financial condition or results of operations.

     The Company has a concentration in real estate lending. A sustained downturn in real estate within the Company’s markets could negatively impact the Company.

     Many of the Company’s loans are secured by real estate located in Oregon and Idaho. If these locales experience an economic downturn that adversely affects real estate values and customers’ ability to repay, loan losses may exceed the estimates that are currently included in the reserve for loan losses, which could adversely affect financial results and shareholder value.

     The Company’s reserve for loan losses and unfunded commitments may not be adequate to cover actual loan losses.

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

     The Company strives to attract and retain key banking professionals, management and staff to achieve its growth goals. Banking related revenues and net income could be adversely affected in the event of a loss of key personnel.

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

     Our information systems may experience an interruption or breach in security.

     We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

     We continually encounter technological change.

     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

     The Company’s controls and procedures may fail or be circumvented.

     Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     None

ITEM 2.     PROPERTIES

     At December 31, 2006, the Company conducted full-service community banking through 33 branches, including eleven in Central Oregon, four in the Salem/Keizer area, five in Southern Oregon and one office in Portland. In addition, Cascade operates 12 branches serving the Boise, Idaho/Treasure Valley market under the name Farmers & Merchants Bank, a Bank of the Cascades company.

     In Oregon, Cascade’s main office and three other branch buildings are owned and are situated on leased land. The Bank owns the land and buildings at seven branch locations. The Bank leases the land and buildings at eleven branch locations. In addition, the Bank leases space for the Operations and Information Systems departments located in Bend. All leases include multiple renewal options.

     In Idaho, Cascade owns the land and buildings at nine branch locations and leases the land and building at two branch locations. A 12th branch opened in the Boise, Idaho area in August 2006, in which the land and building are leased.

     Cascade’s main office is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet (sq. ft.). The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. The current rent is $6,084 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. Human Resources and Executive Offices occupy approximately 8,400 square feet. A separate drive-up facility is also located on this site, which also houses the Finance and Marketing departments.

     The Bank currently owns the Cascade Building in the Old Mill district of Bend, which contains approximately 21,800 sq. ft. of space of which the Bank occupies 2,000 sq. ft. The remaining space is now fully leased by non-bank commercial businesses. Partners in the construction of this building have provided the intent to exercise their option to purchase the building from the Company at a cost-plus price basis. The transaction is expected to close in the first quarter of 2007. The Company will then lease back space occupied by the Bank.

     In 2004, the Bank purchased the Boyd Building with 26,035 square feet in downtown Bend. This building is now occupied by Credit Services, Mortgage Division and Trust/Private Financial Services. Including Bank use, the space is near full occupancy.

     In the opinion of management, all of the Bank’s properties are adequately insured, its facilities are in good condition and together with any anticipated improvements and additions, are adequate to meet it operating needs for the foreseeable future.

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

     No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Cascade Bancorp common stock trades on the NASDAQ Capital Market under the symbol CACB. The high and low sales prices and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by The Nasdaq Capital Market for the periods indicated. Prices do not include retail mark-ups, mark-downs or commissions:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
High	$23.82	$23.72	$30.40	$31.49
Low	$18.49	$21.21	$22.02	$27.89
2005
High	$16.14	$17.06	$18.67	$19.77
Low	$14.68	$14.86	$16.14	$15.96

     The Company declared a 25% (5:4) stock split in October 2006. The Company announced a policy of declaring regular quarterly cash dividends in 1997. However, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial condition. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Per Share	Per Share	Per Share	Per Share
2007	$0.09	N/A	N/A	N/A
2006	$0.07	$0.07	$0.07	$0.09
2005	$0.06	$0.06	$0.06	$0.07

     At February 23, 2007, the Company had 35,000,000 shares of common stock authorized with 28,410,764 shares issued and outstanding, held by approximately 5,800 shareholders of record.

     The following table sets forth Information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2006:

# of securities remaining
available for future
	# of securities to be	Weighted average	issuance under plan
	issued on exercise of	exercise price of	(excluding securities in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	770,095	$9.79	486,622

Equity compensations plans not approved by security holders	None	N/A	N/A
Total	770,095	$9.79	486,622

Five-Year Stock Performance Graph

     The graph below compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2006 with: (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices and (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices. This comparison assumes $100.00 was invested on December 31, 2001, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and adjusted to give retroactive effect to material changes resulting from stock dividends and splits.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cascade Bancorp	100.00	130.89	185.90	247.57	286.28	488.55
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62
Northwest Community Banks*	100.00	121.45	183.32	213.39	240.04	305.86

*Northwest Community Banks consists of publicly traded commercial banks, excluding Cascade Bancorp, headquartered in Oregon and Washington with total assets between $700 million and $3 billion in 2006.

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

     Reserve for Loan Losses: Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment and assessment of multiple variables that result in relatively complex calculations and analysis. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K.

     Mortgage Servicing Rights (MSRs): Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-Interest Income, and footnote 6 of the Consolidated Financial Statements.

     The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes, which are included in this Annual Report on Form 10-K, (in thousands, except per share data and ratios; unaudited):

	Years ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data (at period end)
Investment securities	$106,923	$59,286	$47,069	$34,270	$28,571
Loans, gross	1,887,263	1,049,704	859,559	589,491	500,924
Total assets	2,249,314	1,269,671	1,007,163	734,698	578,359
Total deposits	1,661,616	1,065,379	851,397	651,154	501,962
Non-interest bearing deposits	509,920	430,463	340,652	245,378	209,524
Core Deposits (1)	1,462,084	1,031,370	824,814	635,177	483,505
Total shareholders’ equity (2)	261,076	104,376	86,432	61,756	51,188
Income Statement Data
Interest income	$138,597	$72,837	$50,911	$40,835	$37,897
Interest expense	40,321	13,285	4,903	4,003	4,657
Net interest income	98,276	59,552	46,008	36,832	33,240
Provision for loan losses and commitments	6,000	3,050	3,650	2,695	2,680
Net interest income after loan loss provision	92,276	56,502	42,358	34,137	30,560
Noninterest income	18,155	13,069	12,940	13,400	9,663
Noninterest expense	52,963	34,201	29,578	24,854	21,023
Income before income taxes	57,468	35,370	25,720	22,683	19,200
Provision for income taxes	21,791	12,934	9,712	8,728	7,485
Net income	$35,677	$22,436	$16,008	$13,955	$11,715
Share Data (2)
Basic earnings per common share	$1.37	$1.06	$0.77	$0.71	$0.60
Diluted earnings per common share	$1.34	$1.03	$0.74	$0.69	$0.58
Book value per common share	$9.22	$3.94	$3.29	$1.75	$2.62
Tangible book value per common share	$5.11	$3.94	$3.29	$1.75	$2.62
Cash dividends declared per common share	$0.31	$0.26	$0.20	$0.20	$0.17
Ratio of dividends declared to net income	22.65%	24.79%	26.66%	28.86%	27.68%
Basic Average shares outstanding	26,062	21,070	20,836	19,663	19,491
Fully Diluted average shares outstanding	26,664	21,780	21,740	20,311	20,111
Key Ratios
Return on average total shareholders’ equity (book)	17.48%	24.04%	20.39%	25.07%	25.62%
Return on average total shareholders’
equity (tangible) (3)	29.81%	25.93%	22.40%	25.07%	25.62%
Return on average total assets	1.86%	1.97%	1.83%	2.13%	2.20%
Net interest spread	4.63%	4.85%	5.35%	5.62%	6.17%
Net interest margin	5.73%	5.67%	5.74%	6.02%	6.75%
Total revenue (net int inc + non int inc)	$116,431	$72,621	$58,948	$50,232	$42,903
Efficiency ratio (4)	45.49%	47.10%	50.18%	49.48%	49.00%
Asset Quality Ratios
Loan loss reserve on loans and
loan commitments	$26,798	$14,688	$12,412	$9,399	$7,669
Reserve on loans and loan commitments
to ending loans	1.42%	1.40%	1.44%	1.60%	1.53%
Non-performing assets (5)	$3,005	$40	$483	$56	$1,505
Non-performing assets to total assets	0.13%	0.00%	0.05%	0.01%	0.26%
Delinquent >30 days to total loans	0.18%	0.02%	0.02%	0.04%	0.17%
Net Charge off’s	$1,282	$773	$991	$966	$1,566
Net loan charge-offs (annualized)	0.08%	0.08%	0.13%	0.18%	0.34%
Mortgage Activity
Mortgage Originations	$176,558	$158,775	$141,407	$304,691	$224,308
Total Servicing Portfolio (sold loans)	$494,882	$498,668	$502,390	$514,223	$453,536
Capitalized Mortgage Servicing Rights (MSR’s)	$4,096	$4,439	$4,663	$4,688	$4,071
Capital Ratios
Average shareholders’ equity to average assets	10.71%	8.19%	9.00%	8.51%	8.60%
Leverage ratio (6)	9.82%	9.30%	10.00%	8.55%	8.88%
Total risk-based capital ratio (6)	11.26%	10.72%	11.17%	11.21%	11.24%

See notes on following page

____________________

Notes:

(1)	Core deposits include all demand, interest bearing demand, savings plus time deposits of amounts less than $100,000.

(2)	Adjusted to reflect a 50% (3:2) stock split declared in May 2002 and a 25% (5:4) stock split declared in March 2004 and October 2006.

(3)	Excludes goodwill, core deposit intangible and other identifiable intangible assets, related to acquisitions of Community Bank of Grants Pass and F&M.

(4)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(5)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(6)	Computed in accordance with FRB and FDIC guidelines.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As outlined in guidance from the SEC, the objective of the following discussion is to help investors and other interested parties to see the Company through the eyes of management; to assist in providing context within which financial information can be better analyzed; and to provide information as to the quality and variability of the Company’s earnings and cash flows such that the investor can more easily ascertain the likelihood whether past performance is indicative of future performance.

     This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 included elsewhere in this report.

HIGHLIGHTS AND SUMMARY OF PERFORMANCE

Overview & Business Strategy

     Management and directors of Cascade have developed and implemented long-term goals and strategies with the objective of achieving sustainable double-digit EPS growth for its shareholders while progressively serving the banking and financial needs of its customers and communities. The Company’s business strategy includes: 1) operate in and expand into growth markets; 2) strive to recruit and retain the best relationship bankers in such markets; 3) consistently deliver the highest levels of customer service, and; 4) apply state-of-the-art technology for the convenience of customers.

     The Company’s original market was Central Oregon, whose population has grown in the 96th percentile of the nation due largely to in-migration of those seeking the quality of life offered by the region. The region has natural high-desert beauty, bountiful recreational and cultural choices, good weather, and premier healthcare services. The Company and Bank have grown with the community during the last 30 years, to a point of holding a 33% deposit share of this fast growing market. The combination of a fast growing economy and powerful market share contributed to sustained high performance over the past decade. In recent years, management has sought to augment its banking footprint by expanding into other attractive Oregon markets, including Northwest and Southwest Oregon. Banking locations in these two markets were opened in mid-2003, and during 2004 attained breakeven after less than one year of operation. At December 31, 2006, loans and deposits in these markets total a combined 32% and 21%, respectively of total Company balances. In April of 2006 Cascade acquired F&M. Headquartered in Boise, Idaho, F&M held the top community bank deposit market share of 6.9% in Ada County at that time. At December 31, 2006, F&M held loans and deposits of approximately 32% and 26%, respectively of total Company balances. This expansion furthered the diversification of Company banking business into multiple states and markets. The following table reflects the strong and sustained growth and returns the Company has achieved:

Compound Annual Growth	1 year	3 year	5 year
Earnings Per Share Growth	29.9%	24.8%	24.5%
Net Income Growth	59.0%	36.7%	32.7%
Loan Growth	79.8%	47.4%	34.9%
Deposit Growth	55.8%	36.7%	31.3%

Key Performance Indicators

     The Company has established the following performance goals: 1) consistently exceed 12% growth in EPS; 2) consistently exceed 15% return on equity; 3) identify and prudently manage credit and business risk; 4) strive to profitably diversify revenue sources and markets, and; 5) deliver advanced technology for the benefit of its customers. In order to achieve these goals, the Company has established key measures that specify annual and multi-year growth targets for loans and deposits, set benchmarks for its credit quality and the net interest margin. In addition, non-financial measurements are set with respect to sales and customer relationship and retention goals to assist management in directing and monitoring results.

Highlights - 2006 Financial Performance

     (The following results include the effect of acquisition of F&M on April 20, 2006)

  Earnings Per Share up 29.9% at $1.34 with net income up 59.0% at $35.7 million

  Loan Growth up 79.8% year-over-year

  Deposit Growth up 55.8% year-over-year

  Net Interest Margin 5.73% vs. 5.67% year-over-year

  Solid Credit Quality with delinquent loans at .18% of total loans; net charge-offs at .08%

     The Company reported 2006 full year Diluted Earnings Per Share (EPS) at $1.34 per share up 29.9% as compared to 2005 with net income at $35.7 million versus $22.4 million for 2005, largely due to Cascade’s acquisition of F&M on April 20, 2006.

     For the fourth quarter of 2006 EPS was $0.36, up 13.8% from the year ago quarter and as compared to $0.37 for the prior quarter (which included an approximated $.01 EPS gain on sale of investment securities). While Cascade’s fourth quarter loan and deposit growth has typically slowed as the summer construction and tourism season abates, it appears a slowing in the level of real estate activity contributed to this pattern, leading to relatively flat loan and deposit balances, as well as compression of the net interest margin when compared to the prior quarter (see discussion below). Return on equity was 15.93% for the fourth quarter of 2006 and 17.48% for the full year 2006. Return on assets continued well above peer banks at 1.80% for the final quarter of 2006 and 1.86% for the full year 2006.

Loan growth and credit quality

     At December 31, 2006, the Bank’s loan portfolio had grown to $1.9 billion, up 79.8% compared to a year ago. This increase was due to a combination of organic growth in the Company’s Oregon market (22% year-over-year) augmented by the addition of F&M loan volumes. Since the close of the acquisition in April 2006, the Idaho loan portfolio has expanded at a 32% annualized pace. However, with a seasonal slowing in the pace of construction and real estate activity during the fourth quarter, combined loan volumes grew at a 3.2% (annualized) pace when compared to the immediately preceding quarter. Management believes the national and regional softening in the pace of real estate activity may have amplified the expected seasonal slowing in loan growth in the fourth quarter.

     Credit quality metrics remains very strong at the Bank and better than peer bank levels. Delinquencies and non-performing assets have increased from historically low levels in part due to softening real estate markets. Non-performing assets were $3.0 million at year end, up from $1.8 million at September 30, 2006. Delinquent loans greater than 30 days past due were at .18% of total loans compared to .09% at September 30, 2006, with the increase centered in a single credit. Meanwhile, fourth quarter net loan charge-offs were .17% (annualized) of total loans as compared to .08% and .06% for the prior quarter and prior year ends, respectively.

     The Bank’s provision for loan losses and commitments was $1.5 million for the fourth quarter, bringing the full year provision to $6 million. The reserve for loan (and commitment) losses totaled 1.42% of loans at year end, compared to 1.40% a year earlier and 1.39% at the prior quarter end. Of this aggregate amount, the portion classified as a reserve for loan commitments is approximately .17% of gross loans. This amount is included in accrued interest and other liabilities in the accompanying 2006 consolidated financial statements. Management believes these reserves are at an appropriate level based upon its evaluation and analysis of portfolio credit quality and prevailing economic conditions.

Deposit growth

     At December 31, 2006, deposits were $1.7 billion, up 55.8% from prior year end. Much of this increase arose from the acquisition of F&M in April. On a linked quarter basis, total deposits were up 7.9% (annualized), but excluding increased brokered deposit balances, customer deposits were 4.8% below that of prior quarter end. This decline in part reflects the end of the peak summer and fall tourism and construction season wherein deposit growth flattens through the winter quarter. However, management believes the nationwide slowing in the velocity of real estate activity contributed to the fourth quarter’s deposit weakness. At year end, Cascade’s customers who businesses are engaged in various aspects of real estate such as construction, mortgage, escrow and realty show a reduction in average and end of period deposit balances as compared to the prior quarter. This is particularly evident in overall balances of non-interest bearing deposits which fell 8.1% between September 30, 2006 and December 31, 2006, with Central Oregon, Southern Oregon and Idaho regions showing declines. Underscoring this development, such balances fell from 34.0% of total deposits during the third quarter of 2006 to 30.7% for the fourth quarter, yet customer account retention and acquisition has been solid during this period.

     Idaho (F&M) region fourth quarter average deposits were essentially flat as compared to Q3 2006, and appear to have stabilized after some runoff in higher priced deposits related to the acquisition. The F&M banking team is well positioned to expand market share with the introduction of cash management and business depository strategies into the Idaho market over the coming year. Over the past several years, Cascade has made it a top priority to expand and strengthen its team of professional banking specialists who focus on delivering premier business depository services to a targeted customer base. As of year end 2006, F&M deposit balances fell by approximately $24 million as compared to September 30, 2006. This change was the result of repositioning several large customers into non-deposit investment alternatives offered by Cascade.

Non-interest income and expense

     Non-interest income for 2006 was $18.2 million, 38.9% above the prior year, including service fee income which was at $8.0 million, up 29.2% from the prior year largely owing to the F&M combination. For the full year 2006, residential mortgage originations totaled $176.6 million, up 11.2% when compared to $158.8 million in 2005. Related net mortgage revenue was $3.0 million, an increase of 34.0% compared to $2.3 million for the previous year. However, fourth quarter net mortgage revenue of $.8 million was slightly less than third quarter of $.9 million as a result of the slowing velocity of real estate transactions.

     Non-interest expense for the year increased 54.9% compared to 2005 and 4th quarter expenses were 64.1% above the year ago quarter as a result of the acquisition of F&M. When compared to the immediately preceding quarter, non-interest expense expanded at a 13.6% annualized pace with the addition of staff positions to support Cascade’s infrastructure and ongoing growth goals.

RESULTS OF OPERATIONS-Years ended December 31, 2006, 2005, and 2004

Net Interest Income/Net Interest Margin

     With the acquisition of F&M and ongoing loan growth in its Oregon markets, net interest income increased 65.0% in 2006 or $38.7 million as compared to 2005. Higher market interest rates contributed to this increase, as yields increased on a larger base of earning assets, exceeding the higher cost of funds on incremental liability balances. Similarly, net interest income increased 29.4% in 2005 as compared to 2004. Yields earned on assets increased to 8.07% for 2006, as compared to 6.92% in 2005 and 6.35% in 2004. Meanwhile, the average rates paid on interest bearing liabilities for 2006 increased to 3.42% in 2006 from 2.07% in 2005 and 1.00% in 2004.

     Primarily because of higher loan volumes and yields, total interest income increased approximately $65.8 million (or 90.3%) for 2006. Increased volumes of interest bearing deposits and borrowings in conjunction with higher interest rates paid caused total interest expense to increase approximately $27.0 million (or 203.5%) for 2006 as compared to the prior year.

     The Company’s net interest margin (NIM) increased to 5.73% for 2006, as compared to 5.67% for 2005. However, the Company reported an easing in the NIM to 5.54% for the fourth quarter of 2006, compared to 5.71% for the preceding quarter and 5.66% for the year ago quarter. The recent easing in the NIM was primarily a function of higher overall cost of funds as consequence of the decline in average non-interest bearing deposits discussed above. Because of lower non-interest bearing deposit volumes, the Company increased its usage of wholesale funding sources at higher market rates of interest for the quarter.

     The average cost of funds paid on interest bearing liabilities for the fourth quarter of 2006 was 3.85% as compared to 3.64% in the preceding quarter and 2.42% a year ago. Yields on earning assets during the fourth quarter of 2006 were modestly higher at 8.28% compared to 8.22% in the immediately preceding quarter and 7.09% in the year ago quarter. Looking forward, management expects the net interest margin may continue to ease as a result of ongoing competitive pricing pressures and persistent flat yield curve that can affect both rate and mix of funding sources.

     The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. The Company’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets. Because of its relatively high proportion of non-interest bearing funds, the Company’s NIM is most adversely affected in the unlikely event Federal funds rate falls to a very low level. (See item 7A below).

Average Balances and Average Rates Earned and Paid

     The following table sets forth for 2006, 2005, and 2004 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Year ended			Year ended			Year ended
	December 31, 2006			December 31, 2005			December 31, 2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$98,324	$4,919	5.00%	$46,115	$1,719	3.73%	$34,503	$1,093	3.17%
Non-taxable securities (1)	8,831	292	3.31%	5,593	159	2.84%	3,606	92	2.55%
Interest bearing balances due from
Federal Home Loan Bank	7,293	344	4.72%	22,357	797	3.56%	14,555	194	1.33%
Federal funds sold	11,156	510	4.57%	12,516	463	3.70%	8,710	111	1.27%
Federal Home Loan Bank stock	5,617	7	0.12%	3,108	10	0.32%	2,390	63	2.64%
Loans (2)(3)(4)	1,590,315	132,525	8.33%	962,514	69,689	7.24%	737,421	49,358	6.69%
Total earning assets	1,721,536	138,597	8.05%	1,052,203	72,837	6.92%	801,185	50,911	6.35%
Reserve for loan losses	(22,026)			(13,909)			(10,943)
Cash and due from banks	62,374			63,907			47,620
Premises and equipment, net	35,082			22,254			18,659
Other Assets	116,867			15,174			15,929
Total assets	$1,913,833			$1,139,629			$872,450
Liabilities and Stockholders’ Equity
Int. bearing demand deposits	$696,100	19,608	2.82%	$458,767	8,351	1.82%	$376,424	3,241	0.86%
Savings deposits	46,756	216	0.46%	37,094	126	0.34%	33,928	117	0.34%
Time deposits	198,415	8,108	4.09%	67,557	1,654	2.45%	53,001	806	1.52%
Other borrowings	237,206	12,389	5.22%	76,828	3,154	4.11%	25,686	739	2.88%
Total interest bearing liabilities	1,178,477	40,321	3.42%	640,246	13,285	2.07%	489,039	4,903	1.00%
Demand deposits	509,145			392,273			295,108
Other liabilities	22,773			13,791			9,790
Total liabilities	1,710,395			1,046,310			793,937
Stockholders’ equity	203,438			93,319			78,513
Total liabilities & equity	$1,913,833			$1,139,629			$872,450
Net interest income		$98,276			$59,552			$46,008
Net interest spread			4.63%			4.85%			5.35%
Net interest income to earning
assets (5)			5.73%			5.67%			5.74%
____________________

(1)	Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans was insignificant for 2006, 2005 and 2004.

(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $4,791,000 in 2006, $2,649,000 in 2005 and $2,218,000 in 2004.

(4)	Includes mortgage loans held for sale.

(5)	NIM has been adjusted to reflect municipal loans and securities on a tax-equivalent basis in 2006 and 2005, while 2004 was insignificant.

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

     The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Year ended December 31,
	2006 over 2005			2005 over 2004
		Amount of Change			Amount of Change
	Total	Attributed to		Total	Attributed to
	Increase			Increase
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$62,836	$45,455	$17,381	$20,331	$15,066	$5,265
Taxable securities	3,200	1,946	1,254	626	368	258
Non-taxable securities	133	92	41	67	51	16
Interest bearing balances due
from FHLB	(453)	(537)	84	603	104	499
Federal Home Loan Bank stock	(3)	8	(11)	(53)	19	(72)
Federal funds sold	47	(50)	97	352	49	303
Total interest income	65,760	46,914	18,846	21,926	15,657	6,269
Interest expense:
Interest on deposits:
Interest bearing demand	11,257	4,320	6,937	5,110	709	4,401
Savings	90	33	57	9	11	(2)
Time	6,454	3,204	3,250	848	221	627
Other borrowings	9,235	6,584	2,651	2,415	1,471	944
Total interest expense	27,036	14,141	12,895	8,382	2,412	5,970
Net interest income	$38,724	$32,773	$5,951	$13,544	$13,245	$299

Non-interest Income

     Total non-interest income in 2006 was up 38.9% at $18.2 million as compared to 2005, while 2005 increased a modest 1.0% over 2004. The 2006 increase was due to the acquisition of F&M, which brought increased volume of banking accounts and related fee-based transaction activity in deposit account services and overdraft transactions. 2006 income related to Residential mortgage origination activity was higher also due to F&M volumes, however slowing real estate activity in both Idaho and Oregon moderated gains in this area (see next section).

Home Mortgage Originations and Mortgage Related Revenue

     Including volumes generated at F&M, residential mortgage originations totaled $176.6 million in 2006, up 11.2% compared to $158.8 million in 2005. 2005 volumes increased 12.3% as compared to $141.4 million originated in 2004. Non-Interest income arising from mortgage services totaled approximately $3.0 million in 2006 compared to $2.3 million in 2005 and $2.4 million in 2004. The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Rates stabilized in 2006, compared to a modest increase in 2005.

     The Company sells a significant portion of its residential mortgage loans to Fannie Mae, a U.S. Government sponsored enterprise and other secondary market investors. The Company services such loans for Fannie Mae and is paid approximately .25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $494.9 million at December 31, 2006 and $498.7 million at December 31, 2005, upon which were recorded related Mortgage Servicing Rights (MSRs) of approximately $4.1 million in 2006 and $4.4 million in 2005.

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

     The carrying value of the MSRs as compared to estimated market value was .83% at December 31, 2006 as compared to .89% a year ago.

     Mortgage loans not sold to FNMA, are generally sold servicing released to other secondary market investors. Loan sold on this basis generate no future servicing fees for the Company.

Non-interest Expenses

     Total non-interest expenses for 2006 were $53.0 million, an increase of 54.9% compared to 2005 while 2005 expenses were 15.6% above 2004 levels. The 2006 expense growth primarily resulted from the acquisition of F&M. Increases in 2005 expenses was primarily for human resources, including staffing increases to meet growing business volumes and support for new markets. In addition, both 2006 and 2005 included increases in incentive-based bonuses tied to the profitability of the Company. With the economies of scale realized in Cascades acquisition of F&M, the Company’s efficiency ratio improved to 45.5% in 2006 compared to 47.1% in 2005, notably better than peer banks for the period. Going forward management expects non-interest expense to gradually increase as it adds staff appropriate to support Cascade’s infrastructure and ongoing growth goals.

Income Taxes

     The provision for income taxes increased during the periods presented primarily as a result of higher pre-tax income. In 2005, the Company’s provision for income taxes was reduced due to the impact of a State of Oregon corporate income tax credit of approximately $.7 million. The Company’s effective tax rate remains lower than the statutory tax rate due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits and low income housing credits.

FINANCIAL CONDITION

     With the acquisition of F&M and strong organic growth, total assets increased 77.3% to $2.2 billion at December 31, 2006, compared to $1.3 billion at December 31, 2005. Loans grew $837.6 million or 77.3% to $1.9 billion at year-end 2006. Growth in total assets was primarily funded by a deposit increase of $595.3 million or 55.8% above the prior year-end, mainly owing to the F&M acquisition. Subsequent to the acquisition, Cascade implemented its relationship banking strategy in Idaho, allowing certain rate sensitive deposits in Idaho to run-off, resulting in a decline in deposits at F&M between April and December of 2006 of approximately $51 million. This decline includes balances of several large customers that were repositioned into non-deposit (off-balance sheet) investment alternatives offered by Cascade. To offset this decline and fund its strong asset growth, Cascade subsequently utilized brokered and CDARS™ deposits. At December 31, 2006, such brokered deposits totaled $114.3 million and CDARS™ deposits totaled approximately $50.0 million. CDARS™ (Certificate of Deposit Registry Program) deposits are utilized to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance (see Deposits and Liquidity sections of this report). The balance of asset growth was funded by an increase in borrowings of approximately $166.1 million, as well as an increase in trust preferred securities of $47.9 million.

     The Company had no significant derivative financial instruments as of December 31, 2006 and 2005.

     The following sections provide detailed analysis of the Company’s financial condition, describing its loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as investment portfolio, deposits, and capital position.

Loan Portfolio Composition

     Net loans represent 83% of total assets as of December 31, 2006. The Company makes substantially all of its loans to customers located within the Company’s service areas. Due to the economic conditions and characteristics of the Company’s primary markets, Cascade has historically had loan concentrations in real estate development, construction and commercial real estate loans. This is due to the rapid growth in population and the nature of the tourism and service industry found in much of Cascade’s market areas. The loan portfolio composition of F&M was similar to that of Cascade. While the Company has worked to increase the diversification of its loan portfolio by geography and loan type, it is expected that real estate lending will continue to be a major concentration within the loan portfolio. The Company has no significant agricultural loans.

     The following table presents the composition of the Company’s loan portfolio, at the dates indicated (dollars in thousands):

	December 31,
	2006	2005	2004	2003	2002
Commercial	$560,728	$320,619	$252,575	$142,460	$106,548
Real Estate:
Construction/lot	588,251	220,230	178,716	123,157	104,972
Mortgage	80,860	56,724	52,668	46,083	42,953
Commercial	606,340	417,580	338,392	243,011	207,654
Consumer	51,083	34,551	37,209	32,459	37,045
Total loans	1,887,262	1,049,705	859,559	587,170	499,172
Less:
Reserve for loan losses	23,585	14,688	12,412	9,399	7,669
Total loans, net	$1,863,677	$1,035,017	$847,147	$577,801	$491,503

     At December 31, 2006, the contractual maturities of all loans by category were as follows (dollars in thousands):

		Due after
		one, but
	Due within	within	Due after
Loan Category	one year	five years	five years	Total
Commercial	$294,901	$204,457	$61,370	$560,728
Real Estate:
Construction/lot	338,169	250,082	—	588,251
Mortgage	9,846	19,794	51,220	80,860
Commercial	28,211	122,390	455,739	606,340
Consumer	11,047	24,842	15,194	51,083
	$682,174	$621,565	$583,523	$1,887,262

     At December 31, 2006, variable and adjustable rate loans contractually due after one year totaled $1.0 billion and loans with predetermined or fixed rates due after one year totaled $205.1 million.

Real Estate Loan Concentration

     Due to the rapid growth in population and the nature of the tourism and service industries found in the Company’s primary Oregon and Idaho markets, real estate is frequently a material component of collateral for the Company’s loans. Real estate loans have historically represented a concentration of the Company’s overall loan portfolio and the acquired F&M loan portfolio is similarly concentrated in real estate. Risks associated with real estate loans include fluctuating land values, national, regional and local economic conditions, changes in tax policies, and a concentration of loans within the Bank’s market area. Management believes that, because of the strong historic and projected population in-migration and related economic growth expected in the Bank’s markets, its real estate concentration risk is mitigated to an acceptable level over the long term. However no assurance can be given that the Company’s assessment of its real estate risk will be accurate in either the short or long term.

     Commercial Real Estate (CRE) loans represent the largest category within the loan portfolio at approximately 32% of total loans outstanding as of December 31, 2006. Approximately 53% of CRE loans are made to owner-occupied users of the commercial property, while 47% of CRE loans are to obligors who do not directly occupy the property. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral may provide an additional measure of security for loans. Management believes lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. The following table shows the breakdown of the two CRE categories (dollars in thousands):

		% of		% of		% of
		total		total		total
Commercial Real Estate:	2006	CRE	2005	CRE	2004	CRE
Owner occupied	$319,376	53%	$219,909	52%	$185,688	55%
Non-owner occupied	282,888	47%	199,324	48%	154,100	45%
	$602,264	100%	$419,233	100%	$339,788	100%

     Real estate construction loans represent 31% of total loans and include residential/commercial development loans as well as lot loans. 2006 growth in construction/lot lending reflects the acquisition of F&M. With the continued economic growth and in-migration into the Company’s markets, speculative construction has been strong with larger developers operating in Cascades markets. This has increased the number of homes under development/construction at any given time. The effect of recent national and regional slowing in real estate markets is being monitored closely by management and the rate of growth in this portfolio is expected to moderate accordingly. See the following table (dollars in thousands):

		% of		% of		% of
		total		total		total
Real Estate Construction/lot loans:	2006	CRE	2005	CRE	2004	CRE
Residential construction - to homeowner	$57,755	10%	$41,223	19%	$48,247	27%
Commercial construction	191,658	32%	69,102	31%	75,065	42%
Residential speculative construction -	341,181	58%	110,951	50%	56,620	31%
developer/builder	$590,594	100%	$221,276	100%	$179,932	100%

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

     Speculative construction loans increased relative to residential and commercial construction. This reflects the increasing capacity of the Company to serve larger development clientele and is a function of the overall growth in population within the communities served by the Bank. Residential speculative construction lending finances builders/developers of residential properties. Such loans may include financing the development and/or construction of residential subdivisions. This activity may involve financing land purchase, infrastructure development (i.e. roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by developer/ builder. Because the sale of developed properties is integral to the success of developer business, loan repayment may be especially subject to the volatility of real estate market values.

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

Reserve for Losses on Loans and Unfunded Commitments

     This reserve represents management’s recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management’s assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. No assurance can be given that, in any particular period, loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

     The Bank’s ratio of reserve for losses on loans and unfunded commitments to total loans has been relatively stable for the last several years reflecting solid credit quality metrics over this time period. The reserve was 1.42% at December 31, 2006 compared to 1.40% at December 31, 2005, and 1.44% at December 31, 2004. At this date, management believes that its reserve is at an appropriate level under current circumstances and prevailing economic conditions.

     Effective in the fourth quarter of 2006, the Bank began classifying reserves for unfunded commitments as a liability on the balance sheet. Prior to 2006, unfunded commitments were classified in accordance with industry practice of other banks in our peer group. Reserves for unfunded commitments totaled approximately $3,213 and $2,753 at December 31, 2006 and 2005, respectively.

Provision for Loan Loss and Unfunded Commitments

     Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for losses on loans and unfunded commitments. Credit quality metrics currently indicate sound credit quality, with low delinquent loans, modest net loan charge-offs and stable non-performing assets.

     Provision expense for 2006 was $6.0 million, up from $3.1 million in 2006, and compares to $3.7 million in 2004. The 2006 increase is reflective of the larger size of the loan portfolio owing to the acquisition of F&M as well as strong organic loan growth during the year.

Allocation of Reserve for Losses on Loans and Unfunded Commitments

     The following table allocates the reserve for loan losses among major loan types. The Company utilizes a systematic methodology to estimate and evaluate the inherent risk within the loan portfolio in order to estimate the reserve. The Company’s methodology segments the loan portfolio into various risk categories and pools. Appropriate base reserve rates are established based on historical loss rates. Economic and concentration adjustments are also applied to selected categories and pools to reflect current economic conditions and concentration risk. The consumer reserve allocation is based mainly upon credit scoring methodology. Specific impairment evaluations are conducted on loans in accordance with SFAS No. 114 as amended by SFAS No. 118. The unallocated portion of the reserve is based upon factors not measured in the allocated or specific reserves, and/or relate to the margin of imprecision inherent in the estimation of such reserves. Factors include uncertainties in economic or environmental conditions, uncertainty in identifying triggering events that directly correlate to subsequent loss rates and risk factors that have not yet been manifested in historical loss experience. Examples of such factors could include originating loans in new or unfamiliar markets, initiating new loan programs or products, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

     In the table below the higher 2006 allocation to commercial loans was primarily a result of applying higher relative reserves to certain loans based upon ongoing credit quality monitoring and assessment. Typical factors leading to changes in reserve allocation on specific credits may include changes in debt service coverage ratios, guarantor and/or collateral strength and economic factors impacting the obligor. In percentage terms the reserve allocation to construction/lot lending is consistent across the time periods presented, however the absolute size of this portfolio increased due to substantial speculative construction portfolio growth in 2006.

     The following table sets forth the allocation of the reserve for loan losses (dollars in thousands):

	2006			2005
	Reserve for	Allocated	Loan	Reserve for	Allocated	Loan
	loan and	reserve as	category	loan and	reserve as	category
	commitment	a % of loan	as a % of	commitment	a % of loan	as a % of
	losses	category	total loans	losses	category	total loans
Commercial	$7,818	1.39%	29.71%	$3,526	1.10%	30.51%
Real Estate:
Construction/lot	6,328	1.08%	31.17%	2,445	1.11%	21.01%
Mortgage	1,112	1.38%	4.28%	567	1.00%	5.39%
Commercial	3,986	0.66%	32.13%	2,821	0.68%	39.81%
Consumer	2,050	4.01%	2.71%	1,281	3.71%	3.28%
Committed/unfunded	3,213	—	—	2,753	—	—
Unallocated	2,291	—	—	1,295	—	—
Total reserve for loan losses	$26,798	1.42%	100.00%	$14,688	1.40%	100.00%

	2004			2003
	Reserve for	Allocated	Loan	Reserve for	Allocated	Loan
	loan and	reserve as	category	loan and	reserve as	category
	commitment	a % of loan	as a % of	commitment	a % of loan	as a % of
	losses	category	total loans	losses	category	total loans
Commercial	$3,740	1.48%	29.33%	$1,977	1.38%	24.22%
Real Estate:
Construction/lot	1,643	0.91%	20.86%	1,183	0.95%	21.02%
Mortgage	572	1.08%	6.11%	581	1.26%	7.83%
Commercial	2,268	0.67%	39.39%	2,133	0.87%	41.43%
Consumer	1,518	4.08%	4.31%	1,144	3.52%	5.51%
Committed/unfunded	2,077	—	—	1,372	—	—
Unallocated	603	—	—	1,009	—	—
Total reserve for loan losses	$12,421	1.44%	100.00%	$9,399	1.59%	100.00%

	2002
	Reserve for	Allocated	Loan
	loan and	reserve as	category
	commitment	a % of loan	as a % of
	losses	category	total loans
Commercial	$1,198	1.12%	21.31%
Real Estate:
Construction/lot	1,154	1.09%	21.08%
Mortgage	250	0.58%	8.58%
Commercial	1,653	0.79%	41.63%
Consumer	2,198	5.93%	7.40%
Committed/unfunded	639	—	—
Unallocated	577	—	—
Total reserve for loan losses	$7,669	1.53%	100.00%

     The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years (dollars in thousands):

	Year ended December 31,
	2006	2005	2004	2003	2002
Loans outstanding at end of period	$1,887,262	$1,049,705	$859,559	$587,170	$499,173
Average loans outstanding during
the period	$1,590,315	$962,514	$737,421	$544,440	$457,906
Reserve balance, beginning of period	$14,688	$12,412	$9,399	$7,669	$6,555
Recoveries:
Commercial	122	241	202	173	33
Real Estate:
Construction	—	—	—	—	—
Mortgage	4	25	9	18	41
Commercial	37	—	—	138	145
Consumer	527	227	217	179	285
	690	493	428	508	504
Loans charged off:
Commercial	(529)	(405)	(363)	(371)	(215)
Real Estate:
Construction	—	—	(151)	—	—
Mortgage	(45)	—	—	(106)	(253)
Commercial	(7)	—	(17)	—	(166)
Consumer	(1,391)	(861)	(887)	(996)	(1,436)
	(1,972)	(1,266)	(1,420)	(1,473)	(2,070)
Net loans charged-off	(1,282)	(773)	(992)	(965)	(1,566)
Provision charged to operations	6,000	3,050	3,650	2,695	2,680
Reserves acquired from CBGP	—	—	354	—	—
Reserve for unfunded commitments	(3,213)	—	—	—	—
Reserves acquired from F&M	7,392	—	—	—	—
Reserve balance, end of period	$23,585	$14,688	$12,412	$9,399	$7,669
Ratio of net loans charged-off to
average loans outstanding	.08%	.08%	.13%	.18%	.34%
Ratio of reserve for loan losses to
loans at end of period	1.25%	1.40%	1.44%	1.60%	1.54%

     The following table presents information with respect to non-performing assets (dollars in thousands:

	December 31,
	2006	2005	2004	2003	2002
Loans on non-accrual status	$2,679	$40	$483	$56	$971
Loans past due 90 days or more but not on non-accrual status	—	—	—	—	203
Other real estate owned	326	—	—	—	331
Total non-performing assets	$3,005	$40	$483	$56	$1,505
Percentage of non-performing assets
To total assets	.13%	.00%	.05%	.01%	.26%

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the years of 2006, 2005 and 2004 was insignificant.

     During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

     At December 31, 2006, the Company’s recorded investment in certain loans that were considered to be impaired was $2.7 million and specific valuation allowances were $.4 million. Impaired loans were insignificant at year-end 2005.

Investment Portfolio

     The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2006, 2005, and 2004 (dollars in thousands).

	December 31,
	2006	2005	2004
U.S. Agency mortgage-backed securities	$72,610	$38,408	$29,525
U.S. Government and agency securities	19,318	11,925	10,584
Obligations of state and political subdivisions	9,180	6,464	4,686
U.S. Agency asset-backed securities	4,019	—	—
Total debt securities	105,127	56,797	44,795
Mutual fund	390	377	369
Equity securities	1406	2,112	1,905
Total investment securities	$106,923	$59,286	$47,069

     Mortgage-backed securities (MBS) are mainly adjustable rate (ARM MBS). Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2006 (dollars in thousands):

		Weighted
	Carrying	Average
Type and maturity	Value	Yield (1)
U.S. Agency mortgage-backed securities
Due after 1 but within 5 years	$4,498	5.05%
Due after 5 but within 10 years	3,803	5.81%
Due after 10 years	64,309	5.80%
Total U.S. Agency mortgage-backed securities	72,610	5.75%
U.S. Government and Agency Securities
Due after 1 but within 5 years	2,885	5.07%
Due after 5 but within 10 years	16,433	5.55%
Total U.S. Government and Agency Securities	19,318	5.47%
State and Political Subdivisions (1)
Due within 1 year	2,234	5.30%
Due after 1 but within 5 years	3,749	5.05%
Due after 5 but within 10 years	2,421	6.05%
Due after 10 years	776	6.12%
Total State and Political Subdivisions	9,180	5.46%
U.S. Agency asset-backed securities
Due after 1 but within 5 years	3,033	5.56%
Due after 5 but within 10 years	986	5.62%
Total U.S. Agency asset-backed securities	4,019	5.57%
Total debt securities	105,127	5.67%
Mutual fund	390	3.65%
Equity securities	1,406	1.57%
Total Securities	$106,923	5.61%
____________________

(1)	Yields on tax-exempt securities have not been stated on a tax equivalent basis.

     Investments are mainly classified as “available for sale” and consist mainly of MBS and Agency notes backed by Government Sponsored Enterprises, such as FNMA and FHLB, At December 31, 2006 the portfolio had an unrealized loss on available for sale securities of approximately $.3 million and no other than temporary impaired securities.

Bank-Owned Life Insurance (BOLI)

     The Bank has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2006, 2005 and 2004, the Bank purchased $13.6 million, $1.4 million, and $4.9 million of BOLI, respectively. The cash surrender value of the Bank’s total life insurance policies was $31.7 and $16.0 million at December 31, 2006 and 2005, respectively. The Bank recorded income from the BOLI policies of $.8 million in 2006, and $.7 million in 2005 and 2004.

     The Company owns both general account and separate account BOLI. The separate account BOLI was purchased in the fourth quarter of 2006 as an investment expected to provide a long-term source of earnings to support existing employee benefit plans. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which protects against changes in the fair market value of the investments.

Deposit Liabilities and Time Deposit Maturities

     Increases in all deposit categories during 2006 were primarily due to the F&M acquisition in April 2006. Total deposits averaged $1.5 billion for the full year 2006, up 51.8% or $494.7 million from the prior year average. 2006 average non-interest-bearing demand was up $116.8 million or 29.8% and average interest bearing demand (including money market deposits) was up $258.3 million or 48.4%.

     At December 31, 2006, total deposits were $1.7 billion, an increase of $596.2 million or 56.0% compared to year-end 2005 mainly owing to the F&M acquisition. Subsequent to the acquisition, Cascade implemented its relationship banking strategy in Idaho, allowing certain rate sensitive deposits in Idaho to run-off, resulting in a decline in deposits at F&M between April and December of 2006 of approximately $51 million. This decline includes balances of several large customers that were repositioned into non-deposit (off-balance sheet) investment alternatives offered by Cascade. To offset this decline and fund its strong asset growth, Cascade subsequently utilized brokered and CDARS™ deposits. At December 31, 2006, such brokered deposits totaled $114.3 million and CDARS™ deposits totaled approximately $50.0 million.

     Rates paid on all interest bearing deposit categories increased in 2006 as the Federal Reserve continued its program to push market rates higher. In addition, the brokered deposits discussed above carry rates that are often at higher national market levels.

     Historically, Cascade has had a relatively high proportion of its deposits in non-interest bearing accounts. However, especially during the latter half of 2006, non interest bearing balances eased to approximately 30.7% of total deposits as of year-end, compared to a full year average of 35.1%. While it is not atypical for Cascade’s deposits to seasonally slow or even decline modestly late in the year after the peak summer construction season, the decline in 2006 appears to be exacerbated as a consequence of the nation-wide slowing in real estate activity following the excessive pace of 2005 and early 2006.

     Average time deposits during 2006 increased $130.8 million to $198.4 million as compared to 2005 averages. Time deposits acquired in the F&M transaction account for the majority of this increase. The remainder of the increase in time deposits resulted from the use of national market brokered CD’s that were part of the Company’s wholesale funding strategies in 2006. In addition, the Bank began using the CDARS™ program in 2006 as noted above. Of the increase in average time deposits during 2006, brokered CD’s and CDARS™ accounted for approximately $17.2 million and $29.3 million, respectively. The Company does not aggressively market time deposits within local markets as they are not believed to be key to its relationship banking strategy.

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown (dollars in thousands):

	Years ended December 31,
	2006 Average		2005 Average		2004 Average
		Rate		Rate		Rate
Deposit Liabilities	Amount	Paid	Amount	Paid	Amount	Paid
Demand	$ 509,145	N/A	$ 392,273	N/A	$ 295,108	N/A
Interest-bearing demand	696,100	2.82%	458,767	1.82%	376,424	0.86%
Savings	46,756	0.46%	37,094	0.34%	33,928	0.34%
Time	198,415	4.09%	67,557	2.45%	53,001	1.52%
Total Deposits	$ 1,450,416		$ 955,691		$ 758,461

     As of December 31, 2006, the Company’s time deposit liabilities had the following times remaining to maturity (dollars in thousands):

	Time deposits of		All other
	$100,000 or more (1)		Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent
3 months or less	$ 111,182	55.72%	$ 48,297	42.42%
Over 3 months through 6 months	15,168	7.60%	19,534	17.15%
Over 6 months through 12 months	24,504	12.28%	21,721	19.08%
Over 12 months	48,678	24.40%	24,322	21.35%
Total	$ 199,532	100.00%	$ 113,874	100.00%

____________________

(1)	Time deposits of $100,000 or more represent 12.0% of total deposits as of December 31, 2006.
(2)	All other time deposits represent 6.85% of total deposits as of December 31, 2006.

LIQUIDITY AND SOURCES OF FUNDS

     The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. Time deposits increased in 2006 in part due to use of brokered CD’s where the Bank pays national market rates (see ‘Deposit Liabilities’ section above). The Bank’s present funding mix is diverse, with approximately 77% of its checking account balances arising from business and public accounts and 23% from consumers. The composition of money market and interest-bearing demand accounts was 48% business and 52% consumer. Management invests excess funds in short-term and overnight money market instruments. Since December 31, 2006, the average amount of overnight investments declined by approximately $16 million on average, with such funds redeployed to partially fund loan growth. At December 31, 2006, total borrowings included Cascade’s issuance of approximately $68.6 million in junior subordinated trust preferred securities.

     A further source of funds and liquidity is the Company’s capability to borrow from reliable counterparties. The Bank utilizes its investment securities, certain loans, FHLB Stock and certain deposits to provide collateral to support its borrowing needs.

     Company policy requires the analysis and testing of liquidity to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations including relative returns available in stock or bond markets or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

     The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At December 31, 2006, the FHLB had extended the Bank a secured line of credit of $785.6 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2006, the Bank had collateral with which to pledge for FHLB borrowings totaling $315.0 million. The Bank also had $60.4 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At December 31, 2006, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $764.5 million given sufficient collateral. However at year end 2006 the Company’s collateral availability limited such borrowing capacity to approximately $480.4 million in aggregate.

     Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2006 the Bank had approximately $713.9 million in outstanding commitments to extend credit, compared to approximately $446.6 million at year-end 2005. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

JUNIOR SUBORDINATED DEBENTURES

     At December 31, 2006, the Company held $68.6 million of trust preferred securities (TPS). In 2006, the Company issued trust preferred securities totaling $47.9, of which $22.5 million was used to fund the cash portion of the F&M acquisition and $25.4 million to support general corporate purposes and to augment regulatory capital. Management believes the securities qualify as Tier 1 regulatory capital and are priced at a competitive level. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trusts. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The TPS may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS. See footnote 9 of the accompanying consolidated financial statements for additional details.

OTHER BORROWINGS

     The Company has increased its total borrowings at year end 2006 to fund its strong organic loan growth and also because of its strategy to allow certain rate sensitive F&M deposits to runoff during the year. At December 31, 2006 the Bank had a total of approximately $120.4 million in term borrowings from FHLB with maturities from 2007 to 2025, bearing a weighted-average interest rate of 4.77%. In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and $2.1 million, respectively. A year earlier at December 31, 2005 the Bank had a total of $61.1 million in term borrowings from FHLB bearing a weighted-average interest rate of 3.91%, and short-term borrowings with FRB of approximately $3.2 million. See “Liquidity and Sources of Funds” section on page 35 for further discussion.

CAPITAL RESOURCES

     The Company’s total stockholders’ equity at December 31, 2006 was $261.1 million, an increase of $156.7 million from December 31, 2005. The increase primarily resulted from the issuance of stock in connection with the acquisition of F&M in the amount of $124.6 million, net income for the full year 2006 of $35.7 million, less cash dividends paid to shareholders of $8.1 million during the same period. In addition, at December 31, 2006, the Company had accumulated other comprehensive income of approximately $.8 million.

     Management believes that the capital resources of the Company will be adequate to meet its needs for the reasonable foreseeable future.

     Additional information regarding capital resources is located on page 74 (Note 20) of this annual report and is incorporated by reference.

CONTRACTUAL OBLIGATIONS

     As of December 31, 2006, the Company has entered into the following contractual obligations listed below (dollars in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Time deposits of $100,000 and over	$199,532	$150,854	$29,643	$19,035	$—
Federal Home Loan Bank advances	169,176	75,800	37,000	25,152	31,224
Junior subordinated debentures	68,558	—	—	—	68,558
Operating leases	14,251	2,063	3,650	2,195	6,343
Total contractual obligations	$451,517	$228,717	$70,293	$46,382	$106,125

OFF-BALANCE SHEET ARRANGEMENTS

     A schedule of significant off-balance sheet commitments at December 31, 2006 is included in the following table (dollars in thousands):

Commitments to extend credit	$660,786
Commitments under credit card lines of credit	29,284
Standby letters of credit	23,825
Total off-balance sheet commitments	$713,895

     See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

INFLATION

     The general rate of inflation over the past three years, as measured by the Consumer Price Index, has not changed significantly, and management does not consider the effects of inflation on the Company’s financial position and earnings to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Asset and Liability Management

     The goal of the Company’s Asset and Liability Management Policy is to maximize long-term profitability under the range of likely interest rate scenarios. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company’s methodology for analyzing interest rate risk includes simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Company has historically adjusted its sensitivity to changing interest rates by strategically managing its loan and deposit portfolios with respect to pricing, maturity or contractual characteristics. The Company may also target the expansion or contraction of specific investment portfolio or borrowing structures to further affect its risk profile. In addition, the Company is authorized to enter into interest rate swap or other hedging contracts with re-pricing characteristics that tend to moderate interest rate risk. However, there are no material structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and other uncertainties described below, there can be no assurance of the effectiveness of management programs to achieve its interest rate risk objectives.

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

	Actual Market	Estimated	Declining	Rising
	Rates at	Rates at	Rates at	Rates at
	December 2006	December 2008	December 2008	December 2008
Federal Funds Rate	5.25%	5.25%	0.50%	11.25%
Prime Rate	8.25%	8.25%	3.50%	13.75%
Yield Curve Spread
3 Mo. To 10-year Treas.	(.31%)	.20%	2.00%	.50%

     The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Stable” or unchanged rate scenario calculated as of this year end. The effect on earnings assumes no changes in non-interest income or expense between scenarios.

	First Twelve Month	Second Twelve Month	24th Month
	Average % Change in	Average % Change in	% Change in
Stable Rate Scenario compared to:	Pro-forma Net Income	Pro-forma Net Income	Pro-forma Net Income
Estimated Rate Scenario	.46%	2.39%	3.33%
Rising Rate Scenario	6.15%	14.79%	23.78%
Declining Rate Scenario	(5.43%)	(19.00%)	(24.36%)

     Management’s assessment of interest rate risk and scenario analysis must be taken in the context of market interest rates and overall economic conditions. Since mid 2004, the Federal Reserve has engineered a gradual rising in short term market interest rates. Meanwhile, long term rates remained relatively stable resulting in a flattening of yield curve between short and long term rates. The yield curve suggests that market participants are anticipating a relatively stable rate environment over the next several years. At year-end 2006, the national Federal Funds and Prime borrowing rates were at 5.25% and 8.25%, respectively.

     The above rate scenarios provide a relatively wide dispersion of possible outcomes, with the rising rate scenario modeling an outcome whereby fed funds rate increases significantly from 5.25% at year end 2006 to 11.25% at year end 2008, while in the declining scenario rates fall from the current 5.25% to a very low .50% by the end of the horizon period. Meanwhile, the estimated scenario assumes fed funds remain at 5.25% throughout the horizon period.

     In management’s judgment and at this date, the interest rate risk profile of the Company is reasonably balanced within the most likely range of possible outcomes. The model indicates that should future interest rates actually follow the most likely path (“estimated” rate scenario), the net interest margin would range between 5.30% to 5.60% all else equal. However with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely fall outside of this range should such interest rates actually occur. This is mainly because the Company has a large portion of non-interest bearing funds (approximately 31% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. Thus in the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall to the very low levels assumed in the declining scenario, yields on loans and securities would compress against an already low cost of funds. Also in this declining rate scenario, the model assumes an annualized 35% prepayment rate on loans currently outstanding that would refinance to lower rates, contributing to margin compression. Thus in the declining rate scenario where fed fund rates fall to just 0.50%, the model indicates that the net interest margin could average approximately 0.40% below the range noted above during the first 12 months of the forecast horizon, and up to 1.00% below during the second twelve months. It should be noted that even under this scenario key financial performance benchmarks including ROA and ROE remain at sound levels (though lower than in other scenarios). Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of its relatively low likelihood as compared to the cost of mitigating such risk and because the model suggests that the Company would still generate satisfactory returns under such circumstances.

     Please carefully review and consider the following information regarding the risk of placing undue reliance on simulation models, interest rate projections and scenario results.

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

     Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: (1) no presumption of changes in asset and liability strategies in response to changing circumstances; (2) model assumptions may differ from actual outcomes; (3) uncertainties as to customer behavior in response to changing circumstances; (4) unexpected absolute and relative loan and deposit volume changes; (5) unexpected absolute and relative loan and deposit pricing levels; (6) unexpected behavior by competitors; (7 other unanticipated credit conditions or other events impacting volatility in market conditions and interest rates.

Interest Rate Gap Table

     In the opinion of management, the use of interest rate gap analysis is less valuable than the simulation method discussed above as a means to measure and manage interest rate risk. This is because it is a static measure of rate sensitivity and does not capture the possible magnitude or pace of rate changes. At year-end 2006, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for repricing within one-year exceeded rate sensitive assets by approximately $69.8 million.

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

     Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2006 (dollars in thousands):

		After	After
		90 days	one year
	Within 90	within	within	After five
	Days	one year	five years	years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$765	$2,119	$14,165	$90,524	$107,573
Interest bearing balances with FHLB	47	—	—	—	47
Loans	1,045,073	159,430	613,495	69,264	1,887,262
Total interest earning assets	$1,045,885	$161,549	$627,660	$159,788	$1,994,882
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$633,414	$158,354	$—	$—	$791,768
Savings deposits	23,261	23,261	—	—	46,522
Time deposits	166,034	80,927	66,445	—	313,406
Total interest bearing deposits	822,709	262,542	66,445	—	1,151,696
Junior subordinated debentures	54,898	—	—	13,660	68,558
Other borrowings	88,091	5,000	62,152	31,224	186,467
Customer repurchase agreements	44,018	—	0	0	44,018
Total interest bearing liabilities	$1,009,716	$267,542	$128,597	$44,884	$1,450,739
Interest rate sensitivity gap	$36,169	$(105,993)	$499,063	$114,904	$544,143
Cumulative interest rate sensitivity gap	$36,169	$(69,824)	$429,239	$544,143	$544,143
Interest rate gap as a percentage of total
interest earning assets	1.81%	-5.31%	25.02%	5.76%	27.28%
Cumulative interest rate gap as a
percentage of total earning assets	1.81%	-3.50%	21.52%	27.28%	27.28%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

     REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

Portland, Oregon
March 5, 2007

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,962	$35,532
Interest bearing deposits with Federal Home Loan Bank	47	7,242
Federal funds sold	650	64,935
Total cash and cash equivalents	55,659	107,709
Investment securities available-for-sale	103,228	55,449
Investment securities held-to-maturity, estimated fair
value of $3,687 ($3,829 in 2005)	3,695	3,837
Federal Home Loan Bank stock	6,991	3,241
Loans, net	1,863,677	1,035,017
Premises and equipment, net	40,553	22,688
Goodwill	105,047	6,352
Core deposit intangibles	11,082	371
Bank-owned life insurance	31,730	16,047
Accrued interest and other assets	27,652	18,960
Total assets	$2,249,314	$1,269,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$509,920	$430,463
Interest bearing demand	791,768	533,510
Savings	46,522	35,179
Time	313,406	66,227
Total deposits	1,661,616	1,065,379
Junior subordinated debentures	68,558	20,619
Federal funds purchased	15,177	—
Other borrowings	171,290	64,350
Customer repurchase agreements	44,018	—
Accrued interest and other liabilities	27,579	14,947
Total liabilities	1,988,238	1,165,295
Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized;
28,330,259 shares issued and outstanding (21,191,894 in 2005)	162,199	33,706
Retained earnings	98,112	70,571
Unearned compensation on nonvested restricted stock	—	(442)
Accumulated other comprehensive income	765	541
Total stockholders’ equity	261,076	104,376
Total liabilities and stockholders’ equity	$2,249,314	$1,269,671

See accompanying notes.

     CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$132,525	$69,689	$49,358
Taxable interest on investment securities	4,919	1,719	1,093
Nontaxable interest on investment securities	292	159	92
Interest on interest bearing deposits with Federal Home Loan Bank	344	796	194
Interest on federal funds sold	510	464	111
Dividends on Federal Home Loan Bank stock	7	10	63
Total interest and dividend income	138,597	72,837	50,911
Interest expense:
Deposits:
Interest bearing demand	19,608	8,351	3,241
Savings	216	126	117
Time	8,108	1,654	806
Junior subordinated debentures and other borrowings.	12,389	3,154	739
Total interest expense	40,321	13,285	4,903
Net interest income	98,276	59,552	46,008
Loan loss provision	6,000	3,050	3,650
Net interest income after loan loss provision	92,276	56,502	42,358
Noninterest income:
Service charges on deposit accounts, net	8,034	6,219	6,747
Mortgage banking income, net	3,024	2,256	2,362
Card issuer and merchant service fees, net	3,427	2,386	2,004
Earnings on bank-owned life insurance	761	709	656
Gains on sales of other real estate owned	10	196	—
Gains on sales of investment securities available-for-sale	590	—	182
Other	2,309	1,303	989
Total noninterest income	18,155	13,069	12,940
Noninterest expenses:
Salaries and employee benefits	32,082	20,669	17,907
Equipment	2,102	1,455	1,242
Occupancy	3,447	2,349	2,183
Communications	1,607	952	863
Advertising	989	694	738
Other	12,736	8,082	6,644
Total noninterest expenses	52,963	34,201	29,577
Income before income taxes	57,468	35,370	25,721
Provision for income taxes	21,791	12,934	9,713
Net income	$35,677	$22,436	$16,008
Basic earnings per common share	$1.37	$1.06	$0.77
Diluted earnings per common share	$1.34	$1.03	$0.74

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except per share amounts)

					Unearned
					compensation	Accumulated
					on nonvested	other	Total
	Number of	Comprehensive	Common	Retained	restricted	comprehensive	stockholders’
	shares	income (loss)	stock	earnings	stock	income (loss)	equity
Balances at December 31, 2003	19,720,742		$19,148	$42,101	$(281)	$788	$61,756
Comprehensive income:
Net income	—	$16,008	—	16,008	—	—	16,008
Other comprehensive income - unrealized gains on investment
securities available-for-sale of approximately $127 (net of
income taxes of approximately $78), net of reclassification
adjustment for net gains on sales of investment securities
available-for-sale included in net income of approximately
$113 (net of income taxes of approximately $69)	—	14	—	—	—	14	14
Total comprehensive income	—	$16,022	—	—	—	—	—
Common stock issued in conjunction with acquisition of Community Bank of
Grants Pass	965,940		11,699	—	—	—	11,699
Amortization of unearned compensation on nonvested restricted stock	—		—	—	125	—	125
Cash dividends paid (aggregating $.21 per share)			—	(4,402)	—	—	(4,402)
Stock options exercised	236,601		812	—	—	—	812
Tax benefit from non-qualified stock options exercised	—		420	—	—	—	420
Balances at December 31, 2004	20,923,283		32,079	53,707	(156)	802	86,432
Comprehensive income:
Net income	—	$22,436	—	22,436	—	—	22,436
Other comprehensive loss - unrealized losses on investment securities available-for-sale of approximately $261 (net of income taxes of
approximately $160)	—	(261)	—	—	—	(261)	(261)
Total comprehensive income	—	$22,175	—	—	—	—	—
Nonvested restricted stock grants, net	62,483		590	—	(590)	—	—
Amortization of unearned compensation on nonvested restricted stock	—		—	—	304	—	304
Cash dividends paid (aggregating $.26 per share)	—		—	(5,572)	—	—	(5,572)
Stock options exercised	206,128		797	—	—	—	797
Tax benefit from non-qualified stock options exercised	—		240	—	—	—	240
Balances at December 31, 2005	21,191,894		33,706	70,571	(442)	541	104,376

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share amounts)

					Unearned
					compensation	Accumulated
					on nonvested	other	Total
	Number of	Comprehensive	Common	Retained	restricted	comprehensive	stockholders’
	shares	income (loss)	stock	earnings	stock	income (loss)	equity
Comprehensive income:
Net income	—	$35,677	$—	$35,677	$—	$ —	$35,677
Other comprehensive income - unrealized gains on investment
securities available-for-sale of approximately $590 (net of
income taxes of approximately $361), net of reclassification adjustment for net gains on sales of investment securities
available-for-sale included in net income of approximately
$366 (net of income taxes of approximately $224)	—	224	—	—	—	224	224
Total comprehensive income	—	$35,901	—	—	—	—	—
Transfer to common stock due to implementation of SFAS 123R	—		(442)	—	442	—	—
Common stock issued in conjunction with acquisition of F&M Holding
Company (Note 11)	6,656,249		124,552	—	—	—	124,552
Nonvested restricted stock grants, net	42,241		—	—	—	—	—
Stock-based compensation expense	—		1,149	—	—	—	1,149
Cash dividends paid (aggregating $.31 per share)	—		—	(8,136)	—	—	(8,136)
Stock options exercised	439,875		2,609	—	—	—	2,609
Tax benefit from non-qualified stock options	—		625	—	—	—	625
Balances at December 31, 2006	28,330,259		$162,199	$98,112	$—	$765	$261,076

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$35,677	$22,436	$16,008
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,210	3,408	3,297
Loan loss provision	6,000	3,050	3,650
Credit for deferred income taxes	(2,546)	(1,751)	(905)
Discounts (gains) on sales of mortgage loans, net	(177)	526	368
Gains on sales of investment securities available-for-sale	(590)	—	(182)
Dividends on Federal Home Loan Bank stock	—	(10)	(63)
Deferred benefit plan expenses	1,969	1,785	1,087
Stock-based compensation expense	1,149	—	—
Amortization of unearned compensation on restricted stock	—	304	125
Increase in accrued interest and other assets	(5,316)	(4,035)	(7,456)
Increase in accrued interest and other liabilities	890	1,510	1,730
Originations of mortgage loans	(176,558)	(158,775)	(141,407)
Proceeds from sales of mortgage loans	176,361	158,822	140,296
Net cash provided by operating activities	40,069	27,270	16,548
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(18,008)	(23,512)	(20,478)
Purchases of investment securities held-to-maturity	—	(1,886)	(1,300)
Proceeds from maturities, calls and prepayments of
investment securities available-for-sale	41,728	12,633	8,625
Proceeds from sales of investment securities available-for-sale	34,819	—	404
Proceeds from maturities and calls of investment securities
held-to-maturity	130	—	—
Purchase of Federal Home Loan Bank stock	(2,504)	(659)	(162)
Loan originations, net	(340,386)	(191,493)	(235,911)
Cash acquired in acquisition of Community Bank of Grants Pass	—	—	10,192
Cash exchanged in acquisition of F&M Holding Company, net	(30,850)	—	—
Purchases of premises and equipment, net	(3,561)	(2,444)	(7,856)
Purchases of bank-owned life insurance	(13,600)	(1,357)	(4,925)
Net cash used in investing activities	(332,232)	(208,718)	(251,411)
Cash flows from financing activities:
Net increase in deposits	102,239	213,983	158,116
Proceeds from issuance of junior subordinated debentures	47,939	—	20,619
Net increase in federal funds purchased	15,177	—	—
Net increase in other borrowings	79,660	27,817	22,669
Cash dividends paid	(8,136)	(5,572)	(4,401)
Proceeds from stock options exercised	2,609	797	812
Tax benefit from non-qualified stock options exercised	625	240	420
Net cash provided by financing activities	240,113	237,265	198,235
Net increase (decrease) in cash and cash equivalents	(52,050)	55,817	(36,628)
Cash and cash equivalents at beginning of year	107,709	51,892	88,520
Cash and cash equivalents at end of year	$55,659	$107,709	$51,892

See accompanying notes.

     CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), an Oregon chartered financial holding company, and its wholly-owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company” or “Cascade”). The Bank also operates in Idaho under the name of Farmers & Merchants, a Bank of the Cascades company (see Note 11). All significant intercompany accounts and transactions have been eliminated in consolidation.

Bancorp has also established four subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 9). In accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (as amended),” the accounts and transactions of these trusts are not included in the accompanying consolidated financial statements.

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to 5-for-4 stock splits in 2006 and 2004.

Certain amounts in 2005 and 2004 have been reclassified to conform with the 2006 presentation.

Description of business

The Bank conducts a general banking business, operating branches in Central, Southern and Northwest Oregon, as well as the Boise, Idaho area. Its activities include the usual lending and deposit functions of a commercial bank: commercial, construction, real estate, installment, credit card and mortgage loans; checking, money market, time deposit and savings accounts; Internet banking and bill payment; automated teller machines and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

Method of accounting

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates.

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community banking industry and include traditional community banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and trust services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. The performance of the Company and Bank is reviewed by the executive management team and the Company’s Board of Directors (the Board) on a monthly basis. All of the executive officers of the Company are members of the Bank’s executive management team and operating decisions are made based on performance of the Company as a whole. Accordingly, disaggregated segment information is not necessary to be presented in the consolidated financial statements, and the Company will continue to present one segment for reporting purposes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of collection), interest bearing deposits with Federal Home Loan Bank (FHLB) and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks. The Bank has not experienced any losses in such accounts.

Supplemental disclosures of cash flow information

For the periods reported, noncash transactions resulted from 5-for-4 stock splits in 2006 and 2004; unrealized gains and losses on investment securities available-for-sale, net of income taxes, reclassification of unearned compensation on nonvested restricted stock to common stock, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; and common stock issued in conjunction with the acquisitions of F&M Holding Company (F&M) and Community Bank of Grants Pass (CBGP), as disclosed in Note 11.

During 2006, 2005 and 2004, the Company paid approximately $37,941, $12,983 and $4,765, respectively, in interest expense.

During 2006, 2005 and 2004, the Company made income tax payments of approximately $24,270, $13,579 and $10,750, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2006, 2005 or 2004.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. The fair value of available-for-sale securities is based on quoted market prices, when available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar instruments.

Management determines the appropriate classification of securities at the time of purchase.

Gains and losses on the sales of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method generally over the period to maturity.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary would result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2006 and 2005 are temporary (see Note 3).

FHLB stock

The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2006, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

Loans

Loans are stated at the amount of unpaid principal, reduced by the reserve for loan losses, the undisbursed portion of loans in process and deferred loan fees.

Interest income on loans is accrued daily based on the principal amounts outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due (based on contractual terms) 90 days or more are placed on non-accrual status and internally classified as substandard. Any interest income accrued at that time is reversed. Subsequent collections are applied proportionately to past due principal and interest, unless collectibility of principal is in doubt, in which case all payments are applied to principal. Loans are removed from non-accrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful, or, on one-to-four family loans, when the loan is less than 90 days delinquent.

The Bank charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to interest income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in interest income at the time of repayment.

Reserve for loan losses

The reserve for loan losses represents management’s recognition of the assumed risks of extending credit. The reserve is established to absorb known and inherent losses in the loan portfolio as of the consolidated balance sheet date. At December 31, 2006, the Bank has also established a separate liability for inherent losses on unfunded loan commitments. Prior to December 31, 2006, the liability for unfunded loan commitments was included in the reserve for loan losses. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the portfolio.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan are analyzed – and reserves categorized – into the allocated reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

The allocated portion of the reserve (and the reserve for unfunded loan commitments as of December 31, 2006) is calculated by applying loss factors to outstanding loan balances and commitments to loan, segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends, portfolio concentrations and other conditions affecting the portfolio.

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely risk rated.

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

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. Prior to December 31, 2006, the reserve for unfunded loan commitments was included in the reserve for loan losses for financial reporting purposes. During the fourth quarter of 2006, approximately $3,200 of the reserve for loan losses was reclassified to establish the reserve for unfunded loan commitments, which is included in accrued interest and other liabilities in the December 31, 2006 consolidated balance sheet.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

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

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs; subsequent write-downs to net realizable value, if any; or any disposition gains or losses are included in noninterest income and expenses. Other real estate was insignificant at December 31, 2006 and 2005.

Goodwill and other intangible assets

Goodwill and other intangible assets represent the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations under the purchase method of accounting. As of December 31, 2006 and 2005, the carrying value of goodwill that arose from the acquisitions of F&M and CBGP totaled $105,047 and $6,352, respectively (see Note 11).

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

The Company performs its annual impairment test for goodwill during the third quarter of each year. For purposes of this test, the Company identified a single reporting unit. Based on the results of valuation testing performed, in the opinion of management, the Company has not experienced any such impairment loss as of and for the years ended December 31, 2006 and 2005.

Other intangible assets include core deposit intangibles (CDI) and other identifiable finite-life intangible assets which are being amortized over their estimated useful lives primarily under the straight-line method. The CDI arose from the acquisitions of F&M and CBGP, and totaled approximately $11,082 and $371 at December 31, 2006

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

and 2005, respectively. The CDI is included in other assets in the accompanying consolidated balance sheets and is being amortized over an eight-year period for F&M and over a seven-year period for CBGP. Other intangible assets, exclusive of CDI, are not significant at December 31, 2006 and 2005.

Bank-owned life insurance

The Company has purchased both general account and separate account bank-owned life insurance (BOLI) policies in part to provide a long-term source of earnings to support existing employee benefit plans. Approximately $13,600 of separate account BOLI was purchased in the fourth quarter of 2006 with an additional $11,400 of existing general account BOLI transferred into the separate account. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The fair value of the separate account BOLI is based on the cash surrender value which is the quoted market price of the underlying investments, further supported by a stable value wrap, which moderates against changes in the fair value of the underlying investments.

Federal funds purchased

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Customer repurchase agreements

The Bank enters into repurchase agreements with customers who wish to deposit amounts in excess of the Federal Deposit Insurance Corporation (the FDIC) insured amount of $100,000. Each agreement is for a fixed length of time at a fixed interest rate. These deposits are not insured by the FDIC but are collateralized by an interest in pledged securities. The Bank has classified these borrowings separately from deposits.

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

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements because they are not assets of the Bank. Assets (unaudited) totaling approximately $147,000 and $28,000 were held in trust as of December 31, 2006 and 2005, respectively.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

Recently issued accounting standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The statement also requires additional disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 156 on its future consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109” (FIN 48). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more-likely-than-not” recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the “more-likely-than-not” recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 during the first quarter of 2007. The Company is evaluating the impact of the adoption of FIN 48 and at this point does not believe that it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) announced “Staff Accounting Bulletin No. 108” (SAB 108). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The adoption of SAB 108 did not have an impact on the Company’s accompanying consolidated financial statements.

On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EIFT 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-5 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.

Stock-based compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (collectively, “APB No. 25”). Under this method, no compensation expense was recognized for the years ended December 31, 2005 and 2004, as the exercise price of each stock option which the Company granted was equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment”. SFAS 123R requires the measurement of compensation cost for all stock-based awards to be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for stock options in the footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”.

The Company has adopted SFAS 123(R) using a modified version of prospective application (modified prospective application). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Modified prospective application provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. In accordance with SFAS 123(R), unearned compensation on nonvested restricted stock has been reclassified to common stock effective January 1, 2006.

The following pro forma disclosures illustrate the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123 prior to January 1, 2006:

	2005	2004
Net income - as reported	$22,436	$16,008
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards,
net of related income tax effects	(594)	(605)
Pro forma net income - used in basic and diluted earnings per share	$21,842	$15,403
Earnings per common share:
Basic - as reported	$1.06	$0.77
Basic - pro forma	$1.04	$0.74
Diluted - as reported	$1.03	$0.74
Diluted - pro forma	$1.00	$0.71

The Company’s’ stock compensation plan is described more fully in Note 18.

2.     Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the Federal Reserve Bank (FRB) (approximately $27,209 and $17,220 at December 31, 2006 and 2005, respectively). Accordingly, the Bank complies with such requirements by holding cash and maintaining average reserve balances with the FRB in accordance with such regulations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

3.     Investment securities

Investment securities at December 31, 2006 and 2005 consisted of the following:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
2006
Available-for-sale
U.S. Agency mortgage-backed securities	$72,420	$387	$197	$72,610
U.S. Government and agency securities	19,128	195	5	19,318
Obligations of state and political subdivisions	5,481	21	17	5,485
U.S. Agency asset-backed securities	4,002	18	1	4,019
Equity securities	576	830	—	1,406
Mutual fund	388	2	—	390
	$101,995	$1,453	$220	$103,228
Held-to-maturity
Obligations of state and political subdivisions	$3,695	$22	$30	$3,687

2005
Available-for-sale
U.S. Agency mortgage-backed securities	$38,584	$76	$252	$38,408
U.S. Government and agency securities	11,995	10	80	11,925
Obligations of state and political subdivisions	2,668	—	41	2,627
Equity securities	957	1,155	—	2,112
Mutual fund	371	6	—	377
	$54,575	$1,247	$373	$55,449
Held-to-maturity
Obligations of state and political subdivisions	$3,837	$30	$38	$3,829

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
2006
U.S. Agency mortgage-backed
securities	$17,000	$64	$15,801	$133	$32,801	$197
U.S Government and
agency securities	2,885	5	—	—	2,885	5
U.S. Agency asset-backed securities	622	1	—	—	622	1
Obligations of state and
political subdivisions	333	—	3,592	47	3,925	47
	$20,840	$70	$19,393	$180	$40,233	$250
2005
U.S. Agency mortgage-backed
securities	$23,922	$144	$6,869	$108	$30,791	$252
U.S Government and
agency securities	6,470	25	2,445	55	8,915	80
Obligations of state and
political subdivisions	1,444	19	3,197	60	4,641	79
	$31,836	$188	$12,511	$223	$44,347	$411

Management of the Company has the intent and ability to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2006, management of the Company also had the intent and ability to hold the investment securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses on the above investment securities are primarily due to increases in market interest rates over the yields available at the time the specific investment securities were purchased by the Company. Management of the Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or repricing dates, or if market yields for such investment securities decline. Management of the Company does not believe that any of the investment securities are impaired due to reasons of credit quality. Accordingly, management of the Company does not believe that any of the above gross unrealized losses on investment securities are other-than-temporary and, accordingly, no impairment adjustments have been recorded.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due one year or less	$4,614	$4,606
Due after one year through five years	27,135	27,337
Due after five years through ten years	5,795	5,869
Due after ten years	63,487	63,620
Equity securities	576	1,406
Mutual fund	388	390
	$101,995	$103,228

Held-to-maturity
Due one year or less	$507	$505
Due after one year through five years	1,846	1,830
Due after five years through ten years	1,342	1,352
	$3,695	$3,687

Investment securities with a carrying value of approximately $104,605 and $57,078 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

The Company had no gross realized losses on sales of investment securities during the years ended December 31, 2006, 2005, and 2004. Gross realized gains on sales of investment securities during the years ended December 31, 2006, 2005, and 2004, are as disclosed in the accompanying consolidated statements of income.

4.      Loans

Loans at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Commercial	$560,728	$320,619
Real estate:
Construction/lot	588,251	220,230
Mortgage	80,860	56,724
Commercial	606,340	417,580
Consumer	51,083	34,552
Total loans	1,887,262	1,049,705
Less reserve for loan losses	23,585	14,688
Loans, net	$1,863,677	$1,035,017

Included in mortgage loans at December 31, 2006 and 2005 were approximately $3,027 and $2,652, respectively, in mortgage loans held for sale. In addition, the above loans are net of deferred loan fees of approximately $5,664 and $3,387 at December 31, 2006 and 2005, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the Boise, Idaho area), and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local economic conditions in such markets.

In the normal course of business, the Bank participates portions of loans to third-parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2006 and 2005, the portion of these loans participated to third-parties (which are not included in the accompanying consolidated financial statements) totaled approximately $78,115 and $34,343, respectively.

5.     Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance at beginning of year	$14,688	$12,412	$9,399
Loan loss provision	6,000	3,050	3,650
Loans charged-off	(1,972)	(1,266)	(1,420)
Recoveries of loans previously charged-off	690	492	428
Reserve for unfunded commitments	(3,213)	—	—
Reserve acquired from F&M	7,392	—	—
Reserve acquired from CBGP	—	—	355
Balance at end of year	$23,585	$14,688	$12,412

Starting in the fourth quarter of 2006, the Bank began classifying its reserve for unfunded loan commitments as other liabilities; prior to the fourth quarter of 2006, the reserve for unfunded loan commitments was included as a component of the reserve for loan losses in accordance with the industry practice of other banks in its peer group. Reserves for unfunded loan commitments totaled approximately $3,213, $2,753 and $2,077 at December 31, 2006, 2005 and 2004, respectively.

Loans on nonaccrual status at December 31, 2006 were approximately $2,679 and were insignificant at December 31, 2005. Interest income, which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was $163 for the year ended December 31, 2006, and insignificant for the years ended December 31, 2005 and 2004.

Loans contractually past due 90 days or more on which the Company continued to accrue interest at December 31, 2006 and 2005 were insignificant.

At December 31, 2006, impaired loans were approximately $2,679 and related specific valuation allowances were $363. The average recorded investment in impaired loans was approximately $896 for the year ended December 31, 2006. Interest income recognized for cash payments received on impaired loans for the year ended December 31, 2006 was insignificant. Impaired loans as of and for the years ended December 31, 2005 and 2004 were insignificant.

6.     Mortgage banking activities

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. However, it has retained the right to service sold loans with principal balances totaling approximately $495,000, $499,000 and $502,000 as of December 31, 2006, 2005 and 2004, respectively. These balances are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting requirements and related repurchase risks. However, as of December 31, 2006 and 2005, management is not aware of any mortgage loans which will have to be repurchased.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2006 and 2005, mortgage loans held for sale were carried at cost, which approximated estimated market value.

Transactions in the Company’s MSRs for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance at beginning of year	$4,439	$4,663	$4,688
Additions	919	1,318	1,270
Amortization	(1,262)	(1,542)	(1,620)
Impairment adjustments	—	—	325
Balance at end of year	$4,096	$4,439	$4,663

At December 31, 2006 and 2005, the fair value of the Company’s MSRs was approximately $5,600 and $5,800, respectively. The key assumptions used in estimating the fair value of MSRs at December 31, 2006 included weighted-average mortgage prepayment rates of approximately 198% for the first year, 177% for the second year and 156% thereafter (189%, 169% and 149%, respectively, in 2005). A 9% discount rate was also applied in both years.

Changes in the valuation allowance for MSRs for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance at beginning of year	$—	$—	$325
Impairment adjustments	—	—	(325)
Balance at end of year	$—	$—	$—

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

Mortgage banking income, net, consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Origination and processing fees	$1,960	$1,824	$1,594
Gains on sales of mortgage loans, net	1,055	688	766
Servicing fees	1,271	1,286	1,297
Amortization and impairment adjustments	(1,262)	(1,542)	(1,295)
Mortgage banking income, net	$3,024	$2,256	$2,362

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

7.     Premises and equipment

Premises and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Land	$9,402	$3,408
Buildings and leasehold improvements	28,741	19,344
Furniture and equipment	12,651	9,312
	50,794	32,064
Less accumulated depreciation and amortization	11,562	9,387
	39,232	22,677
Construction in progress	1,321	11
Premises and equipment, net	$40,553	$22,688

8.     Time deposits

Time deposits in excess of $100,000 aggregated approximately $199,532 and $34,936 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled annual maturities of all time deposits were approximately as follows:

2007	$240,000
2008	36,000
2009	13,000
2010	21,000
2011	3,000
$313,000

9.      Junior subordinated debentures

At December 31, 2006, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2,058 and $619 at December 31, 2006 and 2005, respectively, is included in accrued interest and other assets in the accompanying consolidated balance sheets. The purpose of the 2006 issuances was partially to fund the cash portion of the F&M acquisition that closed on April 20, 2006, and to augment regulatory capital. The proceeds from the 2004 issuance were used for general corporate purposes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows:

			Junior		Effective
	Issuance	Maturity	subordinated	Interest	rate at
Issuance Trust	date	date	debentures (A)	rate	12/31/06
				3-month
				LIBOR
Cascade Bancorp Trust I (D)	12/31/04	3/15/2035	$20,619	+ 1.80% (C)	7.16%

Cascade Bancorp Statutory Trust II (E)	3/31/2006	6/15/2036	13,660	6.619% (B)	6.62%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust III (E)	3/31/2006	6/15/2036	13,660	+ 1.33% (C)	6.69%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust IV (F)	6/29/2006	9/15/2036	20,619	+ 1.54% (C)	6.90%
Totals			$68,558
____________________

(A)	The Junior Subordinated Debentures (Debentures) were issued with substantially the same terms as the TPS and are the sole assets of the related trusts. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts.

(B)	The Debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month London Inter-Bank Offered Rate (LIBOR) plus 1.33% thereafter until maturity.

(C)	The three-month LIBOR in effect as of December 31, 2006 was 5.36%.

(D)	The TPS may be called by the Company at par at any time subsequent to March 15, 2010 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(E)	The TPS may be called by the Company at par at any time subsequent to June 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(F)	The TPS may be called by the Company at par at any time subsequent to September 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at December 31, 2006 and 2005, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

Interest payments on all TPS are made on a quarterly basis on March 15, June 15, September 15 and December 15.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

10.      Other borrowings

The Bank participates in the FHLB’s Cash Management Advance Program (the Program). At December 31, 2006, the Bank had $169,175 ($61,109 at December 31, 2005) in borrowings outstanding from the FHLB under the Program with fixed interest at rates ranging from 2.96% to 6.62%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans. At December 31, 2006, the Bank had remaining available borrowings from the FHLB of approximately $616,456, given availability and sufficiency of eligible collateral. As of December 31, 2006, the Bank had collateral with which to pledge for borrowings totaling $315,036.

At December 31, 2006, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2007	$75,800
2008	13,000
2009	24,000
2010	5,152
2011	20,000
Thereafter	31,224
$169,176

At December 31, 2006, the Bank had approximately $60,427 in available short-term borrowings from the FRB, collateralized by certain of the Bank’s loans. The FRB funds available include participation in the Treasury Tax and Loan program of the federal government. Access to this funding source is limited to $20,000 and is fully at the discretion of the U.S. Treasury. At December 31, 2006, the Bank had approximately $2,115 ($3,242 at December 31, 2005) in borrowings outstanding from the FRB. As an additional source of liquidity, the Bank had federal fund borrowing agreements with correspondent banks aggregating approximately $105,000 at December 31, 2006 ($31,500 at December 31, 2005).

11.     Mergers and acquisitions

F&M Holding Company

On April 20, 2006, the Company completed its acquisition of F&M to facilitate its expansion into the Idaho market. F&M’s banking subsidiary, Farmers & Merchants State Bank (FMSB), operated 11 branches in Boise, Idaho and surrounding markets, and now operates 12 branches under the Farmers & Merchants Bank name in Idaho. In exchange for 100% of the outstanding common stock of F&M, the stockholders of F&M received 6,656,249 shares of the Company’s common stock (valued at $124,552) and $22,500 in cash (less a holdback of $3,902 related to the uncertain collectibility of specific F&M loans). The common stock issued was valued at $18.71 per share, representing an average of the closing market prices for two days before and after the date the acquisition terms were agreed to and announced.

Upon completion of this acquisition, F&M was merged into the Company. Accordingly, the assets and liabilities of F&M were recorded in the Company’s consolidated balance sheet at their estimated fair market values as of the acquisition date. The acquisition was accounted for using the purchase method of accounting.

At December 31, 2006, the holdback amount has been reduced to $3,268 as certain loans have either paid-off or been upgraded and therefore removed from the holdback.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$(8,350)
Investment securities	106,159
Loans, net	493,900
Premises and equipment, net	16,479
Core deposit intangibles	11,800
Goodwill	98,695
Other assets	3,302
Total assets acquired	721,985

Deposits	482,707
Borrowings	82,589
Other liabilities	9,637
Total liabilities assumed	574,933

Total purchase price	$147,052

The accompanying consolidated financial statements include the results of operations of F&M only since April 20, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Company for the years ended December 31, 2006 and 2005 on a pro forma basis, as if the F&M acquisition had occurred at January 1, 2005:

	2006	2005
Net interest income	$107,288	$85,437
Loan loss provision	6,750	4,550
Net interest income after loan loss provision	100,538	80,887
Non interest income	19,895	18,690
Non interest expense	59,297	55,068
Income before income taxes	61,136	44,509
Provision for income taxes	23,159	16,334
Net income	$37,977	$28,175
Net income per common share
Basic	$1.35	$1.02
Diluted	$1.32	$0.99
Average shares outstanding
Basic	28,091,018	27,725,932
Diluted	28,692,516	28,436,656

The pro forma results include the accretion of the fair value adjustments on loans and deposits, the additional depreciation on fair value adjustments of premises, and the amortization of the CDI. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities. The pro forma results presented do not reflect potential cost savings or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

Community Bank of Grants Pass

On January 1, 2004, the Company acquired CBGP to complement its expansion into Southern Oregon. The acquisition of CBGP was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the underlying assets and liabilities of CBGP based on their estimated fair values at the date of acquisition.

CBGP shareholders received one share of the Company’s common stock for each share of CBGP common stock (965,940 shares), aggregating a total purchase price of approximately $11,699. In connection with the acquisition, the Company recorded goodwill of approximately $6,352. Upon completion of the acquisition, CBGP was fully merged into the Bank. The operating results of CBGP are included in the Company’s consolidated financial statements effective January 1, 2004.

12.     Core deposit intangibles

Net unamortized CDI totaled $11,082 and $371 at December 31, 2006 and 2005, respectively. Amortization expense related to the CDI during the years ended December 31, 2006 and 2005 totaled $1,089 and $78, respectively. At December 31, 2006, the forecasted CDI annual amortization expense for each of the next five years and thereafter is as follows:

2007	$1,581
2008	1,581
2009	1,533
2010	1,476
2011	1,476
Thereafter	3,435

13.      Commitments, guarantees and contingencies

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2006 and 2005, the Bank had no commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2006 and 2005 is approximately as follows:

	2006	2005
Commitments to extend credit	$660,786	$410,709
Commitments under credit card lines of credit	29,284	20,686
Standby letters of credit	23,825	15,228
Total off-balance sheet financial instruments	$713,895	$446,623

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank applies established credit related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty.

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with accounting standards generally accepted in the United States related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At December 31, 2006 and 2005, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements. The Bank also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149. However, in the opinion of management, such derivative amounts are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2006, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2007	$2,063
2008	1,970
2009	1,680
2010	1,219
2011	976
Thereafter	6,343
$14,251

Total rental expense was approximately $1,801, $1,254 and $1,166 in 2006, 2005 and 2004, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

14.     Income taxes

The provision (credit) for income taxes for the years ended December 31, 2006, 2005 and 2004 was approximately as follows:

	2006	2005	2004
Current:
Federal	$20,569	$13,015	$8,954
State	3,768	1,670	1,664
	24,337	14,685	10,618
Deferred	(2,546)	(1,751)	(905)
Provision for income taxes	$21,791	$12,934	$9,713

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2006, 2005, and 2004 were approximately as follows:

	2006	2005	2004
Expected federal income tax provision at
statutory rates	$20,114	$12,380	$9,002
State income taxes, net of federal effect	2,449	981	1,082
Effect of nontaxable interest income, net	(605)	(443)	(321)
Stock option expense	212	—	—
Low income housing credits	(170)	(131)	—
Other, net	(209)	147	(50)
Provision for income taxes	$21,791	$12,934	$9,713

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The components of the net deferred tax assets and liabilities at December 31, 2006 and 2005 were approximately as follows:

	2006	2005
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$10,376	$5,774
Deferred benefit plan expenses, net	3,828	2,030
Other	145	253
Total deferred tax assets	14,349	8,057

Deferred tax liabilities:
Accumulated depreciation	1,690	679
Deferred loan income	1,820	1,068
MSRs	1,623	1,754
Purchased intangibles related to F&M and CBGP	5,172	409
FHLB stock dividends	571	510
Net unrealized gains on investment securities	469	332
Other	15	31
Total deferred tax liabilities	11,360	4,783
Net deferred tax assets	$2,989	$3,274

Management believes, based upon the Company’s historical performance, the net deferred tax assets will be recognized in the normal course of operations, and, accordingly, management has not reduced net deferred tax assets by a valuation allowance.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

15.     Basic and diluted earnings per common share

The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and nonvested restricted stock. All share and per share amounts have been retroactively adjusted to reflect the 5-for-4 stock splits declared in 2006 and 2004.

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004 can be reconciled as follows:

		Weighted-
	Net	average
	income	shares	Per-share
2006	(numerator)	(denominator)	amount
Basic earnings per common share —
Income available to common stockholders	$35,677	26,062,018	$1.37
Effect of stock options and nonvested restricted stock	—	601,498
Diluted earnings per common share	$35,677	26,663,516	$1.34

2005
Basic earnings per common share —
Income available to common stockholders	$22,436	21,069,932	$1.06
Effect of stock options and nonvested restricted stock	—	710,724
Diluted earnings per common share	$22,436	21,780,656	$1.03

2004
Basic earnings per common share —
Income available to common stockholders	$16,008	20,835,984	$0.77
Effect of stock options and nonvested restricted stock	—	903,586
Diluted earnings per common share	$16,008	21,739,570	$0.74

16.     Transactions with related parties

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

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2006 and 2005 was approximately as follows:

	2006	2005
Balance at beginning of year	$906	$1,170
Additions	3,057	981
Repayments	(2,964)	(1,245)
Balance at end of year	$999	$906

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

17.     Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions related to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $1,899, $1,019 and $1,481 for the years ended December 31, 2006, 2005 and 2004, respectively.

Prior to 2005, employees had the option to receive a portion of the Company’s contributions to the Plan in cash. Beginning in 2005, the Company elected to discontinue this option and utilized such funds to increase certain employees’ base salaries. This was to align this benefit with the Company’s philosophy of pay for performance.

Other benefit plans

The Bank has deferred compensation plans for the Board and certain key executives and managers, a salary continuation plan, a supplemental executive retirement (SERP) plan for certain key executives and a fee continuation plan for the Board. In accordance with the provisions of the deferred compensation plans, participants can elect to defer portions of their annual compensation or fees. The deferred amounts generally vest as deferred. The deferred compensation plus interest is generally payable upon termination in either a lump-sum or monthly installments.

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

To assist in the funding of these plans, the Bank has purchased bank-owned life insurance policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2006 and 2005 was approximately $6,697 and $16,047, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $25,033 at December 31, 2006. At December 31, 2006 and 2005, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $4,312 and $3,118, respectively. The amount of expense charged to operations in 2006, 2005 and 2004 related to the deferred compensation plans was approximately $1,035, $701 and $476, respectively. As of December 31, 2006 and 2005, the liabilities related to the salary continuation, SERP and fee continuation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $5,269 and $3,000, respectively. The amount of expense charged to operations in 2006, 2005 and 2004 for the salary continuation, SERP and fee continuation plans was approximately $934, $1,084 and $611, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the bank-owned life insurance policies.

18.     Stock-based compensation plans

Under the Company’s stock-based compensation plans approved by shareholders, the Company may grant Incentive Stock Options (ISOs), Non-qualified Stock Options (NSOs) and/or restricted stock to key employees and directors. These stock-based compensation plans were established to reward employees and directors who contribute to the

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

success and profitability of the Company and to give such employees and directors a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s continued success. These plans also assist the Company in attracting and retaining key employees and qualified corporate directors.

The stock-based compensation plans prescribe various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. For ISOs, the option strike price must be no less than 100% of the stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of the stock price at the grant date, and all grants to date have been at 100%. Restricted stock must be at fair market value on grant date. At December 31, 2006, 486,622 shares reserved under the stock-based compensation plans were available for future grants. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from the date of grant.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted:

	2006	2005	2004
Dividend yield	1.4%	1.7%	1.6%
Expected volatility	34.2%	38.5%	43.6%
Risk-free interest rate	4.3%	3.7%	3.1%
Expected option lives	6 years	6 years	6 years

The dividend yield is based on historical dividend information. The expected volatility is based on historical volatility of the Company’s common stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules and historical exercise and forfeiture patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly-traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of the Company’s management, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The weighted-average fair value of stock options granted was $7.50 for 2006, $5.55 for 2005 and $5.10 for 2004.

The following table presents the activity related to options under all plans for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		average		average		average
	Options	exercise	Options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price
Balance, beginning of year	1,177,447	$7.86	1,288,439	$6.66	1,272,251	$5.52
Granted	83,298	21.10	95,135	15.22	272,675	9.80
Exercised	(439,875)	6.03	(206,127)	3.81	(236,601)	3.49
Forfeited	(50,775)	15.40	—	—	(19,886)	10.06
Balance, end of year	770,095	$9.79	1,177,447	$7.86	1,288,439	$6.66
Exercisable, end of year	525,363		827,700		973,090

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $16,357 and $12,640 at December 31, 2006. The total intrinsic value of stock options exercised was $8,400 in 2006, $2,646 in 2005 and $2,654 in 2004. The total fair value of stock options vested for the years ended 2006, 2005 and 2004 was $1,988, $75 and $1,025, respectively.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2006 is as follows:

	Options outstanding			Exercisable options
			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
	Number of	exercise	contractual	Number of	exercise
Exercise price range	options	price	life (years)	options	price
Under $5.00	144,652	$4.49	3.2	144,652	$4.49
$5.01-$8.00	200,768	6.37	3.2	200,768	6.37
$8.01-$12.00	154,973	9.07	6.0	154,445	9.07
$12.01-$16.00	198,019	13.67	7.4	25,498	12.96
$16.01-$22.00	66,683	20.44	9.0	—	—
$22.01-$30.12	5,000	27.07	9.7	—	—
	770,095	$9.79	6.4	525,363	$6.97

As of December 31, 2006, unrecognized compensation cost related to nonvested restricted stock totaled $1,070, which is expected to be recognized over a weighted-average life of two years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2006, 2005 and 2004 was $545, $304, and $125, respectively. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2006:

		Weighted-average	Weighted-average
	Number of	grant date fair	remaining vesting
	shares	value per share	term (years)
Nonvested as of December 31, 2005	62,483	$14.44	N/A
Granted	56,446	21.21	N/A
Vested	(3,968)	15.12	N/A
Cancelled	(10,237)	16.88	N/A
Non vested as of December 31, 2006	104,724	$18.58	1.58

In addition, during 2006, the Company granted 42,673 shares of nonvested restricted stock at a market value of $20.72 per share (approximately $884,000) and 13,773 shares of nonvested restricted stock at a market value of $22.71 (approximately $313,000). During 2005 the Company granted 39,045 shares of nonvested restricted stock at a market value of $15.12 (approximately $590,000). The nonvested restricted stock is scheduled to vest over periods ranging from one to five years from the grant dates. The nonvested restricted stock is reported as unearned compensation on nonvested restricted stock in the accompanying consolidated balance sheet at December 31, 2005. Effective January 1, 2006, unearned compensation on nonvested restricted stock has been reclassified to common stock in accordance with the provisions of SFAS 123R. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

As a result of applying the provisions of SFAS 123R during 2006, the Corporation recognized additional stock–based compensation expense related to stock options of $605, or $376 net of tax. The increase in stock–based compensation expense related to stock options resulted in a $0.02 decrease in both basic and diluted earnings per share during 2006.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

During February 2007, the Company granted 115,381 additional stock options and 23,293 additional shares of nonvested restricted stock.

19.     Estimated fair value of financial instruments

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2006 and 2005.

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

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2006 and 2005 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

Bank-owned life insurance: The carrying amount approximates the estimated fair value of these instruments.

Deposits: The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2006 and 2005 rates offered on those instruments.

Junior subordinated debentures and other borrowings: The fair value of the Bank’s junior subordinated debentures and other borrowings are estimated using discounted cash flow analyses based on the Bank’s December 31, 2006 and 2005 incremental borrowing rates for similar types of borrowing arrangements.

Customer repurchase agreements: The carrying value approximates the estimated fair value.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2006 and 2005 were approximately as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$55,659	$55,659	$107,709	$107,709
Investment securities:
Available-for-sale	103,228	103,228	55,449	55,449
Held-to-maturity	3,695	3,687	3,837	3,829
FHLB stock	6,991	6,991	3,241	3,241
Loans, net	1,863,677	1,857,752	1,035,017	1,033,047
Bank-owned life insurance	31,730	31,730	16,047	16,047
Financial liabilities:
Deposits	1,661,616	1,660,277	1,065,379	1,064,971
Junior subordinated debentures
and other borrowings	255,025	250,976	84,969	82,968
Customer repurchase agreements	44,018	44,018	—	—

20.     Regulatory matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions - by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2006 and 2005, the Company and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2006, the most recent notifications from the FRB and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt correction action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company’s or the Bank’s regulatory capital categorization.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

The Company’s actual and required capital amounts and ratios are presented in the following table:

					Regulatory minimum
					to be “well capitalized”
			Regulatory minimum		under prompt
			to be “adequately		corrective action
	Actual		capitalized”		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Tier 1 capital
(to average assets)	$210,272	9.8%	$85,627	4.0%	$107,034	5.0%
Tier 1 capital
(to risk-weighted assets)	210,272	10.0	84,212	4.0	128,441	6.0
Total capital
(to risk-weighted assets)	236,968	11.3	168,425	8.0	214,068	10.0
December 31, 2005:
Tier 1 capital
(to average assets)	116,667	9.3	50,179	4.0	62,725	5.0
Tier 1 capital
(to risk-weighted assets)	116,667	9.8	47,451	4.0	71,177	6.0
Total capital
(to risk-weighted assets)	131,877	11.1	94,903	8.0	118,628	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table:

					Regulatory minimum
					to be “well capitalized”
			Regulatory minimum		under prompt
			to be “adequately		corrective action
	Actual		capitalized”		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Tier 1 capital
(to average assets)	$206,303	9.7%	$85,363	4.0%	$106,704	5.0%
Tier 1 capital
(to risk-weighted assets)	206,303	9.8	84,076	4.0	128,045	6.0
Total capital
(to risk-weighted assets)	232,584	11.1	168,152	8.0	213,409	10.0
December 31, 2005:
Tier 1 capital
(to average assets)	114,746	9.2	50,043	4.0	62,554	5.0
Tier 1 capital
(to risk-weighted assets)	114,746	9.7	47,362	4.0	71,042	6.0
Total capital
(to risk-weighted assets)	129,437	10.9	94,723	8.0	118,404	10.0

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

22.     Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$3,479	$882
Investment securities available-for-sale	1,406	2,112
Investment in subsidiary	323,091	121,739
Other assets	2,207	763
Total assets	$330,183	$125,496
Liabilities and stockholders’ equity:
Junior subordinated debentures	$68,558	$20,619
Other liabilities	549	501
Stockholders’ equity	261,076	104,376
Total liabilities and stockholders’ equity	$330,183	$125,496

CONDENSED STATEMENTS OF INCOME
	Years ended December 31,
	2006	2005	2004
Income:
Interest and other dividend income	$47	$20	$22
Gains on sales of investment securities available-for-sale	594	—	182
Total income	641	20	204
Expenses:
Administrative	1,455	517	220
Interest	3,438	1,026	40
Other	425	261	274
Total expenses	5,318	1,804	534
Net loss before credit for income taxes, dividends from the Bank and
equity in undistributed net net earnings of subsidiary	(4,677)	(1,784)	(330)
Credit for income taxes	1,777	672	126
Net loss before dividends from the Bank and equity in undistributed net
earnings of subsidiary	(2,900)	(1,112)	(204)
Dividends from the Bank	3,700	5,475	3,350
Equity in undistributed net earnings of subsidiary	34,877	18,073	12,862
Net income	$35,677	$22,436	$16,008

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$35,677	$22,436	$16,008
Adjustments to reconcile net income to net cash provided
by operating activities:
Dividends from the Bank	3,700	5,475	3,350
Equity in undistributed net earnings of subsidiary	(38,577)	(23,548)	(16,213)
Gain on sales of investment securities available-for-sale	(594)	—	(182)
Stock-based compensation expense	1,149	—	—
Increase in other assets	(1,444)	(5)	(623)
Increase in other liabilities	174	22	659
Net cash provided by operating activities	85	4,380	2,999
Cash flows from investing activities:
Investment in subsidiary	(41,500)	—	(20,000)
Proceeds from sales of investment securities available-for-sale	975	—	405
Purchase of investment securities available-for-sale	—	—	(70)
Net cash used by investing activities	(40,525)	—	(19,665)
Cash flows from financing activities:
Cash dividends paid	(8,136)	(5,572)	(4,401)
Net proceeds from issuance of junior subordinated debentures	47,939	—	20,000
Amortization of unearned compensation on restricted stock	—	304	125
Tax benefit from non-qualified stock options exercised	625	—	—
Proceeds from stock options exercised and related tax benefits	2,609	1,037	1,232
Net cash provided (used) by financing activities	43,037	(4,231)	16,956
Net increase in cash and cash equivalents	2,597	149	290
Cash and cash equivalents at beginning of year	882	733	443
Cash and cash equivalents at end of year	$3,479	$882	$733

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2006

(Dollars in thousands, except per share amounts)

23.     Selected quarterly financial data (unaudited)

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2006 and 2005. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$42,048	$40,329	$34,493	$21,727
Interest expense	13,973	12,347	9,180	4,821
Net interest income	28,075	27,982	25,313	16,906
Loan loss provision	1,500	2,200	1,200	1,100
Net interest income after loan loss provision	26,575	25,782	24,113	15,806
Noninterest income	4,782	5,789	4,359	3,225
Noninterest expenses	15,211	14,658	13,594	9,500
Income before income taxes	16,146	16,913	14,878	9,531
Provision for income taxes	5,923	6,393	5,872	3,603
Net income	$10,223	$10,520	$9,006	$5,928
Basic earnings per common share	$0.36	$0.37	$0.34	$0.28
Fully diluted earnings per common share	$0.36	$0.37	$0.33	$0.27

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$20,991	$19,317	$17,049	$15,480
Interest expense	4,300	3,727	2,922	2,336
Net interest income	16,691	15,590	14,127	13,144
Loan loss provision	—	1,150	1,000	900
Net interest income after loan loss provision	16,691	14,440	13,127	12,244
Noninterest income	3,332	3,493	3,272	2,972
Noninterest expenses	9,232	8,603	8,416	7,950
Income before income taxes	10,791	9,330	7,983	7,266
Provision for income taxes	3,964	3,158	3,063	2,749
Net income	$6,827	$6,172	$4,920	$4,517
Basic earnings per common share	$0.32	$0.29	$0.23	$0.22
Fully diluted earnings per common share	$0.31	$0.28	$0.22	$0.21

These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

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

Changes in Internal Controls

     During 2006, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

     It is also management’s responsibility to ensure satisfactory compliance with all designated laws regulations, and in particular, those laws and regulations concerning loans to insiders and dividend restrictions. Management also believes that there was satisfactory compliance during 2006 with designated laws and regulations.

     The Company’s independent registered public accounting firm, Symonds, Evans & Company, P.C., have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 41 of this annual report.

ITEM 9B.     OTHER INFORMATION

     None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” and “Compliance with Section 16(a),” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2006 (the “Proxy Statement”), and is incorporated into this report by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the headings “Compensation Discussion & Analysis (CD&A) in the Proxy Statement and is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

     Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Management and Others” in the Proxy Statement and is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     Information concerning certain relationships and related transactions required by this item is set forth under the heading “Certain Relationships and Related Transactions” and the information concerning director independence is set forth under the heading of “The Board of Directors Composition and Responsibilities” in the Proxy Statement and is incorporated into this report by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees paid to our independent auditors required by this item is included under the heading “Fees Billed by Independent Auditor” in the Proxy Statement and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	The financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 40.

	(2)	Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

	(3)	Exhibits.

The list of exhibits has been intentionally omitted. Upon written request, we will provide to you, without charge, a copy of the list of exhibits and/or a specific exhibit as filed with the Securities and Exchange Commission. Written requests to obtain a list of exhibits or any exhibit should be sent to Bank of the Cascades, 1100 NW Wall Street, Bend, Oregon 97701, Attention: Investor Relations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP		CASCADE BANCORP

/s/ Patricia L. Moss		/s/ Gregory D. Newton
Patricia L. Moss		Gregory D. Newton
President/Chief Executive Officer		Executive Vice President/Chief Financial Officer

Date:	2/26/07	Date:	2/26/07

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres	2/26/07
Jerol E. Andres, Director/Vice Chairman	Date

/s/ Gary L. Capps	2/26/07
Gary L. Capps, Director	Date

/s/ Gary L. Hoffman	3/1/07
Gary L. Hoffman, Director/Chairman	Date

/s/ Henry H. Hewitt	2/26/07
Henry H. Hewitt, Director	Date

/s/ Judi Johansen	2/26/07
Judi Johansen, Director	Date

/s/ Clarence Jones	2/26/07
Clarence Jones, Director	Date

/s/ Patricia L. Moss	2/26/07
Patricia L. Moss, Director/President & CEO	Date

/s/ Ryan R. Patrick	2/26/07
Ryan R. Patrick, Director	Date

/s/ James E. Petersen	2/26/07
James E. Petersen, Director	Date

/s/ Thomas M. Wells	2/26/07
Thomas M. Wells, Director	Date

EXHIBITS INDEX

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated, filed as exhibit 3.2 to registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.1	Registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

10.2	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

10.3	Deferred Compensation Plans. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant’s Form 10-KSB filed December 31, 1995, and incorporated herein by reference.

10.4	2002 Equity Incentive Plan. Filed as an exhibit to the registrant’s filing on Form S-8/A, as filed with the Securities and Exchange Commission on April 23, 2003, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 69 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002