Form 10-Q
period 2007-03-31
CASCADE BANCORP
filed 2007-05-10
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  28,461,591 shares of no par value Common Stock as of April 30, 2007.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2007

PART I

Item 1.   Financial Statements

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Dollars in thousands)
(unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents:
Cash and due from banks	$61,815	$54,962
Interest bearing deposits with Federal Home Loan Bank	10,459	47
Federal funds sold	7,800	650

Total cash and cash equivalents	80,074	55,659
Investment securities available-for-sale	106,852	103,228
Investment securities held-to-maturity	3,692	3,695
Federal Home Loan Bank stock	6,991	6,991
Loans, net	1,907,837	1,863,677
Premises and equipment, net	36,356	40,553
Goodwill	105,047	105,047
Core deposit intangibles	10,687	11,082
Bank-owned life insurance	32,188	31,730
Accrued interest and other assets	27,442	27,652

Total assets	$2,317,166	$2,249,314

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$506,775	$509,920
Interest bearing demand	894,141	791,768
Savings	44,466	46,522
Time	349,090	313,406

Total deposits	1,794,472	1,661,616
Junior subordinated debentures	68,558	68,558
Federal funds purchased	—	15,177
Other borrowings	118,222	171,290
Customer repurchase agreements	38,227	44,018
Accrued interest and other liabilities	28,418	27,579

Total liabilities	2,047,897	1,988,238
Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized; 28,446,129 issued and outstanding (28,330,259 in 2006)	163,321	162,199
Retained earnings	105,075	98,112
Accumulated other comprehensive income	873	765

Total stockholders’ equity	269,269	261,076

Total liabilities and stockholders’ equity	$2,317,166	$2,249,314

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Three Months ended March 31, 2007 and 2006
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,

	2007	2006

Interest income:
Interest and fees on loans	$39,837	$20,739
Taxable interest on investments	1,316	556
Nontaxable interest on investments	80	47
Interest on federal funds sold	56	265
Interest on interest bearing deposits with Federal Home Loan Bank	81	120
Dividends on Federal Home Loan Bank stock	7	—

Total interest income	41,377	21,727
Interest expense:
Deposits:
Interest bearing demand	6,875	3,317
Savings	57	29
Time	3,598	513
Junior subordinated debentures and other borrowings	4,301	961

Total interest expense	14,831	4,820

Net interest income	26,546	16,907
Loan loss provision	1,050	1,100

Net interest income after loan loss provision	25,496	15,807
Non-interest income:
Service charges on deposit accounts	2,207	1,463
Mortgage loan origination and processing fees	435	457
Gains on sales of mortgage loans, net	241	102
Card issuer and merchant services fees, net	887	611
Earnings on bank-owned life insurance	458	169
Other income	1,318	422

Total noninterest income	5,546	3,224
Non-interest expense:
Salaries and employee benefits	9,214	5,855
Occupancy and equipment, net	1,576	1,037
Communications	548	295
Advertising	317	161
Other expenses	4,145	2,152

Total noninterest expense	15,800	9,500

Income before income taxes	15,242	9,531
Provision for income taxes	5,721	3,603

Net income	$9,521	$5,928

Basic earnings per common share	$0.34	$0.28

Diluted earnings per common share	$0.33	$0.27

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2007 and 2006
(Dollars in thousands, except per share amounts)
(unaudited)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2005		$33,706	$70,571	$(442)	$541	$104,376
Comprehensive income:
Net income	$5,928	—	5,928	—	—	5,928
Other comprehensive loss, net of tax:
Unrealized gains on securities available-for-sale	59	—	—	—	59	59

Comprehensive income	$5,987

Transfer to common stock due to implementation of SFAS 123R		(442)	—	442	—	—
Cash dividends paid		—	(1,535)	—	—	(1,535)
Stock-based compensation expense		273	—	—	—	273
Stock options exercised (206,537)		993	—	—	—	993
Tax benefit from non-qualified stock options exercised		316	—	—	—	316

Balance at March 31, 2006		$34,846	$74,964	$—	$600	$110,410

Balance at December 31, 2006		$162,199	$98,112	$—	$765	$261,076
Comprehensive income:
Net income	$9,521	—	9,521	—	—	9,521
Other comprehensive loss, net of tax:
Unrealized gains on securities available-for-sale	108	—	—	—	108	108

Comprehensive income	$9,629

Cash dividends paid		—	(2,558)	—	—	(2,558)
Stock-based compensation expense		436	—	—	—	436
Stock options exercised (83,382)		548	—	—	—	548
Tax benefit from non-qualified stock options exercised		138	—	—	—	138

Balance at March 31, 2007		$163,321	$105,075	$—	$873	$269,269

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2007 and 2006
(Dollars in thousands)
(unaudited)

	Three months ended March 31,

	2007	2006

Net cash provided by operating activities	$12,418	$1,829
Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	5,394	2,508
Purchases of investment securities available-for-sale	(8,992)	(7,120)
Net increase in loans	(44,725)	(82,528)
Purchases of premises and equipment	(1,028)	(409)
Proceeds from sales of premises and equipment	4,400	—

Net cash used in investing activities	(44,951)	(87,549)
Financing activities:
Net increase in deposits	132,856	50,803
Cash dividends paid	(2,558)	(1,535)
Stock options exercised	548	993
Tax benefit from non-qualified stock options exercised	138	316
Proceeds from issuance of junior subordinated debentures	—	27,320
Net decrease in federal funds purchased	(15,177)	—
Net decrease in other borrowings	(58,859)	(3,304)

Net cash provided by financing activities	56,948	74,593

Net increase (decrease) in cash and cash equivalents	24,415	(11,127)
Cash and cash equivalents at beginning of period	55,659	107,709

Cash and cash equivalents at end of period	$80,074	$96,582

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)

1.       Basis of Presentation

          The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), an Oregon chartered financial holding company, and its wholly-owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company” or “Cascades”).  The Bank also operates in Idaho under the name Farmers & Merchants, a Bank of the Cascades company.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          The condensed consolidated balance sheet data as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2006 Annual Report to Shareholders.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including the notes thereto, included in the Company’s 2006 Annual Report to Shareholders.

          All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect a 5-for-4 stock split that was declared in October 2006.

          Certain amounts for 2006 have been reclassified to conform with the 2007 presentation.

2.        Investment Securities

          Investment securities at March 31, 2007 and December 31, 2006 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

3/31/2007
Available-for-sale
U.S. Agency mortgage-backed securities	$76,146	$665	$209	$76,602
U.S. Government and agency securities	19,139	195	2	19,332
Obligations of state and political subdivisions	5,356	19	13	5,362
U.S. Agency asset-backed securities	3,837	31	—	3,868
Equity securities	576	717	—	1,293
Mutual fund	392	3	—	395

	$105,446	$1,630	$224	$106,852

Held-to-maturity
Obligations of state and political subdivisions	$3,692	$18	$29	$3,681

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

12/31/2006
Available-for-sale
U.S. Agency mortgage-backed securities	$72,420	$387	$197	$72,610
U.S. Government and agency securities	19,128	195	5	19,318
Obligations of state and political subdivisions	5,481	21	17	5,485
U.S. Agency asset-backed securities	4,002	18	1	4,019
Equity securities	576	830	—	1,406
Mutual fund	388	2	—	390

	$101,995	$1,453	$220	$103,228

Held-to-maturity
Obligations of state and political subdivisions	$3,695	$22	$30	$3,687

          The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less than 12 months		12 months or more		Total

	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

U.S. Agency mortgage-backed securities	$5,483	$117	$10,529	$92	$16,012	$209
U.S Government and agency securities	—	—	2,895	2	2,895	2
U.S. Agency asset-backed securities	—	—	—	—	—	—
Obligations of state and political subdivisions	1,308	1	3,686	41	4,994	42

	$6,791	$118	$17,110	$135	$23,901	$253

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

3.       Loans and Reserve for Loan Losses

          The composition of the loan portfolio at March 31, 2007 and December 31, 2006 was as follows (dollars in thousands):

Loan portfolio	March 31, 2007	% of gross loans	December 31, 2006	% of gross loans

Commercial	$579,627	30%	$560,728	30%
Real Estate:
Construction/lot	610,677	32%	588,251	31%
Mortgage	82,311	4%	80,860	4%
Commercial	605,635	31%	606,340	32%
Consumer	53,649	3%	51,083	3%

Total loans	1,931,899	100%	1,887,262	100%

Less reserve for loan losses	24,062		23,585

Total loans, net	$1,907,837		$1,863,677

          Mortgage real estate loans include mortgage loans held for sale of approximately $2,673,000 at March 31, 2007 and approximately $3,027,000 at December 31, 2006.  In addition, the above loans are net of deferred loan fees of approximately $5,459,000 at March 31, 2007 and $5,664,000 at December 31, 2006.

          Reserves for unfunded commitments (which are classified as other liabilities) totaled approximately $3.4 million at March 31, 2007 and $3.2 million at December 31, 2006.

          Transactions in the reserve for loan losses for the three months ended March 31, 2007 and 2006 were as follows (dollars in thousands):

	Three months ended March 31,

Reserve for loan losses	2007	2006

Balance at beginning of period	$23,585	$14,688
Loan loss provision	1,050	1,100
Recoveries	298	214
Loans charged off	(871)	(180)

Balance at end of period	$24,062	$15,822

          At March 31, 2007 the Bank had approximately $781.6 million in outstanding commitments to extend credit, compared to approximately $713.9 million at year-end 2006.

4.       Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006

Loans on non-accrual status	$7,651	$2,679
Loans past due 90 days or more but not on non-accrual status	—	—
Other real estate owned	—	326

Total non-performing assets	$7,651	$3,005

Percentage of non-performing assets to total assets	0.33%	0.13%

          The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful.  Interest income that was reversed and charged against income in 2007 and 2006 was immaterial.

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

          At March 31, 2007, impaired loans were approximately $7.4 million and related specific valuation allowances were $40,000.  At December 31, 2006, impaired loans were approximately $2.7 million and related specific valuation allowances were $.4 million.  Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant.

5.       Mortgage Servicing Rights

          At March 31, 2007 and December 31, 2006, the Bank held servicing rights to mortgage loans with principal balances of approximately $493.9 million and $494.9 million, respectively.  Because these loans are sold to Fannie Mae, a U.S. government sponsored enterprise, they are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.  However, as of March 31, 2007, management is not aware of any material mortgage loans that will be subject to repurchase.

          Other assets in the accompanying condensed consolidated balance sheets include capitalized mortgage servicing rights (MSRs) accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4.0 and $4.1 million at March 31, 2007 and December 31, 2006, respectively.  The fair value of MSRs was approximately $5.4 million at March 31, 2007 and $5.6 million at December 31, 2006.  Activity in MSRs for the three months ended March 31, 2007 and 2006 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Three months ended March 31,

	2007	2006

Balance at beginning of period	$4,096	$4,439
Additions	212	249
Amortization	(317)	(329)

Balance at end of period	$3,991	$4,359

6.      Time Deposits

          Time deposits in excess of $100,000 aggregated approximately $189,158 and $199,532 at March 31, 2007 and December 31, 2006, respectively.

          At March 31, 2007, the scheduled annual maturities of all time deposits were approximately as follows:

2007	$269,000
2008	45,000
2009	14,000
2010	18,000
2011	3,000

$349,000

7.       Junior Subordinated Debentures

          At March 31, 2007, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.

          The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows:

Issuance Trust	Issuance date	Maturity date	Junior subordinated debentures (A)	Interest rate	Effective rate at 3/31/07

Cascade Bancorp Trust I (D)	12/31/04	3/15/2035	$20,619	3-month LIBOR + 1.80% (C)	7.15%
Cascade Bancorp Statutory Trust II (E)	3/31/2006	6/15/2036	13,660	6.619% (B)	6.62%
Cascade Bancorp Statutory Trust III (E)	3/31/2006	6/15/2036	13,660	3-month LIBOR + 1.33% (C)	6.68%
Cascade Bancorp Statutory Trust IV (F)	6/29/2006	9/15/2036	20,619	3-month LIBOR + 1.54% (C)	6.89%

Totals			$68,558

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

          In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at March 31, 2007 and December 31, 2006, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

          Interest payments on all TPS are made on a quarterly basis on March 15, June 15, September 15 and December 15.

8.       Other Borrowings

          At March 31, 2007 the Bank had a total of $92.2 million in long-term borrowings from FHLB with maturities from 2008 to 2025, bearing a weighted-average interest rate of 4.83%.  In addition, at March 31, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $26.0 million and $.1 million, respectively.  At year-end 2006, the Bank had a total of $120.4 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 4.77%.  In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and 2.1 million, respectively.  See “Liquidity and Sources of Funds” section on page 21 for further discussion.

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

          The numerators and denominators used in computing basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 can be reconciled as follows (dollars and share data in thousands):

	Three months ended March 31,

	2007	2006

Net income	$9,521	$5,928

Weighted-average shares outstanding - basic	28,269	21,280
Basic net income per common share	$0.34	$0.28

Incremental shares arising from stock-based compensation	438	650
Weighted-average shares outstanding - diluted	28,707	21,930
Diluted net income per common share	$0.33	$0.27

10.     Stock-Based Compensation

          Under the Company’s stock-based compensation plans approved by shareholders, the Company’s Board of Directors (the Board) - at their discretion - may grant Incentive Stock Options (ISOs), Non-qualified Stock Options (NSOs) and/or restricted stock to key employees and directors. These stock-based compensation programs were established to reward employees and directors who contribute to the success and profitability of the Company and to give such employees and directors a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s continued success. These programs also assist the Company in attracting and retaining key employees and qualified corporate directors.

          In addition, within the stock-based compensation programs, the Board - at their discretion - may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose.  For ISOs, the option strike price must be no less than 100% of the stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of the stock price at the grant date, and all grants to date have been at 100%.  Restricted stock must be at fair market value on grant date.  Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules.  All options expire after a period of ten years from date of grant.

          Stock-based compensation expense related to stock options for the three months ended March 31, 2007 and 2006 was approximately $210,000 and $137,000, respectively.  As of March 31, 2007, there was approximately $1,896,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

          The Company has historically granted the majority of its annual stock-based compensation awards during the first quarter of each year.  During the three months ended March 31, 2007 and 2006, the Company granted 132,962 and 62,170 stock options respectively.  The fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $9.19 and $7.28 per option, respectively.  The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,

	2007	2006

Dividend yield	1.3%	1.4%
Expected volatility	29.9%	34.2%
Risk-free interest rate	4.8%	4.3%
Expected option lives	6 years	6 years

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

          The following table presents the activity related to stock options under all plans for the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2006	770,095	$9.79	N/A	N/A
Granted	132,962	27.32	N/A	N/A
Exercised	(83,382)	7.22	N/A	N/A
Cancelled	(7,443)	19.57	N/A	N/A

Options outstanding at March 31, 2007	812,232	$12.83	6.36	$10,646

Options exercisable at March 31, 2007	550,402	$10.76	8.10	$9,811

          In addition, during the three months ended March 31, 2007, the Company granted a total of 32,488 shares of nonvested restricted stock at a weighted average grant date fair value of $27.32 per share (approximately $888,000).  The restricted stock is scheduled to vest over periods of one to four years from the grant date.   Restricted stock is reported as an increase to common stock in the accompanying condensed consolidated financial statements at March 31, 2007 and December 31, 2006.  The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

          As of March 31, 2007, unrecognized compensation cost related to nonvested restricted stock totaled approximately $2.0 million.  Total expense recognized by the Company for nonvested restricted stock for the three months ended March 31, 2007 and 2006 was approximately $.2 million and $.1 million, respectively.  The following table presents the activity for nonvested restricted stock for the three months ended March 31, 2007.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)

Nonvested as of December 31, 2006	104,724	$18.58	N/A
Granted	32,488	27.32	N/A
Vested	(4,406)	20.99	N/A
Cancelled	—	—	N/A

Nonvested as of March 31, 2007	132,806	$20.15	2.45

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

          At March 31, 2007, the holdback amount has been reduced to $1.9 million as certain loans have either paid-off or been upgraded and therefore removed from the holdback.

          The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$(8,350)
Investment securities	106,159
Loans, net	493,900
Premises and equipment, net	16,479
Core deposit intangibles (CDI)	11,800
Goodwill	98,695
Other assets	3,302

Total assets acquired	721,985
Deposits	482,707
Borrowings	82,589
Other liabilities	9,637

Total liabilities assumed	574,933

Total purchase price	$147,052

          The accompanying condensed consolidated financial statements include the results of operations of F&M only since April 20, 2006, the date of acquisition.  The following unaudited summary information presents the condensed consolidated results of operations of the Company for the three months ended March 31, 2007 and 2006 on a pro forma basis, as if the F&M acquisition had occurred at January 1, 2006 (dollars and share data in thousands):

	Three Months Ended March 31,

	2007	2006

Net interest income	$26,546	$24,426
Loan loss provision	1,250	1,700

Net interest income after loan loss provision	25,296	22,726
Non-interest income	5,546	4,684
Non-interest expense	15,600	14,651

Income before income taxes	15,242	12,759
Provision for income taxes	5,721	4,811

Net income	$9,521	$7,948

Net income per common share
Basic	$0.34	$0.28
Diluted	$0.33	$0.28
Average shares outstanding
Basic	28,269	27,936
Diluted	28,707	28,626

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

12.    Core Deposit Intangibles

          Net unamortized CDI totaled $10.7 million at March 31, 2007 and $11.1 million at December 31, 2006.  Amortization expense related to the CDI during the three months ended March 31, 2007 and 2006 totaled $395,000 and $26,000, respectively.

          Annual amortization expense for the net CDI is estimated to be as follows (in thousands):

Year ending December 31,

2007	$1,186
2008	1,581
2009	1,533
2010	1,476
2011	1,476
After 2011	3,435

13.    Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company’s condensed consolidated financial statements.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value.  Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The statement also requires additional disclosures. SFAS No. 156 was effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 156 did not have a material impact on the Company’s condensed consolidated financial statements.

          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109” (FIN 48).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more-likely-than-not” recognition threshold it is measured and recognized in the financial statements.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  Tax positions that meet the “more-likely-than-not” recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 during the first quarter of 2007. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that SFAS No. 157 may have on its future consolidated financial statements.

          On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EIFT 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s condensed consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value.  If elected, subsequent changes in fair value would be reported in earnings and the Company would be required to make additional disclosures related to the election to use fair value reporting.  It also requires the Company to display the fair value of those assets and liabilities on the face of the balance sheet for which the Company has elected to use fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2007 and the operating results for the three months then ended, included elsewhere in this report.

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

Highlights for the First Quarter of 2007

•	Earnings Per Share: at $0.33 up 22.6% year-over-year and down compared to $0.36 for the immediately preceding linked-quarter which included $.02 per share of tax related benefits

•	Net Income: up 60.6% year-over-year at $9.5 million and down compared to $10.2 million for the immediately preceding linked-quarter

•	Loan Growth: loans up 70.6% year-over-year and 9.5% on linked-quarter basis (annualized)

•	Deposit Growth: deposits up 60.8% year-over-year and 32.0% on a linked-quarter basis (annualized)

•	Net Interest Margin: decreased to 5.34% vs. 5.85% year-over-year and 5.54% for the linked-quarter

•	Credit Quality: delinquent loans at .05% of total loans; net charge-offs at .12% (annualized)

Financial Performance for the First Quarter:

          The Company reported first quarter 2007 diluted earnings per share (EPS) at $0.33 per share, up 22.6% from the $0.27 reported for the same quarter in 2006.  Net income for the first quarter of 2007 was $9.5 million versus $5.9 million for the first quarter of 2006.  The year-over-year increase was largely due to Cascade’s inclusion of Farmers & Merchants State Bank (F&M) of Idaho which was acquired on April 20, 2006.  The first quarter’s EPS of $0.33 was down from $0.36 for the prior quarter ended December 31, 2006, which benefited from tax related adjustments of approximately $0.02 per share. The net interest margin continued to compress at 5.34% for the quarter due to higher cost of funds and seasonal factors affecting average non-interest bearing deposits (see discussion below).   Return on equity was 14.7% for the first quarter of 2007 and return on assets was a solid 1.70%.

          Loan and deposit volumes turned upward towards the end of the first quarter of 2007, indicating the Company may be emerging from its seasonal slow period that has been exacerbated by the nationwide downturn in real estate.

Loan Growth and Credit Quality:

          At March 31, 2007, Cascade’s loan portfolio was $1.9 billion, up 70.6% compared to the year ago period, largely due to Cascade’s inclusion of loans from the F&M acquisition on April 20, 2006.  Loan growth during the current quarter was approximately $44.6 million or 9.5% on a linked-quarter basis (annualized).  Because much of this loan growth occurred late in the quarter, its effect on interest income was muted for the first quarter as a whole.

          Credit quality metrics remain solid at March 31, 2007, with delinquent loans greater than 30 days past due at 0.05% of total loans compared to 0.18% at December 31, 2006.  Meanwhile, first quarter of 2007 net loan charge-offs were 0.12% (annualized) of total average loans as compared to 0.17% for the linked-quarter.  Non-performing assets (NPA’s) were at $7.7 million or 0.33% of total assets, compared to $3.0 million at year-end 2006.  The increase in NPA’s is concentrated in three real estate development loans in the Southern Oregon region where real estate has softened more than in other markets within Cascade’s footprint.  These NPA’s are adequately reserved for in Cascade’s reserve for loan losses.  Note that residential real estate mortgage delinquency rates in the State of Oregon were the second lowest in the country at 2.6% for the fourth quarter of 2006, while Idaho was tenth at 3.4% compared to a national average of 4.95%.  As an aside, and although not a broad based indicator, the delinquency rate within Cascade’s portfolio of originated/sold residential mortgage loans was under 0.25% in Oregon and under 0.50% in Idaho.

          Cascade’s provision for loan losses and commitments was $1.3 million for the first quarter of 2007, compared to $1.1 million in the year ago period and $1.5 million for the linked-quarter.  The reserve for loan (and commitment) losses was stable at 1.42% of total loans at March 31, 2007, unchanged from December 31, 2006, and compared to 1.40% a year ago.  Of this aggregate amount, the portion classified as a reserve for loan commitments is approximately 0.18% of gross loans.  This amount is recorded as a separate liability in the accompanying condensed consolidated financial statements.  Management believes these reserves are at an appropriate level based upon its evaluation and analysis of portfolio credit quality and prevailing economic conditions.

Deposit Growth:

          At March 31, 2007, deposits were $1.8 billion, up 60.8% compared to the year ago period, largely due to the acquisition of F&M in April 2006.  While average deposits were flat at $1.7 billion on a linked-quarter basis, Cascade experienced a rebound in deposits late in the first quarter of 2007.  At March 31, 2007, deposits were up 32.0% (annualized) compared to December 31, 2006.  Included in this increase was a relatively large customer relationship deposit and a modest increase in brokered funds which accounted for approximately one half of this increase.

          Importantly, it appears that non-interest bearing deposits may have stabilized after several quarters of decline.  At quarter-end March 31, 2007, non-interest bearing deposits were comparable to balances at December 31, 2006.  However, average non-interest bearing deposits during the first quarter of 2007 declined as compared to the immediately preceding quarter, due to seasonal slowing exacerbated by the nationwide downturn in real estate.  Average non-interest bearing deposits were 28.7% of total deposits for the current quarter compared to an average of 31.9% in the prior quarter. At March 31, 2007, non-interest bearing balances were 28.2% of total deposits compared to 30.7% at year-end 2006.

Net Interest Margin and Interest Rate Risk:

          Cascade reported a decline in its net interest margin (NIM) to 5.34% for the first quarter of 2007, compared to 5.54% for the preceding quarter and 5.86% for the year ago quarter.  The NIM compression was primarily a function of higher overall cost of funds resulting from the decline in average non-interest bearing deposits discussed above.  The overall cost of funds (including interest bearing and non-interest bearing) for the first quarter of 2007 was 3.03% as compared to 2.81% in the immediately preceding quarter and 1.72% for the year ago period.  The average cost of funds paid on interest bearing liabilities for the first quarter of 2007 was 4.00% as compared to 3.85% in the preceding quarter and 2.71% for the year ago quarter.  Yields on earning assets during the first quarter of 2007 were modestly higher at 8.31% compared to 8.28% in the immediately preceding quarter and 7.52% in the year ago quarter.  Looking forward, management expects the NIM may continue to ease as a result of ongoing competitive pricing pressures and a persistent flat yield curve that can affect both rate and mix of funding sources.

          The NIM can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions.  Cascade’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets.  Because of its relatively high proportion of non-interest bearing funds, Cascade’s NIM is most adversely affected in the event short term market rates fall to a very low level.  See cautionary “Forward Looking Statements” and Cascade’s Form 10-K report for further information on risk factors including interest rate risk.

Non-Interest Income and Expense:

          Non-interest income for the first quarter of 2007 was $5.5 million, 72.0% above the year ago period primarily due to the inclusion of F&M results and as compared to $4.7 million on a linked-quarter basis.  For the first quarter of 2007, residential mortgage originations totaled $42.5 million, up 11.9% from the year ago period.  Related net mortgage revenue was $.7 million, an increase of 22.1% compared to $.6 million for the year ago period and compared to $.8 million for the prior quarter.

          Non-interest expense for the first quarter of 2007 increased 64.2% compared to the first quarter of 2006 primarily as a result of the acquisition of F&M.  As compared to the immediately preceding quarter, non-interest expense was up 2.9% mainly due to the effect of annual merit salary increases as well as increased staffing levels to support Cascade’s infrastructure and ongoing growth goals.

RESULTS OF OPERATIONS –  Three Months ended March 31, 2007 and 2006

Net Interest Income

          With the acquisition of F&M and ongoing growth in its Oregon markets, net interest income increased 57.0% for the first quarter ended March 31, 2007, as compared to the same quarter in 2006.  Higher yields earned on this larger base of earning assets exceeded the affect of higher cost of funds on incremental liability balances.  During the first quarter of 2007, yields earned on assets increased to 8.31% for the current quarter, as compared to 8.28% in the immediately preceding quarter and 7.52% for the year ago quarter.  Meanwhile, the average rates paid on interest bearing liabilities for the quarter ended March 31, 2007 was at 4.00% versus 3.85% in the prior quarter and 2.71% a year ago.

          Primarily because of higher loan volumes and yields, total interest income increased approximately $19.7 million (or 90.4%) for the three months ended March 31, 2007 as compared to the same period in 2006.  Increased volumes of interest bearing deposits and borrowings in conjunction with higher interest rates paid caused total interest expense to increase approximately $10.0 million (or 207.7%) for the three months ended March 31, 2007, as compared to the same period in 2006.

Average Balances and Average Rates Earned and Paid

          The following table sets forth for the quarter ended March 31, 2007 and 2006 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Quarter ended March 31, 2007			Quarter ended March 31, 2006

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$98,906	$1,316	5.40%	$54,661	$556	4.13%
Non-taxable securities (1)	9,095	107	4.77%	6,450	65	4.09%
Interest bearing balances due from FHLB	6,260	81	5.25%	11,356	120	4.29%
Federal funds sold	4,567	56	4.97%	24,291	265	4.42%
Federal Home Loan Bank stock	6,991	7	0.41%	3,241	—	0.00%
Loans (1)(2)(3)(4)	1,897,656	39,911	8.53%	1,076,155	20,800	7.84%

Total earning assets/interest income	2,023,475	41,478	8.31%	1,176,154	21,806	7.52%
Reserve for loan losses	(23,975)			(14,931)
Cash and due from banks	66,011			47,534
Premises and equipment, net	39,091			22,759
Bank-owned life insurance	31,902			16,105
Accrued interest and other assets	140,944			15,208

Total assets	$2,277,448			$1,262,829

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$823,393	$6,875	3.39%	$533,033	$3,317	2.52%
Savings deposits	45,120	57	0.51%	34,600	29	0.34%
Time deposits	319,281	3,598	4.57%	69,851	513	2.98%
Other borrowings and F&M Holdback	316,868	4,301	5.50%	84,341	961	4.62%

Total interest bearing liabilities/interest expense	1,504,662	14,831	4.00%	721,825	4,820	2.71%
Demand deposits	478,677			416,803
Other liabilities	30,812			18,156

Total liabilities	2,014,151			1,156,784
Stockholders’ equity	263,297			106,045

Total liabilities and stockholders’ equity	$2,277,448			$1,262,829

Net interest income		$26,647			$16,986

Net interest spread			4.32%			4.81%

Net interest income to earning assets (5)			5.34%			5.86%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was insignificant for 2007 and 2006.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $1,471,000 in 2007 and $849,000 in 2006.
(4)	Includes mortgage loans held for sale.
(5)	NIM has been adjusted to reflect municipal loans and securities on a tax-equivalent basis.

Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2007, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2007 compared to 2006

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$19,111	$15,878	$3,233
Investments and other	561	208	353

Total interest income	19,672	16,086	3,586
Interest expense:
Interest on deposits:
Interest bearing demand	3,558	1,807	1,751
Savings	28	9	19
Time deposits	3,085	1,832	1,253
Other borrowings	3,340	2,649	691

Total interest expense	10,011	6,297	3,714

Net interest income	$9,661	$9,789	$(128)

Provision for Loan Losses and Unfunded Commitments

          At March 31, 2007, the reserve for losses on loans and loan commitments was 1.42% of outstanding loans, as compared to 1.40% for the year ago period.  The loan loss provision was $1.1 million for first quarter of 2007 and 2006, respectively.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for loan losses.  At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

          Non-interest income increased 72.0% for the quarter ended March 31, 2007 compared to the year ago period, largely due to the acquisition of F&M.  Increases were evident in service charges on deposit accounts, increased income related to card issuer and merchant services, earnings on bank-owned life insurance and other income.  Service charge revenue increased primarily due to increased customer base in connection with the F&M acquisition and the utilization of overdraft protection products.  Card issuer and merchant services income increased primarily as a result of the F&M acquisition. Earnings on bank-owned life insurance increased due to the purchase of additional life insurance contracts late in the fourth quarter of 2006.  Other income increased as a result of F&M and a gain of approximately $.4 million on the sale of the Company’s cascade building located in the old mill district of Bend.

          Mortgage revenue increased due to an increase in mortgage originations, as the Company originated $42.5 million in residential mortgages during the quarter ended March 31, 2007, compared to $38.0 million for the year ago quarter and $47.1 million for the immediately preceding quarter.

          Generally accepted accounting principles allow for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At March 31, 2007, the Company serviced $493.9 million in mortgage loans on behalf of its customers, representing approximately 3,700 mortgage loans.  The Company’s MSRs had a book value of $4.0 million compared to a fair value of approximately $5.4 million.  Thus, there was no MSR valuation adjustment for the current quarter.  At March 31, 2007, expressed as a percentage of loans serviced, the book value of MSR was .81% of serviced mortgage loans, while fair value was approximately 1.10% of serviced mortgages.  Fair value as a percentage of loans serviced was estimated at 1.15% a year ago.

Non-Interest Expense

          Non-interest expense increased 66.3% for the first quarter of 2007 as compared to the first quarter of 2006.  Expenses increased primarily due to the acquisition of F&M and attendant higher staffing levels, occupancy related costs and CDI amortization.  In addition, other expenses grew with strong business volumes.

Income Taxes

          Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

          At March 31, 2007 total assets increased 3.0% to $2.3 billion compared to $2.2 billion at December 31, 2006.  Increases in cash and cash equivalents and organic loan growth during the first quarter of 2007 contributed to the overall increase.  Asset growth was funded primarily by increased interest-bearing deposits during the first quarter of 2007.  Included in this increase is a relatively large customer relationship deposit and a modest increase in brokered funds which accounted for approximately one half of this increase. Also, deposit growth is a function of ongoing growth in relationship customer balances and is positively impacted by the strong economies in which Cascade operates.  In addition, the Company was able to reduce its federal funds purchased and other borrowings in the first quarter of 2007, as a result of increased deposits.

          The Company had no material off balance sheet derivative financial instruments as of March 31, 2007 and December 31, 2006.

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

          To supplement its funding sources, the Bank utilizes brokered deposits.  At March 31, 2007, brokered deposits totaled approximately $95.5 million, down from $114.3 million at December 31, 2006. A further source of funds and liquidity is the Company’s capability to borrow from reliable counterparties.  The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs.

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

          The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB).  At March 31, 2007, the FHLB had extended the Bank a secured line of credit of $785.6 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2007, the Bank had collateral with which to pledge for FHLB borrowings totaling $327.1 million.  The Bank also had $57.4 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral.  In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties.  At March 31, 2007, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $823.3 million given sufficient collateral.  However at March 31, 2007, the Company’s collateral availability limited such borrowing capacity to approximately $489.5 million in aggregate.

          Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding.  In addition, more than one-third of total commitments pertain to various construction projects.  Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At March 31, 2007, the Bank had approximately $781.6 million in outstanding commitments to extend credit, compared to approximately $713.9 million at year-end 2006.  Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

JUNIOR SUBORDINATED DEBENTURES

          The purpose of the Company’s $68.6 million of trust preferred securities was to fund the cash portion of the F&M acquisition, to support general corporate purposes and to augment regulatory capital.  Management believes the securities qualify as Tier 1 regulatory capital and are priced at a competitive level.  The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trusts. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The TPS may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.  See footnote 8 of the accompanying condensed consolidated financial statements for additional details.

OTHER BORROWINGS

          At March 31, 2007 the Bank had a total of $92.2 million in long-term borrowings from FHLB with maturities from 2008 to 2025, bearing a weighted-average interest rate of 4.83%.  In addition, at March 31, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $26.0 million and $.1 million, respectively.  At year-end 2006, the Bank had a total of $120.4 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 4.77%.  In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and 2.1 million, respectively.

CAPITAL RESOURCES

          The Company’s total stockholders’ equity at March 31, 2007 was $269.3 million, an increase of $8.2 million from December 31, 2006.  The increase primarily resulted from net income for the three months ended March 31, 2007 of $9.5 million, less cash dividends paid to shareholders of $2.6 million during the same period.  In addition, at March 31, 2007 the Company had accumulated other comprehensive income of approximately $.9 million.

          At March 31, 2007, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 10.20% and 11.47%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

          A summary of the Bank’s off-balance sheet commitments at March 31, 2007 and December 31, 2006 is included in the following table (dollars in thousands):

	March 31, 2007	December 31, 2006

Commitments to extend credit	$724,777	$660,786
Commitments under credit card lines of credit	31,021	29,284
Standby letters of credit	25,851	23,825

Total off-balance sheet financial instruments	$781,649	$713,895

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

          There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.     Controls and Procedures

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

          Changes in Internal Controls

          During the first quarter of 2007, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors

          There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a), (b), (c): The Company held its annual meeting of shareholders on April 23, 2007.  The record date for the meeting was February 23, 2007, at which time there were 28,410,764 shares of common stock outstanding.  Holders of 26,183,185 shares (92.2%) were present at the meeting in person or by proxy.

          Proposal 1.          Election of Directors:

          The following persons were elected as directors to serve the terms stated below:

Name	Term expires	Votes “FOR”	Votes “WITHHELD”

Gary L. Hoffman	2010	25,975,988	161,886
Patricia L. Moss	2010	26,050,546	87,338
Thomas M. Wells	2010	26,003,081	134,803

          The following directors continue with terms of office that expire after the annual meeting: Gary L. Capps (2008), James E. Petersen (2008), Ryan R. Patrick (2008), Jerol E. Andres (2009), Henry H. Hewitt (2009), Judith A. Johansen (2009), and Clarence Jones (2009.

Proposal 2.	Ratifying the appointment of Symonds, Evans & Company, P.C. as the Company’s independent auditors for 2007:

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”

26,060,334	54,660	22,889

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

CASCADE BANCORP

(Registrant)

Date 5/7/07	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date 5/7/07	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer