Form 10-Q
period 2007-06-30
CASCADE BANCORP
filed 2007-08-09
CIK 865911

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to
                                          --------    ------

                         Commission file number: 0-23322

                                 CASCADE BANCORP
             (Exact name of Registrant as specified in its charter)

             Oregon                                       93-1034484
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

                        --------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer |_| Accelerated filer |X| Non-accelerated file |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 28,481,495 shares of no par value Common Stock as of July 26, 2007.

================================================================================

                          CASCADE BANCORP & SUBSIDIARY
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  JUNE 30, 2007

                                      INDEX

PART I:  FINANCIAL INFORMATION                                                                Page
                                                                                              ----
Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets:
            June 30, 2007 and December 31, 2006............................................  3

            Condensed Consolidated Statements of Income:
            Six months and three months ended June 30, 2007 and 2006 ......................  4

            Condensed Consolidated Statements of Changes in Stockholders' Equity:
            Six months and three months ended June 30, 2007 and 2006.......................  5

            Condensed Consolidated Statements of Cash Flows:
            Six months ended June 30, 2007 and 2006........................................  6

            Notes to Condensed Consolidated Financial Statements...........................  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................... 17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................... 24

Item 4.     Controls and Procedures........................................................ 24

PART II:  OTHER INFORMATION

Item 1A.    Risk Factors................................................................... 25

Item 6.     Exhibits....................................................................... 25

SIGNATURES................................................................................. 26

                                     PART I

Item 1. Financial Statements

                          Cascade Bancorp & Subsidiary
                      Condensed Consolidated Balance Sheets
                       June 30, 2007 and December 31, 2006
                             (Dollars in thousands)
                                   (unaudited)

                                                                      June 30,     December 31,
                                                                        2007           2006
                                                                    ------------   ------------
  ASSETS
  Cash and cash equivalents:
        Cash and due from banks                                     $     58,707   $     54,962
        Interest bearing deposits with Federal Home Loan Bank                167             47
        Federal funds sold                                                   469            650
                                                                    ------------   ------------
              Total cash and cash equivalents                             59,343         55,659
  Investment securities available-for-sale                               101,989        103,228
  Investment securities held-to-maturity                                   2,485          3,695
  Federal Home Loan Bank stock                                             6,991          6,991
  Loans, net                                                           1,934,434      1,863,677
  Premises and equipment, net                                             36,935         40,553
  Goodwill                                                               105,047        105,047
  Core deposit intangibles                                                10,292         11,082
  Bank-owned life insurance                                               32,573         31,730
  Accrued interest and other assets                                       31,014         27,652
                                                                    ------------   ------------
                    Total assets                                    $  2,321,103   $  2,249,314
                                                                    ============   ============
  LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities:
        Deposits:
              Demand                                                $    479,649   $    509,920
              Interest bearing demand                                    870,264        791,768
              Savings                                                     40,624         46,522
              Time                                                       395,112        313,406
                                                                    ------------   ------------
                    Total deposits                                     1,785,649      1,661,616
        Junior subordinated debentures                                    68,558         68,558
        Federal funds purchased                                            4,905         15,177
        Other borrowings                                                 139,705        171,290
        Customer repurchase agreements                                    20,784         44,018
        Accrued interest and other liabilities                            24,601         27,579
                                                                    ------------   ------------
                    Total liabilities                                  2,044,202      1,988,238
  Stockholders' equity:
        Common stock, no par value;
              35,000,000 shares authorized;
             28,478,420 issued and outstanding (28,330,259 in 2006)      164,045        162,199
        Retained earnings                                                112,696         98,112
        Accumulated other comprehensive income                               160            765
                                                                    ------------   ------------
                    Total stockholders' equity                           276,901        261,076
                                                                    ------------   ------------
                    Total liabilities and stockholders' equity      $  2,321,103   $  2,249,314
                                                                    ============   ============

See accompanying notes.

                          Cascade Bancorp & Subsidiary
                   Condensed Consolidated Statements of Income
            Six Months and Three Months ended June 30, 2007 and 2006
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                            Six months ended     Three months ended
                                                                 June 30,             June 30,
                                                           --------   --------   --------   --------
                                                             2007       2006       2007       2006
                                                           --------   --------   --------   --------
Interest income:
     Interest and fees on loans                            $ 81,568   $ 53,578   $ 41,731   $ 32,839
     Taxable interest on investments                          2,656      1,934      1,340      1,378
     Nontaxable interest on investments                         156        126         76         79
     Interest on federal funds sold                             107        370         51        104
     Interest on interest bearing deposits
          with Federal Home Loan Bank                           192        213        111         93
     Dividends on Federal Home Loan Bank stock                   17         --         10         --
                                                           --------   --------   --------   --------
              Total interest income                          84,696     56,221     43,319     34,493

Interest expense:
     Deposits:
          Interest bearing demand                            14,213      7,807      7,338      4,490
          Savings                                               108         85         51         56
          Time                                                7,972      2,179      4,374      1,667
     Junior subordinated debentures and other borrowings      8,313      3,930      4,012      2,967
                                                           --------   --------   --------   --------
              Total interest expense                         30,606     14,001     15,775      9,180
                                                           --------   --------   --------   --------
Net interest income                                          54,090     42,220     27,544     25,313
Loan loss provision                                           2,050      1,576      1,000        716
                                                           --------   --------   --------   --------
Net interest income after loan loss provision                52,040     40,644     26,544     24,597

Non-interest income:
     Service charges on deposit accounts                      4,698      3,479      2,491      2,016
     Mortgage loan origination and processing fees              939        914        504        457
     Gains on sales of mortgage loans, net                      498        422        257        319
     Card issuer and merchant services fees, net              1,950      1,407      1,063        796
     Earnings on bank-owned life insurance                      843        362        385        193
     Other income                                             1,891      1,000        572        578
                                                           --------   --------   --------   --------
              Total noninterest income                       10,819      7,584      5,272      4,359

Non-interest expense:
     Salaries and employee benefits                          18,336     14,347      9,122      8,492
     Occupancy and equipment, net                             3,227      2,466      1,652      1,429
     Communications                                           1,020        669        472        374
     Advertising                                                630        487        313        326
     Other expenses                                           8,137      5,849      3,989      3,457
                                                           --------   --------   --------   --------
               Total noninterest expense                     31,350     23,818     15,548     14,078
                                                           --------   --------   --------   --------

Income before income taxes                                   31,509     24,410     16,268     14,878
Provision for income taxes                                   11,807      9,476      6,087      5,872
                                                           --------   --------   --------   --------
Net income                                                 $ 19,702   $ 14,934   $ 10,181   $  9,006
                                                           ========   ========   ========   ========

Basic earnings per common share                            $   0.70   $   0.62   $   0.36   $   0.34
                                                           ========   ========   ========   ========
Diluted earnings per common share                          $   0.69   $   0.61   $   0.36   $   0.33
                                                           ========   ========   ========   ========

See accompanying notes.

                          Cascade Bancorp & Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2007 and 2006
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                                                     Unearned
                                                                                                                   compensation
                                                                 Comprehensive      Common          Retained       on restricted
                                                                    income           stock          earnings           stock
                                                                 -------------   -------------    -------------    -------------
Balance at December 31, 2005                                                     $      33,706    $      70,571    $        (442)
Comprehensive income:
      Net income                                                 $      14,934              --           14,934               --
      Other comprehensive loss, net of tax:
            Unrealized losses on securities available-for-sale            (358)             --               --               --
                                                                 -------------
Comprehensive income                                             $      14,576
                                                                 =============

Transfer to common stock due to implementation of SFAS 123R                               (442)              --              442
Issuance of stock to acquire F&M Holding Company                                       124,552               --               --
Cash dividends paid                                                                         --           (3,559)              --
Stock-based compensation expense                                                           580               --               --
Stock options exercised (268,848)                                                        1,499               --               --
Tax benefit from non-qualified stock options exercised                                     454               --               --
                                                                                 -------------    -------------    -------------
Balance at June 30, 2006                                                         $     160,349    $      81,946    $          --
                                                                                 =============    =============    =============

Balance at December 31, 2006                                                     $     162,199    $      98,112    $          --

Comprehensive income:
      Net income                                                 $      19,702              --           19,702               --
      Other comprehensive loss, net of tax:
            Unrealized losses on securities available-for-sale            (605)             --               --               --
                                                                 -------------
Comprehensive income                                             $      19,097
                                                                 =============
Cash dividends paid                                                                         --           (5,119)              --
Stock-based compensation expense                                                           841               --               --
Stock options exercised (116,155)                                                          859               --               --
Tax benefit from non-qualified stock options exercised                                     147               --               --
                                                                                 -------------    -------------    -------------
Balance at June 30, 2007                                                         $     164,046    $     112,695    $          --
                                                                                 =============    =============    =============


                                                                  Accumulated
                                                                     other            Total
                                                                 comprehensive    stockholders'
                                                                 income (loss)       equity
                                                                 -------------    -------------
Balance at December 31, 2005                                     $         541    $     104,376
Comprehensive income:
      Net income                                                            --           14,934
      Other comprehensive loss, net of tax:
            Unrealized losses on securities available-for-sale            (358)            (358)

Comprehensive income


Transfer to common stock due to implementation of SFAS 123R                 --               --
Issuance of stock to acquire F&M Holding Company                            --          124,552
Cash dividends paid                                                         --           (3,559)
Stock-based compensation expense                                            --              580
Stock options exercised (268,848)                                           --            1,499
Tax benefit from non-qualified stock options exercised                      --              454
                                                                 -------------    -------------
Balance at June 30, 2006                                         $         183    $     242,478
                                                                 =============    =============
Balance at December 31, 2006                                     $         765    $     261,076

Comprehensive income:
      Net income
                                                                            --           19,702
      Other comprehensive loss, net of tax:
            Unrealized losses on securities available-for-sale            (605)            (605)
Comprehensive income


Cash dividends paid                                                         --           (5,119)
Stock-based compensation expense                                            --              841
Stock options exercised (116,155)                                           --              859
Tax benefit from non-qualified stock options exercised                      --              147
                                                                 -------------    -------------
Balance at June 30, 2007                                         $         160    $     276,901
                                                                 =============    =============

See accompanying notes.

                          Cascade Bancorp & Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                     Six Months ended June 30, 2007 and 2006
                             (Dollars in thousands)
                                   (unaudited)

                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                          2007         2006
                                                                       ----------   -----------
Net cash provided by operating activities                               $  16,465    $  11,434

Investing activities:
      Proceeds from sales of investment securities available-for-sale          --       33,843
      Proceeds from maturities, calls and prepayments of
             investment securities available-for-sale                      15,325       12,259
      Proceeds from maturities and calls of
             investment securities held-to-maturity                           505          130
      Purchases of investment securities available-for-sale               (14,847)     (13,213)
      Purchase of Federal Home Loan Bank stock                                 --       (2,298)
      Net increase in loans                                               (71,370)    (216,664)
      Cash acquired in acquisition of F&M Holding Compay                       --      (30,850)
      Purchases of premises and equipment                                  (2,282)      (1,693)
      Proceeds from sales of premises and equipment                         5,059           --
                                                                        ---------    ---------
             Net cash used in investing activities                        (67,610)    (218,486)
Financing activities:
      Net increase in deposits                                            124,033       92,505
      Cash dividends paid                                                  (5,118)      (3,559)
      Stock options exercised                                                 858        1,499
      Tax benefit from non-qualified stock options exercised                  147          454
      Proceeds from issuance of junior subordinated debentures                 --       47,939
      Net decrease in federal funds purchased                             (10,272)          --
      Net increase (decrease) in other borrowings                         (54,819)      25,775
                                                                        ---------    ---------
             Net cash provided by financing activities                     54,829      164,613
                                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents                        3,684      (42,439)
Cash and cash equivalents at beginning of period                           55,659      107,709
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $  59,343    $  65,270
                                                                        =========    =========

See accompanying notes.

                          Cascade Bancorp & Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (unaudited)

1. Basis of Presentation

      The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), an Oregon chartered financial holding company, and its wholly-owned subsidiary, Bank of the Cascades (the
Bank) (collectively, "the Company" or "Cascades"). Note that on July 6, 2007, the Company announced its branches in Idaho previously operating as Farmers & Merchants a Bank of the Cascades Company, has changed its name to Bank of the Cascades. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      The condensed consolidated balance sheet data as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures contained in the Company's 2006 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including the notes thereto, included in the Company's 2006 Annual Report to Shareholders.

      All issued and outstanding shares, weighted average shares and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect a 5-for-4 stock split that was declared in October 2006.

      Certain amounts for 2006 have been reclassified to conform with the 2007 presentation.

2. Investment Securities

      Investment securities at June 30, 2007 and December 31, 2006 consisted of the following (dollars in thousands):

                                                                      Gross           Gross
                                                    Amortized      unrealized      unrealized       Estimated
                                                      cost            gains          losses        fair value
                                                  -------------   -------------   -------------   -------------
6/30/2007
---------
Available-for-sale
U.S. Agency mortgage-backed securities            $      75,678   $         249   $         590   $      75,337
U.S. Government and agency securities                    16,290              41              11          16,320
Obligations of state and political subdivisions           5,122               1              27           5,096
U.S. Agency asset-backed securities                       3,669              --              16           3,653
Equity securities                                           576             615              --           1,191
Mutual fund                                                 396              --               4             392
                                                  -------------   -------------   -------------   -------------
                                                  $     101,731   $         906   $         648   $     101,989
                                                  =============   =============   =============   =============
Held-to-maturity
Obligations of state and political subdivisions   $       2,485   $           8   $          48   $       2,445
                                                  =============   =============   =============   =============

                                                                      Gross           Gross            xcx
                                                    Amortized      unrealized      unrealized       Estimated
                                                      cost            gains          losses        fair value
                                                  -------------   -------------   -------------   -------------
12/31/2006
----------
Available-for-sale
U.S. Agency mortgage-backed securities            $      72,420   $         387   $         197   $      72,610
U.S. Government and agency securities                    19,128             195               5          19,318
Obligations of state and political subdivisions           5,481              21              17           5,485
U.S. Agency asset-backed securities                       4,002              18               1           4,019
Equity securities                                           576             830              --           1,406
Mutual fund                                                 388               2              --             390
                                                  -------------   -------------   -------------   -------------
                                                  $     101,995   $       1,453   $         220   $     103,228
                                                  =============   =============   =============   =============
Held-to-maturity
Obligations of state and political subdivisions   $       3,695   $          22   $          30   $       3,687
                                                  =============   =============   =============   =============

      The following table presents the fair value and gross unrealized losses of the Bank's investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:

                              Less than 12 months          12 months or more                 Total
                           -------------------------   -------------------------   -------------------------
                           Estimated     Unrealized     Estimated    Unrealized     Estimated    Unrealized
                           fair value      losses      fair value      losses      fair value      losses
                           -----------   -----------   -----------   -----------   -----------   -----------
U.S. Agency mortgage-
  backed securities        $    30,227   $       379   $    10,321   $       211   $    40,548   $       590
U.S Government and
  agency securities              8,183            11            --            --         8,183            11
U.S. Agency asset-
  backed securities              3,653            16            --            --         3,653            16
Obligations of state and
  political subdivisions         3,702            30         2,524            45         6,226            75
Mutual fund                        396             4            --            --           396             4
                           -----------   -----------   -----------   -----------   -----------   -----------
                           $    46,161   $       440   $    12,845   $       256   $    59,006   $       696
                           ===========   ===========   ===========   ===========   ===========   ===========

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

  3. Loans and Reserve for Loan Losses

      The composition of the loan portfolio at June 30, 2007 and December 31, 2006 was as follows (dollars in thousands):

                                June 30,     % of gross     December 31,  % of gross
Loan portfolio                    2007          loans           2006         loans
--------------                 -----------   -----------    -----------   -----------
Commercial                     $   592,164            30%   $   560,728            30%
Real Estate:
   Construction/lot                629,197            32%       588,251            31%
   Mortgage                         83,796             4%        80,860             4%
   Commercial                      603,804            31%       606,340            32%
Consumer                            50,070             3%        51,083             3%
                               -----------   -----------    -----------   -----------
Total loans                      1,959,031           100%     1,887,262           100%
                                             ===========                  ===========
Less reserve for loan losses        24,597                       23,585
                               -----------                  -----------
Total loans, net               $ 1,934,434                  $ 1,863,677
                               ===========                  ===========

      Mortgage real estate loans include mortgage loans held for sale of approximately $3,300,000 at June 30, 2007 and approximately $3,027,000 at December 31, 2006. In addition, the above loans are net of deferred loan fees of approximately $5,783,000 at June 30, 2007 and $5,664,000 at December 31, 2006.

      At June 30, 2007 the Bank had approximately $791.7 million in outstanding commitments to extend credit, compared to approximately $713.9 million at year-end 2006. Reserves for unfunded commitments (which are classified as other liabilities) totaled approximately $3.4 million at June 30, 2007 and $3.2 million at December 31, 2006

      Transactions in the reserve for loan losses and unfunded commitments for the six months ended June 30, 2007 and 2006 were as follows (dollars in thousands):


                                                  Six months ended
                                                      June 30,
                                                --------------------
           Reserve for loan losses                2007        2006
           -----------------------              --------    --------
           Balance at beginning of period       $ 23,585    $ 11,935
           Loan loss provision                     2,050       1,576
           Recoveries                                724         331
           Loans charged off                      (1,762)       (458)
           Reserves acquired from F&M                 --       7,392
                                                --------    --------
           Balance at end of period             $ 24,597    $ 20,776
                                                ========    ========
           Reserve for unfunded commitments
           --------------------------------
           Balance at beginning of period       $  3,213    $  2,753
           Provision for unfunded commitments        200         724
                                                --------    --------
           Balance at end of period             $  3,413    $  3,477
                                                ========    ========

           Reserve for credit losses
           -------------------------
           Reserve for loan losses              $ 24,597    $ 20,776
           Reserve for unfunded commitments        3,413       3,477
                                                --------    --------
           Total reserve for credit losses      $ 28,010    $ 24,253
                                                ========    ========
4.    Non-Performing Assets

      Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2007 and December 31, 2006 (dollars in thousands):

                                              June 30,      December 31,
                                                2007           2006
                                             -----------    -----------
       Loans on non-accrual status           $     8,070    $     2,679
       Loans past due 90 days or more
          but not on non-accrual status               --             --
       Other real estate owned                     1,331            326
                                             -----------    -----------
       Total non-performing assets           $     9,401    $     3,005
                                             ===========    ===========

       Percentage of non-performing assets
          to total assets                           0.41%          0.13%
                                             ===========    ===========

      The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank's policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income in 2007 and 2006 was immaterial.

      During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower's financial condition is such that collection of principal is not probable. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, "Joint Guidance on Overdraft Protection Programs."

      At June 30, 2007, impaired loans were approximately $8.1 million and related specific valuation allowances were $20,000. At December 31, 2006, impaired loans were approximately $2.7 million and related specific valuation allowances were $.4 million. Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant.

5.    Mortgage Servicing Rights

      At June 30, 2007 and December 31, 2006, the Bank retained servicing rights to mortgage loans with principal balances of approximately $494.8 million and $494.9 million, respectively. Generally, loans sold servicing-retained are sold to Fannie Mae, a U.S. government sponsored enterprise The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies. Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk. However, as of June 30, 2007, management is not aware of any material mortgage loans that will be subject to repurchase.

      Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value. The carrying value of MSRs was $3.9 and $4.1 million at June 30, 2007 and December 31, 2006, respectively. The fair value of MSRs was approximately $5.6 million at June 30, 2007 and December 31, 2006. Activity in MSRs for the six months ended June 30, 2007 and 2006 was as follows (dollars in thousands): (See MD&A - Non-Interest income).

                                                Six months ended
                                                    June 30,
                                               ------------------
                                                2007       2006
                                               -------    -------
              Balance at beginning of period   $ 4,096    $ 4,439
              Additions                            486        503
              Amortization                        (643)      (647)
                                               -------    -------
              Balance at end of period         $ 3,939    $ 4,295
                                               =======    =======

6.    Time Deposits (dollars in thousands)

      Time deposits in excess of $100,000 aggregated approximately $218,520 and $199,532 at June 30, 2007 and December 31, 2006, respectively.

      At June 30, 2007, the scheduled annual maturities of all time deposits were approximately as follows:

                        2007                          $ 285,000
                        2008                             73,000
                        2009                             15,000
                        2010                             17,000
                        2011                              5,000
                                                      ---------
                                                      $ 395,000
                                                      =========

7.    Junior Subordinated Debentures

      At June 30, 2007, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company's investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.

      The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows (dollars in thousands):

                                                                        Junior                        Effective
                                           Issuance     Maturity     subordinated      Interest        rate at
Issuance Trust                               date         date      debentures (A)       rate          6/30/07
--------------                            ----------   ----------   --------------    -------------   ----------
                                                                                         3-month
                                                                                          LIBOR
Cascade Bancorp Trust I (D)                 12/31/04    3/15/2035   $       20,619      + 1.80% (C)     7.16%

Cascade Bancorp Statutory Trust II (E)     3/31/2006    6/15/2036           13,660       6.619% (B)     6.62%

                                                                                         3-month
                                                                                          LIBOR
Cascade Bancorp Statutory Trust III (E)    3/31/2006    6/15/2036           13,660      + 1.33% (C)     6.69%

                                                                                         3-month
                                                                                          LIBOR
Cascade Bancorp Statutory Trust IV (F)     6/29/2006    9/15/2036           20,619      + 1.54% (C)     6.90%
                                                                    --------------
Totals                                                              $       68,558
                                                                    ==============

(A) The Junior Subordinated Debentures (Debentures) were issued with substantially the same terms as the TPS and are the sole assets of the related trusts. The Company's obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts.

(B) The Debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month London Inter-Bank Offered Rate (LIBOR) plus 1.33% thereafter until maturity.

(C)   The three-month LIBOR in effect as of June 30, 2007 was 5.36%.

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

      In accordance with industry practice, the Company's liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at June 30, 2007 and December 31, 2006, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

      Interest payments on all TPS are made on a quarterly basis on March 15, June 15, September 15 and December 15.

8.    Other Borrowings

      At June 30,  2007 the Bank  had a total  of  $86.9  million  in  long-term borrowings from FHLB with maturities from 2008 to 2025, bearing a weighted-average interest rate of 4.92%. In addition, at June 30, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $51.0 million and $1.8 million, respectively. At year-end 2006, the Bank had a total of $120.4 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 4.77%.. In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and 2.1 million, respectively. See "Liquidity and Sources of Funds" section on page 22 for further discussion.

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

      The numerators and denominators used in computing basic and diluted earnings per common share for the six months and three months ended June 30, 2007 and 2006 can be reconciled as follows (dollars and share data in thousands):

                                                             Six months ended        Three months ended
                                                                 June 30,                 June 30,
                                                            --------------------    --------------------
                                                              2007        2006        2007        2006
                                                            --------    --------    --------    --------
Net income                                                  $ 19,702    $ 14,934    $ 10,181    $  9,006
                                                            ========    ========    ========    ========

Weighted-average shares outstanding - basic                   28,302      23,963      28,335      26,645
Basic net income per common share                           $   0.70    $   0.62    $   0.36    $   0.34
                                                            ========    ========    ========    ========

Incremental shares arising from stock-based compensation         388         636         316         624
Weighted-average shares outstanding - diluted                 28,690      24,599      28,651      27,269
Diluted net income per common share                         $   0.69    $   0.61    $   0.36    $   0.33
                                                            ========    ========    ========    ========

10.   OStock-Based Compensation

      Under the Company's stock-based compensation plans approved by shareholders, the Company's Board of Directors (the Board) - at their discretion
- may grant Incentive Stock Options (ISOs), Non-qualified Stock Options (NSOs) and/or restricted stock to key employees and directors. These stock-based compensation programs were established to reward employees and directors who contribute to the success and profitability of the Company and to give such employees and directors a proprietary interest in the Company, thereby enhancing their personal interest in the Company's continued success. These programs also assist the Company in attracting and retaining key employees and qualified corporate directors.

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

      Stock-based compensation expense related to stock options for the six months ended June 30, 2007 and 2006 was approximately $402,000 and $306,000, respectively. As of June 30, 2007, there was approximately $1,704,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

      The Company has historically granted the majority of its annual stock-based compensation awards during the first quarter of each year. During the six months ended June 30, 2007 and 2006, the Company granted 133,462 and 78,963 stock options respectively. The fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $9.19 and $7.15 per option, respectively. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the six months ended June 30, 2007 and 2006:

                             Six months ended           Three months ended
                                 June 30,                   June 30,
                           --------     --------     --------     --------
                             2007         2006         2007         2006
                           --------     --------     --------     --------
Dividend yield                  1.3%         1.4%         1.3%         1.3%
Expected volatility            29.9%        34.2%        29.9%        34.2%
Risk-free interest rate         4.8%         4.3%         4.8%         4.9%
Expected option lives       6 years      6 years      6 years      6 years

      The dividend yield is based on historical dividend information. The expected volatility is based on historical volatility of the Company's common stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules and historical exercise and forfeiture patterns.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of publicly-traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of the Company's management, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

      The following table presents the activity related to stock options under all plans for the six months ended June 30, 2007:

                                                                                 Weighted
                                                                Weighted          Average
                                                                 Average         Remaining        Aggregate
                                                                Exercise        Contractual       Intrinsic
                                               Options            Price        Term (Years)      Value (000)
                                            -------------     -------------    -------------    -------------
Options outstanding at December 31, 2006          770,095     $        9.79              N/A              N/A
Granted                                           133,462             27.31              N/A              N/A
Exercised                                        (116,155)             7.02              N/A              N/A
Cancelled                                          (7,441)            19.57              N/A              N/A
                                            -------------
Options outstanding at June 30, 2007              779,961     $       13.11             6.17    $       7,826
                                            =============     =============    =============    =============
Options exercisable at June 30, 2007              518,157     $        8.29             8.10    $       7,733
                                            =============     =============    =============    =============

      In addition, during the six months ended June 30, 2007, the Company granted a total of 32,488 shares of nonvested restricted stock at a weighted average grant date fair value of $27.32 per share (approximately $888,000). The restricted stock is scheduled to vest over periods of one to four years from the grant date. Restricted stock is reported as an increase to common stock in the accompanying condensed consolidated financial statements at June 30, 2007 and December 31, 2006. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

      As of June 30, 2007, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.8 million. Total expense recognized by the Company for nonvested restricted stock for the six months ended June 30, 2007 and 2006 was approximately $.5 million and $.3 million, respectively. The following table presents the activity for nonvested restricted stock for the six months ended June 30, 2007.

                                                                          Weighted-
                                                         Weighted-         Average
                                                       Average Grant      Remaining
                                         Number of    Date Fair Value   Vesting Term
                                          Shares         Per Share         (years)
                                       -------------  ---------------   ---------------
Nonvested as of December 31, 2006          104,724     $       18.58             N/A
Granted                                     32,488             27.32             N/A
Vested                                      (4,406)            20.99             N/A
Cancelled                                     (482)            22.71             N/A
                                        ----------
Nonvested as of June 30, 2007              132,324     $       20.14            2.22
                                        ==========     =============     ===========

11. Mergers and Acquisitions

      F&M Holding Company

      On April  20,  2006,  the  Company  completed  its  acquisition  of F&M to facilitate its expansion into the Idaho market. F&M's banking subsidiary, Farmers & Merchants State Bank (FMSB), in Boise, Idaho and surrounding markets. The Company now operates 12 branches in this market and on July 6, 2007 announced a name change to Bank of the Cascades. In exchange for 100% of the outstanding common stock of F&M, the stockholders of F&M received 6,656,249 shares of the Company's common stock (valued at $124,552) and $22,500 in cash (less a holdback of $3,902 related to the uncertain collectibility of specific F&M loans). The common stock issued was valued at $18.71 per share, representing an average of the closing market prices for two days before and after the date the acquisition terms were agreed to and announced.

      Upon completion of this acquisition, F&M was merged into the Company. Accordingly, the assets and liabilities of F&M were recorded in the Company's consolidated balance sheet at their estimated fair market values as of the acquisition date. The acquisition was accounted for using the purchase method of accounting.

      At June 30, 2007, the holdback amount has been reduced to $1.8 million as certain loans have either paid-off or been upgraded and therefore removed from the holdback.

      The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

                  Cash and cash equivalents         $  (8,350)
                  Investment securities               106,159
                  Loans, net                          493,900
                  Premises and equipment, net          16,479
                  Core deposit intangibles (CDI)       11,800
                  Goodwill                             98,695
                  Other assets                          3,302
                                                    ---------
                     Total assets acquired            721,985

                  Deposits                            482,707
                  Borrowings                           82,589
                  Other liabilities                     9,637
                                                    ---------
                     Total liabilities assumed        574,933
                                                    ---------
                     Total purchase price           $ 147,052
                                                    =========

      The accompanying condensed consolidated financial statements include the results of operations of F&M only since April 20, 2006, the date of acquisition. The following unaudited summary information presents the condensed consolidated results of operations of the Company for the three months and six months ended June 30, 2007 and 2006 on a pro forma basis, as if the F&M acquisition had occurred at January 1, 2006 (dollars and share data in thousands):

                                                   Six Months Ended          Three Months Ended
                                                        June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                   2007         2006         2007         2006
                                                 ----------------------    ----------------------
Net interest income                              $  54,090    $  51,231    $  27,544    $  26,805
Loan loss provision                                  2,050        3,050        1,000        1,350
                                                 ----------------------    ----------------------
Net interest income after loan loss provision       52,040       48,181       26,544       25,455
Non-interest income                                 10,818        9,324        5,272        4,640
Non-interest expense                                31,348       29,674       15,548       15,023
                                                 ----------------------    ----------------------
Income before income taxes                          31,510       27,831       16,268       15,072
Provision for income taxes                          11,808       10,747        6,087        5,936
                                                 ----------------------    ----------------------
Net income                                       $  19,702    $  17,084    $  10,181    $   9,136
                                                 ======================    ======================
Net income per common share
   Basic                                         $    0.70    $    0.61    $    0.36    $    0.33
   Diluted                                       $    0.69    $    0.60    $    0.36    $    0.32
Average shares outstanding
   Basic                                            28,302       28,022       28,335       28,108
   Diluted                                          28,690       28,679       28,651       28,732

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

12.   Core Deposit Intangibles

      Net unamortized CDI totaled $10.3 million at June 30, 2007 and $11.1 million at December 31, 2006. Amortization expense related to the CDI during the six months ended June 30, 2007 and 2006 totaled $790,000 and $298,000, respectively.

      Annual amortization expense for the net CDI is estimated to be as follows (in thousands):

                                 Year ending
                                 December 31,
                        2007                   $   1,581
                        2008                       1,581
                        2009                       1,533
                        2010                       1,476
                        2011                       1,476
                     After 2011                    3,435


13.   Recent Accounting Pronouncements

      In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company's condensed consolidated financial statements.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of re-measuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The statement also requires additional disclosures. SFAS No. 156 was effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company's condensed consolidated financial statements.

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109" (FIN
48). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the "more-likely-than-not" recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the "more-likely-than-not" recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 during the first quarter of 2007. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that SFAS No. 157 may have on its future consolidated financial statements.

      On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance" (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company's condensed consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value. If elected, subsequent changes in fair value would be reported in earnings and the Company would be required to make additional disclosures related to the election to use fair value reporting. It also requires the Company to display the fair value of those assets and liabilities on the face of the balance sheet for which the Company has elected to use fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2007 and the operating results for the six months and three months then ended, included elsewhere in this report.

Cautionary Information Concerning Forward-Looking Statements

      The following section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, changes in interest rates including timing or relative degree of change, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

      Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, including the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon, and the Idaho communities in Ada, Canyon and Payette counties, specifically. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

      Reserve for Loan Losses: Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company's reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the reserve for loan losses, see Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's Annual Report on Form 10K.

      Mortgage Servicing Rights (MSRs): Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-Interest Income, and footnote 5 of the Condensed Consolidated Financial Statements.

Highlights for the Second Quarter of 2007

      o Earnings Per Share: at $0.36 up 7.6% year-over-year and compared to $0.33 for the immediately preceding (linked) quarter

      o Net Income: up 13.0% year-over-year at $10.2 million compared to $9.5 million for the linked-quarter

      o     Net Interest Margin: stable at 5.34% for the quarter

      o Loan Growth: up 10.8% year-over-year and 5.6% on linked-quarter basis (annualized)

      o Average Customer Relationship Deposits: up 8.0% on a linked-quarter basis (annualized)

      o Credit Quality: Loan portfolio continues solid with relatively stable delinquencies, NPA's and net charge-offs

      o Name Change: Farmers & Merchants, a Bank of the Cascades Company in Idaho changes name to Bank of the Cascades

Financial Performance for the Second Quarter:

      The Company reported second quarter 2007 diluted earnings per share (EPS) at $0.36 per share and up 7.6% from the $0.33 reported for the same quarter in 2006 and compared to $0.33 per share for the immediately preceding (linked) quarter. Net Income for the period was $10.2 million versus $9.0 million for the year ago quarter and $9.5 million for the linked quarter. At 5.34%, the net interest margin was unchanged from the prior quarter. While end of period total deposit balances were modestly below the preceding quarter, average customer relationship deposits were up 8.0% on a linked-quarter basis (annualized). The Company defines customer relationship deposits to include core deposit transaction accounts such as checking, money market, and savings but excluding all wholesale or brokered deposits and CD's greater than $100,000. Return on equity was 14.1% for the second quarter of 2007 and return on assets was 1.76%.

Loan Growth and Credit Quality:

      At June 30, 2007, Cascade's loan portfolio was $2.0 billion, up 10.8% compared to the year ago period. Loan growth during the current quarter was approximately $27.1 million or 5.6% on a linked-quarter basis (annualized). Loan growth was evident in both commercial and construction loan types.

      Credit quality metrics remain solid at June 30, 2007, with net loan charge-offs at 0.10% (annualized) of total loans as compared to 0.12% for the linked-quarter, and compared to 0.12% on average over the past year. Meanwhile delinquent loans greater than 30 days past due were at 0.11% of total loans compared to 0.05% for the linked-quarter, and 0.13% on average over the past year. Non-performing assets (NPA's) were modestly higher at $9.4 million at June 30, 2007, compared to $7.7 million for prior quarter and $3.0 million at year-end 2006.

      The reserve for credit Losses (reserve for loan losses and unfunded commitments) was stable at 1.43% of total loans at June 30, 2007, compared to 1.42% at December 31, 2006, and 1.37% a year earlier. Of this aggregate amount, the portion classified as a reserve for unfunded commitments is approximately 0.17% of gross loans. This amount is recorded as a separate liability in the accompanying condensed consolidated financial statements. Cascade's loan loss provision was $1.0 million for the second quarter of 2007 compared to $1.2 million in the year ago period and $1.1 million for the linked-quarter. Management believes reserves are at an appropriate level based upon its evaluation and analysis of portfolio credit quality and prevailing economic conditions.

Deposit Growth:

      At June 30, 2007, total deposits were $1.8 billion, up 8.8% compared to a year ago but were lower by 2.0% on a linked-quarter basis (annualized). While period-end deposits fell modestly between the first and second quarter, average customer relationship deposit increased $29.3 million or 8.0% (annualized) between periods. The Company defines customer relationship deposits to include core deposit transaction accounts such as checking, money market, and savings while excluding all wholesale or brokered deposits and CD's greater than $100,000. Non-interest bearing deposits averaged $474.6 million, only $4.1 million below the prior quarter average.

Net Interest Margin and Interest Rate Risk:

      Cascade's net interest margin (NIM) was stable at 5.34% for the second quarter of 2007 unchanged from the linked-quarter. This stabilization occurred after three successive quarters where the NIM had fallen an average of 17 basis points per quarter, largely caused by declining deposit balances held by real estate related business customers.

      Yields on earning assets during the second quarter of 2007 were higher at 8.39% compared to 8.31% in the immediately preceding quarter and 7.97% in the year ago quarter. Higher yields were largely offset by an increase in overall cost of funds which continues to be pressured by pricing competition and the flat yield curve environment. The average cost of funds paid on interest bearing liabilities for the second quarter of 2007 was 4.09% as compared to 4.00% in the preceding quarter and 3.05% for the year ago quarter. Looking forward, management expects the NIM may continue to ease as a result of ongoing competitive pricing pressures and a persistent flat yield curve that can affect both rate and mix of funding sources.

      The NIM can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. Cascade's financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets. Because of its relatively high proportion of non-interest bearing funds, Cascade's NIM is most adversely affected in the event short term market rates fall to a very low level. See cautionary "Forward Looking Statements" below and Cascade's Form 10-K report for further information on risk factors including interest rate risk.

Non-Interest Income and Expense:

      Non-interest income for the second quarter of 2007 was $5.3 million, 20.9% above the year ago period and as compared to $5.5 million on a linked-quarter basis which included $.6 million in one time gain items. For the second quarter of 2007, residential mortgage originations totaled $51.5 million, down 4.3% from the year ago period and up 21.0% from the linked-quarter. Related net mortgage revenue was $.8 million, unchanged from the year ago period and compared to $.7 million for the prior quarter.

      Non-interest expense for the second quarter of 2007 increased 14.4% compared to the second quarter of 2006, primarily due to increases in salaries and benefits and other expenses. Salaries and benefits increased due to the effect of annual merit salary increases as well as increased staffing levels. Meanwhile, other expenses increased in various categories between the periods. Both of these increases are to support Cascade's infrastructure and ongoing growth goals. The current quarter non interest expense was slightly below that of the immediately preceding quarter.

Name Change of Farmers & Merchants:

      Farmers & Merchants, a Bank of the Cascades Company, will be known as Bank of the Cascades starting in July 2007, one year after a successful merger of the two entities. In addition to retaining excellent employees and first-rate services, the merger has brought expanded products and services, increased lending capabilities and additional outreach in the Idaho communities served by Cascade.

RESULTS OF OPERATIONS - Six Months and Three Months ended June 30, 2007 and 2006

Net Interest Income

      With the acquisition of F&M on April 20, 2006 and ongoing growth in its Oregon markets, net interest income increased 28.1% for the six months and 8.8% for the quarter ended June 30, 2007, as compared to the same periods in 2006. Higher yields earned on this larger base of earning assets exceeded the affect of higher cost of funds on incremental liability balances. During the second quarter of 2007, yields earned on assets increased to 8.39% for the current quarter, as compared to 8.31% in the immediately preceding quarter and 7.97% for the year ago quarter. Meanwhile, the average rates paid on interest bearing liabilities for the quarter ended June 30, 2007 was at 4.09% versus 4.00% in the prior quarter and 3.05% a year ago.

      Primarily because of higher loan volumes and yields, total interest income increased approximately $28.5 million (or 50.6%) for the six months and increased $8.8 million (or 25.6%) for the three months ended June 30, 2007 as compared to the same periods in 2006. Increased volumes of interest bearing deposits and borrowings in conjunction with higher interest rates paid caused total interest expense to increase approximately $16.6 million (or 118.6%) for the six months and increased $6.6 million (or 71.8%) for the three months ended June 30, 2007, as compared to the same periods in 2006.

Average Balances and Average Rates Earned and Paid

           The following table sets forth for the quarter ended June 30, 2007 and 2006 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

                                                              Quarter ended June 30, 2007          Quarter ended June 30, 2006
                                                           ---------------------------------   -----------------------------------
                                                                       Interest     Average                  Interest     Average
                                                             Average    Income/    Yield or      Average      Income/    Yield or
                                                             Balance    Expense      Rates       Balance      Expense      Rates
                                                           ----------  ---------   ---------   ----------    ---------   ---------
Assets
    Taxable securities                                     $   99,234  $   1,367        5.53%  $  112,364    $   1,405        5.02%
    Non-taxable securities (1)                                  8,587         76        3.55%       9,597           79        3.30%
    Interest bearing balances due from FHLB                     8,502        111        5.24%       7,960          104        5.24%
    Federal funds sold                                          3,670         50        5.46%      11,447           93        3.26%
    Federal Home Loan Bank stock                                6,991         10        0.57%       5,477           --        0.00%
    Loans (1)(2)(3)(4)                                      1,949,480     41,811        8.60%   1,592,855       32,903        8.29%
                                                           ----------  ---------               ----------    ---------
      Total earning assets/interest income                  2,076,464     43,425        8.39%   1,739,700       34,584        7.97%
    Reserve for loan losses                                   (24,394)                            (22,181)
    Cash and due from banks                                    37,615                              72,896
    Premises and equipment, net                                36,816                              35,998
    Bank-owned life insurance                                  32,334                              17,449
    Accrued interest and other assets                         165,138                             118,109
                                                           ----------                          ----------
Total assets                                               $2,323,973                          $1,961,971
                                                           ==========                          ==========

    Liabilities and Stockholders' Equity
    Interest bearing demand deposits                        $ 842,043      7,339        3.50%  $  731,831        4,490        2.46%
    Savings deposits                                           41,683         51        0.49%      47,962           56        0.47%
    Time deposits                                             371,100      4,374        4.73%     182,899        1,667        3.66%
    Other borrowings and F&M Holdback                         293,579      4,012        5.48%     243,099        2,967        4.90%
                                                           ----------  ---------               ----------    ---------
      Total interest bearing liabilities/interest expense   1,548,405     15,776        4.09%   1,205,791        9,180        3.05%
    Demand deposits                                           474,598                             522,978
    Other liabilities                                          29,533                              22,396
                                                           ----------                          ----------
Total liabilities                                           2,052,536                           1,751,165
                                                           ----------                          ----------
Stockholders' equity                                          271,437                             210,806
Total liabilities and stockholders' equity                 $2,323,973                          $1,961,971
                                                           ==========                          ==========
                                                                        --------                             -------
Net interest income                                                     $ 27,649                             $25,404
                                                                        ========                             =======

Net interest spread                                                                     4.30%                                 4.92%
                                                                                        ====                                  ====

Net interest income to earning assets (5)                                               5.34%                                 5.85%
                                                                                        ====                                  ====

-------------
(1) Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.

(2) Average non-accrual loans included in computation of average loans was $6,736 for 2007 and insignificant for 2006.

(3) Loan related fees recognized during the period and included in the yield calculation totalled approximately $1.4 million in 2007 and and 2006, respectively.

(4)   Includes mortgage loans held for sale.

(5) NIM has been adjusted to reflect municipal loans and securities on a tax-equivalent basis.

Analysis of Changes in Interest Income and Expense

      The following table shows the dollar amount of increase (decrease) in the Company's consolidated interest income and expense for the quarter ended June 30, 2007, and attributes such variance to "volume" or "rate" changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

                                        2007 compared to 2006
                                  -----------------------------------
                                                   Amount of Change
                                   Total            Attributed to
                                  Increase     ----------------------
                                  (Decrease)    Volume        Rate
                                  ---------    ---------    ---------
Interest income:
     Interest and fees on loans   $   8,908    $   7,367    $   1,541
     Investments and other              (67)        (229)         162
                                  ---------    ---------    ---------
       Total interest income          8,841        7,138        1,703

Interest expense:
     Interest on deposits:
       Interest bearing demand        2,849          676        2,173
       Savings                           (5)          (7)           2
       Time deposits                  2,707        1,715          992
     Other borrowings                 1,045          616          429
                                  ---------    ---------    ---------
       Total interest expense         6,596        3,000        3,596
                                  ---------    ---------    ---------

Net interest income               $   2,245    $   4,138    $  (1,893)
                                  =========    =========    =========

Provision for Credit Losses

      At June 30, 2007, the reserve for credit losses (reserve for loan losses and loan commitments) was 1.43% of outstanding loans, as compared to 1.37% for the year ago period. The loan loss provision was $1.0 million in the second quarter of 2007 compared to $1.2 million for the year earlier period. Provision expense is determined by the Company's ongoing analytical and evaluative assessment of the adequacy of the reserve for loan losses. At this date, management believes that its reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

      Non-interest income increased 42.7% for the six months and increased 20.9% for the quarter ended June 30, 2007 compared to the year ago periods. The increase for the six month period is largely due to the acquisition of F&M on April 20, 2006. Meanwhile for both periods, service charges on deposit accounts and income related to card issuer and merchant services increased in both periods with higher transaction volume including F&M. Service charge revenue increased primarily due to increased customer base in connection with the F&M acquisition and the utilization of overdraft protection products. Card issuer and merchant services income increased primarily as a result of the F&M acquisition. Earnings on bank-owned life insurance increased due to the purchase of additional life insurance contracts late in the fourth quarter of 2006. Other income increased as a result of F&M and the first quarter 2007 gain of approximately $.4 million on the sale of the Company's Cascade building located in the old mill district of Bend.

      Mortgage revenue eased in the current quarter compared to the year ago quarter due to a modest decline in mortgage originations, as the Company originated $51.5 million in residential mortgages during the second quarter ended June 30, 2007, compared to $53.8 million for the year ago quarter and $42.5 million for the immediately preceding quarter.

      Generally accepted accounting principles allow for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At June 30, 2007, the Company serviced $494.8 million in mortgage loans on behalf of its customers, representing approximately 3,700 mortgage loans. The Company's MSRs had a book value of $3.9 million compared to a fair value of approximately $5.6 million. Thus, there was no MSR valuation adjustment for the current quarter. At June 30, 2007, expressed as a percentage of loans serviced, the book value of MSR was .80% of serviced mortgage loans, while fair value was approximately 1.14% of serviced mortgages. Fair value as a percentage of loans serviced was estimated at 1.15% a year ago.

Non-Interest Expense

      Non-interest expense increased 35.7% for the six months and increased 14.4% for the second quarter of 2007 as compared to the second quarter of 2006. Expenses for the six month period increased primarily due to the acquisition of F&M and for the current quarter up primarily due to attendant higher compensation, staffing levels and occupancy related costs. In addition, other expenses grew with strong business volumes.

Income Taxes

      Income tax expense increased between the periods presented primarily as a result of higher pre-tax income.

FINANCIAL CONDITION

      At June 30, 2007 total assets increased 3.0% to $2.3 billion compared to $2.2 billion at December 31, 2006. Increases in cash and cash equivalents and organic loan growth during the first six months of 2007 contributed to the overall increase. Asset growth was funded primarily by increased interest-bearing deposits and time deposits during the first half of 2007. Included in this increase is a modest increase in brokered funds which accounted for approximately 40% of this increase. Also, deposit growth is a function of ongoing growth in customer relationship balances and is positively impacted by the strong economies in which Cascade operates. In addition, the Company was able to reduce its federal funds purchased and other borrowings in the first half of 2007, as a result of increased deposits.

      The Company had no material off balance sheet derivative financial instruments as of June 30, 2007 and December 31, 2006.

LIQUIDITY AND SOURCES OF FUNDS

      The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank's liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank's customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. Time deposits increased in 2006 and 2007 in part due to the use of brokered CD's where the Bank pays national market rates. The Bank's present funding mix is diverse, with approximately 75% of its checking account balances arising from business and public accounts and 25% from consumers. The composition of money market and interest-bearing demand accounts was 54% business and 46% consumer. Management invests excess funds in short-term and overnight money market instruments.

      To supplement its funding sources, the Bank utilizes brokered deposits. At June 30, 2007, wholesale deposits totaled approximately $182.8 million, up from $114.3 million at December 31, 2006. A further source of funds and liquidity is the Company's capability to borrow from reliable counterparties. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs.

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

      The Bank's primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At June 30, 2007, the FHLB had extended the Bank a secured line of credit of $809.8 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2007, the Bank had collateral with which to pledge for FHLB borrowings totaling $326.8 million. The Bank also had $53.4 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At June 30, 2007, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $828.6 million given sufficient collateral. However at June 30, 2007, the Company's collateral availability limited such borrowing capacity to approximately $345.6 million in aggregate.

      Liquidity may be affected by the Bank's routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At June 30, 2007, the Bank had approximately $791.7 million in outstanding commitments to extend credit, compared to approximately $713.9 million at year-end 2006. Management believes that the Bank's available resources will be sufficient to fund its commitments in the normal course of business.

JUNIOR SUBORDINATED DEBENTURES

      The purpose of the Company's $68.6 million of trust preferred securities was to fund the cash portion of the F&M acquisition, to support general corporate purposes and to augment regulatory capital. Management believes the securities qualify as Tier 1 regulatory capital and are priced at a competitive level. The Company's obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the Trusts. The TPS are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The TPS may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS. See footnote 7 of the accompanying condensed consolidated financial statements for additional details.

OTHER BORROWINGS

      At June 30,  2007 the Bank  had a total  of  $86.9  million  in  long-term borrowings from FHLB with maturities from 2008 to 2025, bearing a weighted-average interest rate of 4.92%. In addition, at June 30, 2007, the Bank had short-term borrowings with FHLB of approximately $51.0 million. At year-end 2006, the Bank had a total of $120.4 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 4.77%. In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and $2.1 million, respectively.

CAPITAL RESOURCES

      The Company's total stockholders' equity at June 30, 2007 was $276.9 million, an increase of $15.8 million from December 31, 2006. The increase primarily resulted from net income for the six months ended June 30, 2007 of $19.7 million, less cash dividends paid to shareholders of $5.1 million during the same period. In addition, at June 30, 2007 the Company had accumulated other comprehensive income of approximately $.2 million.

      At June 30, 2007, the Company's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were 10.33% and 11.59%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

      A summary of the Bank's off-balance sheet commitments at June 30, 2007 and December 31, 2006 is included in the following table (dollars in thousands):

                                                  June 30, 2007   December 31, 2006
                                                  -------------   -----------------
Commitments to extend credit                       $    732,224      $    660,786
Commitments under credit card lines of credit            32,237            29,284
Standby letters of credit                                27,246            23,825
                                                   ------------      ------------
  Total off-balance sheet financial instruments    $    791,707      $    713,895
                                                   ============      ============

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

      There has not been any material change in the market risk disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedure

      As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

      Changes in Internal Controls

      During the second quarter of 2007, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A. Risk Factors

      There are no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

                                            CASCADE BANCORP
                                              (Registrant)


Date 8/9/07                   By /s/ Patricia L. Moss
                                 -----------------------------------------------
                                 Patricia L. Moss, President & CEO


Date 8/9/07                   By /s/ Gregory D. Newton
                                 -----------------------------------------------
                                 Gregory D. Newton, EVP/Chief Financial Officer