Form 10-Q
period 2007-09-30
CASCADE BANCORP
filed 2007-11-09
CIK 865911

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 28,138,988 shares of no par value Common Stock as of October 31, 2007.

CASCADE BANCORP & SUBSIDIARY FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2007

INDEX

2

PART I

Item 1. Financial Statements

Cascade Bancorp & Subsidiary Condensed Consolidated Balance Sheets September 30, 2007 and December 31, 2006 (Dollars in thousands) (unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents:
Cash and due from banks	$60,363	$54,962
Interest bearing deposits with Federal Home Loan Bank	72	47
Federal funds sold	807	650

Total cash and cash equivalents	61,242	55,659
Investment securities available-for-sale	94,675	103,228
Investment securities held-to-maturity	3,182	3,695
Federal Home Loan Bank stock	6,991	6,991
Loans, net	2,016,781	1,863,677
Premises and equipment, net	38,878	40,553
Goodwill	105,047	105,047
Core deposit intangibles	9,897	11,082
Bank-owned life insurance	32,713	31,730
Accrued interest and other assets	34,311	27,652

Total assets	$2,403,717	$2,249,314

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$471,140	$509,920
Interest bearing demand	949,162	791,768
Savings	41,142	46,522
Time	330,857	313,406

Total deposits	1,792,301	1,661,616
Junior subordinated debentures	68,558	68,558
Federal funds purchased	15,035	15,177
Other borrowings	200,799	171,290
Customer repurchase agreements	16,581	44,018
Accrued interest and other liabilities	25,706	27,579

Total liabilities	2,118,980	1,988,238

Stockholders’ equity:
Common stock, no par value;
35,000,000 shares authorized;
28,298,301 issued and outstanding (28,330,259 in 2006)	164,200	162,199
Retained earnings	120,150	98,112
Accumulated other comprehensive income	387	765

Total stockholders’ equity	284,737	261,076

Total liabilities and stockholders’ equity	$2,403,717	$2,249,314

See accompanying notes.
3

Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Income Nine Months and Three Months ended September 30, 2007 and 2006 (Dollars in thousands, except per share amounts) (unaudited)

	Nine months ended September 30,		Three months ended September 30,

	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$124,115	$92,178	$42,547	$38,600
Taxable interest on investments	3,945	3,512	1,290	1,577
Nontaxable interest on investments	222	210	66	84
Interest on federal funds sold	149	431	41	62
Interest on interest bearing deposits with Federal Home Loan Bank	193	219	1	6
Dividends on Federal Home Loan Bank stock	28	—	11	—

Total interest income	128,652	96,550	43,956	40,329

Interest expense:
Deposits:
Interest bearing demand	22,602	13,293	8,388	5,486
Savings	157	151	49	66
Time	12,340	4,798	4,369	2,619
Junior subordinated debentures and other borrowings	11,739	8,106	3,426	4,176

Total interest expense	46,838	26,348	16,232	12,347

Net interest income	81,814	70,202	27,724	27,982
Loan loss provision	3,800	3,680	1,750	2,200

Net interest income after loan loss provision	78,014	66,522	25,974	25,782

Non-interest income:
Service charges on deposit accounts	7,295	5,844	2,597	2,366
Mortgage loan origination and processing fees	1,363	1,471	423	556
Gains on sales of mortgage loans, net	681	761	183	339
Gains on sales of investment securities available-for-sale	260	590	260	594
Card issuer and merchant services fees, net	2,988	2,484	1,038	1,077
Earnings on bank-owned life insurance	983	565	140	202
Other income	2,448	1,658	557	655

Total noninterest income	16,018	13,373	5,198	5,789

Non-interest expense:
Salaries and employee benefits	27,261	23,027	8,925	8,680
Occupancy and equipment, net	4,952	4,017	1,725	1,551
Communications	1,512	1,169	491	500
Advertising	960	723	330	235
Other expenses	11,984	9,636	3,848	3,692

Total noninterest expense	46,669	38,572	15,319	14,658

Income before income taxes	47,363	41,323	15,853	16,913
Provision for income taxes	17,643	15,869	5,835	6,393

Net income	$29,720	$25,454	$10,018	$10,520

Basic earnings per common share	$1.05	$1.00	$0.35	$0.37

Diluted earnings per common share	$1.04	$0.98	$0.35	$0.37

See accompanying notes.
4

Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2007 and 2006 (Dollars in thousands) (unaudited)

	Comprehensive income	Common stock	Retained earnings	Unearned compensation on restricted stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2005		$33,706	$70,571	$(442)	$541	$104,376
Comprehensive income:
Net income	$25,454	—	25,454	—	—	25,454
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(153)	—	—	—	(153)	(153)

Comprehensive income	$25,301

Transfer to common stock due to implementation of SFAS 123R		(442)	—	442	—	—
Issuance of stock to acquire F&M Holding Company		124,552	—	—	—	124,552
Cash dividends paid		—	(5,590)	—	—	(5,590)
Stock-based compensation expense		893	—	—	—	893
Stock options exercised (384,440)		2,327	—	—	—	2,327
Tax benefit from non-qualified stock options exercised		549	—	—	—	549

Balance at September 30, 2006		$161,585	$90,435	$—	$388	$252,408

Balance at December 31, 2006		$162,199	$98,112	$—	$765	$261,076
Comprehensive income:
Net income	$29,720	—	29,720	—	—	29,720
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(378)	—	—	—	(378)	(378)

Comprehensive income	$29,342

Cash dividends paid		—	(7,682)	—	—	(7,682)
Stock repurchased		(1,208)				(1,208)
Stock-based compensation expense		1,258	—	—	—	1,258
Stock options exercised (121,210)		1,787	—	—	—	1,787
Tax benefit from non-qualified stock options exercised		164	—	—	—	164

Balance at September 30, 2007		$164,200	$120,150	$—	$387	$284,737

See accompanying notes.
5

Cascade Bancorp & Subsidiary Condensed Consolidated Statements of Cash Flows Nine Months ended September 30, 2007 and 2006 (Dollars in thousands) (unaudited)

	Nine months ended September 30,

	2007	2006

Net cash provided by operating activities	$26,952	$23,326

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	33,843
Proceeds from sales of equity securities available-for-sale	526	594
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	21,456	21,799
Proceeds from maturities and calls of investment securities held-to-maturity	505	130
Purchases of investment securities available-for-sale	(14,850)	(18,005)
Purchase of Federal Home Loan Bank stock	—	(2,298)
Net increase in loans	(154,839)	(320,958)
Cash acquired in acquisition of F&M Holding Compay	—	(30,850)
Purchases of premises and equipment	(4,936)	(2,477)
Proceeds from sales of premises and equipment	5,093	—

Net cash used in investing activities	(147,045)	(318,222)

Financing activities:
Net increase in deposits	130,685	81,494
Cash dividends paid	(7,682)	(5,590)
Stock repurchased	(1,208)	—
Stock options exercised	1,787	2,327
Tax benefit from non-qualified stock options exercised	164	549
Proceeds from issuance of junior subordinated debentures	—	47,939
Net decrease in federal funds purchased	(142)	—
Net increase in other borrowings	2,072	125,496

Net cash provided by financing activities	125,676	252,215

Net increase (decrease) in cash and cash equivalents	5,583	(42,681)
Cash and cash equivalents at beginning of period	55,659	107,709

Cash and cash equivalents at end of period	$61,242	$65,028

See accompanying notes.
6

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

1.             Basis of Presentation

                The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), an Oregon chartered financial holding company, and its wholly-owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company” or “Cascades”).

                Note that on July 6, 2007, the Company announced its branches in Idaho previously operating as Farmers & Merchants a Bank of the Cascades Company, changed its name to Bank of the Cascades. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                Certain amounts for 2006 have been reclassified to conform with the 2007 presentation.

2.             Investment Securities

                Investment securities at September 30, 2007 and December 31, 2006 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

9/30/2007
Available-for-sale
U.S. Agency mortgage-backed securities	$69,747	$343	$317	$69,773
U.S. Government and agency securities	16,316	234	—	16,550
Obligations of state and political subdivisions	3,716	18	6	3,728
U.S. Agency asset-backed securities	3,562	18	2	3,578
Equity securities	310	334	—	644
Mutual fund	401	1	—	402

	$94,052	$948	$325	$94,675

Held-to-maturity
Obligations of state and political subdivisions	$3,182	$19	$20	$3,181

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

12/31/2006
Available-for-sale
U.S. Agency mortgage-backed securities	$72,420	$387	$197	$72,610
U.S. Government and agency securities	19,128	195	5	19,318
Obligations of state and political subdivisions	5,481	21	17	5,485
U.S. Agency asset-backed securities	4,002	18	1	4,019
Equity securities	576	830	—	1,406
Mutual fund	388	2	—	390

	$101,995	$1,453	$220	$103,228

Held-to-maturity
Obligations of state and political subdivisions	$3,695	$22	$30	$3,687

                The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	Less than 12 months		12 months or more		Total

	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

U.S. Agency mortgage-
backed securities	$22,067	$189	$9,903	$128	$31,970	$317
U.S. Agency asset-
backed securities	522	2	—	—	522	2
Obligations of state and
political subdivisions	239	—	2,540	26	2,779	26

	$22,828	$191	$12,443	$154	$35,271	$345

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

3.             Loans and Reserve for Loan Losses

                The composition of the loan portfolio at September 30, 2007 and December 31, 2006 was as follows (dollars in thousands):

Loan portfolio	September 30, 2007	% of gross loans	December 31, 2006	% of gross loans

Commercial	$614,509	30%	$560,728	30%
Real Estate:
Construction/lot	689,500	34%	588,251	31%
Mortgage	86,490	4%	80,860	4%
Commercial	601,474	30%	606,340	32%
Consumer	49,600	2%	51,083	3%

Total loans	2,041,573	100%	1,887,262	100%

Less reserve for loan losses	24,792		23,585

Total loans, net	$2,016,781		$1,863,677

                Mortgage real estate loans include mortgage loans held for sale of approximately $1.7 million at September 30, 2007 and approximately $3.0 million at December 31, 2006. In addition, the above loans are net of deferred loan fees of approximately $6.2 million at September 30, 2007 and $5.7 million at December 31, 2006.

                At September 30, 2007 the Bank had approximately $772.2 million in outstanding commitments to extend credit, compared to approximately $713.9 million at year-end 2006. Reserves for unfunded commitments (which are classified as other liabilities) totaled approximately $3.2 million at September 30, 2007 and December 31, 2006, respectively.

                Transactions in the reserve for loan losses and unfunded commitments for the nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	Nine months ended September 30,

Reserve for loan losses	2007	2006

Balance at beginning of period	$23,585	$11,935
Loan loss provision	3,800	3,680
Recoveries	1,012	494
Loans charged off	(3,605)	(985)
Reserves acquired from F&M	—	7,392

Balance at end of period	$24,792	$22,516

Reserve for unfunded commitments
Balance at beginning of period	$3,213	$2,753
Provision (credit) for unfunded commitments	(50)	820

Balance at end of period	$3,163	$3,573

Reserve for credit losses
Reserve for loan losses	$24,792	$22,516
Reserve for unfunded commitments	3,163	3,573

Total reserve for credit losses	$27,955	$26,089

4.             Non-Performing Assets

                Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006

Loans on non-accrual status	$21,046	$2,679
Loans past due 90 days or more
but not on non-accrual status	52	—
Other real estate owned	376	326

Total non-performing assets	$21,474	$3,005

Percentage of non-performing assets to total assets	0.89%	0.13%

The composition of loans on non-accrual status at September 30, 2007 and December 31, 2006 was as follows (dollars in thousands):

	September 30, 2007	% of total	December 31, 2006	% of total

Commercial	$1,110	5%	$319	12%
Real Estate:
Construction/lot	16,940	81%	1,958	73%
Mortgage	198	1%	—	0%
Commercial	2,736	13%	389	15%
Consumer	61	0%	13	0%

Total non-accrual loans	$21,046	100%	$2,679	100%

                The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income in 2007 and 2006 was $.4 million and $.2 million, respectively.

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

                At September 30, 2007, impaired loans were approximately $21.0 million and related specific valuation allowances were $.8 million. At December 31, 2006, impaired loans were approximately $2.7 million and related specific valuation allowances were $.4 million. Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant.

5.             Mortgage Servicing Rights

                At September 30, 2007 and December 31, 2006, the Bank retained servicing rights to mortgage loans with principal balances of approximately $493.6 million and $494.9 million, respectively. Generally, loans sold servicing-retained are sold to Fannie Mae, a U.S. government sponsored enterprise. The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies. Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk. However, as of September 30, 2007, management is not aware of any material mortgage loans that will be subject to repurchase.

                Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value. The carrying value of MSRs was $3.8 and $4.1 million at September 30, 2007 and December 31, 2006, respectively. The fair value of MSRs was approximately $5.3 million at September 30, 2007 and $5.6 million at December 31, 2006. Activity in MSRs for the nine months ended September 30, 2007 and 2006 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Nine months ended September 30,

	2007	2006

Balance at beginning of period	$4,096	$4,439
Additions	665	733
Amortization	(920)	(976)

Balance at end of period	$3,841	$4,196

6.         Time Deposits (dollars in thousands)

                Time deposits in excess of $100,000 aggregated approximately $172.2 million and $199.5 million at September 30, 2007 and December 31, 2006, respectively.

                At September 30, 2007, the scheduled annual maturities of all time deposits were approximately as follows:

2007	$172,000
2008	116,000
2009	18,000
2010	16,000
2011	8,000
2012	1,000

$331,000

7.         Junior Subordinated Debentures

                At September 30, 2007, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.

                The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows (dollars in thousands):

Issuance Trust	Issuance date	Maturity date	Junior subordinated debentures (A)	Interest rate	Effective rate at 9/30/07

Cascade Bancorp Trust I (D)	12/31/04	3/15/2035	$20,619	3-month LIBOR + 1.80% (C)	7.49%

Cascade Bancorp Statutory Trust II (E)	3/31/2006	6/15/2036	13,660	6.619% (B)	6.62%

Cascade Bancorp Statutory Trust III (E)	3/31/2006	6/15/2036	13,660	3-month LIBOR + 1.33% (C)	7.02%

Cascade Bancorp Statutory Trust IV (F)	6/29/2006	9/15/2036	20,619	3-month LIBOR + 1.54% (C)	7.23%

Totals			$68,558

See notes on following page

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

(C)	The three-month LIBOR in effect as of September 30, 2007 was 5.69%.

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

            In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at September 30, 2007 and December 31, 2006, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

            Interest payments on all TPS are made on a quarterly basis on March 15, June 15, September 15 and December 15.

8.             Other Borrowings

                At September 30, 2007 the Bank had a total of $79.7 million in long-term borrowings from FHLB with maturities from 2008 to 2025, bearing a weighted-average interest rate of 5.08%. In addition, at September 30, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $110.4 million and $10.7 million, respectively. At year-end 2006, the Bank had a total of $120.4 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 4.77%. In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and 2.1 million, respectively. See “Liquidity and Sources of Funds” section on page 23 for further discussion.

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

                The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2007 and 2006 can be reconciled as follows (dollars and share data in thousands):

	Nine months ended September 30,		Three months ended September 30,

	2007	2006	2007	2006

Net income	$29,720	$25,454	$10,018	$10,520

Weighted-average shares outstanding - basic	28,315	25,350	28,340	28,125
Basic net income per common share	$1.05	$1.00	$0.35	$0.37

Incremental shares arising from stock-based compensation	370	623	335	595
Weighted-average shares outstanding - diluted	28,685	25,973	28,675	28,720
Diluted net income per common share	$1.04	$0.98	$0.35	$0.37

10. Stock-Based Compensation

                Under the Company’s stock-based compensation plans approved by shareholders, the Company’s Board of Directors (the Board) - at their discretion - may grant Incentive Stock Options (ISOs), Non-qualified Stock Options (NSOs) and/or nonvested restricted stock to key employees and directors. These stock-based compensation programs were established to reward employees and directors who contribute to the success and profitability of the Company and to give such employees and directors a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s continued success. These programs also assist the Company in attracting and retaining key employees and qualified corporate directors.

                In addition, within the stock-based compensation programs, the Board - at their discretion - may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. For ISOs, the option strike price must be no less than 100% of the stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of the stock price at the grant date, and all grants to date have been at 100%. Nonvested restricted stock grants must be at fair market value on the grant date. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from the date of grant.

                Stock-based compensation expense related to stock options for the nine months ended September 30, 2007 and 2006 was approximately $.6 million and $.5 million, respectively. As of September 30, 2007, there was approximately $1.5 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

                The Company has historically granted the majority of its annual stock-based compensation awards during the first quarter of each year. During the nine months ended September 30, 2007 and 2006, the Company granted 139,962 and 80,213 stock options respectively. The fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $9.16 and $7.35 per option, respectively.

                The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,		Three months ended September 30,

	2007	2006	2007	2006

Dividend yield	1.3%	1.4%	1.3%	1.2%
Expected volatility	29.9%	34.2%	29.9%	34.2%
Risk-free interest rate	4.8%	4.3%	4.8%	5.0%
Expected option lives	6 years	6 years	6 years	6 years

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

The following table presents the activity related to stock options under all plans for the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2006	770,095	$9.79	N/A	N/A
Granted	139,962	27.09	N/A	N/A
Exercised	(121,210)	7.13	N/A	N/A
Cancelled	(8,277)	20.18	N/A	N/A

Options outstanding at September 30, 2007	780,570	$13.17	5.92	$7,140

Options exercisable at September 30, 2007	518,033	$8.21	8.30	$7,277

                In addition, during the nine months ended September 30, 2007, the Company granted a total of 32,488 shares of nonvested restricted stock at a weighted average grant date fair value of $27.32 per share (approximately $888,000). The restricted stock is scheduled to vest over periods of one to four years from the grant date. Restricted stock is reported as an increase to common stock in the accompanying condensed consolidated financial statements at September 30, 2007 and December 31, 2006. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

                As of September 30, 2007, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.6 million. Total expense recognized by the Company for nonvested restricted stock for the nine months ended September 30, 2007 and 2006 was approximately $.7 million and $.4 million, respectively. The following table presents the activity for nonvested restricted stock for the nine months ended September 30, 2007.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)

Nonvested as of December 31, 2006	104,724	$18.58	N/A
Granted	32,488	27.32	N/A
Vested	(6,564)	21.56	N/A
Cancelled	(482)	22.71	N/A

Nonvested as of September 30, 2007	130,166	$20.10	1.95

11.      Mergers and Acquisitions

            F&M Holding Company

            On April 20, 2006, the Company completed its acquisition of F&M to facilitate its expansion into the Idaho market. F&M’s banking subsidiary, Farmers & Merchants State Bank (FMSB), in Boise, Idaho and surrounding markets. The Company now operates 12 branches in this market and on July 6, 2007 announced a name change to Bank of the Cascades. In exchange for 100% of the outstanding common stock of F&M, the stockholders of F&M received 6,656,249 shares of the Company’s common stock (valued at $124,552) and $22,500 in cash (less a holdback of $3,902 related to the uncertain collectibility of specific F&M loans). The common stock issued was valued at $18.71 per share, representing an average of the closing market prices for two days before and after the date the acquisition terms were agreed to and announced.

            Upon completion of this acquisition, F&M was merged into the Company. Accordingly, the assets and liabilities of F&M were recorded in the Company’s consolidated balance sheet at their estimated fair market values as of the acquisition date. The acquisition was accounted for using the purchase method of accounting.

            At September 30, 2007, the holdback amount has been reduced to $1.7 million as certain loans have either paid-off or been upgraded and therefore removed from the holdback.

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

                The accompanying condensed consolidated financial statements include the results of operations of F&M only since April 20, 2006, the date of acquisition. The following unaudited summary information presents the condensed consolidated results of operations of the Company for the three months and nine months ended September 30, 2007 and 2006 on a pro forma basis, as if the F&M acquisition had occurred at January 1, 2006 (dollars and share data in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2007	2006	2007	2006

Net interest income	$81,814	$79,213	$27,724	$27,982
Loan loss provision	3,800	4,430	1,750	2,200

Net interest income after loan loss provision	78,014	74,783	25,974	25,782
Non-interest income	16,018	15,113	5,198	5,789
Non-interest expense	46,669	44,906	15,319	14,658

Income before income taxes	47,363	44,990	15,853	16,913
Provision for income taxes	17,643	17,236	5,835	6,393

Net income	$29,720	$27,754	$10,018	$10,520

Net income per common share
Basic	$1.05	$0.99	$0.35	$0.37
Diluted	$1.04	$0.97	$0.35	$0.37
Average shares outstanding
Basic	28,315	28,056	28,340	28,125
Diluted	28,685	28,693	28,675	28,720

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

12.          Core Deposit Intangibles

                Net unamortized CDI totaled $9.9 million at September 30, 2007 and $11.1 million at December 31, 2006. Amortization expense related to the CDI during the nine months ended September 30, 2007 and 2006 totaled $1.2 million and $.7 million, respectively.

The estimated annual amortization expense for CDI is as follows (in thousands):

Year ending December 31,

2007	$1,581
2008	1,581
2009	1,533
2010	1,476
2011	1,476
After 2011	3,435

13.          Subsequent Events

                On October 26, 2007, the Company announced that the Board of Directors approved a $.10 per share quarterly cash dividend payment, an increase of 11% over the prior quarter’s dividend. This regular dividend is payable on November 16, 2007, to shareholders of record as of November 9, 2007.

                On August 13, 2007, the Company announced that its Board of Directors authorized the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, general economic conditions, established and special trading blackout periods, and other investment opportunities. As of November 6, 2007, the Company has repurchased a total of 400,700 shares at an average price of $19.57.

14.          Recent Accounting Pronouncements

                In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2007 and the operating results for the nine months and three months then ended, included elsewhere in this report.

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

Highlights for the Third Quarter of 2007

•	Earnings Per Share (Diluted): at $0.35 compared to $0.37 a year ago and $0.36 for the immediately preceding (linked) quarter

•	Net Income: $10.0 million compared to $10.5 million year ago and $10.2 million for the linked-quarter

•	Loan Growth: up 9.0% year-over-year and 4.2% on linked-quarter basis

•	Customer Relationship Deposits: up 9.2% year over year and 4.5% on a linked-quarter basis

•	Net Interest Margin: eased to 5.24% from 5.34% linked quarter

•	Credit Quality Metrics: Non performing assets and net-charge offs trend higher

Financial Performance for the Third Quarter:

                The Company reported third quarter 2007 diluted earnings per share (EPS) at $0.35 per share compared to $0.37 reported for the same quarter in 2006 and $0.36 per share in the immediately preceding (linked) quarter. Net Income for the period was $10.0 million versus $10.5 million for the year ago quarter and $10.2 million for the linked quarter. The net interest margin for the current quarter was 5.24% compared to 5.34% in the prior (linked) quarter and 5.71% a year earlier. Loan growth was up $169 million or 9.0% compared to the year ago period, and increased $83 million or 4.2% on a linked-quarter basis. Similarly, Customer Relationship Deposits were up $136 million or 9.2% year-over-year and increased $70 million or

4.5% on a linked-quarter basis. The Company defines customer relationship deposits to include core banking accounts such as checking, money market, and savings but excluding all wholesale or brokered deposits and CD’s greater than $100,000. Return on Equity was 13.54% and Return on Tangible Equity was 23.06% for the third quarter of 2007 and Return on Assets was 1.69%.

Stock Repurchase Program:

                On August 13, 2007, the Company announced that the Board of Directors approved a stock repurchase program of up to 5% of the Company’s issued and outstanding common shares. Purchases will occur at management’s discretion over a two-year period. At September 30, 2007, the Company has acquired 53,900 shares at an average price per share of $22.37 totaling $1.2 million.

Loan Growth and Credit Quality:

                At September 30, 2007, Cascade’s loan portfolio was $2.0 billion, up 9.0% compared to the year ago period and up $82.5 million or 4.2% on a linked-quarter basis. Loan portfolio growth was primarily in construction related credits along with higher commercial and industrial loans outstanding.

                As expected for the quarter ended September 30, 2007, credit metrics trended higher from their historic lows of 2006. Net loan charge-offs were $1.6 million or 0.32% (annualized) of total loans for the quarter compared to 0.10% (annualized) for the linked-quarter. There was no concentration of charge-offs as to amount, loan type, or geographic location. Also, the quarter saw a modest uptick in consumer related loan charge-offs. Meanwhile, delinquent loans greater than 30 days past due were stable at 0.09% of total loans, compared to 0.11% for the linked-quarter. Non-performing assets (NPA’s) were also higher at $21.0 million as of September 30, 2007, or 0.89% of assets compared to $9.4 million or 0.41% of assets for the linked-quarter. The increase in NPA’s was mainly residential construction credits in the Boise, Idaho market which has experienced some slowing in new home sales [1].

                The Reserve for Credit Losses (reserve for loan losses and unfunded commitments) was a sturdy 1.37% of total loans at September 30, 2007, compared to 1.43% for the prior quarter and 1.39% a year ago. Cascade’s loan loss provision was $1.75 million for the third quarter of 2007, up from $1.0 million for the linked-quarter but below the $2.2 million provision in the year ago period. Cascade’s credit reserves remain strong compared to the average of its peer banks and management believes such reserves are at an appropriate level based upon its analysis and assessment of portfolio credit quality and prevailing economic conditions.

Deposit Growth:

                At September 30, 2007, customer relationship deposits were up 9.2% compared to a year ago and increased 4.5% on a linked-quarter basis. The majority of the linked-quarter growth was from the Idaho and Portland markets, including strong deposit inflows to our new corporate money market sweep product for select business customers. For the third quarter of 2007, average non-interest bearing deposits were stable at $476.7 million compared to the linked quarter. However, current quarter average non-interest bearing deposits were $89.1 million or 15.7% below the average of the same quarter a year ago mainly due to the contraction of real estate related activity in Cascade markets. Total Deposits were $1.8 billion, up 10.0% compared to a year ago and flat on a linked-quarter basis.

Net Interest Margin and Interest Rate Risk:

                Cascade’s net interest margin (NIM) eased modestly to 5.24% for the third quarter of 2007, down 10 basis points from the linked-quarter, primarily due to a decrease in yields on earning assets.

                Yields on earning assets during the third quarter of 2007 were lower at 8.29% compared to 8.39% in the linked-quarter quarter and up from 8.22% in the year ago quarter. Lower yields were in part a result of the Federal Reserve’s action to reduce short term fed funds rate by 50 basis points late in the quarter as well as a result of interest adjustments with respect to non performing loans.

[1] For public information as to real estate metrics in Cascade’s markets, see the Company’s Investor Presentation dated Sept 1, 2007 at www.botc.com/investor relations.
19

                The average cost of funds paid on interest bearing liabilities was stable during the third quarter of 2007 at 4.11% as compared to 4.09% in the linked-quarter but up from 3.64% for the year ago quarter. This year over year increase was primarily due to an increase in both volume and rates paid on interest bearing deposits, partially offset by a decrease in borrowings.

                Looking forward, management expects the NIM will likely decline approximately 20 basis points in the coming quarter as a consequence of the cumulative 75 basis point reduction in market interest rates enacted by the Federal Reserve at its September and October 2007 meetings. This decline in NIM may be further exacerbated by competitive pricing pressures on deposits which have not moderated in response to the reduction in market rates. While management expects these pressures to gradually abate, it may take time for markets to adjust in the current operating environment. In addition, NIM may be affected by increased spreads on borrowings and carrying cost of non-performing assets.. See cautionary “Forward Looking Statements” below and in Cascade’s Form 10-K report for further information on risk factors including interest rate risk.

Non-Interest Income and Expense:

                Non-interest income was $5.2 million, essentially flat compared to the linked-quarter and down 10.2% from the third quarter of 2006. The year over year decline is partially the result of reduced mortgage origination volume and related revenue owing to the slowing pace of real estate activity as well as a reduced level of gain on sale of investment securities compared to the year ago period. For the third quarter of 2007, residential mortgage originations totaled $38.8 million, down 23.0% from the year ago period and down 24.6% from the linked-quarter. Related net mortgage revenue was $.6 million, down from $.9 million in the year ago period and compared to $.8 million for the prior quarter.

                Non-interest expense for the third quarter of 2007 was at a level comparable to the immediately preceding quarter, but up 4.5% compared to the third quarter of 2006. The year over year increase was primarily due to higher human resources costs in support of Cascade’s ongoing growth and infrastructure investments.

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2007 and 2006

Net Interest Income

                Net interest income increased 16.5% for the nine months but decreased 0.9% for the quarter ended September 30, 2007, as compared to the same periods in 2006. The nine month increase was due to higher average earning asset volumes related to the acquisition of F&M of Idaho on April 20, 2006 augmented by earning asset growth in its Oregon markets. Thus higher interest income was earned because of a larger base of earning assets. This higher level of interest income exceeded the incremental cost of funds on larger liability balances resulting in improved net interest income for the year to date period.

                Net interest income was slightly lower for the third quarter of 2007 compared to the year ago quarter primarily because of higher cost of interest bearing liabilities compared to the year ago quarter. Yield on earning asset during the third quarter of 2007 was 8.29%, as compared to 8.22% for the year ago quarter, but average rates paid on interest bearing liabilities increased from 3.64% for the year ago quarter to 4.11% in 2007. This increase was largely a result of a change in mix of liabilities, as the slowing real estate economy reduced the amount of non interest bearing account balances held at Cascade. These funds were replaced with more expensive interest bearing deposits and borrowings.

                Primarily because of higher loan volumes and yields, total interest income increased approximately $32.1 million (or 33.2%) for the nine months and increased $3.6 million (or 9.0%) for the three months ended September 30, 2007 as compared to the same periods in 2006. Increased volumes of interest bearing deposits and borrowings in conjunction with higher interest rates paid caused total interest expense to increase approximately $20.5 million (or 77.8%) for the nine months and increase $3.9 million (or 31.5%) for the three months ended September 30, 2007, as compared to the same periods in 2006.

Average Balances and Average Rates Earned and Paid

                The following table sets forth for the quarter ended September 30, 2007 and 2006 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Quarter ended September 30, 2007			Quarter ended September 30, 2006

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$93,995	$1,313	5.54%	$119,764	$1,608	5.33%
Non-taxable securities (1)	7,249	66	3.61%	9,772	84	3.41%
Interest bearing balances due from FHLB	93	1	4.27%	382	6	6.23%
Federal funds sold	3,423	41	4.75%	4,578	61	5.29%
Federal Home Loan Bank stock	6,991	11	0.62%	6,785	—	0.00%
Loans (1)(2)(3)(4)	1,997,010	42,631	8.47%	1,809,905	38,672	8.48%

Total earning assets/interest income	2,108,761	44,063	8.29%	1,951,186	40,431	8.22%
Reserve for loan losses	(24,665)			(24,802)
Cash and due from banks	51,306			59,837
Premises and equipment, net	38,141			40,579
Bank-ow ned life insurance	32,711			17,894
Accrued interest and other assets	148,002			141,915

Total assets	$2,354,256			$2,186,609

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$918,875	8,389	3.62%	735,303	5,487	2.96%
Savings deposits	40,406	49	0.48%	53,317	66	0.49%
Time deposits	366,111	4,368	4.73%	245,664	2,619	4.23%
Other borrow ings and F&M Holdback	242,082	3,426	5.61%	311,102	4,175	5.32%

Total interest bearing liabilities/interest expense	1,567,474	16,232	4.11%	1,345,386	12,347	3.64%
Demand deposits	476,707			565,757
Other liabilities	31,080			30,394

Total liabilities	2,075,261			1,941,537
Stockholders’ equity	278,995			245,072

Total liabilities and stockholders’ equity	$2,354,256			$2,186,609

Net interest income		$27,831			$28,084

Net interest spread			4.18%			4.58%

Net interest income to earning assets (5)			5.24%			5.71%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in average loans above w as approximately $14.6 million for 2007 and insignificant for 2006.

(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $1.5 million in 2007 and $1.4 million in 2006.

(4)	Includes mortgage loans held for sale.

(5)	NIM has been adjusted to reflect municipal loans and securities on a tax-equivalent basis.

Analysis of Changes in Interest Income and Expense

                The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2007, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2007 compared to 2006

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$3,959	$3,998	$(39)
Investments and other	(327)	(388)	61

Total interest income	3,632	3,610	22

Interest expense:
Interest on deposits:
Interest bearing demand	2,902	1,370	1,532
Savings	(17)	(16)	(1)
Time deposits	1,749	1,284	465
Other borrowings	(749)	(926)	177

Total interest expense	3,885	1,712	2,173

Net interest income	$(253)	$1,898	$(2,151)

Provision for Credit Losses

                At September 30, 2007, the reserve for credit losses (reserve for loan losses and loan commitments) was 1.37% of outstanding loans, as compared to 1.39% for the year ago period. The loan loss provision was $1.75 million in the third quarter of 2007 compared to $2.2 million for the year earlier period. Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for loan losses. At this date, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions.

Non-Interest Income

                Non-interest income increased 19.8% for the nine months but decreased 10.2% for the quarter ended September 30, 2007 compared to the year ago periods. The increase for the nine month period is largely due to the acquisition of F&M on April 20, 2006. Meanwhile, service charges on deposit accounts and income related to card issuer and merchant services increased for the nine-month period due to higher transaction volume including F&M. Service charge revenue increased primarily due to increased customer base in connection with the F&M acquisition and the utilization of overdraft protection products. The decline in non interest income compared to year ago quarter was partially the result of reduced mortgage origination volume and related revenue owing to the slowing pace of real estate activity as well as a reduced level of gain on sale of investment securities compared to the year ago period.

                Mortgage revenue eased in the current quarter compared to the year ago quarter due to a decline in mortgage originations, as the Company originated $38.8 million in residential mortgages during the third quarter ended September 30, 2007, compared to $50.4 million for the year ago quarter and $51.5 million for the immediately preceding quarter.

                Generally accepted accounting principles allow for MSRs to be carried at the lower of origination value less accumulated amortization (book value) or fair value. At September 30, 2007, the Company serviced $493.6 million in mortgage loans on behalf of its customers, representing approximately 3,600 mortgage loans. The Company’s MSRs had a book value of $3.8 million compared to a fair value of approximately $5.3 million. Thus, there was no MSR valuation adjustment for the current quarter. At September 30, 2007, expressed as a percentage of loans serviced, the book value of MSR was .78% of serviced mortgage loans, while fair value was approximately 1.08% of serviced mortgages. Fair value as a percentage of loans serviced was estimated at 1.12% a year ago.

Non-Interest Expense

                Non-interest expense increased 24.1% for the nine months and increased 4.5% for the third quarter of 2007 as compared to the third quarter of 2006. Expenses for the nine month period increased primarily due to the acquisition of F&M. The third quarter increase compared to a year earlier was primarily due to higher human resources costs in support of Cascade’s ongoing growth and infrastructure investments. In addition, the Company incurred higher occupancy related costs and other expenses grew with business volumes.

Income Taxes

                Income tax expense increased during the nine-month period ended September 30, 2007, primarily as a result of higher pre-tax income. Meanwhile, the third quarter resulted in a decrease due to lower pre-tax income.

FINANCIAL CONDITION

                At September 30, 2007 total assets increased 6.9% to $2.4 billion compared to $2.2 billion at December 31, 2006. Increases in cash and cash equivalents and organic loan growth during the first nine months of 2007 contributed to the overall increase. Asset growth was funded primarily by increased interest-bearing deposits and time deposits as well as borrowings in 2007 to support loan growth.

                The Company had no material off balance sheet derivative financial instruments as of September 30, 2007 and December 31, 2006.

LIQUIDITY AND SOURCES OF FUNDS

                The objective of liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. Time deposits increased in 2006 and 2007 in part due to the use of brokered CD’s where the Bank pays national market rates. The Bank’s present funding mix is diverse, with approximately 76% of its checking account balances arising from business and public accounts and 24% from consumers. The composition of money market and interest-bearing demand accounts was 59% business and 41% consumer. Management invests excess funds in short-term and overnight money market instruments.

                To supplement its funding sources, the Bank utilizes brokered deposits. At September 30, 2007, wholesale deposits totaled approximately $92.8 million, down from $114.3 million at December 31, 2006. A further source of funds and liquidity is the Company’s capability to borrow from reliable counterparties. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs.

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

                The Bank’s primary counterparty for borrowing purposes is the Federal Home Loan Bank (FHLB). At September 30, 2007, the FHLB had extended the Bank a secured line of credit of $811.2 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2007, the Bank had qualifying collateral pledged for FHLB borrowings totaling $336.1 million. The Bank also had $53.0 million in short-term borrowing availability from the Federal Reserve Bank that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At September 30, 2007, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $711.2 million given sufficient collateral. However at September 30, 2007, the Company’s collateral availability limited such borrowing capacity to approximately $278.3 million in aggregate.

                Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At September 30, 2007, the Bank had approximately $772.2 million in outstanding commitments to extend credit, compared to approximately $713.9 million at year-end 2006. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

OTHER BORROWINGS

                At September 30, 2007 the Bank had a total of $79.7 million in long-term borrowings from FHLB with maturities from 2008 to 2025, bearing a weighted-average interest rate of 5.08%. In addition, at September 30, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $110.4 million and $10.7 million, respectively. At year-end 2006, the Bank had a total of $120.4 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 4.77%. In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and $2.1 million, respectively.

CAPITAL RESOURCES

                The Company’s total stockholders’ equity at September 30, 2007 was $284.7 million, an increase of $23.7 million from December 31, 2006. The increase primarily resulted from net income for the nine months ended September 30, 2007 of $29.7 million, less cash dividends paid to shareholders of $7.7 million during the same period, less the cost to repurchase shares of $1.2 million. In addition, at September 30, 2007 the Company had accumulated other comprehensive income of approximately $.4 million.

                At September 30, 2007, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 10.25% and 11.48%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

            A summary of the Bank’s off-balance sheet commitments at September 30, 2007 and December 31, 2006 is included in the following table (dollars in thousands):

	September 30, 2007	December 31, 2006

Commitments to extend credit	$708,337	$660,786
Commitments under credit card lines of credit	30,789	29,284
Standby letters of credit	33,098	23,825

Total off-balance sheet financial instruments	$772,224	$713,895

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

                Changes in Internal Controls

                During the third quarter of 2007, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

                There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                The following table provides information with respect to purchases made by or on behalf of the Company during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

7/1/07 - 7/31/07	—	—	—	—
8/1/07 - 8/31/07	—	—	—	1,423,526
9/1/07 - 9/30/07	53,900	22.37	53,900	1,369,626

Total	53,900		53,900

(1)
The Company announced on August 13, 2007, the Board of Directors approved a stock repurchase program of up to 5% of the Company’s issued and outstanding shares, at management’s discretion over a two-year period.

Item 6. Exhibits

(a)	Exhibits

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32 Certification Pursuant to Section 906
26

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date	11/7/07	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date	11/7/07	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer
27