Form 10-K
period 2007-12-31
CASCADE BANCORP
filed 2008-03-10
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number: 0-23322

CASCADE BANCORP
(Name of registrant as specified in its charter)

Oregon	93-1034484
(State of Incorporation)	(IRS Employer Identification #)

1100 N.W. Wall Street, Bend, Oregon	97701
(Address of principal executive offices)	(Zip Code)

(541) 385-6205
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange on Which Listed)

Securities registered pursuant to Section 12(g) of the Act: N/A

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

     Large Accelerated Filer ☐           Accelerated Filer ☒          Non-accelerated Filer ☐           Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2007 (the last business day of the most recent second quarter) was $639,223,757 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,011,699 shares of no par value Common Stock on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders of Cascade Bancorp to be held on April 28, 2008 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1. BUSINESS

     The disclosures in this Item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Contingency Information Concerning Forward-Looking Statements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein.

Cascade Bancorp

     The Company

     Cascade Bancorp (“Bancorp”), is an Oregon chartered Financial Holding Company formed in 1990, headquartered in Bend, Oregon. Bancorp conducts its business activities through its wholly-owned subsidiary, Bank of the Cascades (the Bank) which provides a broad range of commercial and retail banking services (collectively, Bancorp and the Bank are referred to as “the Company” or “Cascade”). At December 31, 2007, the Company had total consolidated assets of approximately $2.4 billion, net loans of approximately $2.0 billion and deposits of approximately $1.7 billion.

     Overview & Business Strategy

     Cascade operates in some of the fastest growing markets in the nation. In terms of banking growth markets, the footprint of Cascade’s banking franchise ranks as the top community bank footprint in the Northwest and among the top ten banks in the nation1.

     Management and directors of Cascade have developed and implemented long-term goals and strategies with the objective of achieving sustainable, above peer diluted earnings per share (EPS) growth for its shareholders while progressively serving the banking and financial needs of its customers and communities. The Company’s business strategies include: 1) operate in and expand into growth markets; 2) strive to recruit and retain the best relationship bankers in such markets; 3) consistently deliver the highest levels of customer service, and; 4) apply state-of-the-art technology for the convenience of customers. Cascade’s mission statement is to “deliver the best in community banking for the financial well-being of customers and shareholders.”

     The Company is managed by legal entity and not lines of business and therefore it presents one principal operating segment for financial reporting purposes. For more information regarding the Company’s operating segment, see Note 1 to the Company’s consolidated financial statements included under “Basis of Presentation and Summary of Significant Accounting Policies.”

     The Company’s original market was Central Oregon, whose population has grown in the 96th percentile nationally for the past decade due largely to in-migration of those seeking the quality of life offered by the region. The region has natural high-desert beauty, bountiful recreational and cultural choices, good weather, and premier healthcare services. The Company has grown with the community to a point of holding a 29% deposit market share of this historically fast growing market. The combination of a fast growing economy and powerful market share contributed to sustained high performance over the past decade. In recent years, management has sought to augment its banking footprint by expanding into other attractive Oregon markets, including Northwest and Southwest Oregon. Loans and deposits in these markets total a combined 34% and 29%, respectively of total Company balances. In April of 2006, Cascade acquired Farmers and Merchants Bank (F&M) in Boise, Idaho. F&M held the top community bank deposit market share of 6.9% in Ada County at that time. At December 31, 2007, this newest market held loans and deposits of approximately 31% and 28%, respectively of total Company balances. This expansion furthered the diversification of the Company’s banking business into multiple states and markets.

____________________

[1] Projected MSA population growth 2005-2010, weighted by bank deposits; Includes all public banks with assets $2B - $10B (ex-M&A targets); Source SNL Financial LC / ESRI.

     The following table reflects the compounded growth rates the Company has achieved over the periods indicated, however there can be no assurance as to future results:

Annual Compound Growth	1 year	3 year	5 year
Earnings Per Share Growth	-21.6%	12.2%	12.6%
Net Income Growth	-1.8%	23.3%	20.7%
Loan Growth	8.2%	33.4%	32.4%
Deposit Growth	0.3%	25.1%	27.1%

     Key Performance Indicators

     The Company has established the following performance goals: 1) consistently achieve growth in EPS that is above the norm of a group of peer banks; 2) consistently exceed 15% return on tangible equity; 3) identify and prudently manage credit and business risk; 4) strive to profitably diversify revenue sources and markets, and; 5) deliver advanced technology for the benefit of its customers. In order to achieve these goals, the Company has established key measures that specify annual and multi-year growth targets for loans and deposits, set benchmarks for its credit quality and the net interest margin. In addition, non-financial measurements are set with respect to sales and customer relationship and retention goals to assist management in directing and monitoring results. In 2007, as a consequence of the downturn in real estate markets, the Company incurred elevated credit losses and was subject to the general slowing of economic growth within its footprint, causing results to fall short of its key performance targets for the first time in many years. No assurance can be provided that key performance indicators can be met or exceeded in the future.

Subsidiaries

     Bank of the Cascades

     The Bank is an Oregon State chartered bank, opened for business in 1977 and now operates 34 branches serving communities in Central, Southwest and Northwest Oregon, as well as in the greater Boise, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. It originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking and electronic bill payment. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides investment and trust related services to its clientele.

     With the sustained increase in population and economy within its Oregon markets, the Company has enjoyed rapid growth in assets and profitability over the past decade. More recently, the Company has diversified its geographic footprint by expanding into growth markets in the greater Boise, Idaho area with its April 2006 acquisition of F&M (see “Completed Acquisition of F&M Holding Company” below.)

     The principal office of the Bank is at 1100 N.W. Wall Street, Bend, Oregon 97701, 541-385-6205.

     Cascade Bancorp Statutory Trusts I, II, III and IV

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

Completed Acquisition of F&M Holding Company

     On April 20, 2006, the Company completed its acquisition of F&M Holding Company (F&M) of Boise, Idaho and currently operates 12 banking offices in the area.

     Under the terms of the merger agreement announced December 27, 2005, the stockholders of F&M received 6,656,249 shares of Company common stock and $22.5 million in cash, less a holdback of $3.9 million to assure credit performance regarding certain loans. The assets and liabilities of F&M were recorded on the Company’s consolidated balance sheet at their fair market values as of the acquisition date. F&M’s results of operations have been included in the Company’s consolidated statement of income since acquisition date. At December 31, 2007, the holdback amount has been reduced to $1.7 million as certain loans have either paid-off or been upgraded as to credit quality.

Employees

     The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be very strong. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Company had 559 full-time equivalent employees as of December 31, 2007, down from 573 at the prior year-end. This modest decrease primarily resulted from normal attrition of non-essential staff positions.

Executive Officers of the Registrant

     The names, ages as of December 31, 2007, and positions of the current executive officers of Bancorp are listed below.

Officer’s Name	Age	Position
Patricia Moss	54	President and CEO of Cascade Bancorp since 1998.
		CEO of Bank of the Cascades since 1998.
Gregory Newton	56	Executive Vice President, Chief Financial Officer and
		Secretary of Cascade Bancorp and Bank of the Cascades
		since 2002.
Michael Delvin	59	Executive Vice President and Chief Operating Officer
		of Cascade Bancorp since 1998 and President and Chief
		Operating Officer of Bank of the Cascades since 2004.
Peggy Biss	49	Executive Vice President, Chief Human Resources Officer of
		Cascade Bancorp and Bank of the Cascades since 2002.

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

     Credit risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes to identify and manage loan portfolio concentrations. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding its loan and investment activities. In addition, the Company also utilizes borrowings from reliable counterparties such as the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) to augment its liquidity. The Company also utilizes brokered deposits as part of its wholesale funding strategies.

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

     The Bank competes for customers principally through the effectiveness and professionalism of its bankers and its commitment to customer service. In addition, it competes by offering attractive financial products and services, and by the convenient and flexible delivery of those products and services. The Company believes its community banking philosophy, technology investments and focus on small and medium-sized business, professional and consumer accounts, enables it to compete effectively with other financial service providers. In addition, the Company’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To compete for larger loans, the Bank may participate loans to other financial institutions for customers whose borrowing requirements exceed the Company’s lending limits.

Government Policies

     The operations of Bancorp’s subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.

Supervision and Regulation

     Bancorp and the Bank are extensively regulated under Federal and Oregon law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new Federal or State legislation may have in the future. The description set forth below of the significant elements of the laws and regulations that apply to the Company is qualified in its entirety by reference to the full statutes, regulations and policies that are described.

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

     State Regulations Concerning Cash Dividends

     The principal source of Bancorp’s cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; (3) all accrued expenses, interest and taxes of the institution.

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank and Bancorp are not currently subject to any regulatory restrictions on their dividends other than those noted above.

     Federal and State Bank Regulation

     The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured bank which is not a member of the Federal Reserve System, is subject to the supervision and regulation of the State of Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, and the Idaho Department of Finance, respectively, and to the supervision and regulation of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

     The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The current CRA rating of the Bank is “satisfactory.”

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

     Capital Adequacy and Prompt Corrective Action

     Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

     The Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

  Core Capital (Tier 1).    Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

  Supplementary Capital (Tier 2).    Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

  Market Risk Capital (Tier 3).    Tier 3 capital includes qualifying unsecured subordinated debt.

     Bancorp, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

     Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

     Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

     The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,”

“undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

     Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. The Company believes that, as of December 31, 2007, the Bank was “well capitalized,” based on the ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

     The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

      “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

      At December 31, 2007, the Company’s leverage, Tier 1 capital and total risked-based capital ratios were 9.90%, 10.02% and 11.27%, respectively.

      For information regarding the capital ratios and leverage ratio of Bancorp and the Bank see the discussion under the section captioned “Liquidity and Sources of Funds” included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 20 — Regulatory Matters in the notes to consolidated financial statements included in Item 8 Financial Statements and Supplementary Data, elsewhere in this report.

     The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

     The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule will be effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. This new proposal, which is intended to be finalized before the core banks may start their first transition period year under BIS II, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “BIS I-A” approach).

     The Company is not required to comply with BIS II. The Company has not made a determination as to whether it will elect to apply the BIS II requirements when they become effective.

      Deposit Insurance

     Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. For large, Risk Category 1 institutions (generally those with assets in excess of $10 billion) that have long-term debt issuer ratings assessment rates are determined from weighted-average CAMELS component ratings and long-term debt issuer ratings. The minimum annualized assessment rate for large institutions is 5 basis points per $100 of deposits and the maximum annualized assessment rate is 7 basis points per $100 of deposits. Quarterly assessment rates for large institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and long-term debt issuer ratings.

     Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a onetime assessment credit of $.3 million. This credit was utilized to partially offset $1.1 million of assessments during 2007. This credit was not available to offset Financing Corporation (“FICO”) assessments. DIF-insured institutions are required to pay a FICO assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The assessment rate for the fourth quarter of 2007 was 0.0125% of insured deposits and is adjusted quarterly. These assessments, which may be revised based upon the level of DIF deposits, will continue until the FICO bonds mature in the years 2017 through 2019. The Bank’s FICO assessment expense for 2007 was approximately $200,000, and management expects the 2008 expense to be comparable to 2007.

      USA Patriot Act

     Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001, FDIC insured banks and commercial banks were required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricts or prohibits certain correspondent accounts.

      Office of Foreign Assets Control Regulation

     The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Available Information

     Bancorp’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.botc.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, Bancorp does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

     The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including Bancorp that file electronically with the SEC.

ITEM 1A. RISK FACTORS

     There are a number of risks and uncertainties, many of which are beyond the Company’s control that could have a material adverse impact on the Company’s financial condition or results of operations. The Company describes below the most significant of these risks and uncertainties. These should not be viewed as an all inclusive list or in any particular order. Additional risks that are not currently considered material may also have an adverse effect on the Company. This report is qualified in its entirety by these risk factors.

     Before making an investment decision you should carefully consider the specific risks detailed in this section and other risks facing the Company including, among others, those certain risks, uncertainties and assumptions identified herein by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations and other risks described in this Form 10-K, the information in Part I, Item 1 “Business,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s cautionary statements as to “Forward-Looking Statements” contained therein.

     Adverse changes in economic growth and vitality in the Company’s banking markets may negatively impact the Company.

     The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. A sustained economic downturn could effect these local economies, resulting in an adverse affect on the Company’s financial condition or results of operations.

     The Company has a concentration in real estate lending. A sustained downturn in real estate within the Company’s markets could negatively impact the Company.

     Many of the Company’s loans are secured by real estate located in Oregon and Idaho. Declining real estate values and fluctuating interest rates may result in customers’ inability to repay loans. See “Loans – Real Estate Loan Concentration” In Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These trends may continue and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations.

     The Company’s reserve for credit losses may not be adequate to cover actual loan losses.

     The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may have an adverse effect on the Company’s financial condition or results of operation. The Company maintains a reserve for credit losses to absorb estimated probable loan losses inherent in the loan and commitment portfolios as of the balance sheet date. In determining the level of the reserve, management makes various assumptions and judgments about the loan portfolio. If the Company’s assumptions are incorrect, the reserve for credit losses may not be sufficient to cover losses, which could adversely affect the Company’s financial condition or results of operations. The Company establishes its level of reserve for credit losses as a result of management’s continued evaluation of specific credit risks, loan loss experience, quality of the current loan portfolio, loan concentration, economic conditions, regulations, political climate, new information about borrowers, additional problem loans and other factors. See section “Loans – Loan Portfolio Composition” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed description of loan portfolio to which the reserve for credit losses applies.

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

     The Company’s operations are subject to extensive regulation by federal and state banking authorities which impose requirements and restrictions on the Company’s operations. The regulations affect the Company’s investment practices, lending activities, and dividend policy, among other things. Changes to laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, could limit the products the Company can offer or increase the ability of non banks to compete and could adversely affect the Company in significant but unpredictable ways which in turn could have a material adverse effect on the Company’s financial condition or results of operations. Failure to comply with the laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation which could have an adverse effect on the Company’s business and financial results.

     Competition may adversely affect the Company.

     The Company faces competition for its services from a variety of competitors. The Company’s future growth and success depends on its ability to compete effectively. The Company competes for deposits, loans and other financial services with numerous financial service providers including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies. To the extent these competitors have less regulatory constraints, lower cost structures, or increased economies of scales they may be able to offer a greater variety of products and services or more favorable pricing for such products and services. As a result, the Company’s competitive position could be weakened, which could adversely affect the Company’s financial condition and results of operations.

     Our information systems may experience an interruption or breach in security.

     The Company relies on its computer information systems in the conduct of its business. The Company has policies and procedures in place to protect against and reduce the occurrences of failures, interruptions, or breaches of security of these systems, however, there can be no assurance that these policies and procedures will eliminate the occurrence of failures, interruptions or breaches of security or that they will adequately restore or minimize any such events. The occurrence of a failure, interruption or breach of security of the Company’s computer information systems could result in a loss of information, business or regulatory scrutiny, or other events, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

     We continually encounter technological change.

     Frequent introductions of new technology-driven products and services in the financial services industry result in the need for rapid technological change. In addition, the effective use of technology may result in improved customer service and reduced costs. The Company’s future success depends, to a certain extent, on its ability to identify the needs of our customers and address those needs by using technology to provide the desired products and services and to create additional efficiencies in its operations. Certain competitors may have substantially greater resources to invest in technological improvements. We may not be able to successfully implement new technology-driven products and services or to effectively market these products and services to our customers. Failure to implement the necessary technological changes could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

     The Company’s controls and procedures may fail or be circumvented.

     Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Item 9A Controls and Procedures.”

     Bancorp relies on dividends from the Bank.

     Bancorp is a separate legal entity from the Bank and substantially all of Bancorp’s revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations. In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditor. If the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which would have a material adverse effect on the Company’s financial condition and results of operations.

     The Company may not be able to attract or retain key banking employees.

     The Company strives to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense which will limit the Company’s ability to hire new professionals. Banking related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel. The Company has employment agreements with certain key executive officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     At December 31, 2007, the Company conducted full-service community banking through 34 branches, including eleven in Central Oregon, four in the Salem/Keizer area, five in Southern Oregon, one office in Portland, and 13 branches serving the Boise, Idaho/Treasure Valley market.

     In Oregon, three branch buildings are owned and are situated on leased land. The Bank owns the land and buildings at seven branch locations. The Bank leases the land and buildings at eleven branch locations. In addition, the Bank leases space for the Operations and Information Systems departments located in Bend. All leases include multiple renewal options.

     In Idaho, Cascade owns the land and buildings at 10 branch locations and leases the land and building at three branch locations. A 13th branch opened in Eagle, Idaho in January 2008, in which the land and building are owned.

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

     The Bank sold the Cascade Building in the Old Mill district of Bend in early 2007, to the partners in the construction at a cost-plus price basis that was agreed upon earlier. The Bank leased back 2,000 sq. ft. for its Old Mill banking branch.

     In the opinion of management, all of the Bank’s properties are adequately insured, its facilities are in good condition and together with any anticipated improvements and additions, are adequate to meet it operating needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time a party to various legal actions arising in the normal course of business. Management does not expect the ultimate disposition of these matters to have a material adverse effect on the business or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Cascade Bancorp common stock trades on the NASDAQ Capital Market under the symbol “CACB.” The high and low sales prices and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by the Nasdaq Capital Market for the periods indicated. Prices do not include retail mark-ups, mark-downs or commissions:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
High	$31.00	$25.50	$24.85	$23.90
Low	$24.68	$21.43	$21.41	$13.92
2006
High	$23.82	$23.72	$30.40	$31.49
Low	$18.49	$21.21	$22.02	$27.89

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Per Share	Per Share	Per Share	Per Share
2008	$0.10	N/A	N/A	N/A
2007	$0.09	$0.09	$0.09	$0.10
2006	$0.07	$0.07	$0.07	$0.09

     At February 29, 2008, the Company had 35,000,000 shares of common stock authorized with 28,011,699 shares issued and outstanding, held by approximately 8,100 shareholders of record.

     The following table sets forth Information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2007. Additional information regarding the Company’s equity plans is presented in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

# of securities remaining
available for future
	# of securities to be	Weighted average	issuance under plan
	issued on exercise of	exercise price of	(excluding securities in
	outstanding options	outstanding options	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	751,088	$13.34	596,787

Equity compensations plans
not approved by security holders	None	N/A	N/A
Total	751,088	$13.34	596,787

     On August 13, 2007, the Board of Directors authorized the Company to purchase up to five percent (5%) of the Company’s issued outstanding common shares. Purchases are to occur at management’s discretion over a two-year period. The following table provides information with respect to purchases made by or on behalf of the Company during the fourth quarter ended December 31, 2007:

				Maximum Number
			Total Number of	of Shares That
			Shares	May Yet Be
			Purchased as	Purchased Under
	Total Number of	Average Price	Part of Publicly	the Plan at the End
Period	Shares Purchased	Paid per Share	Announced Plan	of the Period
10/1/07 - 10/31/07	283,700	$19.81	283,700	1,085,926
11/1/07 - 11/30/07	104,100	$17.16	104,100	981,826
12/1/07 - 12/31/07	41,400	$15.91	41,400	940,426
Total	429,200		429,200

Five-Year Stock Performance Graph

     The graph below compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2007 with: (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices and (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices. This comparison assumes $100.00 was invested on December 31, 2002, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and adjusted to give retroactive effect to material changes resulting from stock dividends and splits.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cascade Bancorp	100.00	142.03	189.14	218.71	373.25	170.38
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42
Northwest Community Banks*	100.00	147.90	170.75	190.94	244.10	174.26

*Northwest Community Banks consists of publicly traded commercial banks, excluding Cascade Bancorp, headquartered in Oregon and Washington with total assets between $700 million and $3 billion in 2007.

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2007. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Company’s acquisitions during the five years ended December 31, 2007 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

Dollars in thousands, except per share data and ratios; unaudited

	Years ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data (at period end)
Investment securities	$87,015	$106,923	$59,286	$47,069	$34,270
Loans, gross	2,041,478	1,887,263	1,049,704	859,559	589,491
Total assets	2,394,492	2,249,314	1,269,671	1,007,163	734,698
Total deposits	1,667,138	1,661,616	1,065,379	851,397	651,154
Non-interest bearing deposits	435,503	509,920	430,463	340,652	245,378
Customer relationship deposits (1)	1,566,220	1,462,084	1,031,370	824,814	635,177
Total shareholders’ equity (book) (2)	275,286	261,076	104,376	86,432	61,756
Total shareholders’ equity (tangible) (2)	160,737	144,947	97,653	79,542	61,756
Income Statement Data
Interest income	$171,228	$138,597	$72,837	$50,911	$40,835
Interest expense	62,724	40,321	13,285	4,903	4,003
Net interest income	108,504	98,276	59,552	46,008	36,832
Provision for loan losses and commitments	19,400	6,000	3,050	3,650	2,695
Net interest income after loan loss provision	89,104	92,276	56,502	42,358	34,137
Noninterest income	21,140	18,155	13,069	12,940	13,400
Noninterest expense	62,509	52,963	34,201	29,578	24,854
Income before income taxes	47,735	57,468	35,370	25,720	22,683
Provision for income taxes	17,756	21,791	12,934	9,712	8,728
Net income	$29,979	$35,677	$22,436	$16,008	$13,955
Share Data (2)
Basic earnings per common share	$1.06	$1.37	$1.06	$0.77	$0.71
Diluted earnings per common share	$1.05	$1.34	$1.03	$0.74	$0.69
Book value per common share	$9.82	$9.22	$3.94	$3.29	$1.75
Tangible book value per common share	$5.73	$5.11	$3.94	$3.29	$1.75
Cash dividends declared per common share	$0.37	$0.31	$0.26	$0.20	$0.20
Ratio of dividends declared to net income	34.86%	22.65%	24.79%	26.66%	28.86%
Basic Average shares outstanding	28,243	26,062	21,070	20,836	19,663
Fully Diluted average shares outstanding	28,577	26,664	21,780	21,740	20,311

____________________

Notes:

(1)	Customer relationship deposits include core deposit transaction accounts such as checking, money market and savings, while excluding all wholesale or brokered deposits and time deposits greater than $100,000.

(2)	Adjusted to reflect 25% (5:4) stock splits declared in March 2004 and October 2006.

Dollars in thousands, except per share data and ratios; unaudited

	Years ended December 31,
	2007	2006	2005	2004	2003
Key Ratios
Return on average total shareholders’ equity (book)	10.92%	17.48%	24.04%	20.39%	25.07%
Return on average total shareholders’
equity (tangible) (1)	18.83%	29.81%	25.93%	22.40%	25.07%
Return on average total assets	1.28%	1.86%	1.97%	1.83%	2.13%
Net interest spread	4.20%	4.65%	4.85%	5.35%	5.62%
Net interest margin	5.23%	5.73%	5.67%	5.74%	6.02%
Total revenue (net int inc + non int inc)	$129,644	$116,431	$72,621	$58,948	$50,232
Efficiency ratio (2)	48.22%	45.49%	47.10%	50.18%	49.48%
Asset Quality Ratios
Reserve for credit losses	$37,038	$26,798	$14,688	$12,412	$9,399
Reserve for credit losses to ending loans	1.81%	1.42%	1.40%	1.44%	1.60%
Non-performing assets (3)	$55,681	$3,005	$40	$483	$56
Non-performing assets to total loans	2.73%	0.16%	0.00%	0.06%	0.01%
Delinquent >30 days to total loans	0.47%	0.18%	0.02%	0.02%	0.04%
Net Charge off’s	$9,110	$1,282	$773	$991	$966
Net loan charge-offs (annualized)	0.46%	0.08%	0.08%	0.13%	0.18%
Mortgage Activity
Mortgage Originations	$170,095	$176,558	$158,775	$141,407	$304,691
Total Servicing Portfolio (sold loans)	$493,969	$494,882	$498,668	$502,390	$514,223
Capitalized Mortgage Servicing Rights (MSR’s)	$3,756	$4,096	$4,439	$4,663	$4,688
Capital Ratios
Average shareholders’ equity to average assets	11.74%	10.71%	8.19%	9.00%	8.51%
Leverage ratio (4)	9.90%	9.82%	9.30%	10.00%	8.55%
Total risk-based capital ratio (4)	11.27%	11.26%	10.72%	11.17%	11.21%

____________________

Notes:

(1)	Excludes goodwill, core deposit intangible and other identifiable intangible assets, related to acquisitions of Community Bank of Grants Pass and F&M Holding Company.

(2)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(3)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(4)	Computed in accordance with FRB and FDIC guidelines.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 included elsewhere in this report.

Cautionary Information Concerning Forward-Looking Statements

     This annual report on Form 10-K contains forward-looking statements, which are not historical facts and pertain to our future operating results. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “expects,” “projections,” “potential,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties could cause actual results to differ materially from those expressed or implied forward-looking statements, including, among others, the risk factors described in this report as well as general business and economic conditions, including the residential and commercial real estate markets; changes in interest rates including timing or relative degree of change; competition in the industry; changes in regulatory conditions or requirements or new legislation; and changes in accounting policies. In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

     Results may differ materially from the results discussed due to changes in business and economic conditions that negatively affect credit quality, which may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, including the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon, and the greater Boise area, specifically. Likewise, competition or changes in interest rates could negatively affect the net interest margin, as could other factors listed from time to time in the Company’s SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised or updated forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

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

     Reserve for Credit Losses: Arriving at an appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in relatively complex calculations and analysis. The Company’s reserve for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for credit losses and considers factors with respect to the prevailing business environment. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses. See “Reserve for Credit Losses” later in this report.

     Mortgage Servicing Rights (MSRs): Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also “Non-Interest Income” later in this item, Note 6 of the Consolidated Financial Statements included elsewhere in this report.

Highlights and Summary of Performance – Q4 and Full Year 2007 Financial Performance

  Earnings Per Share and Net Income Full Year 2007: at $1.05 per share with net income of $30.0 million compared to $1.34 per share and $35.7 million net income in 2006.

  Earnings Per Share and Net Income Fourth Quarter 2007: at $0.01 per share and net income of $.3 million compared to $0.36 per share and $10.2 million, respectively for the year ago quarter.

  Loan Growth: up 6.5% year-over-year and seasonally flat on a linked-quarter basis.

  Customer Relationship Deposits: up 7.2% year-over-year, down 2.9% on a linked-quarter basis.

  Net Interest Margin: decreased to 4.94% vs. 5.54% for the prior year quarter and 5.24% in the linked- quarter.

  Fourth Quarter Credit Quality Metrics: The Company incurred an elevated provision for loan losses of $15.6 million and net charge-offs of $6.5 million for the fourth quarter with non-performing assets at $55.7 million at December 31, 2007.

     The Company reported 2007 full year diluted earnings per share (EPS-diluted) at $1.05 per share down 21.6% as compared to 2006 with net income at $30.0 million versus $35.7 million for 2006. The fourth quarter included a $15.6 million (pre-tax) provision for loan losses to increase the Company’s level of credit reserves primarily related to deterioration within its residential land development loan portfolio. Of this amount, $1.7 million was to increase the unallocated portion of the reserve for credit losses to approximately 10% of the total reserves. This action is taken in recognition of the elevated level of uncertainty as to the severity of the real estate downturn and its related effects on loan credit quality. These actions resulted in a full year 2007 provision for loan losses of $19.4 million versus $6.0 million in 2006. Fourth quarter 2007 earnings were $0.01 per share on $.3 million of net income, compared to $0.36 per share and $10.2 million for the year ago quarter and as compared to $0.35 for the linked-quarter. Fourth quarter net-charge-offs were approximately $6.5 million, a majority of which were against loans affected by the real estate downturn.

     With the elevated provision for loan losses in the fourth quarter, return on equity was 0.36% for that period and 10.92% for the full year of 2007. Return on tangible equity was 0.61% for the fourth quarter and 18.83% for the full year, while return on assets was 0.04% for the fourth quarter and 1.28% for the full year.

     Loan growth and credit quality

     At December 31, 2007, Cascade’s loan portfolio had grown to $2.04 billion, up 8.2% compared to a year ago. However, due to the general effects of the downturn in the real estate market coupled with seasonal slowing in the pace of construction and real estate activity during the fourth quarter, loan volumes were essentially flat when compared to the linked quarter. “See Loans – Loan Portfolio Comparison” below.

     Cascade recorded an elevated level of fourth quarter loan loss provision at $15.6 million, which brought the full year provision to $19.4 million. Net loan charge-offs were $6.5 million or 1.27% (annualized) of total loans for the quarter compared to 0.31% (annualized) for the linked-quarter. Non-performing assets (NPA’s) were $55.7 million as of December 31, 2007, or 2.73% of total loans compared to $21.5 million or 1.05% of total loans for the linked-quarter. Of this NPA balance, assets classified as ‘other real estate owned’ totaled $9.8 million. Current NPA’s are primarily comprised of residential land development and construction related credits in the Boise, Idaho and Southern Oregon markets.

     The reserve for credit losses totaled 1.81% of loans at year end, compared to 1.42% a year earlier and 1.37% for the linked-quarter. The 2007 increase in reserve for credit losses and the elevated level of NPA’s recognized by the Company were mainly due to heightened credit risk in its residential land development portfolio. The nationwide downturn in real estate has slowed lot and home sales within the Company’s markets. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values. See “Loans – Real Estate Loan Concentration” Below.

     Management believes reserves are at an appropriate level based upon its current evaluation and analysis of portfolio credit quality and prevailing economic conditions. With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, no assurance can be given that the reserve will be adequate in future periods. If the real estate economy continues to deteriorate, an elevated level of loan loss provisioning may be required in the future. See “Loan Loss Provision” below.

     Deposit growth

     At December 31, 2007, customer relationship deposits2 were up 7.2% compared to a year ago but decreased 2.9% on a linked-quarter basis. This decline in part reflects the end of the peak summer and fall tourism and construction season wherein deposit balances typically ease through the winter quarter. However, management also believes a general slowing in real estate activity has contributed to this trend, as deposits in real estate related business accounts show a reduction in average and end of period balances as compared to the prior year and quarter. This is particularly evident in a decline in non-interest bearing deposits where customer retention was strong, but average balances fell $31.2 million or 6.5% between the third and fourth quarters of 2007. The declines were largely in Central Oregon where the Company has 29% deposit market share. Total deposits at December 31, 2007 were $1.7 billion, up 0.3%

____________________

2	Customer relationship deposits include core deposit transaction accounts such as checking, money market and savings, while excluding all wholesale or brokered deposits and time deposits greater than $100,000.

compared to a year ago and down 7.0% on a linked-quarter basis, as brokered deposits declined $48.3 million during the quarter. The fourth quarter decline in non-core deposits were mainly because management tactically replaced higher cost brokered deposits with lower cost borrowings. See “Deposit Liabilities and Time Deposit Maturities.”

     Non-interest income and expense

     Non-interest income for 2007 was $21.1 million, 16.4% above the prior year, including service fee income which was at $9.7 million, up 20.2% from the prior year mainly because of increased activity and attendant full year effect of additional volumes from the April 2006 acquisition of the F&M bank in Boise, Idaho. For the full year 2007, residential mortgage originations totaled $170.1 million, down 3.2% when compared to $176.6 million in 2006. Related net mortgage revenue was $2.7 million, a decrease 0.1% compared to $3.0 million for the previous year. Fourth quarter net mortgage revenue was $.7 million, slightly less than the third quarter of $.8 million. Note that delinquency rate within Cascade’s nearly $500 million portfolio of serviced residential mortgage loans remains substantially better than national norms at only 0.19% in Oregon and 0.42% in Idaho.

     Non-interest expense for the year increased 18.0% compared to 2006 and fourth quarter expenses were 4.5% above the year ago quarter. The year-over-year increase was primarily due to higher human resources costs in support of Cascade’s ongoing growth and infrastructure investments. Importantly, the Company successfully converted to a more robust core information technology system during the fourth quarter of 2007, providing an enhanced platform to support growth in the years ahead. As the Company adjusts to a lower level of real estate related business activity, management anticipates a very modest increase in non interest expense for 2008. See “Non-Interest Income / Net Interest Margin” below.

RESULTS OF OPERATIONS - Years ended December 31, 2007, 2006, and 2005

Income Statement Overview

     Net Income

     Net income for 2007 decreased $5.7 million, or 16.0% compared to 2006. The decrease was primarily due to a year over year increase in loan loss provision of $13.4 million. For the year, net interest income increased $10.2 million or 10.4% and non-interest income was higher by $3.0 million or 16.4%. Non-interest expense increased $9.5 million or 18.0% for the year primarily due to higher human resources costs in support of Cascade’s ongoing growth and infrastructure investments. In addition, tax expense decreased 18.5% as a result of a decrease in net income. Net income for 2006 increased $13.3 million as compared to 2005. This increase was primarily due to Cascade’s acquisition of F&M, along with an increase of $3.0 million in net interest income, offset in part by increases of $9.5 million in non interest expense and $3.0 in loan loss provision.

     Net Interest Income / Net Interest Margin

     For most financial institutions, including the Company, the primary component of earnings is net interest income. Net interest income is the difference between interest income earned, principally from loans and investment securities portfolio, and interest paid, principally on customer deposits and borrowings. Changes in net interest income typically result from changes in volume, spread and margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

     Primarily because of higher loan volumes, total interest income increased approximately $32.6 million (or 23.5%) for 2007. Increased volumes of interest bearing deposits and borrowings in conjunction with higher interest rates paid caused total interest expense to increase approximately $22.4 million (or 55.6%) for 2007 as compared to the prior year.

     Net interest income increased to $108.5 million or 10.4% in 2007 over 2006 as average earning assets increased 21.5% over 2006. 2006 net interest income increased 65.0% over 2005 primarily due to the acquisition of F&M and continued loan growth. Higher market interest rates contributed to this increase, as yields increased on a larger base of earning assets, exceeding the higher cost of funds on incremental liability balances. Yields earned on assets increased to 8.21% for 2007, as compared to 8.07% in 2006 and 6.94% in 2005. Meanwhile, the average rates paid on interest bearing liabilities for 2007 increased to 4.01% in 2007 from 3.42% in 2006 and 2.07% in 2005. Note that with the Federal Reserve lowering market rates aggressively beginning in late 2007 and early 2008, loan yields and rates paid are likely to decline into 2008.

     The Company’s net interest margin (NIM) decreased to 5.23% for 2007, as compared to 5.73% for 2006. In addition, the Company reported a decline in its NIM to 4.94% for the fourth quarter of 2007, compared to 5.24% for the preceding quarter and 5.54% for the year ago quarter. Three factors contributed to the lower NIM for the fourth quarter of 2007 including interest forgone and reversed on NPA’s, lower average balances in non-interest bearing deposit accounts for the quarter, and the effect of lower market interest rates on the Company’s asset and liability mix.

     The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. The Company’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets. Because of its relatively high proportion of non-interest bearing funds, the Company’s NIM is most adversely affected in the event the federal funds rate falls to a very low level.

     Components of Net Interest Margin

     The following table presents further analysis of the components of Cascade’s net interest margin and sets forth for 2007, 2006, and 2005 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended			Year ended			Year ended
(dollars in thousands)	December 31, 2007			December 31, 2006			December 31, 2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$93,793	$5,259	5.61%	$98,324	$4,919	5.00%	$46,115	$1,719	3.73%
Non-taxable securities (1)	7,952	283	3.56%	8,831	384	4.35%	5,593	215	3.84%
Interest bearing balances due from
Federal Home Loan Bank	3,735	195	5.22%	7,293	344	4.72%	22,357	797	3.56%
Federal funds sold	3,910	187	4.78%	11,156	510	4.57%	12,516	463	3.70%
Federal Home Loan Bank stock	6,991	42	0.60%	5,617	7	0.12%	3,108	10	0.32%
Loans (1)(2)(3)(4)	1,974,435	165,690	8.39%	1,590,315	132,847	8.35%	962,514	69,841	7.26%
Total earning assets	2,090,816	171,656	8.21%	1,721,536	139,011	8.07%	1,052,203	73,045	6.94%
Reserve for loan losses	(24,498)			(22,026)			(13,909)
Cash and due from banks	55,427			62,374			63,907
Premises and equipment, net	38,307			35,082			22,254
Other Assets	178,682			116,867			15,174
Total assets	$2,338,734			$1,913,833			$1,139,629

Liabilities and Stockholders’ Equity
Int. bearing demand deposits	$889,069	30,727	3.46%	$696,100	19,608	2.82%	$458,767	8,351	1.82%
Savings deposits	41,327	202	0.49%	46,756	216	0.46%	37,094	126	0.34%
Time deposits	340,324	15,804	4.64%	198,415	8,108	4.09%	67,557	1,654	2.45%
Other borrowings	294,854	15,991	5.42%	237,206	12,389	5.22%	76,828	3,154	4.11%
Total interest bearing liabilities	1,565,574	62,724	4.01%	1,178,477	40,321	3.42%	640,246	13,285	2.07%
Demand deposits	469,015			509,145			392,273
Other liabilities	29,590			22,773			13,791
Total liabilities	2,064,179			1,710,395			1,046,310
Stockholders’ equity	274,555			203,438			93,319
Total liabilities & equity	$2,338,734			$1,913,833			$1,139,629

Net interest income		$108,932			$98,690			$59,760
Net interest spread			4.20%			4.65%			4.87%
Net interest income to earning
assets			5.23%			5.73%			5.68%

____________________

(1)	Yields on tax-exempt loans and securities have been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans for 2007 was $20.6 million and was insignificant for 2006 and 2005.

(3)	Loan related fees recognized during the period and included in the yield calculation were $5.8 million in 2007, $4.8 million in 2006 and $2.6 million in 2005.

(4)	Includes mortgage loans held for sale.

     Changes in Interest Income and Expense

     The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories:

(dollars in thousands)	Year ended December 31,
	2007 over 2006			2006 over 2005
	Total	Amount of Change		Total	Amount of Change
	Increase	Attributed to		Increase	Attributed to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$32,843	$32,087	$756	$63,006	$45,540	$17,466
Taxable securities	340	(227)	567	3,200	1,946	1,254
Non-taxable securities	(101)	(38)	(63)	169	110	59
Interest bearing balances due
from FHLB	(149)	(168)	19	(453)	(537)	84
Federal Home Loan Bank stock	35	2	33	(3)	8	(11)
Federal funds sold	(323)	(331)	8	47	(50)	97
Total interest income	32,645	31,325	1,320	65,966	47,017	18,949
Interest expense:
Interest on deposits:
Interest bearing demand	11,119	5,436	5,683	11,257	4,320	6,937
Savings	(14)	(25)	11	90	33	57
Time	7,696	5,799	1,897	6,454	3,204	3,250
Other borrowings	3,602	3,010	591	9,235	6,584	2,651
Total interest expense	22,403	14,220	8,182	27,036	14,141	12,895
Net interest income	$10,242	$17,105	$(6,862)	$38,930	$32,876	$6,054

     The amount of change in net interest income attributed to volume was $17.1 million, primarily due to an increase in the average volume of loans from $1.6 billion in 2006 to $2.0 billion in 2007. The amount of change attributed to rate decreased $6.9 million, primarily due to an increase in the yield on interest bearing demand from 2.82% in 2006 to 3.46% in 2007.

     Loan Loss Provision

     At December 31, 2007, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was 1.81% of outstanding loans, as compared to 1.42% for the year ago period. The loan loss provision was $19.4 million in 2007, $6.0 million in 2006 and $3.1 million in 2005. Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for credit losses. At December 31, 2007, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions. For further discussion, see “Reserve for Credit Losses” below. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses. See Item 1A “Risk Factors” and “Highlights – Loan Growth and Credit Quality” earlier in this item.

     Non-interest Income

     Total non-interest income was $21.1 million, 16.4% above the prior year, including service fee income which was at $9.7 million, up 20.2% from the prior year mainly because of increased activity and attendant full year effect of additional volumes from the April 2006 acquisition of the F&M bank in Boise, Idaho. The 2006 increase was due to the acquisition of F&M, which brought increased volume of banking accounts and related fee-based transaction activity in deposit account services and overdraft transactions. Income related to residential mortgage origination activity was slightly lower in 2007 as compared to 2006 due to the slowing real estate activity in both Idaho and Oregon.

     Mortgage Banking Income - Home Mortgage Originations and Mortgage Related Revenue

     The Company provides residential mortgage services on a direct to customer basis and does no business through third party (brokerage) channels. The Company has focused its originations in conventional mortgage products while avoiding option-ARM or high leverage products such as those that have led to the much publicized failures of sub-prime type mortgage firms. The low delinquency rate within Cascade’s loan servicing portfolio underscores this long-held discipline in mortgage origination. At year end, the portfolio contained over 3,600 mortgage loans of which only 7 were past due more than 30 days. The delinquency rate on this nearly $500 million portfolio of serviced residential mortgage loans remains substantially better than national norms at only 0.19%.

     Residential mortgage originations totaled $170.1 million in 2007, down 3.2% when compared to $176.6 million in 2006. Related net mortgage revenue was $2.7 million, a decrease 0.1% compared to $3.0 million for the previous year. Non-Interest income arising from mortgage services totaled approximately $3.0 million in 2006 compared to $2.3 million in 2005. The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Rates continued to stabilize in 2007 and 2006, compared to a modest increase in 2005.

     The Company sells a significant portion of its residential mortgage loans to Fannie Mae, a U.S. Government sponsored enterprise and other secondary market investors. The Company services such loans for Fannie Mae and is paid approximately .25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $494.0 million at December 31, 2007, relatively flat as compared to $494.9 million at December 31, 2006 and slightly lower then the $498.7 million at December 31, 2005. The related Mortgage Servicing Rights (MSRs) were approximately $3.8 million in 2007and $4.1 million in 2006.

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

     At December 31, 2007, expressed as a percentage of loans serviced, the book value of MSR was .76% of serviced mortgage loans, while fair value was approximately 1.07% of serviced mortgages. Fair value as a percentage of loans serviced was estimated at 1.12% a year ago.

     Mortgage loans not sold to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), are generally sold servicing released to other secondary market investors. Loans sold on this basis generate no future servicing fees for the Company.

     Non-interest Expenses

     Total non-interest expense for 2007 increased 18.0% to $62.5 million as compared to 2006. This increase was primarily due to higher human resources costs in support of Cascade’s ongoing growth and infrastructure investments. Importantly, the Company successfully converted to a more robust core information technology system during the fourth quarter of 2007, providing an enhanced platform to support growth in the years ahead. Total non-interest expenses for 2006 were 54.9% higher compared to 2005, primarily due to the acquisition of F&M. The Company’s efficiency ratio was 48.2% in 2007 compared to 45.5% in 2006, notably better than peer banks for the period. As the Company adjusts to a lower level of real estate related business activity, management anticipates a very modest increase in non interest expense for 2008.

     Income Taxes

     The provision for income taxes decreased in 2007 primarily as a result of lower pre-tax income and increased in 2006 over 2005 due to higher pre-tax income. The Company’s effective tax rate remains lower than the statutory tax rate due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits and low income housing credits.

Financial Condition

     Balance Sheet Overview

     Total assets increased 6.8% to $2.4 billion at December 31, 2007, compared to $2.2 billion at December 31, 2006. Loans grew $159.5 million or 8.5% to $2.0 billion at year-end 2007. Growth in total assets was primarily funded by other borrowings which increased to $327.9 million or 91.4% over 2006. Deposits remained relatively flat at $1.7 billion or .3% above the prior year-end, mainly due to a decrease in brokered time deposits of $86.5 million that were included in 2006. Taking these brokered time deposits into consideration, deposits actually increased approximately 5.8% year-over-year

     The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits, and capital position.

     Investment Securities

     The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2007, 2006, and 2005.

(dollars in thousands)
	December 31,
	2007	2006	2005
U.S. Agency mortgage-backed securities	$65,202	$72,610	$38,408
U.S. Government and agency securities	10,497	19,318	11,925
Obligations of state and political subdivisions	6,917	9,180	6,464
Other asset-backed securities	3,538	4,019	—
Total debt securities	86,154	105,127	56,797
Mutual fund	412	390	377
Equity securities	449	1,406	2,112
Total investment securities	$87,015	$106,923	$59,286

     Mortgage-backed securities (MBS) are mainly adjustable rate (ARM) MBS. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.

     The Company’s investment portfolio decreased by $19.9 million, or 18.6% from December 31, 2006 to December 31, 2007 as a result of ordinary maturities and prepayments on securities within the portfolio. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2007:

(dollars in thousands)
		Weighted
	Carrying	Average
Type and maturity	Value	Yield (1)
U.S. Agency mortgage-backed securities
Due within 1 year	$2,848	4.79%
Due after 1 but within 5 years	296	4.67%
Due after 5 but within 10 years	5,102	5.68%
Due after 10 years	56,956	5.18%
Total U.S. Agency mortgage-backed securities	65,202	5.20%
U.S. Government and Agency Securities
Due after 1 but within 5 years	10,497	5.50%
Total U.S. Government and Agency Securities	10,497	5.50%
State and Political Subdivisions (1)
Due within 1 year	2,747	3.42%
Due after 1 but within 5 years	1,546	4.36%
Due after 5 but within 10 years	1,846	4.62%
Due after 10 years	778	4.70%
Total State and Political Subdivisions	6,917	4.09%
U.S. Agency asset-backed securities
Due after 1 but within 5 years	3,538	5.46%
Total U.S. Agency asset-backed securities	3,538	5.46%
Total debt securities	86,154	5.27%
Mutual fund	412	4.42%
Equity securities	449	2.07%
Total Securities	$87,015	5.14%
____________________

(1)	Yields on tax-exempt securities have been stated on a tax equivalent basis.

     The average years to maturity of the Company’s investment portfolio was 4.8 years at December 31, 2007 compared to 5.1 years at December 31, 2006.

     Investments are mainly classified as “available for sale” and consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as the Government National Mortgage Association (“Ginnie Mae”), FNMA and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. The Company did not invest in securities backed by sub-prime mortgages and believes its investment portfolio has negligible exposure to such risk at this date. At December 31, 2007, the portfolio had an unrealized loss on available for sale securities of approximately $.1 million and no other than temporary impaired securities.

Loans

     Loan Portfolio Composition

     Net loans represent 84% of total assets as of December 31, 2007. The Company makes substantially all of its loans to customers located within the Company’s service areas. As a result of the economic conditions and characteristics of the Company’s primary markets, including among others, the rapid growth in population and the nature of the tourism and service industry found in much of its market areas, Cascade’s loan portfolio has historically been concentrated in real estate related loans. At the time of the 2006 acquisition of F&M in Boise, Idaho, F&M’s loan portfolio was similar in composition to that of Cascade. While the Company has sought to increase the diversification of its loan portfolio by geography and loan type, it is expected that real estate lending will continue to be a major concentration within the loan portfolio. The Company has no significant agricultural loans.

     The following table presents the composition of the Company’s loan portfolio, at the dates indicated:

		% of		% of		% of		% of		% of
		gross		gross		gross		gross		gross
(dollars in thousands)	2007	loans	2006	loans	2005	loans	2004	loans	2003	loans
Commercial	$606,408	30%	$560,728	30%	$320,619	31%	$252,575	29%	$142,460	24%
Real Estate:
Construction/lot:
Residential land development	309,916	15%	264,225	14%	66,584	6%	56,073	7%	40,049	7%
Residential construction	124,714	6%	156,008	8%	74,416	7%	48,028	6%	56,749	10%
Commercial construction	252,199	13%	168,018	9%	79,230	8%	74,615	9%	26,359	4%
Subtotal	686,829	34%	588,251	31%	220,230	21%	178,716	21%	123,157	21%
Mortgage	88,509	4%	80,860	4%	56,724	5%	52,668	6%	46,083	8%
Commercial	612,694	30%	606,340	32%	417,580	40%	338,392	39%	243,011	41%
Consumer	47,038	2%	51,083	3%	34,551	3%	37,209	4%	32,459	6%
Total loans	2,041,478	100%	1,887,262	100%	1,049,704	100%	859,560	100%	587,170	100%
Less:
Reserve for loan losses	33,875		23,585		14,688		12,412		9,399
Total loans, net	$2,007,603		$1,863,677		$1,035,016		$847,148		$577,771

     The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total company-wide loans at December 31, 2007:

		% of		% of		% of		% of		% of
	Central	gross	Northwest	gross	Southern	gross		gross		gross
(dollars in thousands)	Oregon	loans	Oregon	loans	Oregon	loans	Idaho	loans	Total	loans
Commercial	$194,115	10%	$185,926	9%	$66,026	3%	$160,341	8%	$606,408	30%
Real Estate:
Construction/lot	227,606	11%	118,104	6%	84,883	4%	256,236	13%	686,829	34%
Mortgage	30,188	1%	9,585	0%	7,641	0%	41,095	2%	88,509	4%
Commercial	239,337	12%	96,349	5%	105,498	5%	171,510	8%	612,694	30%
Consumer	22,131	1%	4,569	0%	4,382	0%	15,956	1%	47,038	2%
Total loans	$713,377	35%	$414,533	20%	$268,430	12%	$645,138	32%	$2,041,478	100%

     At December 31, 2007, the contractual maturities of all loans by category were as follows:

		Due after
		one, but
(dollars in thousands)	Due within	within five	Due after
Loan Category	one year	years	five years	Total
Commercial	$290,815	$217,189	$98,404	$606,408
Real Estate:
Construction/lot	471,982	182,499	32,348	686,829
Mortgage	12,882	13,170	62,457	88,509
Commercial	6,335	39,510	566,849	612,694
Consumer	3,272	23,419	20,347	47,038
	$785,286	$475,787	$780,405	$2,041,478

     At December 31, 2007, variable and adjustable rate loans contractually due after one year totaled $1.0 billion and loans with predetermined or fixed rates due after one year totaled $256.2 million.

     Real Estate Loan Concentration Risk

     Real estate loans have historically represented a significant portion of the Company’s overall loan portfolio and real estate is frequently a material component of collateral for the Company’s loans. Approximately two-thirds of total loans have exposure to real estate, including construction and lot loans (comprised of land development plus residential and commercial construction loan types), commercial real estate loans, residential mortgage loans, and consumer real estate. Risks associated with real estate loans include fluctuating land values, demand and prices for housing or commercial properties, national, regional and local economic conditions, changes in tax policies, and concentration within the Bank’s market area. Management believes that, because of the strong historic and projected population in-migration and related economic growth expected in the Bank’s markets, its real estate concentration risk is mitigated to an acceptable level over the long term. However no assurance can be given that the Company’s assessment of its real estate risk will be accurate in either the short or long term.

     The following paragraphs provide information on portions of the Company’s real estate loan portfolio, specifically Construction/lot and Commercial Real Estate. All such lending activities are subject to the varied risks of real estate lending. The Company’s loan origination process requires specialized underwriting, collateral and approval procedures, which mitigates, but does not eliminate the risk that loans may not be repaid. Note that the minor balance differences between the preceding and following tables are a result of the inclusion of net deferred loan fees in the above tables.

     (a) Residential land development category. This category is included in the construction/lot portfolio balances above, and represents loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment of such loans is generally the cash flow from developer sale of lots or improved parcels of land while real estate collateral, secondary sources and personal guarantees may provide an additional measure of security for such loans. Strong demand for housing as well as the market expansion opportunity associated with the Company’s acquisition of F&M in 2006 has led to loan growth in this category in recent years. However, the recent nationwide downturn in real estate has slowed lot and home sales within the Company’s markets especially in late 2007 and early 2008. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values. Weakness in this category of loans contributed significantly to the elevated level of provision for loan losses in the fourth quarter of 2007. The situation continues to be closely monitored and an elevated level of provisioning may be required should deterioration continue.

			% of
			Constr/	% of
		% of	lot	gross
(dollars in thousands)	2007	category	portfolio	loans	2006
Residential Land Development:
Raw Land	$107,160	34%	16%	5%	$99,223
Land Development	183,809	59%	27%	9%	141,466
Speculative Lots	20,916	7%	3%	1%	25,530
	$311,885	100%	45%	15%	$266,219
Geographic distribution by region:
Central Oregon	$107,150	34%	16%	5%	$89,749
Northwest Oregon	5,328	2%	1%	0%	6,411
Southwest Oregon	32,541	10%	5%	2%	29,635
Total Oregon	145,019	46%	21%	7%	125,795
Idaho	166,866	54%	24%	8%	140,424
Grand total	$311,885	100%	45%	15%	$266,219

     (b) Residential construction category. This category is included in the construction/lot portfolio balances above, and represents financing of homeowner or builder construction of new residences where the obligor generally intends to own the home upon construction (pre-sold), or builder construction of homes for resale (speculative construction).

     Pre-sold construction loans are underwritten to facilitate permanent mortgage (take-out) financing at the end of the construction phase. Especially with the turmoil in mortgage markets of the last year, no assurance can be made that committed take-out financing will be available at conclusion of construction.

     Speculative construction lending finances builders/contractors who rely on the sale of completed homes to repay loans. The Bank may finance construction costs within residential subdivisions or on a custom site basis. Speculative construction loans increased with the 2006 acquisition of F&M and grew at a steady pace in 2007 as a result of the overall growth in population and demand for housing within the communities served by the Bank. The nationwide downturn in residential real estate has slowed lot and home sales within the Company’s markets. This may impact certain builders by lengthening the marketing period for constructed homes and negatively affecting borrower liquidity and collateral values.

			% of
			Consrtr./	% of
		% of	lot	gross
(dollars in thousands)	2007	category	portfolio	loans	2006
Residential Construction:
Pre sold	$46,527	37%	7%	2%	$64,654
Lots	20,575	16%	3%	1%	27,235
Speculative Construction	58,048	46%	8%	3%	64,916
	$125,150	100%	18%	6%	$156,805
Geographic distribution by region:
Central Oregon	$52,316	42%	8%	3%	$66,856
Northwest Oregon	19,356	15%	3%	1%	28,675
Southwest Oregon	14,252	11%	2%	1%	21,043
Total Oregon	85,924	69%	12%	4%	116,574
Idaho	39,226	31%	6%	2%	40,231
Grand total	$125,150	100%	18%	6%	$156,805

     (c) Commercial construction category. This category is included in the construction/lot portfolio balances above, and represents lending to finance the construction or development of commercial properties. Obligors may be the business owner/occupier of the building who intends to operate its business from the property upon construction, or non owner (speculative) developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion.

     The 2007 growth in this portion of the overall construction portfolio is largely a result of opportunities in the Northwest Oregon region of the Bank where the Portland market has remained relatively strong with trade, technology and services. No assurance can be given that the relative economic strength of this market will continue. While the severity of the housing-led downturn generally has not had a proportional impact on the credit quality and performance of commercial construction at this time, no assurance can be given that residential real estate or other economic events will not adversely impact this category of our loan portfolio.

			% of
			Consrtr./	% of
		% of	lot	gross
(dollars in thousands)	2007	category	portfolio	loans	2006
Commercial Construction:
Pre sold	$166,725	66%	24%	8%	$71,215
Lots	17,525	7%	3%	1%	38,476
Speculative	38,031	15%	6%	2%	51,841
Speculative Lots	30,815	12%	4%	2%	8,126
	$253,096	100%	37%	12%	$169,658
Geographic distribution by region:
Central Oregon	$68,880	27%	10%	3%	$46,531
Northwest Oregon	93,979	37%	14%	5%	56,145
Southwest Oregon	39,235	16%	6%	2%	25,790
Total Oregon	202,094	80%	29%	10%	128,466
Idaho	51,002	20%	7%	2%	41,192
Grand total	$253,096	100%	37%	12%	$169,658

     (d) Commercial real estate (CRE) portfolio. This $614.9 million portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral may provide an additional measure of security for such loans. CRE loans represent approximately 32% of total loans outstanding as of December 31, 2007. Approximately 53% of CRE loans are made to owner-occupied users of the commercial property, while 47% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. While the severity of the housing-led downturn generally has not had a proportional impact on the credit quality and performance of CRE portfolio as of December 31, 2007, no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

		% of	% of
		total	gross
Commercial Real Estate:	2007	CRE	loans	2006
Owner occupied	$325,990	53%	16%	$319,376
Non-owner occupied	288,873	47%	14%	282,888
	$614,863	100%	30%	$602,264

     The following table provides the geographic distribution of the Company’s CRE loan portfolio by region as a percent of total company-wide CRE loans at December 31, 2007:

		% of		% of		% of		% of
		total		total		total		total
	Central	CRE	Northwest	CRE	Southern	CRE		CRE
Commercial Real Estate:	Oregon	loans	Oregon	loans	Oregon	loans	Idaho	loans	Total
Owner occupied	$128,349	21%	$39,512	6%	$53,757	9%	$104,372	17%	$325,990
Non-owner occupied	112,008	18%	57,166	9%	51,944	8%	67,755	11%	$288,873
Total loans	$240,357	39%	$96,678	15%	$105,701	17%	$172,127	28%	$614,863

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

     Reserve for Credit Losses

     The reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) represents management’s recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management’s current assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The level of reserve for credit losses is also subject to review by the bank regulatory authorities who may require increases to the reserve based on their evaluation of the information available to it at the time of its examination of the Bank. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. See “Income Statement Overview – Loan Loss Provision” above.

     The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan are analyzed and reserves categorized into the allocated reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

     The allocated portion of the reserve and the reserve for unfunded loan commitments is calculated by applying loss factors to outstanding loan balances and commitments to loan, segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends, portfolio concentrations and other conditions affecting the portfolio. In certain circumstances with respect to adversely risk rated loans, loss factors may utilize information as to estimated collateral values, secondary sources of repayment, guarantees and other relevant factors. The allocated portion of the consumer loan reserve is estimated based mainly upon a quarterly credit scoring analysis.

     Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that either principal and/or interest amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely risk rated.

     The unallocated portion of the reserve is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific reserves. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio. Examples of such factors could include originating loans in new or unfamiliar markets, initiating new loan programs or products, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for credit losses is available to absorb losses that may arise from any loan type or category. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period. During the fourth quarter of 2007, the Company increased its unallocated reserve to approximately $3.7 million or 10% of total reserves in response to the elevated level of uncertainty as to the severity of the real estate downturn and its related effects on loan credit quality. No assurance can be given that this increase in unallocated reserves will be sufficient for future periods or circumstances.

     The total amount of actual loan losses may vary significantly from the estimated amount. No assurance can be given that, in any particular period, loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

     The Bank’s ratio of reserve for credit losses to total loans has been relatively stable for the last several years but increased especially in the fourth quarter of 2007 reflecting higher risk resulting from the real estate downturn especially with respect to deterioration in the land development loan portfolio discussed above. The reserve was 1.81% at December 31, 2007 compared to 1.42% at December 31, 2006, and 1.40% at December 31, 2005. At this date, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions.

     Effective in the fourth quarter of 2006, the Company began classifying reserves for unfunded commitments as a liability on the consolidated balance sheet. Such reserves are included as part of the overall reserve for credit losses. Prior to 2006, unfunded commitments were classified in accordance with industry practice of other banks in our peer group. Reserves for unfunded commitments totaled approximately $3,163 and $3,213 at December 31, 2007 and 2006, respectively.

Allocation of Reserve for Credit Losses

     The increase in unallocated portion of the reserve as well as the higher reserve allocated to the construction/lot portfolio reflects the elevated level of uncertainty as to the severity of the real estate downturn and its related effects on loan credit quality in general and most specifically as to the land development portfolio. Typical factors leading to changes in reserve allocation include changes in debt service coverage ratios, guarantor and/or collateral valuation as well as economic conditions that may have a specific or generalized impact on the relative risks inherent in various loan portfolios. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

     The following table allocates the reserve for credit losses among major loan types.

	2007			2006
	Reserve for	Allocated	Loan	Reserve for	Allocated	Loan
	loan and	reserve as	category as	loan and	reserve as	category as
	commitment	a % of loan	a % of total	commitment	a % of loan	a % of total
(dollars in thousands)	losses	category	loans	losses	category	loans
Commercial	$10,388	1.71%	29.70%	$7,818	1.39%	29.71%
Real Estate:
Construction/lot	13,433	1.96%	33.64%	6,328	1.08%	31.17%
Mortgage	1,521	1.72%	4.34%	1,112	1.38%	4.28%
Commercial	3,901	0.64%	30.01%	3,986	0.66%	32.13%
Consumer	1,684	3.58%	2.30%	2,050	4.01%	2.71%
Committed/unfunded	2,414	—	—	3,213	—	—
Unallocated	3,697	—	—	2,291	—	—
Total reserve for credit losses	$37,038	1.81%	100.00%	$26,798	1.42%	100.00%

	2005			2004
	Reserve for	Allocated	Loan	Reserve for	Allocated	Loan
	loan and	reserve as	category as	loan and	reserve as	category as
	commitment	a % of loan	a % of total	commitment	a % of loan	a % of total
	losses	category	loans	losses	category	loans
Commercial	$3,526	1.10%	30.51%	$3,740	1.48%	29.33%
Real Estate:
Construction/lot	2,445	1.11%	21.01%	1,643	0.91%	20.86%
Mortgage	567	1.00%	5.39%	572	1.08%	6.11%
Commercial	2,821	0.68%	39.81%	2,268	0.67%	39.39%
Consumer	1,281	3.71%	3.28%	1,518	4.08%	4.31%
Committed/unfunded	2,753	—	—	2,077	—	—
Unallocated	1,295	—	—	603	—	—
Total reserve for credit losses	$14,688	1.40%	100.00%	$12,421	1.44%	100.00%

	2003
	Reserve for	Allocated	Loan
	loan and	reserve as	category as
	commitment	a % of loan	a % of total
	losses	category	loans
Commercial	$1,977	1.38%	24.22%
Real Estate:
Construction/lot	1,183	0.95%	21.02%
Mortgage	581	1.26%	7.83%
Commercial	2,133	0.87%	41.43%
Consumer	1,144	3.52%	5.51%
Committed/unfunded	1,372	—	—
Unallocated	1,009	—	—
Total reserve for credit losses	$9,399	1.59%	100.00%

     The following table summarizes the Company’s reserve for credit losses and charge-off and recovery activity for each of the last five years:

(dollars in thousands)	Year ended December 31,
	2007	2006	2005	2004	2003
Loans outstanding at
end of period	$2,041,478	$1,887,262	$1,049,705	$859,559	$587,170
Average loans outstanding
during the period	$1,974,435	$1,590,315	$962,514	$737,421	$544,440
Reserve for loan losses, balance
beginning of period	$23,585	$14,688	$12,412	$9,399	$7,669
Recoveries:
Commercial	378	122	241	202	173
Real Estate:
Construction	12	—	—	—	—
Mortgage	288	4	25	9	18
Commercial	—	37	—	—	138
Consumer	612	527	227	217	179
	1,290	690	493	428	508
Loans charged off:
Commercial	(4,634)	(529)	(405)	(363)	(371)
Real Estate:
Construction	(2,986)	—	—	(151)	—
Mortgage	(941)	(45)	—	—	(106)
Commercial	—	(7)	—	(17)	—
Consumer	(1,839)	(1,391)	(861)	(887)	(996)
	(10,400)	(1,972)	(1,266)	(1,420)	(1,473)
Net loans charged-off	(9,110)	(1,282)	(773)	(992)	(965)
Provision charged to operations	19,400	6,000	3,050	3,650	2,695
Reserves acquired from CBGP	—	—	—	354	—
Reserve for unfunded commitments
reclassified to other liabilities	—	(3,213)	—	—	—
Reserves acquired from F&M	—	7,392	—	—	—
Reserve balance, end of period	$33,875	$23,585	$14,688	$12,412	$9,399

Ratio of net loans charged-off to
average loans outstanding	.46%	.08%	.08%	.13%	.18%
Ratio of reserve for loan losses to
loans at end of period	1.66%	1.25%	1.40%	1.44%	1.60%

     The following table presents information with respect to non-performing assets:

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Loans on non-accrual status	$45,865	$2,679	$40	$483	$56
Loans past due 90 days or more
but not on non-accrual status	51	—	—	—	—
Other real estate owned	9,765	326	—	—	—
Total non-performing assets	$55,681	$3,005	$40	$483	$56
Percentage of non-performing assets
to total loans	2.73%	.16%	.00%	.06%	.01%

     The increase in non-performing assets at year-end 2007 is due to heightened credit risk within the residential land development and construction related credits in the Boise, Idaho and Southern Oregon markets. The increase is a result of the nationwide downturn in real estate which has slowed lot and home sales within the Company’s markets. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values (for further discussion, see “Real Estate Loan Concentration Risk” above).

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for 2007 was $1.2 million, and was insignificant for the years of 2006 and 2005.

     During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, in “Joint Guidance on Overdraft Protection Programs.”

     At December 31, 2007, the Company’s recorded investment in certain loans that were considered to be impaired was $45.9 million and specific valuation allowances were $3.9 million. Impaired loans were insignificant at year-end 2006.

Bank-Owned Life Insurance (BOLI)

     The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See footnote 1 of the Company’s notes to consolidated financial statements located under item 8 of this report. During 2007 the Bank did not purchase any new BOLI, however for 2006 and 2005, the Bank purchased $13.6 million and $1.4 million, respectively. The cash surrender value of the Bank’s total life insurance policies was $33.3 and $31.7 million at December 31, 2007 and 2006, respectively. The Bank recorded income from the BOLI policies of $1.6 million in 2007, $.8 million in 2006 and $.7 million in 2005.

     The Company owns both general account and separate account BOLI. The separate account BOLI was purchased in the fourth quarter of 2006 as an investment expected to provide a long-term source of earnings to support existing employee benefit plans. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but may not fully insulate investment against changes in the fair market value depending on severity and duration of possible market price disruption.

Liabilities

     Deposit Liabilities and Time Deposit Maturities. Total deposits for 2007 remained steady when compared to 2006. Meanwhile, total deposits averaged $1.7 billion for the full year 2007, up 20.0% or $289.4 million from the prior year average. 2007 average non-interest-bearing demand was down $40.0 million or 7.8% and average interest bearing demand (including money market deposits) was up $193.0 million or 27.7%.

     At December 31, 2007, total deposits were $1.7 billion, relatively unchanged from year-end 2006. In order to fund the Company’s strong asset growth, Cascade utilizes brokered and Certificate of Deposit Registry Program (CDARS™) deposits. At December 31, 2007, such brokered deposits totaled $71.4 million and CDARS™ deposits totaled approximately $80.1 million.

     Rates paid on all interest bearing deposit categories increased in 2007 as the Federal Reserve continued its program to push market rates higher. In addition, the brokered deposits discussed above carry rates that are often at higher national market levels.

     Historically Cascade has had a relatively high proportion of its deposits in non-interest bearing accounts. However, especially during the latter half of 2006 and into 2007, non interest bearing balances eased to approximately 26.1% of total deposits as of year-end, compared to a full year average of 27.0%. While it is not atypical for Cascade’s deposits to seasonally slow or even decline modestly late in the year after the peak summer construction season, the decline in 2007 appears to be exacerbated as a consequence of the nation-wide slowing in real estate activity following the excessive pace in 2005 and early 2006.

     Average time deposits during 2007 increased $141.9 million to $340.3 million as compared to 2006 averages. The increase in time deposits primarily resulted from the use of national market brokered CD’s that were part of the Company’s wholesale funding strategies in 2007. In addition, the Bank began using the CDARS™ program in 2006. CDARS™ deposits are utilized to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance (see “Deposits, Liabilities and Time Deposit Maturities” and “Liquidity and Sources of Funds” in this item). Of the increase in average time deposits during 2007, brokered CD’s and CDARS™ accounted for approximately $48.2 million and $64.1 million, respectively. The Company does not aggressively market time deposits within local markets as they are not believed to be key to its relationship banking strategy.

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

(dollars in thousands)	Years ended December 31,
	2007		2006		2005
Deposit Liabilities	Average		Average		Average
		Rate		Rate		Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Demand	$469,015	N/A	$509,145	N/A	$392,273	N/A
Interest-bearing demand	889,069	3.46%	696,100	2.82%	458,767	1.82%
Savings	41,327	0.49%	46,756	0.46%	37,094	0.34%
Time	340,324	4.64%	198,415	4.09%	67,557	2.45%
Total Deposits	$1,739,735		$1,450,416		$955,691

     As of December 31, 2007, the Company’s time deposit liabilities had the following times remaining to maturity:

(dollars in thousands)	Time deposits of		All other
	$100,000 or more (1)		Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent
3 months or less	$44,483	38.03%	$83,102	59.30%
Due after 3 months through
6 months	14,032	12.00%	25,440	18.15%
Due after 6 months through
12 months	26,070	22.30%	15,188	10.84%
Due after 12 months	32,351	27.67%	16,401	11.71%
Total	$116,936	100.00%	$140,131	100.00%
____________________

(1)	Time deposits of $100,000 or more represent 7.0% of total deposits as of December 31, 2007.

(2)	All other time deposits represent 8.4% of total deposits as of December 31, 2007.

     Junior Subordinated Debentures. The purpose of the Company’s $68.6 million of trust preferred securities was to fund the cash portion of the F&M acquisition, to support general corporate purposes and to augment regulatory capital. Management believes the securities qualify as Tier 1 regulatory capital and are priced at a competitive level. The Company’s obligations under the Junior Subordinated Debentures (the “Debentures”) and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts. The trust preferred securities are subject to mandatory redemption upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The trust preferred securities may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the trust preferred securities. See Note 9 of the consolidated financial statements included in Item 8 of this report for additional details.

     Other Borrowings. At December 31, 2007 the Bank had a total of $117.4 million in long-term borrowings from FHLB with maturities from 2008 to 2025. Approximately $77.3 million of this amount bears a fixed or adjustable weighted average rate of 3.94% while the remaining $40.0 million float with LIBOR. In addition, at December 31, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $175.8 million and $34.7 million, respectively. At year-end 2006, the Bank had a total of $120.4 million in long-term borrowings from FHLB bearing a weighted-average interest rate of 4.77%. In addition, at December 31, 2006, the Bank had short-term borrowings with FHLB and FRB of approximately $48.8 million and $2.1 million, respectively. See “Liquidity and Sources of Funds” below for further discussion.

     Contractual Obligations. As of December 31, 2007, the Company has entered into the contractual obligations to make future payments as listed below:

(dollars in thousands)	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Time deposits of $100,000 and over	$116,919	$84,568	$25,686	$6,665	$—
Federal Home Loan Bank advances	293,209	228,780	29,114	5,074	30,241
Junior subordinated debentures	68,558	—	—	—	68,558
Operating leases	16,619	2,439	4,608	1,173	8,399
Total contractual obligations	$495,305	$315,787	$59,408	$12,912	$107,198

     Off-Balance Sheet Arrangements. A schedule of significant off-balance sheet commitments at December 31, 2007 is included in the following table (dollars in thousands):

Commitments to extend credit	$669,336
Commitments under credit card lines of credit	30,490
Standby letters of credit	27,602
Total off-balance sheet commitments	$727,428

     See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Stockholder’s Equity

     The Company’s total stockholders’ equity at December 31, 2007 was $275.3 million, an increase of $14.2 million from December 31, 2006. The increase primarily resulted from net income for the year ended December 31, 2007 of $30.0 million, less cash dividends paid to shareholders of $10.5 million during 2007, less the cost to repurchase shares of $9.2 million. In addition, at December 31, 2007 the Company had accumulated other comprehensive income of approximately $.5 million.

CAPITAL RESOURCES

     From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At December 31, 2007, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

     Management believes that the capital resources of the Company will be adequate to meet its needs for the reasonable foreseeable future. Additional information regarding capital resources is located in Note 20 of the Notes to the Consolidated Financial Statements included in item 8 this report.

LIQUIDITY AND SOURCES OF FUNDS

     Bancorp is a holding company and its primary sources of liquidity are the dividends received from the Bank. Banking regulations may limit the amount of the dividend that the Bank may pay to the Bancorp.

     The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. Total deposits increased in 2006 and 2007 in part due to the use of brokered CD’s where the Bank pays national market rates. The Bank’s present funding mix is diverse, with approximately 76% of its checking account balances arising from business and public accounts and 24% from consumers. The composition of money market and interest-bearing demand accounts was 58% business and 42% consumer. Management invests excess funds in short-term and overnight money market instruments

     A further source of funds and liquidity is the Bank’s capability to borrow from reliable counterparties. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs. Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Policy requires the analysis and testing of such sources to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. At December 31, 2007, such deposits totaled approximately $24.7 million, down from $114.3 million at December 31, 2006. This decline was a result of redeployment to more cost effective borrowing sources because of high rates on brokered deposits.

     The Bank’s primary counterparty for borrowing purposes is the FHLB. At December 31, 2007, the FHLB had extended the Bank a secured line of credit of $838.6 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2007, the Bank had qualifying collateral pledged for FHLB borrowings totaling $342.4 million. The Bank also had $70.1 million in short-term borrowing availability from the FRB that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At December 31, 2007, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $691.0 million given sufficient collateral. However at December 31, 2007, the Bank’s collateral availability limited such borrowing capacity to approximately $324.4 million in aggregate.

     Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2007, the Bank had approximately $727.4 million in outstanding commitments to extend credit, compared to approximately $713.9 million at year-end 2006. Management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

INFLATION

     The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The disclosures in this item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein.

Interest Rate Risk and Asset and Liability Management

     The goal of the Company’s asset and liability management policy is to maximize long-term profitability under the range of likely interest rate scenarios. Interest rate risk management requires estimating the probability and impact of changes in interest rates on assets and liabilities. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company’s methodology for analyzing interest rate risk includes simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Bank has historically adjusted its sensitivity to changing interest rates by strategically managing its loan and deposit portfolios with respect to pricing, maturity or contractual characteristics. The Bank may also target the expansion or contraction of specific investment portfolio or borrowing structures to further affect its risk profile. In addition, the Bank is authorized to enter into interest rate swap or other hedging contracts with re-pricing characteristics that tend to moderate interest rate risk. However, there are no material structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and other uncertainties described below, there can be no assurance of the effectiveness of management programs to achieve its interest rate risk objectives.

     To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios routinely include a “stable” or unchanged scenario and an “estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “rising rates”, “declining rates”, and “alternate declining rates” are established to stress-test the impact of more dramatic rate movements that are perceived as less likely, but may still possibly occur. Next, net interest income and earnings are simulated in each scenario. Note that earnings projections include the effect of estimated loan and deposit growth that management deems reasonable; however, such volume projections are not varied by rate scenario. Note also that the downturn in real estate has caused elevated levels of non performing loans which lowers reported NIM depending on the absolute volume of such assets. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates projected in various interest rate scenarios. Generally, projected market rates are reached gradually over the 2-year simulation horizon.

	Actual Market	Estimated	Alt. Declining	Declining	Rising
	Rates at	Rates at	Rates at	Rates at	Rates at
	December 2007	December 2009	December 2009	December 2009	December 2009
Federal Funds Rate	4.25%	3.00%	2.00%	0.50%	10.25%
Prime Rate	7.25%	6.00%	5.00	3.50%	11.75%
Yield Curve Spread
Fed Funds to
10-year Treas.	(.23%)	.25%	1.10%	1.90%	.25%

     The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Estimated” rate scenario calculated as of this year end. The effect on earnings assumes no changes in non-interest income or expense between scenarios.

	First Twelve Month	Second Twelve Month	24th Month annualized
	Average % Change in	Average % Change in	% Change in
Estimated Rate Scenario compared to:	Pro-forma Net Income	Pro-forma Net Income	Pro-forma Net Income
Alternate Declining Rate Scenario	(1.9%)	(7.3%)	(9.2%)
Declining Rate Scenario	(5.1%)	(14.7%)	(18.5%)
Rising Rate Scenario	4.8%	19.9%	28.2%

     Management’s assessment of interest rate risk and scenario analysis must be considered in the context of market interest rates and overall economic conditions. Beginning in mid 2004, the Federal Reserve engineered a gradual rising in short term market interest rates. Meanwhile, long term rates remained relatively stable resulting in a flattening of yield curve between short and long term rates. However, with the much publicized subprime, real estate and credit market disruptions of 2007, market participants are currently anticipating a rapid decline in rates in 2008.

     In management’s judgment and at this date, the interest rate risk profile of the Bank is reasonably balanced within the most likely range of possible outcomes. The model indicates that should future interest rates actually follow the path indicated in the “estimated” rate scenario, the net interest margin would range between 4.70% and 4.80% all else being equal. However, with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely fall outside of this range should such interest rates actually occur. This is mainly because the Bank has a large portion of non-interest bearing funds (approximately 25% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. Thus in the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall to the very low levels assumed in the declining scenario, yields on loans and securities would compress against an already low cost of funds. Also in this declining rate scenario, the model assumes an annualized 35% prepayment rate on loans currently outstanding that would refinance to lower rates, contributing to margin compression. Thus in the declining rate scenario where the federal fund rates fall to just 0.50%, the model indicates that the net interest margin could average approximately 5.1% below the range noted above during the first 12 months of the forecast horizon, and up to 14.7% below during the second twelve months. Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of the cost of mitigating such risk and because the model suggests that the Bank would still generate satisfactory returns under such circumstances.

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

     Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary substantially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: (1) no presumption of changes in asset and liability strategies in response to changing circumstances; (2) model assumptions may differ from actual outcomes; (3) uncertainties as to customer behavior in response to changing circumstances; (4) unexpected absolute and relative loan and deposit volume changes; (5) unexpected absolute and relative loan and deposit pricing levels; (6) unexpected behavior by competitors; and (7) other unanticipated credit conditions or other events impacting volatility in market conditions and interest rates.

Interest Rate Gap Table

     In the opinion of management, the use of interest rate gap analysis is less valuable than the simulation method discussed above as a means to measure and manage interest rate risk. This is because it is a static measure of rate sensitivity and does not capture the possible magnitude or pace of rate changes. At year-end 2006, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for repricing within one-year exceeded rate sensitive assets by approximately $337.0 million.

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

     Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2007:

		After 90 days	After one
		within one	year within	After five
(Dollars in thousands)	Within 90 Days	year	five years	years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$668	$5,684	$15,899	$65,432	$87,683
Interest bearing balances with FHLB	3	—	—	—	3
Loans	1,098,391	52,865	779,991	110,231	2,041,478
Total interest earning assets	$1,099,062	$58,549	$795,890	$175,663	$2,129,164

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$801,340	$135,508	$—	$—	$936,848
Savings deposits	18,860	18,860	—	—	37,720
Time deposits	127,585	80,730	48,752	—	257,067
Total interest bearing deposits	947,785	235,098	48,752	—	1,231,635
Junior subordinated debentures	54,898	—	—	13,660	68,558
Federal funds purchased	14,802	—	—	—	14,802
Other borrowings	34,658	188,780	69,114	35,315	327,867
Customer repurchase agreements	18,614	—	—	—	18,614
Total interest bearing liabilities	$1,070,757	$423,878	$117,866	$48,975	$1,661,476
Interest rate sensitivity gap	$28,305	$(365,329)	$678,024	$126,688	$467,688
Cumulative interest rate sensitivity gap	$28,305	$(337,024)	$341,000	$467,688	$467,688
Interest rate gap as a percentage of total
interest earning assets	1.33%	-17.16%	31.84%	5.95%	21.97%
Cumulative interest rate gap as a
percentage of total earning assets	1.33%	-15.83%	16.02%	21.97%	21.97%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2008 expressed an adverse opinion.

Portland, Oregon
March 5, 2008

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$62,470	$54,962
Interest bearing deposits with Federal Home Loan Bank	3	47
Federal funds sold	668	650
Total cash and cash equivalents	63,141	55,659
Investment securities available-for-sale	83,835	103,228
Investment securities held-to-maturity, estimated fair
value of $3,193 ($3,687 in 2006)	3,180	3,695
Federal Home Loan Bank stock	6,991	6,991
Loans, net	2,007,603	1,863,677
Premises and equipment, net	38,062	40,553
Goodwill	105,047	105,047
Core deposit intangibles	9,502	11,082
Bank-owned life insurance	33,304	31,730
Accrued interest and other assets	43,827	27,652
Total assets	$2,394,492	$2,249,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$435,503	$509,920
Interest bearing demand	936,848	791,768
Savings	37,720	46,522
Time	257,067	313,406
Total deposits	1,667,138	1,661,616
Junior subordinated debentures	68,558	68,558
Federal funds purchased	14,802	15,177
Other borrowings	327,867	171,290
Customer repurchase agreements	18,614	44,018
Accrued interest and other liabilities	22,227	27,579
Total liabilities	2,119,206	1,988,238
Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized;
28,034,172 shares issued and outstanding (28,330,259 in 2006)	157,153	162,199
Retained earnings	117,600	98,112
Accumulated other comprehensive income	533	765
Total stockholders’ equity	275,286	261,076
Total liabilities and stockholders’ equity	$2,394,492	$2,249,314

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share amounts)

	2007	2006	2005
Interest and dividend income:
Interest and fees on loans	$165,361	$132,525	$69,689
Taxable interest on investment securities	5,160	4,919	1,719
Nontaxable interest on investment securities	283	292	159
Interest on interest bearing deposits with Federal Home Loan Bank	195	344	796
Interest on federal funds sold	187	510	464
Dividends on Federal Home Loan Bank stock	42	7	10
Total interest and dividend income	171,228	138,597	72,837
Interest expense:
Deposits:
Interest bearing demand	30,727	19,608	8,351
Savings	202	216	126
Time	15,804	8,108	1,654
Junior subordinated debentures and other borrowings	15,991	12,389	3,154
Total interest expense	62,724	40,321	13,285
Net interest income	108,504	98,276	59,552
Loan loss provision	19,400	6,000	3,050
Net interest income after loan loss provision	89,104	92,276	56,502
Noninterest income:
Service charges on deposit accounts, net	9,710	8,034	6,219
Mortgage banking income, net	2,730	3,024	2,256
Card issuer and merchant service fees, net	3,930	3,427	2,386
Earnings on bank-owned life insurance	1,574	761	709
Net gains (losses) on sales of other real estate owned	(85)	10	196
Gains on sales of investment securities available-for-sale	260	590	—
Other	3,021	2,309	1,303
Total noninterest income	21,140	18,155	13,069
Noninterest expenses:
Salaries and employee benefits	36,344	32,082	20,669
Equipment	2,250	2,102	1,455
Occupancy	4,438	3,447	2,349
Communications	1,988	1,607	952
Other	17,489	13,725	8,776
Total noninterest expenses	62,509	52,963	34,201
Income before income taxes	47,735	57,468	35,370
Provision for income taxes	17,756	21,791	12,934
Net income	$29,979	$35,677	$22,436
Basic earnings per common share	$1.06	$1.37	$1.06
Diluted earnings per common share	$1.05	$1.34	$1.03

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share amounts)

					Unearned
					compensation	Accumulated
					on nonvested	other	Total
	Number of	Comprehensive	Common	Retained	restricted	comprehensive	stockholders'
	shares	income (loss)	stock	earnings	stock	income (loss)	equity
Balances at December 31, 2004	20,923,283		$32,079	$53,707	$(156)	$802	$86,432
Comprehensive income:
Net income	—	$22,436	—	22,436	—	—	22,436
Other comprehensive loss - unrealized losses on investment
securities available-for-sale of approximately $261 (net of
income taxes of approximately $160)	—	(261)	—	—	—	(261)	(261)
Total comprehensive income	—	$22,175	—	—	—	—	—
Nonvested restricted stock grants, net	62,483		590	—	(590)	—	—
Amortization of unearned compensation on nonvested restricted stock	—		—	—	304	—	304
Cash dividends paid (aggregating $.26 per share)	—		—	(5,572)	—	—	(5,572)
Stock options exercised	206,128		797	—	—	—	797
Tax benefit from non-qualified stock options exercised	—		240	—	—	—	240
Balances at December 31, 2005	21,191,894		33,706	70,571	(442)	541	104,376
Comprehensive income:
Net income	—	$35,677	—	35,677	—	—	35,677
Other comprehensive income - unrealized gains on investment
securities available-for-sale of approximately $590 (net of
income taxes of approximately $361), net of reclassification adjustment for net gains on sales of investment securities
available-for-sale included in net income of approximately
$366 (net of income taxes of approximately $224)	—	224	—	—	—	224	224
Total comprehensive income	—	$35,901	—	—	—	—	—
Transfer to common stock due to implementation of SFAS 123R	—		(442)	—	442	—	—
Common stock issued in conjunction with acquisition
of F&M Holding Company (Note 11)	6,656,249		124,552	—	—	—	124,552
Nonvested restricted stock grants, net	42,241		—	—	—	—	—
Stock-based compensation expense	—		1,149	—	—	—	1,149
Cash dividends paid (aggregating $.31 per share)	—		—	(8,136)	—	—	(8,136)
Stock options exercised	439,875		2,609	—	—	—	2,609
Tax benefit from non-qualified stock options exercised	—		625	—	—	—	625
Balances at December 31, 2006	28,330,259		162,199	98,112	—	765	261,076

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share amounts)

					Unearned
					compensation	Accumulated
					on nonvested	other	Total
	Number of	Comprehensive	Common	Retained	restricted	comprehensive	stockholders'
	shares	income (loss)	stock	earnings	stock	income (loss)	equity
Comprehensive income:
Net income	—	$29,979	$—	$29,979	$—	$ —	$29,979
Other comprehensive loss - unrealized losses on investment
securities available-for-sale of approximately $70 (net of
income taxes of approximately $43), net of reclassification
adjustment for net gains on sales of investment securities
available-for-sale included in net income of approximately
$162 (net of income taxes of approximately $98)	—	(232)	—	—	—	(232)	(232)
Total comprehensive income	—	$29,747	—	—	—	—	—
Nonvested restricted stock grants, net	40,904		—	—	—	—	—
Stock-based compensation expense	—		1,632	—	—	—	1,632
Cash dividends paid (aggregating $.37 per share)	—		—	(10,491)	—	—	(10,491)
Stock options exercised	146,109		1,979	—	—	—	1,979
Tax benefit from non-qualified stock options exercised	—		548	—	—	—	548
Repurchases of common stock	(483,100)		(9,205)	—	—	—	(9,205)
Balances at December 31, 2007	28,034,172		$157,153	$117,600	$—	$533	$275,286

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$29,979	$35,677	$22,436
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,541	3,210	3,408
Loan loss provision	19,400	6,000	3,050
Credit for deferred income taxes	(6,841)	(2,546)	(1,751)
Discounts (gains) on sales of mortgage loans, net	(102)	(177)	526
Gains on sales of investment securities available-for-sale	(260)	(590)	—
Dividends on Federal Home Loan Bank stock	—	—	(10)
Deferred benefit plan expenses	2,690	1,969	1,785
Stock-based compensation expense	1,632	1,149	—
Amortization of unearned compensation on restricted stock	—	—	304
Gain on sales of premises and equipment, net	(342)	—	—
Increase in accrued interest and other assets	(2,569)	(5,316)	(4,035)
Increase (decrease) in accrued interest and other liabilities	(7,900)	890	1,510
Originations of mortgage loans	(170,095)	(176,558)	(158,775)
Proceeds from sales of mortgage loans	168,917	176,361	158,822
Net cash provided by operating activities	39,050	40,069	27,270
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(14,859)	(18,008)	(23,512)
Purchases of investment securities held-to-maturity	—	—	(1,886)
Proceeds from maturities, calls and prepayments of
investment securities available-for-sale	34,137	41,728	12,633
Proceeds from sales of investment securities available-for-sale	525	34,819	—
Proceeds from maturities and calls of investment securities
held-to-maturity	505	130	—
Purchase of Federal Home Loan Bank stock	—	(2,504)	(659)
Loan originations, net	(173,712)	(340,426)	(191,493)
Cash exchanged in acquisition of F&M Holding Company, net	—	(30,850)	—
Purchases of premises and equipment, net	458	(3,561)	(2,444)
Purchases of bank-owned life insurance	—	(13,600)	(1,357)
Proceeds from sales of other real estate owned	2,227	40	—
Net cash used in investing activities	(150,719)	(332,232)	(208,718)
Cash flows from financing activities:
Net increase in deposits	5,522	113,530	213,983
Net decrease in customer repurchase agreements	(25,404)	(11,291)	—
Proceeds from issuance of junior subordinated debentures	—	47,939	—
Net increase (decrease) in federal funds purchased	(375)	15,177	—
Net increase in other borrowings	156,577	79,660	27,817
Cash dividends paid	(10,491)	(8,136)	(5,572)
Proceeds from stock options exercised	1,979	2,609	797
Repurchases of common stock	(9,205)	—	—
Tax benefit from non-qualified stock options exercised	548	625	240
Net cash provided by financing activities	119,151	240,113	237,265
Net increase (decrease) in cash and cash equivalents	7,482	(52,050)	55,817
Cash and cash equivalents at beginning of year	55,659	107,709	51,892
Cash and cash equivalents at end of year	$63,141	$55,659	$107,709

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), an Oregon chartered financial holding company, and its wholly-owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company”). Prior to July 6, 2007, the Bank operated branches in Idaho under the name of Farmers & Merchants, a Bank of the Cascades Company (see Note 11). Effective July 6, 2007, the Company announced that such branches in Idaho changed their name to Bank of the Cascades. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 5-for-4 stock split in 2006.

Certain amounts in 2006 and 2005 have been reclassified to conform with the 2007 presentation.

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

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community banking industry and include traditional community banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and trust services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. The performance of the Company and Bank is reviewed by the executive management team and the Company’s Board of Directors (the Board) on a monthly basis. All of the executive officers of the Company are members of the Bank’s executive management team, and operating decisions are made based on the performance of the Company as a whole. Accordingly, disaggregated segment information is not required to be presented in the accompanying consolidated financial statements, and the Company will continue to present one segment for financial reporting purposes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

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

Supplemental disclosures of cash flow information

Noncash transactions resulted from unrealized gains and losses on investment securities available-for-sale, net of income taxes, reclassification of unearned compensation on nonvested restricted stock to common stock, issuance of nonvested restricted stock, common stock issued in conjunction with the acquisition of F&M Holding Company (F&M), and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; a 5-for-4 stock split in 2006; the transfer of approximately $11,666 and $367 of loans to other real estate owned in 2007 and 2006, respectively, and transfers of general account bank-owned life insurance (BOLI) policies to separate account BOLI policies in 2006.

During 2007, 2006 and 2005, the Company paid approximately $62,902, $37,941 and $12,983, respectively, in interest expense.

During 2007, 2006 and 2005, the Company made income tax payments of approximately $24,940, $24,270 and $13,579, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2007, 2006 or 2005.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary would result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2007 and 2006 are temporary (see Note 3).

FHLB stock

The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2007, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

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

Reserve for loan losses

The reserve for loan losses represents management’s recognition of the assumed risks of extending credit. The reserve is established to absorb known and inherent losses in the loan portfolio as of the consolidated balance sheet date. As of December 31, 2006, the Bank established a separate liability for inherent losses on unfunded loan commitments. Prior to December 31, 2006, the liability for unfunded loan commitments was included in the reserve for loan losses. The reserve is maintained at a level currently considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the portfolio.

The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The level of reserve for loan losses is also subject to review by the bank regulatory authorities who may require increases to the reserve based on their evaluation of the information available to it at the time of its examination of the Bank. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan are analyzed and reserves categorized into the allocated reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The allocated portion of the reserve and the reserve for unfunded loan commitments is calculated by applying loss factors to outstanding loan balances and commitments to loan, segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends, portfolio concentrations and other conditions affecting the portfolio. In certain circumstances with respect to adversely risk rated loans, loss factors may utilize information as to estimated collateral values, secondary sources of repayment, guarantees and other relevant factors. The allocated portion of the consumer loan reserve is estimated based mainly upon a quarterly credit scoring analysis.

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that either principal and/or interest amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely risk rated.

The unallocated portion of the reserve is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific reserves. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio. The unallocated reserve may also be affected by review by the bank regulatory authorities who may require increases to the reserve based on their evaluation of the information available to it at the time of its examination. Also, loss data representing a complete economic cycle is not available for all sections of the loan portfolio. Accordingly, the unallocated reserve helps to minimize the risk related to the margin of imprecision inherent in the estimation of allocated loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period.

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $3,163 and $3,213 at December 31, 2007 and 2006, respectively, and these amounts are included in accrued interest and other liabilities in the accompanying consolidated balance sheets. Prior to December 31, 2006, the reserve for unfunded loan commitments was included in the reserve for loan losses for financial reporting purposes.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

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

Goodwill and other intangible assets

Goodwill and other intangible assets represent the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations under the purchase method of accounting. As of December 31, 2007 and 2006, the carrying value of goodwill was $105,047, which arose from the acquisition of F&M during 2006 (see Note 11) and from the acquisition of Community Bank of Grants Pass (CBGP) during 2004.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill cannot be amortized; however, it must be tested for impairment at least annually. The impairment test for goodwill requires a two-step process. First, the aggregate estimated fair value of a reporting unit is compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the estimated fair value, then a second step of the impairment test is required in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value. The Company performs its annual impairment test for goodwill as of September 30 of each year. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment evaluation process requires the Company to make estimates and assumptions with regard to the fair value of a reporting unit. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations. For purposes of the goodwill impairment test, the Company identified a single reporting unit. Based on the results of valuation testing performed, in the opinion of management, the Company has not experienced any goodwill impairment during the years ended December 31, 2007, 2006 and 2005.

Other intangible assets include core deposit intangibles (CDI) and other identifiable finite-life intangible assets which are being amortized over their estimated useful lives primarily under the straight-line method. The CDI arose from the acquisitions of F&M and CBGP, and totaled approximately $9,502 and $11,082 at December 31, 2007 and 2006, respectively. The CDI is included in accrued interest and other assets in the accompanying consolidated balance sheets and is being amortized over an eight-year period for F&M and over a seven-year period for CBGP. Other intangible assets, exclusive of CDI, are not significant at December 31, 2007 and 2006.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

Bank-owned life insurance

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death. At December 31, 2007 and 2006, the Company had $26,271 and $13,600, respectively, of separate account BOLI and $7,033 and $18,130, respectively, of general account BOLI. During 2006, approximately $11,400 of existing general account BOLI was transferred into the separate account.

The separate account BOLI was purchased in the fourth quarter of 2006 as an investment expected to provide a long-term source of earnings to support existing employee benefit plans. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but may not fully protect the investment against changes in the fair market value depending on the severity and duration of possible market price disruption.

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs; subsequent write-downs to net realizable value, if any; or any disposition gains or losses are included in noninterest income and expenses. The valuation of other real estate is subjective in nature and may be adjusted in the future because of changes in economic conditions. Other real estate was approximately $9,765 at December 31, 2007 and was insignificant at December 31, 2006, and is included in accrued interest and other assets in the accompanying consolidated balance sheets.

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

Income taxes

The provision (credit) for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements because they are not assets of the Bank. Assets (unaudited) totaling approximately $163,000 and $147,000 were held in trust as of December 31, 2007 and 2006, respectively.

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

Recently issued accounting standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for all financial instruments acquired or issued by the Company after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of re-measuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The statement also requires additional disclosures. The Company adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB 109” (FIN 48). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more-likely-than-not” recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the “more-likely-than-not” recognition threshold at the effective date of FIN 48 may be recognized, or continue

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position (FSB) No. 157-2 in which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact that SFAS No. 157 may have on its future consolidated financial statements.

On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EITF 06-5 was effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations”. SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for the acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This changes the requirements of SFAS No. 141 which permitted deferred recognition of preacquisition contingencies, until the recognition criteria for SFAS No. 5, “Accounting for Contingencies” were met. SFAS No. 141R will also require acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. SFAS No. 141R is effective for business combination reporting for fiscal years beginning after December 15, 2008. The Company expects SFAS No. 141R to have a material impact on the accounting for any business combination occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to SFAS No. 160, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of SFAS No. 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 may have on its future consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued “Staff Accounting Bulletin No. 109” (SAB 109). SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is to be applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on the Company’s future consolidated financial statements.

Stock-based compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (collectively, “APB No. 25”). Under this method, no compensation expense was recognized for the year ended December 31, 2005, as the exercise price of each stock option which the Company granted was equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment”. SFAS 123R requires the measurement of compensation cost for all stock-based awards to be based on the grant-date fair value and the recognition of compensation cost over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for stock options in the footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”.

The Company has adopted SFAS 123R using a modified version of prospective application (modified prospective application). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Modified prospective application provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. In accordance with SFAS 123R, unearned compensation on nonvested restricted stock has been reclassified to common stock effective January 1, 2006.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The following pro forma disclosures illustrate the effect on net income and earnings per share for the year ended December 31, 2005, if the Company had applied the fair value method of SFAS No. 123 prior to January 1, 2006:

Net income - as reported	$22,436
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards,
net of related income tax effects	(594)
Pro forma net income - used in basic and diluted earnings per share	$21,842
Earnings per common share:
Basic - as reported	$1.06
Basic - pro forma	$1.04
Diluted - as reported	$1.03
Diluted - pro forma	$1.00

The Company’s’ stock–based compensation plans are described more fully in Note 18.

Stock repurchases

On August 13, 2007, the Board authorized the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, general economic conditions, established and special trading blackout periods, and other investment opportunities. As of December 31, 2007, the Company had repurchased a total of 483,100 shares at an average price of $19.05.

2. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the Federal Reserve Bank (FRB) (approximately $1,360 and $27,209 at December 31, 2007 and 2006, respectively). Accordingly, the Bank complies with such requirements by holding cash and maintaining average reserve balances with the FRB in accordance with such regulations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

3. Investment securities

Investment securities at December 31, 2007 and 2006 consisted of the following:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
2007
Available-for-sale
U.S. Agency mortgage-backed securities	$ 64,874	$ 452	$124	$ 65,202
U.S. Government and agency securities	10,187	310	—	10,497
Obligations of state and political subdivisions	3,710	30	3	3,737
U.S. Agency asset-backed securities	3,490	48	—	3,538
Equity securities	310	139	—	449
Mutual fund	405	7	—	412
	$ 82,976	$ 986	$127	$ 83,835
Held-to-maturity
Obligations of state and political subdivisions	$ 3,180	$ 24	$ 11	$ 3,193

2006
Available-for-sale
U.S. Agency mortgage-backed securities	$ 72,420	$ 387	$197	$ 72,610
U.S. Government and agency securities	19,128	195	5	19,318
Obligations of state and political subdivisions	5,481	21	17	5,485
U.S. Agency asset-backed securities	4,002	18	1	4,019
Equity securities	576	830	—	1,406
Mutual fund	388	2	—	390
	$101,995	$1,453	$220	$103,228
Held-to-maturity
Obligations of state and political subdivisions	$ 3,695	$ 22	$ 30	$ 3,687

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
2007
U.S. Agency mortgage-backed
securities	$14,684	$64	$ 6,900	$ 60	$21,584	$124
Obligations of state and
political subdivisions	—	—	2,307	14	2,307	14
	$14,684	$64	$ 9,207	$ 74	$23,891	$138

2006
U.S. Agency mortgage-backed
securities	$17,000	$64	$15,801	$133	$32,801	$197
U.S Government and
agency securities	2,885	5	—	—	2,885	5
U.S. Agency asset-backed securities	622	1	—	—	622	1
Obligations of state and
political subdivisions	333	—	3,592	47	3,925	47
	$20,840	$70	$19,393	$180	$40,233	$250

Management of the Company has the intent and ability to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2007, management of the Company also had the intent and ability to hold the investment securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses on the above investment securities are primarily due to increases in market interest rates over the yields available at the time the specific investment securities were purchased by the Company. Management of the Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or repricing dates, or if market yields for such investment securities decline. Management of the Company does not believe that any of the investment securities are impaired due to reasons of credit quality. Accordingly, management of the Company does not believe that any of the above gross unrealized losses on investment securities are other-than-temporary and, accordingly, no impairment adjustments have been recorded.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due one year or less	$ 4,710	$ 4,717
Due after one year through five years	14,356	14,717
Due after five years through ten years	5,795	5,904
Due after ten years	57,400	57,636
Equity securities	310	449
Mutual fund	405	412
	$82,976	$83,835

Held-to-maturity
Due one year or less	$ 967	$ 965
Due after one year through five years	1,182	1,184
Due after five years through ten years	1,031	1,044
	$ 3,180	$ 3,193

Investment securities with a carrying value of approximately $86,139 and $104,605 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

The Company had no gross realized losses on sales of investment securities during the years ended December 31, 2007, 2006, and 2005. Gross realized gains on sales of investment securities during the years ended December 31, 2007, 2006, and 2005, are as disclosed in the accompanying consolidated statements of income.

4. Loans

Loans at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Commercial	$ 606,408	$ 560,728
Real Estate:
Construction/lot	686,829	588,251
Mortgage	88,509	80,860
Commercial	612,694	606,340
Consumer	47,038	51,083

Total loans	2,041,478	1,887,262
Less reserve for loan losses	33,875	23,585
	$2,007,603	$1,863,677

Included in mortgage loans at December 31, 2007 and 2006 were approximately $4,306 and $3,027, respectively, in mortgage loans held for sale. In addition, the above loans are net of deferred loan fees of approximately $5,659 and $5,664 at December 31, 2007 and 2006, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

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

In the normal course of business, the Bank participates portions of loans to third-parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2007 and 2006, the portion of these loans participated to third-parties (which are not included in the accompanying consolidated financial statements) totaled approximately $72,776 and $78,115, respectively.

5. Reserve for loan losses

Transactions in the reserve for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Balance at beginning of year	$ 23,585	$14,688	$12,412
Loan loss provision	19,400	6,000	3,050
Recoveries	1,290	690	492
Loans charged off	(10,400)	(1,972)	(1,266)
Reclassification to reserve for unfunded commitments	—	(3,213)	—
Reserves acquired from F&M	—	7,392	—
Balance at end of year	$ 33,875	$23,585	$14,688

Starting in the fourth quarter of 2006, the Bank began classifying its reserve for unfunded loan commitments as other liabilities; prior to the fourth quarter of 2006, the reserve for unfunded loan commitments was included as a component of the reserve for loan losses in accordance with the industry practice of other banks in its peer group. Reserves for unfunded loan commitments totaled approximately $2,414, $3,213 and $2,753 at December 31, 2007, 2006 and 2005, respectively.

Loans on nonaccrual status at December 31, 2007 and 2006 were approximately $45,865 and $2,679, respectively. Interest income which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was approximately $1,307 and $163 for the years ended December 31, 2007 and 2006 and was insignificant for the year ended December 31, 2005.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at December 31, 2007 and 2006.

Total impaired loans as of December 31, 2007 and 2006 were as follows:

	2007	2006
Impaired loans with an associated allowance	$45,797	$2,515
Impaired loans without an associated allowance	68	164
Total recorded investment in impaired loans	$45,865	$2,679
Amount of the reserve for loan losses allocated to impaired loans	$ 3,885	$ 363

The average recorded investment in impaired loans was approximately $24,272 and $896 for the years ended December 31, 2007 and 2006, respectively. Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2007, 2006, and 2005 was insignificant.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The following table presents information with respect to non-performing assets:

	2007	2006
Loans on nonaccrual status	$45,865	$2,679
Loans past due 90 days or more but not on nonaccrual status	51	—
Other real estate owned	9,765	326
Total non-performing assets	$55,681	$3,005

6. Mortgage banking activities

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. However, it has retained the right to service sold loans with principal balances totaling approximately $494,000, $495,000 and $499,000 as of December 31, 2007, 2006 and 2005, respectively. These balances are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting requirements and related repurchase risks. However, as of December 31, 2007 and 2006, management is not aware of any mortgage loans which will have to be repurchased.

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2007 and 2006, mortgage loans held for sale were carried at cost, which approximated estimated market value.

Transactions in the Company’s MSRs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Balance at beginning of year	$ 4,096	$ 4,439	$ 4,663
Additions	839	919	1,318
Amortization	(1,179)	(1,262)	(1,542)
Balance at end of year	$ 3,756	$ 4,096	$ 4,439

At December 31, 2007 and 2006, the fair value of the Company’s MSRs was approximately $5,279 and $5,600, respectively. The key assumptions used in estimating the fair value of MSRs at December 31, 2007 included weighted-average mortgage prepayment rates of approximately 194% for the first year, 184% for the second year and 175% thereafter (198%, 177% and 156%, respectively, in 2006). A 9% discount rate was also applied in both years.

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

No valuation allowance for MSRs was required for the years ended December 31, 2007, 2006 and 2005.

Mortgage banking income, net, consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Origination and processing fees	$ 1,744	$ 1,960	$ 1,824
Gains on sales of mortgage loans, net	898	1,055	688
Servicing fees	1,267	1,271	1,286
Amortization	(1,179)	(1,262)	(1,542)
Mortgage banking income, net	$ 2,730	$ 3,024	$ 2,256

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

7. Premises and equipment

Premises and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Land	$ 9,362	$ 9,402
Buildings and leasehold improvements	26,935	28,741
Furniture and equipment	14,098	12,651
	50,395	50,794
Less accumulated depreciation and amortization	13,584	11,562
	36,811	39,232
Construction in progress	1,251	1,321
Premises and equipment, net	$38,062	$40,553

8. Time deposits

Time deposits in amounts of $100,000 or more aggregated approximately $116,919 and $199,532 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled annual maturities of all time deposits were approximately as follows:

2008	$208,000
2009	22,000
2010	17,000
2011	9,000
2012	1,000
$257,000

9. Junior subordinated debentures

The Company has established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2,058 at both December 31, 2007 and 2006, is included in accrued interest and other assets in the accompanying consolidated balance sheets.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows:

			Junior		Effective
	Issuance	Maturity	subordinated	Interest	rate at
Issuance Trust	date	date	debentures (A)	rate	December 31, 2007
				3-month
				LIBOR
Cascade Bancorp Trust I (D)	12/31/04	3/15/2035	$20,619	+ 1.80% (C)	6.79%

Cascade Bancorp Statutory Trust II (E)	3/31/2006	6/15/2036	13,660	6.619% (B)	6.62%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust III (E)	3/31/2006	6/15/2036	13,660	+ 1.33% (C)	6.32%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust IV (F)	6/29/2006	9/15/2036	20,619	+ 1.54% (C)	6.53%
Totals			$68,558
____________________

(A)	The Junior Subordinated Debentures (Debentures) were issued with substantially the same terms as the TPS and are the sole assets of the related trusts. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts.

(B)	The Debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month London Inter-Bank Offered Rate (LIBOR) plus 1.33% thereafter until maturity.

(C)	The three-month LIBOR in effect as of December 31, 2007 was 4.99%.

(D)	The TPS may be called by the Company at par at any time subsequent to March 15, 2010 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(E)	The TPS may be called by the Company at par at any time subsequent to June 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(F)	The TPS may be called by the Company at par at any time subsequent to September 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at December 31, 2007 and 2006, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

Interest payments on all TPS are made on a quarterly basis on March 15, June 15, September 15 and December 15.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

10. Other borrowings

The Bank participates in the FHLB’s Cash Management Advance Program (the Program). At December 31, 2007, the Bank had $293,209 ($169,175 at December 31, 2006) in borrowings outstanding from the FHLB under the Program with fixed interest at rates ranging from 2.96% to 6.62%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans. At December 31, 2007, the Bank had remaining available borrowings from the FHLB of approximately $545,374, given availability and sufficiency of eligible collateral. As of December 31, 2007, the Bank had collateral with which to pledge for borrowings totaling approximately $342,402.

At December 31, 2007, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2008	$188,780
2009	24,000
2010	5,114
2011	20,000
2012	20,000
Thereafter	35,315
$293,209

At December 31, 2007, the Bank had approximately $70,070 in available short-term borrowings from the FRB, collateralized by certain of the Bank’s loans. Such available borrowings include participation in the Treasury Tax and Loan program of the federal government, with access to this funding source limited to $15,000 and is fully at the discretion of the U.S. Treasury. Of the total available FRB borrowings, at December 31, 2007, the Bank had approximately $34,658 ($2,115 at December 31, 2006) in total borrowings outstanding from the FRB. As an additional source of liquidity, the Bank had federal fund borrowing agreements with correspondent banks aggregating approximately $105,000 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had outstanding borrowings of $14,802 and $15,177, respectively, under these federal funds borrowings agreements.

11. Mergers and acquisitions

On April 20, 2006, the Company completed its acquisition of F&M to facilitate its expansion into the Idaho market. F&M’s banking subsidiary, Farmers & Merchants State Bank (FMSB), operated 11 branches in Boise, Idaho and surrounding markets. In exchange for 100% of the outstanding common stock of F&M, the stockholders of F&M received 6,656,249 shares of the Company’s common stock (valued at $124,552) and $22,500 in cash (less a holdback of $3,902 related to the uncertain collectibility of specific F&M loans). The common stock issued was valued at $18.71 per share, representing an average of the closing market prices for two days before and after the date the acquisition terms were agreed to and announced.

Upon completion of this acquisition, F&M was merged into the Company. Accordingly, the assets and liabilities of F&M were recorded in the Company’s consolidated balance sheet at their estimated fair market values as of the acquisition date. The acquisition was accounted for using the purchase method of accounting.

At December 31, 2007, the holdback amount has been reduced to $1,702 from $3,268 at December 31, 2006, as certain loans have either paid-off or been upgraded and, therefore, removed from the holdback.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

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

The accompanying consolidated financial statements include the results of operations of F&M only since April 20, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of the Company for the year ended December 31, 2006 on a pro forma basis, as if the F&M acquisition had occurred at January 1, 2006:

Net interest income	$107,288
Loan loss provision	6,750
Net interest income after loan loss provision	100,538
Non interest income	19,895
Non interest expense	59,297
Income before income taxes	61,136
Provision for income taxes	23,159
Net income	$37,977
Net income per common share
Basic	$1.35
Diluted	$1.32
Average shares outstanding
Basic	28,091,018
Diluted	28,692,516

The pro forma results include the accretion of the fair value adjustments on loans and deposits, the additional depreciation on fair value adjustments of premises, and the amortization of the CDI. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities. The pro forma results presented do not reflect potential cost savings or revenue enhancements related to the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

12. Core deposit intangibles

Net unamortized CDI totaled $9,502 and $11,082 at December 31, 2007 and 2006, respectively. Amortization expense related to the CDI during the years ended December 31, 2007, 2006 and 2005 totaled $1,580, $1,089 and $78, respectively.

At December 31, 2007, the forecasted CDI annual amortization expense for each of the next five years and thereafter is as follows:

2008	$1,581
2009	1,533
2010	1,476
2011	1,476
2012	1,476
Thereafter	1,960

13. Commitments, guarantees and contingencies

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2007 and 2006, the Bank had no material commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2007 and 2006 is approximately as follows:

	2007	2006
Commitments to extend credit	$669,336	$660,786
Commitments under credit card lines of credit	30,490	29,284
Standby letters of credit	27,602	23,825
Total off-balance sheet financial instruments	$727,428	$713,895

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with accounting standards generally accepted in the United States related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At December 31, 2007 and 2006, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements. The Bank also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149. However, in the opinion of management, such derivative amounts are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2007, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2008	$2,439
2009	1,923
2010	1,464
2011	1,221
2012	1,173
Thereafter	8,399
$16,619

Total rental expense was approximately $2,309, $1,801 and $1,254 in 2007, 2006 and 2005, respectively.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2007.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

14. Income taxes

The provision (credit) for income taxes for the years ended December 31, 2007, 2006 and 2005 was approximately as follows:

	2007	2006	2005
Current:
Federal	$20,682	$20,569	$13,015
State	3,915	3,768	1,670
	24,597	24,337	14,685
Deferred	(6,841)	(2,546)	(1,751)
Provision for income taxes	$17,756	$21,791	$12,934

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2007, 2006, and 2005 were approximately as follows:

	2007	2006	2005
Expected federal income tax provision at
statutory rates	$16,707	$20,114	$12,380
State income taxes, net of federal effect	2,070	2,449	981
Effect of nontaxable income, net	(928)	(605)	(443)
Other, net	(93)	(167)	16
Provision for income taxes	$17,756	$21,791	$12,934

The components of the net deferred tax assets and liabilities at December 31, 2007 and 2006 were approximately as follows:

	2007	2006
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$14,721	$10,376
Deferred benefit plan expenses, net	4,774	3,828
Other	577	145
Total deferred tax assets	20,072	14,349
Deferred tax liabilities:
Accumulated depreciation and amortization	1,807	1,690
Deferred loan income	1,649	1,820
MSRs	1,493	1,623
Purchased intangibles related to F&M and CBGP	4,235	5,172
FHLB stock dividends	589	571
Net unrealized gains on investment securities	327	469
Other	—	15
Total deferred tax liabilities	10,100	11,360
Net deferred tax assets	$9,972	$2,989

No valuation allowance for deferred tax assets was recorded at December 31, 2007 and 2006, as management believes that it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

15. Basic and diluted earnings per common share

The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and nonvested restricted stock. All share and per share amounts in 2006 and 2005 have been retroactively adjusted to reflect a 5-for-4 stock split declared in 2006.

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005 can be reconciled as follows:

		Weighted-
	Net	average
	income	shares	Per-share
	(numerator)	(denominator)	amount
2007
Basic earnings per common share —
Income available to common stockholders	$29,979	28,242,684	$1.06
Effect of stock options and nonvested restricted stock	—	334,720
Diluted earnings per common share	$29,979	28,577,404	$1.05

2006
Basic earnings per common share —
Income available to common stockholders	$35,677	26,062,018	$1.37
Effect of stock options and nonvested restricted stock	—	601,498
Diluted earnings per common share	$35,677	26,663,516	$1.34

2005
Basic earnings per common share —
Income available to common stockholders	$22,436	21,069,932	$1.06
Effect of stock options and nonvested restricted stock	—	710,724
Diluted earnings per common share	$22,436	21,780,656	$1.03

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2007 and 2006 was approximately as follows:

	2007	2006
Balance at beginning of year	$999	$906
Additions	1,983	3,057
Repayments	(1,975)	(2,964)
Balance at end of year	$1,007	$999

17. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions related to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $1,977, $1,899 and $1,019 for the years ended December 31, 2007, 2006 and 2005, respectively.

Other benefit plans

The Bank has deferred compensation plans for the Board and certain key executives and managers, a salary continuation plan and a supplemental executive retirement (SERP) plan for certain key executives. In accordance with the provisions of the deferred compensation plans, participants can elect to defer portions of their annual compensation or fees. The deferred amounts generally vest as deferred. The deferred compensation plus interest is generally payable upon termination in either a lump-sum or monthly installments.

The salary continuation and SERP plans for certain key executives provide specified benefits to the participants upon termination or change of control. The benefits are subject to certain vesting requirements, and vested amounts are generally payable upon termination or change of control in either a lump-sum or monthly installments. The Bank annually expenses amounts sufficient to accrue for the present value of the benefits payable to the participants under these plans. These plans also include death benefit provisions for certain participants.

To assist in the funding of these plans, the Bank has purchased bank-owned life insurance policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2007 and 2006 was approximately $7,033 and $6,697, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $26,271 and $25,033 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $4,584 and $4,312, respectively. The amount of expense charged to operations in 2007, 2006 and 2005 related to the deferred compensation plans was approximately $1,744, $1,035 and $701, respectively. As of December 31, 2007 and 2006, the liabilities related to the salary continuation and SERP plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $6,606 and $5,269, respectively. The amount of expense charged to operations in 2007, 2006 and 2005 for the salary continuation, SERP and fee continuation plans was approximately $1,560, $934 and $1,084, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the bank-owned life insurance policies.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

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

The stock-based compensation plans prescribe various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. For ISOs, the option strike price must be no less than 100% of the stock price at the grant date; and for NSOs, the option strike price can be no less than 85% of the stock price at the grant date, and all grants to date have been at 100%. Restricted stock must be at fair market value on the grant date. At December 31, 2007, 596,787 shares reserved under the stock-based compensation plans were available for future grants. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from the date of grant.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted:

	2007	2006	2005
Dividend yield	1.3%	1.4%	1.7%
Expected volatility	29.9%	34.2%	38.5%
Risk-free interest rate	4.8%	4.3%	3.7%
Expected option lives	6 years	6 years	6 years

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly-traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of the Company’s management, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The weighted-average fair value of stock options granted was $9.14 for 2007, $7.50 for 2006 and $5.55 for 2005.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The following table presents the activity related to options under all plans for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
	Options	exercise	Options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price
Balance at beginning of year	770,095	$9.79	1,177,447	$7.86	1,288,439	$6.66
Granted	139,962	27.09	83,298	21.10	95,135	15.22
Exercised	(146,109)	6.86	(439,875)	6.03	(206,127)	3.81
Forfeited	(12,860)	21.06	(50,775)	15.40	—	—
Balance at end of year	751,088	$13.34	770,095	$9.79	1,177,447	$7.86
Exercisable at end of year	488,203		525,363		827,700

The total intrinsic value of both the outstanding stock options and outstanding exercisable stock options was approximately $2,766 at December 31, 2007. The total intrinsic value of stock options exercised was $2,959 in 2007, $8,400 in 2006 and $2,646 in 2005. The total fair value of stock options vested for the years ended 2007, 2006 and 2005 was $2,925, $1,988 and $75, respectively. As of December 31, 2007, unrecognized compensation cost related to nonvested stock options totaled $1,322, which is expected to be recognized over a weighted-average life of less than two years.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2007 is as follows:

	Options outstanding			Exercisable options
			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
	Number of	exercise	contractual	Number of	exercise
Exercise price range	options	price	life (years)	options	price
Under $5.00	116,584	$4.65	2.6	116,584	$4.65
$5.01-$8.00	120,311	6.53	3.1	120,311	6.53
$8.01-$12.00	142,368	9.07	5.1	142,368	9.07
$12.01-$16.00	169,300	13.73	6.4	108,940	12.96
$16.01-$22.00	61,727	20.42	8.1	—	—
$22.01-$30.12	140,798	27.08	9.1	—	—
	751,088	$13.34	5.7	488,203	$8.26

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

As of December 31, 2007, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1,369, which is expected to be recognized over a weighted-average life of two years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2007, 2006 and 2005 was $904, $545, and $304, respectively. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2007:

		Weighted-average
	Number of	grant date fair
	shares	value per share
Nonvested as of December 31, 2006	104,724	$18.58
Granted	33,688	26.99
Vested	(22,187)	23.28
Cancelled	(1,286)	23.22
Nonvested as of December 31, 2007	114,939	$20.09

In addition, during 2006, the Company granted 42,673 shares of nonvested restricted stock at a market value of $20.72 per share (approximately $884) and 13,773 shares of nonvested restricted stock at a market value of $22.71 (approximately $313). During 2005 the Company granted 39,045 shares of nonvested restricted stock at a market value of $15.12 (approximately $590). Nonvested restricted stock is scheduled to vest over periods ranging from one to five years from the grant dates, with a weighted average remaining vesting term of 1.8 years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

During March 2008, the Company granted 393,840 additional stock options and 44,219 additional shares of nonvested restricted stock with an aggregated fair value of approximately $1,728.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2007 and 2006.

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

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

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2007 and 2006 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

Bank-owned life insurance: The carrying amount approximates the estimated fair value of these instruments.

Deposits: The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2007 and 2006 rates offered on those instruments.

Junior subordinated debentures and other borrowings (including federal funds purchased): The fair value of the Bank’s junior subordinated debentures and other borrowings (including federal funds purchased) are estimated using discounted cash flow analyses based on the Bank’s December 31, 2007 and 2006 incremental borrowing rates for similar types of borrowing arrangements.

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

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2007 and 2006 were approximately as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$63,141	$63,141	$55,659	$55,659
Investment securities:
Available-for-sale	83,835	83,835	103,228	103,228
Held-to-maturity	3,180	3,193	3,695	3,687
FHLB stock	6,991	6,991	6,991	6,991
Loans, net	2,007,603	2,032,246	1,863,677	1,857,752
Bank-owned life insurance	33,304	33,304	31,730	31,730
Financial liabilities:
Deposits	1,667,138	1,667,299	1,661,616	1,660,277
Junior subordinated debentures
and other borrowings	411,227	410,573	255,025	250,976
Customer repurchase agreements	18,614	18,614	44,018	44,018

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2007 and 2006, the Company and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2007, the most recent notifications from the FRB and the FDIC categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt correction action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications from the regulators that management believes would change the Company’s or the Bank’s regulatory capital categorization.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

The Company’s actual and required capital amounts and ratios are presented in the following table:

					Regulatory minimum
					to be “well capitalized”
			Regulatory minimum		under prompt
			to be “adequately		corrective action
	Actual		capitalized”		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Tier 1 capital
(to average assets)	$226,328	9.9%	$91,450	4.0%	$114,312	5.0%
Tier 1 capital
(to risk-weighted assets)	226,328	10.0	90,383	4.0	135,575	6.0
Total capital
(to risk-weighted assets)	254,638	11.3	180,766	8.0	225,958	10.0

December 31, 2006:
Tier 1 capital
(to average assets)	$210,272	9.8%	$85,627	4.0%	$107,034	5.0%
Tier 1 capital
(to risk-weighted assets)	210,272	10.0	84,212	4.0	128,441	6.0
Total capital
(to risk-weighted assets)	236,968	11.3	168,425	8.0	214,068	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table:

					Regulatory minimum
					to be “well capitalized”
			Regulatory minimum		under prompt
			to be “adequately		corrective action
	Actual		capitalized”		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Tier 1 capital
(to average assets)	$222,132	9.7%	$90,278	4.0%	$112,848	5.0%
Tier 1 capital
(to risk-weighted assets)	222,132	9.8	91,256	4.0	136,884	6.0
Total capital
(to risk-weighted assets)	250,344	11.1	182,512	8.0	228,140	10.0

December 31, 2006:
Tier 1 capital
(to average assets)	$206,303	9.7%	$85,363	4.0%	$106,704	5.0%
Tier 1 capital
(to risk-weighted assets)	206,303	9.8	84,076	4.0	126,114	6.0
Total capital
(to risk-weighted assets)	232,584	11.1	168,152	8.0	210,190	10.0

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

21. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$3,978	$3,479
Investment securities available-for-sale	449	1,406
Investment in subsidiary	337,503	323,091
Other assets	2,212	2,207
Total assets	$344,142	$330,183
Liabilities and stockholders’ equity:
Junior subordinated debentures	$68,558	$68,558
Other liabilities	298	549
Stockholders’ equity	275,286	261,076
Total liabilities and stockholders’ equity	$344,142	$330,183

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
Income:
Interest and dividend income	$38	$47	$20
Gains on sales of investment securities available-for-sale	260	594	—
Total income	298	641	20
Expenses:
Administrative	2,001	1,455	517
Interest	4,679	3,438	1,026
Other	431	425	261
Total expenses	7,111	5,318	1,804
Net loss before credit for income taxes, dividends from the Bank and
equity in undistributed net earnings of subsidiary	(6,813)	(4,677)	(1,784)
Credit for income taxes	2,377	1,777	672
Net loss before dividends from the Bank and equity in undistributed net
earnings of subsidiary	(4,436)	(2,900)	(1,112)
Dividends from the Bank	20,200	3,700	5,475
Equity in undistributed net earnings of subsidiary	14,215	34,877	18,073
Net income	$29,979	$35,677	$22,436

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$29,979	$35,677	$22,436
Adjustments to reconcile net income to net cash provided
by operating activities:
Dividends from the Bank	20,200	3,700	5,475
Equity in undistributed net earnings of subsidiary	(34,415)	(38,577)	(23,548)
Gains on sales of investment securities available-for-sale	(260)	(594)	—
Stock-based compensation expense	1,632	1,149	—
Increase in other assets	(5)	(1,444)	(5)
Increase in other liabilities	12	174	22
Net cash provided by operating activities	17,143	85	4,380
Cash flows from investing activities:
Investment in subsidiary	—	(41,500)	—
Proceeds from sales of investment securities available-for-sale	525	975	—
Net cash provided (used) by investing activities	525	(40,525)	—
Cash flows from financing activities:
Cash dividends paid	(10,491)	(8,136)	(5,572)
Net proceeds from issuance of junior subordinated debentures	—	47,939	—
Amortization of unearned compensation on restricted stock	—	—	304
Repurchases of common stock	(9,205)	—	—
Proceeds from stock options exercised	1,979	2,609	797
Tax benefit from non-qualified stock options exercised	548	625	240
Net cash provided (used) by financing activities	(17,169)	43,037	(4,231)
Net increase in cash and cash equivalents	499	2,597	149
Cash and cash equivalents at beginning of year	3,479	882	733
Cash and cash equivalents at end of year	$3,978	$3,479	$882

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in thousands, except per share amounts)

22. Selected quarterly financial data (unaudited)

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2007 and 2006. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$42,576	$43,956	$43,319	$41,377
Interest expense	15,886	16,232	15,775	14,831
Net interest income	26,690	27,724	27,544	26,546
Loan loss provision	15,600 (1)	1,750	1,000	1,050
Net interest income after loan loss provision	11,090	25,974	26,544	25,496
Noninterest income	5,124	5,198	5,272	5,546
Noninterest expenses	15,842	15,319	15,548	15,800
Income before income taxes	372	15,853	16,268	15,242
Provision for income taxes	113	5,835	6,087	5,721
Net income	$259	$10,018	$10,181	$9,521
Basic earnings per common share	$0.01	$0.35	$0.36	$0.34
Fully diluted earnings per common share	$0.01	$0.35	$0.36	$0.33
____________________

(1)	Increase in fourth quarter provision primarily related to deterioration within the Company’s residential land development loan portfolio.

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$42,048	$40,329	$34,493	$21,727
Interest expense	13,973	12,347	9,180	4,821
Net interest income	28,075	27,982	25,313	16,906
Loan loss provision	1,500	2,200	1,200	1,100
Net interest income after loan loss provision	26,575	25,782	24,113	15,806
Noninterest income	4,782	5,789	4,359	3,225
Noninterest expenses	15,211	14,658	13,594	9,500
Income before income taxes	16,146	16,913	14,878	9,531
Provision for income taxes	5,923	6,393	5,872	3,603
Net income	$10,223	$10,520	$9,006	$5,928
Basic earnings per common share	$0.36	$0.37	$0.34	$0.28
Fully diluted earnings per common share	$0.36	$0.37	$0.33	$0.27

The consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

     As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” below.

Changes in Internal Controls

     During 2007, the Company successfully completed a core system conversion from Jack Henry and Associates 20/20 core application to Jack Henry and Associates Silverlake core application. The Silverlake core system will improve processing, provide added functionality and increase capacity to support future growth and new products and services. The Company considers the change to have a material effect over internal controls over financial reporting and accordingly internal controls over processes affected by the core system conversion were tested for SOX purposes.

Management’s Report on Internal Control Over Financial Reporting

     The management of Bancorp and the Bank are responsible for establishing and maintaining adequate internal control over financial reporting, and preparing annual consolidated financial statements presented in conformity with accounting principles generally accepted in the United States. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control system contains monitoring mechanisms and actions are taken to correct identified deficiencies.

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

     The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment as of December 31, 2007, the Company did not maintain effective internal controls over financial reporting due to existence of two material weaknesses in controls. These control weaknesses include the design of the system of controls with respect to identification and recording of risk rating changes within the loan portfolio, and construction monitoring controls in one branch. The following more fully describes the control deficiencies that led to management’s conclusion:

  With the rapidly changing economic environment, particularly with respect to real estate, the Company’s Credit Administration function had not been adequately staffed to review loans for possible credit quality deterioration in a timely manner. Upon becoming aware of the situation, management had embarked on action steps to recruit and redeploy resources to help support credit administration duties. However the rapid downturn in the real estate market combined with resource constraints committed to other essential operational projects resulted in a control breakdown in that the deterioration of certain loans and related risk rating changes were not fully identified in a timely manner. Adjustments arising from this situation were made to the provision for loan losses and the reserve for loan losses in the audited 2007 consolidated financial statements after preliminary 2007 consolidated financial information was disclosed in the Company’s earnings release on January 23, 2008. Steps to increase staffing and enhance organizational response to this uncertain environment have been implemented. Training for loan officers has been provided and further monitoring and reporting has been implemented.

  Deficiencies were noted in controls for monitoring total loan disbursements to total project completion for commercial construction loans in one branch. Although independent inspections were performed for disbursement requests, total loan disbursement to total project completion was not documented by the branch at time of disbursement. Additionally, monthly central review of total disbursements to total project completed was not conducted for the same branch. Taken together the combination resulted in a material weakness. All accounts associated with the control deficiencies have been reviewed and no material adjustments were necessary. To address the weakness subsequent to the end of the reporting period, monitoring was implemented at the branch and centrally within the Company’s Credit Administration department. In addition to the disbursement controls at the branch, a documented review of total disbursements to total project completion was implemented. Centrally, a review of independent inspections, total loan disbursements and total project completion for the branch was implemented.

     In our opinion, the deficiencies did not result in a material misstatement of the audited financial statements as of December 31, 2007, and the additional staffing, training and monitoring described above appropriately address the noted deficiencies.

     The Company’s independent registered public accounting firm, Symonds, Evans & Company, P.C., have issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 83 of this annual report.

     REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the internal control over financial reporting of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”) as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified and included in management’s assessment:

  Loan loss provision – The Company’s Credit Administration Department lacked adequate staffing to ensure that timely and thorough monitoring and review of certain loans was performed. Accordingly, the deterioration of such loans and the related effect on the Company’s loan loss provision was not identified on a timely basis by the Company. As a result of this material weakness, the Company’s preliminary estimate of the loan loss provision was determined to be materially misstated, and was therefore increased by $8.1 million prior to the issuance of the 2007 audited consolidated financial statements.

  Commercial construction loans – There was an ineffective application of controls related to monitoring loan disbursements with respect to project completion, at both the branch and central operations level. As a result, the possibility existed that disbursements on these loans could have been made in excess of the Company’s secured position, resulting in a potential material financial loss to the Company.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 5, 2008 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements.

Portland, Oregon
March 5, 2008

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 10 . DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Certain information regarding executive officers is included in the section captioned “Executive Officers of the Registrant” in Part 1, Item 1, elsewhere in this report. Information concerning directors of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” and “Compliance with Section 16(a),” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2007 (the “Proxy Statement”), and is incorporated into this report by reference and under the heading Business-Executive Officers of the Registry in this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the heading “Compensation Discussion & Analysis” in the Proxy Statement and is incorporated into this report by reference.

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

     Information concerning certain relationships and related transactions required by this item is set forth under the heading “Certain Relationships and Related Transactions” and the information concerning director independence is set forth under the heading of “Committees of the Board of Directors” each in the Proxy Statement and incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees paid to our independent auditors required by this item is included under the heading “Audit and Non-Audit Fees” in the Proxy Statement and is incorporated into this report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The consolidated financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 41.

(2)	All consolidated financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto

(3)	Exhibits.

The list of exhibits has been intentionally omitted. Upon written request, we will provide to you, without charge, a copy of the list of exhibits and/or a specific exhibit as filed with the Securities and Exchange Commission. Written requests to obtain a list of exhibits or any exhibit should be sent to Cascade Bancorp, 1100 N.W. Wall Street, Bend, Oregon 97701, attention: Investor Relations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP		CASCADE BANCORP

/s/ Patricia L. Moss		/s/ Gregory D. Newton
Patricia L. Moss		Gregory D. Newton
President/Chief Executive Officer		Executive Vice President/Chief Financial Officer

Date:	March 5, 2008	Date:	March 5, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres	March 5, 2008
Jerol E. Andres, Director/Vice Chairman	Date

/s/ Gary L. Capps	March 5, 2008
Gary L. Capps, Director	Date

/s/ Gary L. Hoffman	March 5, 2008
Gary L. Hoffman, Director/Chairman	Date

/s/ Henry H. Hewitt	March 5, 2008
Henry H. Hewitt, Director	Date

/s/ Judith A. Johansen	March 10, 2008
Judith A. Johansen, Director	Date

/s/ Clarence Jones	March 5, 2008
Clarence Jones, Director	Date

/s/ Patricia L. Moss	March 5, 2008
Patricia L. Moss, Director/President & CEO	Date

/s/ Ryan R. Patrick	March 5, 2008
Ryan R. Patrick, Director	Date

/s/ James E. Petersen	March 5, 2008
James E. Petersen, Director	Date

/s/ Thomas M. Wells	March 5, 2008
Thomas M. Wells, Director	Date

EXHIBITS INDEX

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated, filed as exhibit 3.1 to registrant’s Form 8-K Current Report filed on February 25, 2008, and is incorporated herein by reference.

10.1	Registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

10.2	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant's 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant's Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

10.3	Deferred Compensation Plans. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant’s Form 10-KSB filed December 31, 1995, and incorporated herein by reference.

10.4	2002 Equity Incentive Plan. Filed as an exhibit to the registrant’s filing on Form S-8/A, as filed with the Securities and Exchange Commission on April 23, 2003, and incorporated herein by reference.

10.5	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Patricia L. Moss, entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

10.6	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Gregory D. Newton entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

10.7	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Peggy L. Biss entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

10.8	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Frank R. Weis entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 70 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.