Form 10-Q
period 2008-03-31
CASCADE BANCORP
filed 2008-05-12
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____

Commission file number: 0-23322

CASCADE BANCORP
(Exact name of Registrant as specified in its charter)

Oregon	93-1034484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 N.W. Wall Street
Bend, Oregon 97701
(Address of principal executive offices)
(Zip Code)

(541) 385-6205
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 28,077,278 shares of no par value Common Stock as of April 30, 2008.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2008

PART I

ITEM 1.	FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Dollars in thousands)
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents:
Cash and due from banks	$57,583	$62,470
Interest bearing deposits with Federal Home Loan Bank	53	3
Federal funds sold	859	668

Total cash and cash equivalents	58,495	63,141
Investment securities available-for-sale	86,527	83,835
Investment securities held-to-maturity	3,178	3,180
Federal Home Loan Bank stock	10,147	6,991
Loans, net	2,003,947	2,007,603
Premises and equipment, net	37,851	38,062
Goodwill	105,047	105,047
Core deposit intangibles	9,106	9,502
Bank-owned life insurance	33,570	33,304
Accrued interest and other assets	58,598	43,827

Total assets	$2,406,466	$2,394,492

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$429,436	$435,503
Interest bearing demand	899,584	936,848
Savings	36,776	37,720
Time	295,488	257,067

Total deposits	1,661,284	1,667,138
Junior subordinated debentures	68,558	68,558
Federal funds purchased	39,573	14,802
Other borrowings	321,449	327,867
Customer repurchase agreements	13,408	18,614
Accrued interest and other liabilities	23,186	22,227

Total liabilities	2,127,458	2,119,206

Stockholders’ equity:
Common stock, no par value;
35,000,000 shares authorized;
28,074,185 issued and outstanding (28,034,172 in 2007)	157,321	157,153
Retained earnings	120,849	117,600
Accumulated other comprehensive income	838	533

Total stockholders’ equity	279,008	275,286

Total liabilities and stockholders’ equity	$2,406,466	$2,394,492

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Three Months ended March 31, 2008 and 2007
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,

	2008	2007

Interest income:
Interest and fees on loans	$36,997	$39,837
Taxable interest on investments	1,052	1,316
Nontaxable interest on investments	61	80
Interest on federal funds sold	13	56
Interest on interest bearing deposits with Federal Home Loan Bank	1	81
Dividends on Federal Home Loan Bank stock	17	7

Total interest income	38,141	41,377

Interest expense:
Deposits:
Interest bearing demand	5,719	6,875
Savings	39	57
Time	3,114	3,598
Junior subordinated debentures and other borrowings	4,209	4,301

Total interest expense	13,081	14,831

Net interest income	25,060	26,546
Loan loss provision	4,500	1,050

Net interest income after loan loss provision	20,560	25,496

Non-interest income:
Service charges on deposit accounts	2,402	2,207
Mortgage loan origination and processing fees	453	435
Gains on sales of mortgage loans, net	236	241
Gains (losses) on sales of other real estate owned	(18)	—
Card issuer and merchant services fees, net	892	887
Earnings on bank-owned life insurance	266	458
Other income	1,271	1,318

Total noninterest income	5,502	5,546

Non-interest expense:
Salaries and employee benefits	9,159	9,214
Occupancy and equipment, net	1,825	1,576
Communications	556	548
Advertising	325	317
Other expenses	5,510	4,145

Total noninterest expense	17,375	15,800

Income before income taxes	8,687	15,242
Provision for income taxes	2,647	5,721

Net income	$6,040	$9,521

Basic earnings per common share	$0.22	$0.34

Diluted earnings per common share	$0.22	$0.33

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Comprehensive income	Common stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2006		$162,199	$98,112	$765	$261,076
Comprehensive income:
Net income	$9,521	—	9,521	—	9,521
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale	108	—	—	108	108

Comprehensive income	$9,629

Cash dividends paid		—	(2,558)	—	(2,558)
Stock-based compensation expense		436	—	—	436
Stock options exercised (83,382)		548	—	—	548
Tax benefit from non-qualified stock options exercised		138	—	—	138

Balance at March 31, 2007		$163,321	$105,075	$873	$269,269

Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$6,040	—	6,040	—	6,040
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale	305	—	—	305	305

Comprehensive income	$6,345

Cash dividends paid		—	(2,791)	—	(2,826)
Stock-based compensation expense		403	—	—	438
Cancellation of shares for tax withholding		(235)	—	—	(235)

Balance at March 31, 2008		$157,321	$120,849	$838	$279,008

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Three months ended March 31,

	2008	2007

Net cash provided (used) by operating activities	$(3,871)	$12,418

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	5,394
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	7,859	—
Purchases of investment securities available-for-sale	(9,971)	(8,992)
Purchase of Federal Home Loan Bank stock	(3,156)	—
Net (increase) decrease in loans	392	(44,725)
Purchases of premises and equipment	(403)	(1,028)
Proceeds from sales of premises and equipment	—	4,400

Net cash used in investing activities	(5,279)	(44,951)

Financing activities:
Net increase (decrease) in deposits	(5,854)	132,856
Cash dividends paid	(2,791)	(2,558)
Stock options exercised	2	548
Tax benefit from non-qualified stock options exercised	—	138
Net increase (decrease) in federal funds purchased	24,771	(15,177)
Net increase (decrease) in other borrowings	(11,624)	(58,859)

Net cash provided by financing activities	4,504	56,948

Net increase (decrease) in cash and cash equivalents	(4,646)	24,415
Cash and cash equivalents at beginning of period	63,141	55,659

Cash and cash equivalents at end of period	$58,495	$80,074

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

1.	Basis of Presentation

          The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), an Oregon chartered financial holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, “the Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          The condensed consolidated balance sheet data as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures contained in the Company’s 2007 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2007 consolidated financial statements, including the notes thereto, included in the Company’s 2007 Annual Report to Shareholders.

          Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

2.	Investment Securities

          Investment securities at March 31, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

3/31/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$69,532	$747	$132	$70,147
U.S. Government and agency securities	8,224	502	—	8,726
Obligations of state and political subdivisions	3,285	50	—	3,335
U.S. Agency asset-backed securities	3,416	100	—	3,516
Equity securities	310	81	—	391
Mutual fund	410	2	—	412

	$85,177	$1,482	$132	$86,527

Held-to-maturity
Obligations of state and political subdivisions	$3,178	$45	$—	$3,223

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

12/31/2007
Available-for-sale
U.S. Agency mortgage-backed securities	$64,874	$452	$124	$65,202
U.S. Government and agency securities	10,187	310	—	10,497
Obligations of state and political subdivisions	3,710	30	3	3,737
U.S. Agency asset-backed securities	3,490	48	—	3,538
Equity securities	310	139	—	449
Mutual fund	405	7	—	412

	$82,976	$986	$127	$83,835

Held-to-maturity
Obligations of state and political subdivisions	$3,180	$24	$11	$3,193

          The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008:

	Less than 12 months		12 months or more		Total

	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

U.S. Agency mortgage-backed securities	$12,906	$124	$1,756	$8	$14,662	$132
Obligations of state and political subdivisions	300	—	—	—	300	—

	$13,206	$124	$1,756	$8	$14,962	$132

          The unrealized losses on the above investment securities are primarily due to increases in market interest rates or widening of interest rate spreads on security types as compared to yields/spread relationships prevailing at the time the specific investment securities were purchased. Management of the Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or repricing dates, or if market yields for such investment securities decline. Management of the Company does not believe that any of the investment securities are impaired due to reasons of credit quality. Accordingly, management of the Company does not believe that any of the above gross unrealized losses on investment securities are other-than-temporary and, accordingly, no impairment adjustments have been recorded.

3.	Loans and Reserve for Credit Losses

          The composition of the loan portfolio at March 31, 2008 and December 31, 2007 was as follows (dollars in thousands):

Loan portfolio	March 31, 2008	% of gross loans	December 31, 2007	% of gross loans

Commercial	$597,865	29%	$606,408	30%
Real Estate:
Construction/lot	668,190	33%	686,829	34%
Mortgage	87,773	4%	88,509	4%
Commercial	633,995	31%	612,694	30%
Consumer	50,324	2%	47,038	2%

Total loans	2,038,147	100%	2,041,478	100%

Less reserve for loan losses	34,200		33,875

Total loans, net	$2,003,947		$2,007,603

          Mortgage real estate loans include mortgage loans held for sale of approximately $3.8 million at March 31, 2008 and approximately $4.3 million at December 31, 2007. In addition, the above loans are net of deferred loan fees of approximately $5.1 million at March 31, 2008 and $5.7 million at December 31, 2007.

          At March 31, 2008 the Bank had approximately $714.7 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007. Reserves for unfunded commitments (which are classified as other liabilities) totaled approximately $3.2 million and $2.4 million at March 31, 2008 and December 31, 2007, respectively.

          Transactions in the reserve for loan losses and unfunded commitments for the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	Three months ended March 31,

	2008	2007

Reserve for loan losses
Balance at beginning of period	$33,875	$23,585
Loan loss provision	4,500	1,050
Recoveries	483	298
Loans charged off	(4,658)	(871)

Balance at end of period	$34,200	$24,062

Reserve for unfunded commitments
Balance at beginning of period	$3,163	$3,213
Provision for unfunded commitments	—	200

Balance at end of period	$3,163	$3,413

Reserve for credit losses
Reserve for loan losses	$34,200	$24,062
Reserve for unfunded commitments	3,163	3,413

Total reserve for credit losses	$37,363	$27,475

4.	Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007

Loans on non-accrual status	$69,840	$45,865
Loans past due 90 days or more but not on non-accrual status	51	51
Other real estate owned	26,149	9,765

Total non-performing assets	$96,040	$55,681

Percentage of non-performing assets to total assets	3.99%	2.33%

          The following table presents non-performing assets as of March 31, 2008 by region (dollars in thousands):

Region	March 31, 2008	% of total NPA’s	December 31, 2007	% of total NPA’s

Central Oregon	$5,560	6%	$5,793	10%
Northwest Oregon	17,542	18%	1,615	3%
Southern Oregon	28,822	30%	22,876	41%

Total Oregon	51,924	54%	30,284	54%
Idaho	44,116	46%	25,397	46%

Grand total	$96,040	100%	$55,681	100%

          The composition of loans on non-accrual status at March 31, 2008 and December 31, 2007 was as follows (dollars in thousands):

	March 31, 2008	% of total	December 31, 2007	% of total

Commercial	$4,129	5%	$5,145	11%
Real Estate:
Construction/lot	57,023	81%	35,620	78%
Mortgage	—	1%	944	2%
Commercial	8,421	13%	4,135	9%
Consumer	267	0%	21	0%

Total non-accrual loans	$69,840	100%	$45,865	100%

          The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income in 2008 was $0.7 million and was insignificant for the 2007 period.

          During our normal loan review procedures, a loan is considered to be impaired when it is probable that the principal and/or interest amounts due will not be collected according to the contractual terms of the loan agreement. Impaired loans are measured on a loan by loan basis by either the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the reserve when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable.

          At March 31, 2008, impaired loans were approximately $69.8 million and related specific valuation allowances were $6.3 million. At December 31, 2007, impaired loans were approximately $45.9 million and related specific valuation allowances were $3.9 million. Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant.

5.	Mortgage Servicing Rights

          At March 31, 2008 and December 31, 2007, the Bank retained servicing rights to mortgage loans with principal balances of approximately $502.4 million and $494.0 million, respectively. Generally, loans sold servicing-retained are sold to Fannie Mae, a U.S. government sponsored enterprise. The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies. Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.

          Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value. The carrying value of MSRs was $3.8 million at both March 31, 2008 and December 31, 2007. The fair value of MSRs was approximately $5.0 million at March 31, 2008 and $5.3 million at December 31, 2007. Activity in MSRs for the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Three months ended March 31,

	2008	2007

Balance at beginning of period	$3,756	$4,096
Additions	327	212
Amortization	(300)	(317)

Balance at end of period	$3,783	$3,991

6.	Junior Subordinated Debentures

          At March 31, 2008, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (“TPS”) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets. The weighted average interest rate of all TPS at March 31, 2008 was 4.83% compared to 6.58% at December 31, 2007.

          In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at March 31, 2008 and December 31, 2007, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

7.	Other Borrowings

          At March 31, 2008 the Bank had a total of $136.2 million in long-term borrowings from Federal Home Loan Bank (FHLB) with maturities from 2008 to 2025, bearing a weighted-average interest rate of 3.86%. In addition, at March 31, 2008, the Bank had short-term borrowings with FHLB and Federal Reserve Bank (FRB) of approximately $115.0 million and $70.3 million, respectively. At year-end 2007, the Bank had a total of $117.4 million in long-term borrowings from FHLB with maturities from 2008 to 2025. Approximately $77.3 million of this amount bears a fixed or adjustable weighted average rate of 3.94% while the remaining $40.0 million float with LIBOR. In addition, at December 31, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $175.8 million and $34.7 million, respectively. See “Liquidity and Sources of Funds” below for further discussion.

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

          The numerators and denominators used in computing basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended March 31,

	2008	2007

Net income	$6,040	$9,521

Weighted-average shares outstanding - basic	27,911,208	28,269,262
Basic net income per common share	$0.22	$0.34

Incremental shares arising from stock-based compensation	52	438
Weighted-average shares outstanding - diluted	27,962,669	28,707,262
Diluted net income per common share	$0.22	$0.33

9.	Stock-Based Compensation

          The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders, that are administered by the Company’s Board of Directors (the Board), or the Compensation Committee of the Board (the Compensation Committee). In addition, on April 28, 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan). The 2008 Plan authorized the Board to issue up to an additional one million shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NSOs)), restricted stock, restricted stock units, stock appreciation rights and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation planswere established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers, non-employee directors and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s continued success.

          The Board or Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. Under the 2008 Plan, for ISOs and NSOs, the option strike price must be no less than 100% of the stock price at the grant date. (Prior to the approval of the 2008 Plan, the option strike price for NSOs could be no less than 85% of the stock price at the grant date). Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from the date of grant. Other permissible stock awards include restricted stock grants, restricted stock units, stock appreciation rights or other similar stock awards (including awards that do not require the grantee to pay any amount in connection with receiving the shares or that have a purchase price that is less than the grant date fair market value of our stock.)

          The Company has historically granted the majority of its annual stock-based compensation awards during the first quarter of each year. During the three months ended March 31, 2008 and 2007, the Company granted 390,130 and 132,962 stock options respectively. The fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $2.35 and $9.19 per option, respectively.

          The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,

	2008	2007

Dividend yield	4.0%	1.3%
Expected volatility	32.0%	29.9%
Risk-free interest rate	3.0%	4.8%
Expected option lives	7.2 years	6 years

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

          The following table presents the activity related to stock options under all plans for the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2007	751,088	$13.34	N/A	N/A
Granted	390,130	10.13	N/A	N/A
Cancelled	(4,652)	23.31	N/A	N/A

Options outstanding at March 31, 2008	1,136,566	$12.20	4.88	$1,008

Options exercisable at March 31, 2008	531,408	$8.81	8.46	$1,008

          In addition, during the three months ended March 31, 2008, the Company granted 17,970 shares of immediately vested restricted stock and 44,211 shares of nonvested restricted stock at a weighted average grant date fair value of $10.13 per share (approximately $630,000). The nonvested restricted stock is scheduled to vest over periods of three to four years from the grant date. Restricted stock is reported as an increase to common stock in the accompanying condensed consolidated financial statements at March 31, 2008 and December 31, 2007. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

          As of March 31, 2008, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.6 million. Total expense recognized by the Company for nonvested restricted stock for the three months ended March 31, 2008 and 2007 was approximately $.4 million and $.2 million, respectively. The following table presents the activity for nonvested restricted stock for the three months ended March 31, 2008.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)

Nonvested as of December 31, 2007	114,939	$20.09	N/A
Granted	62,181	10.13	N/A
Vested	(17,535)	12.98	N/A

Nonvested as of March 31, 2008	159,585	$16.99	2.29

10.	Stock Repurchase Plan

          On August 13, 2007, the Company announced that its Board of Directors authorized the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, capital levels, risk factors, general economic conditions, established and special trading blackout periods, and other investment opportunities. As of March 31, 2008, the Company has repurchased a total of 400,700 shares at an average price of $19.57, unchanged from year-end 2007.

11.	Subsequent Event

          On April 28, 2008, the Company announced that the Board of Directors approved a $.10 per share quarterly cash dividend payment. This regular dividend is payable on May 16, 2008, to shareholders of record as of May 9, 2008. This quarter’s $0.10 per share dividend was granted as an exception to the board’s present payout guidelines and was carefully scrutinized in light of the challenging real estate cycle. At this time, because of our profitability, capital and reserve levels, it was deemed appropriate to continue the dividend at its current level. The Board of Directors could adjust the dividend amount for future quarters based upon its evaluation of economic and business prospects at that time.

12.	Fair Value Measurements

          As discussed in Note 13, on January 1, 2008 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of Financial Accounting Standards Board (FASB) Statement No. 115. The adoption of SFAS No. 157 and 159 had no effect on the Company’s consolidated financial statements for the three months ended March 31, 2008.

          SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option under this pronouncement is elected. Upon adoption of SFAS No. 159, none of the Company’s assets or liabilities were valued using the fair value option allowed under this pronouncement.

          SFAS No. 157 also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

•

Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

•

Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

          The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to valuation methodology.

          Securities. Where quoted prices are available in an active market, investment securities are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company has categorized its securities as level 2.

          Impaired loans. SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

          OREO. The Company’s OREO is measured at fair value less cost to sell. Fair value was determined based on various offers and/or appraisals. Cost to sell the OREO was based on standard market factors. The Company has categorized its OREO as level 2.

          The table below presents assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment securities- available - for - sale	$—	$86,527	$—
Other real estate owned		$26,149

Total recurring assets measured at fair value	$—	$86,527	$—

          Other assets, including goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

13.	Recent Issued Accounting Standards

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company’s adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not have an impact on the consolidated financial statements.

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

51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to SFAS No. 160, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of SFAS No. 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 may have on its future consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effect that the provisions of SFAS No. 161 will have on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2008 and the operating results for the three months then ended, included elsewhere in this report.

Cautionary Information Concerning Forward-Looking Statements

          The following section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties cause actual results to differ materially from those projected, including among others, the risk factors described in this report as well as general business and economic conditions, including the residential and commercial real estate markets; changes in interest rates including timing or relative degree of change and the interest rate policies of the FRB; competition in the industry, including our ability to attract deposits, changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in regulatory conditions or requirements or new legislation; and changes in accounting policies. In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

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

          Reserve for Credit Losses: Arriving at an appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in relatively complex calculations and analysis. The Company’s reserve for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment. The reserve may be affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Reserve for Credit Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K.

          Mortgage Servicing Rights (MSRs): Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also “Non-Interest Income” below and footnote 5 of the Condensed Consolidated Financial Statements.

          Goodwill and other intangibles. Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Management continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.  The Company will perform its annual impairment test effective September 30, 2008.  Although the market price of the Company’s common stock is currently trading near book value, in management’s opinion, no events have occurred in 2008 that would trigger any interim impairment testing.

Highlights and Summary of Performance - First Quarter of 2008

•	First Quarter Earnings Per Share at $0.22 with net income at $6.0 million

•	Loan Growth: up 5.5% year-over-year and seasonally flat vs. immediately preceding (linked) quarter.

•	Customer Relationship Deposits: down 2.1% year-over-year, down 2.2% on a linked-quarter basis.

•	Net Interest Margin: decreased to 4.68% vs. 4.94% on a linked-quarter basis.

•	Credit Quality: provision for credit losses of $4.5 million and net charge-offs of $4.2 million; non-performing assets at $96.0 million or approximately 4.0% of total assets.

          The Company reported first quarter 2008 diluted earnings per share (EPS-diluted) at $0.22 per share compared to $0.33 per share for the year-ago quarter and $0.01 for the linked-quarter. Net income for the first quarter 2008 was $6.0 million versus $9.5 million a year-ago and up from $0.3 million for the linked-quarter. Both loan and deposit balances were flat to down slightly on a linked-quarter basis due to seasonal factors as well as a general economic slowing associated with the real estate downturn. First quarter 2008 earnings included a $4.5 million (pre-tax) provision for credit losses with net loan charge-offs of $4.2 million (pre-tax). These amounts compare favorably to the linked-quarter provision and charge-off levels of $15.6 million and $6.5 million, respectively. At March 31, 2008, the reserve for credit losses was at 1.83% of total loans. First quarter results also included a gain on the mandatory partial distribution of VISA, Inc. shares of $0.6 million or $0.01 per share from their recent initial public offering. This gain is offset by interest reversed on non-performing loans. Note that the first quarter 2008 income tax expense also includes a non-recurring favorable adjustment of approximately $.02 per share resulting from the Company’s decision during the quarter to hold all of its existing bank-owned life insurance policies until the death of the insured.

          Return on tangible equity was 14.62% for the current quarter while return on book equity was 8.65%. Return on assets was 1.01%. The Company remains “well-capitalized” according to regulatory guidelines with a total risk based capital ratio of 11.37% at March 31, 2008, compared to 11.27% for the linked-quarter and 11.33% for the year ago quarter.

          Loan growth and credit quality

          At March 31, 2008, Cascade’s loan portfolio was $2.04 billion, up 5.5% compared to a year ago. However, seasonal slowing coupled with the general downturn in real estate activity led to flat loan volumes when compared to the linked-quarter. Management believes loan growth will remain relatively muted until such time as the real estate cycle runs its course. Because of the nature of its markets, real estate has historically represented a significant portion of the Company’s overall loan portfolio and is frequently a material component of collateral for the Company’s loans.

          Cascade’s provision for credit losses was $4.5 million for the first quarter of 2008 bringing the reserve for credit losses to $37.4 million or 1.83% of total loans at period end, comparable to year-end 2007 and up from 1.42% for the year ago quarter. For the quarter ended March 31, 2008, net loan charge-offs were approximately $4.2 million or 0.81% (annualized) which compares favorably to $6.5 million or 1.27% (annualized) for the linked-quarter. Charge-offs were largely related to land development and mixed-use construction credits. Loans delinquent greater than 30 days were 0.43% of total loans at March 31, 2008, compared to 0.47% at year-end 2007 and 0.05% a year earlier.

          Non-performing assets (NPA’s) were higher at $96.0 million, or 4.0% of total assets compared to $57.0 million or 2.4% of total assets for the linked-quarter. Of this increase, non-performing loans were up from $45.9 million to $69.9 million since year-end 2007, while other real estate owned (OREO) was up from $9.8 million to $26.1 million at March 31, 2008. Nearly 40% of the increase in NPA’s is a Portland metro operating commercial building presently classified as OREO, where existing tenant lease payments largely offset interest income previously received on the underlying loan. The remaining increase in NPA balance relates to residential land development and mixed-use construction loans. See footnote 4 of the accompanying Notes to the Condensed Consolidated Financial Statements for distribution of loans and NPA’s by region. The Company carries NPA’s at estimated net realizable value upon liquidation; however, because of the uncertain real estate market, no assurance can be given that the ultimate disposition of such assets will be at or above such value. Interest income reversed on non-performing loans during the quarter ended March 31, 2008, was approximately $0.6 million. The orderly resolution of non-performing loans as well as expedient disposition of OREO properties is a priority for management.

          Management believes the reserve for credit losses is at an appropriate level based upon its current evaluation and analysis of portfolio credit quality and prevailing economic conditions. With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, assurances cannot be given that the reserve will be adequate in future periods.

          Deposit growth

          Customer relationship deposits1 totaled $1.5 billion at March 31, 2008, down 2.1% compared to a year ago and down 2.2% on a linked-quarter basis. The decline in part reflects seasonal slowing but management also believes a general slowing in real estate activity has contributed to this trend, as deposits in real estate related business accounts show a reduction in average and end of period balances as compared to the prior quarter. This is evident in a decline in non-interest bearing deposits where customer retention was solid, but average balances fell $29.9 million or 6.7% between the current and immediately preceding quarter. Total deposits were $1.7 billion at March 31, 2008, down 7.4% compared to a year ago and down 0.4% on a linked-quarter basis.

RESULTS OF OPERATIONS – Three Months ended March 31, 2008 and 2007

Income Statement

          Net Income

1 Customer relationship deposits include core deposit transaction accounts such as checking, money market and savings, while excluding all wholesale or brokered deposits and time deposits greater than $100,000.

          The $6.0 million in net income for the first quarter 2008 was a decrease of $3.5 million or 36.6% compared to the first quarter of 2007. The decrease was primarily due to an increase in loan loss provision of $3.5 million year over year. For the first quarter, net interest income decreased $1.5 million, non-interest income was flat, meanwhile non-interest expense increased $1.6 million, primarily due to expenses related to other real estate owned and legal related costs and other expenses some of which were non-recurring.

          Net Interest Income / Net Interest Margin

          First quarter 2008 net interest margin (NIM) was 4.68% compared to 4.94% for the fourth quarter of 2007, and 5.34% for the year ago quarter. Approximately one-half of the decline in NIM is a result of interest reversed on non-performing loans during the quarter, while the remaining compression was caused by the effects of the Federal Reserve’s decision to sharply decrease the Federal Funds Rate during the first quarter.

          Yields on earning assets during the first quarter of 2008 were lower at 7.12% compared to 7.86% in the linked-quarter and down from 8.31% in the year ago quarter. Lower yields were a result of declining short term market rates as well as the effect of interest forgone and reversed on non-performing loans. Lower market rates also resulted in a decline in the average cost of funds paid on interest bearing liabilities which fell to 3.13% for the current quarter as compared to 3.84% for the linked-quarter, and 4.00% for the year ago quarter. The overall cost of funds (including interest bearing and non-interest bearing deposits) for the first quarter of 2008 was 2.50% as compared to 3.02% in the linked-quarter and 3.03% for the year ago period.

          While one of Cascade’s strengths is its relatively high proportion of non-interest bearing deposits, lower rates will likely continue to compress the Company’s NIM as yields decline against an already low cost of funds. See cautionary “Forward Looking Statements” below and in Cascade’s Form 10-K report for further information on risk factors including interest rate risk.

          Components of Net Interest Margin

          The following table sets forth for the quarter ended March 31, 2008 and 2007 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Quarter ended March 31, 2008			Quarter ended March 31, 2007

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$77,671	$1,052	5.43%	$98,906	$1,316	5.40%
Non-taxable securities (1)	6,849	82	4.80%	9,095	107	4.77%
Interest bearing balances due from FHLB	97	1	4.14%	6,260	81	5.25%
Federal funds sold	1,629	13	3.20%	4,567	56	4.97%
Federal Home Loan Bank stock	8,864	17	0.77%	6,991	7	0.41%
Loans (1)(2)(3)(4)	2,059,862	37,083	7.22%	1,897,656	39,911	8.53%

Total earning assets/interest income	2,154,972	38,248	7.12%	2,023,475	41,478	8.31%
Reserve for loan losses	(34,370)			(23,975)
Cash and due from banks	48,198			66,011
Premises and equipment, net	38,112			39,091
Bank-owned life insurance	33,419			31,902
Accrued interest and other assets	156,675			140,944

Total assets	$2,397,006			$2,277,448

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans was approximately $57,900 for 2008 and $5,200 for 2007.

(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $1,297 in 2008 and $1,471 in 2007.

(4)	Includes mortgage loans held for sale.

	Average Balance	Income/ Expense	Yield or Rates	Average Balance	Income/ Expense	Yield or Rates

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$924,619	5,719	2.48%	$823,393	6,875	3.39%
Savings deposits	36,911	39	0.42%	45,120	57	0.51%
Time deposits	310,141	3,114	4.03%	319,281	3,598	4.57%
Other borrowings and F&M Holdback	406,244	4,209	4.16%	316,868	4,301	5.50%

Total interest bearing liabilities/interest expense	1,677,915	13,081	3.13%	1,504,662	14,831	4.00%
Demand deposits	415,636			478,677
Other liabilities	23,363			30,812

Total liabilities	2,116,914			2,014,151
Stockholders’ equity	280,092			263,297

Total liabilities and stockholders’ equity	$2,397,006			$2,277,448

Net interest income		$25,167			$26,647

Net interest spread			3.99%			4.32%

Net interest income to earning assets			4.68%			5.34%

          Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2008, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2008 compared to 2007

	Total Increase (Decrease)	Amount of Change Attributed to

		Volume	Rate

Interest income:
Interest and fees on loans	$(2,754)	$3,664	$(6,418)
Investments and other	(476)	(434)	(42)

Total interest income	(3,230)	3,230	(6,460)

Interest expense:
Interest on deposits:
Interest bearing demand	(1,156)	893	(2,049)
Savings	(17)	(9)	(8)
Time deposits	(484)	(84)	(400)
Other borrowings	(93)	1,250	(1,343)

Total interest expense	(1,750)	2,050	(3,800)

Net interest income	$(1,480)	$1,180	$(2,660)

          Loan Loss Provision

          At March 31, 2008, the reserve for credit losses (reserve for loan losses and loan commitments) was 1.83% of outstanding loans, as compared to 1.42% for the year ago period. The loan loss provision was $4.5 million in the first quarter of 2008 compared to $1.1 million for the year earlier period. At this date, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions. For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” above. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses. See “Highlights – Loan Growth and Credit Quality” above for further discussion.

          Non-Interest Income

          Non-interest income for first quarter 2008 was $5.5 million, down slightly compared to the year-ago quarter and up modestly from the linked-quarter mainly as a result of gain on VISA ownership interest of $0.6 million. Service and other fee income categories were generally flat. Residential mortgage originations totaled $44.0 million for the current quarter, up 20.0% from $36.7 million from the linked-quarter and 3.5% in the year- ago period. Related net mortgage revenue was $0.7 million in the first quarter of 2008, relatively flat from the linked-quarter and year-ago periods. Note that the Company has focused on originating conventional mortgage products throughout its history while avoiding sub-prime/option-ARM type products. As a result, the delinquency rate within Cascade’s $502 million portfolio of serviced residential mortgage loans was only 0.36%, substantially better than national mortgage delinquency rate of 5.82% at December 2007.

          Non-Interest Expense

          Non-interest expense for the quarter was up 9.7% compared to the linked-quarter and 10.0% above the year-ago period. These increases were mainly due to higher OREO and legal related costs and other expenses some of which were non-recurring. The Company is proactively adjusting to a lower level of real estate related business activity as FTE count declined to 525 at March 31, 2008, compared to 559 at year-end 2007. Management anticipates only a modest increase in non-interest expense for the balance of 2008.

          Income Taxes

          Income tax expense decreased during the three-month period ended March 31, 2008, primarily as a result of lower pre-tax income. In addition, the first quarter 2008 income tax expense includes a non-recurring favorable adjustment of approximately $.6 million which mainly resulted from the Company’s decision during the quarter to hold all of its existing bank-owned life insurance policies until the death of the insured.

Financial Condition

          Balance Sheet Overview

          At March 31, 2008 total assets increased 3.9% to $2.4 billion compared to $2.3 billion at December 31, 2007, primarily due to an increase in other assets. This growth was funded primarily by an increase in federal funds purchased, offset by a reduction in deposits due to the effects of the downturn in the real estate economy.

          The Company had no material off balance sheet derivative financial instruments as of March 31, 2008 and December 31, 2007.

          Capital Resources

          The Company’s total stockholders’ equity at March 31, 2008 was $279.0 million, an increase of $3.7 million from December 31, 2007. The increase primarily resulted from net income for the three months ended March 31, 2008 of $6.0 million, less cash dividends paid to shareholders of $2.8 million during the same period. In addition, at March 31, 2008 the Company had accumulated other comprehensive income of approximately $.8 million.

          At March 31, 2008, the Company’s Tier 1 and total risked-based capital ratios under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines were 10.16% and 11.42%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

          Off-Balance Sheet Arrangements

          A summary of the Bank’s off-balance sheet commitments at March 31, 2008 and December 31, 2007 is included in the following table (dollars in thousands):

	March 31, 2008	December 31, 2007

Commitments to extend credit	$666,824	$669,336
Commitments under credit card lines of credit	30,451	30,490
Standby letters of credit	17,418	27,602

Total off-balance sheet financial instruments	$714,693	$727,428

          Liquidity and Sources of Funds

          Bancorp is a holding company and its primary sources of liquidity are the dividends received from the Bank. Banking regulations may limit the amount of the dividend that the Bank may pay to the Bancorp. In addition, Bancorp receives cash from the exercise of options and the issuance of trust preferred securities. As of March 31, 2008, Bancorp did not have any borrowing arrangements of its own. If the Company desires to raise funds in the future management may consider engaging in further offerings of trust preferred securities.

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

          A further source of funds and liquidity is the Bank’s capability to borrow from reliable counterparties. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs. Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Policy requires the analysis and testing of such sources to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. At March 31, 2008, such deposits totaled approximately $53.9 million, up from $24.7 million at December 31, 2007.

          The Bank’s primary counterparty for borrowing purposes is the FHLB. At March 31, 2008, the FHLB had extended the Bank a secured line of credit of $838.6 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2008, the Bank had qualifying collateral pledged for FHLB borrowings totaling $337.4 million. The Bank also had $90.2 million in borrowing availability from the FRB that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. At March 31, 2008, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $672.7 million given sufficient collateral. However at March 31, 2008, the Bank’s collateral availability limited such borrowing capacity to approximately $171.5 million in aggregate.

          Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At March 31, 2008, the Bank had approximately $714.7 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The disclosures in this item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein.

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

Changes in Internal Controls

          During the first quarter of 2008, in response to the current credit cycle, the Company assigned additional staff and expanded key controls with respect to credit monitoring and to expedite the process of risk rating loans and collateral valuation.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

          There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On August 13, 2007, the Company announced that its Board of Directors approved a stock repurchase program to authorize the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period. During the quarter ended March 31, 2008, the Company did not repurchase any shares. As of March 31, 2008, the Company could repurchase up to an additional 1,423,526 shares under this repurchase plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a), (b), (c): The Company held its annual meeting of shareholders on April 28, 2008. The record date for the meeting was February 29, 2008, at which time there were 28,011,699 shares of common stock outstanding. Holders of 25,377,113 shares (90.6%) were present at the meeting in person or by proxy.

Proposal 1.	Election of Directors:

          The following persons were elected as directors to serve the terms stated below:

Name	Term expires	Votes “FOR”	Votes “WITHHELD”

Gary L. Hoffman	2009	24,967,453	409,661
Patricia L. Moss	2009	24,935,839	441,274
Thomas M. Wells	2009	24,925,085	452,028
Ryan R. Patrick	2009	24,445,580	931,533
James E. Petersen	2009	21,687,238	3,689,875
Jerol E. Andres	2009	24,911,605	465,508
Henry H. Hewitt	2009	24,948,305	428,808
Judith A. Johansen	2009	24,926,883	450,231
Clarence Jones	2009	24,969,565	407,548

Proposal 2.	Approve 2008 Performance Incentive Plan:

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”

15,042,929	714,164	63,006

Proposal 3.	Ratifying the appointment of Symonds, Evans & Company, P.C. as the Company’s independent auditors for 2008:

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”

25,314,746	49,608	12,759

ITEM 6.	EXHIBITS

	(a)	Exhibits
		31.1	Certification of Chief Executive Officer
		31.2	Certification of Chief Financial Officer
		32	Certification Pursuant to Section 906

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date	5/9/2008	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date	5/9/2008	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer