Form 10-Q
period 2008-06-30
CASCADE BANCORP
filed 2008-08-06
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ___

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 28,075,524shares of no par value Common Stock as of July 31, 2008.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2008

PART I

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Dollars in thousands)
(unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents:
Cash and due from banks	$63,903	$62,470
Interest bearing deposits with Federal Home Loan Bank	39	3
Federal funds sold	—	668

Total cash and cash equivalents	63,942	63,141
Investment securities available-for-sale	88,279	83,835
Investment securities held-to-maturity	2,212	3,180
Federal Home Loan Bank stock	12,087	6,991
Loans, net	2,029,218	2,007,603
Premises and equipment, net	36,312	38,062
Goodwill	105,047	105,047
Core deposit intangibles	8,711	9,502
Bank-owned life insurance	33,857	33,304
Other real estate owned	33,943	9,765
Accrued interest and other assets	30,280	34,062

Total assets	$2,443,888	$2,394,492

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$417,076	$435,503
Interest bearing demand	832,840	936,848
Savings	37,204	37,720
Time	299,546	257,067

Total deposits	1,586,666	1,667,138
Junior subordinated debentures	68,558	68,558
Federal funds purchased	87,481	14,802
Other borrowings	395,986	327,867
Customer repurchase agreements	11,864	18,614
Accrued interest and other liabilities	17,300	22,227

Total liabilities	2,167,855	2,119,206

Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized; 28,075,524 issued and outstanding (28,034,172 in 2007)	157,706	157,153
Retained earnings	118,224	117,600
Accumulated other comprehensive income	103	533

Total stockholders’ equity	276,033	275,286

Total liabilities and stockholders’ equity	$2,443,888	$2,394,492

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Six Months and Three Months ended June 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(unaudited)

	Six months ended June 30,		Three months ended June 30,

	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$70,077	$81,568	$33,080	$41,731
Taxable interest on investments	2,120	2,656	1,068	1,340
Nontaxable interest on investments	114	156	53	76
Interest on federal funds sold	23	107	10	51
Interest on interest bearing balances from FHLB	2	192	1	111
Dividends on Federal Home Loan Bank stock	65	17	49	10

Total interest income	72,401	84,696	34,260	43,319

Interest expense:
Deposits:
Interest bearing demand	9,654	14,213	3,934	7,338
Savings	74	108	35	51
Time	5,583	7,972	2,469	4,374
FFP & Other borrowings	7,784	8,313	3,576	4,012

Total interest expense	23,095	30,606	10,014	15,775

Net interest income	49,306	54,090	24,246	27,544
Loan loss provision	17,100	2,050	12,600	1,000

Net interest income after loan loss provision	32,206	52,040	11,646	26,544

Noninterest income:
Service charges on deposit accounts	4,939	4,698	2,537	2,491
Mortgage loan origination and processing fees	859	939	406	504
Gains on sales of mortgage loans, net	430	498	194	257
Net mortgage loan servicing fees	20	9	0	—
Losses on sales of other real estate owned	(26)	(9)	(8)	—
Card issuer and merchant services fees, net	1,897	1,950	1,005	1,063
Earnings on bank-owned life insurance	553	843	287	385
Other income	1,838	1,891	588	572

Total noninterest income	10,510	10,819	5,008	5,272

Noninterest expense:
Salaries and employee benefits	18,252	18,336	9,093	9,122
Occupancy & Equipment	3,538	3,227	1,713	1,652
Communications	1,047	1,020	491	472
Advertising	673	630	348	313
Legal	657	208	307	128
OREO expenses	1,958	137	1,186	113
Other expenses	8,013	7,792	3,626	3,748

Total noninterest expense	34,138	31,350	16,763	15,548

Income (loss) before income taxes	8,578	31,509	(109)	16,268
Provision (credit) for income taxes	2,357	11,807	(290)	6,087

Net income	$6,221	$19,702	$181	$10,181

Basic net income per common share	$0.22	$0.70	$0.01	$0.36

Diluted net income per common share	$0.22	$0.69	$0.01	$0.36

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Comprehensive income	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2006		$162,199	$98,112	$765	$261,076
Comprehensive income:
Net income	$19,702	—	19,702	—	19,702
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(605)	—	—	(605)	(605)

Comprehensive income	$19,097

Cash dividends paid		—	(5,119)	—	(5,119)
Stock-based compensation expense		841	—	—	841
Stock options exercised (116,155)		859	—	—	859
Tax benefit from non-qualified stock options exercised		147	—	—	147

Balance at June 30, 2007		$164,046	$112,695	$160	$276,901

Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$6,221	—	6,221	—	6,221
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(430)	—	—	(430)	(430)

Comprehensive income	$5,791

Cash dividends paid		—	(5,597)	—	(5,597)
Stock options exercised		19	—	—	19
Stock-based compensation expense		769	—	—	769
Cancellation of shares for tax withholding		(235)	—	—	(235)

Balance at June 30, 2008		$157,706	$118,224	$103	$276,033

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Six months ended June 30,

	2008	2007

Net cash provided (used) by operating activities	$(511)	$16,465

Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	14,936	15,325
Proceeds from maturities and calls of investment securities held-to-maturity	—	505
Purchases of investment securities available-for-sale	(18,959)	(14,847)
Purchase of Federal Home Loan Bank stock	(5,096)	—
Net increase in loans	(38,285)	(71,370)
Purchases of premises and equipment	(1,858)	(2,282)
Proceeds from sales of premises and equipment	2,593	5,059

Net cash used in investing activities	(46,669)	(67,610)

Financing activities:
Net increase (decrease) in deposits	(80,472)	124,033
Cash dividends paid	(5,597)	(5,118)
Stock options exercised	2	858
Tax benefit from non-qualified stock options exercised	—	147
Net increase (decrease) in federal funds purchased	72,679	(10,272)
Net increase (decrease) in other borrowings	61,369	(54,819)

Net cash provided by financing activities	47,981	54,829

Net increase in cash and cash equivalents	801	3,684
Cash and cash equivalents at beginning of period	63,141	55,659

Cash and cash equivalents at end of period	$63,942	$59,343

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

1.	Basis of Presentation

          The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), a one bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, “the Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

          The interim condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

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

          Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

2.	Investment Securities

          Investment securities at June 30, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

6/30/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$73,211	$533	$639	$73,105
U.S. Government and agency securities	8,240	251	—	8,491
Obligations of state and political subdivisions	2,616	37	—	2,653
U.S. Agency asset-backed securities	3,322	36	—	3,358
Equity securities	310	—	53	257
Mutual fund	414	1	—	415

	$88,113	$858	$692	$88,279

Held-to-maturity
Obligations of state and political subdivisions	$2,212	$36	$—	$2,248

12/31/2007
Available-for-sale
U.S. Agency mortgage-backed securities	$64,874	$452	$124	$65,202
U.S. Government and agency securities	10,187	310	—	10,497
Obligations of state and political subdivisions	3,710	30	3	3,737
U.S. Agency asset-backed securities	3,490	48	—	3,538
Equity securities	310	139	—	449
Mutual fund	405	7	—	412

	$82,976	$986	$127	$83,835

Held-to-maturity
Obligations of state and political subdivisions	$3,180	$24	$11	$3,193

          The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008:

	Less than 12 months		12 months or more		Total

	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

U.S. Agency mortgage-backed securities	$21,321	$637	$155	$2	$21,476	$639
Equity securities	310	53	—	—	310	53

	$21,631	$690	$155	$2	$21,786	$692

          The unrealized losses on the above investment securities are primarily due to increases in market interest rates or widening of interest rate spreads on security types as compared to yields/spread relationships prevailing at the time the specific investment securities were purchased. Management of the Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or repricing dates, or if market yields for such investment securities decline. The unrealized loss on equity securities is primarily due to the recent downturn in the stock market. Management of the Company does not believe that any of the investment securities are impaired due to reasons of credit quality. Accordingly, management of the Company does not believe that any of the above gross unrealized losses on investment securities are other-than-temporary and, accordingly, no impairment adjustments have been recorded.

3.	Loans and Reserve for Credit Losses

          The composition of the loan portfolio at June 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

Loan portfolio	June 30, 2008	% of gross loans	December 31, 2007	% of gross loans

Commercial	$616,121	30%	$606,408	30%
Real Estate:
Construction/lot	649,846	31%	686,829	34%
Mortgage	89,540	4%	88,509	4%
Commercial	660,202	32%	612,694	30%
Consumer	50,382	2%	47,038	2%

Total loans	2,066,091	100%	2,041,478	100%

Less reserve for loan losses	36,873		33,875

Total loans, net	$2,029,218		$2,007,603

          Mortgage real estate loans include mortgage loans held for sale of approximately $0.9 million at June 30, 2008 and approximately $4.3 million at December 31, 2007. In addition, the above loans are net of deferred loan fees of approximately $5.0 million at June 30, 2008 and $5.7 million at December 31, 2007.

          At June 30, 2008 the Bank had approximately $656.8 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007. Reserves for unfunded commitments (which are classified as other liabilities) totaled approximately $3.2 million and $2.4 million at June 30, 2008 and December 31, 2007, respectively.

          The table below presents the breakdown of the construction/lot category and geographic distribution at June 30, 2008 and December 31, 2007. Certain balances at December 31, 2007, have been reclassified to conform to the June 30, 2008, presentation (dollars in thousands):

	June 30, 2008	% of category	% of Constr / lot portfolio	% of gross loans	December 31, 2007

Residential Land Development:
Raw Land	$105,926	36%	16%	5%	$107,160
Land Development	170,889	57%	26%	8%	183,809
Speculative Lots	21,240	7%	3%	1%	20,916

	$298,055	100%	46%	14%	$311,885

Geographic distribution by region:
Central Oregon	$102,029	34%	16%	5%	$107,150
Northwest Oregon	5,525	2%	1%	0%	5,328
Southwest Oregon	25,461	9%	4%	1%	32,541

Total Oregon	133,015	45%	20%	6%	145,019
Idaho	165,040	55%	25%	8%	166,866

Grand total	$298,055	100%	46%	14%	$311,885

Residential Construction:
Pre sold	$64,569	50%	10%	3%	$64,714
Lots	18,820	15%	3%	1%	20,575
Speculative Construction	44,755	35%	7%	2%	58,048

	$128,144	100%	20%	6%	$143,337

Geographic distribution by region:
Central Oregon	$51,682	40%	8%	3%	$52,785
Northwest Oregon	30,771	24%	5%	1%	31,652
Southwest Oregon	9,696	8%	1%	0%	14,252

Total Oregon	92,149	72%	14%	4%	98,689
Idaho	35,995	28%	6%	2%	44,648

Grand total	$128,144	100%	20%	6%	$143,337

Commercial Construction:
Pre sold	$47,440	21%	7%	2%	$61,298
Lots	12,792	6%	2%	1%	17,525
Speculative	135,230	60%	21%	7%	125,271
Speculative Lots	31,750	14%	5%	2%	30,815

	$227,212	100%	35%	11%	$234,909

Geographic distribution by region:
Central Oregon	$67,129	30%	10%	3%	$68,411
Northwest Oregon	73,606	32%	11%	4%	81,683
Southwest Oregon	40,632	18%	6%	2%	39,235

Total Oregon	181,367	80%	28%	9%	189,329
Idaho	45,845	20%	7%	2%	45,580

Grand total	$227,212	100%	35%	11%	$234,909

Transactions in the reserve for loan losses and unfunded commitments for the six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Six months ended June 30,

	2008	2007

Reserve for loan losses
Balance at beginning of period	$33,875	$23,585
Loan loss provision	17,100	2,050
Recoveries	705	724
Loans charged off	(14,807)	(1,762)

Balance at end of period	$36,873	$24,597

Reserve for unfunded commitments
Balance at beginning of period	$3,163	$3,213
Provision for unfunded commitments	—	200

Balance at end of period	$3,163	$3,413

Reserve for credit losses
Reserve for loan losses	$36,873	$24,597
Reserve for unfunded commitments	3,163	3,413

Total reserve for credit losses	$40,036	$28,010

4.	Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007

Loans on non-accrual status	$93,111	$45,865
Loans past due 90 days or more but not on non-accrual status	51	51
Other real estate owned	33,943	9,765

Total non-performing assets	$127,105	$55,681

Percentage of non-performing assets to total assets	5.20%	2.33%

          The increase in NPAs is primarily due to the real estate downturn which has impacted the Company’s residential real estate development portfolio that is approximately 14% of total loans. See “Real Estate Concentration” section of MD&A for further information. The following table presents non-performing assets as of June 30, 2008 by region (dollars in thousands):

Region	June 30, 2008	% of total NPA’s	December 31, 2007	% of total NPA’s

Central Oregon	$27,603	22%	$5,793	10%
Northwest Oregon	17,513	14%	1,615	3%
Southern Oregon	26,190	21%	22,876	41%

Total Oregon	71,306	56%	30,284	54%
Idaho	55,799	44%	25,397	46%

Grand total	$127,105	100%	$55,681	100%

          The composition of loans on non-accrual status at June 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

	June 30, 2008	% of total	December 31, 2007	% of total

Commercial	$4,034	4%	$5,145	11%
Real Estate:
Construction/lot	76,987	83%	35,620	78%
Mortgage	311	0%	944	2%
Commercial	11,557	12%	4,135	9%
Consumer	222	0%	21	0%

Total non-accrual loans	$93,111	100%	$45,865	100%

          The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the six months ended June 30, 2008, was $0.7 million and was insignificant for the comparable 2007 period.

          A loan is considered to be impaired when it is determined probable that the principal and/or interest amounts due will not be collected according to the contractual terms of the loan agreement. Impaired loans are measured on a loan by loan basis by either the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the reserve when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable.

          At June 30, 2008, impaired loans were approximately $93.1 million and related specific valuation allowances were $7.4 million. At December 31, 2007, impaired loans were approximately $45.9 million and related specific valuation allowances were $3.9 million. Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant.

5.	Mortgage Servicing Rights

          At June 30, 2008 and December 31, 2007, the Bank retained servicing rights to mortgage loans with principal balances of approximately $510.7 million and $494.0 million, respectively. Generally, loans sold servicing-retained are sold to Fannie Mae, a U.S. government sponsored enterprise. The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies. Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.

          Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value. The carrying value of MSRs was $3.8 million at both June 30, 2008 and December 31, 2007. The fair value of MSRs was approximately $5.6 million at June 30, 2008 and $5.3 million at December 31, 2007. Activity in MSRs for the six months ended June 30, 2008 and 2007 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Six months ended June 30,

	2008	2007

Balance at beginning of period	$3,756	$4,096
Additions	664	486
Amortization	(611)	(643)

Balance at end of period	$3,809	$3,939

6.	Junior Subordinated Debentures

          At June 30, 2008, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (“TPS”) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets. The weighted average interest rate of all TPS at June 30, 2008 was 4.81% compared to 6.58% at December 31, 2007 because the TPS are largely indexed to 3 month Libor which has declined since year end.

          In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying condensed consolidated balance sheets. Management believes that at June 30, 2008 and December 31, 2007, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

7.	Other Borrowings

          At June 30, 2008 the Bank had a total of $136.0 million in long-term borrowings from Federal Home Loan Bank (FHLB) with maturities from 2008 to 2025, bearing a weighted-average interest rate of 3.50%. In addition, at June 30, 2008, the Bank had short-term borrowings with FHLB and Federal Reserve Bank (FRB) of approximately $159.0 million and $101.0 million, respectively. At year-end 2007, the Bank had a total of $117.4 million in long-term borrowings from FHLB with maturities from 2008 to 2025. Approximately $77.3 million of this amount bears a fixed or adjustable weighted average rate of 3.94% while the remaining $40.0 million float with LIBOR. In addition, at December 31, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $175.8 million and $34.7 million, respectively. See “Liquidity and Sources of Funds” below for further discussion.

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

          The numerators and denominators used in computing basic and diluted earnings per common share for the six months and three months ended June 30, 2008 and 2007 can be reconciled as follows (dollars in thousands, except per share data):

	Six months ended June 30,		Three months ended June 30,

	2008	2007	2008	2007

Net income	$6,221	$19,702	$181	$10,181

Weighted-average shares outstanding - basic	27,920,072	28,302,315	27,928,937	28,335,368
Basic net income per common share	$0.22	$0.70	$0.01	$0.36

Incremental shares arising from stock-based compensation	145,609	387,783	131,634	315,841
Weighted-average shares outstanding - diluted	28,065,682	28,690,098	28,060,570	28,651,209
Diluted net income per common share	$0.22	$0.69	$0.01	$0.36

9.	Stock-Based Compensation

          The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders, that are administered by the Company’s Board of Directors (the Board), or the Compensation Committee of the Board (the Compensation Committee). In addition, on April 28, 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan). The 2008 Plan authorized the Board to issue up to an additional one million shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NSOs), restricted stock, restricted stock units, stock appreciation rights and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers, non-employee directors and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s continued success.

          The Board or Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. Under the 2008 Plan, for ISOs and NSOs, the option strike price must be no less than 100% of the stock price at the grant date. (Prior to the approval of the 2008 Plan, the option strike price for NSOs could be no less than 85% of the stock price at the grant date). Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from the date of grant. Other permissible stock awards include restricted stock grants, restricted stock units, stock appreciation rights or other similar stock awards (including awards that do not require the grantee to pay any amount in connection with receiving the shares or that have a purchase price that is less than the grant date fair market value of the Company’s stock.)

          The Company has historically granted the majority of its annual stock-based compensation awards during the first quarter of each year. During the six months ended June 30, 2008 and 2007, the Company granted 390,130 and 133,462 stock options respectively. The fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $2.35 and $9.19 per option, respectively.

          The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the six and three months ended June 30, 2008 and 2007:

	Six months ended June 30,		Three months ended June 30,

	2008	2007	2008	2007

Dividend yield	4.0%	1.3%	4.0%	1.3%
Expected volatility	32.0%	29.9%	32.0%	29.9%
Risk-free interest rate	3.0%	4.8%	3.0%	4.8%
Expected option lives	7.2 years	6 years	7.2 years	6 years

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

          The following table presents the activity related to stock options under all plans for the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2007	751,088	$13.34	N/A	N/A
Granted	390,130	10.13	N/A	N/A
Exercised	(3,093)	5.74	N/A	N/A
Cancelled	(29,768)	16.66	N/A	N/A

Options outstanding at June 30, 2008	1,108,357	$12.14	4.67	$507

Options exercisable at June 30, 2008	529,531	$8.79	8.46	$1,008

Stock-based compensation expense related to stock options for the six months ended June 30, 2008 and 2007 was approximately $.2 million and $.4 million, respectively. As of June 30, 2008, there was approximately $1.6 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

          During the six months ended June 30, 2008, the Company granted 17,970 shares of immediately vested restricted stock and 44,211 shares of nonvested restricted stock at a weighted average grant date fair value of $10.13 per share (approximately $630,000). In addition, during the three months ended June 30, 2008, the Company granted 2,971 shares of deferred restricted stock at a fair value of $8.75 (approximately $26,000). The nonvested restricted stock is scheduled to vest over periods of three to four years from the grant date. Restricted stock is reported as an increase to common stock in the accompanying condensed consolidated financial statements. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

          The following table presents the activity for nonvested and deferred restricted stock for the six months ended June 30, 2008.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)

Nonvested as of December 31, 2007	114,939	$20.09	N/A
Granted	65,152	10.07	N/A
Vested	(45,486)	11.64	N/A

Nonvested as of June 30, 2008	134,605	$23.15	2.14

          Total expense recognized by the Company for nonvested restricted stock for both the six month periods ended June 30, 2008 and 2007 was approximately $.5 million. As of June 30, 2008, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.5 million.

10.	Stock Repurchase Plan

          On August 13, 2007, the Company announced that the Board authorized the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, capital levels, risk factors, general economic conditions, established and special trading blackout periods, and other investment opportunities. As of June 30, 2008, the Company has repurchased a total of 400,700 shares at an average price of $19.57, unchanged from year-end 2007.

11.	Subsequent Event

          On July 24, 2008, the Company announced a quarterly cash dividend of $0.01 per share, down from $0.10 paid in the prior quarter. The Board determined that reducing the dividend was a prudent action which underscores the Company’s commitment to preserving capital during this period of economic uncertainty. The quarterly dividend of $.01 per share will be payable on August 11, 2008, to shareholders of record as of August 4, 2008.

12.	Fair Value Measurements

          As discussed in Note 13, on January 1, 2008 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of Financial Accounting Standards Board (FASB) Statement No. 115. The adoption of SFAS No. 157 and 159 had no effect on the Company’s condensed consolidated financial statements.

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

          Impaired loans. SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. The Company has categorized its impaired loans as level 2.

          OREO. The Company’s OREO is measured at fair value less cost to sell. Fair value was generally determined based on 3rd party appraisals of fair value in an orderly sale. Cost to sell OREO was based on standard market factors. The Company has categorized its OREO as level 2.

          The table below presents assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment securities available - for - sale	$—	$88,279	$—
Other real estate owned		33,943

Total recurring assets measured at fair value	$—	$122,222	$—

          Other assets, including goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under GAAP. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

13.	Recently Issued Accounting Standards

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company’s adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the condensed consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not have an impact on the condensed consolidated financial statements.

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

          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effect that the provisions of SFAS No. 161 will have on the Company’s consolidated financial statements. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2008 and the operating results for the six months and three months then ended, included elsewhere in this report.

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

Reserve for Credit Losses: The Company’s reserve for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses as well as consideration of the prevailing business environment. On an ongoing basis the Company seeks to refine its methodology such that the reserve is responsive to the effect that qualitative and environmental factors have upon the loan portfolio. However, external factors and changing economic conditions may impact the portfolio and the level of reserves in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Reserve for Credit Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K.

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

          Goodwill and other intangibles: Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step is to estimate the fair value of the reporting unit assuming it is sold in an orderly transaction between knowledgeable market participants. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Management continues to monitor the Company’s goodwill for potential impairment on an ongoing basis. The Company will perform its annual impairment test effective September 30, 2008. In management’s opinion, no events have occurred that would trigger interim impairment testing.

     Highlights and Summary of Performance - Second Quarter of 2008

•	Second Quarter Earnings Per Share: at $0.01 with net income at $0.2 million.

•	Loan Growth: up 5.5% year-over-year and up slightly from immediately preceding (linked) quarter.

•	Customer Relationship Deposits [1]: 5.7% lower year-over-year, and 5.1% on a linked-quarter basis.

•	Net Interest Margin: decreased to 4.52% vs. 4.68% on a linked-quarter basis.

•

Credit Quality: Reserve for Credit Losses increases to a solid 1.94% with provision for credit losses of $12.6 million and net charge-offs of $9.9 million; non-performing assets at $127.1 million or approximately 5.2% of total assets.

•	Board of Directors Announces Quarterly Cash Dividend: at $.01 per share to preserve strong capital base.

          The Company reported second quarter 2008 diluted earnings per share (EPS-diluted) at $0.01 per share compared to $0.36 for the year-ago quarter and $0.22 for the linked-quarter. Net income for the second quarter 2008 was $0.2 million versus $10.2 million a year-ago and down from $6.0 million for the linked-quarter. Year to date net income is $6.2 million or $0.22 per share. Second quarter 2008 earnings include a $12.6 million (pre-tax) provision for credit losses with net loan charge-offs of $9.9 million (pre-tax). Accordingly, the reserve for credit losses increased to a solid 1.94% of total loans at June 30, 2008, up from 1.83% and 1.43% for the linked and year-ago quarters, respectively. The heightened provision and charge-offs are mainly a result of collateral valuation declines in the residential development loan portfolio and compares to the linked-quarter provision and charge-off levels of $4.5 million and $4.2 million, respectively.

          Cascade’s core earnings are presently sufficient to set aside ample reserves while maintaining strong capital levels. In addition, credit quality issues remain manageable and continue to be largely confined within the residential acquisition and development loan portfolio. Our elevated provision for credit losses and charge-offs reflect proactive recognition and valuation adjustments of challenged credits. We remain committed to our

[1] Customer relationship deposits include core deposit transaction accounts such as checking, money market and savings, while excluding all wholesale or brokered deposits and time deposits greater than $100,000.

strategy of prudently preserving capital and focusing on maintaining strong reserves against possible loan losses. In addition to a $40.0 million reserve for credit losses - which is the primary protection against anticipated loan losses - the Company’s $162.3 million in tangible capital is a safeguard against future unexpected challenges. Cascade is designated a “well-capitalized” bank according to regulatory guidelines with total risk based capital at 11.24% as of June 30, 2008, exceeding the 10% benchmark by a tax-effected margin of approximately $48.0 million.

          Loan growth and credit quality

          At June 30, 2008, Cascade’s loan portfolio was $2.07 billion, up 5.5% compared to a year-ago but up only slightly on a linked-quarter basis. Continuing to grow credit-worthy loans to relationship customers remains a key objective in supporting the economy of Cascade’s markets. However, management believes that overall loan growth will likely remain slow until such time as the real estate market runs its course. Because of the nature of its markets, real estate has historically represented a significant portion of the Company’s overall loan portfolio and is frequently a material component of collateral for the Company’s loans.

          Cascade’s provision for credit losses was $12.6 million for the second quarter of 2008 bringing the reserve for credit losses to $40.0 million or 1.94% of total loans at period-end, up from 1.83% at year-end 2007 and 1.43% for the year-ago quarter. For the quarter ended June 30, 2008, net loan charge-offs were approximately $9.9 million or 1.93% (annualized) compared to $4.2 million or 0.81% (annualized) for the linked-quarter. Both the heightened provision and higher levels of net charge-offs were in recognition of declining valuations of collateral dependent non-performing and adversely risk rated loans mainly in the residential land acquisition and development portfolio.

          Improvement was evident in loans delinquent >30 days which fell to 0.19% of total loans at June 30, 2008, or just $4.1 million compared to 0.43% for the linked-quarter and 0.47% at year-end 2007. Credit risk metrics with respect to the commercial real estate (CRE) and commercial (C&I) portfolios continue to be stable at this time.

          Non-performing assets (NPA’s - including non performing loans and other real estate owned) were higher at $127.1 million, or 5.2% of total assets compared to $96.0 million or 4.0% of total assets for the linked-quarter primarily due to ongoing challenges in the Company’s residential land acquisition and development loan portfolio. The increase in NPA’s included residential development projects in Boise, Southern Oregon, and Central Oregon. See accompanying table for distribution of loans and NPA’s by region.

          Other real estate owned (OREO) was $33.9 million at June 30, 2008, up from $26.6 million in the prior quarter. During the quarter the Company sold 15 OREO lots, while approximately $9.1 million in residential land development assets were added to OREO at estimated liquidation value. Nearly half of the OREO balance is an occupied Portland commercial building. The existing tenant lease payments largely replace interest income previously received on the underlying loan. The Company carries NPA’s at estimated net realizable value upon liquidation; however, because of the uncertain real estate market, no assurance can be given that the ultimate disposition of such assets will be at or above such value. Interest income reversed on non-performing loans during the quarter ended June 30, 2008, was approximately $0.7 million. The orderly resolution of non-performing loans as well as expedient disposition of OREO properties is a priority for management.

          The reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) represents management’s recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management’s current assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The Company believes its reserve is appropriate as of June 30, 2008, but going forward the reserve may change given the economic and credit situation.

          As economic and related credit conditions change, the Company continues to refine its methodology to estimate the appropriate level of reserve for credit losses. In arriving at its estimate as of June 30, 2008, the Company incorporated probability of deterioration (PD) ranges for adversely risk-rated loans within the allocated portion of its reserve. The adopted PD ranges are directionally consistent and correlate with relative loan risk ratings. Accordingly, the metric more responsively affects the level of reserves based upon management’s judgment as to current qualitative and environmental factors within the portfolio. As the Company continues to refine its methodology management expects that the unallocated portion of the reserve will likely decline over time.

          Deposit growth

          Customer relationship deposits totaled $1.5 billion at June 30, 2008, down 5.7% compared to a year-ago and down 5.1% on a linked-quarter basis. This easing of customer relationship deposits reflects the ongoing economic impact of the slowing real estate activity in the communities served by Cascade. Since the peak in the real estate market, deposits in real estate related business accounts show consistent reduction in average and end of period balances while the number of customers has remained stable. Total deposits (which include jumbo CDs and brokered deposit balances) were $1.6 billion at June 30, 2008, down 11.1% compared to a year-ago and down 4.5% on a linked-quarter basis.

RESULTS OF OPERATIONS – Six Months and Three Months ended June 30, 2008 and 2007

Income Statement

          Net Income

          Net income decreased $13.5 million (or 68.4%) for the six months and decreased $10.0 million (or 98.2%) for the three months ended June 30, 2008 as compared to the same periods in 2007. These decreases were primarily due to an elevated level of loan loss provisioning for each period presented. Net interest income decreased $4.8 million for the six months and decreased $3.3 million for the quarter ended June 30, 2008, non-interest income was down slightly for both periods, meanwhile non-interest expense increased $2.8 million for the six months and increased $1.2 million for the quarter, primarily due to expenses related to other real estate owned and legal related costs.

          Net Interest Income / Net Interest Margin

          Second quarter 2008 net interest margin (NIM) was 4.52% compared to 4.68% for the linked-quarter, and 5.34% for the year ago quarter. Approximately one-half of the decline in NIM is a result of interest reversed on non-performing loans during the quarter, while the remaining compression was caused by the effects of sharply lower market interest rates driven by Federal Reserve Bank actions.

          Yields on earning assets during the second quarter of 2008 were lower at 6.38% compared to 7.12% in the linked-quarter and down from 8.39% in the year ago quarter. Lower yields were a result of declining short term market rates as well as the effect of interest forgone and reversed on non-performing loans. Lower market rates also advantageously reduced the average cost of funds paid on interest bearing liabilities which fell to 2.37% for the current quarter as compared to 3.13% for the linked-quarter and 4.09% for the year ago quarter. The overall cost of funds (including interest bearing and non-interest bearing deposits) also improved for the second quarter of 2008 to 1.90% as compared to 2.50% in the linked-quarter and 3.13% for the year ago period.

          Because one of Cascade’s strengths is its relatively high proportion of non-interest bearing deposits, lower interest rates may modestly compress the Company’s NIM as yields decline against an already low cost of funds. See cautionary “Forward Looking Statements” above and in Cascade’s Form 10-K report for further information on risk factors including interest rate risk.

          Components of Net Interest Margin

          The following table sets forth for the quarter ended June 30, 2008 and 2007 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company (dollars in thousands):

	Quarter ended June 30, 2008			Quarter ended June 30, 2007

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$81,869	$1,068	5.23%	$99,234	$1,367	5.53%
Non-taxable securities (1)	5,975	71	4.77%	8,587	76	3.55%
Interest bearing balances due from FHLB	—	—	0.00%	8,502	111	5.24%
Federal funds sold	1,719	10	2.33%	3,670	50	5.46%
Federal Home Loan Bank stock	10,961	49	1.79%	6,991	10	0.57%
Loans (1)(2)(3)(4)	2,058,327	33,168	6.46%	1,949,480	41,811	8.60%

Total earning assets/interest income	2,158,851	34,366	6.38%	2,076,464	43,425	8.39%
Reserve for loan losses	(35,880)			(24,394)
Cash and due from banks	18,687			37,615
Premises and equipment, net	37,571			36,816
Bank-owned life insurance	33,674			32,334
Accrued interest and other assets	199,605			165,138

Total assets	$2,412,508			$2,323,973

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$888,895	3,934	1.78%	$842,043	7,339	3.50%
Savings deposits	37,016	35	0.38%	41,683	51	0.49%
Time deposits	302,359	2,469	3.28%	371,100	4,374	4.73%
Other borrowings and F&M Holdback	466,901	3,576	3.07%	293,579	4,012	5.48%

Total interest bearing liabilities/interest expense	1,695,171	10,014	2.37%	1,548,405	15,776	4.09%
Demand deposits	414,130			474,598
Other liabilities	21,123			29,533

Total liabilities	2,130,424			2,052,536
Stockholders’ equity	282,084			271,437

Total liabilities and stockholders’ equity	$2,412,508			$2,323,973

Net interest income		$24,352			$27,649

Net interest spread			4.02%			4.30%

Net interest income to earning assets			4.52%			5.34%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans was approximately $81,000 for 2008 and $6,736 for 2007.

(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $900 in 2008 and $1,471 in 2007.

(4)	Includes mortgage loans held for sale.

          Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2008, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2008 compared to 2007

		Amount of Change Attributed to
	Total Increase (Decrease)

		Volume	Rate

Interest income:
Interest and fees on loans	$(8,643)	$2,334	$(10,977)
Investments and other	(416)	(394)	(22)

Total interest income	(9,059)	1,940	(10,999)
Interest expense:
Interest on deposits:
Interest bearing demand	(3,405)	408	(3,813)
Savings	(16)	(6)	(10)
Time deposits	(1,905)	(810)	(1,095)
Other borrowings	(436)	2,369	(2,806)

Total interest expense	(5,762)	1,961	(7,724)

Net interest income	$(3,297)	$(21)	$(3,275)

          Loan Loss Provision

          At June 30, 2008, the reserve for credit losses (reserve for loan losses and loan commitments) was 1.94% of outstanding loans, as compared to 1.43% for the year ago period. The loan loss provision was $17.1 million for the six months and $12.6 million for the three months ended June 30, 2008. At this date, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions. For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” above. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses. See “Highlights – Loan Growth and Credit Quality” above for further discussion.

          Non-Interest Income

          Non-interest income decreased 2.8% for the six months and decreased 5.0% for the quarter ended June 30, 2008 compared to the year ago periods. Although service charges increased slightly in both periods presented, most all other categories experienced decreases. Residential mortgage originations totaled $36.3 million for the current quarter, down 17.5% from $44.0 million from the linked-quarter and down 29.5% from the year-ago period. Related net mortgage revenue was $0.6 million in the second quarter of 2008, relatively flat from the linked-quarter and year-ago periods. Note that the Company has focused on originating conventional mortgage products throughout its history while purposefully avoiding sub-prime / option-ARM type products. As a result, the delinquency rate within Cascade’s $511 million portfolio of serviced residential mortgage loans is only 0.47%, notably below the national mortgage delinquency rate of 6.35% at June 30, 2008.

          Non-Interest Expense

          Non-interest expense for the six months was up 8.9% year-over-year but down 3.5% on a linked quarter basis. The 2008 increase was mainly due to higher OREO and related legal costs. Management anticipates that aside from possible OREO related charges, non interest expense growth should be very modest for the balance of 2008. The Company has seen a reduction in FTE headcount in tandem with slowing volumes. FTE was 511 at June 30, 2008, compared to 525 at March 31, 2008, and 559 at year-end 2007.

          Income Taxes

          Income tax expense decreased 68.4% for the six months and decreased 104.8% for the three months ended June 30, 2008 compared to the year ago periods, primarily as a result of lower pre-tax income. The credit balance in taxes for the three months ended June 30, 2008, was primarily due to the effects of non taxable interest income and a non-recurring favorable adjustment of approximately $.2 million related to tax-advantaged affordable housing and energy tax credits.

Financial Condition

          Balance Sheet Overview

          At June 30, 2008 total assets increased 2.1% to $2.4 billion compared to $2.3 billion at December 31, 2007, primarily due to an increase in loans and OREO. This growth was funded primarily by an increase in federal funds purchased and other borrowings. The increase in borrowings was also a result of lower deposit balances (primarily interest bearing demand) related to the slowing of the real estate economy.

          The Company had no material off balance sheet derivative financial instruments as of June 30, 2008 and December 31, 2007.

          Capital Resources

          The Company’s total stockholders’ equity at June 30, 2008 was $276.0 million, an increase of $.7 million from December 31, 2007. The increase primarily resulted from net income for the six months ended June 30, 2008 of $6.2 million, less cash dividends paid to shareholders of $5.6 million during the same period. In addition, at June 30, 2008 the Company had accumulated other comprehensive income of approximately $.1 million.

          The Company and Bank continue to exceed the regulatory benchmarks for ‘well capitalized’ institutions. At June 30, 2008, the Company’s Tier 1 and total risked-based capital ratios were 10.03% and 11.29%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

          From time to time the Company may determine that it is appropriate to raise additional capital to maintain an appropriate level of capital, improve its financial condition, or to take advantage of possible future opportunities. The ability to raise capital may depend upon market and economic circumstances. Accordingly no assurance can be given that possible capital transactions will be available or will be available on terms that are favorable to the Company. In the case of equity financings, dilution to the Company’s shareholders could result while debt financing could also negatively affect future earnings due to interest charges.

          Off-Balance Sheet Arrangements

          A summary of the Bank’s off-balance sheet commitments at June 30, 2008 and December 31, 2007 is included in the following table (dollars in thousands):

	June 30, 2008	December 31, 2007

Commitments to extend credit	$609,824	$669,336
Commitments under credit card lines of credit	29,986	30,490
Standby letters of credit	16,975	27,602

Total off-balance sheet financial instruments	$656,785	$727,428

          Liquidity and Sources of Funds

          Bancorp is a holding company and its primary sources of liquidity are the dividends received from the Bank. Banking regulations may limit the amount of the dividend that the Bank may pay to the Bancorp. In addition, Bancorp receives cash from the exercise of incentive stock options and the issuance of trust preferred securities. As of June 30, 2008, Bancorp did not have any borrowing arrangements of its own. If the Company desires to raise funds in the future management may consider engaging in further offerings of trust preferred securities, debentures or other borrowings as well as issuance of capital stock.

          The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. Management views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. Over the past several quarters customer relationship deposits have declined in tandem with the slowing economy. Accordingly the Bank has increased its overall use of wholesale funding sources and anticipates that such will be the case until the economy rebounds.

          A further source of funds and liquidity is the Bank’s capability to borrow from reliable counterparties. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs. Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Policy requires the analysis and testing of such sources to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. At June 30, 2008, such deposits totaled approximately $39.1 million compared to $24.7 million at December 31, 2007.

          The Bank’s primary counterparty for borrowing purposes is the FHLB. At June 30, 2008, the FHLB had extended the Bank a secured line of credit of $841.3 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2008, the Bank had qualifying collateral pledged for FHLB borrowings totaling $334.4 million. The Bank also had $102.0 million in borrowing availability from the FRB that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $105.0 million for the purchase of funds on a short-term basis from several commercial bank counterparties. Borrowing capacity may fluctuate based upon collateral and other factors. At June 30, 2008, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $576.2 million given sufficient collateral.

          Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At June 30, 2008, the Bank had approximately $656.8 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

Changes in Internal Controls

          During the second quarter of 2008, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

          Please see “Item 1A. Risk Factors” of our 2007 Annual Report on Form 10-K for discussion of risks that may affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the quarter ended June 30, 2008, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future. As of June 30, 2008, the Company could repurchase up to an additional 1,423,526 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32	Certification Pursuant to Section 906

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date August 5, 2008	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date August 5, 2008	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer