Form 10-Q
period 2008-09-30
CASCADE BANCORP
filed 2008-10-29
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 28,088,110 shares of no par value Common Stock as of October 27, 2008.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2008

PART I

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Dollars in thousands)
(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents:
Cash and due from banks	$50,352	$62,470
Interest bearing deposits with Federal Home Loan Bank	64	3
Federal funds sold	3,202	668

Total cash and cash equivalents	53,618	63,141
Investment securities available-for-sale	82,436	83,835
Investment securities held-to-maturity	2,211	3,180
Federal Home Loan Bank stock	13,366	6,991
Loans, net	2,005,974	2,007,603
Premises and equipment, net	36,382	38,062
Goodwill	105,047	105,047
Core deposit intangibles	8,316	9,502
Bank-owned life insurance	34,067	33,304
Other real estate owned	37,196	9,765
Accrued interest and other assets	31,922	34,062

Total assets	$2,410,535	$2,394,492

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$446,470	$435,503
Interest bearing demand	747,865	936,848
Savings	38,459	37,720
Time	525,090	257,067

Total deposits	1,757,884	1,667,138
Junior subordinated debentures	68,558	68,558
Federal funds purchased	—	14,802
Other borrowings	279,029	327,867
Customer repurchase agreements	11,925	18,614
Accrued interest and other liabilities	16,433	22,227

Total liabilities	2,133,829	2,119,206

Stockholders’ equity:
Common stock, no par value; 35,000,000 shares authorized; 28,087,198 issued and outstanding (28,034,172 in 2007)	158,158	157,153
Retained earnings	118,518	117,600
Accumulated other comprehensive income	30	533

Total stockholders’ equity	276,706	275,286

Total liabilities and stockholders’ equity	$2,410,535	$2,394,492

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Nine Months and Three Months ended September 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended September 30,		Three months ended September 30,

	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$103,015	$124,115	$32,938	$42,547
Taxable interest on investments	3,212	3,945	1,093	1,290
Nontaxable interest on investments	154	222	40	66
Interest on federal funds sold	17	149	6	41
Interest on interest bearing balances from FHLB	3	193	—	1
Dividends on Federal Home Loan Bank stock	111	28	45	11

Total interest income	106,512	128,652	34,111	43,956

Interest expense:
Deposits:
Interest bearing demand	13,050	22,602	3,396	8,388
Savings	110	157	36	49
Time	8,628	12,340	3,045	4,369
FFP & Other borrowings	11,453	11,739	3,669	3,426

Total interest expense	33,241	46,838	10,146	16,232

Net interest income	73,271	81,814	23,965	27,724
Loan loss provision	32,124	3,800	15,024	1,750

Net interest income after loan loss provision	41,147	78,014	8,941	25,974

Noninterest income:
Service charges on deposit accounts	7,490	7,295	2,552	2,597
Mortgage loan origination and processing fees	1,138	1,363	279	423
Gains on sales of mortgage loans, net	483	681	53	183
Gains on sales of investment securities available-for-sale	436	260	436	260
Gains on sales of other real estate owned	35	—	62	—
Card issuer and merchant services fees, net	2,879	2,988	982	1,038
Earnings on bank-owned life insurance	763	983	211	140
Other income	2,816	2,448	955	557

Total noninterest income	16,040	16,018	5,530	5,198

Noninterest expense:
Salaries and employee benefits	27,211	27,261	8,959	8,925
Occupancy & Equipment	5,233	4,952	1,695	1,725
Communications	1,592	1,512	545	491
Advertising	1,006	960	333	330
Legal	826	415	169	206
OREO expenses	2,452	29	494	—
Other expenses	9,627	11,540	1,614	3,642

Total noninterest expense	47,947	46,669	13,809	15,319

Income before income taxes	9,240	47,363	662	15,853
Provision for income taxes	2,445	17,643	88	5,835

Net income	$6,795	$29,720	$574	$10,018

Basic net income per common share	$0.24	$1.05	$0.02	$0.35

Diluted net income per common share	$0.24	$1.04	$0.02	$0.35

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Comprehensive income	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2006		$162,199	$98,112	$765	$261,076
Comprehensive income:
Net income	$29,720	—	29,720	—	29,720
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(378)	—	—	(378)	(378)

Comprehensive income	$29,342

Cash dividends paid		—	(7,682)	—	(7,682)
Stock repurchased		(1,208)	—	—	(1,208)
Stock-based compensation expense		1,258	—	—	1,258
Stock options exercised (121,210 shares)		1,787	—	—	1,787
Tax benefit from non-qualified stock options exercised		164	—	—	164

Balance at September 30, 2007		$164,200	$120,150	$387	$284,737

Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$6,795	—	6,795	—	6,795
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(503)	—	—	(503)	(503)

Comprehensive income	$6,292

Cash dividends paid		—	(5,877)	—	(5,877)
Stock options exercised (10,593 shares)		63	—	—	63
Stock-based compensation expense		1,176	—	—	1,176
Cancellation of shares for tax withholding		(234)	—	—	(234)

Balance at September 30, 2008		$158,158	$118,518	$30	$276,706

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,

	2008	2007

Net cash provided by operating activities	$10,426	$26,952

Investing activities:
Proceeds from sales of investment securities available-for-sale	10,895	526
Proceeds from sales of equity securities available-for-sale	310	—
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	19,092	21,456
Proceeds from maturities and calls of investment securities held-to-maturity	965	505
Purchases of investment securities available-for-sale	(29,502)	(14,850)
Purchases of Federal Home Loan Bank stock	(6,375)	—
Net increase in loans	(30,012)	(154,839)
Purchases of premises and equipment	(2,554)	(4,936)
Proceeds from sales of premises and equipment	2,629	5,093

Net cash used in investing activities	(34,552)	(147,045)

Financing activities:
Net increase in deposits	90,746	130,685
Cash dividends paid	(5,877)	(7,682)
Stock repurchased	—	(1,208)
Stock options exercised	63	1,787
Tax benefit from non-qualified stock options exercised	—	164
Net decrease in federal funds purchased	(14,802)	(142)
Net increase (decrease) in other borrowings	(55,527)	2,072

Net cash provided by financing activities	14,603	125,676

Net increase (decrease) in cash and cash equivalents	(9,523)	5,583
Cash and cash equivalents at beginning of period	63,141	55,659

Cash and cash equivalents at end of period	$53,618	$61,242

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

          At September 30, 2008, the Company performed its annual goodwill impairment test and concluded that no impairment existed at that time. Management continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.

          Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

2.	Investment Securities

          Investment securities at September 30, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

9/30/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$68,963	$396	$833	$68,526
U.S. Government and agency securities	11,503	443	—	11,946
Obligations of state and political subdivisions	1,504	40	1	1,543
Mutual fund	419	2	—	421

	$82,389	$881	$834	$82,436

Held-to-maturity
Obligations of state and political subdivisions	$2,211	$51	$—	$2,262

12/31/2007
Available-for-sale
U.S. Agency mortgage-backed securities	$64,874	$452	$124	$65,202
U.S. Government and agency securities	13,677	358	—	14,035
Obligations of state and political subdivisions	3,710	30	3	3,737
Equity securities	310	139	—	449
Mutual fund	405	7	—	412

	$82,976	$986	$127	$83,835

Held-to-maturity
Obligations of state and political subdivisions	$3,180	$24	$11	$3,193

          The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less than 12 months		12 months or more		Total

	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

U.S. Agency mortgage-backed securities (MBS)	$41,920	$831	$147	$2	$42,067	$833
Obligations of state and political subdivisions	298	1	—	—	298	1

	$42,218	$832	$147	$2	$42,365	$834

          The unrealized losses on agency guaranteed MBS investments are primarily due to widening of interest rate spreads due to turbulent credit market conditions that existed at September 30, 2008 as compared to yields/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market turbulence abates, and/or as securities approach their maturity dates. Because the portfolio is conventional agency MBS which carry US government guarantees as to principal and interest, management does not believe any of the securities are impaired due to issues of credit quality nor that any of the above gross unrealized losses on investment securities are other-than-temporary. Accordingly no impairment adjustments have been recorded.

3.	Loans and Reserve for Credit Losses

          The composition of the loan portfolio at September 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

Loan portfolio	September 30, 2008	% of gross loans	December 31, 2007	% of gross loans

Commercial	$608,714	30%	$606,408	30%
Real Estate:
Construction/lot/land development	595,831	29%	686,829	34%
Mortgage	94,380	4%	88,509	4%
Commercial	694,458	34%	612,694	30%
Consumer	56,312	3%	47,038	2%

Total loans	2,049,695	100%	2,041,478	100%

Less reserve for loan losses	43,721		33,875

Total loans, net	$2,005,974		$2,007,603

          Mortgage real estate loans include mortgage loans held for sale of approximately $2.0 million at September 30, 2008 and approximately $4.3 million at December 31, 2007. In addition, the above loans are net of deferred loan fees of approximately $4.8 million at September 30, 2008 and $5.7 million at December 31, 2007.

          Because of the real estate downturn, credit quality stress is currently concentrated in Cascade’s residential construction and lot loan categories. The table below presents the geographic distribution of the construction/lot loan category at September 30, 2008 and December 31, 2007. Certain balances at December 31, 2007, have been reclassified to conform to the September 30, 2008 presentation (dollars in thousands):

	9/30/2008	% of category	% of Constr / lot portfolio	% of gross loans	12/31/2007

Residential Land Development:
Raw Land	$96,354	35%	15%	5%	$107,160
Land Development	159,842	58%	25%	8%	183,809
Speculative Lots	19,618	7%	3%	1%	20,916

	$275,814	100%	42%	13%	$311,885

Geographic distribution by region:
Central Oregon	$96,609	35%	15%	5%	$107,150
Northwest Oregon	4,706	2%	1%	0%	5,328
Southwest Oregon	24,786	9%	4%	1%	32,541

Total Oregon	126,101	46%	19%	6%	145,019
Idaho	149,713	54%	23%	7%	166,866

Grand total	$275,814	100%	42%	13%	$311,885

Residential Construction:
Pre sold	$59,906	53%	9%	3%	$64,714
Lots	18,023	16%	3%	1%	20,575
Speculative Construction	35,036	31%	5%	2%	58,048

	$112,965	100%	17%	5%	$143,337

Geographic distribution by region:
Central Oregon	$48,011	43%	7%	2%	$52,785
Northwest Oregon	28,499	25%	4%	1%	31,652
Southwest Oregon	8,137	7%	1%	0%	14,252

Total Oregon	84,647	75%	13%	4%	98,689
Idaho	28,318	25%	4%	1%	44,648

Grand total	$112,965	100%	17%	5%	$143,337

Commercial Construction:
Pre sold	$30,102	15%	5%	1%	$61,298
Lots	14,218	7%	2%	1%	17,525
Speculative	134,243	64%	21%	6%	125,271
Speculative Lots	29,844	14%	5%	1%	30,815

	$208,407	100%	32%	10%	$234,909

Geographic distribution by region:
Central Oregon	$46,665	22%	7%	2%	$68,411
Northwest Oregon	81,479	39%	13%	4%	81,683
Southwest Oregon	33,521	16%	5%	2%	39,235

Total Oregon	161,665	77%	25%	8%	189,329
Idaho	46,742	23%	7%	2%	45,580

Grand total	$208,407	100%	32%	10%	$234,909

          Transactions in the reserve for loan losses and unfunded commitments for the nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Nine months ended September 30,

	2008	2007

Reserve for loan losses
Balance at beginning of period	$33,875	$23,585
Loan loss provision	32,124	3,800
Recoveries	1,122	1,012
Loans charged off	(23,400)	(3,605)

Balance at end of period	$43,721	$24,792

Reserve for unfunded commitments
Balance at beginning of period	$3,163	$3,213
Credit for unfunded commitments	(2,124)	(50)

Balance at end of period	$1,039	$3,163

Reserve for credit losses
Reserve for loan losses	$43,721	$24,792
Reserve for unfunded commitments	1,039	3,163

Total reserve for credit losses	$44,760	$27,955

          At September 30, 2008 the Bank had approximately $622.4 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007. During the third quarter of 2008, the Company reduced its estimated reserves for unfunded commitments (which are classified as other liabilities) by approximately $2.1 as a result of declining outstanding commitments and lower estimated funding rates. With this reduction, total estimated reserves for unfunded commitments totaled approximately $1.0 million and $3.2 million at September 30, 2008 and December 31, 2007, respectively.

4.	Non-Performing Assets

          Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007

Loans on non-accrual status	$88,017	$45,865
Loans past due 90 days or more but not on non-accrual status	51	51
Other real estate owned - non performing	21,004	9,765

Total non-performing assets	$109,072	$55,681

Operating commercial real estate OREO property	$16,192	$—
Other real estate owned - non performing	21,004	9,765

Total other real estate owned	$37,196	$9,765

Selected ratios:
NPLs to total gross loans	4.30%	2.25%
NPAs to total gross loans and OREO	5.23%	2.71%
NPAs to total assets	4.52%	2.33%

          The increase in NPAs is primarily due to the real estate downturn which has impacted the Company’s residential real estate development portfolio that is approximately 13% of total loans. See “Real Estate Concentration” section of MD&A for further information.

          The following table presents non-performing assets as of September 30, 2008 by region (dollars in thousands):

Region	September 30, 2008	% of total NPA’s	December 31, 2007	% of total NPA’s

Central Oregon	$33,495	31%	$5,793	10%
Northwest Oregon	1,518	1%	1,615	3%
Southern Oregon	27,024	25%	22,876	41%

Total Oregon	62,037	57%	30,284	54%
Idaho	47,035	43%	25,397	46%

Grand total	$109,072	100%	$55,681	100%

          The composition of loans on non-accrual status at September 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

	September 30, 2008	% of total	December 31, 2007	% of total

Commercial	$4,650	6%	$5,145	11%
Real Estate:
Construction/lot	70,748	80%	35,620	78%
Mortgage	305	0%	944	2%
Commercial	12,143	14%	4,135	9%
Consumer	171	0%	21	0%

Total non-accrual loans	$88,017	100%	$45,865	100%

          The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for the nine months ended September 30, 2008, was approximately $1.5 million and was insignificant for the comparable 2007 period.

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

          At September 30, 2008, impaired loans were approximately $88.0 million and related specific valuation allowances were $14.4 million. At December 31, 2007, impaired loans were approximately $45.9 million and related specific valuation allowances were $3.9 million. Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant.

5.	Mortgage Servicing Rights

          At September 30, 2008 and December 31, 2007, the Bank retained servicing rights to mortgage loans with principal balances of approximately $509.5 million and $494.0 million, respectively. Generally, loans sold servicing-retained are sold to Fannie Mae, a U.S. government sponsored enterprise. The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies. Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.

          Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value. The carrying value of MSRs was $3.7 million at September 30, 2008 and $3.8 million at December 31, 2007. The fair value of MSRs was approximately $5.5 million at September 30, 2008 and $5.3 million at December 31, 2007. Activity in MSRs for the nine months ended September 30, 2008 and 2007 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Nine months ended September 30,

	2008	2007

Balance at beginning of period	$3,756	$4,096
Additions	805	665
Amortization	(882)	(920)

Balance at end of period	$3,679	$3,841

6.	Junior Subordinated Debentures

          At September 30, 2008, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (“TPS”) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets. The weighted average interest rate of all TPS at September 30, 2008 was 4.85% compared to 6.58% at December 31, 2007 because the TPS are largely indexed to 3 month Libor which had declined since year end.

          In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying condensed consolidated balance sheets. Management believes that at September 30, 2008 and December 31, 2007, the TPS meet applicable regulatory guidelines to qualify as Tier I capital.

7.	Other Borrowings

          At September 30, 2008 the Bank had a total of $128.7 million in long-term borrowings from Federal Home Loan Bank (FHLB) with maturities from 2009 to 2025, bearing a weighted-average interest rate of 3.54%. In addition, at September 30, 2008, the Bank had short-term borrowings with FHLB and Federal Reserve Bank (FRB) of approximately $41.7 million and $108.6 million, respectively. At year-end 2007, the Bank had a total of $117.4 million in long-term borrowings from FHLB with maturities from 2008 to 2025. Approximately $77.3 million of this amount bears a fixed or adjustable weighted average rate of 3.94% while the remaining $40.0 million float with LIBOR. In addition, at December 31, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $175.8 million and $34.7 million, respectively. (See MD&A “Liquidity and Sources of Funds” for further discussion).

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

          The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2008 and 2007 can be reconciled as follows (dollars in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,

	2008	2007	2008	2007

Net income	$6,795	$29,720	$574	$10,018

Weighted-average shares outstanding - basic	27,929,878	28,314,981	27,949,491	28,340,313
Basic net income per common share	$0.24	$1.05	$0.02	$0.35

Incremental shares arising from stock-based compensation	140,951	370,038	131,633	334,552
Weighted-average shares outstanding - diluted	28,070,829	28,685,019	28,081,124	28,674,865
Diluted net income per common share	$0.24	$1.04	$0.02	$0.35

9.	Stock-Based Compensation

          The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders, that are administered by the Company’s Board of Directors (the Board), or the Compensation Committee of the Board (the Compensation Committee). In addition, on April 28, 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan). The 2008 Plan authorized the Board to issue up to an additional one million shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NSOs), restricted stock, restricted stock units, stock appreciation rights and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules). The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers, non-employee directors and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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

          The Company has historically granted the majority of its annual stock-based compensation awards during the first quarter of each year. During the nine months ended September 30, 2008 and 2007, the Company granted 397,630 and 139,962 stock options respectively. The fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was $2.35 and $9.16 per option, respectively.

          The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the nine and three months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Three months ended September 30,

	2008	2007	2008	2007

Dividend yield	4.0%	1.3%	0.5%	1.3%
Expected volatility	32.0%	29.9%	32.0%	29.9%
Risk-free interest rate	3.0%	4.8%	3.5%	4.8%
Expected option lives	7.2 years	6 years	7.2 years	6 years

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

          The following table presents the activity related to stock options under all plans for the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Options outstanding at December 31, 2007	751,088	$13.34	N/A	N/A
Granted	397,630	10.07	N/A	N/A
Exercised	(10,593)	5.74	N/A	N/A
Cancelled	(43,645)	15.76

Options outstanding at September 30, 2008	1,094,480	$12.13	4.47	$745

Options exercisable at September 30, 2008	518,353	$8.86	8.42	$764

          Stock-based compensation expense related to stock options for the nine months ended September 30, 2008 and 2007 was approximately $.5 million and $.6 million, respectively. As of September 30, 2008, there was approximately $1.4 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

          During the nine months ended September 30, 2008, the Company granted 17,970 shares of immediately vested restricted stock and 44,211 shares of nonvested restricted stock at a weighted average grant date fair value of $10.13 per share (approximately $630,000). In addition, the Company granted 2,971 shares of deferred restricted stock at a fair value of $8.75 (approximately $26,000). The nonvested restricted stock is scheduled to vest over periods of three to four years from the grant date. Restricted stock is reported as an increase to common stock in the accompanying condensed consolidated financial statements. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

          The following table presents the activity for nonvested and deferred restricted stock for the nine months ended September 30, 2008.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)

Nonvested as of December 31, 2007	114,939	$20.09	N/A
Granted	65,152	10.07	N/A
Vested	(45,486)	11.64	N/A

Nonvested as of September 30, 2008	134,605	$23.15	1.89

          Total expense recognized by the Company for nonvested restricted stock for both nine month periods ended September 30, 2008 and 2007 was approximately $.7 million. As of September 30, 2008, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.3 million.

10.	Stock Repurchase Plan

          On August 13, 2007, the Company announced that the Board authorized the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, capital levels, risk factors, general economic conditions, established and special trading blackout periods, and other investment opportunities. The Company has not repurchased shares since the fourth quarter of 2007 and does not presently contemplate additional activity due to the elevated risk and uncertainty arising from the economic downturn. The Company had repurchased a total of 400,700 shares at an average price of $19.57 at year-end 2007.

11.	Fair Value Measurements

          As discussed in Note 13, on January 1, 2008 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of Financial Accounting Standards Board (FASB) Statement No. 115”. The adoption of SFAS Nos. 157 and 159 had no effect on the Company’s condensed consolidated financial statements.

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

•

Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

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

          Investment securities. Where quoted prices are available in an active market, investment securities available-for-sale are classified within level 1 of the hierarchy. Level 1 includes investment securities available-for-sale that have quoted prices in an active market for identical assets. If quoted market prices for identical securities are not available then fair values are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows. The Company has categorized most of its investment securities available-for-sale as level 2 since agency MBS are mainly priced in this latter manner.

          Impaired loans. SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. The Company has categorized its impaired loans as level 2.

          Other real estate owned (OREO). The Company’s OREO is measured at fair value less cost to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale. Cost to sell OREO was based on standard market factors. The Company has categorized its OREO as level 2.

          The table below presents assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment securities available - for - sale	$—	$82,436	$—
Other real estate owned		37,196

Total recurring assets measured at fair value	$—	$119,632	$—

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

          Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans with specific valuation allowances under SFAS No. 114	$—	$88,017	$—

12.	Selected Quarterly Financial Data

          The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2008 and 2007. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2008

	Third Quarter	Second Quarter	First Quarter

Interest income	$34,111	$34,260	$38,141
Interest expense	10,146	10,014	13,081

Net interest income	23,965	24,246	25,060
Loan loss provision	15,024	12,600	4,500

Net interest income after loan loss provision	8,941	11,646	20,560
Noninterest income	5,530	5,008	5,502
Noninterest expense	13,809	16,763	17,375

Income (loss) before income taxes	662	(109)	8,687
Provision (credit) for income taxes	88	(290)	2,647

Net income	$574	$181	$6,040

Basic net income per common share	$0.02	$0.01	$0.22

Diluted net income per common share	$0.02	$0.01	$0.22

	2007

	Third Quarter	Second Quarter	First Quarter

Interest income	$43,956	$43,319	$41,377
Interest expense	16,232	15,775	14,831

Net interest income	27,724	27,544	26,546
Loan loss provision	1,750	1,000	1,050

Net interest income after loan loss provision	25,974	26,544	25,496
Noninterest income	5,198	5,272	5,546
Noninterest expense	15,319	15,548	15,800

Income before income taxes	15,853	16,268	15,242
Provision for income taxes	5,835	6,087	5,721

Net income	$10,018	$10,181	$9,521

Basic net income per common share	$0.35	$0.36	$0.34

Diluted net income per common share	$0.35	$0.36	$0.33

13.	Recently Issued Accounting Standards

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

          On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2008 and the operating results for the nine months and three months then ended, included elsewhere in this report.

Cautionary Information Concerning Forward-Looking Statements

          The following section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in this report as well as general business and economic conditions, including conditions in residential and commercial real estate markets; volatility and disruption in financial markets; changes in regulatory conditions or requirements or new legislation; including government intervention in the U.S. financial system; changes in interest rates including timing or relative degree of change and the interest rate policies of the FRB; competition in the industry, including our ability to attract deposits; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in credit quality and in estimates of future reserve requirements; changes in the level of nonperforming assets and charge-offs; and changes in accounting policies: In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

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

Recent Developments

          The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the United States Treasury Department (“UST”) to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions. On October 14, 2008, the UST announced it will offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the UST on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Although Cascade’s capital ratios remain well above the minimum levels required for well capitalized status, it is currently evaluating the TARP Capital Purchase Program. In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Management is currently evaluating possible participation in the Liquidity Guarantee Programs.

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

          Reserve for Credit Losses: The Company’s reserve for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses as well as consideration of the prevailing business environment. On an ongoing basis the Company seeks to refine its methodology such that the reserve is responsive to the effect that qualitative and environmental factors have upon the loan portfolio. However, external factors and changing economic conditions may impact the portfolio and the level of reserves in ways currently unforeseen. The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Reserve for Credit Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K.

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

          Goodwill and other intangibles: Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step is to estimate the fair value of the reporting unit assuming it is sold in an orderly transaction between knowledgeable market participants. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. At September 30, 2008, the Company performed its annual impairment test and concluded that no impairment existed at that time. Management continues to monitor the Company’s goodwill for potential impairment on an ongoing basis.

          Highlights and Summary of Performance - Third Quarter of 2008

•	Credit Quality: Reserve for credit losses increased to $44.8 million or a strong 2.18% of total loans.

•	Credit Quality: Non-performing assets (NPA’s) eased from immediately preceding (linked) quarter.

•	Capital Ratios: up to 11.47% with $53 million surplus above “well-capitalized.” (tax equivalent basis)

•	Earnings Per Share: at $0.02 with net income at $0.6 million.

•	Total Deposits: 1.9% below year ago; up 10.8% on a linked-quarter basis.

•	Total Loans: up 0.4% year-over-year and down slightly from the linked-quarter.

•	Net Interest Margin: 4.42% vs. 4.52% on a linked-quarter basis.

          Cascade reported third quarter 2008 diluted earnings per share (EPS-diluted) at $0.02 per share compared to $0.35 for the year-ago quarter and $0.01 for the linked-quarter. The Company reported continued

positive net income for the third quarter 2008 of $0.6 million versus $10.0 million a year-ago and up from $0.2 million for the linked-quarter. Year- to-date net income is $6.8 million or $0.24 per share.

          Management believes Cascade’s credit quality issues continue to be largely confined within the residential development portfolio, which represents approximately 13% of total loans. Accordingly, third quarter 2008 includes a $15.0 million (pre-tax) provision for credit losses and net loan charge-offs of $8.2 million (pre-tax) mainly related to the residential development portfolio. As a result of the heightened provision, the reserve for credit losses increased to nearly $45 million or a solid 2.18% of total loans, up from 1.94% and 1.37% for the linked-quarter and year-ago period, respectively. In addition to its strong reserves, the Company has $163.3 million in tangible capital and is designated a “well-capitalized” bank according to regulatory guidelines with estimated total risk-based capital at 11.47% as of September 30, 2008, exceeding the 10% benchmark by a tax-effected margin of approximately $53.3 million. Further, Cascade’s pre-tax, pre-provision earnings are in the top 15% of banks in the nation its size. With the heightened risk in national and global economic outlook no assurance can be given that increased credit quality stress will not occur in the Bank’s loan  portfolios.

          Loan portfolio and credit quality

          At September 30, 2008, Cascade’s loan portfolio was approximately $2.0 billion, essentially flat as compared to a year-ago and on a linked-quarter basis. Management believes that overall loan growth will likely remain muted until such time as the economic downturn runs its course. We continue to assist consumer and business relationship customers with their credit needs. Because of the nature of its markets, real estate has historically represented a significant portion of the Company’s overall loan portfolio and is frequently a material component of collateral for the Company’s loans.

          At September 30, 2008, loans delinquent >30 days were steady at 0.21% of total loans compared to 0.19% for the linked-quarter and 0.46% at year-end 2007. This compares favorably to peer banks whose average delinquency rates were 0.89% at June 30, 2008. The Company’s delinquency rates in commercial real estate (CRE) and commercial (C&I) portfolios were 0.03% and 0.08% respectively, indicating continued stable credit quality at this time.

          NPA’s (including non-performing loans and certain other real estate owned (OREO)) were modestly lower at $109.1 million, or 4.5% of total assets compared to $127.1 million or 5.2% of total assets for the linked-quarter. NPA’s are primarily related to the Company’s residential land acquisition and development loan portfolio. The decrease in NPA’s primarily resulted largely from reclassification of a previously reported non performing OREO to a performing status as discussed below.

          OREO was $37.2 million at September 30, 2008 compared to $33.9 million in the prior quarter. During the quarter the Company sold 10 OREO lots, while approximately $5.5 million in assets were added to OREO at estimated fair value, primarily in residential land development assets. Note that beginning with the third quarter approximately $16.2 million of OREO balance is not classified as non-performing because it was determined that the commercial building revenues being received on a particular OREO property exceeded the interest income previously received on the underlying loan. Apart from this adjustment, NPA’s were slightly lower as compared to the prior quarter.

          The Company carries NPA’s at the estimated net realizable fair value; however, because of the uncertain real estate market, no assurance can be given that the ultimate disposition of such assets will be at or above such value. The orderly resolution of non-performing loans as well as expedient disposition of OREO properties is a priority for management.

          Management believes the reserve for credit losses is at an appropriate level based on frequently updated evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions. With uncertainty as to the depth and duration of the current economic downturn forward assurances cannot be given that the reserve will be adequate in future periods or that the level of NPA’s will subside. Further provisioning and charge-offs may be required before values stabilize.

          Deposits

          Customer relationship deposits1 continued to ease during the third quarter reflecting the slowing economy. Such deposits totaled $1.4 billion at September 30, 2008, down 12.6% compared to a year-ago and down 3.1% on a linked-quarter basis. Total deposits were $1.8 billion at September 30, 2008, down 1.9% compared to a year-ago but up 10.8% on a linked-quarter basis primarily due to increased brokered time deposits. At September 30, 2008 such deposits totaled $211.6 million as compared to $24.7 million at December 31, 2007. Note that Cascade’s proportion of time deposits to total deposits continues to remain well below its peer banks because of its focus on relationship deposits.

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2008 and 2007

Income Statement

          Net Income

          Net income decreased $22.9 million (or 77.1%) for the nine months and decreased $9.4 million (or 94.3%) for the three months ended September 30, 2008 as compared to the same periods in 2007. These decreases were primarily due to an elevated level of loan loss provisioning for each period presented. Net interest income decreased $8.5 million for the nine months and decreased $3.8 million for the quarter ended September 30, 2008. Non-interest income and non-interest expenses were up slightly for the nine months ended September 30, 2008, meanwhile non-interest income increased 6.4% for the quarter primarily resulting from approximately $0.4 million in gains on sales of investment securities and $0.3 million in realized revenue on a performing OREO property as previously mentioned in this report.

          Non-interest expense increased slightly in the nine months ended September 30, 2008 compared to the year earlier period primarily due to expenses related to OREO. Non-interest expense decreased in the third quarter of 2008 primarily due to a $2.1 million reduction in the estimated reserve for unfunded commitments as a result of declining outstanding commitments and lower estimated funding rates.

          Net Interest Income / Net Interest Margin

          Yields on earning assets during the third quarter of 2008 were 6.28% compared to 6.38% in the linked-quarter and down from 8.29% in the year ago quarter. The year-over-year and linked-quarter decline in yields were mainly a result of declining market rates as well as the effect of interest forgone and reversed on non-performing loans. The average rate paid on interest bearing liabilities was relatively flat at 2.35% for the current quarter as compared to 2.37% for the linked-quarter and is below the 4.11% for the year ago quarter due to the declining market rates.

           Third quarter 2008 net interest margin (NIM) was 4.42% compared to 4.52% for the linked-quarter, and 5.24% for the year ago quarter. While the overall cost of funds remained unchanged at 1.90% from the prior quarter, the lower NIM was primarily due to interest reversed and foregone on non-performing loans and lower loan fees.

           Because one of Cascade’s strengths is its relatively high proportion of non-interest bearing deposits, lower market interest rates may modestly compress the Company’s NIM as yields decline against an already low cost of funds. Importantly, this effect should also reverse once the economy rebounds. See cautionary “Forward Looking Statements” below and in Cascade’s Form 10-K report [and Item 2A below] for further information on risk factors including interest rate risk.

[1] Customer relationship deposits include core deposit transaction accounts such as checking, money market and savings, while excluding all wholesale or brokered deposits and time deposits greater than $100,000.

          Components of Net Interest Margin

          The following table sets forth for the quarter’s ended September 30, 2008 and 2007 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended September 30, 2008			Quarter ended September 30, 2007

	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates

Assets
Taxable securities	$82,857	$1,096	5.25%	$93,995	$1,313	5.54%
Non-taxable securities (1)	4,291	40	3.70%	7,249	66	3.61%
Interest bearing balances due from FHLB	—	—	0.00%	93	1	4.27%
Federal funds sold	1,457	6	1.63%	3,423	41	4.75%
Federal Home Loan Bank stock	13,351	45	1.34%	6,991	11	0.62%
Loans (1)(2)(3)(4)	2,060,256	33,042	6.36%	1,997,010	42,631	8.47%

Total earning assets/interest income	2,162,212	34,229	6.28%	2,108,761	44,063	8.29%
Reserve for loan losses	(39,073)			(24,665)
Cash and due from banks	50,938			51,306
Premises and equipment, net	36,492			38,141
Bank-owned life insurance	33,946			32,711
Accrued interest and other assets	177,872			148,002

Total assets	$2,422,387			$2,354,256

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$803,886	3,396	1.68%	$918,875	8,389	3.62%
Savings deposits	37,561	36	0.38%	40,406	49	0.48%
Time deposits	401,770	3,045	3.01%	366,111	4,368	4.73%
Other borrowings and F&M Holdback	471,979	3,669	3.08%	242,082	3,426	5.61%

Total interest bearing liabilities/interest expense	1,715,196	10,146	2.35%	1,567,474	16,232	4.11%
Demand deposits	407,420			476,707
Other liabilities	16,628			31,080

Total liabilities	2,139,244			2,075,261
Stockholders’ equity	283,143			278,995

Total liabilities and stockholders’ equity	$2,422,387			$2,354,256

Net interest income		$24,083			$27,831

Net interest spread			3.93%			4.18%

Net interest income to earning assets			4.42%			5.24%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans was approximately $93.5 million for 2008 and $14.6 million for 2007.

(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $1.1 million in 2008 and $1.5 million in 2007.

(4)	Includes mortgage loans held for sale.

          Analysis of Changes in Interest Income and Expense

          The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the nine months and quarter ended September 30, 2008, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended September 30, 2008 vs. 2007

	Total	Volume	Rate

Interest income:
Interest and fees on loans	$(9,589)	$1,350	$(10,939)
Investments and other	(245)	(197)	(48)

Total interest income	(9,834)	1,153	(10,987)
Interest expense:
Interest bearing demand	(4,993)	(1,050)	(3,943)
Savings	(13)	(3)	(10)
Time deposits	(1,323)	425	(1,748)
Other borrowings	243	3,254	(3,011)

Total interest expense	(6,086)	2,626	(8,712)

Net interest income	$(3,748)	$(1,473)	$(2,275)

          Loan Loss Provision

          The loan loss provision was $32.1 million for the nine months and $15.0 million for the three months ended September 30, 2008 due to elevated credit risk in the loan portfolio. At September 30, 2008, the reserve for credit losses (reserve for loan losses and loan commitments) was 2.18% of outstanding loans, as compared to 1.37% for the year ago period. At this date, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions. For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” above. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

          Non-Interest Income

          Non-interest income increased 0.1% for the nine months and increased 6.4% for the quarter ended September 30, 2008 compared to the year ago periods. The increase for the quarter was primarily due to $0.4 million in gain on the sales of investment securities. Service charges remained relatively flat in both periods presented however other income was up in 2008 as a result of approximately $0.3 million in realized revenue primarily on the performing OREO property. See “Highlights – Loan Growth and Credit Quality” above for further discussion. Non-Interest Income for the third quarter of 2008 was $5.5 million, up compared to the year-ago quarter and up modestly from the linked-quarter.

          As a result of tightening credit conditions in national markets and related home-buyer caution, residential mortgage originations were down 41.3% to $21.3 million for the current quarter ended September 30, 2008 compared to $36.3 million in the linked-quarter and down 45.1% from the year-ago period totaled. Logically, net mortgage related revenue was down in the third quarter of 2008, compared to the linked-quarter and year-ago periods. Note that the Company has focused on originating conventional mortgage products throughout its history while purposefully avoiding sub-prime / option-ARM type products. As a result, the delinquency rate within Cascade’s $510 million portfolio of serviced residential mortgage loans is only 0.55%, notably below the national mortgage delinquency rate of 6.41% at September 30, 2008. The fair value of servicing portfolio is estimated to exceed book value by amounts ranging from $1.2 million to $2.3 million.

          Non-Interest Expense

          Non-interest expense for the nine months was up 2.7% year-over-year but down 9.9% on a linked quarter basis. The 2008 increase was mainly due to higher OREO and related legal costs. The decrease in the current quarter was primarily due to a $2.1 million reduction in the estimated reserve for unfunded commitments as a result of declining outstanding commitments and lower estimated funding rates. Excluding this factor, normalized non interest expense levels for the three months ended September 30, 2008, were down 5.1% compared to the prior quarter and up 3.9% from the year-ago period. When compared to the year-ago quarter, adjusted expenses were higher due to OREO and related costs which totaled approximately $0.5 million. Management anticipates that aside from possible volatility of OREO related costs, normalized non interest expense levels should be flat to down slightly during the next quarter. However, note that the FDIC has recently announced an increase in insurance assessments which may affect non interest expense in the future. Management is presently analyzing the FDIC announcement and its impact on the Company.

          Income Taxes

          Income tax expense decreased 86.1% for the nine months and decreased 98.5% for the three months ended September 30, 2008 compared to the year ago periods, primarily as a result of lower pre-tax income.

Financial Condition

          Balance Sheet Overview

          At September 30, 2008 total assets slightly increased 0.7% to $2.4 billion compared to $2.3 billion at December 31, 2007. During the quarter, the Company accessed the brokered time deposit market to augment aggregate deposits. This increase was partially offset by a decrease in interest bearing demand accounts, federal funds purchased and other borrowings during the period.

          The Company had no material off balance sheet derivative financial instruments as of September 30, 2008 and December 31, 2007.

          Capital Resources

          The Company’s total stockholders’ equity at September 30, 2008 was $276.7 million, an increase of $1.4 million from December 31, 2007. The increase primarily resulted from net income for the nine months ended September 30, 2008 of $6.8 million, less cash dividends paid to shareholders of $5.9 million during the same period.

          The Company and Bank continue to exceed the regulatory benchmarks for ‘well capitalized’ institutions. At September 30, 2008, the Company’s Tier 1 and total risked-based capital ratios were 10.22% and 11.47%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

          From time to time the Company may determine that it is appropriate to seek additional capital to maintain an appropriate level of capital, improve its financial condition, or to take advantage of possible future opportunities. The ability to raise capital may depend upon market and economic circumstances. Accordingly no assurance can be given that possible capital transactions will be available or will be available on terms that are favorable to the Company. In the case of equity financings, dilution to the Company’s shareholders could result while debt financing could also negatively affect future earnings due to interest charges.

          Cascade is currently evaluating the federal government’s Troubled Asset Relief Program created pursuant to the recently enacted Emergency Economic Stabilization Act, which includes legislation concerning access to capital, problem asset resolution and other items.

          Off-Balance Sheet Arrangements

          A summary of the Bank’s off-balance sheet commitments at September 30, 2008 and December 31, 2007 is included in the following table (dollars in thousands):

	September 30, 2008	December 31, 2007

Commitments to extend credit	$572,055	$669,336
Commitments under credit card lines of credit	30,030	30,490
Standby letters of credit	20,364	27,602

Total off-balance sheet financial instruments	$622,449	$727,428

          Liquidity and Sources of Funds

          Bancorp is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the bank. Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to the Bancorp. In addition, Bancorp receives cash from the exercise of incentive stock options and the issuance of trust preferred securities. If the Company desires to raise funds in the future management may consider engaging in further offerings of trust preferred securities, debentures or other borrowings as well as issuance of capital stock.

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

          Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs. Policy requires the analysis and testing of such sources to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, the Bank recently increased its use of brokered deposits. At September 30, 2008, such deposits totaled approximately $211.6.1 million compared to $24.7 million at December 31, 2007.

          The Bank’s primary counterparty for borrowing purposes is the FHLB. At September 30, 2008, the FHLB had extended the Bank a secured line of credit of $854.5 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2008, the Bank had qualifying collateral pledged for FHLB borrowings totaling $352.3 million. The Bank also had $147.2 million in borrowing availability from the FRB that requires specific qualifying collateral. In addition, the Bank maintained unsecured lines of credit totaling $35.1 million for the purchase of funds on a short-term basis from several commercial bank counterparties. Borrowing capacity may fluctuate based upon collateral and other factors. At September 30, 2008, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $761.3 million given sufficient collateral.

          Recently the U.S. Treasury announced a program under which the FDIC would temporarily provide a guarantee of the senior debt of all FDIC-insured institutions and their holding companies. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Management is assessing the possible effect of these programs on liquidity.

          Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At September 30, 2008, the Bank had approximately $578.7 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

          Refer to the disclosures of market risks included in Item 7A Quantitative and Qualitative Disclosures about Market Risks in the Company’s 2007 Form 10-K.

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

Changes in Internal Controls

          During the third quarter of 2008, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company is from time to time a party to various legal actions arising in the normal course of business. Management does not expect the ultimate disposition of these matters to have a material adverse effect on the business or financial position of the Company.

ITEM 1A. RISK FACTORS

          In addition to the risk factor detailed below, please see “Item 1A. Risk Factors” of our 2007 Annual Report on Form 10-K for discussion of risks that may affect our business.

          The Company May Be Adversely Affected by Current Economic and Market Conditions

          The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and the Company in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate Cascade’s exposure to credit risk. Treasury and FDIC programs have been initiated to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to Cascade’s participation or access to such programs and their subsequent impact on the Company also remain uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the quarter ended September 30, 2008, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future. As of September 30, 2008, the Company could repurchase up to an additional 1,423,526 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32	Certification Pursuant to Section 906

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP

(Registrant)

Date	10/28/2008	By	/s/ Patricia L. Moss

Patricia L. Moss, President & CEO

Date	10/28/2008	By	/s/ Gregory D. Newton

Gregory D. Newton, EVP/Chief Financial Officer