Form 10-Q/A
period 2008-06-30
CASCADE BANCORP
filed 2009-01-02
CIK 865911

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,075,524 shares of no par value Common Stock as of July 31, 2008.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2008

INDEX

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	June 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Operations:
	Six months and three months ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity:
	Six months ended June 30, 2008 and 2007	6

	Condensed Consolidated Statements of Cash Flows:
	Six months ended June 30, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II: OTHER INFORMATION

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

SIGNATURES		29

EXPLANATORY NOTE

Cascade Bancorp (the “Company”) is filing this amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2008, originally filed with the U.S. Securities and Exchange Commission, (SEC) on August 6, 2008.  The Company hereby amends Item 1 Financial Statements and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of  Operations to reflect a restatement of the interim period financial statements in connection with an increase in the balance for the reserve for loan osses, and a corresponding increase in loan loss provision that were deemed to have existed as of June 30, 2008 in the amount of approximately $5.8 million (pretax).

The restatement relates to managements’ discovery of a miscalculation within its loan data extract software program specifically with respect to the treatment of classified loans that have been partially participated to other financial institutions.  This Amended Report includes currently-dated certifications as to the efficacy of the Company’s system of internal controls by its Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Correction of the miscalculation resulted in an understated balance with respect to the estimated reserve for loan losses as of June 30, 2008 and September 30, 2008.  Accordingly the Company’s Form 10-Q’s for both June 30, 2008 and September 30, 2008 have been amended.  See Footnote’s 3, 4, 8 and 14 of the restated financial statements for the specific line items restated.

The additional provision of $5.8 million resulted in a decrease in net income of $3.6 million for both the three months and six months ended June 30, 2008.  The Company’s second quarter 2008 earnings on an after-tax basis declined from $0.2 million in earnings to a net loss of $3.4 million.  The Company’s earnings for the six months ended June 30, 2008 declined from $6.2 million in earnings to $2.6 million in earnings. After these adjustments, the Company continued to exceed all regulatory benchmarks to be designated “well-capitalized”.

The Company has not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement in this Amended Report.  Accordingly, this Amended Report does not reflect events occurring after the Original Filing nor does it modify or update those disclosures affected by subsequent events.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

For the convenience of the reader, this Amended Report sets forth the Original Filing in its entirety, although the Company is only restating the portions affected by corrected financial information.

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Dollars in thousands)
(unaudited)

	June 30,	December 31,
	2008	2007
	(Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$63,903	$62,470
Interest bearing deposits with Federal Home Loan Bank	39	3
Federal funds sold	-	668
Total cash and cash equivalents	63,942	63,141
Investment securities available-for-sale	88,279	83,835
Investment securities held-to-maturity	2,212	3,180
Federal Home Loan Bank stock	12,087	6,991
Loans, net	2,023,454	2,007,603
Premises and equipment, net	36,312	38,062
Goodwill	105,047	105,047
Core deposit intangibles	8,711	9,502
Bank-owned life insurance	33,857	33,304
Other real estate owned	33,943	9,765
Accrued interest and other assets	30,280	34,062
Total assets	$2,438,124	$2,394,492

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$417,076	$435,503
Interest bearing demand	832,840	936,848
Savings	37,204	37,720
Time	299,546	257,067
Total deposits	1,586,666	1,667,138
Junior subordinated debentures	68,558	68,558
Federal funds purchased	87,481	14,802
Other borrowings	395,986	327,867
Customer repurchase agreements	11,864	18,614
Accrued interest and other liabilities	15,110	22,227
Total liabilities	2,165,665	2,119,206

Stockholders' equity:
Common stock, no par value; 35,000,000 shares authorized; 28,075,524 issued and outstanding (28,034,172 in 2007)	157,706	157,153
Retained earnings	114,650	117,600
Accumulated other comprehensive income	103	533
Total stockholders' equity	272,459	275,286
Total liabilities and stockholders' equity	$2,438,124	$2,394,492

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Six Months and Three Months ended June 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Interest income:
Interest and fees on loans	$70,077	$81,568	$33,080	$41,731
Taxable interest on investments	2,120	2,656	1,068	1,340
Nontaxable interest on investments	114	156	53	76
Interest on federal funds sold	23	107	10	51
Interest on interest bearing balances from FHLB	2	192	1	111
Dividends on Federal Home Loan Bank stock	65	17	49	10
Total interest income	72,401	84,696	34,260	43,319

Interest expense:
Deposits:
Interest bearing demand	9,654	14,213	3,934	7,338
Savings	74	108	35	51
Time	5,583	7,972	2,469	4,374
FFP & Other borrowings	7,784	8,313	3,576	4,012
Total interest expense	23,095	30,606	10,014	15,775

Net interest income	49,306	54,090	24,246	27,544
Loan loss provision	22,864	2,050	18,364	1,000
Net interest income after loan loss provision	26,442	52,040	5,882	26,544

Noninterest income:
Service charges on deposit accounts	4,939	4,698	2,537	2,491
Mortgage loan origination and processing fees	859	939	406	504
Gains on sales of mortgage loans, net	430	498	194	257
Net mortgage loan servicing fees	20	9	0	-
Losses on sales of other real estate owned	(26)	(9)	(8)	-
Card issuer and merchant services fees, net	1,897	1,950	1,005	1,063
Earnings on bank-owned life insurance	553	843	287	385
Other income	1,838	1,891	588	572
Total noninterest income	10,510	10,819	5,008	5,272

Noninterest expense:
Salaries and employee benefits	18,252	18,336	9,093	9,122
Occupancy & Equipment	3,538	3,227	1,713	1,652
Communications	1,047	1,020	491	472
Advertising	673	630	348	313
Legal	657	208	307	128
OREO expenses	1,958	137	1,186	113
Other expenses	8,013	7,792	3,626	3,748
Total noninterest expense	34,138	31,350	16,763	15,548

Income (loss) before income taxes	2,814	31,509	(5,873)	16,268
Provision (credit) for income taxes	167	11,807	(2,480)	6,087
Net income (loss)	$2,647	$19,702	$(3,393)	$10,181

Basic net income (loss) per common share	$0.09	$0.70	$(0.12)	$0.36
Diluted net income (loss) per common share	$0.09	$0.69	$(0.12)	$0.36

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2008 (Restated) and 2007
(Dollars in thousands)
(unaudited)

				Accumulated
				other	Total
	Comprehensive	Common	Retained	comprehensive	stockholders'
	income	stock	earnings	income (loss)	equity
Balance at December 31, 2006		$162,199	$98,112	$765	$261,076
Comprehensive income:
Net income	$19,702	-	19,702	-	19,702
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(605)	-	-	(605)	(605)
Comprehensive income	$19,097

Cash dividends paid		-	(5,119)	-	(5,119)
Stock-based compensation expense		841	-	-	841
Stock options exercised (116,155)		859	-	-	859
Tax benefit from non-qualified stock options exercised		147	-	-	147
Balance at June 30, 2007		$164,046	$112,695	$160	$276,901

Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$2,647	-	2,647	-	2,647
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(430)	-	-	(430)	(430)
Comprehensive income	$2,217

Cash dividends paid		-	(5,597)	-	(5,597)
Stock options exercised		19	-	-	19
Stock-based compensation expense		769	-	-	769
Cancellation of shares for tax withholding		(235)	-	-	(235)
Balance at June 30, 2008		$157,706	$114,650	$103	$272,459

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007

Net cash provided (used) by operating activities	$(511)	$16,465

Investing activities:
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	14,936	15,325
Proceeds from maturities and calls of investment securities held-to-maturity	-	505
Purchases of investment securities available-for-sale	(18,959)	(14,847)
Purchase of Federal Home Loan Bank stock	(5,096)	-
Net increase in loans	(38,285)	(71,370)
Purchases of premises and equipment	(1,858)	(2,282)
Proceeds from sales of premises and equipment	2,593	5,059
Net cash used in investing activities	(46,669)	(67,610)

Financing activities:
Net increase (decrease) in deposits	(80,472)	124,033
Cash dividends paid	(5,597)	(5,118)
Stock options exercised	2	858
Tax benefit from non-qualified stock options exercised	-	147
Net increase (decrease) in federal funds purchased	72,679	(10,272)
Net increase (decrease) in other borrowings	61,369	(54,819)
Net cash provided by financing activities	47,981	54,829
Net increase in cash and cash equivalents	801	3,684
Cash and cash equivalents at beginning of period	63,141	55,659
Cash and cash equivalents at end of period	$63,942	$59,343

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

Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

2.	Investment Securities

Investment securities at June 30, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
6/30/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$73,211	$533	$639	$73,105
U.S. Government and agency securities	8,240	251	-	8,491
Obligations of state and political subdivisions	2,616	37	-	2,653
U.S. Agency asset-backed securities	3,322	36	-	3,358
Equity securities	310	-	53	257
Mutual fund	414	1	-	415
	$88,113	$858	$692	$88,279
Held-to-maturity
Obligations of state and political subdivisions	$2,212	$36	$-	$2,248

12/31/2007
Available-for-sale
U.S. Agency mortgage-backed securities	$64,874	$452	$124	$65,202
U.S. Government and agency securities	10,187	310	-	10,497
Obligations of state and political subdivisions	3,710	30	3	3,737
U.S. Agency asset-backed securities	3,490	48	-	3,538
Equity securities	310	139	-	449
Mutual fund	405	7	-	412
	$82,976	$986	$127	$83,835
Held-to-maturity
Obligations of state and political subdivisions	$3,180	$24	$11	$3,193

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Agency mortgage-backed securities	$21,321	$637	$155	$2	$21,476	$639
Equity securities	310	53	-	-	310	53
	$21,631	$690	$155	$2	$21,786	$692

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

3.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at June 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

Loan portfolio	June 30, 2008	% of gross loans	December 31, 2007	% of gross loans
	(Restated)
Commercial	$616,121	30%	$606,408	30%
Real Estate:
Construction/lot	649,846	31%	686,829	34%
Mortgage	89,540	4%	88,509	4%
Commercial	660,202	32%	612,694	30%
Consumer	50,382	2%	47,038	2%
Total loans	2,066,091	100%	2,041,478	100%
Less reserve for loan losses	42,637		33,875
Total loans, net	$2,023,454		$2,007,603

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

Transactions in the reserve for loan losses and unfunded commitments for the six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Six months ended
	June 30,
	2008	2007
	(Restated)
Reserve for loan losses
Balance at beginning of period	$33,875	$23,585
Loan loss provision	22,864	2,050
Recoveries	705	724
Loans charged off	(14,807)	(1,762)
Balance at end of period	$42,637	$24,597

Reserve for unfunded commitments
Balance at beginning of period	$3,163	$3,213
Provision for unfunded commitments	-	200
Balance at end of period	$3,163	$3,413

Reserve for credit losses
Reserve for loan losses	$42,637	$24,597
Reserve for unfunded commitments	3,163	3,413
Total reserve for credit losses	$45,800	$28,010

4.           Non-Performing Assets

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
	(Restated)
Loans on non-accrual status	$93,111	$45,865
Loans past due 90 days or more but not on non-accrual status	51	51
Other real estate owned	33,943	9,765
Total non-performing assets	$127,105	$55,681

Percentage of non-performing assets to total assets	5.21%	2.33%

The increase in NPAs is primarily due to the real estate downturn which has impacted the Company’s residential real estate development portfolio that is approximately 14% of total loans.  See “Real Estate Concentration” section of MD&A for further information.  The following table presents non-performing assets as of June 30, 2008 by region (dollars in thousands):

Region	June 30, 2008	% of total NPA's	December 31, 2007	% of total NPA's
Central Oregon	$27,603	22%	$5,793	10%
Northwest Oregon	17,513	14%	1,615	3%
Southern Oregon	26,190	21%	22,876	41%
Total Oregon	71,306	56%	30,284	54%
Idaho	55,799	44%	25,397	46%
Grand total	$127,105	100%	$55,681	100%

The composition of loans on non-accrual status at June 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

	June 30, 2008	% of total	December 31, 2007	% of total
Commercial	$4,034	4%	$5,145	11%
Real Estate:
Construction/lot	76,987	83%	35,620	78%
Mortgage	311	0%	944	2%
Commercial	11,557	12%	4,135	9%
Consumer	222	0%	21	0%
Total non-accrual loans	$93,111	100%	$45,865	100%

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

8.           Basic and Diluted Net Income (Loss) per Common Share

The Company’s basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of stock-based compensation. The computation of the diluted net income (loss) per share for the three months ended June 30, 2008, excludes dilutive incremental shares arising from stock-based compensation because the effect of their exercise would be anti-dilutive.

The numerators and denominators used in computing basic and diluted net income (loss) per common share for the six months and three months ended June 30, 2008 and 2007 can be reconciled as follows (dollars in thousands, except per share data):

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Net income (loss)	$2,647	$19,702	$(3,393)	$10,181

Weighted-average shares outstanding - basic	27,920,072	28,302,315	27,928,937	28,335,368
Basic net income (loss) per common share	$0.09	$0.70	$(0.12)	$0.36

Incremental shares arising from stock-based compensation	145,609	387,783	-	315,841
Weighted-average shares outstanding - diluted	28,065,682	28,690,098	27,928,937	28,651,209
Diluted net income (loss) per common share	$0.09	$0.69	$(0.12)	$0.36

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

10.          Stock Repurchase Plan

On August 13, 2007, the Company announced that the Board authorized the Company to acquire, from time to time, up to 5% of the Company's issued and outstanding common shares over a two-year period. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, capital levels, risk factors, general economic conditions, established and special trading blackout periods, and other investment opportunities.  As of June 30, 2008, the Company has repurchased a total of 400,700 shares at an average price of $19.57, unchanged from year-end 2007.

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

•
Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The table below presents assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available - for - sale	$-	$88,279	$-
Other real estate owned		33,943
Total recurring assets measured at fair value	$-	$122,222	$-

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 will be effective for the Company on January 1, 2009. Management is currently evaluating the effect that the provisions of SFAS No. 161 will have on the Company’s consolidated financial statements. In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles"   (SFAS No. 162).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.

14.          Restatement of Previously Issued Financial Statements

Subsequent to the original filing of the Company’s June 30, 2008 Form 10-Q, management concluded that an additional reserve for loan losses and corresponding loan loss provision of $5.8 million were deemed to have existed as of June 30, 2008. As a result of the restatement, the following financial statement line items were adjusted:

(in thousands, except per share data)	As Previously	As	Effect of
	Reported	Corrected	Change
As of June 30, 2008

Consolidated Balance Sheets
Loans, net	$2,029,218	$2,023,454	$(5,764)
Total assets	2,443,888	2,438,124	(5,764)
Accrued interest and other liabilities	17,300	15,110	(2,190)
Total liabilities	2,167,855	2,165,665	(2,190)
Retained earnings	118,224	114,650	(3,574)
Total stockholders' equity	276,033	272,459	(3,574)
Total liabilities and stockholders' equity	2,443,888	2,438,124	(5,764)

(in thousands, except per share data)	As Previously	As	Effect of
	Reported	Corrected	Change

For the Three Months ended June 30, 2008

Consolidated Statements of Income
Loan loss provision	$12,600	$18,364	$5,764
Net interest income after loan loss provision	11,646	5,882	(5,764)
Loss before income taxes	(109)	(5,873)	(5,764)
Credit for income taxes	(290)	(2,480)	(2,190)
Net Income (loss)	181	(3,393)	(3,574)
Basic net income (loss) per common share	0.01	(0.12)	(0.13)
Diluted net income (loss) per common share	0.01	(0.12)	(0.13)

For the Six Months ended June 30, 2008

Consolidated Statements of Operations
Loan loss provision	17,100	22,864	5,764
Net interest income after loan loss provision	32,206	26,442	(5,764)
Income before income taxes	8,578	2,814	(5,764)
Provision for income taxes	2,357	167	(2,190)
Net Income	6,221	2,647	(3,574)
Basic net income per common share	0.22	0.09	(0.13)
Diluted net income per common share	0.22	0.09	(0.13)

For the Six Months ended June 30, 2008

Consolidated Statements of Changes in Stockholders' Equity
Net income	6,221	2,647	(3,574)
Retained earnings	118,224	114,650	(3,574)
Total stockholders' equity	276,033	272,459	(3,574)
Comprehensive income	5,791	2,217	(3,574)

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

Cautionary Information Concerning Forward-Looking Statements

The following section contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties cause actual results to differ materially from those projected, including among others, the risk factors described in this report as well as general business and economic conditions, including the residential and commercial real estate markets; changes in interest rates including timing or relative degree of change and the interest rate policies of the FRB; competition in the industry, including our ability to attract deposits, changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in regulatory conditions or requirements or new legislation; and changes in accounting policies.  In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

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

Reserve for Credit Losses: The Company’s reserve for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses as well as consideration of the prevailing business environment. On an ongoing basis the Company seeks to refine its methodology such that the reserve is responsive to the effect that qualitative and environmental factors have upon the loan portfolio. However, external factors and changing economic conditions may impact the portfolio and the level of reserves in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see "Reserve for Credit Losses" in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K.

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

Highlights and Summary of Performance - Second Quarter of 2008

•	Second Quarter Loss Per Share: at ($0.12) with net loss of $3.4 million.
•	Loan Growth: up 5.5% year-over-year and up slightly from immediately preceding (linked) quarter.
•	Customer Relationship Deposits 1: 5.7% lower year-over-year, and 5.1% on a linked-quarter basis.
•	Net Interest Margin: decreased to 4.52% vs. 4.68% on a linked-quarter basis.
•
Credit Quality:  Reserve for Credit Losses increases to a solid 2.22% with provision for credit losses of $18.4 million and net charge-offs of $9.9 million; non-performing assets at $127.1 million or approximately 5.2% of total assets.

•	Board of Directors Announces Quarterly Cash Dividend: at $.01 per share to preserve strong capital base.

The Company reported second quarter 2008 diluted loss per share (EPS-diluted) at $0.12 per share compared to earnings of $0.36 for the year-ago quarter and $0.22 for the linked-quarter.  Net loss for the second quarter 2008 was $3.4 million versus net income of $10.2 million a year-ago and $6.0 million for the linked-quarter.  Year to date net income is $2.6 million or $0.09 per share.  Second quarter 2008 loss includes a $18.4 million (pre-tax) provision for credit losses with net loan charge-offs of $9.9 million (pre-tax).  Accordingly, the reserve for credit losses increased to a solid 2.22% of total loans at June 30, 2008, up from 1.83% and 1.43% for the linked and year-ago quarters, respectively. The heightened provision and charge-offs are mainly a result of collateral valuation declines in the residential development loan portfolio and compares to the linked-quarter provision and charge-off levels of $4.5 million and $4.2 million, respectively.

Cascade’s core earnings are presently sufficient to set aside ample reserves while maintaining strong capital levels. In addition, credit quality issues remain manageable and continue to be largely confined within the residential acquisition and development loan portfolio.  Our elevated provision for credit losses and charge-offs reflect proactive recognition and valuation adjustments of challenged credits. We remain committed to our strategy of prudently preserving capital and focusing on maintaining strong reserves against possible loan losses.  In addition to a $45.8 million reserve for credit losses - which is the primary protection against anticipated loan losses - the Company’s $163.3 million in tangible capital is a safeguard against future unexpected challenges.  Cascade is designated a “well-capitalized” bank according to regulatory guidelines with total risk based capital at 11.13% as of June 30, 2008, exceeding the 10% benchmark by a tax-effected margin of approximately $41.5 million.

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

Cascade’s provision for credit losses was $18.4 million for the second quarter of 2008 bringing the reserve for credit losses to $45.8 million or 2.22% of total loans at period-end, up from 1.83% at year-end 2007 and 1.43% for the year-ago quarter.  For the quarter ended June 30, 2008, net loan charge-offs were approximately $9.9 million or 1.93% (annualized) compared to $4.2 million or 0.81% (annualized) for the linked-quarter.  Both the heightened provision and higher levels of net charge-offs were in recognition of declining valuations of collateral dependent non-performing and adversely risk rated loans mainly in the residential land acquisition and development portfolio.

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

The reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) represents management's recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment.  The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management's current assessment of a variety of current factors affecting the loan portfolio.  Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The Company believes its reserve is appropriate as of June 30, 2008, but going forward the reserve may change given the economic and credit situation.

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

RESULTS OF OPERATIONS – Six Months and Three Months ended June 30, 2008 and 2007

Income Statement

Net Income

Net income decreased $17.1 million (or 86.6%) for the six months and decreased $13.6 million (or 133.3%) for the three months ended June 30, 2008 as compared to the same periods in 2007. These decreases were primarily due to an elevated level of loan loss provisioning for each period presented.  Net interest income decreased $4.8 million for the six months and decreased $3.3 million for the quarter ended June 30, 2008, non-interest income was down slightly for both periods, meanwhile non-interest expense increased $2.8 million for the six months and increased $1.2 million for the quarter, primarily due to expenses related to other real estate owned and legal related costs.

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

	Quarter ended June 30, 2008			Quarter ended June 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$81,869	$1,068	5.23%	$99,234	$1,367	5.53%
Non-taxable securities (1)	5,975	71	4.77%	8,587	76	3.55%
Interest bearing balances due from FHLB	-	-	0.00%	8,502	111	5.24%
Federal funds sold	1,719	10	2.33%	3,670	50	5.46%
Federal Home Loan Bank stock	10,961	49	1.79%	6,991	10	0.57%
Loans (1)(2)(3)(4)	2,058,327	33,168	6.46%	1,949,480	41,811	8.60%
Total earning assets/interest income	2,158,851	34,366	6.38%	2,076,464	43,425	8.39%
Reserve for loan losses	(35,880)			(24,394)
Cash and due from banks	18,687			37,615
Premises and equipment, net	37,571			36,816
Bank-owned life insurance	33,674			32,334
Accrued interest and other assets	199,605			165,138
Total assets	$2,412,508			$2,323,973

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$888,895	3,934	1.78%	$842,043	7,339	3.50%
Savings deposits	37,016	35	0.38%	41,683	51	0.49%
Time deposits	302,359	2,469	3.28%	371,100	4,374	4.73%
Other borrowings and F&M Holdback	466,901	3,576	3.07%	293,579	4,012	5.48%
Total interest bearing liabilities/interest expense	1,695,171	10,014	2.37%	1,548,405	15,776	4.09%
Demand deposits	414,130			474,598
Other liabilities	21,123			29,533
Total liabilities	2,130,424			2,052,536
Stockholders' equity	282,084			271,437
Total liabilities and stockholders' equity	$2,412,508			$2,323,973

Net interest income		$24,352			$27,649

Net interest spread			4.02%			4.30%

Net interest income to earning assets			4.52%			5.34%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was approximately $81,000 for 2008 and $6,736 for 2007.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $900 in 2008 and $1,471 in 2007.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2008, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	2008 compared to 2007
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(8,643)	$2,334	$(10,977)
Investments and other	(416)	(394)	(22)
Total interest income	(9,059)	1,940	(10,999)
Interest expense:
Interest on deposits:
Interest bearing demand	(3,405)	408	(3,813)
Savings	(16)	(6)	(10)
Time deposits	(1,905)	(810)	(1,095)
Other borrowings	(436)	2,369	(2,806)
Total interest expense	(5,762)	1,961	(7,724)
Net interest income	$(3,297)	$(21)	$(3,275)

Loan Loss Provision

At June 30, 2008, the reserve for credit losses (reserve for loan losses and loan commitments) was 2.22% of outstanding loans, as compared to 1.43% for the year ago period.  The loan loss provision was $22.9 million for the six months and $18.4 million for the three months ended June 30, 2008.  At this date, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions.  For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” above.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.  See “Highlights – Loan Growth and Credit Quality” above for further discussion.

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

Income Taxes

Income tax expense decreased 98.6% for the six months and decreased 140.7% for the three months ended June 30, 2008 compared to the year ago periods, primarily as a result of lower pre-tax income. The Company’s effective income tax rate of 5.9% for the six months ended June 30, 2008, is primarily related to the effects of nontaxable interest income and tax credits in proportion to the Company’s income before income taxes.

Financial Condition

Balance Sheet Overview

At June 30, 2008 total assets increased 1.8% to $2.4 billion compared to $2.3 billion at December 31, 2007, primarily due to an increase in loans and OREO.  This growth was funded primarily by an increase in federal funds purchased and other borrowings.  The increase in borrowings was also a result of lower deposit balances (primarily interest bearing demand) related to the slowing of the real estate economy.

The Company had no material off balance sheet derivative financial instruments as of June 30, 2008 and December 31, 2007.

Capital Resources

The Company’s total stockholders’ equity at June 30, 2008 was $272.5 million, a decrease of $2.8 million from December 31, 2007.  The decrease primarily resulted from net income for the six months ended June 30, 2008 of $2.6 million, less cash dividends paid to shareholders of $5.6 million during the same period.  In addition, at June 30, 2008 the Company had accumulated other comprehensive income of approximately $.1 million.

The Company and Bank continue to exceed the regulatory benchmarks for ‘well capitalized’ institutions.  At June 30, 2008, the Company’s Tier 1 and total risked-based capital ratios were 9.88% and 11.13%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer.  Based upon that evaluation at the time of the original filing, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

As discussed in the Explanatory Note to this Amended Report we have restated the interim period financial statements in connection with an increase in the balance for the reserve for loan losses, and a corresponding increase in loan loss provision that were deemed to have existed as of June 30, 2008 in the amount of approximately $5.8 million (pretax).  The restatement relates to managements’ discovery of a material miscalculation within its loan data extract software program specifically with respect to the treatment of classified loans that have been partially participated to other financial institutions.  As a result, management concluded subsequent to the original filing that the Company’s disclosure controls and procedures related to the reserve for loan losses were not effective at June 30, 2008.

In connection with the restatement described above, on December 31, 2008, the Audit Committee of the Board of Directors met to discuss the facts and circumstances related to the identification and correction of the miscalculation.  The Committee reviewed an assessment and related information from management and from the internal risk manager.  The Committee examined and evaluated the system of controls taken as a whole with respect to the miscalculation related to the reserve for loan losses and determined that it was an isolated incident within the software program.  The Company has now fixed the error and in addition, in its normal year end validation of the software program and related processes for calculating the reserve for loan losses the Company will consider, assess and implement such additional software assurance tests or analytic procedures deemed necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements effective December 31, 2008 and for each period thereafter.

Changes in Internal Controls

Other than as discussed above, during the second quarter of 2008 the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date	1/2/2009	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date	12/31/2008	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer