Form 10-Q/A
period 2008-09-30
CASCADE BANCORP
filed 2009-01-02
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,088,110 shares of no par value Common Stock as of October 27, 2008.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2008

INDEX

EXPLANATORY NOTE

Cascade Bancorp (the “Company”) is filing this amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2008, originally filed with the U.S. Securities and Exchange Commission, (SEC) on October 29, 2008.  The Company hereby amends Item 1 Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect a restatement of the interim period financial statements in connection with an increase in the balance for the reserve for loan losses, and a corresponding increase in loan loss provision that were deemed to have existed as of June 30, 2008 and September 30, 2008, in the amount of approximately $5.8 million (pretax) and $0.3 million (pretax), respectively.

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

Correction of the miscalculation resulted in an understated balance with respect to the estimated reserve for loan losses as of June 30, 2008 and September 30, 2008.  Accordingly the Company’s Form 10-Q’s for both June 30, 2008 and September 30, 2008 have been amended.  See Footnote’s 3, 4, 8, 12 and14 of the restated financial statements for the specific line items restated

The additional provision in the third quarter of $0.3 million resulted in a decrease in net income of $0.2 million for both the three months and nine months ended September 30, 2008.  The Company’s third quarter 2008 earnings on an after-tax basis declined from $0.6 million in earnings to $0.3 million in earnings.  The Company’s earnings for the nine months ended September 30, 2008 declined from $6.8 million in earnings to $3.0 million in earnings. After these adjustments, the Company continued to exceed all regulatory benchmarks to be designated “well-capitalized”.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Dollars in thousands)
(unaudited)

	September 30,	December 31,
	2008	2007
	(Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$50,352	$62,470
Interest bearing deposits with Federal Home Loan Bank	64	3
Federal funds sold	3,202	668
Total cash and cash equivalents	53,618	63,141
Investment securities available-for-sale	82,436	83,835
Investment securities held-to-maturity	2,211	3,180
Federal Home Loan Bank stock	13,366	6,991
Loans, net	1,999,844	2,007,603
Premises and equipment, net	36,382	38,062
Goodwill	105,047	105,047
Core deposit intangibles	8,316	9,502
Bank-owned life insurance	34,067	33,304
Other real estate owned	37,196	9,765
Accrued interest and other assets	31,922	34,062
Total assets	$2,404,405	$2,394,492

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$446,470	$435,503
Interest bearing demand	747,865	936,848
Savings	38,459	37,720
Time	525,090	257,067
Total deposits	1,757,884	1,667,138
Junior subordinated debentures	68,558	68,558
Federal funds purchased	-	14,802
Other borrowings	279,029	327,867
Customer repurchase agreements	11,925	18,614
Accrued interest and other liabilities	14,104	22,227
Total liabilities	2,131,500	2,119,206

Stockholders' equity:
Common stock, no par value; 35,000,000 shares authorized; 28,087,198 issued and outstanding (28,034,172 in 2007)	158,158	157,153
Retained earnings	114,717	117,600
Accumulated other comprehensive income	30	533
Total stockholders' equity	272,905	275,286
Total liabilities and stockholders' equity	$2,404,405	$2,394,492

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Nine Months and Three Months ended September 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
Interest income:
Interest and fees on loans	$103,015	$124,115	$32,938	$42,547
Taxable interest on investments	3,212	3,945	1,082	1,290
Nontaxable interest on investments	154	222	40	66
Interest on federal funds sold	17	149	6	41
Interest on interest bearing balances from FHLB	3	193	-	1
Dividends on Federal Home Loan Bank stock	111	28	45	11
Total interest income	106,512	128,652	34,111	43,956

Interest expense:
Deposits:
Interest bearing demand	13,050	22,602	3,396	8,388
Savings	110	157	36	49
Time	8,628	12,340	3,045	4,369
FFP & Other borrowings	11,453	11,739	3,669	3,426
Total interest expense	33,241	46,838	10,146	16,232

Net interest income	73,271	81,814	23,965	27,724
Loan loss provision	38,254	3,800	15,390	1,750
Net interest income after loan loss provision	35,017	78,014	8,575	25,974

Noninterest income:
Service charges on deposit accounts	7,490	7,295	2,552	2,597
Mortgage loan origination and processing fees	1,138	1,363	279	423
Gains on sales of mortgage loans, net	483	681	53	183
Gains on sales of investment securities available-for-sale	436	260	436	260
Gains on sales of other real estate owned	35	-	62	-
Card issuer and merchant services fees, net	2,879	2,988	982	1,038
Earnings on bank-owned life insurance	763	983	211	140
Other income	2,816	2,448	955	557
Total noninterest income	16,040	16,018	5,530	5,198

Noninterest expense:
Salaries and employee benefits	27,211	27,261	8,959	8,925
Occupancy & Equipment	5,233	4,952	1,695	1,725
Communications	1,592	1,512	545	491
Advertising	1,006	960	333	330
Legal	826	415	169	206
OREO expenses	2,452	29	494	-
Other expenses	9,627	11,540	1,614	3,642
Total noninterest expense	47,947	46,669	13,809	15,319

Income before income taxes	3,110	47,363	296	15,853
Provision (credit) for income taxes	116	17,643	(51)	5,835
Net income	$2,994	$29,720	$347	$10,018

Basic net income per common share	$0.11	$1.05	$0.01	$0.35
Diluted net income per common share	$0.11	$1.04	$0.01	$0.35

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2008 (Restated) and 2007
(Dollars in thousands)
(unaudited)

				Accumulated
				other	Total
	Comprehensive	Common	Retained	comprehensive	stockholders'
	income	stock	earnings	income (loss)	equity
Balance at December 31, 2006		$162,199	$98,112	$765	$261,076
Comprehensive income:
Net income	$29,720	-	29,720	-	29,720
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(378)	-	-	(378)	(378)
Comprehensive income	$29,342

Cash dividends paid		-	(7,682)	-	(7,682)
Stock repurchased		(1,208)	-	-	(1,208)
Stock-based compensation expense		1,258	-	-	1,258
Stock options exercised (121,210 shares)		1,787	-	-	1,787
Tax benefit from non-qualified stock options exercised		164	-	-	164
Balance at September 30, 2007		$164,200	$120,150	$387	$284,737

Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$2,994	-	2,994	-	2,994
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(503)	-	-	(503)	(503)
Comprehensive income	$2,491

Cash dividends paid		-	(5,877)	-	(5,877)
Stock options exercised (10,593 shares)		63	-	-	63
Stock-based compensation expense		1,176	-	-	1,176
Cancellation of shares for tax withholding		(234)	-	-	(234)
Balance at September 30, 2008		$158,158	$114,717	$30	$272,905

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2008 and 2007
(Dollars in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007

Net cash provided by operating activities	$10,426	$26,952

Investing activities:
Proceeds from sales of investment securities available-for-sale	10,895	526
Proceeds from sales of equity securities available-for-sale	310	-
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	19,092	21,456
Proceeds from maturities and calls of investment securities held-to-maturity	965	505
Purchases of investment securities available-for-sale	(29,502)	(14,850)
Purchases of Federal Home Loan Bank stock	(6,375)	-
Net increase in loans	(30,012)	(154,839)
Purchases of premises and equipment	(2,554)	(4,936)
Proceeds from sales of premises and equipment	2,629	5,093
Net cash used in investing activities	(34,552)	(147,045)

Financing activities:
Net increase in deposits	90,746	130,685
Cash dividends paid	(5,877)	(7,682)
Stock repurchased	-	(1,208)
Stock options exercised	63	1,787
Tax benefit from non-qualified stock options exercised	-	164
Net decrease in federal funds purchased	(14,802)	(142)
Net increase (decrease) in other borrowings	(55,527)	2,072
Net cash provided by financing activities	14,603	125,676
Net increase (decrease) in cash and cash equivalents	(9,523)	5,583
Cash and cash equivalents at beginning of period	63,141	55,659
Cash and cash equivalents at end of period	$53,618	$61,242

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

Certain amounts for 2007 have been reclassified to conform with the 2008 presentation.

2.            Investment Securities

Investment securities at September 30, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
9/30/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$68,963	$396	$833	$68,526
U.S. Government and agency securities	11,503	443	-	11,946
Obligations of state and political subdivisions	1,504	40	1	1,543
Mutual fund	419	2	-	421
	$82,389	$881	$834	$82,436
Held-to-maturity
Obligations of state and political subdivisions	$2,211	$51	$-	$2,262

12/31/2007
Available-for-sale
U.S. Agency mortgage-backed securities	$64,874	$452	$124	$65,202
U.S. Government and agency securities	13,677	358	-	14,035
Obligations of state and political subdivisions	3,710	30	3	3,737
Equity securities	310	139	-	449
Mutual fund	405	7	-	412
	$82,976	$986	$127	$83,835
Held-to-maturity
Obligations of state and political subdivisions	$3,180	$24	$11	$3,193

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Agency mortgage-backed securities (MBS)	$41,920	$831	$147	$2	$42,067	$833
Obligations of state and	298	1	-	-	298	1
political subdivisions	$42,218	$832	$147	$2	$42,365	$834

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

3.            Loans and Reserve for Credit Losses

The composition of the loan portfolio at September 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

Loan portfolio	September 30, 2008	% of gross loans	December 31, 2007	% of gross loans
	(Restated)
Commercial	$608,714	30%	$606,408	30%
Real Estate:
Construction/lot/land development	595,831	29%	686,829	34%
Mortgage	94,380	5%	88,509	4%
Commercial	694,458	34%	612,694	30%
Consumer	56,312	3%	47,038	2%
Total loans	2,049,695	100%	2,041,478	100%
Less reserve for loan losses	49,851		33,875
Total loans, net	$1,999,844		$2,007,603

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

Transactions in the reserve for loan losses and unfunded commitments for the nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Nine months ended
	September 30,
	2008	2007
	(Restated)
Reserve for loan losses
Balance at beginning of period	$33,875	$23,585
Loan loss provision	38,254	3,800
Recoveries	1,122	1,012
Loans charged off	(23,400)	(3,605)
Balance at end of period	$49,851	$24,792

Reserve for unfunded commitments
Balance at beginning of period	$3,163	$3,213
Credit for unfunded commitments	(2,124)	(50)
Balance at end of period	$1,039	$3,163

Reserve for credit losses
Reserve for loan losses	$49,851	$24,792
Reserve for unfunded commitments	1,039	3,163
Total reserve for credit losses	$50,890	$27,955

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

4.           Non-Performing Assets

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007
Loans on non-accrual status	$88,017	$45,865
Loans past due 90 days or more but not on non-accrual status	51	51
Other real estate owned - non performing	21,004	9,765
Total non-performing assets	$109,072	$55,681

Operating commercial real estate OREO property	$16,192	$-
Other real estate owned - non performing	21,004	9,765
Total other real estate owned	$37,196	$9,765

Selected ratios:
NPLs to total gross loans	4.30%	2.25%
NPAs to total gross loans and OREO	5.23%	2.71%
NPAs to total assets	4.54%	2.33%

The increase in NPAs is primarily due to the real estate downturn which has impacted the Company’s residential real estate development portfolio that is approximately 13% of total loans.  See “Real Estate Concentration” section of MD&A for further information.

The following table presents non-performing assets as of September 30, 2008 by region (dollars in thousands):

Region	September 30, 2008	% of total NPA's	December 31, 2007	% of total NPA's
Central Oregon	$33,495	31%	$5,793	10%
Northwest Oregon	1,518	1%	1,615	3%
Southern Oregon	27,024	25%	22,876	41%
Total Oregon	62,037	57%	30,284	54%
Idaho	47,035	43%	25,397	46%
Grand total	$109,072	100%	$55,681	100%

The composition of loans on non-accrual status at September 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

	September 30, 2008	% of total	December 31, 2007	% of total
Commercial	$4,650	6%	$5,145	11%
Real Estate:
Construction/lot	70,748	80%	35,620	78%
Mortgage	305	0%	944	2%
Commercial	12,143	14%	4,135	9%
Consumer	171	0%	21	0%
Total non-accrual loans	$88,017	100%	$45,865	100%

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

The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2008 and 2007 can be reconciled as follows (dollars in thousands, except per share data):

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Net income	$2,994	$29,720	$347	$10,018

Weighted-average shares outstanding - basic	27,929,878	28,314,981	27,949,491	28,340,313
Basic net income per common share	$0.11	$1.05	$0.01	$0.35

Incremental shares arising from stock-based compensation	140,951	370,038	131,633	334,552
Weighted-average shares outstanding - diluted	28,070,829	28,685,019	28,081,124	28,674,865
Diluted net income per common share	$0.11	$1.04	$0.01	$0.35

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

Other real estate owned (OREO).  The Company’s OREO is measured at fair value less cost to sell. Fair value was generally determined based on third - party appraisals of fair value in an orderly sale. Cost to sell OREO was based on standard market factors. The Company has categorized its OREO as level 2.

The table below presents assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available - for - sale	$-	$82,436	$-
Other real estate owned		37,196
Total recurring assets measured at fair value	$-	$119,632	$-

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

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans with specific valuation allowances under SFAS No. 114	$-	$88,017	$-

12.          Selected Quarterly Financial Data

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2008 and 2007. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2008
	Third Quarter	Second Quarter	First Quarter
	(Restated)	(Restated)
Interest income	$34,111	$34,260	$38,141
Interest expense	10,146	10,014	13,081
Net interest income	23,965	24,246	25,060
Loan loss provision	15,390	18,364	4,500
Net interest income after loan loss provision	8,575	5,882	20,560
Noninterest income	5,530	5,008	5,502
Noninterest expense	13,809	16,763	17,375
Income (loss) before income taxes	296	(5,873)	8,687
Provision (credit) for income taxes	(51)	(2,480)	2,647
Net income (loss)	$347	$(3,393)	$6,040
Basic net income (loss) per common share	$0.01	$(0.12)	$0.22
Diluted net income (loss) per common share	$0.01	$(0.12)	$0.22

	2007
	Third Quarter	Second Quarter	First Quarter
Interest and income	$43,956	$43,319	$41,377
Interest expense	16,232	15,775	14,831
Net interest income	27,724	27,544	26,546
Loan loss provision	1,750	1,000	1,050
Net interest income after loan loss provision	25,974	26,544	25,496
Noninterest income	5,198	5,272	5,546
Noninterest expenses	15,319	15,548	15,800
Income before income taxes	15,853	16,268	15,242
Provision for income taxes	5,835	6,087	5,721
Net income	$10,018	$10,181	$9,521
Basic earnings per common share	$0.35	$0.36	$0.34
Fully diluted earnings per common share	$0.35	$0.36	$0.33

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurement as of September 30, 2008.

14.          Restatement of Previously Issued Financial Statements

Subsequent to the original filing of the Company’s September 30, 2008 Form 10-Q, management concluded that an additional reserve for loan losses and corresponding loan loss provision of $6.1 million were deemed to have existed as of September 30, 2008. As a result of the restatement, the following financial statement line items were adjusted:

(in thousands, except per share data)	As Previously	As	Effect of
	Reported	Corrected	Change
As of September 30, 2008

Consolidated Balance Sheets
Loans, net	$2,005,974	$1,999,844	$(6,130)
Total assets	2,410,535	2,404,405	(6,130)
Accrued interest and other liabilities	16,433	14,104	(2,329)
Total liabilities	2,133,829	2,131,500	(2,329)
Retained earnings	118,518	114,717	(3,801)
Total stockholders' equity	276,706	272,905	(3,801)
Total liabilities and stockholders' equity	2,410,535	2,404,405	(6,130)

For the Three Months ended September 30, 2008

Consolidated Statements of Income
Loan loss provision	15,024	15,390	366
Net interest income after loan loss provision	8,941	8,575	(366)
Income before income taxes	662	296	(366)
Provision (credit) for income taxes	88	(51)	(139)
Net Income	574	347	(227)
Basic net income per common share	0.02	0.01	(0.01)
Diluted net income per common share	0.02	0.01	(0.01)

For the Nine Months ended September 30, 2008

Consolidated Statements of Income
Loan loss provision	32,124	38,254	6,130
Net interest income after loan loss provision	41,147	35,017	(6,130)
Income before income taxes	9,240	3,110	(6,130)
Provision for income taxes	2,445	116	(2,329)
Net Income	6,795	2,994	(3,801)
Basic net income per common share	0.24	0.11	(0.13)
Diluted net income per common share	0.24	0.11	(0.13)

Consolidated Statements of Changes in Stockholders' Equity
Net income	6,795	2,994	(3,801)
Retained earnings	118,518	114,717	(3,801)
Total stockholders' equity	276,706	272,905	(3,801)
Comprehensive income	6,292	2,491	(3,801)

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

Cautionary Information Concerning Forward-Looking Statements

The following section contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in this report as well as general business and economic conditions, including conditions in residential and commercial real estate markets; volatility and disruption in financial markets; changes in regulatory conditions or requirements or new legislation; including government intervention in the U.S. financial system; - changes in interest rates including timing or relative degree of change and the interest rate policies of the FRB; competition in the industry, including our ability to attract deposits, changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in credit quality and in estimates of future reserve requirements;  changes in the level of nonperforming assets and charge-offs; and changes in accounting policies.  In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

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

Highlights and Summary of Performance - Third Quarter of 2008

•	Credit Quality: Reserve for credit losses increased to $50.9 million or a strong 2.48% of total loans.

•	Credit Quality: Non-performing assets (NPA’s) eased from immediately preceding (linked) quarter.

•	Capital Ratios: up to 11.31% with $47.4 million surplus above “well-capitalized.” (tax equivalent basis)

•	Earnings Per Share: at $0.01 with net income at $0.3 million.

•	Total Deposits: 1.9% below year ago; up 10.8% on a linked-quarter basis.

•	Total Loans: up 0.4% year-over-year and down slightly from the linked-quarter.

•	Net Interest Margin: 4.42% vs. 4.52% on a linked-quarter basis.

Cascade reported third quarter 2008 diluted earnings per share (EPS-diluted) at $0.01 per share compared to $0.35 for the year-ago quarter and ($0.12) for the linked-quarter.  The Company reported positive net income for the third quarter 2008 of $0.3 million versus $10.0 million a year-ago and up from a loss of $3.4 million for the linked-quarter.  Year- to-date net income is $3.0 million or $0.11 per share.

Management believes Cascade’s credit quality issues continue to be largely confined within the residential development portfolio, which represents approximately 13% of total loans.  Accordingly, third quarter 2008 includes a $15.4 million (pre-tax) provision for credit losses and net loan charge-offs of $8.2 million (pre-tax) mainly related to the residential development portfolio.  As a result of the heightened provision, the reserve for credit losses increased to nearly $51 million or a solid 2.48% of total loans, up from 2.22% and 1.37% for the linked-quarter and year-ago period, respectively.  In addition to its strong reserves, the Company has $163.3 million in tangible capital and is designated a “well-capitalized” bank according to regulatory guidelines with estimated total risk-based capital at 11.31% as of September 30, 2008, exceeding the 10% benchmark by a tax-effected margin of approximately $47.4 million.  Further, Cascade’s pre-tax, pre-provision earnings are in the top 15% of banks in the nation its size.  With the uncertainty in national and global economic outlook no assurance can be given that increased credit quality stress will not occur in the Bank’s loan portfolios.

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

Management believes the reserve for credit losses is at an appropriate level based on frequently updated evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions.  With uncertainty as to the depth and duration of the current economic downturn no assurances cannot be given that the reserve will be adequate in future periods or that the level of NPA’s will subside.  Further provisioning and charge-offs may be required before values stabilize.

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

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2008 and 2007

Income Statement

Net Income

Net income decreased $26.7 million (or 89.9%) for the nine months and decreased $9.7 million (or 96.5%) for the three months ended September 30, 2008 as compared to the same periods in 2007. These decreases were primarily due to an elevated level of loan loss provisioning for each period presented.  Net interest income decreased $8.5 million for the nine months and decreased $3.8 million for the quarter ended September 30, 2008.  Non-interest income and non-interest expenses were up slightly for the nine months ended September 30, 2008, meanwhile non-interest income increased 6.4% for the quarter primarily resulting from approximately $0.4 million in gains on sales of investment securities and $0.3 million in realized revenue on a performing OREO property as previously mentioned in this report.

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

	Quarter ended			Quarter ended
	September 30, 2008			September 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$82,857	$1,096	5.25%	$93,995	$1,313	5.54%
Non-taxable securities (1)	4,291	40	3.70%	7,249	66	3.61%
Interest bearing balances due from FHLB	-	-	0.00%	93	1	4.27%
Federal funds sold	1,457	6	1.63%	3,423	41	4.75%
Federal Home Loan Bank stock	13,351	45	1.34%	6,991	11	0.62%
Loans (1)(2)(3)(4)	2,060,256	33,042	6.36%	1,997,010	42,631	8.47%
Total earning assets/interest income	2,162,212	34,229	6.28%	2,108,761	44,063	8.29%
Reserve for loan losses	(39,073)			(24,665)
Cash and due from banks	50,938			51,306
Premises and equipment, net	36,492			38,141
Bank-owned life insurance	33,946			32,711
Accrued interest and other assets	177,872			148,002
Total assets	$2,422,387			$2,354,256

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$803,886	3,396	1.68%	$918,875	8,389	3.62%
Savings deposits	37,561	36	0.38%	40,406	49	0.48%
Time deposits	401,770	3,045	3.01%	366,111	4,368	4.73%
Other borrowings and F&M Holdback	471,979	3,669	3.08%	242,082	3,426	5.61%
Total interest bearing liabilities/interest expense	1,715,196	10,146	2.35%	1,567,474	16,232	4.11%
Demand deposits	407,420			476,707
Other liabilities	16,628			31,080
Total liabilities	2,139,244			2,075,261
Stockholders' equity	283,143			278,995
Total liabilities and stockholders' equity	$2,422,387			$2,354,256

Net interest income		$24,083			$27,831

Net interest spread			3.93%			4.18%

Net interest income to earning assets			4.42%			5.24%
_____________________

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was approximately $93.5 million for 2008 and $14.6 million for 2007.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $1.1 million in 2008 and $1.5 million in 2007.
(4)	Includes mortgage loans held for sale.

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

Loan Loss Provision

The loan loss provision was $38.3 million for the nine months and $15.4 million for the three months ended September 30, 2008 due to elevated credit risk in the loan portfolio.  At September 30, 2008, the reserve for credit losses (reserve for loan losses and loan commitments) was 2.48% of outstanding loans, as compared to 1.37% for the year ago period.  At this date, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions.  For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” above.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

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

Income Taxes

Income tax expense decreased 99.3% for the nine months and decreased 100.9% for the three months ended September 30, 2008 compared to the year ago periods, primarily as a result of lower pre-tax income.  The Company’s effective income tax rate of 3.7% for the nine months ended September 30, 2008, is primarily related to the effects of nontaxable interest income and tax credits in proportion of the Company’s income before income taxes.

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

Capital Resources

The Company’s total stockholders’ equity at September 30, 2008 was $272.9 million, a decrease of $2.4 million from December 31, 2007.  The decrease primarily resulted from net income for the nine months ended September 30, 2008 of $3.0 million, less cash dividends paid to shareholders of $5.9 million during the same period.

The Company and Bank continue to exceed the regulatory benchmarks for ‘well capitalized’ institutions.  At September 30, 2008, the Company’s Tier 1 and total risked-based capital ratios were 10.05% and 11.31%, respectively.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

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

Cascade is currently evaluating the federal government's Troubled Asset Relief Program created pursuant to the recently enacted Emergency Economic Stabilization Act, which includes legislation concerning access to capital, problem asset resolution and other items.

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

As discussed in the Explanatory Note to this Amended Report we have restated the interim period financial statements in connection with an increase in the balance for the reserve for loan losses, and a corresponding increase in loan loss provision that were deemed to have existed as of September 30, 2008 in the amount of approximately $6.1 million (pretax).  The restatement relates to managements’ discovery of a material miscalculation within its loan data extract software program specifically with respect to the treatment of classified loans that have been partially participated to other financial institutions. As a result, management concluded subsequent to the original filing that the Company's disclosure controls and procedures related to the reserve for loan losses were not effective at June 30, 2008.

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

Changes in Internal Controls

Other than as discussed above, during the third quarter of 2008 the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company May Be Adversely Affected by Current Economic and Market Conditions

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress the overall market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and the Company in particular.  In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate Cascade’s exposure to credit risk.  Treasury and FDIC programs have been initiated adopted to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain.  Details as to Cascade’s participation or access to such programs and their subsequent impact on the Company also remain uncertain.

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
31.1      Certification of Chief Executive Officer
31.2      Certification of Chief Financial Officer
32         Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date 1/2/2009	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date 12/31/2008	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer