Form 10-K
period 2008-12-31
CASCADE BANCORP
filed 2009-03-13
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2008 (the last business day of the most recent second quarter) was $210,072,255 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,088,110 shares of no par value Common Stock on February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders of Cascade Bancorp to be held on April 27, 2009 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

Cascade Bancorp

     The Company

     Cascade Bancorp (“Bancorp”), is an Oregon chartered bank holding company formed in 1990, headquartered in Bend, Oregon. Bancorp conducts its business activities through its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) which provides a broad range of commercial and retail banking services (collectively, Bancorp and the Bank are referred to as “the Company” or “Cascade”). At December 31, 2008, the Company had total consolidated assets of approximately $2.3 billion, net loans of approximately $1.9 billion and deposits of approximately $1.8 billion.

     Overview & Business Strategy

     Management and directors of Cascade have developed and implemented long-term goals and strategies with the objective of achieving sustainable, above peer diluted earnings per share (EPS) growth for its shareholders while progressively serving the banking and financial needs of its customers and communities. The Company’s business strategies include: 1) operate in and expand into growth markets; 2) strive to recruit and retain the best relationship bankers in such markets; 3) consistently deliver the highest levels of customer service; and 4) apply state-of-the-art technology for the convenience of customers. Cascade’s mission statement is to “deliver the best in community banking for the financial well-being of customers and shareholders.” As is detailed elsewhere in this document, the current downturn in the economy and related declines in real estate values have had a direct and adverse affect on the financial condition and results of operations for the Company, making near term execution of its growth related strategies problematic until such time as economic conditions stabilize and/or improve. In the interim, the Company plans to conserve its capital and liquidity resources in light of the uncertain duration and severity of the present cycle.

     The Company is managed by legal entity and not lines of business and therefore it presents one principal operating segment for financial reporting purposes. For more information regarding the Company’s operating segment, see Note 1 to the Company’s consolidated financial statements included under “Basis of Presentation and Summary of Significant Accounting Policies.”

     The Company’s original market was Central Oregon, where in the past years population has grown in the 96th percentile nationally due largely to in-migration of those seeking the quality of life offered by the region. The Company has grown with the community to a point of holding a 26% deposit market share of this market. The combination of a historically fast growing economy and powerful market share contributed to sustained high performance until the 2007 economic downturn. In past years, management has sought to augment its banking footprint by expanding into other attractive Oregon markets, including Northwest and Southern Oregon. Loans and deposits in these markets total a combined 35% and 28%, respectively of total Company balances. In April of 2006, Cascade acquired Farmers and Merchants Bank (F&M) in Boise, Idaho. F&M held the top community bank deposit market share of 6.9% in Ada County at that time. At December 31, 2008, this newest market held loans and deposits of approximately 30% and 21%, respectively of total Company balances. This expansion furthered the diversification of the Company’s banking business into multiple states and markets.

     Key Performance Indicators

     Historically the Company has established the following performance goals: 1) consistently achieve growth in EPS that is above the norm of a group of peer banks; 2) consistently exceed peer bank return on tangible equity; 3) identify and prudently manage credit and business risk; 4) strive to profitably diversify revenue sources and markets, and; 5) deliver advanced technology for the benefit of its customers. In order to achieve these goals, the Company has established key measures that specify annual and multi-year growth targets for loans and deposits, set benchmarks for its credit quality and the net interest margin. In addition, non-financial measurements are set with respect to sales and customer relationship and retention goals to assist management in directing and monitoring results. Because of the deteriorating economic trends and losses incurred in 2008, the Company did not achieve its key goals as to loan, deposit growth, credit quality or profitability. As such, executives did not receive bonuses or raises in 2008. Neither did executives receive bonuses in 2007.

     The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are struggling due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly in Idaho and Oregon, and is predicted to increase further. In 2008, as a consequence of the continued downturn in real estate markets, the Company incurred elevated credit losses and was subject to the general slowing of economic growth within its footprint, causing results to fall short of many key performance targets.

Subsidiaries

     Bank of the Cascades

     The Bank is an Oregon State chartered bank, opened for business in 1977 and now operates 33 branches serving communities in Central, Southwest and Northwest Oregon, as well as in the greater Boise, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. It originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides investment and trust related services to its clientele.

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

     The principal office of the Bank is at 1100 NW Wall Street, Bend, Oregon 97701, 541-385-6205.

     Cascade Bancorp Statutory Trusts I, II, III and IV

     Cascade Bancorp Statutory Trusts I, II, III and IV are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of pooled trust preferred securities (“trust preferred securities”). The trusts were organized in December 2004, March 2006, and June 2006, respectively, in connection with four offerings of trust preferred securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 12 “Junior Subordinated Debentures” to the Company’s audited consolidated financial statements included in Item 8 of this report.

Employees

     The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Company had 545 full-time equivalent employees as of December 31, 2008, down from 559 at the prior year-end. This modest decrease primarily resulted from attrition of non-essential staff positions and realignment of positions to respond to current market conditions.

Executive Officers of the Registrant

     The names, ages as of December 31, 2008, and positions of the current executive officers of Bancorp are listed below.

Officer’s Name	Age	Position
Patricia Moss	55	President and CEO of Cascade Bancorp since 1998.
		CEO of Bank of the Cascades since 1998.
Gregory Newton	57	Executive Vice President, Chief Financial Officer and
		Secretary of Cascade Bancorp and Bank of the Cascades
		since 2002.
Michael Delvin	60	Executive Vice President and Chief Operating Officer
		of Cascade Bancorp since 1998 and President and Chief
		Operating Officer of Bank of the Cascades since 2004.
Peggy Biss	51	Executive Vice President, Chief Human Resources Officer of
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

     Credit risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes to identify and manage loan portfolio concentrations. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding its loan and investment activities. In addition, the Company also utilizes borrowings from reliable counterparties such as the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) to augment its liquidity. The Company also utilizes brokered deposits as part of its wholesale funding strategies. In February 2009, the FDIC informed the Bank that it was placing a temporary restriction on the Bank’s ability to increase brokered deposits. While this restriction is only in place until the completion of the Bank’s regulatory exam, the results of the exam may require a continued restriction on brokered deposits. Under banking regulation, regulators may further restrict or place additional limits on lending or funding activities of the Company.

     The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates. Operating related risks are managed through implementation of and adherence to a system of internal controls. Key control processes and procedures are subject to internal and external testing in the course of internal audit and regulatory compliance activities and the Company is subject to the requirements of Sarbanes Oxley Act of 2002. The present adverse economic climate has caused elevated risk levels in all banks, including the Company, thereby stressing risk management capabilities. The Company strives to augment and enhance its risk management strategies and processes as prudent and appropriate in managing the wide range of risks inherent in its business. However there can be no assurance that such strategies and processes will detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.

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

     The Bank competes for customers principally through the effectiveness and professionalism of its bankers and its commitment to customer service. In addition, it competes by offering attractive financial products and services, and by the convenient and flexible delivery of those products and services. The Company believes its community banking philosophy, technology investments and focus on small and medium-sized business, professional and consumer accounts, enables it to compete effectively with other financial service providers. In addition, the Company’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To compete for larger loans, the Bank may participate loans to other financial institutions for customers whose borrowing requirements exceed the Company’s internal lending limits.

Government Policies

     The operations of Bancorp’s subsidiary are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System and U.S. Department of Treasury fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.

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

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Because of the elevated credit risk and associated loss incurred in 2008, the Company cut its dividend to zero in the fourth quarter of 2008. Meanwhile regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, the Bank is required to seek permission prior to payment of cash dividends to Bancorp.

     Federal and State Bank Regulation

     The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured bank which is not a member of the Federal Reserve System, is subject to the supervision and regulation of the State of Oregon Department of Consumer and Business Services and Division of Finance and Corporate Securities, respectively, and to the supervision and regulation of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

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

  Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

     Bancorp, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

     Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

     Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

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

     Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) ”well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

     Banks that are downgraded from “well-capitalized” to “adequately capitalize” face significant additional restrictions. For example, an “adequately capitalized” status affects a bank’s ability to accept brokered deposits and enter into reciprocal CDARs contracts without the prior approval of the FDIC, and may cause greater difficulty obtaining retail deposit and such bank may have to pay higher interest rates to continue to attract those deposits. This status also affects a bank’s eligibility for a streamlined review process for acquisition proposals. In addition, banks that are “adequately capitalized” may not be eligible to participate in the TARP or CPP Programs.

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

     “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. Neither “significantly undercapitalized” nor “critically undercapitalized” institutions are eligible to participate in the TARP or CPP Programs.

     At December 31, 2008, the Company’s leverage, tier 1 capital and total risked-based capital ratios were 8.19%, 8.94% and 10.22%, respectively, and therefore is “well capitalized.” However, the Bank is currently undergoing its annual regulatory examination and there can be no assurance that the regulators will not downgrade the Bank’s capital rating. Additional future loan loss reserves, or a downgrade in the Bank’s capital rating could cause the Bank to be less than “well-capitalized” for regulatory purposes. The risk based capital category below ‘well-capitalized’ is deemed ‘adequately capitalized’. A failure to remain “well-capitalized” could result in additional regulatory restrictions (as described above), potentially including the issuance of a regulatory order by the FDIC, and may cause the Company to be ineligible to receive funds through the TARP Program.

     For information regarding the capital ratios and leverage ratio of Bancorp and the Bank see the discussion under the section captioned “Liquidity and Sources of Funds” included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 21 — Regulatory Matters in the notes to consolidated financial statements included in Item 8 Financial Statements and Supplementary Data, elsewhere in this report.

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

     The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The rule became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they will not be required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. This new proposal, which is intended to be finalized before the core banks may start their first transition period year under BIS II, will replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “BIS I-A” approach).

     The Company has not elected to adopt the requirements of this rule.

     Deposit Insurance

     The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

     Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance. With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. This credit was utilized to partially offset $1.1 million of assessments during 2007. In February 2009, the FDIC proposed to further increase insurance premiums and finalize a proposal to reflect risk factors into the premiums.

     On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.14 basis points, or approximately .285 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

     The enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. Deposits maintained at the Bank are insured by the FDIC up to $250,000 per account owner through December 31, 2009. On January 1, 2010, the standard coverage limits are scheduled to return to $100,000 for all deposit categories except Individual Retirement Accounts and certain other retirement accounts, which will continue to be insured up to $250,000 per account owner. The Bank is required to pay quarterly deposit insurance premiums to the FDIC.

     Transaction Account Guarantee Program

     The Bank participates in the FDIC’s Transaction Account Guarantee Program, which is one of the two primary components of the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”) which was adopted on November 21, 2008. Under the TLGP, effective October 14, 2008, through December 31, 2009, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

     Temporary Liquidity Guarantee Program

     The FDIC has stated that the purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies, and by providing full coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Participating institutions are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts. The Bank elected to participate in both parts of the TLGP, and Bancorp elected to participate in the senior unsecured debt portion of the program. The amount of greater than 30 day unsecured senior debt that is eligible for the program is limited to 125% of the amount of such debt outstanding as of September 30, 2008. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As the Company did not have any unsecured senior debt outstanding as of September 30, 2008, the maximum amount of unsecured senior debt that can be issued under the program is limited to two percent of its total liabilities as of September 30, 2008. On February 12, 2009 the Bank issued $41 million of TLGP under this program comprised of $16 million floating rate and $27 million fixed rate notes maturing February 12, 2012.

     Emergency Economic Stabilization Act of 2008

     In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. The Company has applied for up to three percent of its risk-weighted assets under the TARP Program and its application is currently designated as “pending”. Management believes that any investment by the Treasury through the TARP Program may be conditioned on the Company’s receipt of private equity capital.

     On February 25, 2009 the Treasury announced the terms and conditions for the Capital Assistance Program (CAP). The purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under CAP, federal banking supervisors will conduct forward-looking assessments to evaluate the capital needs of the major U.S. banking institutions under a more challenging economic environment. Should that assessment indicate that an additional capital buffer is warranted, banks will have an opportunity to turn first to private sources of capital. In light of the current challenging market environment, the Treasury is making government capital available immediately through the CAP to eligible banking institutions to provide this buffer. Eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in the coordinated supervisory assessments, and may access the CAP immediately as a means to establish any necessary additional buffer. Eligible U.S. banking institutions with consolidated assets below $100 billion are also eligible to obtain capital from CAP if they qualify.

     Capital provided under the CAP will be in the form of a preferred security that is convertible into common equity at a 10 percent discount to the 20 day volume weighed average price prevailing prior to February 9th. CAP securities will carry a 9 percent dividend yield and would be convertible at the issuer’s option (subject to the approval of their regulator). After 7 years, the security would automatically convert into common equity if not redeemed or converted before that date. Companies who participate in the CAP will be subject to similar conditions as are imposed under the TARP Program.

     Community Reinvestment Act

     The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

     Financial Privacy

     The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

     Anti-Money Laundering and the USA Patriot Act

     A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

     The Company May Continue to be Adversely Affected by Current Economic and Market Conditions

     The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. Since mid-2007 the country has experienced a significant economic downturn. Business activity across a wide range of industries and regions has been negatively impacted and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly in Idaho and Oregon, and is predicted to increase further.

     Beginning in mid-2007 and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

     The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates. The current downturn in the economy and declining real estate values has had a direct and adverse affect on the financial condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences have experienced reduced ability to service their loan obligations and the market value of underlying collateral has decreased dramatically. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company, leading to a net loss for 2008. In addition, the Company experienced declining deposit resources because business and retail customers saw a reduction in overall level of assets and cash available to deposit in the bank. As a consequence, the Company increased its use of more volatile wholesale funds. There can be no assurance that these conditions will improve in the near term. Such conditions could continue to adversely affect the credit quality of the Company’s loans, liquidity profile and results of operations and financial condition. These conditions may also increase the Company’s need for additional capital which may not be available on terms acceptable to the Company, if at all.

     The banking industry and Company operates under certain regulatory restrictions that may further impair our revenues, operating income and financial condition.

     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Oregon Division of Finance and Corporate Securities (“DFCS”), the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

     We must also meet regulatory capital requirements imposed by our regulators. An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations. At December 31, 2008, we exceeded regulatory benchmarks for “well-capitalized” institutions. The Company’s annual examination by its primary banking regulators is currently in process. Upon conclusion of the examination, regulators could implement certain restrictions due to the high level of non-performing loans and adverse economic environment. The Company has not yet received its formal examination report from the regulators, but generally, they could, among other things, require management to reduce nonperforming assets, raise and/or improve capital levels, restrict dividend payments, improve liquidity, limit deposit pricing and restrict access to brokered or other volatile wholesale funds.

     Failure to meet capital requirements imposed by certain regulatory restrictions will have a negative impact on our financial condition, liquidity and results of operations.

     We are subject to regulatory capital guidelines, which are used to evaluate our capital adequacy based primarily on the regulatory weighting for credit risk associated with certain balance sheet assets and certain off-balance sheet exposures such as unfunded loan commitments and letters of credit. To be “well-capitalized” we must have a Tier 1 capital ratio of at least 6%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. If we are unable to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.

     Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. At December 31, 2008, the bank exceeded regulatory benchmarks for “well-capitalized” institutions. However, the Bank is currently undergoing its annual examination and there can be no assurances that upon completion of the exam the regulators will continue to categorize us as “well-capitalized.” Our inability to remain “well-capitalized” in the future would result in numerous mandatory supervisory actions and regulatory restrictions, including restrictions on our ability to make capital distributions, our ability to grow, our ability to raise deposits (particularly in the wholesale market) and could negatively impact the manner in which we are regulated by state and federal banking regulators. In addition, a failure to remain “well-capitalized” may result in the Company being ineligible to participate in the TARP or CAP Program, which in turn may have a significant negative impact on the Company’s ability to raise outside private capital. As of December 31, 2008 our primary sources for liquidity are from retail deposits and available borrowings at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Board (“FRB”) and any failure to remain “well-capitalized” may have a negative impact on our ability to access these sources of borrowings.

     The Company has a significant concentration in real estate lending. A sustained downturn in real estate within the Company’s markets could negatively impact the Company.

     Many of the Company’s loans are to real estate developers and are secured by real estate located in Oregon and Idaho. Declining real estate values and a severe constriction in the availability of mortgage financing has negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially. During 2008, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. We could see an increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. If these effects continue or become more pronounced, loan losses may increase more than we expect and our financial condition and results of operations may be adversely impacted.

     In addition, the Company’s loans in other real estate portfolios including commercial construction and commercial real estate could also suffer reduced cash flow and reduced collateral value. Nationally, delinquencies in these types of portfolios are increasing significantly. While our portfolios of these types of loans have not been as adversely impacted as residential loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly. These trends may continue and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations. See also “Loans – Real Estate Loan Concentration” In Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve. If current trends in the real estate markets continue, we expect that we may continue to experience increased delinquencies and credit losses, particularly with respect to The Bank’s residential development loans. Moreover, with the country currently in a recession, we expect that economic conditions in our market areas will worsen and that we could experience significantly higher delinquencies and credit losses.

     Representatives of the Federal Reserve Board, the FDIC, and the DFCS, our principal regulators, have publicly expressed concerns about the banking industry’s lending practices and have particularly noted concerns about real estate-secured lending. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. Additional provision for loan losses or charge-off of loans could adversely impact our results of operations and financial condition. See section “Loans – Loan Portfolio Composition” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detailed description of loan portfolio to which the reserve for credit losses applies.

     Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

     Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our primary funding source is customer deposits. During 2008, our core demand deposits declined by approximately $95 million because customers in general have experienced reduced funds available for core deposits. As a result, the amount of our wholesale funding has increased. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

     We rely on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank (“FHLB”) of Seattle, FRB discount window and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations, financial condition or capital ratings were to change. Our access to brokered deposits may be significantly limited if our capital rating decreases.

     In February 2009, the FDIC informed the Bank that it was placing a temporary restriction on the Bank’s ability to accept additional Brokered Deposits. While this restriction is only in place until the completion of the Bank’s regulatory exam, the results of the exam may require a continued restriction on brokered deposits. If we fall below the FDIC’s thresholds to be considered “well-capitalized”, regulators could further restrict access to brokered deposits and the FRB or FHLB could restrict or limit our access to secured borrowings. Such actions could have the effect of reducing secured borrowing capacity. In addition, the State of Oregon Treasurer may, under certain circumstances, exercise authority to increase required level of collateral to pledge against public deposits held at the bank from 10% to 110%. The Company has taken certain steps to plan for this possibility but such action would have the net effect of reducing total secured borrowing capacity. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to present adverse economic environment.

     Although we consider our sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled to seek additional sources of financing in the future. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. The Company’s stock price has been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

     The Company may elect or be compelled to seek additional capital in the future to augment capital ratios or levels or improve liquidity, but capital may not be available when it is needed.

     The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to offset elevated risks arising from adverse economic conditions, support our business, finance acquisitions, if any, or we may otherwise elect to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. In addition, private investors may condition their investment on receipt of funds from the Treasury under EESA or other available programs. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects. In that regard, current market conditions and investor uncertainty have made it very challenging for financial institutions in general to raise capital. There can be no assurance that the Company could successfully raise additional capital nor that if such capital was available its price would not be significantly dilutive to shareholders.

     In light of diverse and uncertain economic conditions, the Company is currently seeking additional equity capital to bolster the Company’s capital and liquidity positions. The Company may not be able to obtain such financing or it may be only available on terms that are unfavorable to the Company and its shareholders. In the case of equity financings, dilution to Bancorp’s shareholders could result and securities issued in such financings may have rights, preferences and privileges that are senior to those of Bancorp’s current shareholders. Under the Company’s articles of incorporation, the Company may issue preferred equity without first obtaining shareholder approval. Debt financing may include covenants that restrict Bancorp’s operations and interest charges would detract from future earnings. In the event additional capital is not available on acceptable terms through available financing sources, the Company may instead take additional steps to preserve capital, including slowing or reduced lending, selling certain assets, increasing loan participations. The Company reduced its dividend to $.01 in the third quarter of 2008, and we eliminated our cash dividend at year end as part of its effort to preserve capital under current adverse economic conditions. There can be no assurance that the Company’s current shareholders will not be diluted or that possible future dividends will not be adversely affected.

     On October 3, 2008, Congress approved the $700 billion EESA of 2008. The first phase of implementation of EESA included a $250 billion Treasury Capital Purchase Program. The Company applied for up to three-percent of its total risk-weighted assets in capital, which would be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter. The Company’s application for TARP funds is currently designated as “pending.” There can be no assurance or guarantee that the Treasury will select the Company to participate in its Capital Purchase Program, or that upon completion of its annual examination the Bank will remain eligible to participate in the TARP Program. The Company believes that an investment by the Treasury through the TARP Program may be conditioned on the Company’s receipt of private equity capital which may not be available on terms acceptable to the Company, or may not be available at all.

     Home values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

     Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. During 2008, we acquired a significant amount of OREO relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2009 will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties will have a material adverse effect on our results of operations and financial conditions.

     Concern of customers over deposit insurance may cause a decrease in deposits.

     With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our liquidity, funding costs and net income.

     Our deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

     The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

     On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. In addition, on March 2, 2009 the FDIC proposed a special insurance assessment applicable to all banks to maintain its insurance fund at targeted ratios. Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates, and/or a significant special assessment could have a material adverse effect on our earnings.

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

     The Company is subject to extensive regulation which undergoes frequent and often significant changes.

     The Company’s operations are subject to extensive regulation by federal and state banking authorities which impose requirements and restrictions on the Company’s operations. The regulations affect the Company’s investment practices, lending activities, and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, could limit the products the Company can offer or increase the ability of non banks to compete and could adversely affect the Company in significant but unpredictable ways which in turn could have a material adverse effect on the Company’s financial condition or results of operations. Failure to comply with the laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation which could have an adverse effect on the Company’s business and financial results.

     The financial services business is intensely competitive and our success will depend on our ability to compete effectively.

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

     Bancorp is a separate legal entity from the Bank and substantially all of Bancorp’s revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations. In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditor. Because of the elevated credit risk and associated loss incurred in 2008, regulators have required the Company to seek permission prior to payment of dividends on common stock (if any) or on Trust Preferred Securities. In addition, the Bank is required to seek permission prior to payment of cash dividends to Bancorp. If the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which would have a material adverse effect on the Company’s financial condition and results of operations.

     The Company may not be able to attract or retain key banking employees.

     We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and senior lending officers. We have entered into employment agreements with several members of senior management. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

     The Company strives to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense which will limit the Company’s ability to hire new professionals. Banking related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.

     The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

     While the Company’s securities are mainly guaranteed by government sponsored enterprises such as FNMA, GNMA, FHLMC and FHLB, the present volatility and relative illiquidity in financial markets may cause certain investment securities held within our investment portfolio to become less liquid. This coupled with the uncertainty surrounding the credit risk associated with the underlying collateral may cause material discrepancies in valuation estimates obtained from third parties. Volatile market may affect the value of securities through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income, equity, and capital ratios.

     Risks Associated With The Company’s Common Stock

     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

☐	Actual or anticipated variations in quarterly results of operations.

☐	Recommendations by securities analysts.

☐	Operating and stock price performance of other companies that investors deem comparable to the Company.

☐	News reports relating to trends, concerns and other issues in the financial services industry.

☐	Perceptions in the marketplace regarding the Company and/or its competitors.

☐	New technology used, or services offered, by competitors.

☐	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

☐	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

☐	Changes in government regulations.

☐	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to change regardless of operating results.

     An Investment In The Company’s Common Stock is not an insured deposit.

     The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     At December 31, 2008, the Company conducted full-service community banking through 33 branches, including eleven in Central Oregon, three in the Salem/Keizer area, six in Southern Oregon, one office in Portland, and 12 branches serving the greater Boise area.

     In Oregon, three branch buildings are owned and are situated on leased land. The Bank owns the land and buildings at seven branch locations. The Bank leases the land and buildings at eleven branch locations. In addition, the Bank leases space for the Operations and Information Systems departments located in Bend. All leases include multiple renewal options.

     In Idaho, Cascade owns the land and buildings at nine branch locations and leases the land and building at three branch locations.

     Cascade’s main office is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet (sq. ft.). The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. The current rent is $6,084 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. A separate drive-up facility is also located on this site.

     In 2004, the Bank purchased the Boyd Building with 26,035 square feet in downtown Bend. This building is now occupied by Credit Services, Mortgage Division, Deposit Services and Administrative/Executive offices.

     The Bank sold the Cascade Building in the Old Mill district of Bend in early 2007, to the partners in the construction at a cost-plus price basis that was agreed upon earlier. The Bank leased back 2,000 sq. ft. for its Old Mill banking branch.

     In December 2008, the Bank opened a new Salem regional office, which houses branch banking services, a mortgage center, commercial lending, professional banking and a trust department. In addition, during 2008 the Bank closed its West Salem branch.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a), (b), (c): The Company held a special meeting of shareholders on December 19, 2008. The record date for the meeting was October 27, 2008, at which time there were 28,088,110 shares of common stock outstanding. Holders of 25,283,641 shares (90.1%) were present at the meeting in person or by proxy. At the meeting, shareholders were asked to act upon, and ultimately voted to approve, the following two proposals:

Proposal 1.	To approve an amendment to our Articles of Incorporation to authorize 5,000,000 shares of preferred stock with limited voting rights:

Votes	Votes	Votes
“FOR”	“AGAINST”	“ABSTAIN”
16,780,664	1,472,405	53,518

Proposal 2.	To approve an amendment to our Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 35,000,000 to 45,000,000:

Votes	Votes	Votes
“FOR”	“AGAINST”	“ABSTAIN”
24,353,839	818,559	57,284

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Cascade Bancorp common stock trades on the NASDAQ Capital Market under the symbol “CACB.” The high and low sales prices and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by the Nasdaq Capital Market for the periods indicated. Prices do not include retail mark-ups, mark-downs or commissions:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
High	$14.11	$10.12	$11.24	$9.80
Low	$9.25	$7.70	$6.56	$5.29

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
High	$31.00	$25.50	$24.85	$23.90
Low	$24.68	$21.43	$21.41	$13.92

     The Company declared a 25% (5:4) stock split in October 2006. The Company announced a policy of declaring regular quarterly cash dividends in 1997. However, in view of the present adverse and uncertain economic conditions and consistent with the Company’s dividend policy wherein quarterly cash dividends are to be paid from current earnings, the Board of Directors accordingly decided to omit the quarterly cash dividend for the first quarter of 2009. Future dividends will be dependent on the Company’s future earnings, capital requirements and financial condition. The dividends declared and paid listed below have been retroactively adjusted for past stock dividends and stock splits.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Per Share	Per Share	Per Share	Per Share
2009	N/A	N/A	N/A	N/A
2008	$0.10	$0.10	$0.01	$0.01
2007	$0.09	$0.09	$0.09	$0.10

     At February 28, 2009, the Company had 45,000,000 shares of common stock authorized with 28,088,110 shares issued and outstanding, held by approximately 8,400 shareholders of record.

     The following table sets forth Information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2008. Additional information regarding the Company’s equity plans is presented in Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

# of securities remaining
available for future
	# of securities to be	Weighted average	issuance under plan
	issued on exercise of	exercise price of	(excluding securities in
	outstanding options	outstanding options	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,089,091	$12.05	1,344,068

Equity compensations plans not approved by security holders	None	N/A	N/A
Total	1,089,091	$12.05	1,344,068

     On August 13, 2007, the Company announced that the Board authorized the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period and repurchased a total of 400,700 shares at an average price of $19.57 at year-end 2007. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, capital levels, risk factors, general economic conditions, established and special trading blackout periods, and other investment opportunities. The Company has not repurchased shares since the fourth quarter of 2007 and does not presently contemplate additional activity due to the elevated risk and uncertainty arising from the economic downturn. The Company had no repurchase activity in 2008.

Five-Year Stock Performance Graph

     The graph below compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2008 with: (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices; (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices; and (iii) a peer-group of publicly traded commercial banks. This comparison assumes $100.00 was invested on December 31, 2003, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and adjusted to give retroactive effect to material changes resulting from stock dividends and splits.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Cascade Bancorp	100.00	133.17	153.99	262.80	119.96	59.39
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13
Cascade Bancorp 2008 Peer Group*	100.00	115.45	129.10	165.04	117.90	51.21

*Cascade Bancorp 2008 Peer Group consists of publicly traded commercial banks, excluding Cascade Bancorp, headquartered in Oregon and Washington with total assets between $700 million and $3 billion in 2008.

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2008. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Company’s acquisitions during the five years ended December 31, 2008 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

(In thousands, except per share data and ratios; unaudited)
	Full Year	Full Year	Full Year	Full Year	Full Year
	2008	2007	2006	2005	2004
Balance Sheet Data (at period end)
Investment securities	$109,691	$87,015	$106,923	$59,286	$47,069
Loans, gross	1,956,184	2,041,478	1,887,263	1,049,704	859,559
Total assets	2,278,307	2,394,492	2,249,314	1,269,671	1,007,163
Total deposits	1,794,611	1,667,138	1,661,616	1,065,379	851,397
Non-interest bearing deposits	364,146	435,503	509,920	430,463	340,652
Customer relationship deposits (1)	1,430,175	1,566,220	1,461,537	1,031,370	824,814
Total common shareholders’ equity (book) (2)	135,239	275,286	261,076	104,376	86,432
Tangible common shareholders’ equity (tangible) (3)	127,318	160,737	144,947	97,653	79,542
Income Statement Data
Interest income	$137,772	$171,228	$138,597	$72,837	$50,911
Interest expense	42,371	62,724	40,321	13,285	4,903
Net interest income	95,401	108,504	98,276	59,552	46,008
Loan loss provision	99,593	19,400	6,000	3,050	3,650
Net interest income (loss) after loan loss provision	(4,192)	89,104	92,276	56,502	42,358
Noninterest income	19,991	21,225	18,145	13,069	12,940
Noninterest expense	173,671	62,594	52,953	34,201	29,578
Income (loss) before income taxes	(157,872)	47,735	57,468	35,370	25,720
Provision (credit) for income taxes	(23,306)	17,756	21,791	12,934	9,712
Net income (loss)	(134,566)	$29,979	$35,677	$22,436	$16,008
Share Data (2)
Basic earnings (loss) per common share	($4.82)	$1.06	$1.37	$1.06	$0.77
Diluted earnings (loss) per common share	($4.82)	$1.05	$1.34	$1.03	$0.74
Book value per common share	$4.81	$9.82	$9.22	$3.94	$3.29
Tangible value per common share	$4.53	$5.72	$5.11	$3.94	$3.29
Cash dividends paid per common share	$0.22	$0.37	$0.31	$0.26	$0.20
Ratio of dividends declared to net income	-4.56%	34.86%	22.65%	24.79%	26.66%
Basic Average shares outstanding	27,936	28,243	26,062	21,070	20,836
Fully Diluted average shares outstanding	27,936	28,577	26,664	21,780	21,624
____________________

Notes:

(1)

Customer relationship deposits include core deposit transaction accounts such as checking, money market and savings, while excluding all wholesale or brokered deposits and time deposits greater than $100,000.

(2)	Adjusted to reflect a 25% (5:4) stock split declared in March 2004 and October 2006.

(3)	Excludes goodwill, core deposit intangible and other identifiable intangible assets, related to the acquisitions of Community Bank of Grants Pass and F&M Holding Company.

(In thousands, except per share data and ratios; unaudited)
	Full Year	Full Year	Full Year	Full Year	Full Year
	2008	2007	2006	2005	2004
Key Ratios
Return on average total shareholders’ equity (book)	-47.90%	10.92%	17.48%	24.04%	20.39%
Return on average total shareholders’ equity (tangible)	-80.51%	18.83%	29.81%	25.93%	22.40%
Return on average total assets	-5.58%	1.28%	1.86%	1.97%	1.83%
Pre-tax pre provision return on average assets (1)	1.94%	2.87%	3.31%	3.37%	3.37%
Net interest spread	3.90%	4.20%	4.65%	4.85%	5.35%
Net interest margin	4.44%	5.23%	5.73%	5.67%	5.74%
Total revenue (net int inc + non int inc)	$115,153	$129,729	$116,431	$72,621	$58,948
Efficiency ratio (2)	150.61%	48.25%	45.49%	47.10%	50.18%
Credit Quality Ratios
Reserve for credit losses	48,205	37,038	26,798	14,688	12,412
Reserve to ending total loans	2.46%	1.81%	1.42%	1.40%	1.44%
Non-performing assets (3)	159,425	55,681	3,005	40	483
Non-performing assets to total loans	7.00%	2.33%	0.13%	0.00%	0.05%
Delinquent >30 days to total loans	0.33%	0.47%	0.18%	0.02%	0.02%
Net Charge off’s (NCOs)	86,302	9,110	1,282	773	991
Net loan charge-offs (annualized)	4.20%	0.46%	0.08%	0.08%	0.13%
Provision for loan losses to NCOs	115%	213%	468%	395%	368%
Mortgage Activity
Mortgage Originations	$121,663	$170,095	$176,558	$158,775	$141,407
Total Servicing Portfolio (sold loans)	$512,163	$493,969	$494,882	$498,668	$502,390
Capitalized Mortgage Servicing Rights (MSR’s)	$3,605	$3,756	$4,096	$4,439	$4,663
Capital Ratios
Average common shareholders’ equity to average assets	11.65%	11.74%	10.71%	8.19%	9.00%
Leverage ratio (4)	8.19%	9.90%	9.82%	9.30%	10.00%
Total risk-based capital ratio (4)	10.22%	11.27%	11.26%	10.72%	11.17%
____________________

Notes:

(1)	Excludes goodwill impairment.

(2)	Efficiency ratio is noninterest expense (adj for one-time reclass adj) divided by (net interest income + noninterest income).

(3)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and OREO non-performing.

(4)	Computed in accordance with FRB and FDIC guidelines.

Total Shares Outstanding as of 12/31/08	28,088,110

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 included elsewhere in this report.

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

Recent Developments

     Financial Overview: Goodwill Impairment and Other Adjustments as of December 31, 2008

     Subsequent to year end 2008 and after the issuance of its earnings release on January 29, 2009, the Company made adjustments which are reflected in the financial results for the fourth quarter and for the year ended December 31, 2008. The Company maintains risk based capital above regulatory benchmarks for “well-capitalized” banks at 10.22% after taking into account the effect of these items. The adjustments include:

  A noncash after-tax goodwill impairment charge of $105.0 million, resulting in the elimination of all previously recorded goodwill. Goodwill impairment is a noncash accounting adjustment that does not affect cash flow, capital or liquidity. Tier 1 and total regulatory capital ratios are unaffected by this adjustment;

  An increase in provision for loan losses totaling $14.8 million resulting from the following factors; (i) a $5.1 million increase mainly to increase the unallocated portion of the reserve for loan losses to 15%; (ii) an increase in specific reserves of approximately $9.7 million for certain real estate secured credits;

  A $22.9 million charge against the balance sheet item “reserve for credit losses” mainly resulting from valuation write-downs of nonperforming collateral dependent land development loans, with a corresponding reduction in nonperforming asset balances;

  A valuation adjustment of approximately $0.8 million to an OREO property based on receipt of an appraisal.

     Including the noncash goodwill charge of ($3.76) per share and other adjustments, the net loss for the full year 2008 totals ($4.82) per share or ($134.6 million) as compared to a net loss of ($0.76) per share or ($21.2 million) disclosed in our preliminary unaudited earnings release dated January 29, 2009. The above adjustments arose subsequent to the release date. The Company applied extensive procedures in its preliminary earnings report, including analysis from independent 3rd party experts and thorough examination of all significant estimates. However, subsequent to that date additional evidence arose as to the depth and duration of the current economic conditions, including evidence of the unprecedented weakness in banking stocks in general and a significant decline in the Company’s stock price in particular, which most directly resulted in the noncash goodwill impairment as discussed below. Certain of these adjustments were also a result of the subsequent information as to the condition and capacity of various obligors and appraisal valuation updates.

     2008 return on equity and tangible equity decreased to (47.90%) and (80.51%) respectively, from the previously reported (7.02%) and (11.79%). Following these adjustments, the Company maintained risk based capital above regulatory benchmarks for “well-capitalized” banks at 10.22% total risk based capital ratio. At December 31, 2008, the Company’s reserve for credit losses was $48.2 million or 2.46% of total loans and nonperforming assets (NPA’s) are reduced to $159.4 million or 7.0% of total assets.

     Goodwill is an intangible (noncash) asset that was booked mainly in connection with the accounting for the acquisition of F&M bank in Idaho in 2006. Goodwill impairment is a noncash accounting adjustment that writes-down this intangible asset. It does not affect cash flow, capital or liquidity, but reduces existing book value to a level very near “tangible” book value. Underscoring the ‘intangible’ aspect of goodwill is that Tier 1 and Total regulatory capital ratios are unaffected by this adjustment, and accordingly, the Company’s risk based capital continues to exceed regulatory benchmarks as a “well-capitalized”. The goodwill impairment reflected the 3rd party accounting firm’s recently updated interim impairment testing indicating the estimated fair value of the Company’s reporting unit as less than its book value resulting in a noncash after-tax impairment charge of $105.0 million, eliminating all previously recorded goodwill.

     On October 3, 2008, Congress approved the $700 billion Emergency Economic Stabilization Act of 2008 (EESA). The first phase of implementation of EESA included a $250 billion Treasury Capital Purchase Program. The Company applied for up to three-percent of its total risk-weighted assets in capital, which would be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter. The Company’s application is currently designated as “pending.” In addition, the Company is currently seeking private equity capital to bolster the Company’s capital and liquidity positions in this time of uncertainty and economic challenge. The Company may not be able to obtain either TARP or private equity financing or it may be only available on terms that are unfavorable to the Company and its shareholders. The Company believes that an investment by the Treasury through the TARP Program may be conditioned on the Company’s receipt of private equity capital. In addition, the Bank is currently undergoing its annual regulatory exam. If as a result of that exam the Bank is downgraded to “adequately capitalized” by regulatory standards, the Bank may no longer be eligible to receive funds through the TARP Program. In the event additional capital is not available from the TARP Program or on acceptable terms through available financing sources, the Company may instead take additional steps to preserve capital, including slowing or reducing lending, selling certain assets, and/or increasing loan participations. The Company reduced its cash dividend to $.01 in the third quarter of 2008, and we eliminated our cash dividend at year end as part of its effort to preserve capital under current adverse economic conditions.

     On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies, and by providing full coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Participating institutions are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts. The Bank elected to participate in both parts of the TLGP, and Bancorp elected to participate in the senior unsecured debt portion of the program. The amount of greater than 30 day unsecured senior debt that is eligible for the program is limited to 125% of the amount of such debt outstanding as of September 30, 2008. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As the Company did not have any unsecured senior debt outstanding as of September 30, 2008, the maximum amount of unsecured senior debt that can be issued under the program is limited to two percent of its total liabilities as of September 30, 2008. On February 12, 2009 the Bank issued $41 million of TLGP under this program comprised of $16 million floating rate and $27 million fixed rate notes maturing February 12, 2012.

     On February 25, 2009 the Treasury announced the terms and conditions for the Capital Assistance Program (CAP). The purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under CAP, federal banking supervisors will conduct forward-looking assessments to evaluate the capital needs of the major U.S. banking institutions under a more challenging economic environment. Should that assessment indicate that an additional capital buffer is warranted, banks will have an opportunity to turn first to private sources of capital. In light of the current challenging market environment, the Treasury is making government capital available immediately through the CAP to eligible banking institutions to provide this buffer. Eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in the coordinated supervisory assessments, and may access the CAP immediately as a means to establish any necessary additional buffer. Eligible U.S. banking institutions with consolidated assets below $100 billion may also obtain capital from the CAP.

     Capital provided under the CAP will be in the form of a preferred security that is convertible into common equity at a 10 percent discount to the price prevailing prior to February 9th. CAP securities will carry a 9 percent dividend yield and would be convertible at the issuer’s option (subject to the approval of their regulator). After 7 years, the security would automatically convert into common equity if not redeemed or converted before that date. Companies who participate in the CAP will be subject to similar conditions as are imposed under the TARP Program.

Critical Accounting Policies and Accounting Estimates

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

     Reserve for Credit Losses: The Company’s reserve for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses as well as consideration of the prevailing business environment. On an ongoing basis the Company seeks to refine its methodology such that the reserve is responsive to the effect that qualitative and environmental factors have upon the loan portfolio. However, external factors and changing economic conditions may impact the portfolio and the level of reserves in ways currently unforeseen. The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Reserve for Credit Losses” later in this report.

     Other Real Estate Owned and Foreclosed Assets: Other real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the reserve for loans losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expenses.

     Mortgage Servicing Rights (MSRs): Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. See also “Non-Interest Income” later in this item and footnote 7 of the Company’s Consolidated Financial Statements.

     Goodwill and other intangibles: Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step is to estimate the fair value of the reporting unit assuming it is sold in an orderly transaction between knowledgeable market participants. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company uses an independent third party accounting firm to perform its impairment testing which concluded no goodwill impairment at its annual test as of September 30, 2008. The third party performed an interim test as of December 31, 2008, and recently updated its analysis. This report concluded the estimated fair value of the Company’s reporting unit was less than its book value resulting in a noncash after-tax impairment charge of $105.0 million, eliminating all previously recorded goodwill.

Economic Conditions

     The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause deterioration of these local economies, resulting in an adverse affect on the Company’s financial condition or results of operations. Unemployment rates have increased significantly and are expected to increase further. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty.

     The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse affect on the condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences experienced reduced ability to service their loan obligations and the market value of underlying collateral was adversely effected, The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss for 2008. In addition, the Company experience declining deposit resources because business and retail customers saw a reduction in overall level of assets and cash available to deposit in the bank. As a consequence the Company increased its use of higher priced and more volatile wholesale funds.

Highlights and Summary of Performance – Q4 and Full Year 2008 Financial Performance

  Full Year 2008 Net Loss Per Share: at ($4.82) per share or ($134.6) million compared to earnings of $1.05 per share and $30.0 million net income in 2007.

  Fourth Quarter 2008 Net Loss Per Share: at ($4.92) per share or ($137.6) million compared to earnings of $0.01 per share and $0.3 million net income, respectively for the year ago quarter.

  Capital Ratio: exceeds regulatory benchmarks for “well-capitalized” designation at 10.22% total risk based capital.

  Fourth Quarter Provision for Loan Losses: at $61.3 million with net charge-offs of $64.0 million; year-end reserve for credit losses at $48.2 million or 2.46% of total loans.

  Total Loans: down 4.2% year-over-year and down 4.6% on a linked-quarter basis.

  Total Deposits: up 7.6% year-over-year, and up 2.1% on a linked-quarter basis.

  Net Interest Margin: at 4.09% for Q4-08 (4.42% as adjusted for interest reversals) compared to 4.42% linked quarter.

  Non-Cash after-tax Goodwill Impairment of $105.0 million: Results in the elimination of all previously recorded goodwill. Goodwill impairment is a noncash accounting adjustment that does not affect cash flow, capital or liquidity. Tier 1 and Total regulatory capital ratios are unaffected by this adjustment.

  Cash Dividend: Board of Directors omit dividend for current quarter; was $.01 in prior quarter.

     Net Interest Income

     Total interest income decreased approximately $33.5 million (or 19.5%) for 2008 primarily because of lower average yields, including interest reversed, and interest foregone on non-performing loans. Total interest expense for 2008 also declined by approximately $20.4 million (or 32.4%) for 2008 as compared to 2007 as a result of lower rates and reduced volumes of interest bearing deposits and borrowings. Accordingly, net interest income decreased to $95.4 million or 12.1% in 2008 over 2007. Yields earned on assets decreased to 6.40% for 2008, as compared to 8.21% in 2007. Meanwhile, the average rates paid on interest bearing liabilities for 2008 decreased to 2.49% compared to 4.01% in 2007.

     Loan portfolio and credit quality

     At December 31, 2008, Cascade’s loan portfolio was $1.96 billion, down 4.2% as compared to a year-ago and down 4.6% on a linked-quarter basis. Management believes that overall loan balances and growth will likely remain muted until such time as the economic downturn runs its course. The Bank’s residential development loans continue to be the most negatively effected by the downturn including several relatively large credits in both Idaho and Central Oregon being classified as non performing during the fourth quarter, necessitating write-downs to estimated fair value and prompting the significant provision and charge-offs discussed above. “See Loans – Loan Portfolio Comparison” below.

     At December 31, 2008, loans delinquent >30 days were at 0.33% of total loans compared to 0.21% for the linked-quarter and 0.47% at year-end 2007. This compares favorably to peer banks whose average delinquency rates were 0.89% at prior quarter end. At December 31, 2008 the delinquency rate in our commercial real estate (CRE) portfolio was just 0.40%. CRE loans represent the largest portion of Cascade’s portfolio at 36% of total loans. Delinquencies in our commercial loan portfolio were just 0.36%; this portfolio represents 30% of total loans. These statistics are one indication that as of year-end 2008 most of the Company’s total loans are performing well despite the economic conditions.

     Non-performing loans (NPL’s) increased to $120.5 million in the fourth quarter of 2008 mainly due to several large residential development project loans where the Bank determined that, more likely than not, certain borrowers would be unable to repay principal and interest according to the contractual terms of their loans. Upon such determination the Bank promptly charges down the balance of such loans to estimated fair value. NPL’s represented 5.3% of total assets at December 31, 2008 and compares with 4.5% for prior quarter and 1.9% a year ago. Net loan charge-offs for the quarter were $64.0 million arising mainly from deteriorating market prices for collateral dependent non-performing loans. This compares with $8.2 million in net charge-offs in the prior quarter and $6.5 million for the year ago quarter.

     Other Real Estate Owned (OREO) represents real estate loan collateral now owned by the Bank which is carried at approximate estimated fair value of $52.7 million at December 31, 2008 as compared to $37.2 million in the prior quarter. The OREO balance is net of a fourth quarter 2008 OREO valuation charge of $5.3 million that is accounted for as non-interest expense (see below). OREO is largely residential development or construction related properties. Note that this amount excludes a $13.8 million performing OREO commercial building because tenant revenues exceed the interest income previously received on the underlying loan.

     Non-performing assets (NPA’s) include NPL’s plus non-performing OREO properties as discussed above. NPA’s total $159.4 million or 7.0% of total assets compared to $109.1 million or 4.5% of total assets for the linked-quarter. The Company carries NPA’s at the estimated fair value; however, because of the uncertain real estate market, forward assurances cannot be given as to the timing of ultimate disposition of such assets or that selling price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management.

     At December 31, 2008 the total reserve for credit losses was $48.2 million or 2.46% of total loans. Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, forward assurances cannot be given that the reserve will be adequate in future periods or that the level of NPA’s will subside. Further provisioning and charge-offs may be required before values stabilize. See “Loans – Real Estate Loan Concentration” Below.

     Deposits

     Customer relationship deposits increased slightly during the fourth quarter to $1.4 billion or 1.4% at December 31, 2008, as compared to the linked-quarter and is down 8.7% when compared to a year-ago. The year-over-year decline is predominately a result of the economic downturn’s direct negative effect on retail and business customer cash available to deposit in their bank. Consistent efforts to retain and serve customers have proven successful with total customer numbers remaining constant. To provide additional customer assurances, the Company has chosen to participate in the FDIC’s temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying less than 0.50%. Additionally, under recent changes from the FDIC, all interest bearing deposit accounts are insured up to $250,000 through 12/31/2009. Total deposits were $1.8 billion at December 30, 2008, up 7.6% compared to a year-ago and up 2.1% on a linked-quarter basis as the Bank accessed the brokered time deposit market to augment aggregate deposits. Note that Cascade’s proportion of more expensive time deposits to total deposits continues to remain well below its peer banks because of its focus on relationship deposits. See “Deposit Liabilities and Time Deposit Maturities.”

     In addition to traditional deposits, the Company may utilize brokered deposits as a source of liquidity. At December 31, 2008, our brokered deposits were $147.9 million, compared to $9.9 million at December 31, 2007. In February 2009, the FDIC informed the Bank that it was placing a temporary restriction on the Bank’s ability to increase brokered deposits and limited pricing on deposits. While this restriction is only in place until the completion of the Bank’s regulatory exam, the results of the examination may require a continued restriction on brokered deposits.

     Non-interest income and expense

     Non-interest Income for the fourth quarter of 2008 was $4.0 million compared to the year-ago quarter of $5.1 million and $5.5 million for the linked-quarter. The linked-quarter non-interest income benefited from a non-recurring gain on sale of securities which accounts for about half of the period-to-period decline. In addition, the fourth quarter includes a $0.7 million fair value adjustment of investments underlying bank owned life insurance policies whose prices have been adversely impacted by the uncertain state of national credit markets. Bank service and other fee income categories were generally flat.

     Cascade’s residential mortgage origination volume was down 45.3% from the year-ago period at $20.1 million for the quarter, and compares to the linked quarter volume of $21.3 million. Lower originations caused net mortgage related revenues to decline to $0.3 million in the last two quarters, or about half the $0.6 million recorded for the year-ago period. Note that the Company has focused on originating appropriately underwritten conventional mortgage products throughout its history while purposefully avoiding sub-prime / option-ARM type products. As a result, the delinquency rate within Cascade’s $512 million portfolio of serviced residential mortgage loans is only 1.10% at December 31, 2008, significantly below the national mortgage delinquency rate of 6.99% at September 30, 2008. The fair value of servicing portfolio is estimated to exceed book value by amounts ranging from $0.5 million to $1.4 million. Mortgage refinance activity at Bank of the Cascades is up meaningfully in early 2009 in response to lower mortgage rates in concert with FRB and Treasury efforts to unfreeze mortgage markets.

     Total non-interest expense for 2008 increased 177.5% to $173.7 million as compared to 2007. This increase was primarily due to the noncash after-tax goodwill impairment charge of $105.0 million. Excluding this noncash charge, noninterest expenses increased approximately $5.9 million or 9.4% mainly due to $5.3 million in valuation reserves for OREO properties incurred in the fourth quarter. This expense resulted from the continuing decline in real estate values and reduced the Company’s OREO carrying value to current appraisals. Collection costs were also higher for the year. Human resource costs were down year-over-year as staffing was trimmed in response to slowing economy, and executive bonuses were foregone in both 2007 and 2008. Total non-interest expenses for 2007 were 18.0% higher compared to 2006, primarily due higher human resources costs in support of Cascades ongoing growth and infrastructure investments. Excluding OREO valuation and non recurring goodwill impairment charges the adjusted run rate for normalized non-interest expense during the fourth quarter 2008 was up modestly from the linked-quarter at approximately $16.1 million. Note that in context of the reported annual loss, the Company has made the decision to pay no 2008 bonuses. In addition, the Company has announced that there will be no executive salary increases effective in 2009.

     Cash dividend

     In view of the present adverse and uncertain economic conditions and consistent with the Company’s dividend policy wherein quarterly cash dividends are to be paid from current earnings, the Board of Directors has decided to omit the quarterly cash dividend at this time.

RESULTS OF OPERATIONS - Years ended December 31, 2008, 2007 and 2006

Income Statement Overview

     Net Income

     The Company reported a net loss for 2008 of ($134.6) million compared to net income of $30.0 million in 2007. The decrease was primarily due to the noncash after-tax goodwill impairment charge of $105.0 million which eliminated all previously recorded goodwill, and to a loan loss provision of $99.6 million, for a year-over-year provision increase of $80.2 million due to the deteriorating economic environment which adversely effected loan repayment capacity and collateral values, particularly with respect to residential land development loans. For the year, net interest income decreased $13.1 million or 12.1% due mainly to lower average yields, including interest reversed, and interest foregone on non-performing loans. Non-interest income was lower by $1.4 million or 6.6%. Non-interest expense increased $110.9 million or 177.5% for the year primarily due to the goodwill impairment charge of $105.0. In addition, OREO expenses which were $8.4 million in 2008 as compared to only $0.1 million in 2007. Also, tax expense decreased 231.3% as a result of a decrease in net income. Net income for 2007 decreased $5.7 million as compared to 2006. This decrease was primarily due to an increase of $13.4 million in loan loss provision over the prior year.

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

     Total interest income decreased approximately $33.5 million (or 19.5%) for 2008 primarily because of lower average yields, including interest reversed, and interest foregone on non-performing loans. Total interest expense for 2008 also declined by approximately $20.4 million (or 32.4%) for 2008 as compared to 2007 as a result of lower rates and reduced volumes of interest bearing deposits and borrowings. Accordingly, net interest income decreased to $95.4 million or 12.1% in 2008 over 2007. Net interest income increased 10.4% in 2007 over 2006 primarily due an increase in average earning assets of 21.5% over 2006. Yields earned on assets decreased to 6.40% for 2008, as compared to 8.21 in 2007 and 8.07% in 2006. Meanwhile, the average rates paid on interest bearing liabilities for 2008 decreased to 2.49% compared to 4.01% in 2007 and 3.42% in 2006.

     The Company’s net interest margin (NIM) decreased to 4.44% for 2008, as compared to 5.23% for 2007. Three factors contributed to the lower NIM for the year ended December 31, 2008, including interest forgone and reversed on NPA’s, lower average balances in non-interest bearing deposit accounts for the quarter, and the effect of lower market interest rates on the Company’s asset and liability mix. The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. The Company’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets. Because of its relatively high proportion of non-interest bearing funds, the Company’s NIM is most adversely affected in the event the federal funds rate falls to a very low level.

     Net interest income would have been $100.4 million had the NPL’s been paying in accordance with the terms of the loans, and the amount of interest income that would have been included in net interest income for that period for such loans.

     Components of Net Interest Margin

     The following table presents further analysis of the components of Cascade’s net interest margin and sets forth for 2008, 2007, and 2006 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended			Year ended			Year ended
	December 31, 2008			December 31, 2007			December 31, 2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield	Average	Income/	Yield or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$85,034	$4,462	5.25%	$93,793	$5,259	5.61%	$98,324	$4,919	5.00%
Non-taxable securities (1)	5,211	255	4.89%	7,952	283	3.56%	8,831	384	4.35%
Interest bearing balances due from
Federal Home Loan Bank	13	0	0.00%	3,735	195	5.22%	7,293	344	4.72%
Federal funds sold	2,026	31	1.53%	3,910	187	4.78%	11,156	510	4.57%
Federal Home Loan Bank stock	11,458	111	0.97%	6,991	42	0.60%	5,617	7	0.12%
Loans (1)(2)(3)(4)	2,054,199	133,346	6.49%	1,974,435	165,690	8.39%	1,590,315	132,847	8.35%
Total earning assets	2,157,941	138,205	6.40%	2,090,816	171,656	8.21%	1,721,536	139,011	8.07%
Reserve for loan losses	(38,827)			(24,498)			(22,026)
Cash and due from banks	48,341			55,427			62,374
Premises and equipment, net	37,273			38,307			35,082
Other Assets	207,094			178,682			116,867
Total assets	$2,411,822			$2,338,734			$1,913,833

Liabilities and Stockholders’ Equity
Int. bearing demand deposits	$844,136	15,540	1.84%	$889,069	30,727	3.46%	$696,100	19,608	2.82%
Savings deposits	36,761	135	0.37%	41,327	202	0.49%	46,756	216	0.46%
Time deposits	386,990	12,850	3.32%	340,324	15,804	4.64%	198,415	8,108	4.09%
Other borrowings	434,112	13,846	3.19%	294,854	15,991	5.42%	237,206	12,389	5.22%
Total interest bearing liabilities	1,701,999	42,371	2.49%	1,565,574	62,724	4.01%	1,178,477	40,321	3.42%
Demand deposits	407,980			469,015			509,145
Other liabilities	20,904			29,590			22,773
Total liabilities	2,130,883			2,064,179			1,710,395
Stockholders’ equity	280,939			274,555			203,438
Total liabilities & equity	$2,411,822			$2,338,734			$1,913,833
Net interest income		$95,834			$108,932			$98,690
Net interest spread			3.92%			4.20%			4.65%
Net interest income to earning assets			4.44%			5.23%			5.73%
____________________

(1)	Yields on tax-exempt loans and securities have been stated on a tax-equivalent basis.

(2)	Average non-accrual loans included in the computation of average loans for 2008 was $86.3 million, $20.6 million for 2007 and insignificant for 2006.

(3)	Loan related fees recognized during the period and included in the yield calculation were $4.6 million, $5.8 million in 2007 and $4.8 million in 2006.

(4)	Includes mortgage loans held for sale.

     Changes in Interest Income and Expense

     The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories:

	Year ended December 31,
	2008 over 2007			2007 over 2006
	Total	Amount of Change		Total	Amount of Change
	Increase	Attributed to		Increase	Attributed to
(dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(32,344)	$6,694	$(39,038)	$32,843	$32,087	$756
Taxable securities	(797)	(491)	(306)	340	(227)	567
Non-taxable securities	(28)	(98)	70	(101)	(38)	(63)
Interest bearing balances due
from FHLB	(195)	(194)	(1)	(149)	(168)	19
Federal Home Loan Bank stock	69	27	42	35	2	33
Federal funds sold	(156)	(90)	(66)	(323)	(331)	8
Total interest income	(33,451)	5,848	(39,299)	32,645	31,325	1,320
Interest expense:
Interest on deposits:
Interest bearing demand	(15,187)	(1,553)	(13,634)	11,119	5,436	5,683
Savings	(67)	(22)	(45)	(14)	(25)	11
Time	(2,954)	2,167	(5,121)	7,696	5,799	1,897
Other borrowings	(2,145)	7,552	(9,697)	3,602	3,010	591
Total interest expense	(20,353)	8,144	(28,497)	22,403	14,220	8,182
Net interest income	$(13,098)	$(2,296)	$(10,802)	$10,242	$17,105	$(6,862)

     Loan Loss Provision

     At December 31, 2008, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was 2.46% of outstanding loans, as compared to 1.81% for the year ago period. The loan loss provision was $99.6 million in 2008, $19.4 million in 2007 and $6.0 million in 2006. Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for credit losses. At December 31, 2008, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions. For further discussion, see “Reserve for Credit Losses” below. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses or that additional provision expense will not be required should economic conditions remain adverse. See Item 1A “Risk Factors” and “Highlights – Loan Growth and Credit Quality” earlier in this item.

     Non-interest Income

     Total non-interest income was $20.0 million, 5.8% below the prior year, primarily due to a decrease of 83.2% in earnings on bank-owned life insurance due to lowered investment returns in the volatile securities markets that persisted in 2008. 2007 non-interest income increased compared to 2006 due to increased volume of banking accounts and related fee-based transaction activity in deposit account services and overdraft transactions. Income related to residential mortgage origination activity decreased approximately 23.1% in 2008 as compared to 2007 as a result of tightening credit conditions in national markets and related home-buyer caution.

     Mortgage Banking Income - Home Mortgage Originations and Mortgage Related Revenue

     The Company provides residential mortgage services on a direct to customer basis and does no business through third party (brokerage) channels. The Company has focused its originations in conventional mortgage products while avoiding sub-prime/option-ARM type products. The low delinquency rate within Cascade’s loan servicing portfolio underscores this long-held discipline in mortgage origination. At year end, the portfolio contained about

3,600 mortgage loans of which only 21 were past due more than 30 days. The delinquency rate on this $512 million portfolio of serviced residential mortgage loans was at only 1.10%, notably below the national mortgage delinquency rate of 11.18% at December 31, 2008.

     Residential mortgage originations totaled $121.7 million in 2008, down 28.5% when compared to $170.1 million in 2007. Related net mortgage revenue was $2.1 million, a decrease of 22.2% compared to $2.7 million for the previous year. Non-Interest income arising from mortgage services totaled approximately $3.0 million in 2006. The general level and direction of interest rates directly influence the volume and profitability of mortgage banking. Rates continued to decrease in 2008 and 2007, compared to stabilized rates in 2006. Despite the lower interest rate climate in 2008, the tightening of credit conditions in national markets and related home-buyer caution caused residential mortgage originations to decline in 2008 to $121.7 million or 28.5% less than the $170.1 million in 2007. Net mortgage related revenue was down 22.2% at $2.1 million compared to $2.7 million for 2007.

     The Company sells a predominant portion of its residential mortgage loans to Fannie Mae, a U.S. Government sponsored enterprise and other secondary market investors. The Company services such loans for Fannie Mae and is paid approximately .25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $512.2 million at December 31, 2008, an increase over $494.0 million at December 31, 2007 and compared to $494.9 million at December 31, 2006. The related Mortgage Servicing Rights (MSRs) were approximately $3.6 million in 2008 and $3.8 million in 2007.

     The fair value of mortgage servicing rights portfolio (MSR) is estimated to exceed book value by amounts ranging from $0.5 million to $2.4 million. The Company capitalizes the estimated market value of MSRs into income upon the sale of each originated mortgage loan. The Company amortizes MSRs in proportion to the servicing income it receives from Fannie Mae over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSRs balance that is specifically associated with a serviced loan that is refinanced or paid-off. At December 31, 2008, expressed as a percentage of loans serviced, the book value of MSR was .70% of serviced mortgage loans, while fair value was approximately .89% of serviced mortgages. Fair value as a percentage of loans serviced was estimated at 1.07% a year earlier.

     Mortgage loans not sold to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), are generally sold servicing released to other secondary market investors. Loans sold on this basis generate no future servicing fees for the Company.

     Non-interest Expenses

     Total non-interest expense for 2008 increased 177.5% to $173.7 million as compared to 2007. This increase was primarily due to the noncash after-tax goodwill impairment charge and expenses related to the Company’s OREO properties. Human resource costs were down year-over-year as staffing was trimmed in response to slowing economy, and executive bonuses were foregone in both 2007 and 2008. Total non-interest expenses for 2007 were 18.0% higher compared to 2006, primarily due higher human resources costs in support of Cascades ongoing growth and infrastructure investments. One of these investments was the conversion to a more robust core information technology system during the fourth quarter of 2007, providing an enhanced platform to support growth in the years ahead. The Company’s efficiency ratio was 150.6% in 2008 compared to 48.2% in 2007. Management anticipates that controllable expenses will continue to decline in 2009, however, collection and OREO related costs could increase depending on the direction of the economy. In addition, on March 2, 2009 the FDIC proposed a special insurance assessment in addition to prior increases in assessment rates which directly affect noninterest expense. Management is presently analyzing the FDIC announcement and its impact on the Company.

     Income Taxes

     The provision for income taxes decreased in 2008 primarily as a result of lower pre-tax income and increased in 2007 over 2006 due to higher pre-tax income. The Company’s effective tax rate remains lower than the statutory tax rate due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits and low income housing credits.

Financial Condition

     Balance Sheet Overview

     Total assets decreased 4.9% to $2.278 billion at December 31, 2008, compared to $2.394 billion at December 31, 2007. This was mainly the result of the noncash after-tax Goodwill Impairment of $105.0 million which resulted in the elimination of all previously recorded goodwill. Also, loans decreased $85.3 million or 4.2% to $1.956 billion at year-end 2008 as the downturn in economy reduced loan demand, and certain non performing loans were charged off. Deposits grew 7.6% to $1.795 billion over the prior year-end, mainly due to an increase in brokered time deposits of $123.0 million. Customer relationship deposits were lower as the effects of the slowing economy on retail and business customers resulting in generally lower deposit resources. Taking brokered time deposits into consideration, deposits decreased approximately 0.6% year-over-year.

     The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits, and capital position.

     Investment Securities

     The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2008, 2007, and 2006.

	December 31,
(dollars in thousands)	2008	2007	2006
U.S. Agency mortgage-backed securities	$93,534	$65,202	$72,610
U.S. Government and agency securities	8,726	10,497	19,319
Obligations of state and political subdivisions	3,741	6,917	9,180
Other asset-backed securities	3,260	3,538	4,019
Total debt securities	109,261	86,154	105,127
Mutual fund	430	412	390
Equity securities	—	449	1,406
Total investment securities	$109,691	$87,015	$106,923

     Mortgage-backed securities (MBS) are mainly adjustable rate (ARM) MBS. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.

     The Company’s investment portfolio increased by $22.7 million, or 26.1% from December 31, 2007 to December 31, 2008 as a result of increased purchase activity during the year. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2008:

(dollars in thousands)		Weighted
	Carrying	Average
Type and maturity	Value	Yield (1)
U.S. Agency mortgage-backed securities
Due after 5 but within 10 years	$6,352	5.22%
Due after 10 years	87,198	5.34%
Total U.S. Agency mortgage-backed securities	93,550	5.33%

U.S. Government and Agency Securities
Due within 1 year	2,026	6.04%
Due after 1 but within 5 years	6,684	5.27%
Total U.S. Government and Agency Securities	8,710	5.46%

State and Political Subdivisions (1)
Due within 1 year	200	4.78%
Due after 1 but within 5 years	1,805	6.04%
Due after 5 but within 10 years	1,736	6.09%
Total State and Political Subdivisions	3,741	5.99%

U.S. Agency asset-backed securities
Due within 1 year	688	5.54%
Due after 1 but within 5 years	2,572	5.39%
Total U.S. Agency asset-backed securities	3,260	5.42%

Total debt securities	109,261	5.37%

Mutual fund	430	4.69%
Total Securities	$109,691	5.36%
____________________

(1)	Yields on tax-exempt securities have been stated on a tax equivalent basis.

     The average years to maturity of the Company’s investment portfolio was 6.5 years at December 31, 2008 compared to 4.8 years at December 31, 2007. Duration of the portfolio is lower than average life since many of the securities are adjustable rate mortgage securities (ARM’s) with annual interest rate adjustments.

     Investments are mainly classified as “available for sale” and consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as the Government National Mortgage Association (“Ginnie Mae”), FNMA and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. The Company did not invest in securities backed by sub-prime mortgages and believes its investment portfolio has negligible exposure to such risk at this date. At December 31, 2008, the portfolio had an unrealized losses on available for sale securities of approximately $1.4 million and no other than temporary impaired securities.

Loans

     Loan Portfolio Composition

     Net loans represent 84% of total assets as of December 31, 2008. The Company makes substantially all of its loans to customers located within the Company’s service areas. As a result of the economic conditions and characteristics of the Company’s primary markets, including among others, the rapid growth in population and the nature of the tourism and service industry found in much of its market areas, Cascade’s loan portfolio has historically been concentrated in real estate related loans. At the time of the 2006 acquisition of F&M in Boise, Idaho,

F&M’s loan portfolio was similar in composition to that of Cascade. The Company is presently working to reduce its construction/lot portfolio in response to the challenging real estate economy. However achieving significant reduction could prove problematic without some improvement in economic conditions and market liquidity as well as in pricing of related real estate assets. Because of the nature of its markets, real estate lending is expected to continue as a major concentration within the loan portfolio. The Company has no significant agricultural loans.

     The following table presents the composition of the Company’s loan portfolio, at the dates indicated:

		% of		% of		% of		% of		% of
		gross		gross		gross		gross		gross
(dollars in thousands)	2008	loans	2007	loans	2006	loans	2005	loans	2004	loans
Commercial	$582,831	30%	$606,408	30%	$560,728	30%	$320,619	31%	$252,575	29%
Real Estate:
Construction/lot:	517,721	26%	686,829	34%	588,251	31%	220,230	21%	178,716	21%
Mortgage	96,248	5%	88,509	4%	80,860	4%	56,724	5%	52,668	6%
Commercial	703,149	36%	612,694	30%	606,340	32%	417,580	40%	338,392	39%
Consumer	56,235	3%	47,038	2%	51,083	3%	34,551	3%	37,209	4%
Total loans	1,956,184	100%	2,041,478	100%	1,887,262	100%	1,049,704	100%	859,560	100%
Less:
Reserve for loan losses	47,166		33,875		23,585		14,688		12,412
Total loans, net	$1,909,018		$2,007,603		$1,863,677		$1,035,016		$847,148

     The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total company-wide loans at December 31, 2008:

		% of		% of		% of		% of		% of
	Central	gross	Northwest	gross	Southern	gross		gross		gross
(dollars in thousands)	Oregon	loans	Oregon	loans	Oregon	loans	Idaho	loans	Total	loans
Commercial	$190,409	10%	$176,210	9%	$54,266	3%	$161,946	8%	$582,831	30%
Real Estate:
Construction/lot	167,218	9%	118,363	6%	52,244	3%	179,896	9%	517,721	26%
Mortgage	39,852	2%	9,641	0%	8,863	0%	37,892	2%	96,248	5%
Commercial	275,133	14%	131,122	7%	119,196	6%	177,698	9%	703,149	36%
Consumer	26,236	1%	6,461	0%	4,088	0%	19,450	1%	56,235	3%
Total loans	$698,848	36%	$441,797	23%	$238,657	11%	$576,882	29%	$1,956,184	100%

     At December 31, 2008, the contractual maturities of all loans by category were as follows:

(dollars in thousands)		Due after
		one year,
	Due within	but within	Due after
Loan Category	one year	five years	five years	Total
Commercial	$282,412	$203,213	$97,207	$582,831
Real Estate:
Construction/Lot	382,987	103,561	31,174	517,721
Mortgage	7,821	16,665	71,762	96,248
Commercial	21,781	80,000	601,368	703,149
Consumer	6,165	21,987	28,083	56,235
	$701,166	$425,425	$829,593	$1,956,184

     At December 31, 2008, variable and adjustable rate loans contractually due after one year totaled $935.2 million and loans with predetermined or fixed rates due after one year totaled $319.8 million.

     Real Estate Loan Concentration Risk

     Real estate loans have historically represented a significant portion of the Company’s overall loan portfolio and real estate is frequently a material component of collateral for the Company’s loans. Approximately two-thirds of total loans have exposure to real estate, including construction and lot loans (comprised of land development plus residential and commercial construction loan types), commercial real estate loans, residential mortgage loans, and consumer real estate. Risks associated with real estate loans include fluctuating land values, demand and prices for housing or commercial properties, national, regional and local economic conditions, changes in tax policies, and concentration within the Bank’s market area. Management believes that, because of the strong historic and projected population in-migration and related economic growth expected in the Bank’s markets, its real estate concentration risk is mitigated to an acceptable level over the long term. However because of the unprecedented economic deterioration and its effects on real estate no assurance can be given that the Company’s assessment of its real estate risks will be accurate in either the short or long term.

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

     (a) Residential land development category. This category is included in the construction/lot portfolio balances above, and represents loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment of such loans is generally the cash flow from developer sale of lots or improved parcels of land while real estate collateral, secondary sources and personal guarantees may provide an additional measure of security for such loans. Recent nationwide downturn in real estate has slowed lot and home sales within the Company’s markets and the credit crisis of the third quarter 2008 exacerbated the trend. This has adversely impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values. Weakness in this category of loans contributed significantly to the elevated level of provision for loan losses in the fourth quarter of 2008. The situation continues to be closely monitored and an elevated level of provisioning may be required should deterioration continue.

			% of
			Constr /	% of
		% of	lot	gross
(dollars in thousands)	12/31/2008	category	portfolio	loans	12/31/2007
Residential Land Development:
Raw Land	$72,329	36%	14%	4%	$107,160
Land Development	112,234	56%	22%	6%	183,809
Speculative Lots	14,855	7%	3%	1%	20,916
	$199,418	100%	39%	10%	$311,885
Geographic distribution by region:
Central Oregon	$74,209	37%	14%	4%	$107,150
Northwest Oregon	4,670	2%	1%	0%	5,328
Southern Oregon	12,722	6%	2%	1%	32,541
Total Oregon	91,601	46%	18%	5%	145,019
Idaho	107,816	54%	21%	6%	166,866
Grand total	$199,418	100%	39%	10%	$311,885

     (b) Residential construction category. This category is included in the construction/lot portfolio balances above, and represents financing of homeowner or builder construction of new residences and condominiums where the obligor generally intends to own the home upon construction (pre-sold), or builder construction of homes for resale (speculative construction).

     Pre-sold construction loans are underwritten to facilitate permanent mortgage (take-out) financing at the end of the construction phase. Especially with the turmoil in mortgage markets of the last year, no assurance can be made that committed take-out financing will be available at conclusion of construction.

     Speculative construction lending finances builders/contractors who rely on the sale of completed homes to repay loans. The Bank may finance construction costs within residential subdivisions or on a custom site basis. Speculative construction loans decreased in 2008 as a result of the nationwide downturn in residential real estate. This may impact certain builders by lengthening the marketing period for constructed homes and negatively affecting borrower liquidity and collateral values.

			% of
			Consrtr. /	% of
		% of	lot	gross
(dollars in thousands)	2008	category	portfolio	loans	2007
Residential Construction
Pre sold	$62,153	58%	12%	3%	$64,714
Lots	17,331	16%	3%	1%	20,575
Speculative Construction	28,461	26%	5%	1%	58,048
	$107,945	100%	21%	6%	$143,337
Geographic distribution by region:
Central Oregon	$43,593	40%	8%	2%	$52,785
Northwest Oregon	30,445	28%	6%	2%	31,652
Southern Oregon	5,799	5%	1%	0%	14,252
Total Oregon	79,837	74%	15%	4%	98,689
Idaho	28,109	26%	5%	1%	44,648
Grand total	$107,945	100%	21%	6%	$143,337

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

     The overall decline in 2008 in our commercial construction portfolio is mainly related to project completions. While our portfolios of these types of loans have not experienced the severe credit quality challenges experienced in residential construction projects, there can be no assurance that the credit quality in these portfolios will not be impacted should present challenging economic conditions persist. No assurance can be given that losses will not exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations.

			% of
			Consrtr. /	% of
		% of	lot	gross
(dollars in thousands)	2008	category	portfolio	loans	2007
Commercial Construction:
Pre sold	$27,826	13%	5%	1%	$61,298
Lots	16,404	8%	3%	1%	17,525
Speculative	143,719	68%	28%	7%	125,271
Speculative Lots	22,409	11%	4%	1%	30,815
	$210,358	100%	41%	11%	$234,909
Geographic distribution by region:
Central Oregon	$49,817	24%	10%	3%	$68,411
Northwest Oregon	83,720	40%	16%	4%	81,683
Southern Oregon	33,837	16%	7%	2%	39,235
Total Oregon	167,375	80%	32%	9%	189,329
Idaho	42,984	20%	8%	2%	45,580
Grand total	$210,358	100%	41%	11%	$234,909

     (d) Commercial real estate (CRE) portfolio. This $703.1 million portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. Management believes that commercial real estate collateral may provide an additional measure of security for such loans. CRE loans represent approximately 34% of total loans outstanding as of December 31, 2008. Approximately 51% of CRE loans are made to owner-occupied users of the commercial property, while 49% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses mitigates, but does not eliminate, commercial real estate risk. The average loan in the CRE portfolio is only about $0.6 million and 88% of balances are represented in loans under $5 million. This granular and well diversified portfolio has maintained low delinquency and only modest deterioration in the present downturn. However no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

		% of	% of
		total	gross
Commercial Real Estate:	2008	CRE	loans	2007
Owner occupied	$358,232	51%	18%	$325,990
Non-owner occupied	344,917	49%	18%	288,873
	$703,149	100%	34%	$614,863

     The following table provides the geographic distribution of the Company’s CRE loan portfolio by region as a percent of total company-wide CRE loans at December 31, 2008:

		% of		% of		% of		% of
		total		total		total		total
	Central	CRE	Northwest	CRE	Southern	CRE		CRE
Commercial Real Estate:	Oregon	loans	Oregon	loans	Oregon	loans	Idaho	loans	Total
Owner occupied	$148,556	21%	$47,031	7%	$53,670	8%	$108,975	15%	$358,232
Non-owner occupied	127,806	18%	84,624	12%	65,716	9%	66,771	9%	$344,917
Total loans	$276,362	39%	$131,655	18%	$119,386	17%	$175,746	25%	$703,149

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

     The unallocated portion of the reserve is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific reserves. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors , regulatory examinations, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may be further adjusted based upon the direction of various risk indicators. Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, levels and trends in delinquencies or non accrual loans, risks in originating loans in new or unfamiliar markets, risk of heightened imprecision of appraisals used in estimating real estate values, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for credit losses is available to absorb losses that may arise from any loan type or category. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period. As of year end 2008 the Company’s unallocated reserve balance was approximately 15% of its calculated reserve based upon the management’s assessment of elevated risk factors mainly relating to uncertain and adverse economic conditions and the level and trend of delinquencies, nonaccrual loans and charge-offs.

     The Bank’s ratio of reserve for credit losses to total loans has been relatively stable for the last several years but increased especially in the fourth quarter of 2008 reflecting higher risk resulting from the real estate downturn especially with respect to deterioration in the land development loan portfolio discussed above. The reserve was 2.46% at December 31, 2008 compared to 1.81% at December 31, 2007, and 1.42% at December 31, 2006. At this date, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions. The total amount of actual loan losses may vary significantly from the estimated amount. No assurance can be given that in any particular period, the reserve for credit losses will be sufficient, or that loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

     Effective in the fourth quarter of 2006, the Company began classifying reserves for unfunded commitments as a liability on the consolidated balance sheet. Such reserves are included as part of the overall reserve for credit losses. Prior to 2006, unfunded commitments were classified in accordance with industry practice of other banks in our peer group. Reserves for unfunded commitments totaled approximately $1,039 and $3,163 at December 31, 2008 and 2007, respectively.

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

     The following table allocates the reserve for credit losses among major loan types.

	2008			2007
	Reserve for	Allocated	Loan	Reserve for	Allocated	Loan
	loan and	reserve as	category as	loan and	reserve as	category as
	commitment	a % of loan	a % of total	commitment	a % of loan	a % of total
(dollars in thousands)	losses	category	loans	losses	category	loans
Commercial	$11,614	1.99%	29.79%	$10,388	1.71%	29.70%
Real Estate:
Construction/lot	18,722	3.62%	26.47%	13,433	1.96%	33.64%
Mortgage	1,696	1.76%	4.92%	1,521	1.72%	4.34%
Commercial	7,064	1.00%	35.94%	3,901	0.64%	30.01%
Consumer	1,893	3.37%	2.87%	1,684	3.58%	2.30%
Committed/unfunded	735	—	—	2,414	—	—
Unallocated	6,481	—	—	3,697	—	—
Total reserve for credit losses	$48,205	2.46%	100.00%	$37,038	1.81%	100.00%

	2006			2005
	Reserve for	Allocated	Loan	Reserve for	Allocated	Loan
	loan and	reserve as	category as	loan and	reserve as	category as
	commitment	a % of loan	a % of total	commitment	a % of loan	a % of total
	losses	category	loans	losses	category	loans
Commercial	$7,818	1.39%	29.71%	$3,526	1.10%	30.51%
Real Estate:
Construction/lot	6,328	1.08%	31.17%	2,445	1.11%	21.01%
Mortgage	1,112	1.38%	4.28%	567	1.00%	5.39%
Commercial	3,986	0.66%	32.13%	2,821	0.68%	39.81%
Consumer	2,050	4.01%	2.71%	1,281	3.71%	3.28%
Committed/unfunded	3,213	—	—	2,753	—	—
Unallocated	2,291	—	—	1,295	—	—
Total reserve for credit losses	$26,798	1.42%	100.00%	$14,688	1.40%	100.00%

	2008
	Reserve for	Allocated	Loan
	loan and	reserve as	category as
	commitment	a % of loan	a % of total
	losses	category	loans
Commercial	$3,740	1.48%	29.33%
Real Estate:
Construction/lot	1,643	0.91%	20.86%
Mortgage	572	1.08%	6.11%
Commercial	2,268	0.67%	39.39%
Consumer	1,518	4.08%	4.31%
Committed/unfunded	2,077	—	—
Unallocated	603	—	—
Total reserve for credit losses	$12,421	1.44%	100.00%

     The following table summarizes the Company’s reserve for credit losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Loans outstanding at
end of period	$1,956,184	$2,041,478	$1,887,262	$1,049,705	$859,559
Average loans outstanding
during the period	$2,054,199	$1,974,435	$1,590,315	$962,514	$737,421
Reserve for loan losses, balance
beginning of period	$33,875	$23,585	$14,688	$12,412	$9,399
Recoveries:
Commercial	800	378	122	241	202
Real Estate:
Construction	581	12	—	—	—
Mortgage	50	288	4	25	9
Commercial	62	—	37	—	—
Consumer	487	612	527	227	217
	1,980	1,290	690	493	428
Loans charged off:
Commercial	(10,411)	(4,634)	(529)	(405)	(363)
Real Estate:
Construction	(71,833)	(2,986)	—	—	(151)
Mortgage	(650)	(941)	(45)	—	—
Commercial	(2,139)	—	(7)	—	(17)
Consumer	(3,249)	(1,839)	(1,391)	(861)	(887)
	(88,282)	(10,400)	(1,972)	(1,266)	(1,420)
Net loans charged-off	(86,302)	(9,110)	(1,282)	(773)	(992)
Provision charged to operations	99,593	19,400	6,000	3,050	3,650
Reserves acquired from CBGP	—	—	—	—	354
Reserve for unfunded commitments
reclassified to other liabilities	—	—	(3,213)	—	—
Reserves acquired from F&M	—	—	7,392	—	—
Reserve balance, end of period	$47,166	$33,875	$23,585	$14,688	$12,412

Ratio of net loans charged-off to
average loans outstanding	4.20%	.46%	.08%	.08%	.13%
Ratio of reserve for loan losses to
loans at end of period	2.41%	1.66%	1.25%	1.40%	1.44%

     The following table presents information with respect to non-performing assets (NPAs): As of December 31, 2008 residential land development and construction represented about 62% of NPAs; Commercial construction 13%; commercial real estate 14% and Commercial and Industrial loans 9%.

	December 31,
	2008	2007	2006	2005	2004
Loans on nonaccrual status	$120,468	$45,865	$2,679	$40	$483
Loans past due 90 days or more
but not on nonaccrual status	5	51	—	—	—
OREO — non-performing	38,952	9,765	326	—	—
Total non-performing assets	$159,425	$55,681	$3,005	$40	$483

Operating commercial real estate OREO	$13,775	$—	$—	$—	$—
OREO — non-performing	38,952	9,765	326	—	—
Total OREO	$52,727	$9,765	$326	$—	$—

Selected ratios:
NPLs to total gross loans	6.16%	2.25%	0.14%	0.00%	0.06%
NPAs to total gross loans and OREO	7.94%	2.71%	0.16%	0.00%	0.06%
NPAs to total assets	7.00%	2.33%	0.13%	0.00%	0.05%

     The increase in non-performing assets at year-end 2008 is mainly due to difficulties in residential land development and construction related credits in the Boise, Idaho, as well as the Southern and Central Oregon markets. The increase is a result of the nationwide downturn in real estate which has slowed lot and home sales within the Company’s markets. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values (for further discussion, see “Real Estate Loan Concentration Risk” above).

     The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for 2008 was $2.7 million, $1.2 in 2007 and was insignificant for 2006.

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

     At December 31, 2008, the Company’s recorded investment in certain loans that were considered to be impaired was $120.5 million and specific valuation allowances were $2.7 million. Impaired loans were $45.9 million with specific valuation allowances of $3.9 at year-end 2007.

Bank-Owned Life Insurance (BOLI)

     The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See footnote 1 of the Company’s notes to consolidated financial statements located under item 8 of this report. During 2008 and 2007 the Bank did not purchase any new BOLI, however for 2006 the Bank purchased $13.6 million. The cash surrender value of the Bank’s total life insurance policies was $33.6 and $33.3 million at December 31, 2008 and 2007, respectively. The Bank recorded income from the BOLI policies of $.3 million in 2008, $1.6 million in 2007 and $.8 million in 2006.

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

Liabilities

     Deposit Liabilities and Time Deposit Maturities. At December 31, 2008, total deposits were $1.8 billion, up 7.6% from year-end 2007. Average deposits totaled $1.7 billion for the full year 2008, down 2.1% or $37.1 million on average from the prior year. 2008 average non-interest-bearing demand was down $50.8 million or 11.4% and average interest bearing demand (including money market deposits) was down $44.9 million or 5.1%. The year-over-year decline is predominately a result of the economic downturn’s direct negative effect on retail and business customer cash available to deposit in their bank. Consistent efforts to retain and serve customers have proven successful with the number of total customer relationships has remained consistent. In order to augment aggregate deposits the Company utilized brokered and Certificate of Deposit Registry Program (CDARS™) deposits. At December 31, 2008, such brokered deposits totaled $147.9 million and CDARS™ deposits totaled approximately $168.2 million. The FDIC has informed the Bank that pending the completion of its current examination it may restrict increases in brokered deposits. To provide additional customer assurances, the Company has chosen to participate in the FDIC’s temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying less than 0.50%. Additionally, under recent changes from the FDIC in October 2008, all interest bearing deposit accounts are insured up to $250,000 through 12/31/2009.

     Rates paid on all interest bearing deposit categories decreased in 2008 primarily as a result of lower average market interest rates. The increase in the average cost of interest-bearing deposits during 2007 was primarily the result of increases in interest rates offered on deposit products due to higher average market interest rates.

     Historically Cascade has had a relatively high proportion of its deposits in non-interest bearing accounts. However, during 2008 non interest bearing balances continued to ease to approximately 20.1% of total deposits as of year-end, compared to 26.1% at year end 2007. This decline is directly related to the downturn in economic activity with consumer and business customers having reduced cash available to deposit.

     Average time deposits during 2008 increased $46.7 million to $387.0 million as compared to 2007 averages. The increase in time deposits primarily resulted from the use of national market brokered CD’s that were part of the Company’s wholesale funding strategies in 2008. In addition, the Bank began using the CDARS™ program in 2006. CDARS™ deposits are utilized to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance (see “Deposits, Liabilities and Time Deposit Maturities” and “Liquidity and Sources of Funds” in this item). Of the increase in average time deposits during 2008, brokered CD’s and CDARS™ accounted for approximately $55.4 million and $138.4 million, respectively. The Company has not historically marketed high priced time deposits within local markets as they are not believed to be key to its relationship banking strategy.

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

(dollars in thousands)	Years ended December 31,
	2008		2007		2006
Deposit Liabilities	Average		Average		Average
		Rate		Rate		Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Demand	$407,980	N/A	$469,015	N/A	$509,145	N/A
Interest-bearing demand	844,136	1.84%	889,069	3.46%	696,100	2.82%
Savings	36,761	0.37%	41,327	0.49%	46,756	0.46%
Time	386,990	3.32%	340,324	4.64%	198,415	4.09%
Total Deposits	$1,675,867		$1,739,735		$1,450,416

     As of December 31, 2008, the Company’s time deposit liabilities had the following times remaining to maturity:

(dollars in thousands)	Time deposits of		All other
	$100,000 or more (1)		Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent
3 months or less	$136,028	39.03%	$100,952	43.50%
Due after 3 months through
6 months	8,761	2.51%	75,480	32.53%
Due after 6 months through
12 months	97,480	27.97%	37,646	16.22%
Due after 12 months	106,248	30.49%	17,974	7.75%
Total	$348,516	100.00%	$232,053	100.00%
____________________

(1)	Time deposits of $100,000 or more represents 15.0% of total deposits as of December 31, 2008.

(2)	All other time deposits represent 17.4% of total deposits as of December 31, 2008.

     Junior Subordinated Debentures. The purpose of the Company’s $68.6 million of trust preferred securities was to fund the cash portion of the F&M acquisition, to support general corporate purposes and to augment regulatory capital. Management believes the securities qualify as Tier 1 regulatory capital and are priced at a competitive level. The Company’s obligations under the Junior Subordinated Debentures (the “Debentures”) and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts. The trust preferred securities are subject to mandatory redemption upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The trust preferred securities may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the trust preferred securities. See Note 12 of the consolidated financial statements included in Item 8 of this report for additional details.

     Other Borrowings. At December 31, 2008 the Bank had a total of $128.5 million in long-term borrowings from Federal Home Loan Bank (FHLB) with maturities from 2009 to 2025, bearing a weighted-average interest rate of 3.54%. In addition, at December 31, 2008, the Bank had short-term borrowings with the Federal Reserve Bank (FRB) of approximately $120.5. At year-end 2007, the Bank had a total of $117.4 million in long-term borrowings from FHLB with maturities from 2008 to 2025. Approximately $77.3 million of this amount bears a fixed or adjustable weighted average rate of 3.94% while the remaining $40.0 million float with LIBOR. In addition, at December 31, 2007, the Bank had short-term borrowings with FHLB and FRB of approximately $175.8 million and $34.7 million, respectively. (See MD&A “Liquidity and Sources of Funds” for further discussion).

     Contractual Obligations. As of December 31, 2008, the Company has entered into the contractual obligations to make future payments as listed below:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
(dollars in thousands)	Total	1 Year	Years	Years	5 Years
Time deposits of $100,000 and over	$348,516	$242,269	$106,247	$—	$—
Federal Home Loan Bank advances	128,457	24,000	45,076	886	58,495
Junior subordinated debentures	68,558	—	—	—	68,558
Operating leases	17,267	2,070	4,932	1,462	8,803
Total contractual obligations	$562,798	$268,339	$156,255	$2,348	$135,856

     Off-Balance Sheet Arrangements. A schedule of significant off-balance sheet commitments at December 31, 2008 is included in the following table (dollars in thousands):

Commitments to extend credit	$465,500
Commitments under credit card lines of credit	30,522
Standby letters of credit	18,583
Total off-balance sheet commitments	$514,605

     See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Stockholder’s Equity

     The Company’s total stockholders’ equity at December 31, 2008 was $135.2 million, a decrease of $140.0 million from December 31, 2007. The decrease primarily resulted from the net loss for the year ended December 31, 2008 of $134.6 million plus cash dividends paid to shareholders of $6.2 million during 2008. In addition, at December 31, 2008 the Company had accumulated other comprehensive loss of approximately $.1 million.

CAPITAL RESOURCES

     At December 31, 2008, the Company and Bank continued to meet the regulatory benchmarks for “well-capitalized” institutions. At December 31, 2008, the Company’s Tier 1 and total risked-based capital ratios were 8.92% and 10.19%, respectively. The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively. Additional information regarding capital resources is located in Note 21 of the Notes to the Consolidated Financial Statements included in item 8 this report.

     Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. At December 31, 2008, the Company exceeded regulatory benchmarks for “well-capitalized” institutions. However, the Bank is currently undergoing a regulatory examination and there can be no assurance that upon completion of the exam the regulators will continue to categorize the Bank “well-capitalized.”

     The Company is currently seeking additional equity capital to bolster the Company’s capital and liquidity positions. The Company may not be able to obtain such financing or it may be only available on terms that are unfavorable to the Company and its shareholders. In addition, the Company has applied for up to three-percent of its total risk-weighted assets in capital under the TARP Program, which would be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter. The Company’s application is currently designated as “pending.” There can be no assurance or guarantee that the Treasury will select the Company to participate in its Capital Purchase Program. The Company believes that an investment by the Treasury through the TARP Program may be conditioned upon the receipt of private equity financing.

     From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At December 31, 2008, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

LIQUIDITY AND SOURCES OF FUNDS

     Liquidity is essential to our business. Our primary funding source is customer deposits which may be directly affected by the economy. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in their bank. Our customer relationship deposit balances fell approximately $136 million over the course of 2008, including a decline in noninterest bearing demand deposits of approximately $71 million. As a result, the Company has increased its use of wholesale funding including brokered deposits and secured borrowings from FHLB and FRB. In response to the adverse economic conditions, The Company has been, and will continue to work toward, reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loan totals and other assets as possible, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the course of 2009. However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could still have a material adverse effect on the Company’s liquidity.

     Bancorp is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the bank. Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to Bancorp. In addition, Bancorp receives cash from the exercise of incentive stock options and the issuance of trust preferred securities. If the Company desires to raise funds in the future the Company may consider engaging in further offerings of preferred securities, debentures or other borrowings as well as issuance of capital stock.

     The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank. The Company views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits. Over the past several quarters customer relationship deposits have declined in tandem with the slowing economy. Accordingly the Bank has increased its overall use of wholesale funding sources and anticipates that such will be the case until the economy rebounds.

     Diversified and reliable sources of wholesale funds are utilized to augment core deposit funding. Borrowings may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities. The Bank utilizes its investment securities, certain loans and FHLB Stock to provide collateral to support its borrowing needs. Policy requires the analysis and testing of such sources to ensure ample cash flow is available under a range of circumstances. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions. One source of wholesale funding is brokered deposits. Consistent with its risk management policy and in response to the general tightening of credit and liquidity conditions in the financial markets at large, the Bank recently increased its use of brokered deposits. At December 31, 2008, such deposits totaled approximately $147.9 million compared to $9.9 million at December 31, 2007, exclusive of CDARS deposits. In February 2009, the FDIC informed the Bank that it was placing a temporary restriction on the Bank’s ability to increase wholesale brokered deposits and limited pricing on deposits. While this restriction is only in place until the completion of the Bank’s regulatory exam, the results of the examination may require a continued restriction on brokered deposits.

     The Bank’s primary counterparty for borrowing purposes is the FHLB. At December 31, 2008, the FHLB had extended the Bank a secured line of credit of $829.6 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2008, the Bank had qualifying collateral pledged for FHLB borrowings totaling $360.2 million. The Bank also had $195.0 million in borrowing availability from the FRB that requires specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. At December 31, 2008, the Bank had remaining available borrowing capacity on its aggregate lines of credit totaling $577.3 million however present collateral limitations reduce available secured borrowings to approximately $326.4 million. Subsequent to year-end the Bank has increased its secured borrowings to approximately $338.2 million and has utilized FHLB letter of credit facility to increase its collateralization level of public deposits held by the bank. Accordingly the bank has approximately $239.1 million available from FHLB/FRB. Additional loans available for pledging to FRB are expected to add approximately $232 million to such capacity in the near term. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to present adverse economic environment.

     Recently the U.S. Treasury announced a program under which the FDIC would temporarily provide a guarantee of the senior debt of all FDIC-insured institutions and their holding companies. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Bank elected to participate in both parts of the TLGP, and Bancorp elected to participate in the senior unsecured debt portion of the program. The amount of greater than 30 day unsecured senior debt that is eligible for the program is limited to 125% of the amount of such debt outstanding as of September 30, 2008. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As the Company did not have any unsecured senior debt outstanding as of September 30, 2008, the maximum amount of unsecured senior debt that can be issued under the program is limited to two percent of its total liabilities as of September 30, 2008. On February 12, 2009 the Bank issued $41 million of TLGP under this program comprised of $16 million floating rate and $27 million fixed rate notes maturing February 12, 2012.

     Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2008, the Bank had approximately $514.6 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

     To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios routinely include a “stable” or unchanged scenario and an “estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “rising rates”, “declining rates”, and “alternate rising rates” are established to stress-test the impact of more dramatic rate movements that are perceived as less likely, but may still possibly occur. Next, net interest income and net income are simulated in each scenario. Note that earnings projections include the effect of estimated loan and deposit growth that management deems reasonable; however, such volume projections are not varied by rate scenario. Note also that the downturn in real estate has caused elevated levels of non performing loans which lower reported NIM depending on the absolute volume of such assets. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates projected in various interest rate scenarios. Generally, projected market rates are reached gradually over the 2-year simulation horizon.

	Actual Market	Estimated	Declining	Alt. Rising	Rising
	Rates at	Rates at	Rates at	Rates at	Rates at
	December 2008	December 2010	December 2010	December 2010	December 2010
Federal Funds Rate	0.25%	1.50%	.063%	3.25%	6.25%
Prime Rate	3.25%	4.50%	3.063%	6.25%	9.25%
Yield Curve Spread
Fed Funds to
10-year Treas.	1.96%	1.95%	1.90%	1.21%	0.45%

     The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Estimated” rate scenario calculated as of this year end. The effect on earnings assumes no changes in non-interest income or expense between scenarios.

	First Twelve Month	Second Twelve Month	24th Month
	Average % Change in	Average % Change in	annualized % Change in
	Pro-forma	Pro-forma	Pro-forma
Estimated Rate Scenario compared to:	Net Interest Income	Net Interest Income	Net Interest Income
Declining Rate Scenario	(2.2% )	(5.9% )	(8.5% )
Alternate Rising Rate Scenario	0.0%	3.3%	7.7%
Rising Rate Scenario	1.2%	12.2%	18.1%

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

     In management’s judgment and at this date, the interest rate risk profile of the Bank is reasonably balanced within the most likely range of possible outcomes. The model indicates that should future interest rates actually follow the path indicated in the “estimated” rate scenario, the net interest margin would range between 3.95% and 4.01% all else being equal. However, with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely fall outside of this range should such interest rates actually occur. This is mainly because the Bank has a large portion of non-interest bearing funds (approximately 21% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. Thus in the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall to the low levels assumed in the declining scenario, yields on loans and securities would compress against an already low cost of funds. Also in this declining rate scenario, the model assumes an annualized 35% prepayment rate on loans currently outstanding that would refinance to lower rates, contributing to margin compression. Thus in the declining rate scenario where the federal fund rates fall to just 0.06%, the model indicates that the net interest margin could be nominally impacted during the first 12 months of the forecast horizon, and only 3.3% below during the second twelve months. Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of the cost of mitigating such risk and because the model suggests that the Bank would still generate satisfactory returns under such circumstances.

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

Interest Rate Gap Table

     In the opinion of management, the use of interest rate gap analysis is less valuable than the simulation method discussed above as a means to measure and manage interest rate risk. This is because it is a static measure of rate sensitivity and does not capture the possible magnitude or pace of rate changes. At year-end 2008, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for repricing within one-year exceeded rate sensitive assets by approximately $381.6 million.

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

     Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2008:

		After 90	After one
		days within	year within	After five
(dollars in thousands)	Within 90 Days	one year	five years	years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$2,230	$2,914	$11,061	$95,716	$111,921
Interest bearing balances with FHLB	162	—	—	—	162
Loans	940,526	234,045	670,989	110,624	1,956,184
Total interest earning assets	$942,918	$236,959	$682,050	$206,340	$2,068,267

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$702,099	$114,594	$—	$—	$816,693
Savings deposits	16,602	16,601	—	—	33,203
Time deposits	236,904	219,367	124,298	—	580,569
Total interest bearing deposits	955,605	350,562	124,298	—	1,430,465
Junior subordinated debentures	54,898	—	—	13,660	68,558
Other borrowings	189,762	777	29,121	29,315	248,975
Customer repurchase agreements	9,871	—	—	—	9,871
Total interest bearing liabilities	$1,210,136	$351,339	$153,419	$42,975	$1,757,869
Interest rate sensitivity gap	$(267,218)	$(114,380)	$528,631	$163,365	$310,399
Cumulative interest rate sensitivity gap	$(267,218)	$(381,598)	$147,034	$310,399	$310,399
Interest rate gap as a percentage of total
interest earning assets	-12.92%	-5.53%	25.56%	7.90%	15.01%
Cumulative interest rate gap as a
percentage of total earning assets	-12.92%	-18.45%	7.11%	15.01%	15.01%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company experienced a significant net loss for the year ended December 31, 2008. The primary reasons that caused such net loss, the effect of the current environment on the Company’s financial condition and management’s plans to address such matters, are described in Note 14 to the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2009 expressed an unqualified opinion.

Portland, Oregon
March 10, 2009

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in thousands)

	2008	2007
ASSETS
Cash and cash equivalents:
Cash and due from banks	$46,554	$62,470
Interest bearing deposits with Federal Home Loan Bank	162	3
Federal funds sold	2,230	668
Total cash and cash equivalents	48,946	63,141
Investment securities available-for-sale	107,480	83,835
Investment securities held-to-maturity, estimated fair
value of $2,247 ($3,193 in 2007)	2,211	3,180
Federal Home Loan Bank stock	10,472	6,991
Loans, net	1,909,018	2,007,603
Premises and equipment, net	39,763	38,062
Goodwill	—	105,047
Core deposit intangibles	7,921	9,502
Bank-owned life insurance	33,568	33,304
Other real estate owned (OREO), net	52,727	9,765
Accrued interest and other assets	66,201	34,062
Total assets	$2,278,307	$2,394,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$364,146	$435,503
Interest bearing demand	816,693	936,848
Savings	33,203	37,720
Time	580,569	257,067
Total deposits	1,794,611	1,667,138
Junior subordinated debentures	68,558	68,558
Federal funds purchased	—	14,802
Other borrowings	248,975	327,867
Customer repurchase agreements	9,871	18,614
Accrued interest and other liabilities	21,053	22,227
Total liabilities	2,143,068	2,119,206
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized (none in 2007);
none issued or outstanding	—	—
Common stock, no par value; 45,000,000 shares authorized (35,000,000 in 2007);
28,088,110 shares issued and outstanding (28,034,172 in 2007)	158,489	157,153
Retained earnings (accumulated deficit)	(23,124)	117,600
Accumulated other comprehensive income (loss)	(126)	533
Total stockholders’ equity	135,239	275,286
Total liabilities and stockholders’ equity	$2,278,307	$2,394,492

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share amounts)

	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$132,979	$165,361	$132,525
Taxable interest on investment securities	4,451	5,160	4,919
Nontaxable interest on investment securities	189	283	292
Interest on interest bearing deposits with
Federal Home Loan Bank and Federal Reserve Bank	11	195	344
Interest on federal funds sold	31	187	510
Dividends on Federal Home Loan Bank stock	111	42	7
Total interest and dividend income	137,772	171,228	138,597
Interest expense:
Deposits:
Interest bearing demand	15,541	30,727	19,608
Savings	135	202	216
Time	12,850	15,804	8,108
Junior subordinated debentures and other borrowings	13,845	15,991	12,389
Total interest expense	42,371	62,724	40,321
Net interest income	95,401	108,504	98,276
Loan loss provision	99,593	19,400	6,000
Net interest income (loss) after loan loss provision	(4,192)	89,104	92,276
Noninterest income:
Service charges on deposit accounts, net	9,894	9,710	8,034
Mortgage banking income, net	2,100	2,730	3,024
Card issuer and merchant service fees, net	3,705	3,930	3,427
Earnings on bank-owned life insurance	264	1,574	761
Gains on sales of investment securities available-for-sale	436	260	590
Other	3,592	3,021	2,309
Total noninterest income	19,991	21,225	18,145
Noninterest expenses:
Salaries and employee benefits	33,708	36,344	32,082
Equipment	2,156	2,250	2,102
Occupancy	4,767	4,438	3,447
Communications	2,038	1,988	1,607
FDIC insurance	1,709	777	179
OREO	8,442	123	—
Reduction in reserve for unfunded loan commitments	(2,124)	(50)	—
Goodwill impairment	105,047	—	—
Other	17,928	16,724	13,536
Total noninterest expenses	173,671	62,594	52,953
Income (loss) before income taxes	(157,872)	47,735	57,468
Provision (credit) for income taxes	(23,306)	17,756	21,791
Net income (loss)	$(134,566)	$29,979	$35,677
Basic earnings (loss) per common share	$(4.82)	$1.06	$1.37
Diluted earnings (loss) per common share	$(4.82)	$1.05	$1.34

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share amounts)

					Unearned
					compensation	Accumulated
					on nonvested	other	Total
	Number of	Comprehensive	Common	Retained	restricted	comprehensive	stockholders'
	shares	income (loss)	stock	earnings	stock	income (loss)	equity
Balances at December 31, 2005	21,191,894		$33,706	$70,571	$(442)	$541	$104,376
Comprehensive income:
Net income	—	$35,677	—	35,677	—	—	35,677
Other comprehensive income - unrealized gains on investment
securities available-for-sale of approximately $590 (net of
income taxes of approximately $361), net of reclassification adjustment for net gains on sales of investment securities
available-for-sale included in net income of approximately
$366 (net of income taxes of approximately $224)	—	224	—	—	—	224	224
Total comprehensive income	—	$35,901	—	—	—	—	—
Transfer to common stock due to implementation of SFAS 123R	—		(442)	—	442	—	—
Common stock issued in conjunction with acquisition
of F&M Holding Company (Note 2)	6,656,249		124,552	—	—	—	124,552
Nonvested restricted stock grants, net	42,241		—	—	—	—	—
Stock-based compensation expense	—		1,149	—	—	—	1,149
Cash dividends paid (aggregating $.31 per share)	—		—	(8,136)	—	—	(8,136)
Stock options exercised	439,875		2,609	—	—	—	2,609
Tax benefit from non-qualified stock options exercised	—		625	—	—	—	625
Balances at December 31, 2006	28,330,259		162,199	98,112	—	765	261,076

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except per share amounts)

					Unearned
				Retained	compensation	Accumulated
				earnings	on nonvested	other	Total
	Number of	Comprehensive	Common	(accumulated	restricted	comprehensive	stockholders'
	shares	income (loss)	stock	deficit)	stock	income (loss)	equity
Balances at December 31, 2006	28,330,259	$—	$162,199	$98,112	$—	$765	$261,076
Comprehensive income:
Net income	—	29,979	—	29,979	—	—	29,979
Other comprehensive loss - unrealized losses on investment
securities available-for-sale of approximately $70 (net of
income taxes of approximately $43), net of reclassification
adjustment for net gains on sales of investment securities
available-for-sale included in net income of approximately
$162 (net of income taxes of approximately $98)	—	(232)	—	—	—	(232)	(232)
Total comprehensive income	—	$29,747	—	—	—	—	—
Nonvested restricted stock grants, net	40,904		—	—	—	—	—
Stock-based compensation expense	—		1,632	—	—	—	1,632
Cash dividends paid (aggregating $.37 per share)	—		—	(10,491)	—	—	(10,491)
Stock options exercised	146,109		1,979	—	—	—	1,979
Tax effect from non-qualified stock options exercised	—		548	—	—	—	548
Repurchases of common stock	(483,100)		(9,205)	—	—	—	(9,205)
Balances at December 31, 2007	28,034,172		157,153	117,600	—	533	275,286
Comprehensive loss:
Net loss	—	(134,566)	—	(134,566)	—	—	(134,566)
Other comprehensive loss - unrealized losses on investment
securities available-for-sale of approximately $385 (net of
income taxes of approximately $242), net of reclassification adjustment for net gains on sales of investment securities
available-for-sale included in net loss of approximately
$274 (net of income taxes of approximately $162)	—	(659)	—	—	—	(659)	(659)
Total comprehensive loss	—	$(135,225)	—	—	—	—	—
Nonvested restricted stock grants, net	42,433		—	—	—	—	—
Stock-based compensation expense	—		1,566	—	—	—	1,566
Cash dividends paid (aggregating $0.22 per share)	—		—	(6,158)	—	—	(6,158)
Stock options exercised	11,505		67	—	—	—	67
Tax effect from non-qualified stock options exercised	—		(297)	—	—	—	(297)
Balances at December 31, 2008	28,088,110		$158,489	$(23,124)	$—	$(126)	$135,239

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(134,566)	$29,979	$35,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,443	4,541	3,210
Goodwill impairment	105,047	—	—
Loan loss provision	99,593	19,400	6,000
Credit for deferred income taxes	(11,870)	(6,841)	(2,546)
Discounts (gains) on sales of mortgage loans, net	367	(102)	(177)
Gains on sales of investment securities available-for-sale	(436)	(260)	(590)
Deferred benefit plan expenses	1,762	2,690	1,969
Stock-based compensation expense	1,566	1,632	1,149
Gains on sales of premises and equipment, net	(574)	(342)	—
Losses on sales of other real estate owned	662	—	—
Increase in accrued interest and other assets	(21,625)	(2,569)	(5,316)
Increase (decrease) in accrued interest and other liabilities	(2,796)	(7,900)	890
Originations of mortgage loans	(121,663)	(170,095)	(176,558)
Proceeds from sales of mortgage loans	124,186	168,917	176,361
Net cash provided by operating activities	45,096	39,050	40,069
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(48,100)	(14,859)	(18,008)
Proceeds from maturities, calls and prepayments of
investment securities available-for-sale	23,329	34,137	41,728
Proceeds from sales of investment securities available-for-sale	425	525	34,819
Proceeds from maturities and calls of investment securities
held-to-maturity	965	505	130
Purchases of Federal Home Loan Bank stock	(3,481)	—	(2,504)
Loan originations, net	(59,658)	(173,712)	(340,426)
Cash exchanged in acquisition of F&M Holding Company, net	—	—	(30,850)
Purchases of premises and equipment, net	(3,555)	458	(3,561)
Purchases of bank-owned life insurance	—	—	(13,600)
Proceeds from sales of OREO	6,676	2,227	40
Writedown of OREO	5,460	—	—
Net cash used in investing activities	(77,939)	(150,719)	(332,232)
Cash flows from financing activities:
Net increase in deposits	127,473	5,522	113,530
Net decrease in customer repurchase agreements	(8,743)	(25,404)	(11,291)
Proceeds from issuance of junior subordinated debentures	—	—	47,939
Net increase (decrease) in federal funds purchased	(14,802)	(375)	15,177
Net increase (decrease) in other borrowings	(78,892)	156,577	79,660
Cash dividends paid	(6,158)	(10,491)	(8,136)
Proceeds from stock options exercised	67	1,979	2,609
Repurchases of common stock	—	(9,205)	—
Tax benefit (cost) from non-qualified stock options exercised	(297)	548	625
Net cash provided by financing activities	18,648	119,151	240,113
Net increase (decrease) in cash and cash equivalents	(14,195)	7,482	(52,050)
Cash and cash equivalents at beginning of year	63,141	55,659	107,709
Cash and cash equivalents at end of year	$48,946	$63,141	$55,659

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (Bancorp), an Oregon chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company”). Prior to July 6, 2007, the Bank operated branches in Idaho under the name of Farmers & Merchants, a Bank of the Cascades Company (see Note 2). Effective July 6, 2007, the Company announced that such branches in Idaho changed their name to Bank of the Cascades. All significant intercompany accounts and transactions have been eliminated in consolidation.

Bancorp has also established four subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 12). In accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (as amended),” the accounts and transactions of these trusts are not included in the accompanying consolidated financial statements.

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 5-for-4 stock split in 2006.

Certain amounts in 2007 and 2006 have been reclassified to conform with the 2008 presentation.

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

Method of accounting

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates.

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

DECEMBER 31, 2008

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

Supplemental disclosures of cash flow information

Noncash transactions resulted from unrealized gains and losses on investment securities available-for-sale, net of income taxes, reclassification of unearned compensation on nonvested restricted stock to common stock, issuance of nonvested restricted stock, common stock issued in conjunction with the acquisition of F&M Holding Company (F&M), and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 7; a 5-for-4 stock split in 2006; the transfer of approximately $55,760, $11,651 and $367 of loans to other real estate owned (OREO) in 2008, 2007 and 2006, respectively; a $105,047 impairment of goodwill and a $11,400 transfer of general account bank-owned life insurance (BOLI) policies to separate account BOLI policies in 2006.

During 2008, 2007 and 2006, the Company paid approximately $42,521, $62,902 and $37,941, respectively, in interest expense.

During 2008, 2007 and 2006, the Company made income tax payments of approximately $7,338, $24,940 and $24,270, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2008, 2007 or 2006.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. Investment securities are valued utilizing a number of methods including quoted prices in active markets, quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

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

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary would result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2008 and 2007 are temporary (see Note 4).

Federal Home Loan Bank (FHLB) stock

The Bank’s investment in FHLB stock is carried at cost, which approximates fair value. The FHLB stock is accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) No. 01-6, “Accounting by Certain Entities that Lend to or Finance the Activities of Others”. SOP 01-6 provides that, for impairment testing purposes, the value of long-term investments such as FHLB stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2008, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB. Management believes that there is no impairment of the value of FHLB stock at December 31, 2008.

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

Reserve for loan losses

The reserve for loan losses represents management’s recognition of the assumed risks of extending credit. The reserve is established to absorb management’s best estimate of known and inherent losses in the loan portfolio as of the consolidated balance sheet date. The reserve requires complex subjective judgments as a result of the need to make estimates about matters that are uncertain. The reserve is maintained at a level currently considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the portfolio.

The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, we cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of reserve for loan losses is also subject to

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

review by the bank regulatory authorities who may require increases to the reserve based on their evaluation of the information available to them at the time of their examination of the Bank. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan are analyzed and reserves are categorized into the allocated reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

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

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that either principal and/or interest amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely risk rated.

The unallocated portion of the reserve is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific reserves. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio. The unallocated reserve may also be affected by review by the bank regulatory authorities who may require increases to the reserve based on their evaluation of the information available to them at the time of their examination. Also, loss data representing a complete economic cycle is not available for all sections of the loan portfolio. Accordingly, the unallocated reserve helps to minimize the risk related to the margin of imprecision inherent in the estimation of allocated loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period.

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $1,039 and $3,163 at December 31, 2008 and 2007, respectively, and these amounts are included in accrued interest and other liabilities in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in noninterest expenses in the accompanying consolidated statements of operation.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

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

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the shorter of the estimated useful lives of the assets or terms of the leases. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated financial statements.

Goodwill and other intangible assets

Goodwill and other intangible assets represent the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations under the purchase method of accounting. As of December 31, 2007, the carrying value of goodwill was $105,047, which arose from the acquisition of F&M during 2006 (see Note 2) and from the acquisition of Community Bank of Grants Pass (CBGP) during 2004. As of December 31, 2008, the Company had determined that all of its goodwill was impaired, and, accordingly, wrote-off all of its goodwill.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill cannot be amortized; however, it must be tested for impairment at least annually. The impairment test for goodwill requires a two-step process. First, the aggregate estimated fair value of a reporting unit is compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the estimated fair value, then a second step of the impairment test is required in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value. The Company performs its annual impairment test for goodwill as of September 30 of each year. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment evaluation process requires the Company to make estimates and assumptions with regard to the fair value of a reporting unit. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment. For purposes of the goodwill impairment test, the Company identified a single reporting unit.

During 2008, the Company engaged an independent third-party to perform its annual impairment test. At September 30, 2008, the fair value of the Company’s single reporting unit was determined by applying the following valuation methods and weightings (all of which were based, in part, on data from recent transactions involving similar financial institutions): (i) a market approach which utilized an estimated control premium (control premium method) (20%); (ii) a market approach using acquisition multiples based on recent transactions involving similar financial institutions (comparable transaction method) (60%); and (iii) an income approach based on the Company’s historical earnings data (20%). The results of this testing indicated that there was no goodwill impairment at September 30, 2008.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

However, based on deteriorating economic conditions and the decline in the market price of the Company’s common stock, the Company engaged an independent third-party to perform an interim goodwill impairment test at December 31, 2008, and recently updated its analysis as of that date. The results of the interim test concluded that the estimated fair value of the Company’s reporting unit was less than its book value and the carrying amount of the Company’s reporting unit goodwill exceeded its implied fair value, resulting in a noncash after-tax impairment charge of $105.0 million, eliminating all previously recorded goodwill. Goodwill impairment is a noncash accounting adjustment that does not affect the Company’s reported cash flows and the Company’s Tier 1 and total regulatory capital ratios are unaffected by this adjustment.

The Company did not experience any goodwill impairment during the years ended December 31, 2007 and 2006.

Other intangible assets include core deposit intangibles (CDI) and other identifiable finite-life intangible assets which are being amortized over their estimated useful lives primarily under the straight-line method. The CDI arose from the acquisitions of F&M and CBGP, and totaled approximately $7,921 and $9,502 at December 31, 2008 and 2007, respectively. The CDI is included in accrued interest and other assets in the accompanying consolidated balance sheets and is being amortized over an eight-year period for F&M and over a seven-year period for CBGP. Other intangible assets, exclusive of CDI, are not significant at December 31, 2008 and 2007.

Bank-owned life insurance

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death. At December 31, 2008 and 2007, the Company had $26,315 and $26,271, respectively, of separate account BOLI and $7,253 and $7,033, respectively, of general account BOLI. During 2006, approximately $11,400 of existing general account BOLI was transferred into the separate account.

The separate account BOLI was purchased in the fourth quarter of 2006 as an investment expected to provide a long-term source of earnings to support existing employee benefit plans. The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value.

During 2008, losses on the underlying investments in the separate account BOLI exceeded the support of the stable value wrap. As a result, the Company incurred losses of approximately $648 on the separate account BOLI during 2008, and there is a possibility that additional losses could be incurred on the separate account BOLI in the future.

Other real estate (OREO)

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs; subsequent write-downs to net realizable value, if any; or any disposition gains or losses are included in noninterest expenses. The valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the fair value of particular properties. Net OREO was approximately $52,727 and $9,765 at December 31, 2008 and 2007, respectively, which is net of an allowance for losses in OREO of $5,340 as of December 31, 2008. No allowance was recorded as of December 31, 2007.

Federal funds purchased

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

Customer repurchase agreements

The Bank enters into repurchase agreements with customers who wish to deposit amounts in excess of the Federal Deposit Insurance Corporation (FDIC) insured amount of $250,000 ($100,000 prior to October 3, 2008). Each agreement is for a fixed length of time at a fixed interest rate. These deposits are not insured by the FDIC but are collateralized by an interest in pledged securities. The Bank has classified these borrowings separately from deposits.

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

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements because they are not assets of the Bank. Assets (unaudited) totaling approximately $130,000 and $163,000 were held in trust as of December 31, 2008 and 2007, respectively.

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

Cash dividend restriction

Payment of dividends by the Company and the Bank is subject to restriction by state and federal regulators and availability of retained earnings.

Preferred stock

Beginning in 2008, the Company may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board. Preferred stock may be issued with or without voting rights, not to exceed one vote per share, and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2008, there were no shares of preferred stock issued and outstanding.

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company’s adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments until January 1, 2009. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately, and did not affect the Company’s fair value measurements for the year ended December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not have an impact on the Company’s consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued “Staff Accounting Bulletin No. 109” (SAB 109). SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to SFAS No. 160, net income (loss) attributable

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income (loss). Additional disclosures are required as a result of SFAS No. 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 may have on its future consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the effect that the provisions of SFAS No. 161 will have on its future consolidated financial statements.

Stock-based compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (collectively, “APB No. 25”). Under this method, no compensation expense was recognized for the years prior to 2006, as the exercise price of each stock option which the Company granted was equal to the market value of the underlying common stock on the date of grant.

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

The Company’s’ stock–based compensation plans are described more fully in Note 19.

Stock repurchases

On August 13, 2007, the Company announced that the Board authorized the Company to acquire, from time to time, up to 5% of the Company’s issued and outstanding common shares over a two-year period. Management’s discretion will determine the timing of the stock repurchase transactions and the number of shares repurchased. Consideration will be given to factors including market price of the stock, growth expectations, capital levels,

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

risk factors, general economic conditions, established and special trading blackout periods, and other investment opportunities. The Company has not repurchased shares since the fourth quarter of 2007 and does not presently contemplate additional activity due to the elevated risk and uncertainty arising from the current economic downturn. As of December 31, 2008, the Company had repurchased a total of 483,100 shares at an average price of $19.05, all of which were repurchased in 2007.

2. Mergers and acquisitions

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

At December 31, 2008, the holdback amount has been reduced to zero from $1,702 at December 31, 2007, as certain loans have either paid-off or been upgraded and, therefore, removed from the holdback.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$(8,350)
Investment securities	106,159
Loans, net	493,900
Premises and equipment, net	16,479
Core deposit intangibles	11,800
Goodwill (See Note 1)	98,695
Other assets	3,302
Total assets acquired	721,985
Deposits	482,707
Borrowings	82,589
Other liabilities	9,637
Total liabilities assumed	574,933
Total purchase price	$147,052

3. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the Federal Reserve Bank (FRB) (approximately $9,993 and $1,360 at December 31, 2008 and 2007, respectively). Accordingly, the Bank complies with such requirements by holding cash and maintaining average reserve balances with the FRB in accordance with such regulations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

4. Investment securities

Investment securities at December 31, 2008 and 2007 consisted of the following:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
2008
Available-for-sale
U.S. Agency mortgage-backed securities	$94,292	$607	$1,365	$93,534
U.S. Government and agency securities	8,273	453	—	8,726
Obligations of state and political subdivisions	1,503	32	5	1,530
U.S. Agency asset-backed securities	3,193	67	—	3,260
Mutual fund	423	7	—	430
	$107,684	$1,166	$1,370	$107,480
Held-to-maturity
Obligations of state and political subdivisions	$2,211	$36	$—	$2,247

2007
Available-for-sale
U.S. Agency mortgage-backed securities	$64,874	$452	$124	$65,202
U.S. Government and agency securities	10,187	310	—	10,497
Obligations of state and political subdivisions	3,710	30	3	3,737
U.S. Agency asset-backed securities	3,490	48	—	3,538
Equity securities	310	139	—	449
Mutual fund	405	7	—	412
	$82,976	$986	$127	$83,835
Held-to-maturity
Obligations of state and political subdivisions	$3,180	$24	$11	$3,193

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
2008
U.S. Agency mortgage-backed securities	$56,029	$1,362	$183	$3	$56,212	$1,365
Obligations of state and political subdivisions	295	5	—	—	295	5
	$56,324	$1,367	$183	$3	$56,507	$1,370

2007
U.S. Agency mortgage-backed securities	$14,684	$64	$6,900	$60	$21,584	$124
Obligations of state and political subdivisions	—	—	2,307	14	2,307	14
	$14,684	$64	$9,207	$74	$23,891	$138

The unrealized losses on U.S. Agency mortgage-backed securities (MBS) are primarily due to widening of interest rate spreads resulting from turbulent credit market conditions that existed at December 31, 2008 as compared to yields/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market turbulence abates, and/or as securities approach their maturity dates. Because the Company’s MBS portfolio is comprised of conventional agency MBS which carry U.S. government guarantees as to principal and interest, management does not believe that any of the securities are impaired due to issues of credit quality nor that any of the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded for the years ended December 31, 2008 and 2007.

Management of the Company has the intent and ability to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2008, management of the Company also had the intent and ability to hold the investment securities classified as available-for-sale for a period of time sufficient for a recovery of cost.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due one year or less	$2,673	$2,714
Due after one year through five years	9,273	9,762
Due after five years through ten years	7,209	7,376
Due after ten years	88,106	87,198
Mutual fund	423	430
	$107,684	$107,480

Held-to-maturity
Due one year or less	$200	$200
Due after one year through five years	1,299	1,325
Due after five years through ten years	712	722
	$2,211	$2,247

Investment securities with a carrying value of approximately $109,293 and $86,139 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

The Company had no gross realized losses on sales of investment securities during the years ended December 31, 2008, 2007, and 2006. Gross realized gains on sales of investment securities during the years ended December 31, 2008, 2007, and 2006, are as disclosed in the accompanying consolidated statements of operations.

5. Loans

Loans at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Commercial	$582,831	$606,408
Real Estate:
Construction/lot	517,721	686,829
Mortgage	96,248	88,509
Commercial	703,149	612,694
Consumer	56,235	47,038

Total loans	1,956,184	2,041,478
Less reserve for loan losses	47,166	33,875
	$1,909,018	$2,007,603

Included in mortgage loans at December 31, 2008 and 2007 were approximately $1,416 and $4,306, respectively, in mortgage loans held for sale. In addition, the above loans are net of deferred loan fees of approximately $4,697 and $5,659 at December 31, 2008 and 2007, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the Boise, Idaho area), and, accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local economic conditions in such markets.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

In the normal course of business, the Bank participates portions of loans to third-parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2008 and 2007, the portion of these loans participated to third-parties (which are not included in the accompanying consolidated financial statements) totaled approximately $46,432 and $72,776, respectively.

6. Reserve for credit losses

Transactions in the reserve for loan losses and unfunded loan commitments for the years ended December 31, 2008, 2007 and 2006 were as follows:

Reserve for loan losses	2008	2007	2006
Balance at beginning of year	$33,875	$23,585	$14,688
Loan loss provision	99,593	19,400	6,000
Recoveries	1,980	1,290	690
Loans charged off	(88,282)	(10,400)	(1,972)
Reclassification to reserve for unfunded loan commitments	—	—	(3,213)
Reserves acquired from F&M	—	—	7,392
Balance at end of year	$47,166	$33,875	$23,585

Reserve for unfunded loan commitments
Balance at beginning of year	$3,163	$3,213	$—
Reclassification from reserve for loan losses	—	—	3,213
Credit for unfunded loan commitments	(2,124)	(50)	—
Balance at end of year	$1,039	$3,163	$3,213

Reserve for credit losses
Reserve for loan losses	$47,166	$33,875	$23,585
Reserve for unfunded loan commitments	1,039	3,163	3,213
Total reserve for credit losses	$48,205	$37,038	$26,798

Starting in the fourth quarter of 2006, the Bank began classifying its reserve for unfunded loan commitments as other liabilities; prior to the fourth quarter of 2006, the reserve for unfunded loan commitments was included as a component of the reserve for loan losses in accordance with the industry practice of other banks in its peer group. During the third quarter of 2008, the Company reduced its estimated reserves for unfunded commitments by approximately $2,100 as a result of declining outstanding commitments and lower estimated funding rates. At December 31, 2008 the Bank had approximately $514.6 million in outstanding commitments to extend credit, compared to approximately $727.4 million at year-end 2007.

The Bank’s operations, like those of other financial institutions operating in the Bank’s market, are significantly influenced by various economic conditions including local economies, the strength of the real estate market and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. Approximately 67% of the Bank’s loan portfolio at December 31, 2008 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. There has been a significant slow-down in the real estate markets due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. Recently, there has been tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate markets could materially and adversely affect the Bank’s business because a significant portion of the Bank’s loans are secured by real estate. The Bank’s ability to recover on defaulted loans by selling the real estate collateral would then be diminished and

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

the Bank would be more likely to suffer losses on defaulted loans. Consequently, the Bank’s results of operations and financial condition are dependent upon the general trends in the economy, and in particular, the residential and commercial real estate markets. If there is a further decline in real estate values, the collateral for the Bank’s loans would provide less security. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Further, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and loan loss provision.

Loans on nonaccrual status at December 31, 2008 and 2007 were approximately $119,765 and $45,865, respectively. Interest income which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was approximately $4,953, $1,307, and $163 for the years ended December 31, 2008, 2007, and 2006 respectively.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at December 31, 2008 and 2007.

Total impaired loans as of December 31, 2008 and 2007 were as follows:

	2008	2007
Impaired loans with an associated allowance	$120,468	$45,797
Impaired loans without an associated allowance	—	68
Total recorded investment in impaired loans	$120,468	$45,865
Amount of the reserve for loan losses allocated to impaired loans	$2,699	$3,885

The average recorded investment in impaired loans was approximately $86,332 and $24,272 for the years ended December 31, 2008 and 2007, respectively. Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2008, 2007, and 2006 was insignificant.

The following tables present information with respect to non-performing assets at December 31, 2008 and 2007:

	2008	2007
Loans on nonaccrual status	$120,468	$45,865
Loans past due 90 days or more but not on nonaccrual status	5	51
OREO - non-performing	38,952	9,765
Total non-performing assets	$159,425	$55,681

Operating commercial real estate OREO	$13,775	$—
OREO - non-performing	38,952	9,765
Total OREO	$52,727	$9,765

7. Mortgage banking activities

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. However, it has retained the right to service sold loans with principal balances totaling approximately $512,000, $494,000 and $495,000 as of December 31, 2008, 2007 and 2006, respectively. These balances are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting requirements and related repurchase risks. However, as of December 31, 2008 and 2007, management is not aware of any mortgage loans which will have to be repurchased.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2008 and 2007, mortgage loans held for sale were carried at cost, which was less than the estimated market value.

Transactions in the Company’s MSRs for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Balance at beginning of year	$3,756	$4,096	$4,439
Additions	989	839	919
Amortization	(1,140)	(1,179)	(1,262)
Balance at end of year	$3,605	$3,756	$4,096

At December 31, 2008 and 2007, the fair value of the Company’s MSRs was approximately $4,572 and $5,279, respectively. The key assumptions used in estimating the fair value of MSRs at December 31, 2008 included weighted-average mortgage prepayment rates of approximately 318% for the first year, 258% for the second year and 219% thereafter (194%, 184% and 175%, respectively, in 2007). Discount rates of 10% and 9% were applied in 2008 and 2007, respectively.

The Company analyzes its MSRs by underlying loan type and interest rate (primarily fixed and adjustable). The estimated fair values are obtained through an independent third-party valuation, utilizing future cash flows which incorporate numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market-driven data. Accordingly, changes in such assumptions could significantly affect the estimated fair values of the Company’s MSRs.

No valuation allowance for MSRs was required for the years ended December 31, 2008, 2007 and 2006.

Mortgage banking income, net, consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Origination and processing fees	$1,363	$1,744	$1,960
Gains on sales of mortgage loans, net	583	898	1,055
Servicing fees	1,294	1,267	1,271
Amortization	(1,140)	(1,179)	(1,262)
Mortgage banking income, net	$2,100	$2,730	$3,024

8. Premises and equipment

Premises and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Land	$9,237	$9,362
Buildings and leasehold improvements	30,796	26,935
Furniture and equipment	14,684	14,098
	54,717	50,395
Less accumulated depreciation and amortization	15,212	13,584
	39,505	36,811
Construction in progress	258	1,251
Premises and equipment, net	$39,763	$38,062

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

9. Core deposit intangibles (CDI)

Net unamortized CDI totaled $7,921 and $9,502 at December 31, 2008 and 2007, respectively. Amortization expense related to the CDI during the years ended December 31, 2008, 2007 and 2006 totaled $1,581, $1,580 and $1,089, respectively.

At December 31, 2008, the forecasted CDI annual amortization expense for each of the next five years and thereafter is as follows:

2009	$1,533
2010	1,476
2011	1,476
2012	1,476
2013	1,476
Thereafter	484

10. Other real estate owned

Transactions in the Company’s OREO for the years ended December 31, 2008 and 2007 are summarized in the following table. OREO transactions for the year ended December 31, 2006 were insignificant.

	2008	2007
Balance at beginning of year	$9,765	$326
Additions	55,760	11,651
Dispositions	(7,458)	(2,212)
Valuation adjustments	(5,340)	—
Balances at end of year	$52,727	$9,765

OREO valuation adjustments have been recorded on certain OREO properties in 2008. This expense is included in OREO expense in the accompanying 2008 consolidated statement of operations. There were no valuation adjustments recorded in 2007 or 2006. The following table summarizes activity in the OREO valuation allowance taken for the year ended December 31, 2008:

Balance at beginning of year	$—
Additions to the valuation allowance	5,460
Reductions due to sales of OREO	(120)
Balance at end of year	$5,340

OREO expenses for the year ended December 31, 2008 primarily consisted of $2,742 of OREO operating costs and $5,340 of valuation allowances. OREO expenses for the years ended December 31, 2007 and 2006 were insignificant.

11. Time deposits

Time deposits in amounts of $100,000 or more aggregated approximately $349,000 and $117,000 at December 31, 2008 and 2007, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

At December 31, 2008, the scheduled annual maturities of all time deposits were approximately as follows:

2009	$457,000
2010	91,000
2011	9,000
2012	23,000
2013	1,000
$581,000

The increase in time deposits (from approximately $257,000 at December 31, 2007 to approximately $581,000 at December 31, 2008) primarily resulted from the use of national market brokered CDs that were part of the Company’s wholesale funding strategies in 2008. In addition, the Bank uses the CDARS™ program to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance. The Company does not aggressively market time deposits within local markets as they are not believed to be key to its relationship banking strategy. At December 31, 2008, brokered deposits totaled $147,900 and CDARS deposits totaled $168,246. At December 31, 2007, brokered deposits totaled $9,874 and CDARS deposits totaled $79,627.

12. Junior subordinated debentures

The Company has established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2,058 at both December 31, 2008 and 2007, is included in accrued interest and other assets in the accompanying consolidated balance sheets.

The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows:

			Junior		Effective
	Issuance	Maturity	subordinated	Interest	rate at
Issuance Trust	date	date	debentures (A)	rate	December 31, 2008
				3-month
				LIBOR
Cascade Bancorp Trust I (D)	12/31/2004	3/15/2035	$20,619	+ 1.80% (C)	3.796%

Cascade Bancorp Statutory Trust II (E)	3/31/2006	6/15/2036	13,660	6.619% (B)	6.619%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust III (E)	3/31/2006	6/15/2036	13,660	+ 1.33% (C)	3.326%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust IV (F)	6/29/2006	9/15/2036	20,619	+ 1.54% (C)	3.536%

				Weighted
Totals			$68,558	average rate	4.187%

CASCADE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2008 (Dollars in thousands, except per share amounts)
____________________

(A)	The Junior Subordinated Debentures (Debentures) were issued with substantially the same terms as the TPS and are the sole assets of the related trusts. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts.

(B)	The Debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month London Inter-Bank Offered Rate (LIBOR) plus 1.33% thereafter until maturity.

(C)	The three-month LIBOR in effect as of December 31, 2008 was 1.996%.

(D)	The TPS may be called by the Company at par at any time subsequent to March 15, 2010 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(E)	The TPS may be called by the Company at par at any time subsequent to June 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

(F)	The TPS may be called by the Company at par at any time subsequent to September 15, 2011 and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the TPS.

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at December 31, 2008 and 2007, the TPS meet applicable regulatory guidelines to qualify as Tier I capital (see Note 21).

Interest payments on all TPS are made on a quarterly basis on March 15, June 15, September 15 and December 15. Because of the elevated credit risk and associated net loss incurred by the Company in 2008, the Bank’s regulators have required the Bank to obtain regulatory approval prior to the payment of interest on the TPS.

13. Other borrowings

The Bank participates in the FHLB’s Cash Management Advance Program (the Program). At December 31, 2008, the Bank had $128,457 ($293,209 at December 31, 2007) in borrowings outstanding from the FHLB under the Program with fixed interest at rates ranging from 2.50% to 6.62%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, investment securities and loans. At December 31, 2008, the Bank had remaining available borrowings from the FHLB of approximately $701,130, given availability and sufficiency of eligible collateral. As of December 31, 2008, the Bank had collateral with which to pledge for borrowings totaling approximately $360,242.

At December 31, 2008, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2009	$24,000
2010	5,076
2011	20,000
2012	20,000
2013	886
Thereafter	58,495
$128,457

At December 31, 2008, the Bank had approximately $194,988 in available short-term borrowings from the FRB, collateralized by certain of the Bank’s loans. Such available borrowings include participation in the Treasury Tax and Loan (TT&L) program of the federal government, with access to this funding source limited to $5,000 and is fully at the discretion of the U.S. Treasury. Of the total available FRB borrowings, at December 31, 2008, the Bank had approximately $120,518 ($34,658 at December 31, 2007) in total borrowings outstanding from the FRB. FRB

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

borrowings at December 31, 2008 consisted of approximately $14,000 of overnight borrowings at a rate of 0.50%, $105,000 in auction term funding maturing in the first quarter of 2009 that bears a weighted average rate of 0.31% and TT&L overnight borrowings of approximately $1,500.

As an additional source of liquidity, the Bank had federal fund borrowing agreements with correspondent banks aggregating approximately $20,100 and $105,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 the Company had no outstanding borrowings under these federal fund borrowing agreements and the Company had $14,802 outstanding under these federal fund borrowing agreements at December 31, 2007.

On February 12, 2009, the Bank issued $41 million of senior unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program (TLGP) comprised of $15 million floating rate and $26 million fixed rate notes maturing on February 12, 2012.

14. Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2008 and 2007, the Bank had no material commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2008 and 2007 is approximately as follows:

	2008	2007
Commitments to extend credit	$465,500	$669,336
Commitments under credit card lines of credit	30,522	30,490
Standby letters of credit	18,583	27,602
Total off-balance sheet financial instruments	$514,605	$727,428

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

DECEMBER 31, 2008

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. At December 31, 2008 and 2007, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements. The Bank also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149. However, in the opinion of management, such derivative amounts are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2008, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2009	$2,070
2010	1,712
2011	1,628
2012	1,592
2013	1,462
Thereafter	8,803
$17,267

Total rental expense was approximately $2,528, $2,309 and $1,801 in 2008, 2007 and 2006, respectively.

Operating environment and financial condition

During the year ended December 31, 2008, the Company incurred a net loss of $135.6 million of which $105.0 million was a result of a non-cash impairment of its goodwill. The balance of the loss was primarily related to a $99.6 million pre-tax loan loss provision for the year that was required as a result of the economic downturn, which negatively affected a substantial portion of the Company’s real estate related construction and development loans. In response to the adverse economic conditions, management has been, and will continue to work toward, reducing the amount of the Company’s nonperforming assets, adjusting the balance sheet by reducing loan totals and other assets as possible, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the course of 2009. Accordingly, at a minimum through December 31, 2009, management believes that the Company has sufficient capital and liquidity to successfully meet its obligations in the normal course of business. However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could have a material adverse effect on the Company’s financial position and liquidity.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

The Company’s annual examination by its primary banking regulators is currently in process. The Company has not yet received its formal examination report from the regulators, but given current economic conditions and the Company’s elevated levels of nonperforming assets, the regulators could, among other things, require management to reduce nonperforming assets, raise and/or improve capital levels, restrict dividend payments, improve liquidity, limit deposit pricing and restrict access to brokered or other volatile wholesale funds.

Litigation

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2008.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has taken out a letter of credit from the FHLB which collateralizes a substantial portion of its public deposits. At December 31, 2008 there was no liability associated with the Bank’s participation in this pool, as there were no failed banks in Oregon. The maximum future contingent liability is dependent upon potential changes in regulations, bank failures, and the level of public fund deposits, all of which cannot presently be determined.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

15. Income taxes

The provision (credit) for income taxes for the years ended December 31, 2008, 2007 and 2006 was approximately as follows:

	2008	2007	2006
Current:
Federal	$(11,915)	$20,682	$20,569
State	479	3,915	3,768
	(11,436)	24,597	24,337
Deferred	(11,870)	(6,841)	(2,546)
Provision (credit) for income taxes	$(23,306)	$17,756	$21,791

The provision (credit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2008, 2007, and 2006 were approximately as follows:

	2008	2007	2006
Expected federal income tax provision
(credit) at statutory rates	$(55,255)	$16,707	$20,114
State income taxes, net of federal effect	(2,860)	2,070	2,449
Goodwill impairment	35,830	—	—
Effect of nontaxable income, net	(509)	(928)	(605)
Other, net	(512)	(93)	(167)
Provision (credit) for income taxes	$(23,306)	$17,756	$21,791

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

The components of the net deferred tax assets and liabilities at December 31, 2008 and 2007 were approximately as follows:

	2008	2007
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$19,171	$14,721
Deferred benefit plan expenses, net	5,742	4,774
State operating loss carryforwards	1,457	—
Net unrealized losses on investment securities	78	—
Allowance for losses on OREO	2,124	—
Accrued interest on non-accrual loans	1,970	486
Other	797	91
Total deferred tax assets	31,339	20,072

Deferred tax liabilities:
Accumulated depreciation and amortization	1,977	1,807
Deferred loan income	1,674	1,649
MSRs	1,434	1,493
Purchased intangibles related to F&M and CBGP	2,809	4,235
FHLB stock dividends	573	589
Net unrealized gains on investment securities	—	327
Other	626	—
Total deferred tax liabilities	9,093	10,100
Net deferred tax assets	$22,246	$9,972

No valuation allowance for deferred tax assets was recorded at December 31, 2008 and 2007, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management’s expectation of future federal and state taxable income and recoverable federal income taxes paid in prior years. In addition, due to the net operating loss incurred in 2008, the Company has recorded income taxes receivable of approximately $21,230, which is included in other assets on the accompanying 2008 consolidated balance sheet. At December 31, 2007, the Company had income taxes payable of approximately $4,229 which is recorded in other liabilities in the accompanying 2007 consolidated balance sheet.

16. Basic and diluted earnings (loss) per common share

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and nonvested restricted stock. The Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents. All share and per share amounts in 2007 have been retroactively adjusted to reflect a 5-for-4 stock split declared in 2006.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

The numerators and denominators used in computing basic and diluted earnings (loss) per common share for the years ended December 31, 2008, 2007 and 2006 can be reconciled as follows:

		Weighted-
	Net	average
	income (loss)	shares	Per-share
	(numerator)	(denominator)	amount
2008
Basic loss per common share —
Net loss	$(134,566)	27,935,736	$(4.82)
Effect of stock options and nonvested restricted stock	—	—
Diluted loss per common share	$(134,566)	27,935,736	$(4.82)
Common stock equivalent shares excluded due to antidilutive effect		236,129

2007
Basic earnings per common share —
Net income	$29,979	28,242,684	$1.06
Effect of stock options and nonvested restricted stock	—	334,720
Diluted earnings per common share	$29,979	28,577,404	$1.05

2006
Basic earnings per common share —
Net income	$35,677	26,062,018	$1.37
Effect of stock options and nonvested restricted stock	—	601,498
Diluted earnings per common share	$35,677	26,663,516	$1.34

17. Transactions with related parties

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

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2008 and 2007 was approximately as follows:

	2008	2007
Balance at beginning of year	$1,007	$999
Additions	2,139	1,983
Repayments	(1,985)	(1,975)
Balance at end of year	$1,161	$1,007

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

18. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions related to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $1,078, $1,977 and $1,899 for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008 the Company’s contributions to the Plan of $1,078 consisted solely of employer matching contributions. The Company’s contributions to the Plan for the year ended December 31, 2007 consisted of employer matching contributions of $1,120 and profit sharing contributions of $857. The Company’s contributions to the Plan for the year ended December 31, 2006 consisted of employer matching contributions of $923 and profit sharing contributions of $976.

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2008 and 2007 was approximately $7,253 and $7,033, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $26,315 and $26,271 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $4,744 and $4,584, respectively. The amount of expense charged to operations in 2008, 2007 and 2006 related to the deferred compensation plans was approximately $1,495, $1,744 and $1,035, respectively. As of December 31, 2008 and 2007, the liabilities related to the salary continuation and SERP plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $7,760 and $6,606, respectively. The amount of expense charged to operations in 2008, 2007 and 2006 for the salary continuation, SERP and fee continuation plans was approximately $1,356, $1,560 and $934, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the BOLI policies.

19. Stock-based compensation plans

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board, or the Compensation Committee of the Board (the Compensation Committee). In addition, on April 28, 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan). The 2008 Plan authorized the Board to issue up to an additional one million shares of common stock related to the grant or settlement of stock-based compensation awards, expanded

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NSOs), restricted stock, restricted stock units, stock appreciation rights and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules). The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers, non-employee directors and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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

At December 31, 2008, 1,344,068 shares reserved under the stock-based compensation plans were available for future grants.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted:

	2008	2007	2006
Dividend yield	3.9%	1.3%	1.4%
Expected volatility	32.0%	29.9%	34.2%
Risk-free interest rate	3.0%	4.8%	4.3%
Expected option lives	7 years	6 years	6 years

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly-traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of the Company’s management, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The weighted-average fair value of stock options granted was $2.36 for 2008, $9.14 for 2007 and $7.50 for 2006.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

The following table presents the activity related to options under all plans for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		average		average		average
	Options	exercise	Options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price
Balance at beginning of year	751,088	$13.34	770,095	$9.79	1,177,447	$7.86
Granted	400,130	10.06	139,962	27.09	83,298	21.10
Exercised	(11,505)	5.67	(146,109)	6.86	(439,875)	6.03
Forfeited	(50,622)	15.39	(12,860)	21.06	(50,775)	15.40
Balance at end of year	1,089,091	$12.05	751,088	$13.34	770,095	$9.79
Exercisable at end of year	520,645		488,203		525,363

The total intrinsic value of both the outstanding stock options and outstanding exercisable stock options was approximately $271 at December 31, 2008. The total intrinsic value of stock options exercised was $21 in 2008, $2,959 in 2007 and $8,400 in 2006. The total fair value of stock options vested for the years ended 2008, 2007 and 2006 was $773, $2,925 and $1,988, respectively. As of December 31, 2008 and 2007, unrecognized compensation cost related to nonvested stock options totaled $1,159 and $1,322, respectively, which is expected to be recognized over a weighted-average life of less than two years.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2008 is as follows:

	Options outstanding			Exercisable options
			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
	Number of	exercise	contractual	Number of	exercise
Exercise price range	options	price	life (years)	options	price
Under $5.00	115,672	$4.64	1.6	115,672	$4.64
$5.01-$8.00	119,718	6.05	2.1	109,718	6.60
$8.01-$12.00	505,470	9.83	7.8	141,464	9.07
$12.01-$16.00	162,168	13.70	5.4	148,791	13.57
$16.01-$22.00	55,942	20.38	7.1	5,000	16.82
$22.01-$30.12	130,121	27.13	8.1	—	—
	1,089,091	$12.05	4.2	520,645	$8.76

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

As of December 31, 2008, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1,078, which is expected to be recognized over a weighted-average life of two years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2008, 2007 and 2006 was $890, $904 and $545, respectively. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2008:

		Weighted-average
	Number of	grant date fair
	shares	value per share
Nonvested as of December 31, 2007	114,939	$20.09
Granted	62,181	10.13
Vested	(45,486)	11.64
Cancelled	(41)	22.71
Nonvested as of December 31, 2008	131,593	$17.70

Nonvested restricted stock is scheduled to vest over periods ranging from one to five years from the grant dates, with a weighted average remaining vesting term of 2.4 years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

20. Fair value measurements

SFAS No. 157’s hierarchy for determining fair value measurement, includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

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

  Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities, quoted prices for securities in inactive markets and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

  Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the consolidated balance sheet date may differ significantly from the amounts presented herein.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to valuation methodology:

Investment securities: Where quoted prices are available in an active market, investment securities available-for-sale are classified within level 1 of the hierarchy. Level 1 includes investment securities available-for-sale that have quoted prices in an active market for identical assets. If quoted market prices for identical securities are not available then fair values are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows. The Company has categorized most of its investment securities available-for-sale as level 2, since U.S Agency MBS are mainly priced in this latter manner.

Impaired loans: SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3.

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale. Estimated costs to sell OREO were based on standard market factors. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The table below presents assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale	$—	$107,480	$—
Total recurring assets measured at fair value	$—	$107,480	$—

Other assets, including intangible assets, are also subject to periodic impairment assessments under GAAP. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments until January 1, 2009. Accordingly, these assets have been omitted from the above disclosures.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans with specific valuation
allowances under SFAS No. 114	$—	$—	$120,468
Other real estate owned		—	52,727
	$—	$—	$173,195

The Company did not change the methodology used to determine fair value for any financial instruments during 2008. Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during 2008.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2008 and 2007.

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

Investment securities: See above description.

FHLB stock: The carrying amount approximates the estimated fair value.

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2008 and 2007 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

OREO: See above description.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

Deposits: The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2008 and 2007 rates offered on those instruments.

Junior subordinated debentures and other borrowings (including federal funds purchased): The fair value of the Bank’s junior subordinated debentures and other borrowings (including federal funds purchased) are estimated using discounted cash flow analyses based on the Bank’s December 31, 2008 and 2007 incremental borrowing rates for similar types of borrowing arrangements.

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2008 and 2007 were approximately as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$48,946	$48,946	$63,141	$63,141
Investment securities:
Available-for-sale	107,480	107,480	83,835	83,835
Held-to-maturity	2,211	2,247	3,180	3,193
FHLB stock	10,472	10,472	6,991	6,991
Loans, net	1,909,018	1,950,602	2,007,603	2,032,246
BOLI	33,568	33,568	33,304	33,304
OREO	52,727	52,727	9,765	9,765

Financial liabilities:
Deposits	1,794,611	1,795,004	1,667,138	1,667,299
Junior subordinated debentures
and other borrowings	317,533	320,796	411,227	410,573
Customer repurchase agreements	9,871	9,867	18,614	18,614

21. Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2008 and 2007, the Company and the Bank met capitalization benchmarks for “well capitalized”.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank is subject to restriction by state and federal regulators and availability of retained earnings. At December 31, 2008, the Company and the Bank were deemed to be “well-capitalized” by regulatory definition.

As of December 31, 2008, the Company’s annual examination by its primary banking regulators was currently in process as discussed in Note 14 “operating environment and financial condition.”

The Company’s actual and required capital amounts and ratios are presented in the following table:

					Regulatory minimum
					to be “well capitalized”
			Regulatory minimum to		under prompt
			be “adequately		corrective action
	Actual		capitalized”		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Tier 1 capital (to average assets)	$196,707	8.2%	$96,127	4.0%	$120,159	5.0%
Tier 1 capital (to risk-weighted assets)	196,707	8.9	87,968	4.0	131,951	6.0
Total capital (to risk-weighted assets)	224,701	10.2	175,935	8.0	219,919	10.0

December 31, 2007:
Tier 1 capital (to average assets)	$226,328	9.9%	$91,450	4.0%	$114,312	5.0%
Tier 1 capital (to risk-weighted assets)	226,328	10.0	90,383	4.0	135,575	6.0
Total capital (to risk-weighted assets)	254,638	11.3	180,766	8.0	225,958	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table:

					Regulatory minimum
					to be “well capitalized”
			Regulatory minimum to		under prompt
			be “adequately		corrective action
	Actual		capitalized”		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Tier 1 capital (to average assets)	$194,051	8.1%	$95,998	4.0%	$119,997	5.0%
Tier 1 capital (to risk-weighted assets)	194,051	8.8	87,878	4.0	131,816	6.0
Total capital (to risk-weighted assets)	221,772	10.1	175,755	8.0	219,694	10.0

December 31, 2007:
Tier 1 capital (to average assets)	$222,132	9.7%	$90,278	4.0%	$112,848	5.0%
Tier 1 capital (to risk-weighted assets)	222,132	9.8	91,256	4.0	136,884	6.0
Total capital (to risk-weighted assets)	250,344	11.1	182,512	8.0	228,140	10.0

The Board of Governors of the Federal Reserve System, which is Bancorp’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity, less goodwill net of any related deferred income tax liability. The regulations that were

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. All $66,500 of the Company’s trust preferred securities were included in Tier I capital at December 31, 2008. Had the proposed rule been in effect at December 31, 2008, on a pro forma basis, $43,300 of the trust preferred securities could have been included in the Company’s Tier I capital at December 31, 2008. Accordingly, the Company expects that its Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

22. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$2,697	$3,978
Investment securities available-for-sale	—	449
Investment in subsidiary	199,080	337,503
Other assets	2,216	2,212
Total assets	$203,993	$344,142
Liabilities and stockholders’ equity:
Junior subordinated debentures	$68,558	$68,558
Other liabilities	196	298
Stockholders’ equity	135,239	275,286
Total liabilities and stockholders’ equity	$203,993	$344,142

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006
Income:
Interest and dividend income	$18	$38	$47
Gains on sales of investment securities available-for-sale	115	260	594
Total income	133	298	641
Expenses:
Administrative	1,945	2,001	1,455
Interest	3,466	4,679	3,438
Other	621	431	425
Total expenses	6,032	7,111	5,318
Net loss before credit for income taxes, dividends from the Bank and
equity in undistributed net earnings of subsidiary	(5,899)	(6,813)	(4,677)
Credit for income taxes	2,283	2,377	1,777
Net loss before dividends from the Bank and equity in undistributed net
earnings of subsidiary	(3,616)	(4,436)	(2,900)
Dividends from the Bank	6,900	20,200	3,700
Equity in undistributed net earnings (loss) of subsidiary	(137,850)	14,215	34,877
Net income (loss)	$(134,566)	$29,979	$35,677

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(134,566)	$29,979	$35,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dividends from the Bank	6,900	20,200	3,700
Equity in undistributed net (earnings) loss of subsidiary	130,950	(34,415)	(38,577)
Gains on sales of investment securities available-for-sale	(115)	(260)	(594)
Stock-based compensation expense	1,566	1,632	1,149
Increase in other assets	(4)	(5)	(1,444)
(Decrease) increase in other liabilities	(49)	12	174
Net cash provided by operating activities	4,682	17,143	85
Cash flows from investing activities:
Investment in subsidiary	—	—	(41,500)
Proceeds from sales of investment securities available-for-sale	425	525	975
Net cash provided (used) by investing activities	425	525	(40,525)
Cash flows from financing activities:
Cash dividends paid	(6,158)	(10,491)	(8,136)
Net proceeds from issuance of junior subordinated debentures	—	—	47,939
Repurchases of common stock	—	(9,205)	—
Proceeds from stock options exercised	67	1,979	2,609
Tax effect from non-qualified stock options exercised	(297)	548	625
Net cash provided (used) by financing activities	(6,388)	(17,169)	43,037
Net (decrease) increase in cash and cash equivalents	(1,281)	499	2,597
Cash and cash equivalents at beginning of year	3,978	3,479	882
Cash and cash equivalents at end of year	$2,697	$3,978	$3,479

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Dollars in thousands, except per share amounts)

23. Selected quarterly financial data (unaudited)

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2008 and 2007. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$31,260	$34,111	$34,260	$38,141
Interest expense	9,130	10,146	10,014	13,081
Net interest income	22,130	23,965	24,246	25,060
Loan loss provision	61,339 (1)	15,390	18,364	4,500
Net interest income (loss) after loan loss provision	(39,209)	8,575	5,882	20,560
Noninterest income	3,951	5,530	5,008	5,502
Noninterest expenses	125,724 (2)	13,809	16,763	17,375
Income (loss) before income taxes	(160,982)	296	(5,873)	8,687
Provision (credit) for income taxes	(23,422)	(51)	(2,480)	2,647
Net income (loss)	$(137,560)	$347	$(3,393)	$6,040
Basic earnings (loss) per common share	$(4.92)	$0.01	$(0.12)	$0.22
Diluted earnings (loss) per common share	$(4.92)	$0.01	$(0.12)	$0.22

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$42,576	$43,956	$43,319	$41,377
Interest expense	15,886	16,232	15,775	14,831
Net interest income	26,690	27,724	27,544	26,546
Loan loss provision	15,600 (1)	1,750	1,000	1,050
Net interest income after loan loss provision	11,090	25,974	26,544	25,496
Noninterest income	5,124	5,198	5,272	5,546
Noninterest expenses	15,842	15,319	15,548	15,800
Income before income taxes	372	15,853	16,268	15,242
Provision for income taxes	113	5,835	6,087	5,721
Net income	$259	$10,018	$10,181	$9,521
Basic earnings per common share	$0.01	$0.35	$0.36	$0.34
Diluted earnings per common share	$0.01	$0.35	$0.36	$0.33
____________________

(1)	Increase in fourth quarter provision to increase level of credit reserves primarily related to deterioration within the Company’s residential land development loan portfolio.

(2)	Increase in fourth quarter noninterest expenses primarily due to $105,047 impairment of goodwill.

The consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     During 2008 the Company restated the interim period financial statements in connection with an increase in the balance for the reserve for loan losses, and a corresponding increase in loan loss provision that were deemed to have existed as of September 30, 2008 in the amount of approximately $6.1 million (pretax). The restatement related to managements’ discovery of a material miscalculation within its loan data extract software program specifically with respect to the treatment of classified loans that have been partially participated to other financial institutions.

     In connection with the restatement described above, on December 31, 2008 the Audit Committee of the Board of Directors met to discuss the facts and circumstances related to the identification and correction of the miscalculation. The Committee reviewed an assessment and related information from management and from the internal risk manager, and considered and discussed the information with independent auditor. The Committee determined that the atypical nature of the miscalculation within the software program indicated there was not a material weakness in the system of controls. However, the Company did re-evaluate the controls surrounding the software program and related processes for calculating the allowance for loan losses. Upon re-evaluation, the Company implemented additional software assurance tests and analytic procedures deemed necessary to enhance internal control to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

     Apart from the changes to internal controls mentioned above, the Company had no other changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Management of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “Bancorp”), is responsible for preparing Bancorp’s annual consolidated financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in the conformity with both accounting principles generally accepted in the United States and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). Bancorp’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

     The Company’s independent registered public accounting firm, Symonds, Evans & Company, P.C., have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

     The Company’s independent registered public accounting firm, Symonds, Evans & Company, P.C., have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 97 of this annual report.

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cascade Bancorp

We have audited the internal control over financial reporting of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”) as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

Portland, Oregon
March 10, 2009

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Certain information regarding executive officers is included in the section captioned “Executive Officers of the Registrant” in Part 1, Item 1, elsewhere in this report. Information concerning directors of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” and “Compliance with Section 16(a),” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2008 (the “Proxy Statement”), and is incorporated into this report by reference and under the heading Business-Executive Officers of the Registry in this report.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	The consolidated financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 59.

	(2)	All consolidated financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto

	(3)	Exhibits. Exhibits filed with this Annual Report on Form 10-K or incorporated by reference from other filing are as follows:

3.1	Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Form 10-Q report for the quarter ended June 30, 1997, and incorporated herein by reference.

3.2	Bylaws. As amended and restated, filed as exhibit 3.1 to registrant’s Form 8-K Current Report filed on February 25, 2008, and is incorporated herein by reference.

10.1	Registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, filed in January 1994, and incorporated herein by reference.

10.2	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by reference.

10.3	Deferred Compensation Plans. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant’s Form 10-KSB filed December 31, 1995, and incorporated herein by reference.

10.4	2002 Equity Incentive Plan. Filed as an exhibit to the registrant’s filing on Form S-8/A, as filed with the Securities and Exchange Commission on April 23, 2003, and incorporated herein by reference.

10.5	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Patricia L. Moss, entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

10.6	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Gregory D. Newton entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

10.7	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Peggy L. Biss entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

10.8	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Frank R. Weis entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.

11.1	Earnings per Share Computation. The information called for by this item is located on page 69 of this Form 10-K Annual Report, and is incorporated herein by reference.

21.1	Subsidiaries of registrant.

23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits related to our Trust Preferred Securities have been intentionally omitted. Upon written request, we will provide to you, without charge, a copy of those exhibits. Written requests to obtain a list of exhibits or any exhibit should be sent to Cascade Bancorp, 1100 NW Wall Street, Bend, Oregon 97701, attention: Investor Relations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP		CASCADE BANCORP

/s/ Patricia L. Moss		/s/ Gregory D. Newton
Patricia L. Moss		Gregory D. Newton
President/Chief Executive Officer		Executive Vice President/Chief Financial Officer

Date:	March 10, 2009	Date:	March 10, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres	March 10, 2009
Jerol E. Andres, Director/Vice Chairman	Date

/s/ Gary L. Hoffman	March 10, 2009
Gary L. Hoffman, Director/Chairman	Date

/s/ Henry H. Hewitt	March 10, 2009
Henry H. Hewitt, Director	Date

/s/ Judith A. Johansen	March 10, 2009
Judith A. Johansen, Director	Date

/s/ Clarence Jones	March 10, 2009
Clarence Jones, Director	Date

/s/ Patricia L. Moss	March 10, 2009
Patricia L. Moss, Director/President & CEO	Date

/s/ Ryan R. Patrick	March 10, 2009
Ryan R. Patrick, Director	Date

/s/ James E. Petersen	March 10, 2009
James E. Petersen, Director	Date