Form 10-Q
period 2009-03-31
CASCADE BANCORP
filed 2009-05-01
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to  ___

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,080,760 shares of no par value Common Stock as of April 30, 2009.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2009

INDEX

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets:
	March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations:
	Three months ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity:
	Three months ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I

ITEM 1.  FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Dollars in thousands)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$103,331	$46,554
Interest bearing deposits with Federal Home Loan Bank	9,286	162
Federal funds sold	2,994	2,230
Total cash and cash equivalents	115,611	48,946
Investment securities available-for-sale	101,130	107,480
Investment securities held-to-maturity	2,210	2,211
Federal Home Loan Bank stock	10,472	10,472
Loans, net	1,885,446	1,909,018
Premises and equipment, net	39,410	39,763
Core deposit intangibles	7,526	7,921
Bank-owned life insurance	33,592	33,568
Other real estate owned	53,731	52,727
Accrued interest and other assets	65,277	66,201
Total assets	$2,314,405	$2,278,307

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$407,300	$364,146
Interest bearing demand	693,559	816,693
Savings	35,563	33,203
Time	703,449	580,569
Total deposits	1,839,871	1,794,611
Junior subordinated debentures	68,558	68,558
Other borrowings	208,519	248,975
TLGP senior unsecured debt	41,000	-
Customer repurchase agreements	3,703	9,871
Accrued interest and other liabilities	20,921	21,053
Total liabilities	2,182,572	2,143,068

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value;
45,000,000 shares authorized;
28,080,760 issued and outstanding (28,088,110 in 2008)	158,796	158,489
Accumulated deficit	(27,040)	(23,124)
Accumulated other comprehensive loss	77	(126)
Total stockholders' equity	131,833	135,239
Total liabilities and stockholders' equity	$2,314,405	$2,278,307

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2009 and 2008
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Interest income:
Interest and fees on loans	$26,981	$36,997
Taxable interest on investments	1,309	1,052
Nontaxable interest on investments	35	61
Interest on federal funds sold	9	13
Interest on interest bearing balances from FHLB	1	1
Dividends on Federal Home Loan Bank stock	-	17
Total interest income	28,335	38,141

Interest expense:
Deposits:
Interest bearing demand	1,943	5,719
Savings	19	39
Time	4,528	3,114
FFP & Other borrowings	2,121	4,209
Total interest expense	8,611	13,081

Net interest income	19,724	25,060
Loan loss provision	15,000	4,500
Net interest income after loan loss provision	4,724	20,560

Noninterest income:
Service charges on deposit accounts	2,150	2,402
Mortgage loan origination and processing fees	672	453
Gains on sales of mortgage loans, net	323	236
Gains on sales of investment securities available-for-sale	372	-
Card issuer and merchant services fees, net	772	892
Earnings on bank-owned life insurance	25	266
Other income	743	1,271
Total noninterest income	5,057	5,520

Noninterest expense:
Salaries and employee benefits	8,551	9,159
Occupancy & Equipment	1,873	1,825
Communications	547	556
FDIC insurance	1,103	318
OREO & collection expenses	1,514	744
Other expenses	2,982	4,791
Total noninterest expense	16,570	17,393

Income (loss) before income taxes	(6,789)	8,687
Provision (credit) for income taxes	(2,873)	2,647
Net income (loss)	$(3,916)	$6,040

Basic earnings (loss) per common share	$(0.14)	$0.22
Diluted earnings (loss) per common share	$(0.14)	$0.22

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)
(unaudited)

			Retained	Accumulated
			Earnings	other	Total
	Comprehensive	Common	(accumulated	comprehensive	stockholders'
	income (loss)	stock	deficit)	income (loss)	equity
Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$6,040	-	6,040	-	6,040
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale	305	-	-	305	305
Comprehensive income	$6,345

Cash dividends paid		-	(2,791)	-	(2,791)
Stock-based compensation expense		403	-	-	403
Cancellation of shares for tax withholding		(235)	-	-	(235)
Balance at March 31, 2008		$157,321	$120,849	$838	$279,008

Balance at December 31, 2008		$158,489	$(23,124)	$(126)	$135,239
Comprehensive loss:
Net loss	$(3,916)	-	(3,916)	-	(3,916)
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale	(1,136)	-	-	(1,136)	(1,136)
Comprehensive loss	$(5,052)

Stock-based compensation expense		337	-	-	337
Cancellation of shares for tax withholding		(30)	-	-	(30)
Balance at March 31, 2009		$158,796	$(27,040)	$(1,262)	$130,494

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2009 and 2008
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Net cash provided (used) by operating activities	$11,742	$(3,871)

Investing activities:
Proceeds from sales of investment securities available-for-sale	6,350	-
Proceeds from maturities, calls and prepayments of
investment securities available-for-sale	5,459	7,859
Purchases of investment securities available-for-sale	(5,152)	(9,971)
Purchases of Federal Home Loan Bank stock	-	(3,156)
Net decrease in loans	8,895	392
Purchases of premises and equipment	(433)	(403)
Proceeds from sales of premises and equipment	168	-
Net cash provided (used) in investing activities	15,287	(5,279)

Financing activities:
Net increase (decrease) in deposits	45,260	(5,854)
Cash dividends paid	-	(2,791)
Stock options exercised	-	2
Increase in TLGP senior unsecured debt	41,000	-
Net increase in federal funds purchased	-	24,771
Net decrease in other borrowings and customer repurchase agreements	(46,624)	(11,624)
Net cash provided by financing activities	39,636	4,504
Net increase (decrease) in cash and cash equivalents	66,665	(4,646)
Cash and cash equivalents at beginning of period	48,946	63,141
Cash and cash equivalents at end of period	$115,611	$58,495

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,517	$12,921
Income tax refund received	$(8,100)	$-
Loans transferred to other real estate	$1,004	$16,681

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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

The condensed consolidated financial statements as of and for the year ended December 31, 2008 were derived from audited financial statements, but do not include all disclosures contained in the Company’s 2008 Annual Report to Shareholders.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2008 consolidated financial statements, including the notes thereto, included in the Company’s 2008 Annual Report to Shareholders.

Certain amounts for 2008 have been reclassified to conform with the 2009 presentation.

2.	Investment Securities

Investment securities at March 31, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
3/31/2009
Available-for-sale
U.S. Agency mortgage-backed securities	$91,086	$862	$626	$91,322
U.S. Agency asset-backed securities	8,014	81	270	7,825
Obligations of state and political subdivisions	1,481	63	-	1,544
Mutual fund	427	12	-	439
	$101,008	$1,018	$896	$101,130
Held-to-maturity
Obligations of state and political subdivisions	$2,210	$82	$-	$2,292

12/31/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$94,292	$607	$1,365	$93,534
U.S. Government and agency securities	8,273	453	-	8,726
Obligations of state and political subdivisions	1,503	32	5	1,530
U.S. Agency asset-backed securities	3,193	67	-	3,260
Mutual fund	423	7	-	430
	$107,684	$1,166	$1,370	$107,480
Held-to-maturity
Obligations of state and political subdivisions	$2,211	$36	$-	$2,247

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

	Less than 12 months		12 months or more		Total

	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Agency mortgage-
backed securities (MBS)	$49,551	$626	$178	$4	$49,729	$630
U.S. Agency asset-
backed securities	4,696	270	-	-	4,696	270
	$54,247	$896	$178	$4	$54,425	$900

The unrealized losses on agency guaranteed MBS investments are primarily due to widening of interest rate spreads due to turbulent credit market conditions that existed at March 31, 2009 as compared to yields/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market turbulence abates, and/or as securities approach their maturity dates.  Because the portfolio is conventional agency MBS which carry US government guarantees as to principal and interest, management does not believe any of the securities are impaired due to issues of credit quality nor that any of the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly no impairment adjustments have been recorded.

3.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at March 31, 2009 and December 31, 2008 was as follows (dollars in thousands):

Loan portfolio	March 31, 2009	% of gross loans	December 31, 2008	% of gross loans
Commercial	$574,604	30%	$582,831	30%
Real Estate:
Construction/lot/land development	495,743	25%	517,721	26%
Mortgage	97,612	5%	96,248	5%
Commercial	710,972	37%	703,149	36%
Consumer	56,236	3%	56,235	3%
Total loans	1,935,167	100%	1,956,184	100%
Less reserve for loan losses	49,721		47,166
Total loans, net	$1,885,446		$1,909,018

Mortgage real estate loans include mortgage loans held for sale of approximately $2.0 million at March 31, 2009 and approximately $1.4 million at December 31, 2008.  In addition, the above loans are net of deferred loan fees of approximately $4.3 million at March 31, 2009 and $4.7 million at December 31, 2008.

Primarily because of the economic recession and real estate downturn, credit quality stress is currently concentrated in Cascade’s real estate related loan categories.  The table below presents the geographic distribution of the construction/lot loan category at March 31, 2009 and December 31, 2008 (dollars in thousands):

	3/31/2009	% of category	% of Constr / lot portfolio	% of gross loans	12/31/2008

Residential Land Development:
Raw Land	$67,537	35%	14%	3%	$72,329
Land Development	110,072	58%	22%	6%	112,234
Speculative Lots	13,793	7%	3%	1%	14,855
	$191,402	100%	39%	10%	$199,418

Geographic distribution by region:
Central Oregon	$70,897	37%	14%	4%	$74,209
Northwest Oregon	4,631	2%	1%	0%	4,670
Southern Oregon	11,043	6%	2%	1%	12,722
Total Oregon	86,571	45%	17%	4%	91,601
Idaho	104,831	55%	21%	5%	107,817
Grand total	$191,402	100%	39%	10%	$199,418

Residential Construction:
Pre sold	$57,320	58%	12%	3%	$62,153
Lots	16,412	16%	3%	1%	17,331
Speculative Construction	25,819	26%	5%	1%	28,461
	$99,551	100%	20%	5%	$107,945

Geographic distribution by region:
Central Oregon	$42,499	43%	9%	2%	$43,593
Northwest Oregon	25,091	25%	5%	1%	30,445
Southern Oregon	4,424	4%	1%	0%	5,799
Total Oregon	72,014	72%	15%	3%	79,837
Idaho	27,537	28%	6%	1%	28,109
Grand total	$99,551	100%	21%	4%	$107,945

Commercial Construction:
Pre sold	$27,885	13.6%	6%	1%	$27,826
Lots	13,888	6.8%	3%	1%	16,404
Speculative	132,436	64.7%	27%	7%	143,719
Speculative Lots	30,581	14.9%	6%	2%	22,409
	$204,790	100%	41%	11%	$210,358

Geographic distribution by region:
Central Oregon	$38,572	19%	8%	2%	$49,817
Northwest Oregon	97,187	47%	20%	5%	83,720
Southern Oregon	29,104	14%	6%	2%	33,837
Total Oregon	164,863	80%	33%	9%	167,375
Idaho	39,927	20%	8%	2%	42,984
Grand total	$204,790	100%	41%	11%	$210,358

Transactions in the reserve for loan losses and unfunded commitments for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three months ended
	March 31,
	2009	2008
Reserve for loan losses
Balance at beginning of period	$47,166	$33,875
Loan loss provision	15,000	4,500
Recoveries	308	483
Loans charged off	(12,753)	(4,658)
Balance at end of period	$49,721	$34,200

Reserve for unfunded commitments
Balance at beginning of period	$1,039	$3,163
Credit for unfunded commitments	(335)	-
Balance at end of period	$704	$3,163

Reserve for credit losses
Reserve for loan losses	$49,721	$34,200
Reserve for unfunded commitments	704	3,163
Total reserve for credit losses	$50,425	$37,363

At March 31, 2009, the Bank had approximately $419.9 million in outstanding commitments to extend credit, compared to approximately $514.6 million at year-end 2008. The reduction is a function of completion of prior period construction draws as well as management of commitments to a lower level generally. Reserve for unfunded commitments are classified as other liabilities and totaled approximately $.7 million at March 31, 2009 and $1.0 million at December 31, 2008.

4.	Non-Performing Assets

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in NPAs is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio.  See also “Real Estate Concentration” section of MD&A.

The following table presents information with respect to non-performing assets at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008
Loans on non-accrual status	$176,979	$120,468
Loans past due 90 days or more
but not on non-accrual status	392	5
OREO - non-performing	39,956	38,952
Total NPA's	$217,327	$159,425

Operating commercial real estate OREO	13,775	13,775
OREO - non-performing	39,956	38,952
Total OREO	$53,731	$52,727

Selected ratios:
NPLs to total gross loans	9.17%	6.16%
NPAs to total gross loans and OREO	10.93%	7.94%
NPAs to total assets	9.39%	7.00%

The following table presents non-performing assets as of March 31, 2009 by region (dollars in thousands):

Region	March 31, 2009	% of total NPA's	December 31, 2008	% of total NPA's
Central Oregon	$59,689	27%	$48,421	30%
Northwest Oregon	25,051	12%	4,093	3%
Southern Oregon	22,753	10%	20,680	13%
Total Oregon	107,493	50%	73,194	46%
Idaho	109,834	50%	86,231	54%
Grand total	$217,327	100%	$159,425	100%

The composition of non-performing assets as of March 31, 2009 and December 31, 2008 was as follows (dollars in thousands):

	March 31, 2009	% of total	December 31, 2008	% of total
Commercial	$29,497	6%	$16,877	11%
Real Estate:
Construction/lot	170,570	80%	128,053	80%
Mortgage	1,884	0%	2,252	1%
Commercial	15,095	14%	12,024	8%
Consumer	281	0%	219	0%
Total non-performing assets	$217,327	100%	$159,425	100%

A loan is considered to be impaired (non-performing) when it is determined probable that the principal and/or interest amounts due will not be collected according to the contractual terms of the loan agreement. Impaired loans are generally carried at lower of cost or fair value, which may be determined based upon recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient basis by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate..  Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the reserve when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. See “Footnote 10 – Fair Value Measurements” for additional information related to fair value measurement.

At March 31, 2009, impaired loans totaled approximately $177.0 and related specific valuation allowances were $3.2 million.  At December 31, 2008, impaired loans were approximately $120.5 million and related specific valuation allowances were $2.7 million.  Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant. The average recorded investment in impaired loans was approximately $141.3 million and $41.2 million for the three months ended March 31, 2009 and 2008, respectively.

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful.  Interest income that was reversed and charged against income for the three months ended March 31, 2009, was approximately $0.5 million as compared to $0.7 million for the comparable 2008 period.

5.	Mortgage Servicing Rights

At March 31, 2009 and December 31, 2008, the Bank retained servicing rights to mortgage loans with principal balances of approximately $530.2 million and $512.2 million, respectively.  Generally, loans sold servicing-retained are sold to Fannie Mae, a U.S. government sponsored enterprise.  The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies.  Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.

Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $3.8 million at March 31, 2009 and $3.6 million at December 31, 2008.  The fair value of MSRs was approximately $4.7 million at March 31, 2009 and $4.6 million at December 31, 2008.  Activity in MSRs for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Three months ended
	March 31,
	2009	2008
Balance at beginning of period	$3,605	$3,756
Additions	657	327
Amortization	(413)	(300)
Balance at end of period	$3,849	$3,783

6.	Junior Subordinated Debentures

At March 31, 2009, the Company had established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (“TPS”) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.  The weighted average interest rate of all TPS was 4.19% at March 31, 2009 and December 31, 2008.   The interest on TPS may be deferred at the sole determination of the issuer.  Under such circumstances the Company would continue to accrue interest but not make payments on the TPS.  As part of its liquidity management program, on April 27, 2009 the Company’s board of directors (the Board) elected to defer payment of interest on TPS until such time as resumption is deemed appropriate.

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying condensed consolidated balance sheets. Management believes that at March 31, 2009 and December 31, 2008, the TPS meet applicable regulatory guidelines to qualify as Tier I capital in the amount of $43.5 million and Tier 2 capital in the amount of $23.0 million.

7.	Other Borrowings

At March 31, 2009 the Bank had a total of $208.2 million in long-term borrowings from Federal Home Loan Bank (FHLB) with maturities from ranging from 2009 to 2025, bearing a weighted-average of 2.71%.  Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the FDIC’s TLGP maturing February 12, 2012 bearing a weighted average rate of 2.35%, exclusive of the net costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt.  At year-end 2008, the Bank had a total of $128.5 million in long-term borrowings from FHLB with maturities from 2009 to 2025.  In addition, at December 31, 2008, the Bank had short-term borrowings with FRB of approximately $120.5 million.  (See MD&A “Liquidity and Sources of Funds” for further discussion).

8.	Basic and Diluted Earnings (loss) per Common Share

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and nonvested restricted stock. For the three months ended March 31, 2009, the Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

The numerators and denominators used in computing basic and diluted earnings (loss) per common share for the three months ended March 31, 2009 and 2008 can be reconciled as follows (dollars in thousands, except per share data):

	March 31,
	2009	2008
Net income (loss)	$(3,916)	$6,040

Weighted-average shares outstanding - basic	27,961,121	27,911,208
Basic net income (loss) per common share	$(0.14)	$0.22

Incremental shares arising from
stock-based compensation	N/A	51,461
Weighted-average shares outstanding - diluted	27,961,121	27,962,669
Diluted net (loss) income per common share	$(0.14)	$0.22

Common stock equivalent shares excluded due to antidilutive effect	114,054	-

9.	Stock-Based Compensation

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders, that are administered by the Board, or the Compensation Committee of the Board (the Compensation Committee).  In addition, on April 28, 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan).  The 2008 Plan authorized the Board to issue up to an additional one million shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards.  Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code, non-qualified stock options (NSOs), restricted stock, restricted stock units, stock appreciation rights and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules).  The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers, non-employee directors and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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

During the three months ended March 31, 2009 the Company did not grant any stock options.  During the three months ended March 31, 2008 the Company granted 390,130 stock options with a calculated fair value of $2.35 per option.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the three months ended March 31, 2008:

Dividend yield	4.0%
Expected volatility	32.0%
Risk-free interest rate	3.0%
Expected option lives	7.2 years

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

The following table presents the activity related to stock options under all plans for the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2008	1,089,091	$12.05	N/A	N/A
Granted	-	-	N/A	N/A
Exercised	-	-	N/A	N/A
Cancelled	(55,300)	9.36
Options outstanding at March 31, 2009	1,033,791	$12.27	5.21	$-
Options exercisable at March 31, 2009	534,827	$9.96	8.55	$-

Stock-based compensation expense related to stock options for both the three months ended March 31, 2009 and 2008 was approximately $.2 million.  As of March 31, 2009, there was approximately $1.0 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity for nonvested stock for the three months ended March 31, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)
Nonvested as of December 31, 2008	131,593	$17.70	N/A
Granted	-	-	N/A
Vested	(17,539)	4.04	N/A
Nonvested as of March 31, 2009	114,054	$18.10	2.34

Total expense recognized by the Company for nonvested stock for the three months ended March 31, 2009 and 2008 was approximately $.1 million and $.4 million, respectively.  As of March 31, 2009, unrecognized compensation cost related to nonvested stock totaled approximately $0.9 million.  The nonvested stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

10.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the condensed consolidated balance sheet date may differ significantly from the amounts presented herein.

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

The table below presents assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available - for - sale	$-	$101,130	$-
Total recurring assets measured at fair value	$-	$101,130	$-

Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments.

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans with specific valuation allowances under SFAS No. 114	$-	$-	$176,979
Other real estate owned		-	53,731
	$-	$-	$230,710

The Company did not change the methodology used to determine fair value for any financial instruments during 2008.  Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during the first quarter of 2009.

11.	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations”. SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for the acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This changes the requirements of SFAS No. 141 which permitted deferred recognition of preacquisition contingencies, until the recognition criteria for SFAS No. 5, “Accounting for Contingencies” were met. SFAS No. 141R will also require acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. SFAS No. 141R is effective for business combination reporting for fiscal years beginning after December 15, 2008.    In April, 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1).  FSP 141(R)-1 amends the guidance in SFAS No. 141R and is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R and FSP 141(R)-1 will apply to any business combination entered into by the Company closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to SFAS No. 160, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of SFAS No. 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 as of January 1, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. SFAS No. 161 was effective for the Company on January 1, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued the following three FSP’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2009 and the operating results for the three months then ended, included elsewhere in this report.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s SEC form 10k; its audited consolidated financial statements and the notes thereto as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in this report as well as general business and economic conditions, including conditions in residential and commercial real estate markets; volatility and disruption in financial markets; changes in regulatory conditions or requirements or new legislation; including government intervention in the U.S. financial system; - changes in interest rates including timing or relative degree of change and the interest rate policies of the FRB; competition in the industry, including our ability to attract deposits, changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in credit quality and in estimates of future reserve requirements;  changes in the level of nonperforming assets and charge-offs; and changes in accounting policies.  In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

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

Recent Developments

As previously disclosed, the Company has engaged in discussions to attempt to raise additional capital from a variety of sources.  Recently the Company and its largest shareholder have engaged in discussions regarding a possible additional investment in the equity of the Company or the Bank by such shareholder.  Although as of the date of this filing there is no understanding or agreement between the Company and such shareholder, the discussions have focused on an investment by such shareholder of approximately $25.0 million which would be conditioned upon the issuance of an as yet to be determined amount of equity securities of the Company to third parties and/or possible issuance of a substantial amount of preferred stock of the Company to the United States Treasury under its Troubled Asset Relief (“TARP”) Capital Purchase Program.  Any potential investment would also be subject to due diligence and may require the approval of the Company’s shareholders.  The Company’s application for TARP is classified as “pending”, however, in the event that the Bank is categorized as “adequately capitalized” upon issuance of a pending regulatory examination report, it is unlikely that the Company would qualify for an investment by the Treasury through TARP. There can be no assurance that the Company will qualify for an investment by the Treasury or that the Company will receive an investment from its largest shareholder or other private investors.

During the first quarter of 2009 the Company was subject to its annual regulatory examination at which time regulators advised us of certain restrictions pending final examination results.  The Bank has not yet received its formal examination report, but generally, regulators could continue such restrictions or impose further limits.  Among other things they could require management to reduce nonperforming assets, raise and/or improve capital levels, restrict dividend payments, improve liquidity, limit deposit pricing and restrict access to brokered or other volatile wholesale funds.  At March 31, 2009, the Company’s leverage, tier 1 capital and total risked-based capital ratios were 7.59%, 7.92% and 10.15%, respectively, exceeding the benchmarks for “well capitalized.” However, there can be no assurance that the regulators will not downgrade the Bank’s capital rating as a result of this exam.  The risk based capital category below ”well-capitalized” is “adequately capitalized”.  A failure to remain “well-capitalized” could result in additional regulatory restrictions, potentially including the issuance of a regulatory order by the FDIC, and may cause the Company to be ineligible to receive funds through the TARP Program.

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

Economic Conditions

The Company's business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse affect on the Company's financial condition or results of operations. Real estate values have declined and may continue to fall.  Unemployment rates have increased significantly and are expected to increase further. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse affect on the condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences experienced reduced ability to service their loan obligations and the market value of underlying collateral was adversely effected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss in the first quarter of 2009. In addition, the Company experienced declining deposits because business and retail customers saw a reduction in overall level of assets and cash available to deposit in the Bank. This decline was offset by increasing secured borrowings and brokered deposit funds with laddered maturities.

Highlights and Summary of Performance - First Quarter of 2009

•	First Quarter Net Loss Per Share: at ($0.14) or ($3.9 million) compared to year ago earnings per share of $0.22 and net income of $6.0 million, respectively.
•	Credit Quality: Reserve for credit losses at 2.61% of total loans.
•	Credit Quality: Non-performing assets (NPA’s) at $231.1 million; largely residential development and construction related credits particularly hard hit by the economic downturn.
•	Total Risk Based Capital Ratio: at 10.27% compared to 11.42% a year-ago.
•	Total Deposits: up 10.7% compared to a year-ago.
•	Total Loans: down 5.1% compared to a year-ago.
•	Net Interest Margin: 3.86% vs. 4.68% for the year-ago quarter.

Cascade reported first quarter 2009 diluted loss (EPS-diluted) of ($0.14) per share compared to earnings of $0.22 per share for the year ago quarter due to decreased net interest income and elevated loan loss provision expense.  The decrease in net interest income during the first quarter 2009 was primarily due to a decrease in interest and fee income on loans, resulting from lower interest rates in general and interest reversals and interest foregone on NPA’s.  First quarter 2009 provision for loan losses totaled $15.0 million (pre-tax) and net loan charge-offs of $12.8 million (pre-tax). Non-performing assets increased to $231.1 million a majority of which relates to the residential development and construction portfolio.

Loans fell 5.1% from the year-ago period primarily due to charge-off activity coupled with management’s actions to reduce loans under the present adverse economic conditions.  Total deposits at March 31, 2009, were $1.8 billion, up 10.7% compared to a year-ago mainly as a result of increased time and brokered deposits.  The net interest margin was 3.86%, below year ago levels in part due to elevated non-performing assets that do not earn interest income, resulting in lower net interest income for the current quarter.  Non interest income declined $0.5 million from the year-ago level while non interest expense was lower by $0.8 million due mainly to reduced staffing expense in the current period.

Loan portfolio and credit quality

At March 31, 2009, Cascade’s loan portfolio was approximately $1.9 billion, down $103.0 million and $21.0 million compared to a year-ago and on a linked-quarter basis, respectively.  Management believes it is prudent to reduce loan balances where possible until such time as the economic downturn runs its course.

Broadly, credit quality challenges continue to be centered in residential land development portfolio, but the wider economic recession is having some impact on commercial construction, Commercial and Industrial (“C&I”) and Commercial Real Estate (“CRE”) as well.  The land development portfolio represents approximately 10% of the Bank’s overall loan portfolio but nearly 50% of total NPA’s.  Another 37% of that portfolio is adversely risk rated with appropriate special reserves.  Meanwhile CRE and C&I portfolio together represent approximately two-thirds of the Bank’s total loans.  NPA’s levels in CRE and C&I are approximately 4% and 5% of the respective portfolios. While the level of non-performing assets in its CRE and C&I portfolios are higher than historical norms, the Company believes that these portfolios will not be as negatively impacted as was the land development and construction loans because of the smaller loan size and borrower diversity within the CRE and C&I portfolios where average loan sizes are about $0.6 million and $0.2 million respectively.

Non performing assets (NPA’s) include non-accrual loans and non-performing OREO.  A majority of the increase in NPA’s during the first quarter is related to residential land development and construction portfolios.  NPA’s increased to $217.3 million, or 9.4% of total assets compared to $159.4 million or 7.0% of total assets for the linked-quarter. Because of the uncertain real estate market, forward assurances cannot be given as to the timing of ultimate disposition of such assets or that selling price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management.

At March 31, 2009, loans delinquent >30 days were at 0.90% of total loans compared to 0.33% for the linked-quarter and 0.43% for the year ago quarter. This compares favorably to peer banks whose average delinquency rates were 1.37% at prior quarter end.  At March 31, 2009 the delinquency rate in our CRE portfolio and our C&I portfolio was 0.39% and 0.85%, respectively. CRE loans represent the largest portion of Cascade’s portfolio at 37% of total loans and the C&I loans represent 30% of total loans.

At March 31, 2009 the total reserve for credit losses was $50.4 million or 2.61% of total loans.  Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, forward assurances cannot be given that the reserve will be adequate in future periods or that the level of NPA’s will subside.  Further provisioning and charge-offs may be required before values stabilize. See “Loans – Real Estate Loan Concentration” Below.

Deposits

Total deposit at March 31, 2009, were $1.8 billion, up 10.7% compared to a year-ago and up 2.5% on a linked-quarter basis.  Historically, the Bank’s winter quarter is seasonally the lowest deposit period of the year.  This trend has been exacerbated by the ongoing negative economic conditions in Cascade’s markets. While consistent efforts to retain and serve customers have proven successful with total customer numbers remaining steady, average deposit balances have declined.  Customer relationship deposits1 averaged $1.3 billion for the first quarter of 2009, down 5.3% compared to the linked-quarter and down 13.3% from the year earlier period.  End of period customer relationship deposits were $1.4 billion at March 31, 2009, down 11.1% compared to a year-ago and down 4.7% on a linked-quarter basis.  To supplement deposits the Bank has embarked on a marketing program to attract additional local retail deposits targeted at the more price sensitive consumer market.  The Bank has historically prioritized serving business, public and not for profit depository customers.  The Company can provide no assurance that this initiative will prove to be successful.  To offset reduced relationship deposits the Bank utilized internet listing service time deposits and increased its brokered time deposits.   At March 31, 2009 wholesale brokered deposits totaled $249.7 million compared to $147.9 million at December 31, 2008.  In addition local, relationship based reciprocal CDARS deposits totaled $130.2 million at March 31, 2009.  In February 2009, the FDIC informed the Bank that it was placing a temporary restriction on the Bank’s ability to increase brokered deposits, including the Bank’s reciprocal CDARS program, and limited pricing on deposits pending final results of the examination.

1 Customer relationship deposits include core deposit transaction accounts such as checking, money market and savings, while excluding all wholesale or brokered deposits and time deposits greater than $100,000.

To provide customer assurances, the Company is participating in the FDIC’s temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying less than 0.50%. Additionally, under recent changes from the FDIC, all interest bearing deposit accounts are insured up to $250,000 through December 31, 2009.

RESULTS OF OPERATIONS – Three Months ended March 31, 2009 and 2008

Income Statement

Net Income

Net income decreased $10.0 million (or 136.9%) for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to a continued elevated level of loan loss provision and a decrease in net interest income.  Loan loss provision increased $10.5 million for the quarter ended March 31, 2009. Net interest income decreased $5.3 million for the quarter ended March 31, 2009. Non-interest income and non-interest expenses were both down 8.1% and 4.6%, respectively, for the first quarter of 2009.

Net Interest Income / Net Interest Margin

Yields on earning assets during the first quarter of 2009 were 5.53% compared to 5.77% in the linked-quarter and down from 7.12% in the year ago quarter.  The year-over-year and linked-quarter decline in yields were mainly a result of declining market rates as well as the effect of interest forgone and reversed on non-performing loans. The average rate paid on interest bearing liabilities was relatively flat at 2.00% for the current quarter as compared to 2.10% for the linked-quarter and is below the 3.13% for the year ago quarter due to the declining market rates.

At March 31, 2009, the net interest margin was 3.86% compared to 4.09% for the linked-quarter, and 4.68% for the year ago quarter.  Meanwhile, the overall cost of funds was down to 1.64% in the current quarter compared to 1.71% for the linked-quarter and down from 2.50% for the year-ago quarter.  The lower net interest margin was primarily due to interest reversed and foregone on non-performing loans and lower loan fees.  Adjusted for NPA’s and interest reversals, NIM would have been 4.08% for the first quarter 2009.

Because one of Cascade’s strengths is its relatively high proportion of non-interest bearing deposits, lower market interest rates may modestly compress the Company’s net interest margin as yields decline against an already low cost of funds.  Importantly, this effect should also reverse once the economy rebounds.  See cautionary “Forward Looking Statements” below and Risk Factors in Item 2A below for further information on risk factors including interest rate risk.

Components of Net Interest Margin

The following table sets forth for the quarter’s ended March 31, 2009 and 2008 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended March 31, 2009			Quarter ended March 31, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$106,963	$1,308	4.96%	$77,671	$1,052	5.43%
Non-taxable securities (1)	3,731	53	5.76%	6,849	82	4.80%
Interest bearing balances due from FHLB	1,239	1	0.33%	97	1	4.14%
Federal funds sold	16,670	9	0.22%	1,629	13	3.20%
Federal Home Loan Bank stock	10,472	-	0.00%	8,864	17	0.77%
Loans (1)(2)(3)(4)	1,947,231	27,075	5.64%	2,059,862	37,083	7.22%
Total earning assets/interest income	2,086,306	28,446	5.53%	2,154,972	38,248	7.12%
Reserve for loan losses	(47,483)			(34,370)
Cash and due from banks	54,068			48,198
Premises and equipment, net	39,728			38,112
Bank-owned life insurance	33,584			33,419
Accrued interest and other assets	104,865			156,675
Total assets	$2,271,068			$2,397,006

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$738,031	1,943	1.07%	$924,619	5,719	2.48%
Savings deposits	34,047	19	0.23%	36,911	39	0.42%
Time deposits	668,181	4,528	2.75%	310,141	3,114	4.03%
Other borrowings and F&M Holdback	304,225	2,121	2.83%	406,244	4,209	4.16%
Total interest bearing liabilities/interest expense	1,744,484	8,611	2.00%	1,677,915	13,081	3.13%
Demand deposits	385,780			415,636
Other liabilities	3,524			23,363
Total liabilities	2,133,788			2,116,914
Stockholders' equity	137,280			280,092
Total liabilities and stockholders' equity	$2,271,068			$2,397,006

Net interest income		$19,835			$25,167

Net interest spread			3.53%			3.99%

Net interest income to earning assets			3.86%			4.68%
_____________________

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was approximately $141.3 million for 2009 and $57.9 million for 2008.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.8 million in 2009 and $1.3 million in 2008.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2009, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):
	Quarter ended March 31, 2009 vs. 2008
	Total	Volume	Rate
Interest income:
Interest and fees on loans	$(10,008)	$(2,209)	$(7,799)
Investments and other	206	471	(265)
Total interest income	(9,802)	(1,738)	(8,064)
Interest expense:
Interest bearing demand	(3,776)	(1,173)	(2,603)
Savings	(20)	(3)	(17)
Time deposits	1,413	3,538	(2,125)
Other borrowings	(2,087)	(1,068)	(1,019)
Total interest expense	(4,470)	1,294	(5,764)
Net interest income	$(5,332)	$(3,032)	$(2,300)

Loan Loss Provision

The loan loss provision was $15.0 million for the three months ended March 31, 2009 as compared to $4.5 million for the year ago quarter. The increase was primarily related to the effects of adverse economic conditions on borrowers.  At March 31, 2009, the reserve for credit losses (reserve for loan losses and loan commitments) was 2.61% of outstanding loans, as compared to 1.83% for the year ago period.  At this date, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions.  For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” above.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-Interest Income

Non-interest income decreased 8.1% for the quarter ended March 31, 2009 compared to the year ago period. Service charges on deposit accounts were down $0.3 million, earnings on bank-owned life insurance down $0.2 million and other income was down $0.5 million. These decreases were partially offset by gains on sales of investment securities available-for-sale of $0.4 million.  In addition, the prior year period included a gain on visa ownership interest of $0.6 million.  Mortgage revenue was up modestly compared to the year ago quarter.

Residential mortgage originations were up 201.7% to $60.5 million for the current quarter ended March 31, 2009 compared to $20.1 million in the linked-quarter and up 37.5% from the year-ago period.  Note that the Company has focused on originating conventional mortgage products throughout its history while purposefully avoiding sub-prime / option-ARM type products.  As a result, the delinquency rate within Cascade’s $534 million portfolio of serviced residential mortgage loans is only 1.27%, notably below the national mortgage delinquency rate of 11.93% as of December 31, 2009.  The fair value of servicing portfolio is estimated to exceed book value by amounts ranging from $0.4 million to $1.3 million.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2009 was down 4.6% year-over-year but down 86.8% on a linked quarter basis as the linked-quarter included a goodwill impairment charge of $105.0 million.  The 2009 decrease on a linked-quarter basis was also attributable to lower OREO and related legal costs and a reduction in salaries and employee benefits expense.  These decreases have been partially offset by an increase FDIC insurance which has increased 246.8% or $0.8 million as compared to the year ago period.  FDIC insurance expense increased partly due to the FDIC finalizing a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The increase in deposit insurance expense during the first quarter of 2009 compared to the first quarter of 2008 was also partly related to the Company’s utilization of available credits to offset assessments during the first quarter of 2008. The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.

Income Taxes

A credit for income taxes arose in the first quarter of 2009 due to an operating loss. In the first quarter of 2008 the Company recorded a provision for income taxes due to the Company recorded positive operating income in that period.

Financial Condition

Balance Sheet Overview

At March 31, 2009 total assets remained steady at $2.3 billion compared to year end 2008.  Cash and cash equivalents increased $66.7 since year-end 2008 as the Company accessed wholesale funding sources including $41.0 million TLGP debt issuance, internet listing service and brokered deposits.  The increase in wholesale funding was primarily to offset reduced core deposits that have trended down due to the ongoing effects of an adverse economy on local markets.

The Company had no material off balance sheet derivative financial instruments as of March 31, 2009 and December 31, 2008.

Capital Resources

The Company’s total stockholders’ equity at March 31, 2009 was $130.5 million, a decrease of $4.7 million from December 31, 2008.  The decrease primarily resulted from a net loss for the three months ended March 31, 2009.

At March 31, 2009, the Company’s total risked based capital ratio remained above 10% at 10.15% and Tier 1 risked-based capital ratio of 7.85%.  The FRB’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. At March 31, 2009, the Company exceeded regulatory benchmarks for “well-capitalized” institutions.  However, the Bank recently underwent its annual regulatory examination but has not received its examination report and there can be no assurance that regulators will continue to categorize the Bank “well-capitalized.”

The Company is currently seeking additional equity capital to bolster the Company’s capital and liquidity positions. The Company may not be able to obtain such financing or it may be only available on terms that are unfavorable to the Company and its shareholders.  In addition, the Company has applied for up to three-percent of its total risk-weighted assets in capital under the TARP Program, which would be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter. The Company's application is currently designated as “pending.” However because of the uncertain U. S. Treasury policy and administration of the TARP program generally, and given the Bank’s condition and potential outcome of a pending regulatory examination there can be no assurance or guarantee that the Treasury will select the Company to participate in its Capital Purchase Program. In the event that the Bank is categorized as “adequately capitalized” following the issuance of its examination report, it is unlikely that the Company will qualify for an investment by the Treasury through TARP.  In any event, the Company believes that possible investment by the Treasury through the TARP Program may be conditioned upon the receipt of private equity financing.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2009, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at March 31, 2009 and December 31, 2008 is included in the following table (dollars in thousands):

	March 31, 2009	December 31, 2008

Commitments to extend credit	$378,158	$465,500
Commitments under credit card lines of credit	30,045	30,522
Standby letters of credit	11,648	18,583

Total off-balance sheet financial instruments	$419,851	$514,605

Liquidity and Sources of Funds

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

With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in their bank. Customer relationship deposit balances fell approximately $67.2 million since year-end 2008, including a decline in noninterest bearing demand deposits of approximately $43.2 million.  Historically the Bank’s deposit resources will rebound with the stabilization and growth of the economy.  In the meantime, the Bank has addressed this situation by 1) increasing wholesale funding including brokered and internet service listing deposits and secured borrowings; 2) reducing loans and other  assets and 3) increasing share of customer deposits in its markets.  As to the latter, the Bank has embarked on a marketing program to attract additional local deposits targeted at retail market which historically has been of second to its priority focus on serving business, public and not for profit customers.  In regard to wholesale sources, the Bank increased its use of brokered deposits during the quarter with laddered maturities into the future.  At March 31, 2009 brokered deposits totaled $249.7 million compared to $147.9 million at December 31, 2008.  As discussed elsewhere, in February 2009, the FDIC informed the Bank that it was placing a temporary restriction on the Bank’s ability to increase wholesale brokered deposits, including the Bank’s reciprocal CDARS program, and limited pricing on deposits. Final results of the pending regulatory examination may require a continued restriction on brokered deposits. The Bank also increased its use of internet listing service deposits, where the Bank posts time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank to open a deposit account.  At March 31, 2009 such deposits totaled approximately $97.7 million compared to a nil balance at year-end 2008.  As to reducing assets to increase liquidity, the Company has been and will continue to work toward reducing primarily loan-only credits where Cascade is not the borrower’s primary bank.  In addition, it is working to reduce nonperforming assets and other non-relationship assets as possible.  The Company cannot provide assurance as to its successful implementation of plans or that further deterioration in economic conditions and deposit trends would not have a material adverse effect on the Company's liquidity.

At March 31, 2009 the above actions resulted in increased short term liquidity with balances at correspondent banks increasing to approximately $79 million compared to negligible amount in prior periods.  However, it has also reduced available borrowing capacity.  At March 31, 2009, the FHLB had extended the Bank a secured line of credit of $803.3 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2009, the Bank had qualifying collateral pledged for FHLB borrowings totaling $336.9 million. Subsequent to year-end the Bank has increased its secured borrowings to approximately $208.1 million and has utilized FHLB letter of credit facility to increase its collateralization level of public deposits held by the Bank, substantially utilizing its collateralized capacity from FHLB.  However, the Bank also had undrawn borrowing capacity at FRB of approximately $171.4 million at March 31, 2009 that is currently supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.  The Bank is in the process of identifying additional collateral available for pledging at both FHLB and FRB.   As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to present adverse economic environment.

Recently the U.S. Treasury announced the Temporary Liquidity Guarantee Program (TLGP) under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of TLGP under this program comprised of $16 million floating rate and $27 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At March 31, 2009, the Bank had approximately $419.9 million in outstanding commitments to extend credit, compared to approximately $514.6 million at year-end 2008. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

Refer to the disclosures of market risks included in Item 7A Quantitative and Qualitative Disclosures about Market Risks in the Company’s 2008 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15 under the Exchange Act of 1934, management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

During the first quarter of 2009, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time a party to various legal actions arising in the normal course of business.  Management does not expect the ultimate disposition of these matters to have a material adverse effect on the business or financial position of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to Cascade’s risk factors previously disclosed in Part I – item 1A “Risk Factors: of Cascade’s Annual Report of Form 10-K filed with the SEC on March 13, 2009 for the year ended December 31, 2008.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future.  As of March 31, 2009, the Company was authorized to repurchase up to an additional 1,423,526 shares under this repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal 1.	Election of Directors:

The following persons were elected as directors to serve the terms stated below:

Name	Term expires	Votes "FOR"	Votes "WITHHELD"
Gary L. Hoffman	2010	22,569,464	926,631
Patricia L. Moss	2010	22,474,344	1,021,751
Thomas M. Wells	2010	22,610,682	885,413
Ryan R. Patrick	2010	22,694,159	801,936
James E. Petersen	2010	19,543,151	3,952,944
Jerol E. Andres	2010	22,511,995	984,100
Henry H. Hewitt	2010	22,702,249	793,846
Judith A. Johansen	2010	22,705,536	790,559
Clarence Jones	2010	22,640,994	855,101

Proposal 2.	Ratifying the appointment of Symonds, Evans & Company, P.C. as the Company’s independent auditors for 2009:

Votes "FOR"	Votes "AGAINST"	Votes "ABSTAIN"
23,040,876	391,339	63,880

ITEM 6.  EXHIBITS

(a)	Exhibits
31.1           Certification of Chief Executive Officer
31.2           Certification of Chief Financial Officer
32              Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date April 30, 2009	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date April 30, 2009	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer