Form 10-Q
period 2009-06-30
CASCADE BANCORP
filed 2009-07-31
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,151,480 shares of no par value Common Stock as of July 29, 2009.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2009

PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

SIGNATURES		36

PART I

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Dollars in thousands)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,573	$46,554
Interest bearing deposits	305,252	162
Federal funds sold	1,341	2,230
Total cash and cash equivalents	344,166	48,946
Investment securities available-for-sale	101,769	107,480
Investment securities held-to-maturity	2,010	2,211
Federal Home Loan Bank stock	10,472	10,472
Loans, net	1,740,326	1,909,018
Premises and equipment, net	38,804	39,763
Core deposit intangibles	7,131	7,921
Bank-owned life insurance	33,612	33,568
Other real estate owned	52,051	52,727
Accrued interest and other assets	71,992	66,201
Total assets	$2,402,333	$2,278,307

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$424,838	$364,146
Interest bearing demand	750,047	816,693
Savings	34,499	33,203
Time	746,201	580,569
Total deposits	1,955,585	1,794,611
Junior subordinated debentures	68,558	68,558
Other borrowings	208,280	248,975
TLGP senior unsecured debt	41,000	-
Customer repurchase agreements	275	9,871
Accrued interest and other liabilities	23,802	21,053
Total liabilities	2,297,500	2,143,068

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value;
45,000,000 shares authorized;
28,151,480 issued and outstanding (28,088,110 in 2008)	159,090	158,489
Accumulated deficit	(55,108)	(23,124)
Accumulated other comprehensive income (loss)	851	(126)
Total stockholders' equity	104,833	135,239
Total liabilities and stockholders' equity	$2,402,333	$2,278,307

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Six Months and Three Months ended June 30, 2009 and 2008
(Dollars in thousands, except per share amounts)
(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$53,376	$70,077	$26,395	$33,080
Taxable interest on investments	2,483	2,120	1,174	1,067
Nontaxable interest on investments	70	114	35	53
Interest on federal funds sold	11	23	2	10
Interest on interest bearing balances	58	2	58	1
Dividends on Federal Home Loan Bank stock	-	65	-	49
Total interest income	55,998	72,401	27,664	34,260

Interest expense:
Deposits:
Interest bearing demand	3,694	9,654	1,751	3,934
Savings	38	74	19	35
Time	9,158	5,583	4,630	2,469
FFP & Other borrowings	4,533	7,784	2,412	3,576
Total interest expense	17,423	23,095	8,812	10,014

Net interest income	38,575	49,306	18,852	24,246
Loan loss provision	63,000	22,864	48,000	18,364
Net interest income (loss) after loan loss provision	(24,425)	26,442	(29,148)	5,882

Noninterest income:
Service charges on deposit accounts	4,314	4,939	2,164	2,537
Mortgage loan origination and processing fees	1,411	859	739	406
Gains on sales of mortgage loans, net	766	430	443	194
Gains on sales of investment securities available-for-sale	372	-	-	-
Card issuer and merchant services fees, net	1,633	1,897	861	1,005
Earnings on bank-owned life insurance	45	553	20	287
Other income	1,472	1,832	705	580
Total noninterest income	10,013	10,510	4,932	5,009

Noninterest expense:
Salaries and employee benefits	16,818	18,252	8,267	9,093
Occupancy & Equipment	3,609	3,538	1,736	1,713
Communications	1,021	1,047	474	491
FDIC insurance	3,657	782	2,554	463
OREO	6,727	1,984	5,189	1,194
Other expenses	7,363	8,535	4,381	3,810
Total noninterest expense	39,195	34,138	22,601	16,764

Income (loss) before income taxes	(53,607)	2,814	(46,817)	(5,873)
Credit (provision) for income taxes	21,623	(167)	18,749	2,480
Net income (loss)	$(31,984)	$2,647	$(28,068)	$(3,393)

Basic earnings (loss) per common share	$(1.14)	$0.09	$(1.00)	$(0.12)
Diluted earnings (loss) per common share	$(1.14)	$0.09	$(1.00)	$(0.12)

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

			Retained	Accumulated
			Earnings	other	Total
	Comprehensive	Common	(accumulated	comprehensive	stockholders'
	income (loss)	stock	deficit)	income (loss)	equity
Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$2,647	-	2,647	-	2,647
Other comprehensive loss:
Unrealized losses on securities available-for-sale, net of tax	(430)	-	-	(430)	(430)
Comprehensive income	$2,217

Cash dividends paid		-	(5,597)	-	(5,597)
Stock options exercised		19			19
Stock-based compensation expense		769	-	-	769
Cancellation of shares for tax withholding		(235)	-	-	(235)
Balance at June 30, 2008		$157,706	$114,650	$103	$272,459

Balance at December 31, 2008		$158,489	$(23,124)	$(126)	$135,239
Comprehensive loss:
Net loss	$(31,984)	-	(31,984)	-	(31,984)
Other comprehensive income:
Unrealized gains on securities available-for-sale, net of tax	977	-	-	977	977
Comprehensive loss	$(31,007)

Stock-based compensation expense		631	-	-	631
Cancellation of shares for tax withholding		(30)	-	-	(30)
Balance at June 30, 2009		$159,090	$(55,108)	$851	$104,833

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008

Net cash provided (used) by operating activities	$35,226	$(511)

Investing activities:
Proceeds from sales of investment securities available-for-sale	6,350	-
Proceeds from maturities, calls and prepayments of
investment securities available-for-sale	13,027	14,936
Proceeds from maturities and calls of
investment securities held-to-maturity	200	-
Purchases of investment securities available-for-sale	(11,836)	(18,959)
Purchases of Federal Home Loan Bank stock	-	(5,096)
Net (increase) decrease in loans	97,096	(38,285)
Purchases of premises and equipment	(481)	(1,858)
Proceeds from sales of premises and equipment	326	2,593
Proceeds from sales of OREO	3,629	-
Net cash provided (used) in investing activities	108,311	(46,669)

Financing activities:
Net increase (decrease) in deposits	160,974	(80,472)
Cash dividends paid	-	(5,597)
Stock options exercised	-	2
Increase in TLGP senior unsecured debt	41,000	-
Net increase in federal funds purchased	-	72,679
Net increase (decrease) in other borrowings and customer repurchase agreements	(50,291)	61,369
Net cash provided by financing activities	151,683	47,981
Net increase in cash and cash equivalents	295,220	801
Cash and cash equivalents at beginning of period	48,946	63,141
Cash and cash equivalents at end of period	$344,166	$63,942

Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,325	$23,444
Income tax refund received	$18,593	$-
Loans transferred to other real estate	$9,362	$28,405

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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

The Company has evaluated subsequent events for potential recognition and for disclosure through July 30, 2009, the date the condensed consolidated financial statements included in this quarterly report on Form 10-Q were issued.

Certain amounts for 2008 have been reclassified to conform with the 2009 presentation.

2.	Investment Securities

Investment securities at June 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
6/30/2009
Available-for-sale
U.S. Agency mortgage-backed securities	$90,565	$1,215	$334	$91,446
U.S. Agency asset-backed securities	7,919	404	-	8,323
Obligations of state and political subdivisions	1,480	77	-	1,557
Mutual fund	432	11	-	443
	$100,396	$1,707	$334	$101,769
Held-to-maturity
Obligations of state and political subdivisions	$2,010	$98	$-	$2,108

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
12/31/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$94,292	$607	$1,365	$93,534
U.S. Government and agency securities	8,273	453	-	8,726
Obligations of state and political subdivisions	1,503	32	5	1,530
U.S. Agency asset-backed securities	3,193	67	-	3,260
Mutual fund	423	7	-	430
	$107,684	$1,166	$1,370	$107,480
Held-to-maturity
Obligations of state and political subdivisions	$2,211	$36	$-	$2,247

The following table presents only those securities with gross unrealized losses per 3rd party valuation reports.  Such securities are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Agency mortgage-
backed securities (MBS)	$19,712	$150	$9,223	$184	$28,935	$334

The unrealized losses on agency guaranteed MBS investments are primarily due to widening of interest rate spreads as compared to yields/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates.  Because the portfolio is mainly conventional agency MBS which carry US government guarantees as to principal and interest, management does not believe  securities are materially impaired due to issues of credit quality nor that the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly no impairment adjustments have been recorded.

3.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at June 30, 2009 and December 31, 2008 was as follows (dollars in thousands):

Loan portfolio	June 30, 2009	% of gross loans	December 31, 2008	% of gross loans	% Change Jun/Dec
Commercial	$515,681	29%	$582,831	30%	-11.5%
Real Estate:
Construction/lot/land development	466,551	26%	517,721	26%	-9.9%
Mortgage	98,030	5%	96,248	5%	1.9%
Commercial	667,903	37%	703,149	36%	-5.0%
Consumer	54,549	3%	56,235	3%	-3.0%
Total loans	1,802,714	100%	1,956,184	100%	-7.8%
Less reserve for loan losses	62,388		47,166		32.3%
Total loans, net	$1,740,326		$1,909,018		-8.8%

Total loans have been strategically reduced as compared to year end 2008 and prior quarter end as a result of select loan sales or participations,  non renewal of mainly transaction only loans where deposit relationship with customer was de minimus, as well as net charge-offs (particularly in the residential land development portfolio).

Mortgage real estate loans include mortgage loans held for sale of approximately $3.5 million at June 30, 2009 and approximately $1.4 million at December 31, 2008.  In addition, the above loans are net of deferred loan fees of approximately $3.8 million at June 30, 2009 and $4.7 million at December 31, 2008.

Primarily because of the economic recession and real estate downturn, credit quality stress is currently concentrated in Cascade’s real estate related loan categories.  The table below presents the geographic distribution of the construction/lot loan category at June 30, 2009 and December 31, 2008 (dollars in thousands):
	June 30, 2009	% of category	% of Constr / lot portfolio	% of gross loans	December 31, 2009	% change Jun/Dec

Residential Land Development:
Raw Land	$59,688	34%	13%	3%	$72,329	-17.5%
Land Development	102,253	59%	22%	6%	112,234	-8.9%
Speculative Lots	11,715	7%	3%	1%	14,855	-21.1%
	$173,656	100%	37%	10%	$199,418	-12.9%

Geographic distribution by region:
Central Oregon	$67,139	39%	14%	4%	$74,209	-9.5%
Northwest Oregon	4,602	3%	1%	0%	4,670	-1.5%
Southern Oregon	9,472	5%	2%	1%	12,722	-25.5%
Total Oregon	81,213	47%	17%	5%	91,601	-11.3%
Idaho	92,443	53%	20%	5%	107,817	-14.3%
Grand total	$173,656	100%	37%	10%	$199,418	-12.9%

Residential Construction:
Pre sold	$17,141	18%	4%	1%	$19,202	-10.7%
Lots	15,198	16%	3%	1%	17,331	-12.3%
Speculative Construction	63,434	66%	14%	4%	71,412	-11.2%
	$95,773	100%	21%	5%	$107,945	-11.3%

Geographic distribution by region:
Central Oregon	$43,863	46%	9%	2%	$43,593	0.6%
Northwest Oregon	23,711	25%	5%	1%	30,445	-22.1%
Southern Oregon	5,217	5%	1%	0%	5,799	-10.0%
Total Oregon	72,791	76%	16%	3%	79,837	-8.8%
Idaho	22,982	24%	5%	2%	28,109	-18.2%
Grand total	$95,773	100%	21%	5%	$107,945	-11.3%

Commercial Construction:
Pre sold	$27,161	14%	6%	2%	$27,826	-2.4%
Lots	14,472	7%	3%	1%	16,404	-11.8%
Speculative	125,481	64%	27%	7%	143,719	-12.7%
Speculative Lots	30,008	15%	6%	2%	22,409	33.9%
	$197,122	100%	42%	12%	$210,358	-6.3%

Geographic distribution by region:
Central Oregon	$35,647	19%	8%	2%	$49,817	-28.4%
Northwest Oregon	101,266	47%	22%	6%	83,720	21.0%
Southern Oregon	28,836	15%	6%	2%	33,837	-14.8%
Total Oregon	165,749	81%	36%	10%	167,375	-1.0%
Idaho	31,373	20%	7%	2%	42,984	-27.0%
Grand total	$197,122	101%	42%	12%	$210,358	-6.3%

Transactions in the reserve for loan losses and unfunded commitments for the six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Six months ended
	June 30,
Reserve for loan losses	2009	2008
Balance at beginning of period	$47,166	$33,875
Loan loss provision	63,000	22,864
Recoveries	1,001	705
Loans charged off	(48,779)	(14,807)
Balance at end of period	$62,388	$42,637

Reserve for unfunded commitments
Balance at beginning of period	$1,039	$3,163
Credit for unfunded commitments	(335)	-
Balance at end of period	$704	$3,163

Reserve for credit losses
Reserve for loan losses	$62,388	$42,637
Reserve for unfunded commitments	704	3,163
Total reserve for credit losses	$63,092	$45,800

At June 30, 2009, the Bank had approximately $372.0 million in outstanding commitments to extend credit, compared to approximately $514.6 million at year-end 2008. The reduction is a function of completion of prior period construction draws as well as management of commitments to a lower level.  Reserve for unfunded commitments are classified as other liabilities and totaled approximately $.7 million at June 30, 2009 and $1.0 million at December 31, 2008.

4.	Non-Performing Assets

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPA’s) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio. NPA balances were down modestly from the immediately preceding quarter, but up significantly compared to year-end 2008 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

The Company has a significant concentration in real estate lending, with many of the Company's loans to real estate developers and secured by real estate located in Oregon and Idaho.  Declining real estate values and a severe constriction in the availability of mortgage financing has negatively impacted real estate sales, which has resulted in customers' inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.  During the first half of 2009, the Company has continued to experience increases in non-performing assets relating to real estate lending, primarily in our residential real estate portfolio.

The following table presents information with respect to non-performing assets at June 30, 2009, March 31, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	March 31,	December 31,
	2009	2009	2008
Loans on non-accrual status	$164,887	$176,979	$120,468
Loans past due 90 days or more
but not on non-accrual status	-	392	5
OREO - non-performing	39,226	39,956	38,952
Total NPA's	$204,113	$217,327	$159,425

Operating commercial real estate OREO	$12,825	$13,775	$13,775
OREO - non-performing	39,226	39,956	38,952
Total OREO	$52,051	$53,731	$52,727

Selected ratios:
NPLs to total gross loans	9.15%	9.17%	6.16%
NPAs to total gross loans and OREO	11.00%	10.93%	7.94%
NPAs to total assets	8.50%	9.39%	7.00%

The composition of non-performing assets as of June 30, 2009, March 31, 2009 and December 31, 2008 was as follows (dollars in thousands):

	June 30, 2009	% of total	March 31, 2009	% of total	December 31, 2008	% of total
Commercial	$23,518	12%	$29,497	13%	$16,877	11%
Real Estate:
Development/Construction/lot	161,143	79%	170,570	74%	128,053	80%
Mortgage	1,697	1%	1,884	1%	2,252	1%
Commercial	17,654	8%	28,870	12%	12,024	8%
Consumer	101	0%	281	0%	219	0%
Total non-performing assets	$204,113	100%	$231,102	100%	$159,425	100%

The following table presents non-performing assets as of June 30, 2009, March 31, 2009 and December 31, 2008 by region (dollars in thousands):

Region	June 30, 2009	% of total NPA's	March 31, 2009	% of total NPA's	December 31, 2008
Central Oregon	$68,229	33%	$59,689	26%	$48,421
Northwest Oregon	19,667	10%	38,826	17%	4,093
Southern Oregon	21,294	10%	22,753	10%	20,680
Total Oregon	109,190	54%	121,268	52%	73,194
Idaho	94,923	46%	109,834	48%	86,231
Grand total	$204,113	100%	$231,102	100%	$159,425

A loan is considered to be impaired (non-performing) when it is determined probable that the principal and/or interest amounts due will not be collected according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower of cost or fair value, which may be determined based upon recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient basis by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.  Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the reserve when management believes after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. See “Footnote 10 – Fair Value Measurements” for additional information related to fair value measurement.

At June 30, 2009, impaired loans carried at fair value totaled approximately $164.9 and related specific valuation allowances were $0.2 million.  At December 31, 2008, impaired loans were approximately $120.5 million and related specific valuation allowances were $2.7 million.  Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant. The average recorded investment in impaired loans was approximately $156.5 million and $69.5 million for the six months ended June 30, 2009 and 2008, respectively.

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful.  Interest income that was reversed and charged against income for the six months ended June 30, 2009 and 2008, was approximately $1.3 million.

5.	Mortgage Servicing Rights

At June 30, 2009 and December 31, 2008, the Bank retained servicing rights to mortgage loans with principal balances of approximately $547.7 million and $512.2 million, respectively.  Generally, loans which are sold with the servicing rights retained are sold to Fannie Mae, a U.S. government sponsored enterprise.  The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies.  Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.

Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was $4.1 million at June 30, 2009 and $3.6 million at December 31, 2008.  The fair value of MSRs was approximately $5.4 million at June 30, 2009 and $4.6 million at December 31, 2008.  Activity in MSRs for the six months ended June 30, 2009 and 2008 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Six months ended
	June 30,
	2009	2008
Balance at beginning of period	$3,605	$3,756
Additions	1,416	664
Amortization	(884)	(611)
Balance at end of period	$4,137	$3,809

6.	Deferred Income Taxes

As of June 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $34.3 million and $22.2 million, respectively. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of June 30, 2009 and December 31, 2008 will be fully realized and therefore no valuation allowance was recorded. However, changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred income tax assets in future periods.

7.	Junior Subordinated Debentures

At June 30, 2009, the Company had four subsidiary grantor trusts for the purpose of issuing trust preferred securities (“TPS”) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.  The weighted average interest rate of all TPS was 3.65% at June 30, 2009 and 4.19% at December 31, 2008.   The interest on TPS may be deferred at the sole determination of the issuer.  Under such circumstances the Company would continue to accrue interest but not make payments on the TPS.  On April 27, 2009 the Company’s board of directors (the Board) elected to defer payment of interest on TPS until such time as resumption is deemed appropriate.

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying condensed consolidated balance sheets. Management believes that at June 30, 2009, the TPS meet applicable regulatory guidelines to qualify as Tier I capital in the amount of $37.3 million and Tier 2 capital in the amount of $29.2 million.  At December 31, 2008, the TPS met applicable regulatory guidelines to qualify as Tier I capital and Tier 2 capital in the amounts of $43.5 million and  $23.0 million, respectively.

8.	Other Borrowings

At June 30, 2009 the Bank had a total of $208.3 million in long-term borrowings from Federal Home Loan Bank (FHLB) with maturities ranging from 2009 to 2025, bearing a weighted-average of 2.62%.  Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (TLGP) maturing February 12, 2012 bearing a weighted average rate of 2.24%, exclusive of net issuance costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt.  At year-end 2008, the Bank had a total of $128.5 million in long-term borrowings from FHLB with maturities from 2009 to 2025.  In addition, at December 31, 2008, the Bank had short-term borrowings with FRB of approximately $120.5 million.  (See MD&A “Liquidity and Sources of Funds” for further discussion).

9.	Basic and Diluted Earnings (loss) per Common Share

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and nonvested restricted stock. For the six months and three months ended June 30, 2009, the Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

The numerators and denominators used in computing basic and diluted earnings (loss) per common share for the six months and three months ended June 30, 2009 and 2008 can be reconciled as follows (dollars in thousands, except per share data):

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(31,984)	$2,647	$(28,068)	$(3,393)

Weighted-average shares outstanding - basic	27,972,968	27,920,072	27,984,815	27,928,937
Basic net income (loss) per common share	$(1.14)	$0.09	$(1.00)	$(0.12)

Incremental shares arising from stock-based compensation	N/A	145,609	N/A	N/A
Weighted-average shares outstanding - diluted	27,972,968	28,065,681	27,984,815	27,928,937
Diluted net (loss) income per common share	$(1.14)	$0.09	$(1.00)	$(0.12)
Common stock equivalent shares excluded due to antidilutive effect	114,054	-	114,054	-

10.	Stock-Based Compensation

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

The Board or the Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose.  Under the 2008 Plan, for ISOs and NSOs, the option strike price must be no less than 100% of the stock price at the grant date. (Prior to the approval of the 2008 Plan, the option strike price for NSOs could be no less than 85% of the stock price at the grant date).  Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules.  All options expire after a period of ten years from the date of grant.  Other permissible stock awards include restricted stock grants, restricted stock units, stock appreciation rights or other similar stock awards (including awards that do not require the grantee to pay any amount in connection with receiving the shares or that have a purchase price that is less than the grant date fair market value of the Company’s stock.)

During the six months ended June 30, 2009 the Company did not grant any stock options.  During the six months ended June 30, 2008 the Company granted 390,130 stock options with a calculated fair value of $2.35 per option.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the six and three months ended June 30, 2008:

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

The following table presents the activity related to stock options under all plans for the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2008	1,089,091	$12.05	4.2	271
Granted	-	-	N/A	N/A
Exercised	-	-	N/A	N/A
Cancelled	(62,190)	9.86	N/A	N/A
Options outstanding at June 30, 2009	1,026,901	$12.26	5.0	$-
Options exercisable at June 30, 2009	538,160	$10.01	8.6	$-

Stock-based compensation expense related to stock options for the six months ended June 30, 2009 and 2008 was approximately $0.3 million and $0.2 million, respectively.  As of June 30, 2009, there was approximately $0.7 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

During the three months ended June 30, 2009, the Company granted 62,181 shares of immediately vested restricted stock and 8,840 shares of deferred restricted stock at a grant date fair value of $2.50 per share (approximately $177,000).

The following table presents the activity for nonvested and deferred restricted stock for the six months ended June 30, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)
Nonvested as of December 31, 2008	131,593	$17.70	N/A
Granted	71,021	2.50	N/A
Vested	(88,560)	2.81	N/A
Nonvested as of June 30, 2009	114,054	$18.10	2.09

Total expense recognized by the Company for nonvested stock for the six months June 30, 2009 and 2008 was approximately $0.4 million and $0.5 million, respectively.  As of June 30, 2009, unrecognized compensation cost related to nonvested stock totaled approximately $0.8 million.  The nonvested stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

11.	Fair Value Measurements

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

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale. Historically appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value.  Many recent real estate sales could be termed distressed sales since a preponderance are short-sale or foreclosure related, this has directly impacted appraisal valuation estimates.  Estimated costs to sell OREO were based on standard market factors.  The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The table below presents assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available - for - sale	$-	$101,769	$-
Total recurring assets measured at fair value	$-	$101,769	$-

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

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans with specific valuation allowances under SFAS No. 114	$-	$-	$164,887
Other real estate owned		-	52,051
	$-	$-	$216,938

The Company did not change the methodology used to determine fair value for any financial instruments during 2008.  Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during the six month period ended June 30, 2009.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2009 and December 31, 2008.

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

Loans:  The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using June 30, 2009 and December 31, 2008 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

OREO: See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand.  At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2009 and December 31, 2008 rates offered on those instruments.

Junior subordinated debentures and other borrowings (including federal funds purchased):  The fair value of the Bank’s junior subordinated debentures and other borrowings (including federal funds purchased) are estimated using discounted cash flow analyses based on the Bank’s June 30, 2009 and December 31, 2008 incremental borrowing rates for similar types of borrowing arrangements.

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2009 and December 31, 2008 were approximately as follows:

	June 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$344,166	$344,166	$48,946	$48,946
Investment securities:
Available-for-sale	101,769	101,769	107,480	107,480
Held-to-maturity	2,010	2,108	2,211	2,247
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,740,326	1,743,321	1,909,018	1,950,602
BOLI	33,612	33,612	33,568	33,568
OREO	52,051	52,051	52,727	52,727

Financial liabilities:
Deposits	1,955,585	1,957,843	1,794,611	1,795,004
Junior subordinated debentures
and other borrowings	317,838	316,925	317,533	320,796
Customer repurchase agreements	275	275	9,871	9,867

12.          Selected Quarterly Financial Data

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2009 and 2008. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth (dollars in thousands):

	2009		2008
	Second Quarter	First Quarter	Second Quarter	First Quarter
Interest income	$27,664	$28,335	$34,260	$38,141
Interest expense	8,812	8,611	10,014	13,081
Net interest income	18,852	19,724	24,246	25,060
Loan loss provision	48,000	15,000	18,364	4,500
Net interest income (loss) after loan loss provision	(29,148)	4,724	5,882	20,560
Noninterest income	4,932	5,057	5,008	5,502
Noninterest expense	22,601	16,570	16,763	17,375
Income (loss) before income taxes	(46,817)	(6,789)	(5,873)	8,687
Credit (provision) for income taxes	18,749	2,873	2,480	(2,647)
Net income (loss)	$(28,068)	$(3,916)	$(3,393)	$6,040
Basic net income (loss) per common share	$(1.00)	$(0.14)	$(0.12)	$0.22
Diluted net income (loss) per common share	$(1.00)	$(0.14)	$(0.12)	$0.22

13.	Regulatory Matters

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank is subject to restriction by state and federal regulators and availability of retained earnings. At June 30, 2009, the Company and the Bank were deemed to be “adequately capitalized” by regulatory definition.

The Company’s and Bank’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt correc- tive action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009:
Tier 1 capital (to average assets)
Cascade Bancorp	$119,542	5.2%	$92,206	4.0%	$115,257	5.0%
Bank of the Cascades	150,256	6.5%	92,126	4.0%	115,157	5.0%

Tier 1 capital (to risk-weighted assets)
Cascade Bancorp	119,542	6.0	79,306	4.0	119,325	6.0
Bank of the Cascades	150,256	7.6	79,226	4.0	119,205	6.0

Total capital (to risk-weighted assets)
Cascade Bancorp	175,880	8.9	158,613	8.0	198,876	10.0
Bank of the Cascades	175,328	8.9	158,453	8.0	198,676	10.0

December 31, 2008:
Tier 1 capital (to average assets)
Cascade Bancorp	196,707	8.2%	96,127	4.0%	120,159	5.0%
Bank of the Cascades	194,051	8.1%	95,998	4.0%	119,997	5.0%

Tier 1 capital (to risk-weighted assets)
Cascade Bancorp	196,707	8.9	87,968	4.0	131,951	6.0
Bank of the Cascades	194,051	8.8	87,878	4.0	131,816	6.0

Total capital (to risk-weighted assets)
Cascade Bancorp	224,701	10.2	175,935	8.0	219,919	10.0
Bank of the Cascades	221,772	10.1	175,755	8.0	219,694	10.0

The ratios as of June 30, 2009 include a reduction of 63 basis points in the leverage ratio and 74 basis points in the tier 1 and total capital ratios related to a disallowance of $14.7 million or approximately 43% of the Company’s deferred tax assets based upon a regulatory accounting calculation standard that is not directly applicable under GAAP.

14.	Recently Issued Accounting Standards

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

In April 2009, the FASB issued the following three FSP’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 were effective for the period ended June 30, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 were effective for the Company’s interim period ending on June 30, 2009.  The new interim disclosures are included in Note 10 Fair Value Measurements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 as of June 30, 2009 and it did not have a significant effect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. This Statement should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This Statement would apply to both interim financial statements and annual financial statements. The adoption of SFAS No. 165 as of June 30, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (SFAS 168) replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s consolidated financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2009 and the operating results for the six months and three months then ended, included elsewhere in this report.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s Form 10-K filed with the Securities an Exchange Commission on March 13, 2009; including its audited consolidated financial statements and the notes thereto as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 as well as general business and economic conditions, including conditions in residential and commercial real estate markets; volatility and disruption in financial markets; changes in regulatory conditions or requirements or new legislation; including government intervention in the U.S. financial system; changes in interest rates including timing or relative degree of change and the interest rate policies of the FRB; competition in the industry, including our ability to attract deposits; our ability to raise additional capital to address the risk of exacerbated or protracted economic declines; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in credit quality and in estimates of future reserve requirements;  changes in the level of nonperforming assets and charge-offs; and changes in accounting policies.  In addition, these forward-looking statements are subject to assumptions with respect to future business conditions, strategies and decisions, and such assumptions are subject to change.

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

Recent Developments

During the second quarter of 2009 the Company initiated strategic action to substantially increase its interest bearing balances held mainly at the Federal Reserve Bank (FRB).  At June 30, 2009 the balances held at the FRB were $303.6 million or approximately 13% of total assets.  This action was taken to bolster the Bank’s liquidity as part of its contingency planning to help ensure ample and sufficient liquidity under a wide variety of adverse stress-test conditions.  Although such stress-test conditions are presently deemed unlikely, management believes it is prudent to take such action and remain prepared given uncertain economic and market conditions.  This contingent liquidity has the effect of lowering the Company’s net interest income because such assets presently earn only a low overnight rate of 0.25%, which is below the cost of deposits.  The Company may redeploy such assets into higher earning loans and investments at such time as the uncertain economy improves.

The Company’s previously disclosed application for funds under the Troubled Assets Relief (“TARP”) Capital Purchase Program was classified as “pending”.  Giving consideration to current factors as they relate to the TARP program, the Company recently elected to withdraw its application to participate in the TARP Capital Purchase Program.

During the first quarter of 2009 the Company was subject to its annual regulatory examination at which time regulators imposed certain restrictions on the Bank.  The Bank has received its formal examination report, and regulators have continued such restrictions and may impose further limits.  Among other things, the regulators have instructed management to reduce nonperforming assets, raise and/or improve capital levels, restrict dividend payments, improve liquidity, limit deposit pricing and restrict access to certain brokered or other volatile wholesale funds.  At June 30, 2009, the Company’s leverage, tier 1 capital and total risked-based capital ratios were 5.19%, 6.03% and 8.87%, respectively, meeting the benchmarks for “adequately capitalized” by regulatory standards.  These ratios include a reduction of 63 basis points in the leverage ratio and 74 basis points in the tier 1 and total risked-based capital ratios related to a disallowance of $14.7 million or approximately 43% of the Company’s deferred tax assets based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles (“GAAP”).  Regulatory benchmarks for adequately capitalized designation are 4%, 4% and 8% for leverage, tier 1 capital and total risked-based capital, respectively ; “well capitalized.” benchmarks are 5%, 6%, and 10%, for leverage, tier 1 capital and total risked-based capital, respectively.

An “adequately capitalized” designation may result in certain operating restrictions based upon our capital position and affects our eligibility for a streamlined review process for acquisition proposals as well as our ability to accept brokered deposits without the prior approval of the FDIC.  In addition, our status as “adequately capitalized” will likely result in further restrictions, including restrictions on our ability to make capital distributions, and may result in the issuance of a regulatory order by the FDIC.

The Company is continuing its efforts to raise additional capital from a variety of sources.   Any potential investment would be subject to due diligence and may require the approval of the Company’s shareholders. Certain prospective investors have engaged in various stages of due diligence as to the condition of the Company including discussions with management as well as a review of historical financial information and  financial analyses of future performance, including loan portfolio credit quality.  There can be no assurance that the Company’s efforts to raise additional capital will be successful.

Merger of Independent Auditors

During the second quarter of 2009 the Company’s independent auditors (Symonds, Evans & Company, P.C.) merged into Delap LLP, a premier CPA firm located in Portland, Oregon.  The primary personnel responsible for providing services to the Company for Symonds, Evans & Company, P.C. will continue to provide such services for Delap LLP.

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

Reserve for Credit Losses: The Company’s reserve for credit losses provides for possible losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses as well as consideration of the prevailing business environment. On an ongoing basis the Company seeks to refine its methodology such that the reserve is responsive to the effect that qualitative and environmental factors have upon the loan portfolio. However, external factors and changing economic conditions may impact the portfolio and the level of reserves in ways currently unforeseen. The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  The reserve for loan commitments is increased and decreased through non-interest expense.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see "Reserve for Credit Losses" in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10K filed with the SEC on March 13, 2009.

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

Deferred Income Taxes:  The determination of the amount of deferred income tax assets more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Information about our current financial position and results of operations for the current and preceding years is readily available. This historical information is supplemented by all currently available information about future years.  As of June 30, 2009, net deferred income tax assets of $34.3 million are included in other assets and management has determined that it is “more likely than not” that all such deferred income tax assets will be fully realized and therefore no valuation allowance was recorded. However, changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred income tax assets in future periods.

Economic Conditions

The Company's business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse affect on the Company's financial condition and results of operations. Real estate values in these areas have declined and may continue to fall.  Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely effected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss of $32.0 million and $28.1 million in the six month and three month periods ended June 30, 2009. The local and regional economy also has a direct impact on the volume of bank deposits.  Core deposits have declined since mid-2006 because business and retail customers have realized a reduction in cash available to deposit in the Bank. However, core deposits are showing signs of stabilization in the second quarter of 2009 as indicated by an increase in average balances in non-interest bearing accounts in the current quarter after declining for 10 consecutive quarters since the onset of the recession in mid 2006.

Highlights and Summary of Performance – Second Quarter of 2009

•	Second Quarter Net Loss Per Share: of ($1.00) or ($28.1 million) compared to a net loss per share of ($0.12) or ($3.4 million) a year-ago mainly due to $48 million provision for loan losses.
•	Credit Quality: Reserve for credit losses at 3.50% of total loans.
•	Credit Quality: Non-performing assets (NPA’s) at $204.1 million down from $217.3 million for prior quarter.
•	Total Deposits: up 23.3% compared to a year-ago primarily in time deposits to enhance liquidity.
•	Interest Bearing Balances: held at Federal Reserve Bank of approximately $303.6 million or 13% of assets to enhance liquidity.
•	Total Loans: down 12.7% compared to a year-ago.
•	Total Risk Based Capital Ratio: at 8.87% compared to 11.13% a year-ago.
•	Net Interest Margin: 3.52% vs. 3.86% in the linked-quarter mainly due to the affects of increased balances held at Federal Reserve Bank.

Cascade reported a second quarter 2009 net loss of $28.1 million or ($1.00) per share compared to a net loss of $3.4 million or ($0.12) per share for the year-ago quarter primarily due to elevated loan loss provision expense, decreased interest income, and an increase in noninterest expense due to OREO valuation charges and a higher FDIC deposit insurance assessment.  The second quarter 2009 provision for loan losses totaled $48.0 million (pre-tax) with net loan charge-offs of $35.3 million (pre-tax) primarily due to deteriorating appraised values on collateral dependent loans.  Non-performing assets (NPA’s) stabilized at $204.1 million down from $217.3 million in the linked-quarter.

Interest income was lower for the second quarter 2009 primarily due to a 12.7% reduction in loans outstanding compared to the year-ago period primarily due to management’s actions to strategically reduce outstanding loans to lower credit risk exposure and support regulatory capital ratios in view of adverse economic conditions.  Loan reduction was achieved through loan sales or loan participations as well as non-renewal of mainly transaction-only loans where deposit relationship with customers was considered negligible.  Loan charge-offs of $35.3 million for the quarter also contributed to reduced loan balances.

With declining loan originations, loan fee income was below that of prior periods and interest reversed and foregone on NPA’s was higher. Non-interest expenses were higher primarily because of increased FDIC deposit insurance costs of approximately $2.9 million or $0.06 per share including the special assessment of 0.05% applied to total assets less Tier 1 capital.  In addition, OREO valuation adjustments were approximately $4.0 million for the quarter, compared to $0.3 million for the year-ago quarter.

Total deposits at June 30, 2009, were $2.0 billion, up 23.3% compared to the year-ago quarter mainly as a result of increased time deposits acquired to strategically increase the Company’s liquidity during these uncertain economic times.  The historic strength of the Company’s customer relationship deposit franchise has provided the opportunity to increase its time deposit portfolio as a meaningful contribution in a challenged time. Importantly, customer relationship deposits appear to have stabilized somewhat in the current quarter compared to the linked-quarter, with non interest bearing deposits increasing modestly to $424.8 million or by $17.5 million after 10 consecutive quarters of decline that paralleled the economic downturn.

During the quarter the Company increased its strategic liquidity, by substantially increasing its interest bearing balances held mainly at the Federal Reserve Bank.  This cash balance was $303.6 million or approximately 13% of total assets at June 30, 2009 and as compared to $66.5 million at March 31, 2009.  This action was taken to bolster the Company’s liquidity as part of the Company’s contingency planning under a wide variety of adverse stress-test conditions.  Although such stress-test conditions are presently not deemed likely, management believes it is prudent to take such action and remain prepared to respond to continued uncertain economic and market conditions.  This contingent liquidity has the effect of lowering the Company’s net interest income because such assets presently earn only a low overnight rate of 0.25%, below the cost of deposits.  The Company may redeploy such assets into higher earning loans and investments at such time as the uncertain economy improves.

The net interest margin (NIM) was 3.52% for the second quarter of 2009 compared to 3.86% for the linked-quarter and 4.52% in the year-ago period mainly due to increases in interest bearing balances held with Federal Reserve Bank for liquidity purposes.  The linked-quarter margin was reduced by approximately 24 basis points.  In addition, NIM was affected by approximately 11 basis points due to interest reversals and an elevated level of NPA’s that do not earn interest income.

Non-interest income declined $0.7 million from the year-ago level while non interest expense increased $5.2 million, including $4.0 million of OREO valuation adjustments, leaving the remaining increase of $1.2 million mainly due to increased FDIC insurance expense which was partially offset by a reduction in staffing expenses in the current period.

At June 30, 2009, the Company’s leverage, tier 1 capital and total risked-based capital ratios were 5.19%, 6.03% and 8.87%, respectively, meeting the benchmarks for “adequately capitalized” by regulatory standards.  Regulatory benchmarks for adequately capitalized designation are 4%, 4% and 8% for leverage, tier 1 capital and total risked-based capital, respectively ; “well capitalized.” benchmarks are 5%, 6%, and 10%, for leverage, tier 1 capital and total risked-based capital, respectively.

  The Company’s ratios at June 30, 2009 include a reduction of 63 basis points in the leverage ratio and 74 basis points in the tier 1 and total risked-based capital ratios related to a disallowance of $14.7 million or approximately 43% of the Company’s deferred tax assets based upon a regulatory accounting calculation standard that is not directly applicable under GAAP.  The Company can give no assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.

 Loan portfolio and credit quality

At June 30, 2009, Cascade’s loan portfolio was approximately $1.8 billion, down $265.4 million and $132.5 million compared to a year-ago and on a linked-quarter basis, respectively. This strategic loan reduction was achieved through select loan sales or loan participations as well as non-renewal of mainly transaction only loans where the Company does not consider itself to be the customer’s primary bank based upon the overall balance of its banking and deposit relationship with the customer.  These actions resulted in lower credit risk exposure and thereby help to support regulatory capital ratios.

Broadly, credit quality challenges during the second quarter 2009 were primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  Appraised values continue to decline in part because nearly all sales of such properties are distressed sales such as bank short sales or foreclosures.

NPA’s decreased to $204.1 million, or 8.5% of total assets compared to $217.3 million or 9.4% of total assets for the linked-quarter. The land development portfolio is nearly all classified as NPA.  Such loans represent approximately 10% of the Bank’s overall loan portfolio but nearly 80% of total NPA’s.  Because of the uncertain real estate market, no assurances can be given as to the timing of ultimate disposition of such assets or that the sale price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management.

At June 30, 2009, loans delinquent greater than 30 days were at 0.52% of total loans compared to 0.90% for the linked-quarter and 0.19% for the year-ago quarter.  At June 30, 2009 the delinquency rate in our commercial real estate (“CRE”) portfolio and our commercial and industrial (“C&I”) portfolio was 0.56% and 0.64%, respectively. CRE loans represent the largest portion of Cascade’s portfolio at 37% of total loans and the C&I loans represent 29% of total loans.  While credit quality challenges continue to be centered in the Bank’s residential land development portfolio, the current economic challenges have had an impact on the CRE and C&I portfolio as well.  We can provide no assurance that the delinquency rate in the Bank’s CRE and C&I portfolio will not continue to increase.

At June 30, 2009 the total reserve for credit losses was $63.1 million or 3.50% of total loans.  Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. The reserve includes approximately $8.3 million or 15.3% in unallocated reserves which reflect qualitative risk factors such as level and trend of charge-off and recoveries; level and trend in delinquencies, nonaccrual loans and impaired loans; and experience, ability, and depth of lending management and other relevant staff.  With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, we can give no assurances that the reserve will be adequate in future periods or that the level of NPA’s will subside.  Further provisioning and charge-offs may be required before values stabilize. See “Loans – Real Estate Loan Concentration” Below.

Deposits

Total deposits at June 30, 2009, were $2.0 billion, up 23.3% compared to a year-ago and up 6.3% on a linked-quarter basis, primarily due to higher brokered deposits as well as recent success in attracting internet sourced deposits and stabilizing local customer account totals.  In addition, the year-over-year increase included higher brokered deposits.  Customer relationship deposits were $1.5 billion at period-end, down 1.9% compared to a year-ago, however were up 5.1% on a linked-quarter basis.  The increase in the linked-quarter is primarily due to the Bank’s direct marketing efforts which have focused on attracting and retaining local retail depositors. The Bank has historically prioritized serving business, public and not-for-profit depository customers.  The Company can provide no assurance that this initiative will prove to be successful.  The Bank also utilized internet sourced time deposits and increased its brokered time deposits by $220.2 million since the year ago period.

At June 30, 2009 wholesale brokered deposits totaled $245.9 million compared to $159.2 million at December 31, 2008.  In addition, local relationship based reciprocal CDARS deposits totaled $123.4 million at June 30, 2009.  In February 2009, the FDIC informed the Bank that it was placing a temporary restriction on the Bank’s ability to increase brokered deposits, including the Bank’s reciprocal CDARS program and limited pricing on deposits pending final results of the examination.  As discussed elsewhere, the Bank has received its formal examination report, and regulators have continued such restrictions and may impose further limits.

To provide customer assurances, the Company is participating in the FDIC’s temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying less than 0.50%. Additionally, under recent changes from the FDIC, all interest bearing deposit accounts are insured up to $250,000 through December 31, 2013.

RESULTS OF OPERATIONS – Six Months and Three Months ended June 30, 2009 and 2008

Income Statement

Net Loss

Net loss increased $34.6 million for the six months and increased $24.7 million for the three months ended June 30, 2009 as compared to the same periods in 2008.  These increases were primarily due to elevated level of loan loss provision and a decrease in net interest income for each period presented.  The loan loss provision increased $40.1 million for the six months and increased $29.6 million for the quarter ended June 30, 2009. Net interest income decreased $10.7 million for the six months and decreased $5.4 million for the quarter ended June 30, 2009 mainly due to lower loan balances and interest reversed and foregone on non performing loans.  Non-interest income was down slightly for both periods, meanwhile non-interest expense increased $4.4 million for the six months and increased $5.2 million for the quarter, primarily due to expenses related to other real estate owned and legal related costs, offset by a reduction in staffing expenses in the current periods.

Net Interest Income / Net Interest Margin

Yields on earning assets during the second quarter of 2009 were 5.15% compared to 5.53% in the linked-quarter and down from 6.38% in the year ago quarter.  The year-over-year and linked-quarter decline in yields were mainly a result of declining market rates as well as the effect of interest forgone and reversed on non-performing loans. The average rate paid on interest bearing liabilities was relatively flat at 1.99% for the current quarter as compared to 2.00% for the linked-quarter and is below the 2.37% for the year ago quarter due to the declining market rates.

For the quarter ended June 30, 2009, the net interest margin was 3.52% compared to 3.86% for the linked-quarter, and 4.52% for the year ago quarter.  Meanwhile, the overall cost of funds was down to 1.61% in the current quarter compared to 1.64% for the linked-quarter and down from 1.90% for the year-ago quarter.  The lower net interest margin was primarily due to increases in interest bearing balances held with the Federal Reserve Bank reducing the margin by approximately 24 basis points compared to linked-quarter.  In addition, the NIM was affected by approximately 11 basis points due to interest reversals and elevated level of non-performing assets that do not earn interest income. Adjusted for these factors the NIM would have been 3.89% for the second quarter of 2009.

Because one of Cascade’s strengths has historically been its relatively high proportion of non-interest bearing deposits, lower market interest rates may modestly compress the Company’s net interest margin as yields decline against an already low cost of funds.  Importantly, this effect should also reverse once the economy rebounds.  See cautionary “Forward Looking Statements” below and Risk Factors in Item 2A below for further information on risk factors including interest rate risk.

Components of Net Interest Margin

The following table sets forth for the quarters ended June 30, 2009 and 2008 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended			Quarter ended
	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$98,938	$1,174	4.76%	$81,869	$1,068	5.23%
Non-taxable securities (1)	3,690	47	5.11%	5,975	71	4.77%
Interest bearing balances due from other banks	160,676	58	0.14%	-	-	0.00%
Federal funds sold	5,012	2	0.16%	1,719	10	2.33%
Federal Home Loan Bank stock	10,472	-	0.00%	10,961	49	1.79%
Loans (1)(2)(3)(4)	1,885,492	26,502	5.64%	2,058,327	33,168	6.46%
Total earning assets/interest income	2,164,280	27,783	5.15%	2,158,851	34,366	6.38%
Reserve for loan losses	(52,562)			(35,880)
Cash and due from banks	38,622			18,687
Premises and equipment, net	39,203			37,571
Bank-owned life insurance	33,595			33,674
Accrued interest and other assets	108,999			199,605
Total assets	$2,332,137			$2,412,508

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$715,729	1,751	0.98%	$888,895	3,934	1.78%
Savings deposits	35,197	19	0.22%	37,016	35	0.38%
Time deposits	709,902	4,630	2.62%	302,359	2,469	3.28%
Other borrowings	319,009	2,412	3.03%	466,901	3,576	3.07%
Total interest bearing liabilities/interest expense	1,779,837	8,812	1.99%	1,695,171	10,014	2.37%
Demand deposits	409,174			414,130
Other liabilities	12,589			21,123
Total liabilities	2,201,600			2,130,424
Stockholders' equity	130,537			282,084
Total liabilities and stockholders' equity	$2,332,137			$2,412,508

Net interest income		$18,971			$24,352

Net interest spread			3.16%			4.02%

Net interest income to earning assets			3.52%			4.52%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was approximately $171.1 million for 2009 and $81.0 million for 2008.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.9 million in both 2009 and 2008.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2009, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):
	Quarter ended
	June 30, 2009 vs. 2008
	Total	Volume	Rate
Interest income:
Interest and fees on loans	$(6,666)	$(2,785)	$(3,881)
Investments and other	83	271	(188)
Total interest income	(6,583)	(2,514)	(4,069)
Interest expense:
Interest bearing demand	(2,182)	(766)	(1,416)
Savings	(16)	(2)	(14)
Time deposits	2,161	3,328	(1,167)
Other borrowings	(1,164)	(1,133)	(31)
Total interest expense	(1,201)	1,427	(2,628)
Net interest income	$(5,382)	$(3,941)	$(1,441)

Loan Loss Provision

The loan loss provision for the six months ended June 30, 2009 was $63.0 million and for the quarter ended June 30, 2009 was $48.0 million, as compared to $22.9 million and $18.4 million for the six months and three months periods, respectively, a year ago.  These increases were primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  At June 30, 2009, the reserve for credit losses (reserve for loan losses and loan commitments) was 3.50% of outstanding loans, as compared to 1.94% for the year ago period.  For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” above.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-Interest Income

Non-interest income decreased 4.7% for the six months and decreased 1.5% for the quarter ended June 30, 2009 compared to the year ago periods. Service charges on deposit accounts were down $0.6 million, earnings on bank-owned life insurance was down $0.5 million, and other income was down $0.4 million. These decreases were partially offset by gains on sales of investment securities available-for-sale of $0.4 million.  In addition, the prior year period included a gain on visa ownership interest of $0.6 million.  Mortgage revenue was up compared to the six-month and three- month periods compared to the prior year.

Residential mortgage originations were up 10.0% to $66.5 million for the current quarter ended June 30, 2009 compared to $60.5 million in the linked-quarter and up 83.3% from the year-ago period.  Historically, the Company has focused on originating conventional mortgage products throughout its history while purposefully avoiding sub-prime / option-ARM type products.  As a result, the delinquency rate within Cascade’s $548 million portfolio of serviced residential mortgage loans is approximately 1.91%, notably below the national mortgage delinquency rate of 12.07% as of March 31, 2009.  The fair value of servicing portfolio is estimated to exceed book value by amounts ranging from $0.8 million to $1.8 million.

Non-Interest Expense

Non-interest expense for the six months and three months ended June 30, 2009 increased 14.8% and 34.8% from the same periods a year ago.  The 2009 increases are attributable to increases in the cost of FDIC insurance and OREO related costs, partially offset by a reduction in salaries and employee benefits expense.  The increase in FDIC insurance was due to a special assessment of approximately $1.1 million accrued in the second quarter.  In addition, ongoing FDIC insurance has increased $1.8 million as compared to the year ago period due to an increase in the assessment rate beginning in December 2008 which also includes 10 basis points on insured/covered transaction accounts exceeding $250 thousand under the Temporary Liquidity Guaranty Program.

Income Taxes

The Company’s effective income tax rates for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 approximated 40% to 42%.  In general, these effective rates are higher than the expected statutory rates primarily due to the utilization of losses and the benefit from tax credits. The Company’s effective income tax rate of approximately 6% for the six months ended June 30, 2008, was primarily related to the effects of nontaxable interest income and tax credits in proportion to the Company’s income before income taxes. As of June 30, 2009, the Company had recorded refundable income taxes receivable of approximately $10.5 million related to the carryback of operating losses to prior years.  For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” above.

Financial Condition

Balance Sheet Overview

At June 30, 2009 total assets remained steady at $2.4 billion compared to year-end 2008.  Cash and cash equivalents increased $295.2 million or 14.3% of assets at June 30, 2009 to provide increased liquidity in these uncertain economic times.  Total loans have been reduced by $149.2 million as compared to year-end 2008 and $128.1 million since the prior quarter-end primarily due to management’s actions to strategically reduce outstanding loans.  Loan reduction was achieved through select loan sales or loan participations as well as non-renewal of mainly transaction only loans where deposit relationship with customers was viewed as de minimus. Loan charge-offs of $35.3 million also contributed to overall reducing loan balances.  The reduction in loan balances has resulted in lower credit risk exposure and help to support the Bank’s regulatory capital ratios.

Funding sources have increased, including TLGP debt issuance, internet listing service deposits and brokered deposits.  These increases also offset reduced core deposits that have trended down due to the ongoing effects of an adverse economy on local markets.

The Company had no material off balance sheet derivative financial instruments as of June 30, 2009 and December 31, 2008.

Capital Resources

The Company’s total stockholders’ equity at June 30, 2009 was $104.8 million, a decrease of $30.4 million from December 31, 2008.  The decrease primarily resulted from a net loss for the six months ended June 30, 2009.

At June 30, 2009, the Company’s capital adequacy ratios, as calculated under regulatory guidelines, were 5.19%, 6.03% and 8.87% for leverage, tier 1 capital and total risked-based capital, respectively, meeting the benchmarks for an “adequately capitalized” bank.  These ratios include a reduction of 63 basis points in the leverage ratio and 74 basis points in the tier 1 and total risked-based capital ratios related to a disallowance of $14.7 million or approximately 43% of the Company’s deferred tax assets based upon a regulatory accounting calculation standard that is not directly applicable under GAAP.  Regulatory benchmarks for adequately capitalized designation are 4%, 4% and 8% for leverage, tier 1 capital and total risked-based capital, respectively ; “well capitalized” benchmarks are 5%, 6%, and 10%, for leverage, tier 1 capital and total risked-based capital, respectively.

           The Company can give no assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.

The Bank’s designation as “adequately capitalized” may subject us to certain operating restrictions and affects our eligibility for a streamlined review process for acquisition proposals as well as our ability to accept brokered deposits without the prior approval of the FDIC.  In addition, our status as “adequately capitalized” will likely result in further restrictions, including restrictions on our ability to make capital distributions and may result in the issuance of a regulatory order by the FDIC.

The Company is currently seeking additional equity capital to bolster the Company’s capital. The Company may not be able to obtain such financing or it may be only available on terms that are unfavorable to the Company and its shareholders.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2009, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at June 30, 2009 and December 31, 2008 is included in the following table (dollars in thousands):

	June 30, 2009	December 31, 2008

Commitments to extend credit	$330,834	$465,500
Commitments under credit card lines of credit	30,770	30,522
Standby letters of credit	10,358	18,583

Total off-balance sheet financial instruments	$371,962	$514,605

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

At June 30, 2009 the Bank has taken the below described actions to increase its short term liquidity.  Liquid assets are mainly balances held at FRB totaling $303.6 million compared to $75.8 million at prior quarter end and a negligible amount at December 31, 2008.

Over the past several quarters average customer relationship deposits have declined in tandem with the slowing economy, with a decrease of approximately $106.6 million since year-end 2008.  Meanwhile, noninterest bearing demand deposits on average have increased $14.4 million since year-end 2008.  The pace of decline has slowed recently with relationship deposits showing modest easing in balances over the past several months.  In response to lower customer relationship balances the Bank has increased its overall use of wholesale funding sources since late 2008 and anticipates that such will be the case until the economy rebounds. Specifically, the Bank has increased its brokered deposits, internet service listing deposits, and senior unsecured debt.  In addition it has reduced loans and other assets and has worked to increase its share of customer deposits in its markets.  As to the latter, the Bank has embarked on a marketing program to attract additional local deposits targeted at the retail market which historically has been a lower priority focus compared to serving business, public and not for profit customers.

The Bank’s internet listing service deposits at June 30, 2009 was approximately $168.1 million compared to $97.7 million at March 31, 2009 and a de minimus balance at year-end 2008. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.  At June 30, 2009 wholesale brokered deposits totaled $238.4 million down from $268.0 million at March 31, 2009 and up from $159.2 million at December 31, 2008, excluding CDARs reciprocal deposits.  As discussed elsewhere, “adequately capitalized” banks are restricted from accessing wholesale brokered deposits, however, the Bank has a temporary waiver with respect to CDARS reciprocal deposits.  No assurance can be given that the waiver will be available going forward. The Company has reduced its loans to further increase liquidity primarily related to loan-only credits where Cascade is not the borrower’s primary bank.  In addition, the Bank is working to reduce nonperforming assets and other non-relationship assets as possible.  The Company can provide no assurance as to its successful implementation of plans or that further deterioration in economic conditions and deposit trends will not have a material adverse effect on the Company's liquidity.

Available borrowing capacity has been reduced as the Company drew on its available sources.  At June 30, 2009, the FHLB had extended the Bank a secured line of credit of $840.9 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2009, the Bank had qualifying collateral pledged for FHLB borrowings totaling $352.0 million which was fully utilized by approximately $208.0 million in secured borrowings and $138.0 million FHLB letter of credit used for collateralization of public deposits held by the Bank.  However, the Bank also had undrawn borrowing capacity at FRB of approximately $77.7 million at June 30, 2009 that is currently supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.  The Bank is in the process of identifying additional collateral available for pledging at both FHLB and FRB.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to present adverse economic environment.

In 2008, the U.S. Treasury announced the Temporary Liquidity Guarantee Program (TLGP) under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of under the FDIC’s Temporary Liquidity Guarantee Program (TLGP) which temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies.  The issuance included $16 million floating rate and $27 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At June 30, 2009, the Bank had approximately $372.0 million in outstanding commitments to extend credit, compared to approximately $514.6 million at year-end 2008. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

Changes in Internal Controls

During the second quarter of 2009, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future.  As of June 30, 2009, the Company was authorized to repurchase up to an additional 1,423,526 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP (Registrant)

Date	July 29, 2009	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date	July 29, 2009	By	Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer