Form 10-Q
period 2009-09-30
CASCADE BANCORP
filed 2009-10-29
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to __

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,159,483 shares of no par value Common Stock as of October 26, 2009.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2009

INDEX

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets:
	September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations:
	Nine months and three months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity:
	Nine months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	39

Item 4.	Controls and Procedures.	39

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50

SIGNATURES		51

PART I

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Dollars in thousands)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,979	$46,554
Interest bearing deposits	304,020	162
Federal funds sold	2,508	2,230
Total cash and cash equivalents	340,507	48,946
Investment securities available-for-sale	100,324	107,480
Investment securities held-to-maturity	2,009	2,211
Federal Home Loan Bank stock	10,472	10,472
Loans, net	1,622,617	1,909,018
Premises and equipment, net	38,025	39,763
Core deposit intangibles	6,757	7,921
Bank-owned life insurance	33,632	33,568
Other real estate owned	37,654	52,727
Accrued interest and other assets	80,050	66,201
Total assets	$2,272,047	$2,278,307

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$428,882	$364,146
Interest bearing demand	704,837	816,693
Savings	32,302	33,203
Time	676,944	580,569
Total deposits	1,842,965	1,794,611
Junior subordinated debentures	68,558	68,558
Other borrowings	203,955	248,975
TLGP senior unsecured debt	41,000	-
Customer repurchase agreements	-	9,871
Accrued interest and other liabilities	22,482	21,053
Total liabilities	2,178,960	2,143,068

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value;
45,000,000 shares authorized;
28,029,418 issued and outstanding (28,088,110 in 2008)	159,312	158,489
Accumulated deficit	(67,752)	(23,124)
Accumulated other comprehensive income (loss)	1,527	(126)
Total stockholders' equity	93,087	135,239
Total liabilities and stockholders' equity	$2,272,047	$2,278,307

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Nine Months and Three Months ended September 30, 2009 and 2008
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$77,984	$103,015	$24,608	$32,938
Taxable interest on investments	3,712	3,212	1,229	1,082
Nontaxable interest on investments	104	154	34	40
Interest on federal funds sold	12	17	1	6
Interest on interest bearing balances	277	3	219	0
Dividends on Federal Home Loan Bank stock	-	111	-	45
Total interest income	82,089	106,512	26,091	34,111

Interest expense:
Deposits:
Interest bearing demand	5,585	13,050	1,891	3,396
Savings	56	110	18	36
Time	13,805	8,628	4,647	3,045
FFP & Other borrowings	6,794	11,453	2,261	3,669
Total interest expense	26,240	33,241	8,817	10,146

Net interest income	55,849	73,271	17,274	23,965
Loan loss provision	85,000	38,254	22,000	15,390
Net interest income (loss) after loan loss provision	(29,151)	35,017	(4,726)	8,575

Noninterest income:
Service charges on deposit accounts	6,541	7,490	2,227	2,552
Mortgage loan origination and processing fees	1,760	1,138	349	279
Gains on sales of mortgage loans, net	899	483	133	53
Gains on sales of investment securities available-for-sale	648	436	276	436
Card issuer and merchant services fees, net	2,455	2,879	822	982
Earnings on bank-owned life insurance	64	763	19	211
Gain on sale of business merchant services	3,247	-	-	-
Other income	2,476	2,816	4,251	955
Total noninterest income	18,090	16,005	8,077	5,468

Noninterest expense:
Salaries and employee benefits	25,008	27,211	8,190	8,959
Occupancy & equipment	5,271	5,233	1,662	1,695
Communications	1,494	1,592	473	545
FDIC insurance	5,423	1,263	1,766	482
OREO	16,562	2,417	9,836	432
Other expenses	11,176	10,196	3,812	1,634
Total noninterest expense	64,934	47,912	25,739	13,747

Income (loss) before income taxes	(75,995)	3,110	(22,388)	296
Credit (provision) for income taxes	31,367	(116)	9,744	51
Net income (loss)	$(44,628)	$2,994	$(12,644)	$347

Basic earnings (loss) per common share	$(1.59)	$0.11	$(0.45)	$0.01
Diluted earnings (loss) per common share	$(1.59)	$0.11	$(0.45)	$0.01

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

			Retained	Accumulated
	Comprehensive	Common	Earnings (accumulated	other comprehensive	Total stockholders'
	income (loss)	stock	deficit)	income (loss)	equity
Balance at December 31, 2007		$157,153	$117,600	$533	$275,286
Comprehensive income:
Net income	$2,994	-	2,994	-	2,994
Other comprehensive loss:
Unrealized losses on securities available-for-sale, net of tax	(503)	-	-	(503)	(503)
Comprehensive income	$2,491

Cash dividends paid		-	(5,877)	-	(5,877)
Stock options exercised		63			63
Stock-based compensation expense		1,176	-	-	1,176
Cancellation of shares for tax withholding		(234)	-	-	(234)
Balance at September 30, 2008		$158,158	$114,717	$30	$272,905

Balance at December 31, 2008		$158,489	$(23,124)	$(126)	$135,239
Comprehensive loss:
Net loss	$(44,628)	-	(44,628)	-	(44,628)
Other comprehensive income:
Unrealized gains on securities available-for-sale, net of tax	1,653	-	-	1,653	1,653
Comprehensive loss	$(42,975)

Stock-based compensation expense		853	-	-	853
Cancellation of shares for tax withholding		(30)	-	-	(30)
Balance at September 30, 2009		$159,312	$(67,752)	$1,527	$93,087

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2009 and 2008
(Dollars in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008

Net cash provided by operating activities	$52,165	$10,426

Investing activities:
Proceeds from sales of investment securities available-for-sale	10,323	10,895
Proceeds from sales of equity securities available-for-sale	-	310
Proceeds from maturities, calls and prepayments of
investment securities available-for-sale	18,750	19,092
Proceeds from maturities and calls of
investment securities held-to-maturity	200	965
Purchases of investment securities available-for-sale	(19,336)	(29,502)
Purchases of Federal Home Loan Bank stock	-	(6,375)
Net (increase) decrease in loans	185,358	(30,012)
Purchases of premises and equipment	(635)	(2,554)
Proceeds from sales of premises and equipment	326	2,629
Proceeds from sales of OREO	9,947	-
Net cash provided (used) in investing activities	204,933	(34,552)

Financing activities:
Net increase in deposits	48,354	90,746
Cash dividends paid	-	(5,877)
Stock options exercised	-	63
Increase in TLGP senior unsecured debt	41,000	-
Net increase in federal funds purchased	-	(14,802)
Net decrease in other borrowings and customer repurchase agreements	(54,891)	(55,527)
Net cash provided by financing activities	34,463	14,603
Net increase (decrease) in cash and cash equivalents	291,561	(9,523)
Cash and cash equivalents at beginning of period	48,946	63,141
Cash and cash equivalents at end of period	$340,507	$53,618

Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,041	$33,322
Income tax refund received	$19,841	$-
Loans transferred to other real estate	$16,942	$28,405

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

The Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became the FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The Company has evaluated subsequent events for potential recognition and for disclosure through October 28, 2009, the date the condensed consolidated financial statements included in this quarterly report on Form 10-Q were issued.

Certain amounts for 2008 have been reclassified to conform with the 2009 presentation.

2.	Investment Securities

Investment securities at September 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
9/30/2009
Available-for-sale
U.S. Agency and non-agency mortgage-backed securities (MBS) (1)	$88,866	$2,052	$210	$90,708
U.S. Agency asset-backed securities	7,209	377	-	7,586
Obligations of state and political subdivisions	1,479	98	-	1,577
Mutual fund	435	18	-	453
	$97,989	$2,545	$210	$100,324
Held-to-maturity
Obligations of state and political subdivisions	$2,009	$119	$-	$2,128

12/31/2008
Available-for-sale
U.S. Agency mortgage-backed securities	$94,292	$607	$1,365	$93,534
U.S. Government and agency securities	8,273	453	-	8,726
U.S. Agency asset-backed securities	3,193	67	-	3,260
Obligations of state and political subdivisions	1,503	32	5	1,530
Mutual fund	423	7	-	430
	$107,684	$1,166	$1,370	$107,480
Held-to-maturity
Obligations of state and political subdivisions	$2,211	$36	$-	$2,247

(1) Non-agency MBS Includes $21.8 million amortized cost and $22.2 million estimated fair value; mainly FHA/VA underlying collateral

The following table presents only those securities with gross unrealized losses per 3rd party valuation reports.  Such securities are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Agency and non-agency
mortgage-backed securities	$7,219	$207	$163	$3	$7,382	$210

The unrealized losses on agency guaranteed and non-agency MBS investments are primarily due to widening of interest rate spreads as compared to yields/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates.  Because the portfolio is mainly conventional agency MBS which carry US government guarantees as to principal and interest, management does not believe  securities are materially impaired due to issues of credit quality nor that the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly no impairment adjustments have been recorded.

3.	FHLB Stock

The Company views its investment in the Federal Home Loan Bank (“FHLB”) of Seattle stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB of Seattle as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB of Seattle and 3) the liquidity position of the FHLB of Seattle. The capital classification of FHLB of Seattle as June 30, 2009 was undercapitalized, and therefore FHLB of Seattle did not pay a dividend for the second quarter of 2009 and will not repurchase capital stock or pay a dividend while it is classified as undercapitalized. The FHLB of Seattle noted its primary concern with meeting the risk-based capital requirements relates to the potential impact of OTTI charges that they may be required to record on their private label mortgage-backed securities. While the FHLB of Seattle was undercapitalized as of June 30, 2009, the Company does not believe that its investment in the FHLB of Seattle is impaired. However, this estimate could change if: 1) significant other-than-temporary losses are incurred on the FHLB of Seattle's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB of Seattle's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB of Seattle become ineffective. As of October 27, 2009, the FHLB of Seattle has not reported its results for the quarter ended September 30, 2009.

4.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at September 30, 2009 and December 31, 2008 was as follows (dollars in thousands):

Loan portfolio	September 30, 2009	% of gross loans	December 31, 2008	% of gross loans	% Change Sep/Dec
Commercial	$455,071	27%	$582,831	30%	-21.9%
Real Estate:
Construction/lot/land development	394,207	24%	517,721	26%	-23.9%
Mortgage	92,480	6%	96,248	5%	-3.9%
Commercial	679,374	40%	703,149	36%	-3.4%
Consumer	54,608	3%	56,235	3%	-2.9%
Total loans	1,675,740	100%	1,956,184	100%	-14.3%
Less reserve for loan losses	53,123		47,166		12.6%
Total loans, net	$1,622,617		$1,909,018		-15.0%

Total loans have been strategically reduced as compared to year end 2008 and prior quarter end as a result of select loan sales or participations,  non renewal of mainly transaction only loans where deposit relationship with customer was de minimus, as well as net charge-offs (particularly in the residential land development portfolio).

Mortgage real estate loans include mortgage loans held for sale of approximately $0.5 million at September 30, 2009 and approximately $1.4 million at December 31, 2008.  In addition, the above loans are net of deferred loan fees of approximately $3.6 million at September 30, 2009 and $4.7 million at December 31, 2008.

Transactions in the reserve for loan losses and unfunded commitments for the nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Nine months ended
	September 30,
	2009	2008
Reserve for loan losses
Balance at beginning of period	$47,166	$33,875
Loan loss provision	85,000	38,254
Recoveries	1,946	1,122
Loans charged off	(80,989)	(23,400)
Balance at end of period	$53,123	$49,851

Reserve for unfunded commitments
Balance at beginning of period	$1,039	$3,163
Credit for unfunded commitments	(335)	(2,124)
Balance at end of period	$704	$1,039

Reserve for credit losses
Reserve for loan losses	$53,123	$49,851
Reserve for unfunded commitments	704	1,039
Total reserve for credit losses	$53,827	$50,890

At September 30, 2009, the Bank had approximately $309.3 million in outstanding commitments to extend credit, compared to approximately $514.6 million at year-end 2008. The reduction is a function of completion of prior period construction draws as well as management of commitments to a lower level.  Reserves for unfunded commitments are classified as other liabilities in the accompanying condensed consolidated balance sheets.

5.	Non-Performing Assets

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPA’s) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio. NPA balances were down modestly from the immediately preceding quarter, but up significantly compared to year-end 2008 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios. During 2009 the Company continued to experience increases in NPA’s, however the volume of NPA’s has stabilized in the last two quarters compared to the rapid growth of the past year. While this is a positive development no assurance can be given that NPA’s will not increase in the future.

The Company has a significant concentration in real estate lending, including loans to real estate developers secured by real estate located in Oregon and Idaho.  Declining real estate values and a severe constriction in the availability of mortgage financing has negatively impacted real estate sales, which has resulted in customers' inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.  During 2009, the Company has continued to experience significant levels of non-performing assets relating to real estate lending, primarily in our residential real estate portfolio.

At September 30, 2009, the Company had one Troubled Debt Restructured ("TDR") asset totaling $11.3 million, or 0.50% of total assets and there were no TDRs at December 31, 2008.  The TDR at September 30, 2009 is included in NPA’s and is reserved appropriately. Management is working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

The following table presents information with respect to non-performing assets at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008
Loans on non-accrual status	$159,299	$164,887	$176,979	$120,468
Loans past due 90 days or more but not on non-accrual status	329	-	392	5
OREO - non-performing	37,654	39,226	39,956	38,952
Total NPA's	$197,282	$204,113	$217,327	$159,425

Operating commercial real estate OREO	$-	$12,825	$13,775	$13,775
OREO - non-performing	37,654	39,226	39,956	38,952
Total OREO	$37,654	$52,051	$53,731	$52,727

Selected ratios:
NPLs to total gross loans	9.53%	9.15%	9.17%	6.16%
NPAs to total gross loans and OREO	11.51%	11.00%	10.93%	7.94%
NPAs to total assets	8.68%	8.50%	9.39%	7.00%

The composition of non-performing assets as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 was as follows (dollars in thousands):

	September 30, 2009	% of total	June 30, 2009	% of total	March 31, 2009	% of total	December 31, 2008	% of total
Commercial	$22,732	12%	$23,518	12%	$29,497	14%	$16,877	11%
Real Estate:
Development/Construction/lot	142,938	72%	161,143	79%	170,570	78%	128,053	80%
Mortgage	710	0%	1,697	1%	1,884	1%	2,252	1%
Commercial	30,757	16%	17,654	8%	15,095	7%	12,024	8%
Consumer	145	0%	101	0%	281	0%	219	0%
Total non-performing assets	$197,282	100%	$204,113	100%	$217,327	100%	$159,425	100%

The following table presents non-performing assets as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 by region (dollars in thousands):
Region	September 30, 2009	% of total NPA's	June 30, 2009	% of total NPA's	March 31, 2009	% of total NPA's	December 31, 2008	% of total NPA's
Central Oregon	$64,813	33%	$68,229	33%	$59,689	27%	$48,421	30%
Northwest Oregon	24,532	12%	19,667	10%	25,051	12%	4,093	3%
Southern Oregon	22,420	11%	21,294	10%	22,753	10%	20,680	13%
Total Oregon	111,765	57%	109,190	53%	107,493	49%	73,194	46%
Idaho	85,517	43%	94,923	47%	109,834	51%	86,231	54%
Grand total	$197,282	100%	$204,113	100%	$217,327	100%	$159,425	100%

A loan is considered to be impaired (non-performing) when it is determined probable that the principal and/or interest amounts due will not be collected according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower of cost or fair value, which may be determined based upon recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient basis by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.  Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the reserve when management believes after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. See “Footnote 13 – Fair Value Measurements” for additional information related to fair value measurement.

At September 30, 2009, impaired loans carried at fair value totaled approximately $159.6 million and related specific valuation allowances were approximately $0.2 million.  At December 31, 2008, impaired loans were approximately $120.5 million and related specific valuation allowances were approximately $2.7 million.  Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant. The average recorded investment in impaired loans was approximately $159.3 million and $84.6 million for the nine months ended September 30, 2009 and 2008, respectively.

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful.  Interest income that was reversed and charged against income for the nine months ended September 30, 2009 and 2008, was approximately $1.6 million and $1.5 million, respectively.

6.	Other Real Estate Owned, Net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Nine months ended
	September 30,
	2009	2008
Balance at beginning of period	$52,727	$9,765
Additions to OREO	16,942	34,220
Dispositions of OREO	(25,674)	(6,431)
Valuation adjustments in the period	(6,341)	(358)
Balance at end of period	$37,654	$37,196

7.	Mortgage Servicing Rights

At September 30, 2009 and December 31, 2008, the Bank retained servicing rights to mortgage loans with principal balances of approximately $548.1 million and $512.2 million, respectively.  Generally, loans which are sold with the servicing rights retained are sold to Fannie Mae, a U.S. government sponsored enterprise.  The Company also sells mortgage originations servicing-released in the normal course of business to other mortgage companies.  Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.

Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value.  The carrying value of MSRs was approximately $4.1 million at September 30, 2009 and $3.6 million at December 31, 2008.  The fair value of MSRs was approximately $5.3 million at September 30, 2009 and $4.6 million at December 31, 2008.  The downturn in real estate markets has had an adverse impact on the market for purchase and sale of MSR’s, consequently no assurance can be given that the MSRs could be sold at fair value in an illiquid market.  Activity in MSRs for the nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	Nine months ended
	September 30,
	2009	2008
Balance at beginning of period	$3,605	$3,756
Additions	1,687	805
Amortization	(1,204)	(882)
Balance at end of period	$4,088	$3,679

8.	Deferred Income Taxes

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (“DTA”) (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $34.6 million and $22.2 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.  Management is considering certain transactions that would increase the likelihood that a DTA will be realized.  Specifically, it is contemplating the effect of a possible exchange of existing trust preferred securities (TPS) (see note 9) for cash whereby the TPS would be extinguished resulting in a taxable gain and thereby increasing the likelihood that the Company’s DTA would be fully realized. Any possible exchange of TPS would be subject to approval by the Federal Reserve Bank of San Francisco (the “Reserve Bank”) pursuant to the written agreement discussed in note 15 below. Management may also consider other transactions including the sale of marketable securities, the sale and leaseback of Bank branches and liquidation of Bank owned life insurance.  Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2009 will be fully realized and therefore no valuation allowance was recorded. However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the transactions discussed above, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred in the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company has recorded income taxes receivable of approximately $19.7 million and $21.2 million, respectively, which are included in other assets on the accompanying condensed consolidated balance sheets.

9.	Junior Subordinated Debentures

At September 30, 2009, the Company had four subsidiary grantor trusts for the purpose of issuing  TPS and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.  The weighted average interest rate of all TPS was 2.83% at September 30, 2009 and 4.19% at December 31, 2008.   The interest on TPS may be deferred at the sole determination of the issuer.  Under such circumstances the Company would continue to accrue interest but not make payments on the TPS.  On April 27, 2009 the Company’s Board of Directors (the Board) elected to defer payment of interest on TPS until such time as resumption is deemed appropriate.  (See note 8 regarding the possible exchange of TPS for cash and/or equity).

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying condensed consolidated balance sheets. Management believes that at September 30, 2009, the TPS meet applicable regulatory guidelines to qualify as Tier I capital in the amount of $30.5 million and Tier 2 capital in the amount of $36.0 million.  At December 31, 2008, the TPS met applicable regulatory guidelines to qualify as Tier I capital and Tier 2 capital in the amounts of $43.5 million and $23.0 million, respectively.

10.	Other Borrowings

At September 30, 2009 the Bank had a total of $203.7 million in long-term borrowings from FHLB of Seattle with maturities ranging from 2010 to 2025, bearing a weighted-average rate of 2.60% and $138.0 million FHLB of Seattle letter of credit used for collateralization of public deposits held by the Bank.  In addition, at September 30, 2009, the Bank had short-term borrowings with FRB of approximately $0.3 million.  Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (TLGP) maturing February 12, 2012 bearing a weighted average rate of 2.06%, exclusive of net issuance costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt.  At year-end 2008, the Bank had a total of $128.5 million in long-term borrowings from FHLB of Seattle with maturities from 2009 to 2025.  In addition, at December 31, 2008, the Bank had short-term borrowings with FRB of approximately $120.5 million.  (See MD&A “Liquidity and Sources of Funds” for further discussion).

11.	Basic and Diluted Earnings (loss) per Common Share

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and nonvested restricted stock. For the nine months and three months ended September 30, 2009, the Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

The numerators and denominators used in computing basic and diluted earnings (loss) per common share for the nine months and three months ended September 30, 2009 and 2008 can be reconciled as follows (dollars in thousands, except per share data):

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(44,628)	$2,994	$(12,644)	$347

Weighted-average shares outstanding - basic	27,991,675	27,929,878	28,029,087	27,949,491
Basic net income (loss) per common share	$(1.59)	$0.11	$(0.45)	$0.01

Incremental shares arising from stock-based compensation	N/A	140,951	N/A	131,633
Weighted-average shares outstanding - diluted	27,991,675	28,070,829	28,029,087	28,081,124
Diluted net income (loss) per common share	$(1.59)	$0.11	$(0.45)	$0.01
Common stock equivalent shares excluded due to antidilutive effect	120,347	-	132,934	-

12.	Stock-Based Compensation

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board or the Compensation Committee of the Board (the Compensation Committee).  In addition, on April 28, 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan).  The 2008 Plan authorized the Board to issue up to an additional one million shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards.  Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code, non-qualified stock options (NSOs), restricted stock, restricted stock units, stock appreciation rights and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules).  The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers, non-employee directors and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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

During the nine months ended September 30, 2009 the Company did not grant any stock options.  During the nine months and three months ended September 30, 2008 the Company granted 397,630 and 7,500 stock options with a calculated fair value of $2.35 and $2.79 per option, respectively.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the nine and three months ended September 30, 2008:

	Nine months ended	Three months ended
	September 30, 2008	September 30, 2008
Dividend yield	4.0%	0.5%
Expected volatility	32.0%	32.0%
Risk-free interest rate	3.0%	3.5%
Expected option lives	7.2 years	7.2 years

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

The following table presents the activity related to stock options under all plans for the nine months ended September 30, 2009:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2008	1,089,091	$12.05	4.2	$271
Granted	-	-	N/A	N/A
Exercised	-	-	N/A	N/A
Cancelled	(82,437)	11.09	N/A	N/A
Options outstanding at September 30, 2009	1,006,654	$12.20	4.7	$-
Options exercisable at September 30, 2009	531,911	$9.95	11.7	$-

Stock-based compensation expense related to stock options for the nine months ended September 30, 2009 and 2008 was approximately $0.4 million and $0.5 million, respectively.  As of September 30, 2009, there was approximately $0.5 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

During the three months ended September 30, 2009, the Company granted 25,000 shares of  nonvested restricted stock at a grant date fair value of $1.20 per share (approximately $30,000). The nonvested restricted stock is scheduled to vest over a period of three years from the grant date..

The following table presents the activity for nonvested and deferred restricted stock for the nine months ended September 30, 2009:
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)
Nonvested as of December 31, 2008	131,593	$17.70	N/A
Granted	96,021	2.16	N/A
Vested	(94,680)	4.10	N/A
Nonvested as of September 30, 2009	132,934	$14.71	2.16

Total expense recognized by the Company for nonvested stock for the nine months ended September 30, 2009 and 2008 was approximately $0.5 million and $0.7 million, respectively.  As of September 30, 2009, unrecognized compensation cost related to nonvested stock totaled approximately $0.6 million.  The nonvested stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

13.	Fair Value Measurements

FASB ASC Topic 820 establishes hierarchy for determining fair value measurement, includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

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

Impaired loans: ASC Topic 310 applies to loans measured for impairment, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  The Company has categorized its impaired loans as level 3.

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

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available - for - sale	$-	$100,324	$-
Total recurring assets measured at fair value	$-	$100,324	$-

Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments.

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at September 30, 2009 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans with specific valuation allowances under SFAS No. 114	$-	$-	$159,299
Other real estate owned		-	37,654
	$-	$-	$196,953

The Company did not change the methodology used to determine fair value for any financial instruments during the nine months ended September 30, 2009.  Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during these periods.

The following disclosures are made in accordance with the provisions of FASB ASC Topic 825, “Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2009 and December 31, 2008.

Because ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

The Company uses the following methods and assumptions to estimate the fair value of its financial instruments:

Cash and cash equivalents:  The carrying amount approximates the estimated fair value of these instruments.

Investment securities:  See above description.

FHLB of Seattle stock:  The carrying amount approximates the estimated fair value.

Loans:  The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using September 30, 2009 and December 31, 2008 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

BOLI:  The carrying amount approximates the estimated fair value of these instruments.

OREO:  See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand.  At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2009 and December 31, 2008 rates offered on those instruments.

Junior subordinated debentures and other borrowings (including federal funds purchased):  The fair value of the Bank’s junior subordinated debentures and other borrowings (including federal funds purchased) are estimated using discounted cash flow analyses based on the Bank’s September 30, 2009 and December 31, 2008 incremental borrowing rates for similar types of borrowing arrangements. However, the fair value of junior subordinated debentures may be different depending upon the possible exchange of existing TPS for cash as discussed in Notes 8 and 9.

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2009 and December 31, 2008 were approximately as follows:

	September 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$340,507	$340,507	$48,946	$48,946
Investment securities:
Available-for-sale	100,324	100,324	107,480	107,480
Held-to-maturity	2,009	2,128	2,211	2,247
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,622,617	1,629,086	1,909,018	1,950,602
BOLI	33,632	33,632	33,568	33,568
OREO	37,654	37,654	52,727	52,727

Financial liabilities:
Deposits	1,842,965	1,847,214	1,794,611	1,795,004
Junior subordinated debentures,
other borrowings, and TLGP senior
unsecured debt	313,513	321,922	317,533	318,517
Customer repurchase agreements	-	-	9,871	9,867

14.	Selected Quarterly Financial Data

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2009 and 2008. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth (dollars in thousands):

	2009
	Third Quarter	Second Quarter	First Quarter
Interest income	$26,091	$27,663	$28,335
Interest expense	8,817	8,812	8,611
Net interest income	17,274	18,851	19,724
Loan loss provision	22,000	48,000	15,000
Net interest income (loss) after loan loss provision	(4,726)	(29,149)	4,724
Noninterest income	8,077	4,956	5,057
Noninterest expense	25,739	22,625	16,570
Income (loss) before income taxes	(22,388)	(46,818)	(6,789)
Credit for income taxes	9,744	18,750	2,873
Net loss	$(12,644)	$(28,068)	$(3,916)
Basic net loss per common share	$(0.45)	$(1.00)	$(0.14)
Diluted net loss per common share	$(0.45)	$(1.00)	$(0.14)

	2008
	Third Quarter	Second Quarter	First Quarter
Interest income	$34,111	$34,260	$38,141
Interest expense	10,146	10,014	13,081
Net interest income	23,965	24,246	25,060
Loan loss provision	15,390	18,364	4,500
Net interest income (loss) after loan loss provision	8,575	5,882	20,560
Noninterest income	5,530	5,008	5,502
Noninterest expense	13,809	16,763	17,375
Income (loss) before income taxes	296	(5,873)	8,687
Credit (provision) for income taxes	51	2,480	(2,647)
Net income (loss)	$347	$(3,393)	$6,040
Basic net income (loss) per common share	$0.01	$(0.12)	$0.22
Diluted net income (loss) per common share	$0.01	$(0.12)	$0.22

15.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At September 30, 2009, the Company and the Bank were deemed to be “adequately capitalized” under the applicable regulations.

On August 27, 2009 the Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”), its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities (“DFCS”) which requires the Bank to take certain measures to improve its safety and soundness.

            In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order against the Bank based on certain findings from an examination of the Bank conducted in February 2009 based upon financial and lending data measured as of December 31, 2008 (the “Order”).  In entering into the stipulation and consenting to entry of the order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of non-performing loans to no more than 75% of capital within 120 days of the date of the Order.

In addition, among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and increase capital to achieve and maintain a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order.  At September 30, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.22%, 5.38% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately capitalized” and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 5.76%, 7.34% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately-capitalized.”  Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10%, for leverage, Tier 1 capital and total risk-based capital, respectively.  However, as mentioned above, pursuant to the Order the Bank is required to maintain a Tier 1 leverage ratio of at least 10% in order to be considered “well-capitalized.”  The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.

On October 26, 2009, the Company entered into a written agreement with the Reserve Bank and DFCS (the “Written Agreement”), which requires the Company to take certain measure to improve its safety and soundness.  Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the Written Agreement.  The Company must notify the Reserve Bank in writing within 30 days after any quarter in which any of the Company or the Bank’s capital rations fall below the approved plan’s minimum ratios.

In addition, the Written Agreement restricts the Company from taking certain actions without the consent of Reserve Bank and DFCS, including paying any dividends, taking dividends from the Bank and making any distributions of interest, principal or other sums on subordinated debt or trust preferred securities. The Written Agreement further requires the Company to notify the Reserve Bank and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer.

We may also face additional restrictions from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) based on the Bank’s capitalization and other conditions that gave rise to the Order. The consequences of the Bank failing to become “well-capitalized” could include additional restrictions on activities and loans.  Pursuant to a Letter dated May 1, 2008, from Cascade Bancorp to the Reserve Bank, the Company requested to be decertified as a “financial holding company” as defined in the 1999 Gramm-Leach-Bliley Act, and that request was confirmed effective as of May 15, 2008.

The Company’s and Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009:
Tier 1 capital (to average assets)
Cascade Bancorp	$98,964	4.2%	$93,791	4.0%	$117,238	5.0%
Bank of the Cascades (1)	134,813	5.8%	93,644	4.0%	117,056	5.0%

Tier 1 capital (to risk-weighted assets)
Cascade Bancorp	98,964	5.4	73,581	4.0	110,371	6.0
Bank of the Cascades	134,813	7.3	73,488	4.0	110,232	6.0

Total capital (to risk-weighted assets)
Cascade Bancorp	158,327	8.6	147,161	8.0	183,952	10.0
Bank of the Cascades	158,167	8.6	146,976	8.0	183,720	10.0

December 31, 2008:
Tier 1 capital (to average assets)
Cascade Bancorp	196,707	8.2%	96,127	4.0%	120,159	5.0%
Bank of the Cascades	194,051	8.1%	95,998	4.0%	119,997	5.0%

Tier 1 capital (to risk-weighted assets)
Cascade Bancorp	196,707	8.9	87,968	4.0	131,951	6.0
Bank of the Cascades	194,051	8.8	87,878	4.0	131,816	6.0

Total capital (to risk-weighted assets)
Cascade Bancorp	224,701	10.2	175,935	8.0	219,919	10.0
Bank of the Cascades	221,772	10.1	175,755	8.0	219,694	10.0

(1)	Pursuant to the Order, the Bank must maintain a Tier 1 leverage ratio of at least 10.00% beginning 150 days from the issuance of the order.

As of September 30, 2009 the ratios include a reduction of 80 basis points in the leverage ratio and 102 basis points in the Tier 1 and total risk-based capital ratios related to a disallowance of $18.7 million or approximately 54% of the Company’s deferred income tax assets based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles (“GAAP”).

16.	Recently Issued Accounting Standards

As discussed in Note 1 – Basis of Presentation, on July 1, 2009, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

In December 2007, the FASB issued new authoritative guidance under ASC Topic 805 (formerly Statement of Financial Accounting Standards (SFAS) No. 141R), “Business Combinations”. The new authoritative guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. ASC Topic 805 also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. The new authoritative guidance in ASC Topic 805 was effective for business combination reporting for fiscal years beginning on or after December 15, 2008. The Company adopted ASC Topic 805 which will apply to any business combination entered into by the Company closing on or after January 1, 2009.

In December 2007, the FASB issued new authoritative guidance under ASC Topic 810 (formerly SFAS No. 160) “Consolidation”.  ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Under prior guidance in ASC Topic 810, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of the new authoritative guidance in ASC Topic 810 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The new authoritative guidance in ASC Topic 810 was effective for fiscal years beginning on or after December 15, 2008. The adoption of the new authoritative guidance in ASC Topic 810 as of January 1, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued new authoritative guidance under ASC Topic 815 (formerly SFAS No. 161) “Derivatives and Hedging”. ASC Topic 815 requires disclosure regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that is required under ASC Topic 815 includes: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new authoritative guidance inASC Topic 815 also requires several added quantitative disclosures in financial statements. The new authoritative guidance in ASC Topic 815 became effective for the Company on January 1, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new authoritative guidance under the following three ASC’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

ASC Topic 820 (formerly FASB Staff Position (FSP) FAS 157-4), “Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have decreased significantly.  ASC Topic 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of ASC Topic 820 was effective for the period ended June 30, 2009 and did not have a significant effect on the Company’s condensed consolidated financial statements.

ASC Topic 825 (formerly FSP FAS 107-1 and APB 28-1), “Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of ASC Topic 825 were effective for the Company’s interim period ending on June 30, 2009.  The new interim disclosures are included in Note 10 - Fair Value Measurements.

ASC Topic 320 (formerly FSP FAS 115-2 and FAS 124-2), “Investments – Debt and Equity Securities,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This ASC Topic 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of ASC Topic 320 were effective for the Company’s interim period ending on June 30, 2009.  The Company adopted the provisions of ASC Topic 320 as of June 30, 2009 and it did not have a significant effect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance under ASC Topic 855 (formerly Statement No. 165) “Subsequent Events.” The objective of ASC Topic 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

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

In accordance with ASC Topic 855, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. ASC Topic 855 should be applied to the accounting for and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic applies to both interim financial statements and annual financial statements. The adoption of ASC Topic 855 as of June 30, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 (formerly Statement No. 166) “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2009 and the operating results for the nine months and three months then ended, included elsewhere in this report.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2009; including its audited consolidated financial statements and the notes thereto as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 as well as the following factors: our inability to comply in a timely manner with the cease and desist order with the Federal Deposit Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (“DFCS”), under which we are currently operating, could lead to further regulatory sanctions or orders, which could further restrict our operations and negatively affect our results of operations and financial condition; local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our results of operations and financial condition; the local housing/real estate market could continue to decline for a longer period than we anticipate; the risks presented by a continued economic recession, which could continue to adversely affect credit quality, collateral values, including real estate collateral and OREO properties, investment values, liquidity and loan originations, reserves for loan losses and charge offs of loans and loan portfolio delinquency rates and may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, and the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon and the greater Boise area, specifically; we may be compelled to seek additional capital in the future to augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on acceptable terms; interest rate changes could significantly reduce net interest income and negatively affect funding sources; competition among financial institutions could increase significantly; competition or changes in interest rates could negatively affect net interest margin, as could other factors listed from time to time in the Company’s SEC reports; the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and an existing regulatory requirements, changes in regulatory requirements and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premium, could adversely affect the businesses in which we are engaged, our results of operations and financial condition.

These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Recent Developments

Regulatory Order

On August 27, 2009 the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness.

In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order against the Bank based on certain findings from an examination of the Bank conducted in February 2009 based upon financial and lending data measured as of December 31, 2008 (the “Order”).  In entering into the stipulation and consenting to entry of the order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the order.  At September 30, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.22%, 5.38% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately capitalized” and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 5.76%, 7.34% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately-capitalized.”  These ratios include a reduction of 80 basis points in the Tier 1 leverage ratio and 102 basis points in the Tier 1 risk-based and total risk-based capital ratios related to a disallowance of $18.7 million or approximately 54% of the Company’s deferred income tax assets based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles (“GAAP”).  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.  Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10%, for Tier 1 leverage, Tier 1 risk-capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order the Bank is required to maintain a Tier 1 leverage ratio of at least 10% in order to be considered “well-capitalized.”

In addition, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. On September 3, 2009, the Company announced the appointment of a new Executive Officer to the Company and Bank to the position of Executive Vice President and Chief Credit Officer. Under the Order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital within 120 days of the date of the Order.  The Bank also must adopt and implement plans to reduce delinquent loans and reduce loans and other extensions of credit to borrowers in the troubled commercial real estate market sector. The Order also requires the Bank to develop a written three-year strategic plan, a plan for improving and sustaining earnings, and a plan to preserve liquidity.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.  During the second quarter of 2009, the Company substantially increased its interest bearing balances held mainly at the Federal Reserve Bank (FRB).  This action was taken to bolster the Bank’s liquidity as part of its contingency planning to help ensure ample and sufficient liquidity under a wide variety of adverse stress-test conditions.  At September 30, 2009 the balances held at the FRB were $294.3 million or approximately 13% of total assets and our primary liquidity ratio was 20.25%.  This contingent liquidity has the effect of lowering the Company’s net interest income because such assets presently earn only an overnight rate of 0.25%, which is below the cost of deposits.  Subject to the restriction on liquidity ratios in the Order, the Company intends to redeploy such assets into higher earning loans and investments at such time as management and the board of directors believes is prudent and within the context of the Order.

Written Agreement

On October 26, 2009, the Company entered into a written agreement with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) and DFCS (the “Written Agreement”), which requires the Company to take certain measure to improve its safety and soundness.  Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the Written Agreement.  The Company must notify the Reserve Bank in writing within 30 days after any quarter in which any of the Company or the Bank’s capital rations fall below the approved plan’s minimum ratios.

In addition, the Written Agreement restricts the Company from taking certain actions without the consent of Reserve Bank and DFCS, including paying any dividends, taking dividends from the Bank and making any distributions of interest, principal or other sums on subordinated debt or trust preferred securities. The Written Agreement further requires the Company to notify the Reserve Bank and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer.

We may also face additional restrictions from the Board of Governors of the Federal Reserve based on the Bank’s capitalization and other conditions giving rise to the Order. The consequences of the Bank failing to become “well-capitalized” could include additional restrictions on activities and loans.

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

Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds.  Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company.  Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk.  On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market.  Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods.  See also “Non-Interest Income” below and footnote 7 of the Condensed Consolidated Financial Statements.

Deferred Income Taxes: As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (“DTA”) (which are included in other assets in the accompanying condensed consolidated balance sheets) of approximately $34.6 million and $22.2 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.  Management is considering certain transactions that would increase the likelihood that a DTA will be realized.  Specifically, it is contemplating the effect of a possible exchange of existing trust preferred securities (TPS) (see note 9) for cash whereby the TPS would be extinguished resulting in a taxable gain and thereby increasing the likelihood that the Company’s DTA would be fully realized. Any possible exchange of TPS would be subject to approval by the Federal Reserve Bank of San Francisco (the “Reserve Bank”) pursuant to the written agreement discussed in note 15. Management may also consider other transactions including the sale of marketable securities, the sale and leaseback of Bank branches and liquidation of Bank owned life insurance.  Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2009 will be fully realized and therefore no valuation allowance was recorded. However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the transactions discussed above, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  Due to the uncertainty of estimates and projections, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Economic Conditions

The Company's business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company's financial condition and results of operations. Real estate values in these areas have declined and may continue to fall.  Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss of $44.6 million and $12.6 million in the nine month and three month periods ended September 30, 2009. The local and regional economy also has a direct impact on the volume of bank deposits.  Core deposits have declined since mid-2006 because business and retail customers have realized a reduction in cash available to deposit in the Bank. However, core deposits are showing signs of stabilization in the third quarter of 2009 as indicated by an increase in average balances in non-interest bearing accounts in the current quarter after declining for 10 consecutive quarters.

Highlights and Summary of Performance – Third Quarter of 2009

•	Third Quarter Net Loss Per Share: of ($0.45) or ($12.6 million) mainly due to $22 million provision for loan losses compared to net income per share of $0.01 or $0.3 million a year-ago
•	Total Deposits: up 4.8% compared to a year-ago primarily in time deposits to enhance liquidity.
•	Total Loans: down 18.2% compared to a year-ago.
•	Credit Quality: Reserve for credit losses at 3.21% of total loans.
•	Credit Quality: Non-performing assets (NPA’s) at $197.3 million down from $204.1 million for prior quarter.
•	Interest Bearing Balances held at Federal Reserve Bank: approximately $294.3 million or 13% of assets to enhance liquidity.
•	Net Interest Margin: 3.13% vs. 3.52% in the linked-quarter mainly due to the effects of increased average balances held at Federal Reserve Bank.

Cascade reported a third quarter 2009 net loss of $12.6 million or $0.45 per share compared to net income of $0.3 million or $0.01 per share for the year-ago quarter primarily due to elevated loan loss provision expense, decreased net interest income, and an increase in noninterest expense due to OREO valuation charges.  Loans were lower mainly due to management’s actions to strategically reduce outstanding loans, declining loan originations and increased loan charge-offs.  Management actions to lower loan volumes  included loan sales or loan participations as well as non-renewal of mainly transaction-only loans where the Company does not consider itself to be the customer’s primary bank based upon the overall balance of its banking and deposit relationship with the customer. Non-performing assets (NPA’s) were $197.3 million down from $204.1 million in the linked-quarter.  The third quarter 2009 provision for loan losses totaled $22.0 million (pre-tax) with net loan charge-offs of $31.3 million (pre-tax) primarily due to declining real estate appraised values backing collateral dependent loans.  Net interest income was lower for the third quarter of 2009 primarily due to reduced interest and loan fee income related to the decline in loan volumes and interest reversed and foregone on NPA’s.  Non-interest income increased $2.6 million for the three months ended September 30, 2009 compared to the year-ago level primarily due to a one-time gain recorded on the sale of the Bank’s credit card merchant business of $3.2 million described below. Non-interest expenses were higher primarily due to OREO valuation adjustments of approximately $9.0 million and FDIC insurance of $1.8 million for the quarter.  OREO and FDIC expenses were $0.4 million and $0.5 million in the year ago third quarter, respectively.

Total deposits at September 30, 2009, were $1.8 billion, up 4.8% compared to the year-ago quarter mainly as a result of increased time deposits.  Non-interest bearing deposits decreased 3.9% from the year ago quarter, but increased modestly to $428.9 million or by $4.0 million compared to the linked-quarter.  Customer time deposits increased as did those from internet and brokered sources.  The Company is restricted from acquiring additional brokered deposits under the terms of the Order discussed above and is managing its deposit strategy accordingly.

The net interest margin (NIM) was 3.13% for the third quarter of 2009 compared to 3.52% for the linked-quarter and 4.42% in the year-ago period mainly due to balances held with Federal Reserve Bank for liquidity purposes.  Federal Reserve Bank balances were $294.3 million or approximately 13% of total assets at September 30, 2009 and were insignificant at December 31, 2008.  This had the effect of lowering the Company’s NIM for the quarter ended September 30, 2009 by 32 basis points because such assets presently earn a low overnight rate of 0.25% which is below the average cost of deposits.  Subject to the restriction on liquidity ratios in the Order, the Company intends to prudently redeploy such assets into higher earning loans and investments over time. The NIM was also lower by 7 basis points compared to the linked-quarter due to interest reversals and interest foregone on non-performing assets.  On September 1, 2009, the Company sold its merchant card processing business and certain miscellaneous assets utilized in connection with that business.  The Company recognized a pre-tax net gain resulting from the sale of the merchant card processing business of approximately $3.2 million in the third quarter of 2009.

Pursuant to the Order discussed above, the Bank is required to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order.  At September 30, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.22%, 5.38% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately capitalized” and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 5.76%, 7.34% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately-capitalized.”  These ratios include a reduction of 80 basis points in the Tier 1 leverage ratio and 102 basis points in the Tier 1 and total risk-based capital ratios related to a disallowance of $18.7 million or approximately 54% of the Company’s deferred tax assets based upon a regulatory accounting calculation standard that is not directly applicable under generally accepted accounting principles (“GAAP”).  Regulatory benchmarks for “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10%, for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order the Bank is required to maintain a Tier 1 leverage ratio of at least 10% in order to be considered “well-capitalized.”

 Loan portfolio and credit quality

At September 30, 2009, Cascade’s loan portfolio was approximately $1.7 billion, down $127.0 million and $374.0 million when compared to the linked-quarter and a year-ago, respectively. Loans have declined primarily due to reduced loan originations, an increase in loan charge-offs and management’s strategic loan reduction program that included select loan sales and loan participations as well as non-renewal of mainly transaction only loans where the Company does not consider itself to be the customer’s primary bank based upon the overall balance of its banking and deposit relationship with the customer.  These actions resulted in lower loan portfolio risk exposure and thereby helped to support regulatory capital ratios.

Broadly, provisioning expenses and charge-offs were primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  Appraised values continued to decline in part because nearly all sales of such properties are distressed sales such as bank short sales or foreclosures.

NPA’s decreased to $197.3 million, or 8.7% of total assets compared to $204.1 million or 8.5% of total assets for the linked-quarter and $159.4 million or 7.0% at December 31, 2008, primarily due to charge-offs, sales and valuation adjustments on impaired loans and OREO.  The land development portfolio is nearly all classified as NPA.  Such loans represent approximately 8% of the Bank’s overall loan portfolio but nearly 69% of total NPA’s.  Because of the uncertain real estate market, no assurances can be given as to the timing of ultimate disposition of such assets or that the sale price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management.

At September 30, 2009, loans delinquent greater than 30 days were at 0.28% of total loans compared to 0.52% for the linked-quarter and 0.33% for the year ended December 31, 2008.  At September 30, 2009 the delinquency rate in our commercial real estate (“CRE”) portfolio and our commercial and industrial (“C&I”) portfolio was 0.05% and 0.15%, respectively, compared to 0.39% and 0.85% at December 31, 2008. CRE loans represent the largest portion of Cascade’s portfolio at 41% of total loans and the C&I loans represent 27% of total loans.  While credit quality challenges continue to be centered in the Bank’s residential land development portfolio, the current economic challenges have had an impact on the CRE and C&I portfolio as well.  We can provide no assurance that the delinquency rate in the Bank’s CRE and C&I portfolio will not continue to increase.

At September 30, 2009 the total reserve for credit losses was $53.8 million or 3.21% of total loans.  Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. The reserve includes approximately $7.2 million or 15.7% in unallocated reserves which reflect qualitative risk factors such as level and trend of charge-off and recoveries; level and trend in delinquencies, nonaccrual loans and impaired loans; and experience, ability, and depth of lending management and other relevant staff.  With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, we can give no assurances that the reserve will be adequate in future periods or that the level of NPA’s will not increase.  Further provisioning and charge-offs may be required before values stabilize. See “Loans – Real Estate Loan Concentration” Below.

Deposits

Total deposits at September 30, 2009 were $1.8 billion, up 4.8% compared to a year-ago, up 2.7% compared to December 31, 2008, and down 5.8% on a linked-quarter basis. The increase over a year-ago is primarily due to higher brokered deposits as well as recent success in attracting internet sourced deposits and stabilizing local customer account totals.  However, pursuant to the Order, the Bank is not permitted to accept additional brokered deposits. The impact of the announcement of the Order in the third quarter of 2009 may have contributed to the decrease in deposits from the linked-quarter and such decreases were within the level management projected and was prepared for.

At September 30, 2009 wholesale brokered deposits totaled $167.0 million compared to $159.2 million at December 31, 2008.  In addition, local relationship based reciprocal CDARS deposits totaled $68.9 million at September 30, 2009. However, “adequately capitalized” banks are restricted from accessing wholesale brokered deposits.  Further, the Order restricts the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal CDAR’s program, for which it previously had a temporary waiver from the FDIC.  The Bank’s internet listing service deposits at September 30, 2009 was approximately $211.1 million compared to $168.1 million at June 30, 2009 and a de minimus balance at year-end 2008. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.

The Bank’s primary counterparty for borrowing purposes is the FHLB of Seattle, and liquid assets are mainly balances held at FRB.  Available borrowing capacity has been reduced as we drew on our available sources.  Borrowing capacity from FHLB of Seattle or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion, and FRB or FHLB of Seattle could restrict or limit our access to secured borrowings.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

To provide customer assurances, the Company is participating in the FDIC’s temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying less than 0.50%. Additionally, under recent changes from the FDIC, all interest bearing deposit accounts are insured up to $250,000 through December 31, 2013.

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2009 and 2008

Income Statement

Net Loss

Net loss increased $47.6 million for the nine months and increased $13.0 million for the quarter ended September 30, 2009 as compared to the same periods in 2008.  These increases were primarily due to elevated level of loan loss provision, a decrease in net interest income and OREO valuation adjustments for each period presented.  The loan loss provision increased $46.7 million for the nine months and increased $6.6 million for the quarter ended September 30, 2009 compared to the year ago periods. Net interest income decreased $17.4 million for the nine months and decreased $6.7 million for the quarter ended September 30, 2009 mainly due to lower loan balances and interest reversed and foregone on non performing loans.  Non-interest income was up for both periods, due to a one-time gain on the sale of our merchant business of $3.2 million and increased mortgage revenue due to increased refinance activity. Meanwhile non-interest expense increased $17.0 million for the nine months and increased $12.0 million for the quarter ended September 30, 2009, primarily due to expenses related to other real estate owned and legal related costs, offset by a reduction in staffing expenses in the current periods.

Net Interest Income / Net Interest Margin

Yields on earning assets during the nine months and three months ended September 30, 2009 were  5.12% and 4.72%, respectfully, compared to 6.59% and 6.28%, for the nine months and three months ended September 30, 2008.  The decline in yields for the periods presented are mainly a result of declining market rates as well as the effect of interest forgone and reversed on non-performing loans. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2009 was 1.96% relatively flat when compared to the third quarter of 2009 rate paid of 1.91%. The average rate paid on liabilities for the nine months ended September 30, 2008 was 2.61% and was down in the third quarter of 2008 to 2.35%, primarily due to declining market rates.

For the nine months and quarter ended September 30, 2009, the net interest margin was 3.16% and 3.13%, respectively compared to 4.54% and 4.42% for the nine months and quarter ended September 30, 2008.  Meanwhile, the overall cost of funds was down to 1.55% for the nine months ended September 30, 2009 compared to 2.10% for year-ago period.  The lower net interest margin was primarily due to increases in interest bearing balances held with the Federal Reserve Bank reducing the margin by approximately 32 basis points compared to the linked-quarter.  In addition, the NIM for the quarter ended September 30, 2009 was affected by approximately 7 basis points compared to 10 basis points for the year ago period primarily due to interest reversals on loans placed into a non-performing status.

Components of Net Interest Margin

The following table sets forth for the quarters ended September 30, 2009 and 2008 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended			Quarter ended
	September 30, 2009			September 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$101,558	$1,229	4.80%	$82,857	$1,096	5.25%
Non-taxable securities (1)	3,566	47	5.23%	4,291	40	3.70%
Interest bearing balances due from other banks	347,880	219	0.25%	-	-	0.00%
Federal funds sold	3,919	1	0.10%	1,457	6	1.63%
Federal Home Loan Bank stock	10,472	-	0.00%	13,351	45	1.34%
Loans (1)(2)(3)(4)	1,734,611	24,712	5.65%	2,060,256	33,042	6.36%
Total earning assets/interest income	2,202,006	26,208	4.72%	2,162,212	34,229	6.28%
Reserve for loan losses	(58,589)			(39,073)
Cash and due from banks	40,790			50,938
Premises and equipment, net	38,492			36,492
Bank-owned life insurance	33,615			33,946
Accrued interest and other assets	110,247			177,872
Total assets	$2,366,561			$2,422,387

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$756,852	1,891	0.99%	$803,886	3,396	1.68%
Savings deposits	33,433	18	0.21%	37,561	36	0.38%
Time deposits	729,951	4,647	2.53%	401,770	3,045	3.01%
Other borrowings	314,801	2,261	2.85%	471,979	3,669	3.08%
Total interest bearing liabilities/interest expense	1,835,037	8,817	1.91%	1,715,196	10,146	2.35%
Demand deposits	415,544			407,420
Other liabilities	12,560			16,628
Total liabilities	2,263,141			2,139,244
Stockholders' equity	103,420			283,143
Total liabilities and stockholders' equity	$2,366,561			$2,422,387

Net interest income		$17,391			$24,083

Net interest spread			2.82%			3.93%

Net interest income to earning assets			3.13%			4.42%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was approximately $164.9 million for 2009 and $93.5 million for 2008.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.7 million in 2009 and$1.1 million in 2008.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2009, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):
	Quarter ended
	September 30, 2009 vs. 2008
	Total	Volume	Rate
Interest income:
Interest and fees on loans	$(8,330)	$(5,223)	$(3,107)
Investments and other	309	460	(151)
Total interest income	(8,021)	(4,763)	(3,258)
Interest expense:
Interest bearing demand	(1,505)	(199)	(1,306)
Savings	(18)	(4)	(14)
Time deposits	1,602	2,487	(885)
Other borrowings	(1,408)	(1,222)	(186)
Total interest expense	(1,329)	1,062	(2,391)
Net interest income	$(6,692)	$(5,825)	$(867)

Loan Loss Provision

The loan loss provision for the nine months ended September 30, 2009 was $85.0 million and for the quarter ended September 30, 2009 was $22.0 million, as compared to $38.3 million and $15.4 million for the nine months and three months periods, respectively, a year ago.  These increases were primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  In addition, the Bank has increased its level of pooled and unallocated reserves in response to the challenging economic environment.  At September 30, 2009, the reserve for credit losses (reserve for loan losses and loan commitments) was 3.21% of outstanding loans, as compared to 2.48% for the year ago period and 2.46% at December 31, 2008.  For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” above.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-Interest Income

Non-interest income increased 9.3% for the nine months and increased 8.9% for the quarter ended September 30, 2009 compared to the year ago periods after excluding the one-time gain of $3.2 million on the sale of the merchant card processing business.  For the nine months ended September 30, 2009, service charges on deposit accounts were down $0.9 million, earnings on bank-owned life insurance was down $0.7 million, and other income was down $0.3 million as adjusted. These decreases were partially offset by gains on sales of investment securities available-for-sale of $0.6 million and increased mortgage revenue.  Mortgage revenue was higher for the nine months ended September 30, 2009 at $155.1 million or 52.6% compared to the same period in 2008. Mortgage originations for the third quarter of 2009 were up 31.5% compared to the year ago quarter.  Historically, the Company has focused on originating conventional mortgage products throughout its history while purposefully avoiding sub-prime / option-ARM type products.  As a result, the delinquency rate within Cascade’s $548 million portfolio of serviced residential mortgage loans is approximately 2.44%, notably below the national mortgage delinquency rate of 13.16% as of June 30, 2009.  The fair value of our servicing portfolio at September 30, 2009 is estimated to exceed book value by amounts ranging from $0.7 million to $1.8 million.

Non-Interest Expense

Non-interest expense for the nine months and three months ended September 30, 2009 increased 35.5% and 87.2%, respectively, from the same periods a year ago.  The 2009 increases are attributable to increases in the cost of FDIC insurance and OREO related costs, partially offset by a reduction in salaries and employee benefits expense.

FDIC deposit insurance assessments increased $4.2 million for the nine months and increased $1.3 million for the quarter ended September 30, 2009 when compared to the same period in 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter. FDIC premiums have increased due to the rise in financial institution failures in 2008 and 2009, the Company’s voluntary participation in the Temporary Liquidity Guarantee Program and the FDIC’s rates applicable to banks in the Company’s regulatory classification as of September 30, 2009.

OREO costs and valuation adjustments increased $14.1 million for the nine months and increased $9.4 million for the three months ended September 30, 2009 when compared to the same periods in 2008,  primarily due to a continuation in decreases in real estate values on real estate secured loans.

Income Taxes

The Company’s effective income tax rates for the nine months and three months ended September 30, 2009 were 44% and 41%, respectively.  In general, these effective rates are higher than the expected statutory rates primarily due to the utilization of losses and the benefit from tax credits. The Company’s effective income tax rate of approximately 4% for the nine months ended September 30, 2008, was primarily related to elevated level of losses incurred in the period. The tax rate for the three months ended September 30, 2009 increased due to an increase in the Oregon tax rate which was signed into law during the three months ended September 30, 2009.  As of September 30, 2009, the Company had recorded refundable income taxes receivable of approximately $19.7 million related to the carryback of operating losses to prior years.  For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” above.

Financial Condition

Balance Sheet Overview

At September 30, 2009 total assets remained steady at $2.3 billion compared to year-end 2008.  Cash and cash equivalents increased $291.6 million or 15.0% of total assets at September 30, 2009 compared to year-end 2008. Total loans have been reduced by $280.4 million as compared to year-end 2008 and $127.0 million since the prior quarter-end primarily due to management’s strategic loan reduction program that included select loan sales or loan participations as well as non-renewal of mainly transaction only loans where deposit relationship with customers was viewed as de minimus. Loan charge-offs of $78.4 million for the nine months and $30.6 million for the quarter ended September 30, 2009, also contributed to the overall reduction in loan balances.  The reduction in loan balances has resulted in lower credit risk exposure and has helped to support the Bank’s regulatory capital ratios.

Funding sources have increased in 2009, including TLGP debt issuance and internet listing service deposits.  These increases also offset reduced core deposits that have trended down due to the ongoing effects of an adverse economy on local markets.  Deposits have also decreased due to provisions of the Order limiting the use of brokered deposits.

The Company had no material off balance sheet derivative financial instruments as of September 30, 2009 and December 31, 2008.

Capital Resources

The Company’s total stockholders’ equity at September 30, 2009 was $93.1 million, a decrease of $42.2 million from December 31, 2008.  The decrease primarily resulted from a net loss for the nine months ended September 30, 2009.

Among the corrective actions required by the Bank under the Order discussed above are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, and to increase and maintain capital to achieve and maintain a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. At September 30, 2009, the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital and total risk-based capital ratios were 4.22%, 5.38% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately capitalized” and the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital and total risk-based capital ratios were 5.76%, 7.34% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately-capitalized.”  These ratios include a reduction of 80 basis points in the Tier 1 leverage ratio and 102 basis points in the Tier 1 risk-based and total risk-based capital ratios related to a disallowance of $18.7 million or approximately 54% of the Company’s deferred income tax assets based upon a regulatory accounting calculation standard that is not directly applicable under GAAP.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.  Regulatory benchmarks for an “adequately capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risked-based capital, respectively ; “well capitalized” benchmarks are 5%, 6%, and 10%, for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively.  However, as mentioned above, pursuant to the Order the Bank is required to maintain a Tier 1 leverage ratio of at least 10% in order to be considered “well-capitalized.”

The Order further imposes certain operating restrictions on the Bank, including a restriction on our ability to accept brokered deposits without the prior approval of the FDIC.  In addition, “adequately capitalized” banks are restricted from accessing wholesale brokered deposits.  Further, the Order restricts the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal CDAR’s program, for which it previously had a temporary waiver. The Bank’s primary counterparty for borrowing purposes is the FHLB of Seattle, and liquid assets are mainly balances held at FRB.  Available borrowing capacity has been reduced as we drew on our available sources.  Borrowing capacity from FHLB of Seattle or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion, and FRB or FHLB of Seattle could restrict or limit our access to secured borrowings.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

As of September 30, 2009, net deferred income tax assets of $34.6 million are included in other assets and management has determined that it is “more likely than not” that all such DTA will be fully realized and therefore no valuation allowance was recorded. The Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings including the possible effect of tax planning strategies, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  (See footnote 8 – Deferred income taxes).

The following table provides a reconciliation of shareholders’ equity to tangible common equity and Tier 1 capital for the Company and the Bank as of September 30, 2009 and December 31, 2008 (dollars in thousands):..

	September 30, 2009		December 31, 2008
	Cascade Bancorp	Bank of the Cascades	Cascade Bancorp	Bank of the Cascades

Total shareholders’ equity	$93,087	$159,515	$135,239	$199,081
Add: Qualifying trust preferred securities	30,520	-	66,500	-
Less: Net unrealized (gains) losses on securities AFS	(1,527)	(1,527)	126	126
Less: Intangible assets	(4,074)	(4,074)	(4,795)	(4,795)
Less: Dissallowed servicing assets	(409)	(409)	(361)	(361)
Less: Dissallowed deferred tax assets	(18,692)	(18,692)	-	-
Total Tier 1 capital	$98,905	$134,813	$196,709	$194,051

Total assets	$2,272,047	$2,269,807	$2,278,307	$2,276,069
Tangible Common equity ratio (1)	3.01%	5.94%	5.72%	8.53%

(1)	The tangible common equity ratio equals total Tier 1 capital as derived above less the qualifying trust preferred securities divided by total assets.

As previously disclosed, the Company has engaged in discussions to attempt to raise additional capital from a variety of sources. Further, as described above, among the corrective actions required by the Order are for the Bank to develop and adopt a plan to maintain the minimum risk-based capital requirements for a “well-capitalized” bank, and to increase capital to achieve and maintain a Tier 1 leverage ratio of at least 10%.  The Company is currently seeking additional equity capital to bolster the Company’s capital. On October 7, 2009, the Company announced the filing of a registration statement on Form S-1 with the SEC pursuant to which it intends to sell up to $70,000,000 of its common stock.  As part of our efforts to raise additional capital, including to meet the requirements of the Order, we are also engaged in discussions with David Bolger, who beneficially owns approximately 21.44% of our common stock, and other third party investors regarding a potential investment in the Company’s equity securities or the equity securities of the Bank.  The discussions with Mr. Bolger have focused on a potential investment by Mr. Bolger of approximately $25 million, conditioned upon the issuance of an as yet undetermined amount of equity securities by the Company or the Bank to third parties, including by the Company in the proposed public offering.  Any potential investment would be subject to a due diligence investigation by Mr. Bolger and the other possible investors and may require the approval of the Company’s shareholders.  The Company may not be able to obtain such financing or it may be only available on terms that are unfavorable to the Company and its shareholders.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2009, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at September 30, 2009 and December 31, 2008 is included in the following table (dollars in thousands):

	September 30, 2009	December 31, 2008

Commitments to extend credit	$271,090	$465,500
Commitments under credit card lines of credit	28,699	30,522
Standby letters of credit	9,544	18,583

Total off-balance sheet financial instruments	$309,333	$514,605

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

There are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination, or material reduction in availability of the off-balance sheet arrangements.

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

At September 30, 2009 the Bank has taken the below described actions to increase its short term liquidity.  Liquid assets are mainly balances held at FRB totaling $294.3 million compared to $303.6 million at prior quarter end and a negligible amount at December 31, 2008.

Noninterest bearing demand deposits on average have increased $20.8 million since year-end 2008. Meanwhile, over the past several quarters average customer deposits have declined in tandem with the slowing economy.  In response to lower customer relationship balances the Bank has increased its overall use of wholesale funding sources since late 2008 and anticipates that such will be the case until the economy rebounds. Specifically, the Bank has increased its brokered deposits, internet service listing deposits, and senior unsecured debt.

The Bank’s internet listing service deposits at September 30, 2009 was approximately $211.1 million compared to $168.1 million at June 30, 2009 and a de minimus balance at year-end 2008. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.  At September 30, 2009 wholesale brokered deposits totaled $167.0 million down from $238.4 million at June 30, 2009 and up from $159.2 million at December 31, 2008, excluding CDARs reciprocal deposits. However, “adequately capitalized” banks are restricted from accessing wholesale brokered deposits.  Further, the Order restricts the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal CDAR’s program, for which it previously had a temporary waiver.

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

Available borrowing capacity has been reduced as the Company drew on its available sources.  At September 30, 2009, the FHLB of Seattle had extended the Bank a secured line of credit of $787.4 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2009, the Bank had qualifying collateral pledged for FHLB of Seattle borrowings totaling $346.2 million which was fully utilized by approximately $203.7 million in secured borrowings and $138.0 million FHLB Seattle letter of credit used for collateralization of public deposits held by the Bank.  In addition, at September 30, 2009, the Bank had short-term borrowings from with FRB of approximately $0.3 million and the Bank also had undrawn borrowing capacity at FRB of approximately $102.1 million at September 30, 2009 that is currently supported by specific qualifying collateral.  Borrowing capacity from FHLB of Seattle or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion, and FRB or FHLB of Seattle could restrict or limit our access to secured borrowings.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

In 2008, the U.S. Treasury announced the Temporary Liquidity Guarantee Program (TLGP) under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of notes under the TLGP.  The issuance included $16 million floating rate and $27 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit.  Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At September 30, 2009, the Bank had approximately $309.3 million in outstanding commitments to extend credit, compared to approximately $514.6 million at year-end 2008. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

In addition, as discussed above under “Capital Resources,” the Company has engaged in discussions to raise additional capital from a variety of sources in an effort to enhance its capital and liquidity position.

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

Refer to the disclosures of market risks included in Item 7A Quantitative and Qualitative Disclosures about Market Risks in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Controls

During the third quarter of 2009, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time a party to various legal actions arising in the normal course of business.  Management does not expect the ultimate disposition of these matters to have a material adverse effect on the business or financial position of the Company.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, revenues, liquidity, financial condition, and results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business, revenues, financial condition, and results of operations.

Risks Related to Our Business

The Bank was recently issued a cease and desist order from the FDIC and the State of Oregon which prohibits the Bank from paying dividends to the Company without the consent of the FDIC and the State of Oregon and places other limitations and obligations on the Bank.

On August 27, 2009, the Bank consented to the issuance by the FDIC and the State of Oregon of the Order based on certain findings from an examination of the Bank conducted in February 2009, which were based upon financial and lending data measured as of December 31, 2008.  The Order alleges unsafe or unsound banking practices and violation of federal and state law and/or regulations.  By consenting to the Order, the Bank neither admitted nor denied the allegations. The FDIC ordered that the Bank cease and desist from the following unsafe and unsound banking practices: (i) operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; (ii) operating with a board of directors which has failed to provide adequate supervision over and direction to the active management of the Bank; (iii) operating with inadequate capital in relation to the kind and quality of the Bank’s assets; (iv) operating with an inadequate loan valuation reserve; (v) operating in such a manner as to produce operating losses; (vi) operating with inadequate provision for liquidity; and (vii) operating in violation of certain laws and/or regulations.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and assure that its allowance for loan and lease losses is maintained at an appropriate level.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain in excess of the minimum risk-based capital requirements for a “well-capitalized” bank, including a total risk-based capital ratio of at least 10% at the Bank level.  At September 30, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.22%, 5.38% and 8.61%, respectively, and at the Bank level the Tier 1 leverage, Tier 1 risk-based capital and total risked-based capital ratios were 5.76%, 7.34% and 8.61%, respectively, meeting the regulatory benchmarks for “adequately-capitalized.”  Regulatory benchmarks for “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10%, for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively.  However, as mentioned above, pursuant to the Order the Bank is required to maintain a Tier 1 leverage ratio of at least 10% in order to be considered “well-capitalized.”  Our capital ratios did not meet the benchmarks for a “well-capitalized” bank at September 30, 2009.

The Order further requires the Bank to ensure the level of the ALLL is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of non-performing loans.  The Bank also must adopt and implement plans to reduce delinquent loans and reduce loans and other extensions of credit to borrowers in the troubled commercial real estate market sector. The Order also requires the Bank to develop a written three-year strategic plan, a plan for improving and sustaining earnings, and a plan to preserve liquidity. The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends and extending additional credit to certain types of borrowers.

In addition, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the Order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities.

The Bank is required to implement these measures under strict time frames and we can offer no assurance that the Bank will be able to implement such measures in the time frame provided, or at all.  Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from the FDIC and the State of Oregon, which could include further restrictions on the Bank’s business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Bank. In addition, management will be required to devote a great deal of time to the implementation of these measures.  The devotion of such management resources may result in unforeseen operating difficulties or expenditures.  We may also face additional restrictions from the Federal Reserve based on the Bank’s capitalization. The consequences of the Bank failing to become “well-capitalized” could include additional restrictions on activities and loans.

The Company recently entered into a Written Agreement with the Federal Reserve Bank of San Francisco and the State of Oregon which prohibits the Company from paying dividends without the consent of the Reserve Bank and the State of Oregon and places other limitations and obligations on the Company.

On October 26, 2009, the Company entered into a Written Agreement with the Reserve Bank and DFCS, which requires the Company to take certain measure to improve its safety and soundness.  Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the Written Agreement.  The Company must notify the Reserve Bank in writing within 30 days after any quarter in which any of the Company or the Bank’s capital rations fall below the approved plan’s minimum ratios.

In addition, the Written Agreement restricts the Company from taking certain actions without the consent of Reserve Bank and DFCS, including paying any dividends, taking dividends from the Bank and making any distributions of interest, principal or other sums on subordinated debt or trust preferred securities. The Written Agreement further requires the Company to notify the Reserve Bank and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer.

The Company is required to implement these measure under strict time frames and we can offer no assurance that the Company will be able to implement such measures in the time frame provided, or at all. Failure to implement these measures in the time frames provided, or at all, could result in additional orders or penalties from the Reserve Bank and the State of Oregon, which could include further restrictions on the Company’s business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, removal of one or more officers and/or directors and the liquidation or other closure of the Bank.

The Company expects to continue to be adversely affected by current economic and market conditions.

The Company's business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area.  Since mid-2007 the country has experienced a significant economic downturn.  Business activity across a wide range of industries and regions has been negatively impacted and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly in Idaho and Oregon, and is predicted to increase further, and may remain elevated for some time.

Beginning in mid-2007 and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates.  The current downturn in the economy and declining real estate values have had a direct and adverse effect on the financial condition and results of operations for the Company.  This is particularly evident in the residential land development and residential construction segments of the Bank’s loan portfolio.  Developers or home builders whose cash flows are dependent on sale of lots or completed residences have experienced reduced ability to service their loan obligations and the market value of underlying collateral has decreased dramatically.  The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company, leading to a net loss for 2008 and for the six-month period ended June 30, 2009.  It is expected that an elevated level of provisioning expense and charge offs will continue into 2010. In addition, the Bank experienced declining deposit resources because business and retail customers saw a reduction in overall level of assets and cash available to deposit in the Bank.  As a consequence, the Bank increased its use of more volatile wholesale funds.  There can be no assurance that these conditions will improve in the near term. Such conditions are expected to continue to adversely affect the credit quality of the Bank’s loans, liquidity profile and results of operations and financial condition. These conditions may also increase the Company’s need for additional capital which may not be available on terms acceptable to the Company, if at all.

The banking industry and the Company operate under certain regulatory restrictions that are expected to further impair our revenues, operating income and financial condition.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the DFCS, the FDIC, and the Federal Reserve. Our compliance with these laws and regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices.  If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We must also meet regulatory capital requirements imposed by our regulators.  An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations.  At June 30, 2009, we were “adequately-capitalized” by regulatory definition.  This designation affects our eligibility for a streamlined review process for acquisition proposals as well as our ability to accept brokered deposits without the prior approval of the FDIC.  If we do not remain “adequately-capitalized” we would be subject to further restrictions.

Failure to meet capital requirements imposed by certain regulatory restrictions will have a negative impact on our financial condition, liquidity and results of operations.

We are subject to regulatory capital guidelines, which are used to evaluate our capital adequacy based primarily on the regulatory weighting for credit risk associated with certain balance sheet assets and certain off-balance sheet exposures such as unfunded loan commitments and letters of credit. To be “well-capitalized” we must have a Tier 1 risk-based capital ratio of at least 6%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. As of September 30, 2009, we were deemed “adequately-capitalized” by regulatory definition. However, pursuant to the Order, the Bank must maintain a total Tier 1 leverage ratio of at least 10% beginning 150 days from the issuance of the order.  The Bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well-capitalized” bank.  If we are unable to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected, in addition to any possible action, discussed above, that the FDIC, DFCS or the Reserve Bank could take in connection with a failure to comply with or a violation of the Order or the Written Agreement, as applicable.

The Company has a significant concentration in real estate lending. The sustained downturn in real estate within the Company’s markets has had and is expected to continue to have a negative impact on the Company.

Approximately 71% of the Bank’s loan portfolio at September 30, 2009 consisted of loans secured by real estate located in Oregon and Idaho.  Declining real estate values and a severe constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers' inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.  During 2008 and to date in 2009, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio.  We will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

In addition, the Bank’s loans in other real estate portfolios including commercial construction and commercial real estate have experienced and are expected to continue to experience reduced cash flow and reduced collateral value.  Nationally, delinquencies in these types of portfolios are increasing significantly.  While our portfolios of these types of loans have not been as adversely impacted as residential loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly.  Commercial construction and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.  These trends may continue and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations. See also “Loans – Real Estate Loan Concentration Risk” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K incorporated by reference in this prospectus.

The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect our results of operations.

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve. If current trends in the real estate markets continue, we expect that we may continue to experience increased delinquencies and credit losses, particularly with respect to the Bank’s residential development loans. Moreover, with the country currently in a recession, we expect that economic conditions in our market areas could worsen, potentially resulting in higher delinquencies and credit losses.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Representatives of the Federal Reserve, the FDIC, and the DFCS, our principal regulators, have publicly expressed concerns about the banking industry’s lending practices and have particularly noted concerns about real estate-secured lending. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses.  Additional provision for loan losses or charge-off of loans could adversely impact our results of operations and financial condition. See “Loans – Loan Portfolio Composition” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K incorporated by reference in this prospectus, for a more detailed description of the loan portfolio to which the reserve for credit losses applies.

Our reserve for credit losses may not be adequate to cover future loan losses, which could adversely affect our earnings.

We maintain a reserve for credit losses in an amount that we believe is adequate to provide for losses inherent in our portfolio. While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as non-performing or potential problem loans. Estimation of the allowance requires us to make various assumptions and judgments about the collectability of loans in our portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of our borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet its financial obligations, the estimated value of underlying collateral and general economic conditions.  Determining the appropriateness of the reserve is complex and requires judgment by management about the effect of matters that are inherently uncertain.  We cannot be certain that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified. As a result, future significant increases to the reserve for credit losses may be necessary. Additionally, future increases to the reserve for credit losses may be required based on changes in the composition of the loans comprising our loan portfolio, deteriorating values in underlying collateral (most of which consists of real estate in the markets we serve) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the reserve for credit loss. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our reserve for credit losses. These regulatory agencies may require us to increase the reserve for credit losses which could have a negative effect on our financial condition and results of operations.

 Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our primary funding source is customer deposits.  Since the onset of the recession in 2007, our core deposits declined because customers in general have experienced reduced funds available for core deposits.  As a result, the amount of our wholesale funding has increased. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on commercial and retail deposits, brokered deposits, advances from the FRB discount window and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations, financial condition or capital ratings were to change.  Core relationship deposits historically have been the Bank’s primary source of liquidity, however, over the past several quarters, customer relationship deposits have declined in tandem with the slowing economy.  Accordingly, the Bank increased its overall use of wholesale funding sources, including brokered deposits, and anticipates that it would need to do so until the economy rebounds.  However, “adequately capitalized” banks are restricted from accessing wholesale brokered deposits.  Further, the Order continues to restrict the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal CDARs program, for which it previously had a temporary waiver.  The Bank’s primary counterparty for borrowing purposes is the FHLB of Seattle, and liquid assets are mainly balances held at the FRB.  Available borrowing capacity has been reduced as we drew on our available sources.  Borrowing capacity from the FHLB of Seattle or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion, and the FRB or FHLB of Seattle could restrict or limit our access to secured borrowings.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.  In addition, collateral pledged against public deposits held at the Bank has been increased under Oregon law to 110% of such balances.  The Bank is a public depository and, accordingly, accepts deposit funds that belong to, or are held for the benefit of, the State of Oregon, political subdivisions thereof, municipal corporations and other public funds.  In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor.  Generally in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss.  The maximum liability is dependent upon potential changes in regulations, bank failures and the level of public fund deposits, all of which cannot be presently determined.  Liquidity also may be affected by the Bank’s routine commitments to extend credit.  These circumstances have the effect of reducing secured borrowing capacity.

There can be no assurance that our sources of funds will remain adequate for our liquidity needs and we may be compelled to seek additional sources of financing in the future. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. The Company’s stock price has been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. If additional financing sources are unavailable or not available on reasonable terms to provide necessary liquidity, our financial condition, results of operations and future prospects could be materially adversely affected.

The Company may elect or be compelled to seek additional capital in the future to augment capital ratios or levels or improve liquidity, but capital or liquidity may not be available when it is needed.

The Company is required by federal and state regulatory authorities, including under the obligations placed on the Bank by the Order, to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to offset elevated risks arising from adverse economic conditions, support our business, finance acquisitions, if any, or we may otherwise elect to raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  In that regard, current market conditions and investor uncertainty have made it very challenging for financial institutions in general to raise capital.

In light of diverse and uncertain economic conditions, the Company is currently seeking additional equity capital to bolster the Company’s capital and liquidity positions.  The Company may not be able to obtain such financing or it may be only available on terms that are unfavorable to the Company and its shareholders. In the case of equity financings, dilution to the Company’s shareholders could result and securities issued in such financings may have rights, preferences and privileges that are senior to those of the Company’s current shareholders. Under the Company’s articles of incorporation, the Company may issue preferred equity without first obtaining shareholder approval. In addition, debt financing may include covenants that restrict our operations, and interest charges would detract from future earnings.  Further, in the event additional capital is not available on acceptable terms through available financing sources, the Company may instead take additional steps to preserve capital, including slowing or reduced lending, selling certain assets and increasing loan participations. The Company reduced its dividend to $.01 in the third quarter of 2008, and eliminated its cash dividend at year end as part of its effort to preserve capital under current adverse economic conditions. There can be no assurance that possible future dividends will not be adversely affected.

If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects, in addition to any possible action discussed above, that the FDIC, DFCS or the Reserve Board could take in connection with a failure to comply with or a violation of the Order or the Written Agreement, as applicable. There can be no assurance that the Company or the Bank could raise additional capital if needed on acceptable terms, or at all. Additionally, there can be no assurance that, if such capital was available, its price or terms would not be significantly dilutive to, or otherwise adversely affect, our shareholders.

Real estate values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. During 2008 and 2009, we acquired OREO with a carrying value of $72.7 million relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

Concern of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured.  Decreases in deposits may adversely affect our liquidity, funding costs and results of operation.

Our deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. Either an increase in the risk category of the Bank or adjustments to the base assessment rates, and/or a significant special assessment could have a material adverse effect on our earnings.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments will cause the premiums assessed on us by the FDIC to increase and will materially increase our noninterest expense.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special emergency assessment as of June 30, 2009, payable September 30, 2009, of 5 basis points on each FDIC insured depository institution’s assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits. The final rule also allows the FDIC to impose additional special emergency assessments on or after September 30, 2009, of up to 5 basis points per quarter, if necessary to maintain public confidence in FDIC insurance. The FDIC has indicated that a second assessment is probable. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies as well. These changes, along with the full utilization of our FDIC deposit insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Changes in interest rates could adversely impact the Company.

The Company's earnings are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates may impact the level of loans, deposits and investments, and the credit quality of existing loans. These rates may be affected by many factors beyond the Company's control, including general and economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact the Company's ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect the Company's financial condition or results of operations.

The Company is subject to extensive regulation which undergoes frequent and often significant changes.

The Company's operations are subject to extensive regulation by federal and state banking authorities which impose requirements and restrictions on the Company's operations. The regulations affect the Company’s and the Bank’s investment practices, lending activities, and dividend policy, among other things.  Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, could limit the products the Company and the Bank can offer or increase the ability of non-banks to compete and could adversely affect the Company in significant but unpredictable ways which in turn could have a material adverse effect on the Company’s financial condition or results of operations.  Failure to comply with the laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation which could have an adverse effect on the Company’s business and financial results.

The financial services business is intensely competitive and our success will depend on our ability to compete effectively.

The Company faces competition for its services from a variety of competitors. The Company's future growth and success depends on its ability to compete effectively. The Company competes for deposits, loans and other financial services with numerous financial service providers including banks, thrifts, credit unions, mortgage companies, broker dealers, and insurance companies.  To the extent these competitors have less regulatory constraints, lower cost structures, or increased economies of scale they may be able to offer a greater variety of products and services or more favorable pricing for such products and services.  Improvements in technology, communications and the internet have intensified competition. As a result, the Company’s competitive position could be weakened, which could adversely affect the Company’s financial condition and results of operations.

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

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Item 9A Controls and Procedures” of our 2008 Annual Report on Form 10-K incorporated by reference in this prospectus.

Cascade Bancorp relies on dividends from the Bank.

Cascade Bancorp is a separate legal entity from the Bank and substantially all of our revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations.  In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditors.  Because of the elevated credit risk and associated loss incurred in 2008, regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, pursuant to the Order, the Bank is required to seek permission prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities in the second quarter of 2009. We do not expect the Bank to pay dividends to Cascade Bancorp for the foreseeable future.  Cascade Bancorp does not expect to pay any dividends for the foreseeable future.  Cascade Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. If the Bank is unable to pay dividends to Cascade Bancorp in the future, Cascade Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

While the Company’s investment portfolio securities and/or collateral underlying such securities are mainly guaranteed by government sponsored enterprises such as FNMA, GNMA, FHLMC FHA, VA and FHLB of Seattle, the present volatility and relative illiquidity in financial markets may cause certain investment securities held within our investment portfolio to become less liquid. This, coupled with the uncertainty surrounding the credit risk associated with the underlying collateral, may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may affect the value of securities through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations, equity, and capital ratios.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

            In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

Unexpected losses or our inability to successfully implement our tax planning strategies in future reporting periods may require us to establish a valuation allowance against our deferred income tax assets.

We evaluate our deferred income tax assets for recoverability based on all available evidence.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results.  We are required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion of all of the deferred income tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets.  The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law.  In addition, risk based capital rules require a regulatory calculation evaluating the Company’s deferred income tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation and due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods that materially reduce our risk based capital ratios.  Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

Future issuances or sales of preferred stock or other senior securities or additional shares of common stock, may cause dilution and other risks and may depress our share price.

Our board of directors may authorize the issuance of preferred stock or other senior securities, or additional shares of common stock in connection with future equity offerings, including to meet minimum capital requirements, acquisitions of securities or assets of other companies or to be used as compensation for our executive officers.  Furthermore, there are significant implementation risks associated with the acquisition and integration of another entity into our company that could adversely impact our financial condition and results of operations. Our board may also classify or reclassify any unissued preferred stock and set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of preferred stock with preference rights over the common stock with respect to dividends, liquidation, voting and other matters or debt or other senior securities that rank senior to our common stock. In any event, the issuance of additional shares of our common stock could be dilutive to shareholders.

Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any issuance of our common stock.  Moreover, to the extent that we issue options, warrants or similar instruments to purchase our common stock in the future and those options, warrants or similar instruments are exercised or we issue restricted stock which subsequently vests, our shareholders may experience future dilution. As of October 26, 2009, there were outstanding options to purchase 1,004,914 of our shares of common stock, and we may grant options to purchase up to an additional 1,338,921 shares of our common stock under our stock option plans. Shares purchased upon exercise of those options would be freely tradable by holders who are not our affiliates and, subject to the volume and other limitations of Rule 144, by holders who are affiliates. The market price of our common stock could decline as a result of sales of preferred stock or other senior securities or additional shares of our common stock made after this offering or the perception that such sales could occur.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this prospectus and the information incorporated herein by reference and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

A holder with as little as a 5% interest in the Company could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity (including a “group” composed of natural persons) owning 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (“BHCA”). In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHCA to acquire or retain 5% or more of our outstanding common stock and (2) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in us. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of Oregon law and provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. In addition, our articles of incorporation authorizes our Board of Directors to issue additional shares of common stock and shares of preferred stock and such shares could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult or discourage an attempt to acquire or obtain control of us even if an acquisition might be in the best interest of our shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future.  As of September 30, 2009, the Company was authorized to repurchase up to an additional 1,423,526 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date	October 27, 2009	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date	October 27, 2009	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer