Form 10-K
period 2009-12-31
CASCADE BANCORP
filed 2010-03-15
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 0-23322

CASCADE BANCORP

(Name of registrant as specified in its charter)

Oregon	93-1034484
(State of Incorporation)	(IRS Employer Identification #)

1100 N.W. Wall Street, Bend, Oregon	97701
(Address of principal executive offices)	(Zip Code)

(541) 385-6205

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Listed)
Common Stock, no par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2009 (the last business day of the most recent second quarter) was $38,314,205 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,174,163 shares of no par value Common Stock on March 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its 2010 Annual Meeting of Shareholders to be held on April 26, 2010 are incorporated by reference in this Form 10-K in response to Part III, Items 9, 10, 11, 12 and 13.

CASCADE BANCORP

FORM 10-K

ANNUAL REPORT

i

PART I

ITEM 1. BUSINESS

The disclosures in this Item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein or incorporated herein by reference.

Cascade Bancorp

The Company

Cascade Bancorp (NASDAQ: CACB), headquartered in Bend, Oregon and its wholly owned subsidiary, Bank of the Cascades (the “Bank”, and collectively referred to with Cascade Bancorp as “the Company” or “Cascade”) operates in Oregon and Idaho markets. Founded in 1977, the Bank offers full-service community banking through 32 branches in Central Oregon, Southern Oregon, Portland/Salem Oregon and Boise/Treasure Valley Idaho. At December 31, 2009, the Company had total consolidated assets of approximately $2.19 billion, net loans of approximately $1.51 billion and deposits of approximately $1.82 billion. Cascade Bancorp has no significant assets or operations other than the Bank.

Priorities

The Company and Bank have implemented the following priorities and have developed related plans in response to the adverse economic conditions and to comply with terms of its regulatory Order and Written Agreement as discussed under “Supervision and Regulation” below.

1.	Strive to execute a substantial capital raise as soon as possible
2.	Proactively work to manage credit quality risk and minimize credit and loan quality related costs
3.	Continue to reduce loan balances outstanding to mitigate credit risk and conserve capital and liquidity
4.	Focus on retention and expansion of core deposits
5.	Maintain ample liquidity reserves
6.	Maximize revenue sources within the context of the plan
7.	Continue to reduce controllable non-interest expense
8.	Retain high performing human resources

The Company believes that within the limits of its control over current and prospective economic conditions it can reasonably execute on the plans and objectives it has set. However it is uncertain that the Company will be able to achieve desired results and outcomes.

Overview & Business Strategy

Since December 2007, the United States has been in a severe recession. Business activity across a wide range of industries and regions is greatly reduced and many businesses are struggling due to the lack of consumer spending and the lack of liquidity in the credit markets. Idaho and Oregon have experienced significant declines in real estate values and unemployment levels are high. This economic adversity has had a direct and adverse effect on the financial condition and results of operations of the Company, making near-term execution of its long-term strategies problematic until such time as economic conditions stabilize and/or improve. The Company and Bank are also operating under joint regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Bank of San Francisco (“FRB”) and State of Oregon banking authorities which contain restrictions and requirements consistent with the actions described. More information about the regulatory agreements is provided under “Supervision and Regulation” below.

Accordingly, the Company and Bank have implemented strategies and have developed related plans in response to the adverse economic conditions and to comply with terms of its regulatory Order. The Company continues its efforts to raise additional capital through a sale of its common stock in one or more related private offerings. The Company has implemented strategies and plans to stabilize and improve its condition by reducing the level of problem loans and minimizing the severity of associated credit losses to the extent possible. At the same time the Company has worked to reduce the size of the loan portfolio to mitigate credit risk and conserve capital and liquidity. The reduction in loans has targeted loans to customers where the deposit relationship with such customer is not material to the overall banking relationship. To manage liquidity risk the Company has focused primarily on maintaining and expanding core deposits and has funded a significant contingent liquidity reserve. To further conserve capital the Bank has implemented plans to manage revenues and reduce controllable non-interest expense.

Once stable or improving economic conditions return, Cascade intends to return to its long-term goals and strategies, targeting sustainable, above peer diluted earnings per share growth for its shareholders while progressively serving the banking and financial needs of its customers and communities. The Company’s business strategies include: 1) operate in and expand into growth markets; 2) strive to recruit and retain the best relationship bankers in such markets; 3) consistently deliver the highest levels of customer service; and 4) apply state-of-the-art technology for the convenience of customers. Cascade’s mission statement is to “deliver the best in community banking for the financial well-being of customers and shareholders.”

The Company’s original market was Central Oregon where in past years, according to the Environmental Systems Research Institute, Inc. and based primarily on U.S. Census data, population has grown in the 96th percentile nationally due largely to in-migration of those seeking the quality of life offered by the region. The Company has grown with the community to a point of holding 26% (excluding broker and internet CDs) deposit market share of the Central Oregon market as of June 30, 2009. In past years, management has sought to augment its banking footprint by expanding into other attractive Northwest markets, including Northwest Oregon, Southern Oregon and Boise/Treasure Valley. At December 31, 2009, loans and deposits in the Northwest and Southern Oregon markets total a combined 38% and 26%, respectively of total Company balances. At December 31, 2009, the Company’s Idaho region branches held loans and deposits of approximately 26% and 20%, respectively, of total Company balances. This expansion furthered the diversification of the Company’s banking business into two states and multiple markets.

Subsidiaries

Bank of the Cascades

The Bank is an Oregon State chartered bank, opened for business in 1977 and now operates 32 branches serving communities in Central, Southwest and Northwest Oregon, as well as in the greater Boise, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans as well as consumer installment, line-of-credit, credit card, and home equity loans. It originates and services residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides investment and trust related services to its clientele.

The principal office of the Bank is at 1100 NW Wall Street, Bend, Oregon 97701, 541-385-6205.

Cascade Bancorp Statutory Trusts I, II, III and IV

Cascade Bancorp Statutory Trusts I, II, III and IV are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of pooled trust preferred securities (“trust preferred securities”).The trusts were organized in December 2004 (I), March 2006 (II and III), and June 2006 (IV), respectively, in connection with four offerings of trust preferred securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 12 “Junior Subordinated Debentures” to the Company’s audited consolidated financial statements included in Item 7 of this report.

Employees

The Company views its employees as an integral resource in achieving its strategies and long term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Bank had 482 full-time equivalent employees as of December 31, 2009, down from 545 at the prior year-end. This modest decrease primarily resulted from attrition of non-essential staff positions and realignment of positions to respond to current market conditions.

Executive Officers of the Registrant

The names, ages as of December 31, 2009, and positions of the current executive officers of Bancorp are listed below.

Officer’s Name	Age	Position
Patricia Moss	56	President and CEO of Cascade Bancorp since 1998. CEO of Bank of the Cascades since 1998.
Michael Delvin	61	Executive Vice President and Chief Operating Officer of Cascade Bancorp since 1998 and President and Chief Operating Officer of Bank of the Cascades since 2004.
Gregory Newton	58	Executive Vice President, Chief Financial Officer and Secretary of Cascade Bancorp and Bank of the Cascades since 2002.
Peggy Biss	52	Executive Vice President, Chief Human Resources Officer of Cascade Bancorp and Bank of the Cascades since 2002.
Michael Allison	53	Executive Vice President and Chief Credit Officer of Cascade Bancorp and Bank of the Cascades since 2009.

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

Credit risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes to identify and manage loan portfolio concentrations. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding its loan and investment activities. Historically the Company has utilized borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle (“FHLB”) and the FRB to augment its liquidity. However, pursuant to the terms of the regulatory Order and the written agreement described elsewhere in this report, the Company is presently restricted from renewing brokered deposits. Consequently the Company has been reducing its loan portfolio and managing core deposits to mitigate liquidity risk.

The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates. Operating related risks are managed through implementation of and adherence to a system of internal controls. Key control processes and procedures are subject to internal and external testing in the course of internal audit and regulatory compliance activities and the Company is subject to the requirements of Sarbanes Oxley Act of 2002. The present adverse economic climate has caused elevated risk levels in all banks, including the Company, thereby stressing risk management capabilities. The Company strives to augment and enhance its risk management strategies and processes as prudent and appropriate in managing the wide range of risks inherent in its business. However, there can be no assurance that such strategies and processes will detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.

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

Supervision and Regulation

Regulatory Order

On August 27, 2009, the Bank entered into an agreement (the “Order”) with the FDIC, its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities (“DFCS”) which requires the Bank to take certain measures to improve its safety and soundness.

In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of the Order against the Bank based on certain findings from an examination of the Bank conducted in February 2009 based upon financial and lending data measured as of December 31, 2008. In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level. While the Bank successfully completed several of the measures under the Order, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels more fully described below.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2009 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

Bank level capital ratios set forth below are substantially higher than the capital ratios at the Company level. This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt proceeds. At the Company level a substantial percentage of Trust Preferred debt is excluded from regulatory capital; while it is fully included at the Bank level. At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 2.40%, 3.18% and 6.35%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.69%, 6.20% and 7.46%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.”

In October 2009, the Company filed a registration statement on Form S-1 with the SEC pursuant to which it intended to offer up to $108 million of its Common Stock in a public offering, subject to market and other conditions including consummation of the previously announced private offerings with Mr. David F. Bolger (“Bolger”) and an affiliate of Lightyear Fund II, L.P. (“Lightyear”). On December 23, 2009, the Company announced the withdrawal of the registration statement due to market and other conditions. On February 16, 2010, the Company entered into amendments to the stock purchase agreements with each of Bolger and Lightyear which, among other things, extended the stock purchase agreements to May 31, 2010 in order to provide the Company additional time to implement a capital raise. It remains uncertain whether the Bank will be able to increase its capital to required levels.

On October 24, 2009, the Board adopted a three year strategic plan (the “Three Year Financial Plan”) to satisfy certain requirements of the Order. The Three Year Financial Plan includes required comprehensive plans to address capital, credit, liquidity and profitability, with related strategies, action steps and goals for each, as well as targeted financial outcomes as required by the Order. Certain modifications to that plan have been made to reflect fourth quarter 2009 financial results and trends and revisions as to capital raise strategies and timeframes in response to changing capital market conditions. These revisions have been approved by Board and provided to regulators.

In addition, pursuant to the Order, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. On August 25, 2009, the Company received regulatory approval to hire Michael Allison as its Chief Credit Officer. In addition, management has augmented resources in the areas of liquidity management, special assets, credit risk management, and preparation of minutes for board of directors and executive meetings to ensure executives can focus on their priorities. The board of directors also approved a corporate resolution on September 21, 2009 providing each member of management with any and all authority deemed necessary to implement the provisions of the Order. Under the Order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The board of directors has increased the frequency and duration and the scope and depth of matters covered at its board meetings and the board of directors is prepared to meet more frequently as circumstances require. In addition, the chief executive officer is providing a written report in advance of each meeting articulating progress on each major key risk area so that directors are better informed and prepared for more effective deliberations regarding these topics. Additionally, the board of directors has increased its level of oversight in a number of areas, including review of risk management reports, loan portfolio and credit risk reporting and updates, liquidity updates and capital updates.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital. On September 21, 2009, the board of directors revised, adopted and implemented its policy for determining the adequacy of the reserve for loan losses to include an assessment of market conditions and other qualitative factors. The Bank’s policy otherwise continues to provide for a comprehensive determination of the adequacy of its reserve for loan losses which is to be reviewed promptly and regularly at least once each calendar quarter and be properly reported, and any deficiency in the allowance must be remedied in the calendar quarter it is discovered, by a charge to current operating earnings. As of December 31, 2009 and through the date of this report, the requirement that the amount of classified loans as of the date of the Order be reduced to no more than 75% of capital has not been met. However, as required by the Order, all assets classified as “Loss” in the Bank’s report of examination from February 2009 (the “ROE”) have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Bank also must adopt and implement plans to reduce delinquent loans and reduce loans and other extensions of credit to borrowers in the troubled commercial real estate market sector. The Order also requires the Bank to develop a written three-year strategic plan, a plan for improving and sustaining earnings, and a plan to preserve liquidity. The Three Year Financial Plan adopted by the board of directors addresses these items.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers. The Bank has not paid cash dividends since the third quarter of 2008. In addition, the Bank has put processes and controls in place to ensure extensions of credit, directly or indirectly, are not granted to those who are related to borrowers of loans charged-off or classified as “Loss”, “Substandard” or “Doubtful” in the ROE. The Bank has also acknowledged that neither the loan committee nor the board of directors will approve any extension to a borrower classified “Substandard” or “Doubtful” in the ROE without first collecting all past due interest in cash.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. During the third quarter of 2009, the Company substantially increased its interest bearing balances held mainly at the FRB. This action was taken to bolster the Bank’s liquidity as part of its contingency planning to help ensure ample and sufficient liquidity under a wide variety of adverse stress-test conditions. On September 21, 2009, the board of directors adopted a written liquidity and funds management policy, and adopted a plan to comply with the Order with respect to liquidity. The implementation of the plan has resulted in a primary liquidity ratio exceeding 15% and a reduction in reliance on non-core funding. At December 31, 2009, the balances held at the FRB were $314.6 million or approximately 14% of total assets and our primary liquidity ratio was 22.5%. This contingent liquidity has the effect of lowering the Company’s net interest income because such assets presently earn only an overnight rate of approximately 0.25%, which is below the cost of deposits. Subject to the restriction on liquidity ratios in the Order, the Company intends to redeploy such assets into higher earning loans and investments at such time as management and the board of directors believe is prudent and within the context of the Order. The board of directors has adopted a liquidity contingency policy and will undertake an ongoing assessment of the adequacy of current and prospective liquidity of the Bank on a monthly basis and will consider results of liquidity stress test analyses at least quarterly.

In order for the Bank to meet the capital requirements of the Order, as of December 31, 2009, the Bank is targeting a minimum of approximately $150 million of additional equity capital. The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect the Company’s ability to continue as a going concern.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009 and as of December 31, 2009 and through the date of this report the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon execution of a capital raise.

Federal and State Law

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

Bank Holding Company Regulation

Bancorp is a one-bank holding company within the meaning of the Bank Holding Company Act (“Act”), and as such, is subject to regulation, supervision and examination by the Federal Reserve Bank (“FRB”). Bancorp is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require.

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

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Because of the elevated credit risk and associated loss incurred in 2008 and 2009, the Company suspended payment of cash dividends beginning in the fourth quarter of 2008. Meanwhile regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, the Bank is required to seek permission prior to payment of cash dividends from the Bank to Bancorp.

Federal and State Bank Regulation

The Bank is a FDIC insured bank which is not a member of the Federal Reserve System, is subject to the supervision and regulation of the DFCS, respectively, and to the supervision and regulation of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

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

The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit: (1) must be made on substantially the same terms, collateral and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the bank, the imposition of a regulatory order, and other regulatory sanctions.

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

The Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institutions or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.
•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The FDIC has advised the Bank that a minimum leverage ratio of 10.0% was required to be maintained within 150 days of the Order in order for the Bank to be considered “well-capitalized” for regulatory purposes. As of December 31, 2009, and through the date of this report, this requirement has not been met.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with the advanced approaches of Basel II.

In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) ”well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) ”adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) ”undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) ”significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) ”critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 2.40%, 3.18% and 6.35%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.69%, 6.20% and 7.46%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively.

For information regarding the capital ratios and leverage ratios of Bancorp and the Bank see the discussion under the section captioned “Liquidity and Sources of Funds” included in Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 21 — Regulatory Matters in the notes to consolidated financial statements included in Item 7 Financial Statements and Supplementary Data, elsewhere in this report.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $1.1 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. The Bank received a letter of exemption from the FDIC regarding this prepayment assessment and therefore will continue to be assessed on a quarterly basis.

FDIC insurance expense for the Company totaled $6.9 million, $1.7 million and $0.8 million in 2009, 2008 and 2007, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Bank received a one-time assessment credit of $0.3 million. This credit was utilized to partially offset $1.1 million of assessments during 2007. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

Regulatory Reform

In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies such as Bancorp so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Incentive Compensation

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Other Legislative and Regulatory Initiatives

In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to Bancorp or any of its subsidiaries could have a material effect on the business of the Company.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. The current CRA rating of the Bank is “satisfactory.”

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

Before making an investment decision investors should carefully consider the specific risks detailed in this section and other risks facing the Company including, among others, those certain risks, uncertainties and assumptions identified herein by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations and other risks described in this Form 10-K, the information in Part I, Item 1 “Business,” Part II, Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s cautionary statements as to “Forward-Looking Statements” contained therein.

Risks Related to Our Business

The Bank was issued a regulatory order from the FDIC and the DCFS which prohibits the Bank from paying dividends to the Company without the consent of the FDIC and the DCFS and places other limitations and obligations on the Bank.

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness.

In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a regulatory order against the Bank based on certain findings from an examination of the Bank conducted in February 2009 based upon financial and lending data measured as of December 31, 2008 (the “Order”). In entering into the stipulation and consenting to entry of the order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its Reserve for Loan Losses is maintained at an appropriate level. While the Bank successfully completed several of the measures under the Order as of December 31, 2009, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2009 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

In addition, pursuant to the Order, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the Order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital. As of December 31, 2009 and through the date of this report, the requirement that the amount of classified loans as of the date of the Order be reduced to no more than 75% of capital has not been met. However, as required by the Order, all assets classified as “Loss” in the Bank’s report of examination from February 2009 (the “ROE”) have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the 10% capital requirement of the Order, as of December 31, 2009, the Bank is targeting a minimum of approximately $150 million of additional equity capital. The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009 and as of December 31, 2009 and through the date of this report the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon execution of a capital raise.

We have failed to comply with certain provisions of our regulatory order.

The Order to which the Bank is subject requires, among other obligations described elsewhere in this report, that we increase our regulatory capital and reduce our troubled assets. Our obligation to increase regulatory capital was subject to a deadline of January 26, 2010. As of the date of this report, we have been unable to raise capital or achieve this goal by other means.

At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 2.40%, 3.18% and 6.35%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.69%, 6.20% and 7.46%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” We can provide no assurances that we will be able to raise additional capital in the foreseeable future given the present condition of financial markets. If we fail to raise additional capital or take other measures that will cause our regulatory capital levels to increase, regulators may take additional measures that could include receivership or a forced divestiture of our assets and deposits. Any such measures, if taken, may have a material adverse effect upon the value of our common stock.

Because of our condition and uncertainties as to the implementation of management plans there is doubt about our ability to continue as a going concern.

The consolidated financial statements have been prepared based upon the Company’s judgment that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects that may result from the outcome of various uncertainties as discussed below.

The effects of the severe economic contraction caused the Company to incur net losses for the years ended December 31, 2009 and 2008. The Company and the Bank do not currently meet the definition of an “adequately capitalized institution” and are thus operating under significant regulatory restrictions including a requirement to achieve certain capital requirements, enhance liquidity and improve the credit quality of the Bank’s assets (see Note 21). In response, the Company has implemented plans to meet the requirements of the August 27, 2009 agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness (the Order) including an ongoing effort to raise capital. Additional plans and actions to preserve existing capital and to conserve liquidity include (1) improve asset quality and reduce non performing asset totals; (2) reduce loan portfolio totals and thereby reduce required capital; (3) retain core deposits while reducing brokered deposits; and (4) continued reduction of discretionary expenses.

Based upon its plans and expectations management believes the Company has sufficient capital and liquidity to achieve realization of assets and the discharge of liabilities in the normal course of business. However, uncertainties exist as to future economic conditions and regulatory actions, and the successful implementation of plans to improve the Company’s financial condition and meet the requirements of the Order. These uncertainties raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the lack of success in implementing its plans or the occurrence of other events that could adversely affect its condition or operations.

The Company expects to continue to be adversely affected by current economic and market conditions.

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. Since mid-2007 the country has experienced a significant economic downturn. Business activity across a wide range of industries and regions has been negatively impacted and local governments and many businesses are being challenged due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly in Idaho and Oregon, and may remain elevated for some time.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates. The current downturn in the economy and declining real estate values have had a direct and adverse effect on the financial condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Bank’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences have experienced reduced ability to service their loan obligations and the market value of underlying collateral has decreased dramatically. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company, leading to a net loss for 2008 and 2009. It is expected that the level of provisioning expense and charge-offs will significantly decrease in 2010 as compared to 2009.

In order to reduce our exposure in the residential land development and residential construction development category of loans the Company has formalized collateral valuation practices to ensure timely recognition of asset collateral support, redefined the roles and responsibility of key credit risk officers to focus on problem portfolios, designed and executed multiple stress test scenarios to identify problem assets and potential problem assets and initiated weekly asset review on residential land development and residential construction development problem assets. The Company has also improved documentation standards to verify borrower’s financial condition and collateral values, improved management information systems and internal controls to track performance and value of such portfolios, created a Special Assets Group to manage and monitor the residential land development and residential construction development portfolio and created an oversight committee to review resolution and sales of the construction/lot/land development portfolio. In addition, the Company has significantly reduced loan limits in the portfolio.

On August 25, 2009, the Company replaced its Chief Credit Officer, and we have hired an Other Real Estate Owned specialist. The Company continues to re-evaluate and re-appraise the properties in the residential land development and residential construction development portfolio on a frequent basis, and to track sales for contingent properties to monitor sales values.

In addition, the Company has aggressively collected on guarantees and improved overall collection procedures. The Company has also aggressively pursued portfolio exposure reduction through active curtailment of additional advances on existing facilities when able and proactively recognized and resolved problem exposures through, among other things, write-offs, write-downs, and note sales.

The Company also established clear guidance on asset concentration targets as a percentage of capital for the residential land development and residential construction development category of loans which we expect will result in much lower exposure in the future.

In 2009 deposits stabilized and together with loan reductions enabled the Company to build a substantial contingent liquidity reserve. However, the Company’s condition, regulatory restrictions and ongoing economic uncertainty may affect deposit resources and access to borrowings in the future. These conditions may also increase the Company’s need for additional capital which may not be available on terms acceptable to the Company, if at all.

The banking industry and the Company operate under certain regulatory requirements that are expected to further impair our revenues, operating income and financial condition.

The Company operates in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the DFCS, the FDIC, and the Federal Reserve. Our compliance with these laws and regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

The Company has a significant concentration in real estate lending. The sustained downturn in real estate within the Company’s markets has had and is expected to continue to have a negative impact on the Company.

Approximately 70% of the Bank’s loan portfolio at December 31, 2009 consisted of loans secured by real estate located in Oregon and Idaho. Declining real estate values and a severe constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially. During 2008 and 2009, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. We will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

In addition, the Bank’s loans in other real estate portfolios including commercial construction and commercial real estate have experienced and are expected to continue to experience reduced cash flow and reduced collateral value. Approximately 44% of the Bank’s loan portfolio at December 31, 2009 consisted of loans secured by commercial real estate. Nationally, delinquencies in these types of portfolios are increasing significantly. While our portfolios of these types of loans have not been as adversely impacted as residential loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations. See also “Financial Condition — Loan Portfolio and Credit Quality” in Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for further information.

The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect our results of operations.

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve. Our reserve for loan losses was 23.2% and 29.6% of NPAs at December 31, 2009 and 2008, respectively. If real estate markets deteriorate further, we expect that we may continue to experience increased delinquencies and credit losses. While economic conditions have stabilized on a national level, conditions could worsen, potentially resulting in higher delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Representatives of the Federal Reserve Board, the FDIC, and the DFCS, our principal regulators, have publicly expressed concerns about the banking industry’s lending practices and have particularly noted concerns about real estate-secured lending. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. Additional provision for loan losses or charge-off of loans could adversely impact our results of operations and financial condition. See also “Financial Condition — Loan Portfolio and Credit Quality” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

The Company’s reserve for credit losses may not be adequate to cover future loan losses, which could adversely affect our earnings.

The Company maintains a reserve for credit losses in an amount that we believe is adequate to provide for losses inherent in our portfolio. While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as non-performing or potential problem loans. Estimation of the allowance requires us to make various assumptions and judgments about the collectability of loans in our portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of our borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet its financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the reserve is complex and requires judgment by management about the effect of matters that are inherently uncertain. We cannot be certain that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified. As a result, future significant increases to the reserve for credit losses may be necessary. Additionally, future increases to the reserve for credit losses may be required based on changes in the composition of the loans comprising our loan portfolio, deteriorating values in underlying collateral (most of which consists of real estate in the markets we serve) and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the reserve for credit loss. Additionally, banking regulators, as an integral part of their supervisory function, periodically review our reserve for credit losses. These regulatory agencies may require us to increase the reserve for credit losses which could have a negative effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. Our primary funding source is commercial and retail deposits of our customers, brokered deposits, advances from the FHLB, FRB discount window and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future depending on adverse results of operations, financial condition or capital ratings or regulatory restrictions. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. At the onset of the economic downturn in 2007 and through 2008 and early 2009 core deposits declined because customers in general experienced reduced funds available for core deposits. As a result, the amount of our wholesale funding increased. Core deposits stabilized in late 2009, and the Company has established a significant liquidity reserve as of December 31, 2009. However our ability to borrow or attract and retain deposits in the future could be adversely affected by our financial condition, regulatory restrictions, or impaired by factors that are not specific to us, such as FDIC insurance changes including the expiration of TAG program, or further disruption in the financial markets or negative views and expectations about the prospects for the banking industry. We are presently restricted from accepting additional brokered deposits, including the Bank’s reciprocal Certificate of Deposit Account Registry Service (CDARs) program. As of December 31, 2009, we had outstanding brokered deposits totaling $116.5 million, 100% of which will mature in 2010.

The Bank’s primary counterparty for borrowing purposes is the FHLB, and liquid assets are mainly balances held at the FRB. Available borrowing capacity has been reduced as we drew on our available sources. Borrowing capacity from the FHLB of Seattle or FRB may fluctuate based upon the condition of the bank or the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion, and the FRB or FHLB of Seattle could restrict or limit our access to secured borrowings. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment. In addition, collateral pledged against public deposits held at the Bank has been increased under Oregon law to more than 110% of such balances. The Bank is a public depository and, accordingly, accepts deposit funds that belong to, or are held for the benefit of, the State of Oregon, political subdivisions thereof, municipal corporations and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The maximum liability is dependent upon potential changes in regulations, bank failures and the level of public fund deposits, all of which cannot be presently determined. Liquidity also may be affected by the Bank’s routine commitments to extend credit. These circumstances have the effect of reducing secured borrowing capacity.

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

The Company is seeking additional capital to improve capital ratios, but capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities, including under the obligations placed on the Bank by the Order, to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to offset elevated risks arising from adverse economic conditions, support our business, finance acquisitions, if any, or we may otherwise elect to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. In that regard, current market conditions and investor uncertainty have made it very challenging for financial institutions in general to raise capital. Market conditions and investor sentiment prevented the Company from raising capital through public and private offerings in the fourth quarter of 2009. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects, in addition to any possible action discussed above, that the FDIC or DFCS could take in connection with a failure to comply with or a violation of the Order.

The Company may not be able to obtain such financing or it may be only available on terms that are unfavorable to the Company and its shareholders. In the case of equity financings, dilution to the Company’s shareholders could result and securities issued in such financings may have rights, preferences and privileges that are senior to those of the Company’s current shareholders. Under the Company’s articles of incorporation, the Company may issue preferred equity without first obtaining shareholder approval. In addition, debt financing may include covenants that restrict our operations, and interest charges would detract from future earnings Further, in the event additional capital is not available on acceptable terms through available financing sources, the Company may instead take additional steps to preserve capital, including reducing loans outstanding, selling certain assets and increasing loan participations. The Company reduced its dividend to $.01 in the third quarter of 2008, and eliminated its cash dividend at year end 2008 as part of its effort to preserve capital under current adverse economic conditions. There can be no assurance that dividends on our common stock will be paid in the future, and if paid, at what amount.

Real estate values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. At December 31, 2009, we had OREO with a carrying value of $29.6 million relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

The Company is not in compliance with certain continued listing requirements of the NASDAQ Stock Market.

On December 17, 2009, the Company received a notice letter from The NASDAQ Stock Market regarding its non-compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share. The Company’s common stock has failed to meet the $1.00 minimum bid price for 30 consecutive business days. In accordance with Rule 5810(b) of the NASDAQ Marketplace Rules, the Company has a 180 calendar day grace period, or until June 15, 2010, to comply with the minimum bid price requirement. To regain compliance, the bid price must meet or exceed $1.00 per share for at least ten consecutive business days prior to June 15, 2010. The Company will continue to evaluate its options with respect to meeting this listing qualification within the time period required. If the Company does not regain compliance with the minimum bid price rule by June 15, 2010, NASDAQ will again provide written notification that the Company’s securities are subject to potential delisting. At that time, the Company may appeal the delisting determination to a NASDAQ listing qualifications hearings panel. A delisting of the Company’s common stock from the NASDAQ Stock Market would have a material adverse effect on its financial condition.

The Bank’s deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

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

On February 27, 2009, the FDIC issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and certain brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits.

Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special emergency assessment as of June 30, 2009, payable September 30, 2009, of 5 basis points on each FDIC insured deposit any institution’s assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits. The final rule also allows the FDIC to impose additional special emergency assessments on or after September 30, 2009, of up to 5 basis points per quarter, if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues. However, the FDIC has indicated that for now it will not impose additional special assessments but instead is requiring institutions to prepay certain assessments.

On November 12, 2009, the FDIC issued a final rule pursuant to which all insured depository institutions were required to prepay on December 31, 2009 their estimated assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the rule, however, the FDIC has the authority to exempt an institution from the prepayment requirements if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution. The Bank has received an exemption from the prepayment requirements. The Bank will continue to pay its insurance assessments on a quarterly basis.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee program in 2009 generally paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. The guarantee program has been extended through December 31, 2013. Beginning in 2010, participants will be assessed at an annual rate of between 15 and 25 basis points on the amounts in the guaranteed accounts in excess of the amounts covered by the FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies as well. These charges, along with the full utilization of our FDIC deposit insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions have significantly increased our noninterest expense in 2009 and will likely do so for the foreseeable future.

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

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition. See “Item 9A Controls and Procedures” of this report for a more detailed discussion of our controls and procedures.

Cascade Bancorp relies on dividends from the Bank.

Cascade Bancorp is a separate legal entity from the Bank and substantially all of our revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations. In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditors. Because of the elevated credit risk and associated loss incurred in 2008 and 2009, regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, pursuant to the Order, the Bank is required to seek permission prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Cascade Bancorp for the foreseeable future. Cascade Bancorp does not expect to pay any dividends for the foreseeable future. Cascade Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. As of October 31, 2009, we had $66.5 million of TPS outstanding with a weighted average interest rate of 2.83%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of October 31, 2009, accrued dividends were $1.38 million. If the Bank is unable to pay dividends to Cascade Bancorp in the future, Cascade Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s investment portfolio securities are mainly mortgage backed securities guaranteed by government sponsored enterprises such as FNMA, GNMA, FHLMC and FHLB, or otherwise backed by FHA/VA guaranteed loans; however, volatility or illiquidity in financial markets may cause certain investment securities held within our investment portfolio to become less liquid. This coupled with the uncertainty surrounding the credit risk associated with the underlying collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may affect the value of securities through reduced valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations, equity, and capital ratios.

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

FNMA is no longer allowing the Bank to sell its mortgages to FNMA and may potentially force the sale of our MSR’s

On November 13, 2009, FNMA informed the Bank that as a result of the Bank’s capital ratios falling below contractual requirements the Bank no longer qualified as a FNMA designated mortgage loan seller or servicer and the Bank had until December 31, 2009 to improve its capital ratios to meet FNMA’s requirements. As of December 31, 2009, the Bank had not met such requirements, and, accordingly, FNMA has terminated the Bank’s rights to originate and sell mortgage loans directly to FNMA. In addition, FNMA now has the option to terminate its mortgage servicing agreement with the Bank, upon which occurrence the Bank would no longer be allowed to service FNMA loans in the future. Management is in the process of discussing such issues with FNMA and has been evaluating the prospective impact of this development. Possible outcomes include a reduction of the Company’s mortgage banking and mortgage servicing revenues in the future and sale or forced transfer of its mortgage servicing business to a third-party by FNMA. As a result of the actions by FNMA, the Company anticipates that the majority of mortgage loans originated in future periods will be sold to other third-parties and that the Bank will not retain servicing rights. The Company expects that this may result in a significant decrease to future net mortgage servicing income. Management believes that under the circumstances, FNMA will provide the Company with sufficient time to accomplish an orderly disposition of its MSRs. However, there can be no assurance that FNMA will provide for an orderly process nor that a reduction of mortgage banking revenues or possible impairment of MSRs will not occur. Because the estimated fair value of the Company’s MSRs exceeds book value at December 31, 2009, and because management believes it is unlikely FNMA will preemptively transfer the Company’s MSRs to a third-party, no impairment adjustment has been made in connection with this issue as of December 31, 2009. In addition, no valuation allowance for MSRs was recorded as of December 31, 2008 and 2007.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2009, the Company conducted full-service community banking through 32 branches, including eleven in Central Oregon, three in the Salem/Keizer area, five in Southern Oregon, one office in Portland, and 12 branches serving the greater Boise area.

In Oregon, three branch buildings are owned and are situated on leased land. The Bank owns the land and buildings at six branch locations. The Bank leases the land and buildings at eleven branch locations. In addition, the Bank leases space for the Operations and Information Systems departments located in Bend. All leases include multiple renewal options.

In Idaho, the Company owns the land and buildings at nine branch locations and leases the land and building at three branch locations.

The Company’s main office is located at 1100 NW Wall Street, Bend, Oregon, and consists of approximately 15,000 square feet. The building is owned by the Bank and is situated on leased land. The ground lease term is for 30 years and commenced June 1, 1989. There are ten renewal options of five years each. The current rent is $6,084 per month with adjustments every five years by mutual agreement of landlord and tenant. The main bank branch occupies the ground floor. A separate drive-up facility is also located on this site.

In 2004, the Bank purchased the Boyd Building with 26,035 square feet in downtown Bend. This building is occupied by Credit Services, Mortgage Division, Deposit Services and Administrative/Executive offices.

In December 2008, the Bank opened a new Salem regional office, which houses branch banking services, a mortgage center, commercial lending, professional banking advisors and a trust department. In addition, during 2008 the Bank closed its West Salem branch.

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

PART II

ITEM 4. (Removed and Reserved.)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cascade Bancorp common stock trades on the NASDAQ Capital Market under the symbol “CACB.” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock on the NASDAQ Capital Market and the cash dividends declared on the common stock.

On December 17, 2009, the Company received a notice letter from The NASDAQ Stock Market regarding its non-compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share. The Company’s common stock has failed to meet the $1.00 minimum bid price for 30 consecutive business days. The notice letter has no immediate effect on the listing of the Company’s common stock on The NASDAQ Capital Market. In accordance with Rule 5810(b) of the NASDAQ Marketplace Rules, the Company has a 180 calendar day grace period, or until June 15, 2010, to comply with the minimum bid price requirement. To regain compliance, the bid price must meet or exceed $1.00 per share for at least ten consecutive business days prior to June 15, 2010. If the Company does not regain compliance with the minimum bid price rule by June 15, 2010, NASDAQ will again provide written notification that the Company’s securities are subject to potential delisting. At that time, the Company may appeal the delisting determination to a NASDAQ listing qualifications hearings panel.

The sales price and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by the NASDAQ Capital Market for the periods indicated. Prices do not include retail mark-ups, mark-downs or commissions. As of December 31, 2009 we had approximately 28,174,163 shares of common stock outstanding, held of record by approximately 479 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 5, 2010 was $0.57 per share.

Quarter Ended	High	Low	Dividend per Share
2009
December 31	$1.23	$0.68	N/A
September 30	$2.39	$1.05	N/A
June 30	$2.84	$1.26	N/A
March 31	$7.25	$0.61	N/A
2008
December 31	$10.00	$5.07	$0.01
September 30	$18.50	$6.26	$0.01
June 30	$10.35	$7.43	$0.10
March 31	$14.48	$9.01	$0.10

Dividend Policy

The amount of future dividends will depend upon our earnings, financial conditions, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Because of the elevated credit risk and associated loss incurred in 2008, the Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities in the second quarter of 2009. Cascade Bancorp is unable to pay dividends on its common stock until it makes all accrued payments on its Trust Preferred Securities. Pursuant to the Order, the Bank cannot pay dividends on its common stock without the permission of its regulators. There can be no assurance as to future dividends because they are dependent on the Company’s future earnings, including dividends from the Bank, capital requirements and financial conditions.

The following table sets forth Information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2009. Additional information regarding the Company’s equity plans is presented in Note 19 of the Notes to Consolidated Financial Statements included in Item 7 of this report.

Plan Category	# of Securities to Be Issued on Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	# of Securities Remaining Available for Future Issuance Under Plan (Excluding Securities in Column (a)(c)
Equity compensation plans approved by security holders	990,618	$12.18	1,353,217
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	990,618	$12.18	1,353,217

Five-Year Stock Performance Graph

The graph below compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2009 with: (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices; (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices; and (iii) a peer-group of publicly traded commercial banks. This comparison assumes $100.00 was invested on December 31, 2004, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and adjusted to give retroactive effect to material changes resulting from stock dividends and splits.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Cascade Bancorp	100.00	115.63	197.34	90.08	44.60	4.49
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34
Cascade Bancorp 2009 Peer Group*	100.00	112.11	141.82	100.91	45.33	31.19

*	Cascade Bancorp 2009 Peer Group consists of publicly traded commercial banks, excluding Cascade Bancorp, headquartered in Oregon and Washington with total assets between $700 million and $3 billion in 2009, including AmericanWest Bancorporation, Cascade Financial Corporation, Cashmere Valley Financial Corporation, City Bank, Columbia Bancorp, Heritage Financial Corporation, Pacific Continental Corporation, PremierWest Bancorp, Washington Banking Company, and West Coast Bancorp.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2009. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. All of the Company’s acquisitions during the five years ended December 31, 2009 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

(In thousands, except per share data and ratios; unaudited) Balance Sheet Data (at period end)	Years Ended December 31,
	2009	2008	2007	2006	2005
Investment securities	$135,763	$109,691	$87,015	$106,923	$59,286
Loans, gross	1,547,676	1,956,184	2,041,478	1,887,263	1,049,704
Reserve for loan losses	37,586	47,166	33,875	23,585	14,688
Loans, net	1,510,090	1,909,018	2,007,603	1,863,678	1,035,016
Total assets	2,193,877	2,278,307	2,394,492	2,249,314	1,269,671
Total deposits	1,815,348	1,794,611	1,667,138	1,661,616	1,065,379
Non-interest bearing deposits	394,583	364,146	435,503	509,920	430,463
Total common shareholders’ equity (book)(1)	45,067	135,239	275,286	261,076	104,376
Tangible common shareholders’ equity (tangible)(2)	38,679	127,318	160,737	144,947	97,653
Income Statement Data
Interest income	$106,811	$137,772	$171,228	$138,597	$72,837
Interest expense	34,135	42,371	62,724	40,321	13,285
Net interest income	72,676	95,401	108,504	98,276	59,552
Loan loss provision	113,000	99,593	19,400	6,000	3,050
Net interest income (loss) after loan loss provision	(40,324)	(4,192)	89,104	92,276	56,502
Noninterest income	21,626	19,991	21,225	18,145	13,069
Noninterest expense(3)	93,967	173,671	62,594	52,953	34,201
Income (loss) before income taxes	(112,665)	(157,872)	47,735	57,468	35,370
Provision (credit) for income taxes	(19,585)	(23,306)	17,756	21,791	12,934
Net income (loss)	(93,080)	(134,566)	29,979	35,677	22,436
Share Data(1)
Basic earnings (loss) per common share	$(3.32)	$(4.82)	$1.06	$1.37	$1.06
Diluted earnings (loss) per common share	$(3.32)	$(4.82)	$1.05	$1.34	$1.03
Book value per common share	$1.60	$4.81	$9.82	$9.22	$4.93
Tangible value per common share	$1.37	$4.53	$5.73	$5.11	$4.61
Cash dividends paid per common share	$0.00	$0.22	$0.37	$0.31	$0.26
Ratio of dividends declared to net income	0.00%	-4.56%	34.86%	22.65%	24.79%
Basic Average shares outstanding	28,001	27,936	28,243	26,062	21,070
Fully Diluted average shares outstanding	28,001	27,936	28,577	26,664	21,780
Key Ratios
Return on average total shareholders’ equity (book)	-83.39%	-47.90%	10.92%	17.48%	24.04%
Return on average total shareholders’ equity (tangible)	-89.12%	-80.51%	18.83%	29.81%	25.93%
Return on average total assets	-4.06%	-5.58%	1.28%	1.86%	1.97%
Pre-tax pre provision return on average assets	0.01%	1.94%	2.87%	3.31%	3.37%
Net interest spread	3.11%	3.90%	4.20%	4.65%	4.85%
Net interest margin	3.43%	4.44%	5.21%	5.73%	5.67%
Total revenue (net int inc + non int inc)	$94,300	$115,153	$129,644	$116,431	$72,621
Efficiency ratio(3)	99.65%	150.61%	48.22%	45.49%	47.10%

Notes:

(1)	Adjusted to reflect a 25% (5:4) stock split declared in October 2006.
(2)	Excludes goodwill, core deposit intangible and other identifiable intangible assets, related to the acquisitions of Community Bank of Grants Pass and F&M Holding Company.
(3)	2008 noninterest expense includes $105,047 of goodwill impairment.

(In thousands, except per share data and ratios; unaudited)	Years Ended December 31,
	2009	2008	2007	2006	2005
Credit Quality Ratios
Reserve for credit losses	$38,290	$48,205	$37,038	$26,798	$14,688
Reserve to ending total loans	2.47%	2.46%	1.81%	1.42%	1.40%
Non-performing assets(4)	$161,719	$173,200	$55,681	$3,005	$40
Non-performing assets to total gross loans and OREO	10.25%	7.94%	2.71%	0.16%	0.00%
Non-performing assets to total assets	7.37%	7.00%	2.33%	0.13%	0.00%
Delinquent loans >30 days	$10,085	$6,249	$9,622	$3,397	$205
Delinquent >30 days to total loans	0.65%	0.33%	0.47%	0.18%	0.02%
Net Charge off’s (NCOs)	$122,580	$86,302	$9,110	$1,282	$773
Net loan charge-offs (annualized)	6.81%	4.20%	0.46%	0.08%	0.08%
Provision for loan losses to NCOs	92%	115%	213%	468%	395%
Mortgage Activity
Mortgage Originations	$177,206	$121,663	$170,095	$176,558	$158,775
Total Servicing Portfolio (sold loans)	$542,905	$512,163	$493,969	$494,882	$498,668
Capitalized Mortgage Servicing Rights (MSR’s)	$3,947	$3,605	$3,756	$4,096	$4,439
Capital Ratios
Bancorp
Shareholders’ equity to ending assets	2.05%	5.94%	11.50%	11.61%	8.22%
Leverage ratio(4)	2.40%	8.19%	9.90%	9.82%	9.30%
Tier 1 risk-based capital (4)	3.17%	8.94%	10.00%	9.99%	9.83%
Total risk-based capital(4)	6.35%	10.22%	11.27%	11.26%	10.72%
Bank
Shareholders’ equity to ending assets	5.04%	8.80%	14.11%	14.42%	9.60%
Leverage ratio(4)	4.69%	8.09%	9.74%	9.67%	9.17%
Tier 1 risk-based capital(4)	6.20%	8.83%	9.82%	9.82%	9.69%
Total risk-based capital(4)	7.46%	10.09%	11.08%	11.07%	10.93%

Notes:

(4)	Computed in accordance with FRB and FDIC guidelines.

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2009 and 2008. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,722	$26,091	$27,663	$28,335
Interest expense	7,895	8,817	8,812	8,611
Net interest income	16,827	17,274	18,851	19,724
Loan loss provision	28,000	22,000	48,000	15,000
Net interest income (loss) after loan loss provision	(11,173)	(4,726)	(29,149)	4,724
Noninterest income	3,536	8,077	4,956	5,057
Noninterest expenses	29,033	25,739	22,625	16,570
Loss before income taxes	(36,670)	(22,388)	(46,818)	(6,789)
Provision (credit) for income taxes	11,782	(9,744)	(18,750)	(2,873)
Net loss	$(48,452)	$(12,644)	$(28,068)	$(3,916)
Basic net loss per common share	$(1.73)	$(0.45)	$(1.00)	$(0.14)
Diluted net loss per common share	$(1.73)	$(0.45)	$(1.00)	$(0.14)

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$31,260	$34,111	$34,260	$38,141
Interest expense	9,130	10,146	10,014	13,081
Net interest income	22,130	23,965	24,246	25,060
Loan loss provision	61,339 (1)	15,390	18,364	4,500
Net interest income (loss) after loan loss provision	(39,209)	8,575	5,882	20,560
Noninterest income	3,951	5,530	5,008	5,502
Noninterest expenses	125,724 (2)	13,809	16,763	17,375
Income (loss) before income taxes	(160,982)	296	(5,873)	8,687
Provision (credit) for income taxes	(23,422)	(51)	(2,480)	2,647
Net income (loss)	$(137,560)	$347	$(3,393)	$6,040
Basic net income (loss) per common share	$(4.92)	$0.01	$(0.12)	$0.22
Diluted net income (loss) per common share	$(4.92)	$0.01	$(0.12)	$0.22

(1)	Increase in fourth quarter provision to increase level of credit reserves primarily related to deterioration within the Company’s residential land development loan portfolio.
(2)	Increase in fourth quarter noninterest expenses primarily due to $105,047 impairment of goodwill.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 included in Item 7 of this report.

Cautionary Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements, which are not historical facts and pertain to our future operating results. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in this as well as the following factors: our inability to comply in a timely manner with the Order with the FDIC and the DFCS, under which we are currently operating, could lead to further regulatory sanctions or orders, which could further restrict our operations and negatively affect our results of operations and financial condition; local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our results of operations and financial condition; the local housing/real estate market could continue to decline for a longer period than we anticipate; the risks presented by a continued economic recession, which could continue to adversely affect credit quality, collateral values, including real estate collateral and OREO properties, investment values, liquidity and loan originations, reserves for loan losses and charge offs of loans and loan portfolio delinquency rates and may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, and the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon and the greater Boise area, specifically; we will be seeking additional capital in the future to improve capital ratios, but capital may not be available when needed or on acceptable terms; interest rate changes could significantly reduce net interest income and negatively affect funding sources; competition among financial institutions could increase significantly; competition or changes in interest rates could negatively affect net interest margin, as could other factors listed from time to time in the Company’s SEC reports; the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and existing regulatory requirements, changes in regulatory requirements and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premium, could adversely affect the businesses in which we are engaged, our results of operations and financial condition.

These forward-looking statements speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Recent Developments

In October 2009, the Company filed a registration statement on Form S-1 with the SEC pursuant to which it intended to offer up to $108 million of its Common Stock in a public offering, subject to market and other conditions including consummation of the previously announced private offerings with Mr. David F. Bolger (“Bolger”) and an affiliate of Lightyear Fund II, L.P. (“Lightyear”). On December 23, 2009, the Company announced the withdrawal of the registration statement due to market and other conditions. On February 16, 2010, the Company entered into amendments to the stock purchase agreements with each of Bolger and Lightyear which, among other things, extended the stock purchase agreements to

May 31, 2010 in order to provide the Company additional time to implement a capital raise. Because capital raising in the current economic environment is very limited, it is uncertain whether the Bank will be able to increase its capital to required levels.

On November 13, 2009, FNMA informed the Bank that — as a result of the Bank’s capital ratios falling below contractual requirements — the Bank no longer qualified as a FNMA designated mortgage loan seller or servicer and the Bank had until December 31, 2009 to improve its capital ratios to meet FNMA’s requirements. As of December 31, 2009, the Bank had not met such requirements, and, accordingly, FNMA has terminated the Bank’s rights to originate and sell mortgage loans directly to FNMA. In addition, FNMA now has the option to terminate its mortgage servicing agreement with the Bank, upon which occurrence the Bank would no longer be allowed to service FNMA loans in the future. Management is in the process of discussing such issues with FNMA and has been evaluating the prospective impact of this development. Possible outcomes include a reduction of the Company’s mortgage banking and mortgage servicing revenues in the future and sale or forced transfer of its mortgage servicing business to a third-party by FNMA. As a result of the actions by FNMA, the Company anticipates that the majority of mortgage loans originated in future periods will be sold to other third-parties and that the Bank will not retain servicing rights. The Company expects that this may result in a significant decrease to future net mortgage servicing income. Management believes that under the circumstances, FNMA will provide the Company with sufficient time to accomplish an orderly disposition of its MSRs. However, there can be no assurance that FNMA will provide for an orderly process nor that a reduction of mortgage banking revenues or possible impairment of MSRs will not occur. Because the estimated fair value of the Company’s MSRs exceeds book value at December 31, 2009, and because management believes it is unlikely FNMA will preemptively transfer the Company’s MSRs to a third-party, no impairment adjustment has been made in connection with this issue as of December 31, 2009. In addition, no valuation allowance for MSRs was recorded as of December 31, 2008 and 2007.

On December 17, 2009, the Company received a notice letter from The NASDAQ Stock Market regarding its non-compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share. The Company’s common stock has failed to meet the $1.00 minimum bid price for 30 consecutive business days. The notice letter has no immediate effect on the listing of the Company’s common stock on The NASDAQ Capital Market. The Company has a 180 calendar day grace period, or until June 15, 2010, to comply with the minimum bid price requirement. To regain compliance, the bid price must meet or exceed $1.00 per share for at least ten consecutive business days prior to June 15, 2010. The Company will continue to evaluate its options with respect to meeting this listing qualification within the time period required.

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

Other Real Estate Owned and Foreclosed Assets:  Other real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at estimated fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the reserve for loans losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expenses.

Mortgage Servicing Rights (MSRs):  Determination of the fair value of MSRs requires the estimation of multiple interdependent variables, the most impactful of which is mortgage prepayment speeds. Prepayment speeds are estimates of the pace and magnitude of future mortgage payoff or refinance behavior of customers whose loans are serviced by the Company. Errors in estimation of prepayment speeds or other key servicing variables could subject MSRs to impairment risk. On a quarterly basis, the Company engages a qualified third party to provide an estimate of the fair value of MSRs using a discounted cash flow model with assumptions and estimates based upon observable market-based data and methodology common to the mortgage servicing market. Management believes it applies reasonable assumptions under the circumstances, however, because of possible volatility in the market price of MSRs, and the vagaries of any relatively illiquid market, there can be no assurance that risk management and existing accounting practices will result in the avoidance of possible impairment charges in future periods. Please see “Recent Developments” above for additional information related to FNMA and the Bank’s designation as a seller/servicer. See also “Non-Interest Income” below and Note 7 of the Company’s Condensed Consolidated Financial Statements included in Item 7 of this report.

Deferred Income Taxes:  The Company evaluates deferred income tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws, our ability to successfully implement tax planning strategies, or variances between our future projected operating performance and our actual results. The Company is required to establish a valuation allowance for deferred income tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred income tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred income tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred income tax assets. The realization of the deferred income tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Due to the Company’s cumulative tax losses in 2008 and 2009 it was determined that as of December 31, 2009, the Company was not able to meet the ‘more likely than not” standard as to realization of the Deferred Tax asset and accordingly established an allowance against such asset.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall. Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss in 2009 and 2008 of $93.1 million and $134.6 million, respectively. The local and regional economy also has a direct impact on the volume of bank deposits. Core deposits have declined since mid-2006 because business and retail customers have realized a reduction in cash available to deposit in the Bank. However, core deposits showed signs of stabilization in the latter part of 2009.

Financial Highlights and Summary of Q4 and Full Year 2009

2010 Plan

Given the economic environment and its affect on the financial condition of the Company, the following objectives and plans have been implemented and are expected to be continued in 2010: 1) the Company continues its efforts to raise additional capital through the sale of its common stock in one or more private offerings; 2) the Company has implemented strategies and plans to stabilize and reduce its the level of problem loans and minimizing the severity of associated credit losses to the extent possible; 3) the Company has reduced the size of the loan portfolio to lower credit risk and conserve capital and liquidity; 4) the Company has worked to stabilize its core deposits and has funded a significant contingent liquidity reserve; and 5) the Company has implemented plans to reduce controllable non- interest expense.

Fourth Quarter 2009:

The Company recorded a net loss of ($1.73) per share or ($48.5) million in the fourth quarter of 2009 as compared to a net loss of ($137.6) million or ($4.92) per share for the year ago quarter. The quarterly loss was mainly attributable to a $28.0 million provision for loan losses, a $26.8 million charge to create a full allowance against the deferred tax assets at December 31, 2009, $7.5 million in OREO disposition costs and expenses, and a $2.1 million prepayment penalty to extinguish certain higher rate FHLB borrowings. Additionally, net interest income was $1.4 million lower than in the linked-quarter due to reduced average loans outstanding and $0.4 million interest reversed on non performing loans. During the quarter the Company took significant steps to maximize the benefit of recent legislation that extended (for 2009 losses only) net operating loss tax carryback to 5 years. These actions resulted in the Company recording a $43.3 million tax receivable at year-end, which is expected to be realized upon filing of our 2009 tax return. Tax optimization related endeavors included proactive sales of OREO properties, charge-offs and note sales on troubled loans, and prepayment of certain FHLB advances. Linked-quarter credit metrics improved with NPA’s including OREO down 18% along with reduced levels of classified and criticized assets. The net interest margin for the quarter was up at 3.25% compared to 3.13% in the linked-quarter primarily resulting from lower average NPA’s and lower levels of interest reversals on non performing loans compared to the prior quarter.

In October 2009, the Company filed a registration statement on Form S-1 with the SEC pursuant to which it intended to offer up to $108 million of its Common Stock in a public offering, subject to market and other conditions including consummation of the previously announced private offerings with Bolger and Lightyear. On December 23, 2009, the Company announced the withdrawal of the registration statement due to market and other conditions. On February 16, 2010, the Company entered into amendments to the stock purchase agreements with each of Bolger and Lightyear which, among other things, extended the stock purchase agreements to May 31, 2010 in order to provide the Company additional time to implement a capital raise. Because of the Company’s financial condition and challenging capital market conditions it is uncertain whether the Bank will be able to increase its capital to required levels.

Full Year 2009:

The Company recorded a net loss of ($93.1) million or ($3.32) per share compared to a net loss of ($134.6) million or ($4.82) per share for 2008. The annual loss was mainly attributable to 1) elevated credit quality related expenses; 2) a substantial charge against existing deferred tax assets; and 3) lower net interest income primarily because of lower average loan yields and a decline in loans outstanding coupled with a higher volume of non-performing assets. For the year, the Company recorded $113.0 million provision for loan losses and $24.1 million in OREO valuation and disposition costs and related expenses reflecting adverse economic conditions effect on borrower’s ability to repay loan obligations. This compares with $99.6 million in provision for loan losses expense and $8.4 million OREO costs in 2008. In addition, the Company recorded a $26.8 million charge to create a full allowance against the Company’s deferred tax assets at December 31, 2009. In order to mitigate credit risk and conserve capital and liquidity, the Bank reduced its loan balances by $408.5 million for the year, but as a consequence net interest income for the year was down $22.7 million due to lower earning asset volumes and the effect of interest reversals and interest foregone on non performing loans. Core deposits appeared to stabilize in the latter half of 2009 and balances were near levels from the prior year end. Non-interest income was up $1.6 million in 2009 compared to 2008 largely because of our gain on sale of merchant services business. Meanwhile human resource costs and controllable/discretionary non-interest expenses were decreased in 2009 compared to the prior year. However, total non-interest expense increased year over year because of a $24.1 million in OREO related expenses including valuation charges and loss on sale compared to $8.4 million in the prior year.

Results of Operations — Years ended December 31, 2009, 2008 and 2007

Net Income/Loss

The Company recorded a net loss of ($93.1) million (or $3.32) per share in 2009 compared to a net loss of ($134.6) million or ($4.82) per share for 2008 and net income of $30.0 million in 2007 or $1.05 per share. The loss in 2009 primarily resulted from a decrease in net interest income of $22.7 million, $113.0 million loan loss provision, a valuation allowance against our deferred tax assets of $26.8 million, and OREO expenses of $24.1 million. The loss in 2008 mainly resulted from the Company’s non-cash impairment of goodwill in the amount of $105.0 million, a $99.6 million loan loss provision as well as a decrease in net interest income of $13.1 million.

Net Interest Income/Net Interest Margin

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

Total interest income decreased approximately $31.0 million (or 22.5%) for 2009 due mainly to lower average earning assets and interest reversals and interest foregone on non-performing loans. In 2008 interest income was down by $33.5 million (or 19.5%) as compared to 2007 primarily because of lower average yields, including interest reversed, and interest foregone on non-performing loans. Total interest expense declined by approximately $8.2 million (or 19.4%) for 2009 primarily due to lower rates. Interest expense dropped $20.4 million (or 32.4%) for 2008 as compared to 2007 as a result of lower rates and reduced volumes of interest bearing deposits and borrowings. Accordingly, net interest income decreased to $72.7 million or 23.8% in 2009 over 2008. Net interest income decreased $13.1 million or 12.1% in 2008 over 2007. Yields earned on assets decreased to 5.03% for 2009 as compared to 6.40% in 2008 and 8.21% in 2007. Meanwhile, the average rates paid on interest bearing liabilities for 2009 decreased to 1.93% compared to 2.49% in 2008 and 4.01% in 2007.

The Company’s net interest margin (NIM) decreased to 3.43% for 2009 as compared to 4.44% for 2008. Three factors contributed to the lower NIM for the year ended December 31, 2009, including interest forgone and reversed on NPA’s, an elevated level of assets held at the FRB for contingent liquidity purposes, lower average customer balances in non-interest bearing deposit accounts, and the effect of lower market interest rates on the Company’s asset and liability mix. The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. The Company’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets.

Components of Net Interest Margin

The following table presents further analysis of the components of Cascade’s net interest margin and sets forth for 2009, 2008, and 2007 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Taxable securities	$101,033	$5,085	5.03%	$85,034	$4,462	5.25%	$93,793	$5,259	5.61%
Non-taxable securities(1)	3,643	186	5.11%	5,211	255	4.89%	7,952	283	3.56%
Interest bearing balances due from FRB and FHLB	209,451	486	0.23%	13	—	0.00%	3,735	195	5.22%
Federal funds sold	7,454	17	0.23%	2,026	31	1.53%	3,910	187	4.78%
Federal Home Loan Bank stock	10,472	—	0.00%	11,458	111	0.97%	6,991	42	0.60%
Loans(1)(2)(3)(4)	1,798,723	101,507	5.64%	2,054,199	133,346	6.49%	1,974,435	165,690	8.39%
Total earning assets	2,130,776	107,281	5.03%	2,157,941	138,205	6.40%	2,090,816	171,656	8.21%
Reserve for loan losses	(51,975)			(38,827)			(24,498)
Cash and due from banks	37,836			48,341			55,427
Premises and equipment, net	38,805			37,273			38,307
Other Assets	145,440			207,094			178,682
Total assets	$2,300,882			$2,411,822			$2,338,734
Liabilities and Stockholders’ Equity
Int. bearing demand deposits	$735,667	7,267	0.99%	$844,136	15,540	1.84%	$889,069	30,727	3.46%
Savings deposits	33,275	73	0.22%	36,761	135	0.37%	41,327	202	0.49%
Time deposits	688,430	17,915	2.60%	386,990	12,850	3.32%	340,324	15,804	4.64%
Other borrowings	312,301	8,880	2.84%	434,112	13,846	3.19%	294,854	15,991	5.42%
Total interest bearing liabilities	1,769,673	34,135	1.93%	1,701,999	42,371	2.49%	1,565,574	62,724	4.01%
Demand deposits	407,344			407,980			469,015
Other liabilities	8,659			20,904			29,590
Total liabilities	2,185,676			2,130,883			2,064,179
Stockholders’ equity	115,206			280,939			274,555
Total liabilities & equity	$2,300,882			$2,411,822			$2,338,734
Net interest income		$73,146			$95,834			$108,932
Net interest spread			3.11%			3.92%			4.20%
Net interest income to earning assets			3.43%			4.44%			5.23%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a rate of 35%.
(2)	Average non-accrual loans included in the computation of average loans for 2009 was $156.9 million, $86.3 million for 2008 and $5.8 million in 2007.
(3)	Loan related fees recognized during the period and included in the yield calculation were $3.2 million in 2009, $4.6 million in 2008 and $5.8 million in 2007.
(4)	Includes mortgage loans held for sale.

Changes in Interest Income and Expense

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories:

	Year Ended December 31,
	2009 over 2008				2008 over 2007
(Dollars in thousands)	Total Increase (Decrease)		Amount of Change Attributed to		Total Increase (Decrease)	Amount of Change Attributed to
		Volume	Rate	Volume		Rate
Interest income:
Interest and fees on loans	$(31,839)		$(16,584)	$(15,255)	$(32,344)	$6,694	$(39,038)
Taxable securities	627		840	(213)	(797)	(491)	(306)
Non-taxable securities	(69)		(77)	8	(28)	(98)	70
Interest bearing balances due from FRB and FHLB	482		0	482	(195)	(194)	(1)
Federal Home Loan Bank stock	(111)		(10)	(101)	69	27	42
Federal funds sold	(14)		83	(97)	(156)	(90)	(66)
Total interest income	(30,924)		(15,748)	(15,176)	(33,451)	5,848	(39,299)
Interest expense:
Interest on deposits:
Interest bearing demand	(8,273)		(1,997)	(6,276)	(15,187)	(1,553)	(13,634)
Savings	(62)		(13)	(49)	(67)	(22)	(45)
Time	5,065		10,009	(4,944)	(2,954)	2,167	(5,121)
Other borrowings	(4,966)		(3,885)	(1,081)	(2,145)	7,552	(9,697)
Total interest expense	(8,236)		4,114	(12,350)	(20,353)	8,144	(28,497)
Net interest income	$(22,688)		$(19,862)	$(2,826)	$(13,098)	$(2,296)	$(10,802)

Loan Loss Provision

At December 31, 2009, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was 2.47% of outstanding loans, as compared to 2.46% for 2008 and 1.81% in 2007. The loan loss provision was $113.0 million in 2009, $99.6 million in 2008 and $19.4 million in 2007. Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for credit losses. At December 31, 2009, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions. For further discussion, see “Reserve for Credit Losses” below. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses or that additional provision expense will not be required should economic conditions remain adverse. See Item 1A “Risk Factors” and “Highlights — Loan Growth and Credit Quality” earlier in this report.

Non-interest Income

Total non-interest income decreased 8.1% in 2009 compared to 2008 after excluding the one-time gain of $3.2 million on the sale of the merchant card processing business. Service charges on deposit accounts were down $1.3 million, card issuer and merchant service fees were down $0.7 million and earnings on bank-owned life insurance was down $0.2 million. These decreases were partially offset by increases in mortgage banking income, gains on sales of investment securities available-for-sale and other income. Non-interest income decreased 5.8% in 2008 compared to 2007 mainly due to earnings on bank-owned life insurance resulting from lowered investment returns in the volatile securities markets that persisted in 2008.

Mortgage Banking Income — Home Mortgage Originations and Mortgage Related Revenue

The Company provides residential mortgage services on a direct to customer basis and does no business through third party (brokerage) channels. The Company has focused its originations in conventional mortgage products while avoiding sub-prime/option-ARM type products. The low delinquency rate within the Company’s loan servicing portfolio underscores this long-held discipline in mortgage origination. At December 31, 2009, the portfolio contained about 3,750 mortgage loans totaling $543 million with a delinquency rate of loans past due >30 days of only 2.58%, notably below the Mortgage Bankers Association (MBA) national mortgage delinquency rate of 14.41% at September 30, 2009.

Residential mortgage originations totaled $177.2 million in 2009, up 45.4% when compared to $121.7 million in 2008. Related net mortgage revenue was $2.8 million, an increase of 34.6% compared to $2.1 million for the previous year. Non-Interest income arising from mortgage servicing totaled approximately $2.7 million in 2007. The general level and direction of interest rates directly influence the volume and profitability of the yield curve in mortgage banking. A lower interest rate climate continued in 2009 and 2008 which had the affect of decreasing the profitability of mortgage banking due to a lower interest rate yield curve.

Historically, the Company sold a predominant portion of its residential mortgage loans to Fannie Mae, a U.S. Government sponsored enterprise and other secondary market investors. The Company services such loans for Fannie Mae and is paid approximately .25% per annum on the outstanding balances for providing this service. Such revenues are included in the above mortgage banking results. Mortgages serviced for Fannie Mae totaled $542.9 million at December 31, 2009, an increase over $512.2 million at December 31, 2008 and an increase over $494.0 million at December 31, 2007. The related Mortgage Servicing Rights (MSRs) were approximately $3.9 million in 2009 and $3.6 million in 2008.

As described under “Recent Developments”, the Bank received a letter from FNMA advising that the Bank failed to meet FNMA’s minimum required Total Risk Based Capital ratio of 10% as of September 30, 2009. The letter stated that the Bank was being suspended as a Fannie Mae Seller/Servicer effective immediately. It was noted that failure to meet applicable standards would result in termination of the Bank’s Selling and Servicing Contract. As of December 31, 2009, and through the date of this report, the Bank does not meet FNMA’s minimum financial standards. As a result, the Company may not sell mortgage loans to FNMA and FNMA may terminate its agreement to allow the Company to service FNMA loans in the future. Mortgage loans not sold to the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), are generally sold servicing released to other secondary market investors. Loans sold on this basis generate no future servicing fees for the Company.

The estimated fair value of mortgage servicing rights (“MSR”) portfolio is estimated to exceed book value by amounts ranging from $0.8 million to $1.9 million. The Company capitalizes the estimated market value of MSRs into income upon the sale of each originated mortgage loan. The Company amortizes MSRs in proportion to the servicing income it receives from Fannie Mae over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSRs balance that is specifically associated with a serviced loan that is refinanced or paid-off. At December 31, 2009, expressed as a percentage of loans serviced, the book value of MSR was .73% of serviced mortgage loans, while fair value was approximately .97% of serviced mortgages. Fair value as a percentage of loans serviced was estimated at .89% a year earlier.

Non-interest Expenses

Non-interest expense for 2009 decreased 45.9% to $94.0 million as compared to 2008. After adjusting for the non-cash goodwill impairment charge recorded in 2008, non-interest expense for 2009 increased $25.3 million or 36.9%. The increases in 2009 are attributable to increases in OREO related costs, FDIC insurance, and other professional services, partially offset by a reduction in salaries and employee benefits expense.

OREO expenses were $24.1 million in 2009 compared to $8.4 million in 2008 and were only $0.1 million in 2007. OREO costs and valuation adjustments increased $15.7 million for 2009 compared to 2008, primarily due to depressed real estate values on foreclosed land development properties. In addition, FDIC deposit insurance assessments increased $5.2 million or 305.7% in 2009 when compared to 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter. FDIC premiums have increased due to the rise in financial institution failures in 2008 and 2009, the Company’s voluntary participation in the Temporary Liquidity Guarantee Program and the FDIC’s rates applicable to banks in the Company’s regulatory classification. Professional fees increased $4.5 million or 175.3% which includes legal, accounting and other professional services in connection with the Company’s efforts to raise capital in the fourth quarter of 2009. Meanwhile, the Company continued to see a reduction in salary expenses, and employee benefits expenses declined as staffing continues to be trimmed in response to the slowing economy, no executive bonuses were paid in 2008, or 2009. Total non-interest expense for 2008 increased 177.5% to $173.7 million as compared to 2007 primarily due to the noncash after-tax goodwill impairment charge and expenses related to the Company’s OREO properties. Human resource costs were down in 2008 compared to 2007 as executive bonuses were foregone in both 2007 and 2008.The Company’s efficiency ratio was 99.9% in 2009 compared to 150.6% in 2008.

Income Taxes

As of December 31, 2009, the Company had recorded refundable income taxes receivable of approximately $43.3 million related to the carryback of operating losses to prior years and had provided a $26.8 million charge to create a full valuation allowance against its deferred tax assets. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies — Deferred Income Taxes” above.

Financial Condition

Balance Sheet Overview

At December 31, 2009 total assets were down 3.7% to $2.19 billion compared to year-end 2008. Cash and cash equivalents increased $310.4 million or 16.4% of total assets at December 31, 2009 compared to a negligible percentage at year-end 2008. Total loans have been reduced by $408.5 million to $1.5 billion at December 31, 2009 compared to $1.9 billion at year-end 2008, primarily due to initiative to reduce loans to customers where deposit relationships are not a meaningful part of the overall banking relationship. A portion of the reduction in loan balances was the result of net loan charge-offs of $122.6 million for 2009. The reduction in loan balances has resulted in lower credit risk exposure and has helped to support the Bank’s regulatory capital ratios.

Funding sources have increased in 2009, including TLGP debt issuance and internet listing service deposits. These increases also offset reduced core deposits that have trended down due to the ongoing effects of an adverse economy on local markets. Deposits have also been impacted due to provisions of the Order limiting the use of brokered deposits with deposits showing an increase of only 1.2% in 2009 over 2008.

The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits, and capital position.

Investment Securities

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2009, 2008, and 2007:

	December 31,
(Dollars in thousands)	2009	2008	2007
U.S. Agency and non-agency mortgage-backed securities (MBS)	$116,639	$93,534	$65,202
U.S. Government and agency securities	7,481	8,726	10,497
Obligations of state and political subdivisions	3,606	3,741	6,917
U.S. Agency asset-backed securities	7,586	3,260	3,538
Total debt securities	135,312	109,261	86,154
Mutual fund	451	430	412
Equity securities	—	—	449
Total investment securities	$135,763	$109,691	$87,015

MBS are mainly adjustable rate (ARM) MBS. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.

The Company’s investment portfolio increased by $26.1 million, or 23.8% from December 31, 2008 to December 31, 2009 as a result of increased purchase activity during the year. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2009:

(Dollars in thousands) Type and Maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency and non-agency mortgage-backed securities
Due after 5 but within 10 years	$875	5.19%
Due after 10 years	115,764	4.49%
Total U.S. Agency mortgage-backed securities	116,639	4.49%
U.S. Government and Agency Securities
Due after 5 but within 10 years	7,481	2.25%
Total U.S. Government and Agency Securities	7,481	2.25%
State and Political Subdivisions(1)
Due within 1 year	200	3.25%
Due after 1 but within 5 years	2,202	3.87%
Due after 5 but within 10 years	1,204	4.04%
Total State and Political Subdivisions	3,606	3.89%
U.S. Agency asset-backed securities
Due within 1 year	1,336	5.24%
Due after 1 but within 5 years	677	5.39%
Due after 10 years	5,573	6.50%
Total U.S. Agency asset-backed securities	7,586	6.18%
Total debt securities	135,312	4.45%
Mutual fund	451	4.57%
Total Securities	$135,763	4.45%

(1)	Yields on tax-exempt securities have been stated on a tax equivalent basis.

The average years to maturity of the Company’s investment portfolio was 7.9 years at December 31, 2009 compared to 6.5 years at December 31, 2008. Duration of the portfolio is lower than average life since many of the securities are adjustable rate mortgage securities (ARM’s) with annual interest rate adjustments.

Investments are mainly classified as “available for sale” and consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as the Government National Mortgage Association (“Ginnie Mae”), FNMA and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. The Company did not invest in securities backed by sub-prime mortgages and believes its investment portfolio has negligible exposure to such risk at this date. At December 31, 2009, the investment portfolio had gross unrealized losses on available-for-sale securities of approximately $1.4 million and management does not believe that these unrealized losses are other-than-temporary.

Loan Portfolio and Credit Quality

Loan Portfolio Composition.  Net loans represented 69% of total assets as of December 31, 2009. The Company makes substantially all of its loans to customers located within the Company’s service areas. As a result of the economic conditions and characteristics of the Company’s primary markets, including among others, the historical rapid growth in population and the nature of the tourism and service industry found in much of its market areas, Cascade’s loan portfolio has historically been concentrated in real estate related loans. The Company is presently working to reduce its construction/lot portfolio in response to the challenging real estate economy. However achieving significant reduction could prove problematic without some improvement in economic conditions and market liquidity as well as in pricing of related real estate assets. Because of the nature of its markets, real estate lending is expected to continue as a major concentration within the loan portfolio. The Company has no significant agricultural loans.

The following table presents the composition of the Company’s loan portfolio, at the dates indicated:

(Dollars in thousands)	2009	% of Gross Loans	2008	% of Gross Loans	2007	% of Gross Loans	2006	% of Gross Loans	2005	% of Gross Loans
Commercial	$420,155	27%	$582,831	30%	$606,408	30%	$560,728	30%	$320,619	31%
Real Estate:
Construction/lot:	308,346	20%	517,721	26%	686,829	34%	588,251	31%	220,230	21%
Mortgage	93,465	6%	96,248	5%	88,509	4%	80,860	4%	56,724	5%
Commercial	675,728	44%	703,149	36%	612,694	30%	606,340	32%	417,580	40%
Consumer	49,982	3%	56,235	3%	47,038	2%	51,083	3%	34,551	3%
Total loans	1,547,676	100%	1,956,184	100%	2,041,478	100%	1,887,262	100%	1,049,704	100%
Less:
Reserve for loan losses	37,586		47,166		33,875		23,585		14,688
Total loans, net	$1,510,090		$1,909,018		$2,007,603		$1,863,677		$1,035,016

The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total company-wide loans at December 31, 2009:

(Dollars in thousands)	Central Oregon	% of Gross Loans	Northwest Oregon	% of Gross Loans	Southern Oregon	% of Gross Loans	Idaho	% of Gross Loans	Total	% of Gross Loans
Commercial	$146,640	26%	$108,635	30%	$42,811	20%	$122,069	30%	$420,155	27%
Real Estate:
Construction/lot	97,496	17%	93,192	25%	41,982	19%	75,676	19%	308,346	20%
Mortgage	39,018	7%	8,874	2%	8,318	4%	37,255	9%	93,465	6%
Commercial	255,286	46%	151,683	41%	118,476	55%	150,283	38%	675,728	44%
Consumer	23,119	4%	5,853	2%	3,915	2%	17,095	4%	49,982	3%
Total loans	$561,559	100%	$368,237	100%	$215,502	100%	$402,378	100%	$1,547,676	100%

At December 31, 2009, the contractual maturities of all loans by category were as follows:

(Dollars in thousands) Loan Category	Due within One Year	Due after One Year, but within Five Years	Due after Five Years	Total
Commercial	$195,145	$174,265	$50,745	$420,155
Real Estate:
Construction/Lot	225,224	57,273	25,849	308,346
Mortgage	5,344	29,634	58,487	93,465
Commercial	16,610	202,561	456,557	675,728
Consumer	2,807	20,989	26,186	49,982
	$445,130	$484,722	$617,824	$1,547,676

At December 31, 2009, variable and adjustable rate loans contractually due after one year totaled $991.7 million and loans with predetermined or fixed rates due after one year totaled $110.8 million.

Real Estate Loan Concentration Risk.  Real estate loans have historically represented a significant portion of the Company’s overall loan portfolio and real estate is frequently a material component of collateral for the Company’s loans. Approximately two-thirds of total loans have exposure to real estate, including construction and lot loans (comprised of land development plus residential and commercial construction loan types), commercial real estate loans, residential mortgage loans, and consumer real estate. Risks associated with real estate loans include fluctuating land values, demand and prices for housing or commercial properties, national, regional and local economic conditions, changes in tax policies, and concentration within the Bank’s market area.

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

(a) Residential land development category.  This category is included in the construction/lot portfolio balances above, and represents loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment of such loans is generally the cash flow from developer sale of lots or improved parcels of land while real estate collateral, secondary sources and personal guarantees may provide an additional measure of security for such loans. The nationwide downturn in real estate has continued to slow down lot and home sales within the Company’s markets. This has adversely impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values. Weakness in this category of loans has contributed significantly to the elevated level of provision for loan losses in 2009 and 2008. The situation continues to be closely monitored and an elevated level of provisioning may be required should deterioration continue.

(Dollars in thousands)	2009	% of Category	% of Constr/lot Portfolio	% of Gross Loans	2008
Residential Land Development:
Raw Land	$35,258	37%	11%	2%	$72,329
Land Development	51,240	54%	16%	3%	112,234
Speculative Lots	7,981	9%	3%	1%	14,855
	$94,479	100%	30%	6%	$199,418
Geographic distribution by region:
Central Oregon	$48,176	51%	15%	3%	$74,209
Northwest Oregon	4,095	4%	1%	0%	4,670
Southern Oregon	8,437	9%	3%	1%	12,723
Total Oregon	60,708	64%	19%	4%	91,602
Idaho	33,771	36%	11%	2%	107,816
Grand total	$94,479	100%	30%	6%	$199,418

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

Speculative construction lending finances builders/contractors who rely on the sale of completed homes to repay loans. The Bank may finance construction costs within residential subdivisions or on a custom site basis. Speculative construction loans decreased in 2009 as a result of the nationwide downturn in residential real estate. This may impact certain builders by lengthening the marketing period for constructed homes and negatively affecting borrower liquidity and collateral values.

(Dollars in thousands)	2009	% of Category	% of Constr./lot Portfolio	% of Gross Loans	2008
Residential Construction
Pre sold	$10,115	21%	3%	0%	$62,153
Lots	11,493	24%	4%	1%	17,331
Speculative Construction	26,819	55%	9%	2%	28,461
	$48,427	100%	16%	3%	$107,945
Geographic distribution by region:
Central Oregon	$24,304	50%	8%	2%	$43,593
Northwest Oregon	7,246	15%	2%	0%	30,445
Southern Oregon	3,124	6%	1%	0%	5,798
Total Oregon	34,674	72%	11%	2%	79,836
Idaho	13,753	28%	4%	1%	28,109
Grand total	$48,427	100%	16%	3%	$107,945

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

The overall decline in 2009 in our commercial construction portfolio is mainly related to project completions. While our portfolios of these types of loans have not experienced the severe credit quality challenges experienced in residential construction projects, there can be no assurance that the credit quality in these portfolios will not be impacted should present challenging economic conditions persist. No assurance can be given that losses will not exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations.

(Dollars in thousands)	2009	% of Category	% of Constr./lot Portfolio	% of Gross Loans	2008
Commercial Construction:
Pre sold	$29,080	18%	9%	2%	$27,826
Lots	9,822	6%	3%	1%	16,404
Speculative	99,957	60%	33%	6%	143,719
Speculative Lots	26,581	16%	9%	2%	22,409
	$165,440	100%	54%	11%	$210,358
Geographic distribution by region:
Central Oregon	$24,674	15%	8%	2%	$49,817
Northwest Oregon	82,059	50%	27%	5%	83,720
Southern Oregon	30,467	18%	10%	2%	33,837
Total Oregon	137,200	83%	45%	9%	167,374
Idaho	28,240	17%	9%	2%	42,984
Grand total	$165,440	100%	54%	11%	$210,358

(d) Commercial real estate (CRE) portfolio.  This $675.7 million portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. CRE loans represent approximately 44% of total loans outstanding as of December 31, 2009. Approximately 52% of CRE loans are made to owner-occupied users of the commercial property, while 48% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. The average loan in the CRE portfolio is only about $0.6 million and 86% of balances are represented in loans under $5 million. This granular and well diversified portfolio has maintained low delinquency and only modest deterioration in the present downturn. However no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

	2009	% of Total CRE	% of Gross Loans	2008
Commercial Real Estate:
Owner occupied	$348,732	52%	22%	$358,232
Non-owner occupied	326,996	48%	21%	344,917
	$675,728	100%	44%	$703,149

The following table provides the geographic distribution of the Company’s CRE loan portfolio by region as a percent of total company-wide CRE loans at December 31, 2009:

	Central Oregon	% of Total CRE Loans	Northwest Oregon	% of Total CRE Loans	Southern Oregon	% of Total CRE Loans	Idaho	% of Total CRE Loans	Total
Commercial Real Estate:
Owner occupied	$148,993	10%	$42,290	3%	$71,006	5%	$86,443	6%	$348,732
Non-owner occupied	105,122	7%	109,911	7%	47,654	3%	64,309	4%	$326,996
Total loans	$254,115	17%	$152,201	10%	$118,660	8%	$150,752	10%	$675,728

Lending and Credit Management.  The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The underwriting of loans relies principally on an analysis of an obligor’s historical and prospective cash flow augmented by collateral assessment, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures. Internal and external auditors and bank regulatory examiners periodically sample and test certain credit files as well. Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. Certain specific types of risks are associated with different types of loans.

Reserve for Credit Losses.  The reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) represents management’s recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management’s current assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The level of reserve for credit losses is also subject to review by the bank regulatory authorities who may require increases to the reserve based on their evaluation of the information available to it at the time of its examination of the Bank. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. See “Income Statement Overview — Loan Loss Provision” above.

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

The unallocated portion of the reserve is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific reserves. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors, regulatory examinations, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may be further adjusted based upon the direction of various risk indicators. Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, levels and trends in delinquencies or non-accrual loans, risks in originating loans in new or unfamiliar markets, risk of heightened imprecision of appraisals used in estimating real estate values, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for credit losses is available to absorb losses that may arise from any loan type or category. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period. As of year-end 2009 the Company’s unallocated reserve balance was approximately 16% of its calculated reserve based upon the management’s assessment of elevated risk factors mainly relating to uncertain and adverse economic conditions and the level and trend of delinquencies, nonaccrual loans and charge-offs.

The Bank’s ratio of reserve for credit losses to total loans was 2.47% at December 31, 2009 compared to 2.46% at December 31, 2008 and 1.81% at December 31, 2007. At this date, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions. The total amount of actual loan losses may vary significantly from the estimated amount. No assurance can be given that in any particular period, the reserve for credit losses will be sufficient, or that loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

The Company classifies reserves for unfunded commitments as a liability on the consolidated balance sheet. Such reserves are included as part of the overall reserve for credit losses. Reserves for unfunded commitments totaled approximately $704 and $1,039 at December 31, 2009 and 2008, respectively.

Allocation of Reserve for Credit Losses.

The higher reserve for loan losses in recent years is attributable to the affect the adverse economy has had on obligor’s ability to repay loans. The unallocated portion of the reserve reflects the level of uncertainty as to the future direction and severity of the economic environment. While a combination of evidence demonstrating greater clarity on construction/lot exposure and reduced exposure levels has lessened concern in this loan portfolio, risk in other asset categories continues. Typical factors leading to changes in reserve allocation include changes in debt service coverage ratios, guarantor and/or collateral valuation as well as economic conditions that may have a specific or generalized impact on the relative risks inherent in various loan portfolios. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

The following table allocates the reserve for credit losses among major loan types.

	2009			2008
(Dollars in thousands)	Reserve for Loan and Commitment Losses	Allocated Reserve as a % of Loan Category	Loan Category as a % of Total Loans	Reserve for Loan and Commitment Losses	Allocated Reserve as a % of Loan Category	Loan Category as a % of Total Loans
Commercial	$11,284	2.69%	27.14%	$11,614	1.99%	29.79%
Real Estate:
Construction/lot	7,657	2.48%	19.95%	18,722	3.62%	26.47%
Mortgage	2,502	2.68%	6.03%	1,696	1.76%	4.92%
Commercial	8,869	1.31%	43.58%	7,064	1.00%	35.95%
Consumer	2,149	4.30%	3.30%	1,893	3.37%	2.87%
Committed/unfunded	447	—	—	735	—	—
Unallocated	5,382	—	—	6,481	—	—
Total reserve for credit losses	$38,290	2.47%	100.00%	$48,205	2.46%	100.00%

	2007			2006
	Reserve for Loan and Commitment Losses	Allocated Reserve as a % of Loan Category	Loan Category as a % of Total Loans	Reserve for Loan and Commitment Losses	Allocated Reserve as a % of Loan Category	Loan Category as a % of Total Loans
Commercial	$10,388	1.71%	29.70%	$7,818	1.39%	29.71%
Real Estate:
Construction/lot	13,433	1.96%	33.64%	6,328	1.08%	31.17%
Mortgage	1,521	1.72%	4.34%	1,112	1.38%	4.28%
Commercial	3,901	0.64%	30.02%	3,986	0.66%	32.13%
Consumer	1,684	3.58%	2.30%	2,050	4.01%	2.71%
Committed/unfunded	2,414	—	—	3,213	—	—
Unallocated	3,697	—	—	2,291	—	—
Total reserve for credit losses	$37,038	1.81%	100.00%	$26,798	1.42%	100.00%

	2005
	Reserve for Loan and Commitment Losses	Allocated Reserve as a % of Loan Category	Loan Category as a % of Total Loans
Commercial	$3,526	1.10%	30.51%
Real Estate:
Construction/lot	2,445	1.11%	21.01%
Mortgage	567	1.00%	5.39%
Commercial	821	0.68%	39.81%
Consumer	1,281	3.71%	3.28%
Committed/unfunded	2,753	—	—
Unallocated	1,295	—	—
Total reserve for credit losses	$12,688	1.40%	100.00%

The following table summarizes the Company’s reserve for credit losses and charge-off and recovery activity for each of the last five years:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Loans outstanding at end of period	$1,547,676	$1,956,184	$2,041,478	$1,887,262	$1,049,705
Average loans outstanding during the period	$1,798,723	$2,054,199	$1,974,435	$1,590,315	$962,514
Reserve for loan losses, balance beginning of period	$47,166	$33,875	$23,585	$14,688	$12,412
Recoveries:
Commercial	1,033	800	378	122	241
Real Estate:
Construction	1,110	581	12	—	—
Mortgage	113	50	288	4	25
Commercial	949	62	—	37	—
Consumer	540	487	612	527	227
	3,745	1,980	1,290	690	493
Loans charged off:
Commercial	(18,403)	(10,411)	(4,634)	(529)	(405)
Real Estate:
Construction	(92,449)	(71,833)	(2,986)	—	—
Mortgage	(2,560)	(650)	(941)	(45)	—
Commercial	(7,875)	(2,139)	—	(7)	—
Consumer	(5,038)	(3,249)	(1,839)	(1,391)	(861)
	(126,325)	(88,282)	(10,400)	(1,972)	(1,266)
Net loans charged-off	(122,580)	(86,302)	(9,110)	(1,282)	(773)
Provision charged to operations	113,000	99,593	19,400	6,000	3,050
Reserve for unfunded commitments	—	—	—	—	—
reclassified to other liabilities	—	—	—	(3,213)	—
Reserves acquired from F&M	—	—	—	7,392	—
Reserve balance, end of period	$37,586	$47,166	$33,875	$23,585	$14,688
Ratio of net loans charged-off to average loans outstanding	6.81%	4.20%	.46%	.08%	.08%
Ratio of reserve for loan losses to loans at end of period	2.43%	2.41%	1.66%	1.25%	1.40%

The following table presents information with respect to non-performing assets (NPAs): As of December 31, 2009 residential land development and construction represented about 59% of NPAs; Commercial construction 7%; commercial real estate 15% and Commercial and Industrial loans & other 19%.

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Loans on nonaccrual status	$132,110	$120,468	$45,865	$2,679	$40
Loans past due 90 days or more but not on nonaccrual status	—	5	51	—	—
OREO	29,609	52,727	9,765	326	—
Total non-performing assets	$161,719	$173,200	$55,681	$3,005	$40
Selected ratios:
NPLs to total gross loans	8.54%	6.16%	2.25%	0.14%	0.00%
NPAs to total gross loans and OREO	10.45%	8.85%	2.73%	0.16%	0.00%
NPAs to total assets	7.32%	7.60%	2.33%	0.13%	0.00%

The following table presents the composition of NPAs for the years presented:

	2009	2008	2007	2006	2005
Commercial	$28,964	$16,877	$8,306	$645	$40
Real Estate:
Construction/lot	107,501	128,053	42,251	1,958	—
Commercial	24,749	25,799	4,135	389	—
Consumer/other	505	2,471	989	13	—
Total non-performing assets	$161,719	$173,200	$55,681	$3,005	$40

The increase in NPAs at year-end is a result of the nationwide downturn in real estate which has slowed lot and home sales within the Company’s markets. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values (for further discussion, see “Real Estate Loan Concentration Risk” above).

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. Interest income that was reversed and charged against income for 2009 was $2.4 million, $2.7 million in 2008 and $1.2 in 2007.

During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, in “Joint Guidance on Overdraft Protection Programs.” At December 31, 2009, the Company’s recorded investment in certain loans that were considered to be impaired was $147.6 million and specific valuation allowances were $0.1 million. Impaired loans were $120.5 million with specific valuation allowances of $2.7 at year-end 2008.

At December 31, 2009, the Company had three borrowers with loans accounted for as troubled debt restructurings (“TDRs”) totaling $27.3 million, or 1.24% of total assets. The Company had no TDRs at December 31, 2008. The TDRs at December 31, 2009 are classified as impaired loans and, in the opinion of management, are reserved appropriately. At December 31, 2009, the Company had remaining commitments to lend of $328 related to the TDRs.

Bank-Owned Life Insurance (BOLI)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company’s notes to consolidated financial statements located under item 8 of this report. During 2009 and 2008 the Bank did not purchase any new BOLI. The cash surrender value of the Bank’s total life insurance policies was $33.6 at December 31, 2009 and 2008. The Bank recorded income from the BOLI policies of $0.1 million in 2009, $0.3 million in 2008 and $1.6 million in 2007.

The Company owns both general account and separate account BOLI. The separate account BOLI was purchased the fourth quarter of 2006 as an investment expected to provide a long-term source of earnings to support existing employee benefit plans. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but may not fully insulate investment against changes in the fair market value depending on severity and duration of possible market price disruption.

Liabilities

Deposit Liabilities and Time Deposit Maturities.

At December 31, 2009, total deposits were $1.82 billion, up 1.2% from year-end 2008. Average deposits totaled $1.87 billion for the full year 2009, up 11.3% or $189.0 million on average from the prior year. Average non-interest-bearing demand deposits in 2009 were $407.3 million, basically unchanged from the 2008 average of $408.0 million. Consistent efforts to retain and serve customers have proven successful with the number of total customer relationships consistent in 2009. In order to augment aggregate deposits the Company utilized brokered, internet listing service deposits and Certificate of Deposit Registry Program (CDARSTM) deposits.

At December 31, 2009 wholesale brokered deposits totaled $116.5 million compared to $147.9 million at December 31, 2008. The internet listing service deposits at December 31, 2009 were approximately $195.1 million compared to a de minimus balance at year-end 2008. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In addition, local relationship based reciprocal CDARS deposits totaled $47.3 million at December 31, 2009 and $168.3 million at December 31, 2008. However, banks that fail to be “well-capitalized” are restricted from accessing wholesale brokered deposits. Further, the Order restricts the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal CDAR’s program, for which it previously had a temporary waiver from the FDIC.

To provide customer assurances, the Bank is participating in the FDIC’s Transaction Account Guarantee (TAG) program which provides temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying up to 0.50%. The Company did not opt out of the six-month extension of the transaction account guarantee program which will continue through June 30, 2010. Additionally, under recent changes from the FDIC, all interest bearing deposit accounts are insured up to $250,000 through December 31, 2013.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
(Dollars in thousands)	2009 Average		2008 Average		2007 Average
Deposit Liabilities	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$407,344	N/A	$407,980	N/A	$469,015	N/A
Interest-bearing demand	735,677	0.99%	844,136	1.84%	889,069	3.46%
Savings	33,275	0.22%	36,761	0.37%	41,327	0.49%
Time	688,430	2.60%	386,990	3.32%	340,324	4.64%
Total Deposits	$1,864,726		$1,675,867		$1,739,735

As of December 31, 2009, the Company’s time deposit liabilities had the following times remaining to maturity:

(Dollars in thousands)	Time Deposits of $100,000 or more(1)		All other Time Deposits(2)
Remaining time to maturity	Amount	Percent	Amount	Percent
3 months or less	$25,151	8.98%	$121,850	38.73%
Due after 3 months through 6 months	55,094	19.66%	72,246	22.97%
Due after 6 months through 12 months	77,539	27.68%	67,605	21.49%
Due after 12 months	122,383	43.68%	52,889	16.81%
Total	$280,167	100.00%	$314,590	100.00%

(1)	Time deposits of $100,000 or more represents 15.4% of total deposits as of December 31, 2009.
(2)	All other time deposits represent 17.3% of total deposits as of December 31, 2009.

Junior Subordinated Debentures.  The purpose of the Company’s $68.6 million of trust preferred securities was to fund the cash portion of the F&M Holding Company acquisition in 2006, to support general corporate purposes and to augment regulatory capital. Management believes that at December 31, 2009, the TPS meet applicable regulatory guidelines to qualify as Tier I capital in the amount of $14.5 million and Tier 2 capital in the amount of $32.3 million. At December 31, 2008, the TPS met applicable regulatory guidelines to qualify as Tier I capital and Tier 2 capital in the amounts of $43.5 million and $23.0 million, respectively. The Company’s obligations under the Junior Subordinated Debentures (the “Debentures”) and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts. The trust preferred securities are subject to mandatory redemption upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures. The trust preferred securities may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the trust preferred securities. In October 2009, the Company entered into a binding letter agreement with Cohen & Company Financial Management, LLC for the restructuring of the Company’s TPS. Pursuant to the Letter Agreement, at such time that a capital raise transaction is agreed, the Company will exchange the TPS for senior notes in the aggregate principal amount of $13.3 million representing 20% of the original balance of the TPS. Subsequent to the capital raise the notes will be extinguished for cash and liability for TPS debt will be fully extinguished, resulting in an after tax gain of approximately $31 million for the Company. The agreements with Bolger and Lightyear — including their respective contributions of capital — are contingent upon the execution of this transaction. The exchange of the TPS for the Notes will have no effect on capital at the Bank and does not impact the amount of capital needed by the Bank to comply with the Order.

See Note 12 and Note 21 of the consolidated financial statements included in Item 7 of this report for additional details.

Other Borrowings.  At December 31, 2009 the Bank had a total of $195.0 million in long-term borrowings from FHLB of Seattle with maturities ranging from 2011 to 2017, bearing a weighted-average rate of 1.92% and short-term borrowings with FRB of approximately $0.2 million Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (TLGP) maturing February 12, 2012 bearing a weighted average rate of 2.00%, exclusive of net issuance costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt. At year-end 2008, the Bank had a total of $128.5 million in long-term borrowings from FHLB of Seattle with maturities from 2009 to 2025. In addition, at December 31, 2008, the Bank had short-term borrowings with FRB of approximately $120.5 million. The FHLB has also issued $138.0 million in letters of credit on behalf of the Company which are pledged to collateralize Oregon public deposits held at the Bank. (See the discussion under “Liquidity and Sources of Funds” in this Item 6 for further discussion).

Contractual Obligations.  As of December 31, 2009, the Company has entered into the contractual obligations to make future payments as listed below:

	Payments Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits of $100,000 and over	$280,167	$157,784	$122,383	$—	$—
Federal Home Loan Bank advances	195,000	—	135,000	10,000	50,000
Junior subordinated debentures	68,558	—	—	—	68,558
Operating leases	13,734	1,813	3,301	2,534	6,086
Total contractual obligations	$557,459	$159,597	$260,684	$12,534	$124,644

Off-Balance Sheet Arrangements.  A schedule of significant off-balance sheet commitments at December 31, 2009 is included in the following table (dollars in thousands):

Commitments to extend credit	$253,362
Commitments under credit card lines of credit	28,455
Standby letters of credit	6,932
Total off-balance sheet commitments	$288,749

See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Stockholder’s Equity

The Company’s total stockholders’ equity at December 31, 2009 was $45.1 million, a decrease of $90.2 million from December 31, 2008. The decrease primarily resulted from the net loss for the year ended December 31, 2009 of $93.1 million, which was partially offset by an increase other comprehensive income of approximately $1.8 million.

Capital Resources

At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 2.40%, 3.18% and 6.35%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.69%, 6.20% and 7.46%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” Additional information regarding capital resources are located in Note 21 of the Notes to the Consolidated Financial Statements included in item 7 this report.

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. At December 31, 2009, the Company does not meet the regulatory benchmarks for “adequately-capitalized” institutions. As mentioned earlier in this report the Bank is under a regulatory Order.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level. While the Bank successfully completed several of the measures under the Order, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2009 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met. Bank level capital ratios set forth below are substantially higher than the capital ratios at the Company level. This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt proceeds. At the Company level substantial percentage of Trust Preferred debt is excluded from regulatory capital; while it is fully included at Bank level. At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 2.40%, 3.18% and 6.35%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.69%, 6.20% and 7.46%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized”

benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.”

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At December 31, 2009, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

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

Bancorp is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank. Such dividends arise from the cash flow and earnings of the bank. Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to Bancorp. Pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Cascade Bancorp for the foreseeable future. Cascade Bancorp does not expect to pay any dividends for the foreseeable future. Cascade Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. As of October 31, 2009, we had $66.5 million of TPS outstanding with a weighted average interest rate of 2.83%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of October 31, 2009, accrued dividends were $1.38 million.

To build contingent liquidity in response to challenging deposit market conditions including restrictions on acceptance or renewal of brokered deposits, the Bank has worked to stabilize and retain local deposits, by accessing internet listing service deposits, and by reducing its loan balances. At December 31, 2009, liquid assets of the Bank are mainly balances held at FRB totaling $314.6 million compared to $294.3 million at prior quarter end and a negligible amount at December 31, 2008. Because of the economic situation, the condition of the bank and other uncertainties no assurance can be given as to the Company’s ability to maintain sufficient liquidity.

At December 31, 2009 the internet sourced deposits were approximately $195.1 million compared to a de minimus balance at year-end 2008. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. At December 31, 2009 wholesale brokered deposits totaled $116.5 million down from $147.9 million at December 31, 2008andlocal relationship based reciprocal CDARS deposits totaled $47.3 million at December 31, 2009 and $168.3 million at December 31, 2008 which are also technically classified as brokered deposits. The Bank is currently restricted from accepting or renewing brokered deposits.

Available borrowing capacity has been reduced as the Company drew on its available sources. At December 31, 2009, the FHLB had extended the Bank a secured line of credit of $767.1 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2009, the Bank had qualifying collateral pledged for FHLB borrowings totaling $341.9 million which was largely utilized by approximately $195.0 million in secured borrowings and $138.0 million FHLB letter of credit used for collateralization of Oregon public deposits held by the Bank. In addition, at December 31, 2009, the Bank had short-term borrowings from the FRB of approximately $0.2 million and the Bank also had undrawn borrowing capacity at FRB of approximately $83.2 million at December 31, 2009 that is currently supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

In 2008, the U.S. TLGP under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of notes under the TLGP. The issuance included $16 million floating rate and $25 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit. Historically a significant portion of such commitments (such as lines of credit) have expired or terminated without funding. In addition, more than one-third of total commitments pertain to various construction projects. Under the terms of such construction commitments, completion of specified project benchmarks must be certified before funds may be drawn. At December 31, 2009, the Bank had approximately $288.7 million in outstanding commitments to extend credit, compared to approximately $514.6 million at year-end 2008. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures in this item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein.

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

To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios routinely include a “stable” or unchanged scenario and an “estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “rising rates”, “declining rates”, and “alternate rising rates” are established to stress-test the impact of more dramatic rate movements that are perceived as less likely, but may still possibly occur. Next, net interest income and net income are simulated in each scenario. Note that earnings projections include the effect of estimated loan and deposit growth that management deems reasonable; however, such volume projections are not varied by rate scenario. Note also that the downturn in real estate has caused elevated levels of non-performing loans which lower reported NIM depending on the absolute volume of such assets. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates projected in various interest rate scenarios. Generally, projected market rates are reached gradually over the 2-year simulation horizon.

	Actual Market Rates at December 2009	Estimated Rates at December 2010	Declining Rates at December 2010	Alt. Rising Rates at December 2010	Rising Rates at December 2010
Federal Funds Rate	0.25%	0.75%	.063%	1.50%	3.25%
Prime Rate	3.25%	3.75%	3.063%	4.50%	6.50%
Yield Curve Spread Fed Funds to 10-year Treas.	3.78%	1.90%	1.94%	1.25%	0.55%

The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Estimated” rate scenario calculated as of this year end. The effect on earnings assumes no changes in non-interest income or expense between scenarios.

Estimated Rate Scenario compared to: |aR	First Twelve Month Average % Change in Pro-forma Net Interest Income	Second Twelve Month Average % Change in Pro-forma Net Interest Income	24th Month Annualized % Change in Pro-forma Net Interest Income
Declining Rate Scenario	(2.83%)	(8.04%)	(10.44%)
Alternate Rising Rate Scenario	0.00%	(0.01%)	0.00%
Rising Rate Scenario	0.00%	(0.00%)	2.53%

Management’s assessment of interest rate risk and scenario analysis must be considered in the context of market interest rates and overall economic conditions. The Federal Reserve is holding short term rates low in an effort to stimulate economic growth. The yield curve is unusually steep as a result. Rates are expected to rise toward the end of 2010 as the Fed reduces the excess liquidity in the monetary system.

In management’s judgment and at this date, the interest rate risk profile of the Bank is reasonably balanced within the most likely range of possible outcomes. The model indicates that should future interest rates actually follow the path indicated in the “estimated” rate scenario, the net interest margin would range between 3.40% and 3.66% all else being equal. However, with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely fall outside of this range should such interest rates actually occur. This is mainly because the Bank has a large portion of non-interest bearing funds (approximately 21% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. Thus in the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall to the low levels assumed in the declining scenario, yields on loans and securities would compress against an already low cost of funds. Also in this declining rate scenario, the model assumes an annualized 35% prepayment rate on loans currently outstanding that would refinance to lower rates, contributing to margin compression. Thus in the declining rate scenario where the federal fund rates fall to just 0.063%, the model indicates that the net interest margin could be 3.48% or less during the first 12 months of the forecast horizon, and 3.22% below during the second twelve months. Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of the cost of mitigating such risk and because the model suggests that the Bank would still generate satisfactory returns under such circumstances.

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

Interest Rate Gap Table

In the opinion of management, the use of interest rate gap analysis is less valuable than the simulation method discussed above as a means to measure and manage interest rate risk. This is because it is a static measure of rate sensitivity and does not capture the possible magnitude or pace of rate changes. At year-end 2009, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for re-pricing within one-year exceeded rate sensitive assets by approximately $277.7 million.

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

Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2009:

(Dollars in thousands)	Within 90 Days	After 90 days within One Year	After one year within Five Years	After Five Years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$24,190	$13,682	$42,201	$56,626	$136,699
Interest bearing balances with FRB	319,627	—	—	—	319,627
Loans	646,932	148,440	646,901	105,403	1,547,676
Total interest earning assets	$990,749	$162,122	$689,102	$162,029	$2,004,002
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$796,628	$—	$—	$—	$796,628
Savings deposits	29,380	—	—	—	29,380
Time deposits	147,019	272,484	160,173	15,081	594,757
Total interest bearing deposits	973,027	272,484	160,173	15,081	1,420,765
Junior subordinated debentures	54,898	—	—	13,660	68,558
Other borrowings	130,207	—	66,000	40,000	236,207
Total interest bearing liabilities	$1,158,132	$272,484	$226,173	$68,741	$1,725,530
Interest rate sensitivity gap	$(167,383)	$(110,362)	$462,929	$93,288	$278,472
Cumulative interest rate sensitivity gap	$(167,383)	$(277,745)	$185,184	$278,472	$278,472
Interest rate gap as a percentage of total interest earning assets	-8.35%	-5.51%	23.10%	4.66%	13.90%
Cumulative interest rate gap as a percentage of total earning assets	-8.35%	-13.86%	9.24%	13.90%	13.90%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheet of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 2008, and for the years ended December 31, 2008 and 2007, were audited by Symonds, Evans & Company, P.C., who merged with Delap LLP as of June 1, 2009, and whose report dated March 10, 2009, expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph that emphasized the Company’s current operating environment and financial condition.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses in 2009 and 2008, has a significant level of nonperforming assets, and is currently operating under written agreements with its principal banking regulators which require management to take a number of actions, including, among other things, restoring and maintaining capital levels to amounts that are in excess of the Company’s current capital levels. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2009. Management’s plans to address these matters are described in Notes 2 and 21. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ Delap LLP

Lake Oswego, Oregon
March 12, 2010

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Dollars in thousands)

	2009	2008
ASSETS
Cash and cash equivalents:
Cash and due from banks	$38,759	$46,554
Interest bearing deposits	319,627	162
Federal funds sold	936	2,230
Total cash and cash equivalents	359,322	48,946
Investment securities available-for-sale	133,755	107,480
Investment securities held-to-maturity, estimated fair value of $2,143 ($2,247 in 2008)	2,008	2,211
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,510,090	1,909,018
Premises and equipment, net	37,367	39,763
Core deposit intangibles	6,388	7,921
Bank-owned life insurance (BOLI)	33,635	33,568
Other real estate owned (OREO), net	29,609	52,727
Income taxes receivable	43,256	21,230
Accrued interest and other assets	27,975	44,971
Total assets	$2,193,877	$2,278,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$394,583	$364,146
Interest bearing demand	796,628	816,693
Savings	29,380	33,203
Time	594,757	580,569
Total deposits	1,815,348	1,794,611
Junior subordinated debentures	68,558	68,558
Other borrowings	195,207	248,975
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	—
Customer repurchase agreements	—	9,871
Accrued interest and other liabilities	28,697	21,053
Total liabilities	2,148,810	2,143,068
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 45,000,000 shares authorized; 28,174,163 shares issued and outstanding (28,088,110 in 2008)	159,617	158,489
Accumulated deficit	(116,204)	(23,124)
Accumulated other comprehensive income (loss)	1,654	(126)
Total stockholders’ equity	45,067	135,239
Total liabilities and stockholders’ equity	$2,193,877	$2,278,307

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, except per share amounts)

	2009	2008	2007
Interest and dividend income:
Interest and fees on loans	$101,081	$132,979	$165,361
Taxable interest on investment securities	5,089	4,451	5,160
Nontaxable interest on investment securities	138	189	283
Interest on interest bearing deposits	486	11	195
Interest on federal funds sold	17	31	187
Dividends on FHLB stock	—	111	42
Total interest and dividend income	106,811	137,772	171,228
Interest expense:
Deposits:
Interest bearing demand	7,267	15,541	30,727
Savings	73	135	202
Time	17,915	12,850	15,804
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	8,880	13,845	15,991
Total interest expense	34,135	42,371	62,724
Net interest income	72,676	95,401	108,504
Loan loss provision	113,000	99,593	19,400
Net interest income (loss) after loan loss provision	(40,324)	(4,192)	89,104
Noninterest income:
Service charges on deposit accounts, net	8,582	9,894	9,710
Mortgage banking income, net	2,827	2,100	2,730
Card issuer and merchant service fees, net	3,027	3,705	3,930
Earnings on BOLI	68	264	1,574
Gains on sales of investment securities available-for sale	648	436	260
Gain on sale of merchant card processing business	3,247	—	—
Other income	3,227	3,592	3,021
Total noninterest income	21,626	19,991	21,225
Noninterest expenses:
Salaries and employee benefits	33,149	33,708	36,344
Equipment	2,153	2,156	2,250
Occupancy	4,682	4,767	4,438
Communications	1,982	2,038	1,988
FDIC insurance	6,933	1,709	777
OREO	22,391	8,442	123
Professional services	7,362	2,896	2,296
Prepayment penalties on FHLB borrowings	2,081	—	—
Reduction in reserve for unfunded loan commitments	(335)	(2,124)	(50)
Goodwill impairment	—	105,047	—
Other expenses	13,569	15,032	14,428
Total noninterest expenses	93,967	173,671	62,594
Income (loss) before income taxes	(112,665)	(157,872)	47,735
Provision (credit) for income taxes	(19,585)	(23,306)	17,756
Net income (loss)	$(93,080)	$(134,566)	$29,979
Basic earnings (loss) per common share	$(3.32)	$(4.82)	$1.06
Diluted earnings (loss) per common share	$(3.32)	$(4.82)	$1.05

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, except per share amounts)

	Number of Shares	Comprehensive Income (Loss)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2006	28,330,259	$—	$162,199	$98,112	$765	$261,076
Comprehensive income:
Net income	—	29,979	—	29,979	—	29,979
Other comprehensive loss – unrealized losses on investment securities available-for-sale of approximately $70 (net of income taxes of approximately $43), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net income of approximately $162 (net of income taxes of approximately $98)	—	(232)	—	—	(232)	(232)
Total comprehensive income, net	—	$29,747	—	—	—	—
Nonvested restricted stock grants, net	40,904		—	—	—	—
Stock-based compensation expense	—		1,632	—	—	1,632
Cash dividends paid (aggregating $.37 per share)	—		—	(10,491)	—	(10,491)
Stock options exercised	146,109		1,979	—	—	1,979
Tax effect from non-qualified stock options exercised	—		548	—	—	548
Repurchases of common stock	(483,100)		(9,205)	—	—	(9,205)
Balances at December 31, 2007	28,034,172		157,153	117,600	533	275,286

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, except per share amounts)

	Number of Shares	Comprehensive Income (Loss)	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2007	28,034,172	$—	$157,153	$117,600	$533	$275,286
Comprehensive loss:
Net loss	—	(134,566)	—	(134,566)	—	(134,566)
Other comprehensive loss – unrealized losses on investment securities available-for-sale of approximately $385 (net of income taxes of approximately $242), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss of approximately $274 (net of income taxes of approximately $162)	—	(659)	—	—	(659)	(659)
Total comprehensive loss	—	$(135,225)	—	—	—	—
Nonvested restricted stock grants, net	42,433		—	—	—	—
Stock-based compensation expense	—		1,566	—	—	1,566
Cash dividends paid (aggregating $0.22 per share)	—		—	(6,158)	—	(6,158)
Stock options exercised	11,505		67	—	—	67
Tax effect from non-qualified stock options exercised	—		(297)	—	—	(297)
Balances at December 31, 2008	28,088,110		158,489	(23,124)	(126)	135,239

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, except per share amounts)

	Number of Shares	Comprehensive Income (Loss)	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2008	28,088,110	$—	$158,489	$(23,124)	$(126)	$135,239
Comprehensive loss:
Net loss	—	(93,080)	—	(93,080)	—	(93,080)
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $2,183 (net of income taxes of approximately $1,337), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss of approximately $402 (net of income taxes of approximately $246)	—	1,780	—	—	1,780	1,780
Total comprehensive loss, net	—	$(91,300)	—	—	—	—
Nonvested restricted stock grants, net	86,053		—	—	—	—
Stock-based compensation expense	—		1,258	—	—	1,258
Income taxes withheld on vested restricted stock	—		(130)	—	—	(130)
Balances at December 31, 2009	28,174,163		$159,617	$(116,204)	$1,654	$45,067

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(93,080)	$(134,566)	$29,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,185	5,443	4,541
Goodwill impairment	—	105,047	—
Loan loss provision	113,000	99,593	19,400
Provision (credit) for deferred income taxes	22,168	(11,870)	(6,841)
Discounts (gains) on sales of mortgage loans, net	(737)	367	(102)
Gains on sales of investment securities available-for-sale	(648)	(436)	(260)
Deferred benefit plan expenses	1,744	1,762	2,690
Stock-based compensation expense	1,258	1,566	1,632
Gains on sales of premises and equipment, net	(270)	(574)	(342)
Losses on sales of OREO	3,504	662	—
Increase in accrued interest and other assets	(29,099)	(21,625)	(2,569)
Increase (decrease) in accrued interest and other liabilities	4,809	(2,796)	(7,900)
Originations of mortgage loans	(177,206)	(121,663)	(170,095)
Proceeds from sales of mortgage loans	178,948	124,186	168,917
Net cash provided by operating activities	30,576	45,096	39,050
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(54,956)	(48,100)	(14,859)
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	21,670	23,329	34,137
Proceeds from sales of investment securities available-for-sale	10,137	425	525
Proceeds from maturities and calls of investment securities held-to-maturity	200	965	505
Purchases of FHLB stock	—	(3,481)	—
Loan reductions (originations), net	258,864	(59,658)	(173,712)
Purchases of premises and equipment, net	244	(3,555)	458
Proceeds from sales of OREO	28,441	6,676	2,227
Writedown of OREO	17,232	5,460	—
Net cash provided by (used in) investing activities	281,832	(77,939)	(150,719)
Cash flows from financing activities:
Net increase in deposits	20,737	127,473	5,522
Increase in TLGP senior unsecured debt	41,000	—	—
Net decrease in customer repurchase agreements	(9,871)	(8,743)	(25,404)
Net decrease in federal funds purchased	—	(14,802)	(375)
Proceeds from FHLB advances	140,000	1,353,477	505,000
Repayment of FHLB advances	(73,457)	(1,412,449)	(437,947)
Net increase (decrease) in other borrowings	(120,311)	(19,920)	89,524
Cash dividends paid	—	(6,158)	(10,491)
Proceeds from stock options exercised	—	67	1,979
Repurchases of common stock	—	—	(9,205)
Tax benefit (cost) from non-qualified stock options exercised	—	(297)	548
Income taxes withheld on vested restricted stock	(130)	—	—
Net cash provided by financing activities	(2,032)	18,648	119,151
Net increase (decrease) in cash and cash equivalents	310,376	(14,195)	7,482
Cash and cash equivalents at beginning of year	48,946	63,141	55,659
Cash and cash equivalents at end of year	$359,322	$48,946	$63,141

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Bancorp has also established four subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 12). In accordance with accounting principles generally accepted in the United States (GAAP), the accounts and transactions of these trusts are not included in the accompanying consolidated financial statements.

Effective July 1, 2009, the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (the ASC) became the FASB’s single source of authoritative GAAP for all public and non-public non-governmental entities. While the ASC does not change GAAP, all existing FASB and American Institute of Certified Public Accountants (AICPA) accounting literature, with certain exceptions, was superseded by and incorporated into the ASC. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Accordingly, all references to specific GAAP literature in these consolidated financial statements have been modified to reflect this change. Subsequent changes to GAAP will be incorporated into the ASC through the issuance of Accounting Standards Updates (ASUs). The adoption of the ASC did not impact the Company’s consolidated financial condition, results of operations or cash flows.

Certain amounts in 2008 and 2007 have been reclassified to conform with the 2009 presentation.

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

During 2009, the Company sold its merchant card processing business and certain miscellaneous assets utilized in connection with that business. Accordingly, the Company recognized a pre-tax net gain resulting from the sale of the merchant card processing business of approximately $3,247 during 2009.

Method of accounting

The Company prepares its consolidated financial statements in conformity with GAAP and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses and losses during the reporting periods. Actual results could differ from those estimates.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community banking industry and consist of traditional community banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and trust services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. The performance of the Company and the Bank is reviewed by the executive management team and the Company’s Board of Directors (the Board) on a monthly basis. All of the executive officers of the Company are members of the Bank’s executive management team, and operating decisions are made based on the performance of the Company as a whole. Accordingly, disaggregated segment information is not required to be presented in the accompanying consolidated financial statements, and the Company will continue to present one segment for financial reporting purposes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of collection), interest bearing deposits with Federal Reserve Bank of San Francisco (FRB) and Federal Home Loan Bank of Seattle (FHLB), and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts.

Supplemental disclosures of cash flow information

Noncash transactions resulted from unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 7; the transfer of approximately $26,059, $55,760 and $11,651 of loans to other real estate owned (OREO) in 2009, 2008 and 2007, respectively, and a $105,047 impairment of goodwill in 2008.

During 2009, 2008 and 2007, the Company paid approximately $32,279, $42,521 and $62,902, respectively, in interest expense.

During 2009, the Company did not make any income tax payments, and received income tax refunds of approximately $19,951. During 2008 and 2007, the Company made income tax payments of approximately $7,338 and $24,940, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2009, 2008 or 2007.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. Investment securities are valued utilizing a number of methods including quoted prices in active markets, quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from — or corroborated by — observable market data by correlation or other means.

Management determines the appropriate classification of securities at the time of purchase.

Gains and losses on the sales of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method generally over the period to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary impairment (OTTI) would result in write-downs of the individual securities to their fair value. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at December 31, 2009 and 2008 are temporary (see Note 4).

FHLB stock

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2009 and 2008, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

The Bank’s investment in FHLB stock — which has limited marketability — is carried at cost, which approximates fair value. GAAP provides that, for impairment testing purposes, the value of long-term investments such as FHLB stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of December 31, 2009, the FHLB reported that it had met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its regulator. The FHLB will not repurchase capital stock or pay a dividend while it is classified as undercapitalized. The FHLB has noted that its primary concern with meeting its risk-based capital requirements relates to the potential impact of OTTI charges that they may be required to record on their private label mortgage-backed securities. While the FHLB was undercapitalized as of December 31, 2009, the Company does not believe that its investment in FHLB stock is impaired. However, this estimate could change if: 1) significant OTTI losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

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

The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of reserve for loan losses is also subject to review by the bank regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan are analyzed — and reserves are categorized — into the allocated reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

The allocated portions of the reserve and the reserve for unfunded loan commitments are calculated by applying loss factors to outstanding loan balances and commitments to loan, segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends, portfolio concentrations and other conditions affecting the portfolio. In certain circumstances with respect to adversely risk rated loans, loss factors may utilize information as to estimated collateral values, secondary sources of repayment, guarantees and other relevant factors. The allocated portion of the consumer loan reserve is estimated based mainly upon a quarterly credit scoring analysis.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

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

The unallocated portion of the reserve is based upon management’s evaluation of various factors that are not directly measured in the determination of the allocated and specific reserves. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, internal and external risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio. The unallocated reserve may also be affected by review by the bank regulatory authorities who may require increases or decreases to the unallocated reserve based on their evaluation of the information available to them at the time of their examinations. Also, loss data representing a complete economic cycle is not available for all sections of the loan portfolio. Accordingly, the unallocated reserve helps to minimize the risk related to the margin of imprecision inherent in the estimation of allocated loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period.

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $704 and $1,039 at December 31, 2009 and 2008, respectively, and these amounts are included in accrued interest and other liabilities in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in noninterest expenses in the accompanying consolidated statements of operations.

Mortgage servicing rights (MSRs)

MSRs are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate and term (see also Note 7). Impairment adjustments, if any, are recorded through a valuation allowance.

Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received. The Company classifies MSRs as accrued interest and other assets in the accompanying consolidated balance sheets.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

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

Based on the results of an interim goodwill impairment test performed at December 31, 2008, the Company concluded that the estimated fair value of the Company’s reporting unit was less than its book value and the carrying amount of the Company’s reporting unit goodwill exceeded its implied fair value. Accordingly, this resulted in a noncash after-tax impairment charge of $105,047 during 2008, eliminating all previously recorded goodwill. Goodwill impairment was a noncash accounting adjustment that did not affect the Company’s reported cash flows, and the Company’s Tier 1 and total regulatory capital ratios were unaffected by this adjustment. The Company did not experience any goodwill impairment during 2009 or 2007.

Other intangible assets include core deposit intangibles (CDI) and other identifiable finite-life intangible assets which are being amortized over their estimated useful lives primarily under the straight-line method. The CDI arose from the acquisitions of F&M Holding Company (F&M) and Community Bank of Grants Pass (CBGP), and totaled approximately $6,388 and $7,921 at December 31, 2009 and 2008, respectively. The CDI is included in accrued interest and other assets in the accompanying consolidated balance sheets and is being amortized over an eight-year period for F&M and over a seven-year period for CBGP. Other intangible assets, exclusive of CDI, are not significant at December 31, 2009 and 2008.

Bank-owned life insurance (BOLI)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2009 and 2008, the Company had $26,105 and $26,315, respectively, of separate account BOLI and $7,530 and $7,253, respectively, of general account BOLI.

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. During 2009 and 2007, the fair value of the underlying investments plus the stable value wrap protection supported the cash surrender value of the separate account BOLI. During 2008, losses on the underlying investments in the separate account BOLI exceeded the support of the stable value wrap. As a result, the Company incurred losses of approximately $648 on the separate account BOLI in 2008, which is included in other noninterest expenses in the accompanying 2008 consolidated statement of operations. There can be no assurance that additional losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future.

OREO

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs; subsequent write-downs to net realizable value, if any; or any disposition gains or losses are included in noninterest expenses. The

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. Management considers third- party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the estimated fair value of particular properties. Net OREO was approximately $29,609 and $52,727 at December 31, 2009 and 2008, respectively, which is net of an allowance for losses in OREO of $5,481 and $5,340 as of December 31, 2009 and 2008.

Customer repurchase agreements

Prior to December 31, 2009, the Bank entered into repurchase agreements with customers who wished to deposit amounts in excess of the Federal Insurance Deposit Corporation (FDIC) insured limits. The Bank no longer offers this service and, therefore, there were no customer repurchase agreements outstanding as of December 31, 2009. At December 31, 2008, the Bank had $9,871 in customer repurchase agreements outstanding.

Advertising

Advertising costs are generally charged to expense during the year in which they are incurred.

Income taxes

The provision (credit) for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized. At December 31, 2009 the Company established a valuation allowance against its deferred tax assets (see Note 15).

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $121,000 and $130,000 were held in trust as of December 31, 2009 and 2008, respectively.

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

Cash dividend restriction

Payment of dividends by the Company and the Bank is subject to restriction by state and federal regulators and the availability of retained earnings (see Note 21).

Preferred stock

Beginning in 2008, the Company may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations, as determined by the Board. Preferred stock may be issued with or without voting rights, not to

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

exceed one vote per share, and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2009 and 2008, there were no shares of preferred stock issued and outstanding.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and the change in net unrealized appreciation or depreciation in the fair value of investment securities available-for-sale, net of taxes.

New authoritative accounting guidance

As previously discussed, on July 1, 2009, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

In December 2007, the FASB issued new authoritative guidance under ASC Topic 805, “Business Combinations”. The new authoritative guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. ASC Topic 805 also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. The new authoritative guidance in ASC Topic 805 was effective for business combination reporting for fiscal years beginning on or after December 15, 2008. The adoption of the new authoritative guidance in ASC Topic 805 as of January 1, 2009 did not have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new authoritative guidance under ASC Topic 810, “Consolidation”. ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC Topic 810 requires consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Under prior guidance in ASC Topic 810, net income (loss) attributable to the noncontrolling interest generally was reported as expense (income) in arriving at consolidated net income (loss). Additional disclosures are required as a result of the new authoritative guidance in ASC Topic 810 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The new authoritative guidance in ASC Topic 810 was effective for fiscal year’s beginning on or after December 15, 2008. The adoption of the new authoritative guidance in ASC Topic 810 as of January 1, 2009 did not have a significant effect on the Company’s consolidated financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued new authoritative guidance under ASC Topic 815, “Derivatives and Hedging”. ASC Topic 815 requires disclosure regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosure that is required under ASC Topic 815 includes: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new authoritative guidance in ASC Topic 815 also requires several added quantitative disclosures in financial statements. The new authoritative guidance in ASC Topic 815 became effective for the Company on January 1, 2009 and did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new authoritative guidance under the following three ASC’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

ASC Topic 320, “Investments — Debt and Equity Securities”, includes new authoritative accounting guidance which (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert that it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income or loss. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the interim period ended March 31, 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC Topic 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The revised provisions of ASC Topic 820 were effective for the period ended March 31, 2009 and did not have a significant effect on the Company’s consolidated financial statements.

Further new authoritative accounting guidance (ASU No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

ASC Topic 825, “Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of the new authoritative guidance in ASC Topic 825 were effective for the Company’s interim period ended on June 30, 2009, and did not have a significant effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance under ASC Topic 855 (formerly Statement No. 165) “Subsequent Events.” ASC Topic 855 was effective June 30, 2009 and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This topic does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic applies to both interim financial statements and annual financial statements. The adoption of the new authoritative guidance in ASC Topic 855 as of June 30, 2009 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance in ASC Topic 860 became effective January 1, 2010 and is not expected to have a significant impact on the Company’s future consolidated financial statements.

2. Going concern

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, management has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2009. The consolidated financial statements have been prepared based upon management’s judgment that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects that may result from the outcome of various uncertainties as discussed below.

The effects of the severe economic contraction caused the Company to incur net losses of $93,080 and $134,566, for the years ended December 31, 2009 and 2008, respectively. The 2008 net loss included a non-cash goodwill impairment charge of $105,047. The Company and the Bank do not currently meet the definition of an “adequately capitalized institution” and are thus operating under significant regulatory restrictions including a requirement to achieve certain capital requirements, enhance liquidity and improve the credit quality of the Bank’s assets (see Note 21). In response, the Company has implemented plans to meet

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

2. Going concern  – (continued)

the requirements of the August 27, 2009 agreement with the FDIC, its principal federal banking regulator, and the DFCS (the Order) which requires the Bank to take certain measures to improve its safety and soundness including an ongoing effort to raise capital. Additional plans and actions to preserve existing capital and to conserve liquidity include (1) improve asset quality and reduce non performing asset totals; (2) reduce loan portfolio totals and thereby reduce required capital; (3) retain core deposits while reducing brokered deposits; and (4) continued reduction of discretionary expenses.

With respect to its efforts to raise capital, in October 2009, the Company entered into agreements with private investors who committed to invest $65,000 into the Company on certain conditions. One condition was that the Company raise an additional $93,000 such that the net aggregate capital raised (after costs) would be at least $150,000. In early December 2009, the Company launched a public offering to meet this condition. However, the public offering was withdrawn in late December 2009 due to the inability to fill the minimums required in the offering. Despite the offering setback, the $65,000 million private equity commitments were extended through May 31, 2010 to allow the Company time to pursue additional private or public capital. The Company is presently in the process of discussions with several qualified private investors regarding the additional capital. Although management is aggressively pursuing additional capital, it is presently uncertain whether the Company will be successful in these efforts.

During 2009, the Company has reduced its level of nonperforming assets. This has been accomplished through sale, disposition, resolution and/or charge-off of such assets. Management believes it has taken appropriate action to charge-off or reserve estimated losses on loans on a timely basis, and expects that the 2010 level of loan loss provision and net charge-offs should be significantly lower as compared to 2009. The Company intends to continue the actions that have led to improved credit quality but it is presently uncertain whether the Company will be successful in these efforts.

Under the Order, the Bank may not generate or renew brokered deposits. Accordingly, it has focused on maintaining its core deposit base to help assure sufficient liquidity. Core deposits as of December 31, 2009 totaled $1,535 as compared to $1,446 as of December 31, 2008. This stabilization was achieved by attracting and retaining business, public and retail customers while minimizing uninsured deposit amounts. Brokered deposits have been decreasing as they mature in compliance with the Order. While the deposit environment remains challenging, the Company intends to continue actions to manage its core deposits but it is presently uncertain whether the Company will be successful in these efforts.

As discussed above, based upon its plans and expectations management believes the Company has sufficient capital and liquidity to achieve realization of assets and the discharge of liabilities in the normal course of business. However, uncertainties exist as to future economic conditions and regulatory actions, and the successful implementation of plans to improve the Company’s financial condition and meet the requirements of the Order. These uncertainties raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the lack of success in implementing the Company’s plans or the occurrence of other events that could adversely affect the Company’s condition or operations.

3. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB (approximately $5,066 and $9,993 at December 31, 2009 and 2008, respectively). Accordingly, the Bank complies with such requirements by holding cash and maintaining average reserve balances with the FRB in accordance with such regulations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

4. Investment securities

Investment securities at December 31, 2009 and 2008 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2009
Available-for-sale
U.S. Agency and non-agency mortgage-backed securities (MBS)	$114,560	$2,793	$714	$116,639
U.S. Government and agency securities	7,500	—	19	7,481
Obligations of state and political subdivisions	1,478	120	—	1,598
U.S. Agency asset-backed securities	7,108	478	—	7,586
Mutual fund	440	11	—	451
	$131,086	$3,402	$733	$133,755
Held-to-maturity
Obligations of state and political subdivisions	$2,008	$135	$—	$2,143

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008
Available-for-sale
U.S. Agency and non-agency MBS	$94,292	$607	$1,365	$93,534
U.S. Government and agency securities	8,273	453	—	8,726
Obligations of state and political subdivisions	1,503	32	5	1,530
U.S. Agency asset-backed securities	3,193	67	—	3,260
Mutual fund	423	7	—	430
	$107,684	$1,166	$1,370	$107,480
Held-to-maturity
Obligations of state and political subdivisions	$2,211	$36	$—	$2,247

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

4. Investment securities  – (continued)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2009
U.S. Agency and non-agency MBS	$22,931	$690	$2,581	$24	$25,512	$714
U.S. Government and agency securities	7,481	19	—	—	7,481	19
	$30,412	$709	$2,581	$24	$32,993	$733
2008
U.S. Agency and non-agency MBS	$56,029	$1,362	$183	$3	$56,212	$1,365
Obligations of state and political subdivisions	295	5	—	—	295	5
	$56,324	$1,367	$183	$3	$56,507	$1,370

The unrealized losses on U.S. Agency and non-agency MBS investments are primarily due to widening of interest rate spreads at December 31, 2009 and 2008 as compared to yields/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded for the years ended December 31, 2009 and 2008.

Management of the Company has the intent and ability to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2009, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

4. Investment securities  – (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-sale	Amortized Cost	Estimated Fair Value
Due one year or less	$1,308	$1,336
Due after one year through five years	1,195	1,267
Due after five years through ten years	9,257	9,358
Due after ten years	118,886	121,343
Mutual fund	440	451
	$131,086	$133,755
Held-to-maturity
Due one year or less	$200	$202
Due after one year through five years	1,611	1,726
Due after five years through ten years	197	215
	$2,008	$2,143

Investment securities with a carrying value of approximately $85,457 and $109,293 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, customer repurchase agreements (at December 31, 2008 only) and for other purposes as required or permitted by law.

The Company had no gross realized losses on sales of investment securities during the years ended December 31, 2009, 2008 and 2007. Gross realized gains on sales of investment securities during the years ended December 31, 2009, 2008 and 2007 are as disclosed in the accompanying consolidated statements of operations.

5. Loans

Loans at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Commercial	$420,155	$582,831
Real Estate:
Construction/lot	308,346	517,721
Mortgage	93,465	96,248
Commercial	675,728	703,149
Consumer	49,982	56,235
Total loans	1,547,676	1,956,184
Less reserve for loan losses	37,586	47,166
Loans, net	$1,510,090	$1,909,018

Included in mortgage loans at December 31, 2009 and 2008 were approximately $411 and $1,416, respectively, in mortgage loans held for sale. In addition, the above loans are net of deferred loan fees of approximately $3,281 and $4,697 at December 31, 2009 and 2008, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

5. Loans  – (continued)

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the Boise, Idaho area), and, accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local economic conditions in such markets.

In the normal course of business, the Bank participates portions of loans to third-parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2009 and 2008, the portion of these loans participated to third-parties (which are not included in the accompanying consolidated financial statements) totaled approximately $61,327 and $46,432, respectively.

6. Reserve for credit losses

Transactions in the reserve for loan losses and unfunded loan commitments for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Reserve for loan losses
Balance at beginning of year	$47,166	$33,875	$23,585
Loan loss provision	113,000	99,593	19,400
Recoveries	3,745	1,980	1,290
Loans charged off	(126,325)	(88,282)	(10,400)
Balance at end of year	$37,586	$47,166	$33,875
Reserve for unfunded loan commitments
Balance at beginning of year	$1,039	$3,163	$3,213
Credit for unfunded loan commitments	(335)	(2,124)	(50)
Balance at end of year	$704	$1,039	$3,163
Reserve for credit losses
Reserve for loan losses	$37,586	$47,166	$33,875
Reserve for unfunded loan commitments	704	1,039	3,163
Total reserve for credit losses	$38,290	$48,205	$37,038

At December 31, 2009, the Bank had approximately $288,749 in outstanding commitments to extend credit, compared to approximately $514,605 at December 31, 2008. During 2009 and 2008, the Company reduced its estimated reserves for unfunded commitments by $335 and $2,124, respectively, as a result of declining outstanding commitments and lower estimated funding rates.

The Bank’s operations, like those of other financial institutions operating in the Bank’s market, are significantly influenced by various economic conditions including local economies, the strength of the real estate market and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. Approximately 70% of the Bank’s loan portfolio at December 31, 2009 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. There has been a significant slow-down in the real estate markets due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. Recently, there have been tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate markets could materially and adversely affect the Bank’s business because a significant portion of the Bank’s loans are secured by real estate. The Bank’s ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

6. Reserve for credit losses  – (continued)

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

Loans on nonaccrual status at December 31, 2009 and 2008 were approximately $132,110 and $120,468, respectively. Interest income which would have been realized on such nonaccrual loans outstanding at year-end, if they had remained current, was approximately $9,177, $4,953, and $1,307 for the years ended December 31, 2009, 2008, and 2007, respectively.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at December 31, 2009 and 2008.

Total impaired loans as of December 31, 2009 and 2008 were as follows:

	2009	2008
Impaired loans with an associated allowance	$114,039	$120,468
Impaired loans without an associated allowance	33,543	—
Total recorded investment in impaired loans	$147,582	$120,468
Amount of the reserve for loan losses allocated to impaired loans	$106	$2,699

The average recorded investment in impaired loans was approximately $156,748 and $86,332 for the years ended December 31, 2009 and 2008, respectively. Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2009, 2008, and 2007 was insignificant.

At December 31, 2009, the Company had remaining commitments to lend of $328 related to loans accounted for as troubled debt restructurings (TDRs). The Company had no TDRs at December 31, 2008.

The following tables present information with respect to non-performing assets at December 31, 2009 and 2008:

	2009	2008
Loans on nonaccrual status	$132,110	$120,468
Loans past due 90 days or more but not on nonaccrual status	—	5
OREO	29,609	52,727
Total non-performing assets	$161,719	$173,200

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

7. Mortgage banking activities

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. However, it retained the right to service loans sold to the Federal National Mortgage Association (FNMA) with principal balances totaling approximately $543,000, $512,000 and $494,000 as of December 31, 2009, 2008 and 2007, respectively. These balances are not included in the accompanying consolidated balance sheets. The sales of these mortgage loans are subject to technical underwriting requirements and related repurchase risks. However, as of December 31, 2009 and 2008, management is not aware of any mortgage loans which will have to be repurchased.

Mortgage loans held for sale are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis. At December 31, 2009 and 2008, mortgage loans held for sale were carried at cost, which was less than the estimated market value.

On November 13, 2009, FNMA informed the Bank that — as a result of the Bank’s capital ratios falling below contractual requirements — the Bank no longer qualified as a FNMA designated mortgage loan seller or servicer and the Bank had until December 31, 2009 to improve its capital ratios to meet FNMA’s requirements. As of December 31, 2009, the Bank had not met such requirements, and, accordingly, FNMA has terminated the Bank’s rights to originate and sell mortgage loans directly to FNMA. In addition, FNMA now is in the process of terminating its mortgage servicing agreement with the Bank, upon which occurrence the Bank would no longer be allowed to service FNMA loans. Management is in the process of discussing such issues with FNMA and has been evaluating the prospective impact of this development. Possible outcomes include a reduction of the Company’s mortgage banking and mortgage servicing revenues in the future and sale or forced transfer of its mortgage servicing business to a third-party by FNMA. As a result of the actions by FNMA, the Company anticipates that the majority of mortgage loans originated in future periods will be sold to other third-parties and that the Bank will not retain servicing rights. The Company expects that this may result in a significant decrease to future net mortgage servicing income. Management believes that under the circumstances, FNMA will provide the Company with sufficient time to accomplish an orderly disposition of its MSRs. However, there can be no assurance that FNMA will provide for an orderly process nor that a reduction of mortgage banking revenues or possible impairment of MSRs will not occur. Because the estimated fair value of the Company’s MSRs exceeds book value at December 31, 2009, and because management believes it is unlikely FNMA will preemptively transfer the Company’s MSRs to a third-party, no impairment adjustment has been made in connection with this issue as of December 31, 2009. In addition, no valuation allowance for MSRs was recorded as of December 31, 2008 and 2007.

Transactions in the Company’s MSRs for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Balance at beginning of year	$3,605	$3,756	$4,096
Additions	1,873	989	839
Amortization	(1,531)	(1,140)	(1,179)
Balance at end of year	$3,947	$3,605	$3,756

The Company analyzes its MSRs by underlying loan type and interest rate (primarily fixed and adjustable). The estimated fair values are obtained through a independent third-party valuations, utilizing future cash flows which incorporate numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market-driven data. Additional adjustments may be made for other factors not directly related to the underlying cash flows of the mortgage servicing portfolio, as described below, Accordingly, changes in such assumptions could significantly affect the estimated fair values of the Company’s MSRs.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

7. Mortgage banking activities  – (continued)

At December 31, 2009 and 2008, the estimated fair value of the Company’s MSRs was approximately $4,229 and $4,572, respectively. As previously estimated, the Bank is in the process of attempting to sell its MSRs. Accordingly, at December 31, 2009, the fair value of MSRs was estimated using the average of two discounted cash flow analyses calculated by 3rd-party valuation experts, less estimated broker fees and other estimated costs of disposition. The key assumptions used in estimating the fair value of MSRs at December 31, 2008 included weighted-average mortgage prepayment rates of approximately 318% for the first year, 258% for the second year and 219% thereafter. A discount rate of 10% was applied in 2008.

Mortgage banking income, net, consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Origination and processing fees	$1,951	$1,363	$1,744
Gains on sales of mortgage loans, net	1,054	583	898
Servicing fees	1,353	1,294	1,267
Amortization	(1,531)	(1,140)	(1,179)
Mortgage banking income, net	$2,827	$2,100	$2,730

8. Premises and equipment

Premises and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Land	$9,148	$9,237
Buildings and leasehold improvements	30,420	30,796
Furniture and equipment	15,094	14,684
	54,662	54,717
Less accumulated depreciation and amortization	17,295	15,212
	37,367	39,505
Construction in progress	—	258
Premises and equipment, net	$37,367	$39,763

9. Core deposit intangibles (CDI)

Net unamortized CDI totaled $6,388 and $7,921 at December 31, 2009 and 2008, respectively. Amortization expense related to the CDI during the years ended December 31, 2009, 2008 and 2007 totaled $1,533, $1,581 and $1,580, respectively.

At December 31, 2009, the forecasted CDI annual amortization expense for each of the next five years is as follows:

2010	$1,476
2011	1,476
2012	1,476
2013	1,476
2014	484
$6,388

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

10. OREO

Transactions in the Company’s OREO for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Balance at beginning of year	$52,727	$9,765	$326
Additions	26,059	55,760	11,651
Dispositions	(49,036)	(7,458)	(2,212)
Change in valuation allowance	(141)	(5,340)	—
Balances at end of year	$29,609	$52,727	$9,765

OREO valuation adjustments have been recorded on certain OREO properties in 2009 and 2008. These expenses are included in OREO expense in the accompanying 2009 and 2008 consolidated statements of operations.

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$5,340	$—
Additions to the valuation allowance	17,232	5,460
Reductions due to sales of OREO	(17,091)	(120)
Balance at end of year	$5,481	$5,340

OREO expenses for the year ended December 31, 2009 consisted of $1,655 of OREO operating costs, $3,504 of losses on dispositions of OREO, and $17,232 of valuation allowances. OREO expenses for the year ended December 31, 2008 primarily consisted of $2,742 of OREO operating costs and $5,460 of valuation allowances. OREO expenses for the year ended December 31, 2007 were insignificant.

11. Time deposits

Time deposits in amounts of $100,000 or more aggregated approximately $280,000 and $349,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled annual maturities of all time deposits were approximately as follows:

2010	$419,485
2011	91,950
2012	44,323
2013	22,318
2014	1,543
Thereafter	15,138
$594,757

Included in the total time deposits are national market brokered time deposits that were part of the Company’s wholesale funding strategies in 2008. Also, the Bank utilizes the Certificate of Deposit Registry Program (CDARSTM)to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance. At December 31, 2009 and 2008, brokered time deposits were $116,476 and $147,900, respectively, and CDARS deposits totaled $47,287 and $168,246, respectively. The Company is restricted from renewing any brokered deposits under terms of the Order (see Note 21).

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

11. Time deposits  – (continued)

In addition, the Bank’s internet listing service deposits at December 31, 2009 and 2008 totaled $195,077 and $740, respectively, and are included in the above total time deposits. Such deposits are generated by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.

12. Junior subordinated debentures

The Company has established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2,058 at both December 31, 2009 and 2008, is included in accrued interest and other assets in the accompanying consolidated balance sheets.

The interest on TPS may be deferred at the sole determination of the issuer. Under such circumstances, the Company would continue to accrue interest but not make payments on the TPS. On April 27, 2009, the Company’s Board of Directors (the Board) elected to defer payment of interest on TPS until such time as resumption is deemed appropriate. Accrued interest on the TPS at December 31, 2009 was $1,704, and is included in accrued interest and other liabilities in the accompanying 2009 consolidated balance sheet.

The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows:

Issuance Trust	Issuance Date	Maturity Date	Junior Subordinated Debentures(A)	Interest Rate	Effective Rate at December 31, 2009
Cascade Bancorp Trust I(D)	12/31/2004	3/15/2035	$20,619	3-month LIBOR + 1.80%(C)	2.054%
Cascade Bancorp Statutory Trust II(E)	3/31/2006	6/15/2036	13,660	6.619%(B)	6.619%
Cascade Bancorp Statutory Trust III(E)	3/31/2006	6/15/2036	13,660	3-month LIBOR + 1.33%(C)	1.584%
Cascade Bancorp Statutory Trust IV(F)	6/29/2006	9/15/2036	20,619	3-month LIBOR + 1.54%(C)	1.794%
Totals			$68,558	Weighted- average rate	2.792%

(A)	The Junior Subordinated Debentures (Debentures) were issued with substantially the same terms as the TPS and are the sole assets of the related trusts. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts.
(B)	The Debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month London Inter-Bank Offered Rate (LIBOR) plus 1.33% thereafter until maturity.
(C)	The three-month LIBOR in effect as of December 31, 2009 was 0.25363%.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

12. Junior subordinated debentures  – (continued)

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

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at December 31, 2009, the TPS meet applicable regulatory guidelines to qualify as Tier I capital in the amount of $14.5 million and Tier 2 capital in the amount of $32.5 million. At December 31, 2008, the TPS met applicable regulatory guidelines to qualify as Tier I capital and Tier 2 capital in the amounts of $43.5 million and $23.0 million, respectively (see Note 21).

13. Other borrowings

The Bank is a member of the FHLB. As a member, the Bank has a committed line of credit up to 35% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At December 31, 2009, the Bank had outstanding borrowings under the committed lines of credit totaling $195,000 ($128,457 at December 31, 2008) of which $90,000 was at fixed interest at rates ranging from 2.29% to 3.71% and of which $105,000 was at variable interest rates ranging from 0.56% to 1.16%. In addition, at December 31, 2009, the Bank has a total of $138,000 in letters of credit issued by FHLB which are pledged to collateralize Oregon public deposits held by the Bank. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities and loans. At December 31, 2009, the Bank had remaining available maximum borrowings from the FHLB of approximately $418,578, given availability and sufficiency of eligible collateral. At December 31, 2009, the Bank had $8,868 in available borrowings from the FHLB based on existing collateral that had been pledged to the FHLB, and had additional collateral with which to pledge for borrowings totaling approximately $341,868. There can be no assurance that future advances will be allowed by the FHLB based upon the condition of the Bank (see Notes 2 and 21).

At December 31, 2009, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2011	$50,000
2012	85,000
2013	—
2014	10,000
2015	25,000
Thereafter	25,000
$195,000

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

13. Other borrowings  – (continued)

In December 2009, the Company elected to repay FHLB advances totaling approximately $48,500 (with maturities ranging from September 2010 to May 2025, and rates ranging from 1.87% to 6.62%) and receive two advances from the FHLB totaling $20,000 each. These advances mature in December 2011 and June 2012 at interest rates of one-month LIBOR plus a margin of 0.33% and prime minus a margin of 2.45%, respectively. In connection with the early repayment of the advances, the Company incurred prepayment penalties totaling $2,081.

At December 31, 2009, the Bank had approximately $83,383 in available short-term borrowings from the FRB, collateralized by certain of the Bank’s loans and securities. Such available borrowings include participation in the Treasury Tax and Loan (TT&L) program of the federal government, with access to this funding source limited to $300 and fully at the discretion of the U.S. Treasury. Of the total available FRB borrowings, at December 31, 2009, the Bank had approximately $207 ($120,518 at December 31, 2008) in total borrowings outstanding from the FRB. FRB borrowings at December 31, 2009 consisted of TT&L overnight borrowings at an interest rate of 0.25%.

At December 31, 2009, the Bank had $41,000 of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (TLGP) maturing February 12, 2012 bearing a weighted-average rate of 2.00%, exclusive of net issuance costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized on a straight line basis over the term of the debt.

14. Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2009 and 2008, the Bank had no material commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments at December 31, 2009 and 2008 is approximately as follows:

	2009	2008
Commitments to extend credit	$253,362	$465,500
Commitments under credit card lines of credit	28,455	30,522
Standby letters of credit	6,932	18,583
Total off-balance sheet financial instruments	$288,749	$514,605

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

14. Commitments, guarantees and contingencies  – (continued)

requirements. The Bank applies established credit related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty.

The Bank typically does not obtain collateral related to credit card commitments. Collateral held for other commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements. In the event that the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment was funded, the Bank would be entitled to seek recovery from the customer. The Bank’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those involved in extending loans to customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2009 and 2008, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements. The Bank also has certain lending commitments for conforming residential mortgage loans to be sold into the secondary market which are considered derivative instruments under GAAP. However, in the opinion of management, such derivative amounts are not significant, and, therefore, no derivative assets or liabilities are recorded in the accompanying consolidated financial statements.

Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2009, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2010	$1,813
2011	1,684
2012	1,617
2013	1,443
2014	1,091
Thereafter	6,086
$13,734

Total rental expense was approximately $2,395, $2,528 and $2,309 in 2009, 2008 and 2007, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

14. Commitments, guarantees and contingencies  – (continued)

Litigation

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities, including numerous matters related to loan collections and foreclosures. In the opinion of management, the ultimate disposition of these legal actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged a letter of credit issued by FHLB which collateralizes public deposits not otherwise insured by FDIC. At December 31, 2009 there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

15. Income taxes

The provision (credit) for income taxes for the years ended December 31, 2009, 2008 and 2007 was approximately as follows:

	2009	2008	2007
Current:
Federal	$(42,113)	$(11,915)	$20,682
State	360	479	3,915
	(41,753)	(11,436)	24,597
Deferred	22,168	(11,870)	(6,841)
Provision (credit) for income taxes	$(19,585)	$(23,306)	$17,756

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

15. Income taxes  – (continued)

The provision (credit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2009, 2008, and 2007 were approximately as follows:

	2009	2008	2007
Expected federal income tax provision (credit) at statutory rates	$(39,432)	$(55,255)	$16,707
State income taxes, net of federal effect	(5,948)	(2,860)	2,070
Effect of nontaxable income, net	(441)	(509)	(928)
Valuation allowance for deferred tax assets	26,757	—	—
Goodwill impairment	—	35,830	—
Other, net	(521)	(512)	(93)
Provision (credit) for income taxes	$(19,585)	$(23,306)	$17,756

The components of the net deferred tax assets and liabilities at December 31, 2009 and 2008 were approximately as follows:

	2009	2008
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$15,738	$19,171
Deferred benefit plan expenses, net	6,252	5,742
State net operating loss carryforwards	7,877	1,457
Tax credit carryforwards	1,493	—
Net unrealized losses on investment securities	—	78
Allowance for losses on OREO	3,003	2,124
Accrued interest on non-accrual loans	685	1,970
Other	641	797
Deferred tax assets	35,689	31,339
Valuation allowance for deferred tax assets	(26,757)	—
Deferred tax assets, net of valuation allowance	8,932	31,339
Deferred tax liabilities:
Accumulated depreciation and amortization	1,973	1,977
Deferred loan income	1,646	1,674
MSRs	1,590	1,434
Purchased intangibles related to F&M and CBGP	2,298	2,809
FHLB stock dividends	580	573
Net unrealized gains on investment securities	1,015	—
Other	845	626
Deferred tax liabilities	9,947	9,093
Net deferred tax assets (liabilities)	$(1,015)	$22,246

Due to recent tax law changes enacted in 2009, the Company can carry back its federal net operating losses from 2009 to offset federal taxes paid in the previous five years as opposed to the two-year carry back permitted under the prior tax laws. At December 31, 2009 and 2008, the Company has recorded income taxes

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

15. Income taxes  – (continued)

receivable of approximately $43,256 and $21,230, respectively, which are recorded in other assets in the accompanying consolidated balance sheets.

State net operating losses may only be carried forward to future years. At December 31, 2009, the Company had state net operating loss carryforwards of approximately $171,070, which expire at various dates from 2014 to 2030.

The valuation allowance for deferred tax assets as of December 31, 2009 was $26,757. There was no valuation allowance as of December 31, 2008. Management determined that a valuation allowance was required at December 31, 2009 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies.

The Company has evaluated its income tax positions as of December 31, 2009 and 2008. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest in penalties related to income tax matters as interest expense and other noninterest expense, respectively, in the consolidated statements of operations. The Company had no significant interest and penalties related to income tax matters during the years ended December 31, 2009, 2008 or 2007.

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

The numerators and denominators used in computing basic and diluted earnings (loss) per common share for the years ended December 31, 2009, 2008 and 2007 can be reconciled as follows:

	Net Income (Loss) (Numerator)	Weighted- average Shares (Denominator)	Per-share Amount
2009
Basic loss per common share –
Net loss	$(93,080)	28,001,110	$(3.32)
Effect of stock options and nonvested restricted stock	—	—
Diluted loss per common share	$(93,080)	28,001,110	$(3.32)
Common stock equivalent shares excluded due to antidilutive effect		123,194
2008
Basic loss per common share –
Net loss	$(134,566)	27,935,736	$(4.82)
Effect of stock options and nonvested restricted stock	—	—
Diluted loss per common share	$(134,566)	27,935,736	$(4.82)

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

16. Basic and diluted earnings (loss) per common share  – (continued)

	Net Income (Loss) (Numerator)	Weighted- average Shares (Denominator)	Per-share Amount
Common stock equivalent shares excluded due to antidilutive effect		236,129
2007
Basic earnings per common share –
Net income	$29,979	28,242,684	$1.06
Effect of stock options and nonvested restricted stock	—	334,720
Diluted earnings per common share	$29,979	28,577,404	$1.05

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

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2009 and 2008 was approximately as follows:

	2009	2008
Balance at beginning of year	$1,161	$1,007
Additions	443	2,139
Repayments	(526)	(1,985)
Balance at end of year	$1,078	$1,161

In addition, during the years ended December 31, 2009, 2008 and 2007, the Company incurred legal fees of approximately $446, $47 and $243 to firms in which certain directors were partners.

18. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions related to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $197, $1,078 and $1,977 for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009 and 2008 the Company’s contributions to the Plan consisted solely of employer matching contributions. The Company’s contributions to the Plan for the year ended December 31, 2007 consisted of employer matching contributions of $1,120 and profit sharing contributions of $857.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

18. Benefit plans  – (continued)

Other benefit plans

The Bank has deferred compensation plans for the Board and certain key executives and managers, and a salary continuation plan and a supplemental executive retirement (SERP) plan for certain key executives. In accordance with the provisions of the deferred compensation plans, participants can elect to defer portions of their annual compensation or fees. The deferred amounts generally vest as deferred. The deferred compensation plus interest is generally payable upon termination in either a lump-sum or monthly installments.

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2009 and 2008 was approximately $7,530 and $7,253, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $26,105 and $26,315 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $4,481 and $4,744, respectively. During 2009, two Board members received withdrawals from their deferred compensation accounts aggregating a total of approximately $400. In addition, during January 2010, the same two Board members withdrew an aggregate of approximately $386 from their deferred compensation accounts. All such withdrawals were pre-approved by the FDIC. The amount of expense charged to operations in 2009, 2008 and 2007 related to the deferred compensation plans was approximately $1,385, $1,495 and $1,744, respectively. As of December 31, 2009 and 2008, the liabilities related to the salary continuation and SERP plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $8,827 and $7,760, respectively. The amount of expense charged to operations in 2009, 2008 and 2007 for the salary continuation, SERP and fee continuation plans was approximately $1,257, $1,356 and $1,560, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the BOLI policies.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

19. Stock-based compensation plans  – (continued)

profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Board or Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. Under the 2008 Plan, for ISOs and NSOs, the option strike price must be no less than 100% of the stock price at the grant date. Prior to the approval of the 2008 Plan, the option strike price for NSOs could be no less than 85% of the stock price at the grant date. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from the date of grant. Other permissible stock awards include restricted stock grants, restricted stock units, stock appreciation rights or other similar stock awards (including awards that do not require the grantee to pay any amount in connection with receiving the shares or that have a purchase price that is less than the grant date fair market value of the Company’s stock.)

At December 31, 2009, 1,353,217 shares reserved under the stock-based compensation plans were available for future grants.

During 2009, the Company did not grant any stock options. During 2008 and 2007, the Company granted 400,130 and 139,962 stock options with a weighted-average fair value of $2.36 and $9.14 per option, respectively. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2008 and 2007:

	2008	2007
Dividend yield	3.9%	1.3%
Expected volatility	32.0%	29.9%
Risk-free interest rate	3.0%	4.8%
Expected option lives	7 years	6 years

The dividend yield was based on historical dividend information. The expected volatility was based on historical volatility of the Company’s common stock price. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules and historical exercise and forfeiture patterns.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

19. Stock-based compensation plans  – (continued)

The following table presents the activity related to options under all plans for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
	Options Outstanding	Weighted- average Exercise Price	Options Outstanding	Weighted- average Exercise Price	Options Outstanding	Weighted- average Exercise Price
Balance at beginning of year	1,089,091	$12.05	751,088	$13.34	770,095	$9.79
Granted	—	—	400,130	10.06	139,962	27.09
Exercised	—	—	(11,505)	5.67	(146,109)	6.86
Cancelled	(98,473)	11.54	(50,622)	15.39	(12,860)	21.06
Balance at end of year	990,618	$12.18	1,089,091	$12.05	751,088	$13.34
Exercisable at end of year	526,656		520,645		488,203

Stock-based compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 was approximately $593, $676 and $769, respectively. As of December 31, 2009 and 2008, unrecognized compensation cost related to nonvested stock options totaled $336and $1,159, respectively, which is expected to be recognized over a weighted-average life of less than two years.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2009 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Number of Options	Weighted- average Exercise Price
Under $5.00	115,672	$4.64	0.6	115,672	$4.64
$5.01 – $8.00	84,416	6.73	2.0	82,416	6.89
$8.01 – $12.00	466,252	9.81	6.6	140,737	9.07
$12.01 – $16.00	154,174	13.64	4.4	147,485	13.57
$16.01 – $22.00	50,532	20.35	6.0	38,471	20.23
$22.01 – $30.12	119,572	27.22	7.1	1,875	24.48
	990,618	$12.18	4.4	526,656	$9.89

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

19. Stock-based compensation plans  – (continued)

As of December 31, 2009, unrecognized compensation cost related to nonvested restricted stock totaled approximately $388, which is expected to be recognized over a weighted-average life of two years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2009, 2008 and 2007 was $665, $890 and $904, respectively. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2009:

	Number of Shares	Weighted- average Grant Date Fair Value per Share
Nonvested as of December 31, 2008	131,593	$17.70
Granted	86,880	2.13
Vested	(86,739)	2.72
Nonvested as of December 31, 2009	131,734	$14.68

Nonvested restricted stock is scheduled to vest over periods ranging from one to five years from the grant dates, with a weighted-average remaining vesting term of 1.9 years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

The Company has also granted awards of restricted stock units (RSUs). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the years ended December 31, 2009, 2008 and 2007. There was no unrecognized compensation cost related to RSUs at December 31, 2009 and 2008, as all RSUs were fully-vested. The following table presents the activity for RSUs for the year ended December 31, 2009:

	Number of Shares	Weighted- average Grant Date Fair Value per Share
Vested as of December 31, 2008	2,971	$8.75
Vested shares granted	8,840	2.50
Vested as of December 31, 2009	11,811	$4.07

20. Fair value measurements

ASC Topic 820 establishes a hierarchy for determining fair value measurements, includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

20. Fair value measurements  – (continued)

sources independent of the reporting entity including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs derived principally from, or corroborated by, observable market data by correlation or other means.
•	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the consolidated balance sheet date may differ significantly from the amounts presented herein.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to valuation hierarchy:

Investment securities:  Where quoted prices for identical assets are available in an active market, investment securities available-for-sale are classified within level 1 of the hierarchy. If quoted market prices for identical securities are not available then fair values are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows. The Company has categorized its investment securities available-for-sale as level 2, since a majority of such securities are MBS which are mainly priced in this latter manner.

Impaired loans:  In accordance with GAAP, loans measured for impairment are reported at estimated fair value, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. During 2009, impaired loans with a carrying value of $197,283 were reduced by specific valuation allowance allocations totaling $49,701 to a total reported value of $147,582 based on collateral valuations utilizing level 3 valuation inputs. During 2008, impaired loans with a carrying value of $169,729 were reduced by specific valuation allowance allocations totaling $49,261to a total reported value of $120,468 based on collateral valuations utilizing level 3 inputs.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

20. Fair value measurements  – (continued)

OREO:  The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value. Since many recent real estate sales could be termed “distressed sales”, since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates. Estimated costs to sell OREO were based on standard market factors. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. During 2009, OREO with a carrying value of $35,090 was reduced by specific valuation allowance allocations totaling $5,481 to a total reported value of $29,609 based on collateral valuations utilizing level 3 valuation inputs. During 2008, OREO with a carrying value of $58,067 was reduced by specific valuation allowance allocations totaling $5,340 to a total reported value of $52,727 based on collateral valuations utilizing level 3 inputs.

At December 31, 2009 and 2008, the Company had no financial liabilities measured at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis at December 31, 2009 and 2008 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2009
Investment securities available-for-sale	$—	$133,755	$—
Total recurring assets measured at fair value	$—	$133,755	$—
2008
Investment securities available-for-sale	$—	$107,480	$—
Total recurring assets measured at fair value	$—	$107,480	$—

Certain non-financial assets are also measured at fair value on a non-recurring basis. These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments. The Company has no non-financial liabilities measured at fair value on a non-recurring basis.

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at December 31, 2009 and 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2009
Impaired loans with specific valuation allowances	$—	$—	$114,039
Other real estate owned		—	29,609
	$—	$—	$143,648

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

20. Fair value measurements  – (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2008
Impaired loans with specific valuation allowances	$—	$—	$120,468
Other real estate owned		—	52,727
	$—	$—	$173,195

The Company did not change the methodology used to determine fair value for any financial instruments during the years ended December 31, 2009 and 2008. Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during these periods.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2009 and 2008.

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

Loans:  The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2009 and 2008 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

BOLI:  The carrying amount approximates the estimated fair value of these instruments.

OREO:  See above description.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

20. Fair value measurements  – (continued)

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2009 and 2008 rates offered on those instruments.

Junior subordinated debentures, other borrowings and TLGP senior unsecured debt:  The fair value of the Bank’s junior subordinated debentures, other borrowings (including federal funds purchased) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s December 31, 2009 and 2008 incremental borrowing rates for similar types of borrowing arrangements. However, as of December 31, 2009, the estimated fair value of the Bank’s junior subordinated debentures has been adjusted to reflect the possible negotiated exchange of such debentures for cash.

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2009 and 2008 were approximately as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$359,322	$359,322	$48,946	$48,946
Investment securities:
Available-for-sale	133,755	133,755	107,480	107,480
Held-to-maturity	2,008	2,143	2,211	2,247
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,510,090	1,504,232	1,909,018	1,950,602
BOLI	33,635	33,635	33,568	33,568
OREO	29,609	29,609	52,727	52,727
Financial liabilities:
Deposits	1,815,348	1,819,103	1,794,611	1,795,004
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	304,765	256,814	317,533	320,796
Customer repurchase agreements	—	—	9,871	9,867

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

21. Regulatory matters  – (continued)

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At December 31, 2009, the Company and the Bank do not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations.

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness.

In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of the Order based on certain findings from an examination of the Bank conducted in February 2009 based upon financial and lending data measured as of December 31, 2008 (the “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level. Management generally believes that at December 31, 2009 the Company is in substantial compliance with the requirements of the Order with the exception of requirements tied to or dependent upon execution of a capital raise as described below.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2009 and through the date of this report the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

In addition, pursuant to the Order, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its Board or to employ any new senior executive officer. Under the Order the Bank’s Board must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital. As of December 31, 2009 and through the date of this report, the requirement that the amount of classified loans as of the date of the Order be reduced to no more than 75% of capital has not been met. However, as required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

21. Regulatory matters  – (continued)

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the capital requirements of the Order, as of December 31, 2009, the Bank is targeting a minimum of approximately $150 million of additional equity capital. The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve the objectives set forth in the Order will successfully improve the Bank’s results of operations or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009 and as of December 31, 2009 and through the date of this report, management believes that the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon execution of a capital raise.

As outlined in the table below, as of December 31, 2009 the Company and the Bank had not complied with terms of the Order and Agreement to bring its capital ratios to the targeted levels.

The Company’s and Bank’s actual and required capital amounts and ratios are presented in the following tables. Note that the Company’s ratios are substantially below those of the Bank because regulatory calculations disallow portions of TPS from inclusion of capital at the Company level, but it is included as Tier 1 capital at the Bank level:

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

21. Regulatory matters  – (continued)

The Company’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory Minimum to Be “Adequately Capitalized”		Regulatory Minimum to Be “Well Capitalized” under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2009:
Tier 1 leverage (to average assets)	$53,636	2.4%	$89,433	4.0%	$111,791	5.0%
Tier 1 risked (to risk-weighted assets)	53,636	3.2	67,625	4.0	101,437	6.0
Total capital (to risk-weighted assets)	107,272	6.4	135,250	8.0	169,062	10.0
December 31, 2008:
Tier 1 leverage (to average assets)	$196,707	8.2%	$96,127	4.0%	$120,159	5.0%
Tier 1 capital (to risk-weighted assets)	196,707	8.9	87,968	4.0	131,951	6.0
Total capital (to risk-weighted assets)	224,701	10.2	175,935	8.0	219,919	10.0

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

21. Regulatory matters  – (continued)

The Bank’s actual and required capital amounts and ratios (exclusive of the 10% Tier 1 leverage ratio required under the Order) are presented in the following table:

	Actual		Regulatory Minimum to Be “Adequately Capitalized”		Regulatory Minimum to Be “Well Capitalized” under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2009:
Tier 1 leverage (to average assets)	$104,597	4.7%	$89,294	4.0%	$111,617	5.0%
Tier 1 capital (to risk-weighted assets)	104,597	6.2	67,535	4.0	101,302	6.0
Total capital (to risk-weighted assets)	125,919	7.5	135,069	8.0	168,836	10.0
December 31, 2008:
Tier 1 leverage (to average assets)	$194,051	8.1%	$95,998	4.0%	$119,997	5.0%
Tier 1 capital (to risk-weighted assets)	194,051	8.8	87,878	4.0	131,816	6.0
Total capital (to risk-weighted assets)	221,772	10.1	175,755	8.0	219,694	10.0

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

22. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$2,663	$2,697
Investment in subsidiary	110,499	199,080
Other assets	2,223	2,216
Total assets	$115,385	$203,993
Liabilities and stockholders’ equity:
Junior subordinated debentures	$68,558	$68,558
Other liabilities	1,760	196
Stockholders’ equity	45,067	135,239
Total liabilities and stockholders’ equity	$115,385	$203,993

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

22. Parent company financial information  – (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Income:
Interest and dividend income	$5	$18	$38
Gains on sales of investment securities available-for-sale	—	115	260
Total income	5	133	298
Expenses:
Administrative	1,569	1,945	2,001
Interest	2,287	3,466	4,679
Other	538	621	431
Total expenses	4,394	6,032	7,111
Net loss before credit for income taxes, dividends from the Bank and equity in undistributed net earnings (losses) of subsidary	(4,389)	(5,899)	(6,813)
Credit for income taxes	1,669	2,283	2,377
Net loss before dividends from the Bank and equity in undistributed net earnings (losses) of subsidiary	(2,720)	(3,616)	(4,436)
Dividends from the Bank	—	6,900	20,200
Equity in undistributed net earnings (loss) of subsidiary	(90,360)	(137,850)	14,215
Net income (loss)	$(93,080)	$(134,566)	$29,979

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Dollars in thousands, except per share amounts)

22. Parent company financial information  – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(93,080)	$(134,566)	$29,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dividends from the Bank	—	6,900	20,200
Equity in undistributed net (earnings) loss of subsidiary	90,360	130,950	(34,415)
Gains on sales of investment securities available-for-sale	—	(115)	(260)
Stock-based compensation expense	1,258	1,566	1,632
Increase in other assets	(6)	(4)	(5)
(Decrease) increase in other liabilities	1,564	(49)	12
Net cash provided by operating activities	96	4,682	17,143
Cash flows provided by investing activities:
Proceeds from sales of investment securities available-for-sale	—	425	525
Cash flows from financing activities:
Cash dividends paid	—	(6,158)	(10,491)
Repurchases of common stock	—	—	(9,205)
Proceeds from stock options exercised	—	67	1,979
Tax benefit (cost) from non-qualified stock options exercised	—	(297)	548
Income taxes withheld on vested restricted stock	(130)	—	—
Net cash used by financing activities	(130)	(6,388)	(17,169)
Net (decrease) increase in cash and cash equivalents	(34)	(1,281)	499
Cash and cash equivalents at beginning of year	2,697	3,978	3,479
Cash and cash equivalents at end of year	$2,663	$2,697	$3,978

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

Changes in Internal Controls

During 2009, the Company had no changes to identified internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), is responsible for preparing the Company’s annual consolidated financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Company’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Delap LLP, the independent registered public accounting firm who has also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Delap LLP’s report on the Company’s internal control over financial reporting appears on page 111 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on December 7, 2009. The record date for the meeting was October 26, 2009, at which time there were 28,156,483 shares of common stock outstanding. Holders of 24,737,657 shares (87.9%) were present at the meeting in person or by proxy. At the meeting, shareholders were asked to act upon, and ultimately voted to approve, the following three proposals:

Proposal 1.	To approve an amendment to our Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s Common Stock from 45,000,000 to 300,000,000:

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
23,792,834	825,493	11,933
Proposal 2.	To approve the issuance of up to $65 million of the Company’s Common Stock to investors in Private Offerings, which will result in such investors owning greater than 20% of the outstanding voting securities of the Company:

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
16,449,360	590,248	121,871
Proposal 3.	To approve an amendment to our Articles of Incorporation, as amended, to effect a one for ten reverse stock split of our Common Stock and payment of cash for resulting fractional shares:

Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
23,177,966	1,453,150	106,542

Although all of the above proposals passed at the special shareholders meeting, as a result of the Company’s unsuccessful efforts to raise capital and the previously announced withdrawal of the registration statement due to market and other conditions, none of the proposals have been implemented as of the date of this report.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the internal control over financial reporting of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements, and such report included an explanatory paragraph related to the Company’s ability to continue as a going concern.

/s/ Delap LLP

Lake Oswego, Oregon
March 12, 2010

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included in the section captioned “Executive Officers of the Registrant” in Part 1, Item 1, elsewhere in this report. Information concerning directors of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” and “Compliance with Section 16(a),” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2009 (the “Proxy Statement”), and is incorporated into this report by reference and under the heading Business-Executive Officers of the Registry in this report.

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
(3)	Exhibits. Exhibits filed with this Annual Report on Form 10-K or incorporated by reference from other filing are as follows:

3.1	Articles of Incorporation of Cascade Bancorp, as amended (incorporated herein by reference to exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws of Cascade Bancorp, as amended and restated (incorporated herein by reference to exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.1	Registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on form 10-SB, filed in January 1994, and incorporated herein by reference.
10.2	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as and exhibit to registrant’s Registration Statement on Form 10-SB, filed in January, 1994, and incorporated herein by referene.
10.3	Deferred Compensation Plans. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. filed as exhibit 10.5 to registrant’s Form 10-KSB filed December 31, 1995, and incorporated herein by reference.
10.5	Cascade Bancorp 2002 Equity Incentive Plan (incorporated by reference to exhibit 99.1 of the registrant’s filing on Form S-8/A filed April 23, 2003).
11.1	Earnings per Share Computation. The information called for by this item is located on page 92 of this Form 10-K Annual Report, and is incorporated herein by reference.
21.1	Subsidiaries of registrant.
23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

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

CASCADE BANCORP	CASCADE BANCORP
/s/ Patricia L. Moss Patricia L. Moss President/Chief Executive Officer	/s/ Gregory D. Newton Gregory D. Newton Executive Vice President/Chief Financial Officer
Date: March 12, 2010	Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerol E. Andres, Director Jerol E. Andres, Director/Vice Chairman	March 12, 2010 Date
/s/ Gary L. Hoffman Gary L. Hoffman, Director/Chairman	March 12, 2010 Date
/s/ Henry H. Hewitt Henry H. Hewitt, Director	March 12, 2010 Date
/s/ Judith A. Johansen Judith A. Johansen, Director	March 12, 2010 Date
/s/ Clarence Jones Clarence Jones, Director	March 12, 2010 Date
/s/ Patricia L. Moss Patricia L. Moss, Director/President & CEO	March 12, 2010 Date
/s/ Ryan R. Patrick Ryan R. Patrick, Director	March 12, 2010 Date
/s/ James E. Petersen James E. Petersen, Director	March 12, 2010 Date
/s/ Thomal M. Wells Thomal M. Wells, Director	March 12, 2010 Date