Form 10-Q
period 2010-03-31
CASCADE BANCORP
filed 2010-05-17
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,174,163 shares of no par value Common Stock as of May 14, 2010.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2010

INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Dollars in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,306	$38,759
Interest bearing deposits	315,292	319,627
Federal funds sold	210	936
Total cash and cash equivalents	343,808	359,322
Investment securities available-for-sale	142,187	133,755
Investment securities held-to-maturity	2,008	2,008
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,414,131	1,510,090
Premises and equipment, net	36,821	37,367
Core deposit intangibles	6,019	6,388
Bank-owned life insurance (BOLI)	33,635	33,635
Other real estate owned (OREO), net	29,876	29,609
Income taxes receivable	42,483	43,256
Accrued interest and other assets	25,137	27,975
Total assets	$2,086,577	$2,193,877

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$358,710	$394,583
Interest bearing demand	822,636	796,628
Savings	30,432	29,380
Time	521,323	594,757
Total deposits	1,733,101	1,815,348
Junior subordinated debentures	68,558	68,558
Other borrowings	195,219	195,207
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	41,000
Accrued interest and other liabilities	27,494	28,697
Total liabilities	2,065,372	2,148,810

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 45,000,000 shares authorized; 28,174,163 issued and outstanding	159,812	159,617
Accumulated deficit	(140,630)	(116,204)
Accumulated other comprehensive income	2,023	1,654
Total stockholders' equity	21,205	45,067
Total liabilities and stockholders' equity	$2,086,577	$2,193,877

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2010 and 2009
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$21,120	$26,981
Taxable interest on investments	1,571	1,309
Nontaxable interest on investments	26	35
Interest on federal funds sold	3	9
Interest on interest bearing deposits	145	1
Total interest income	22,865	28,335

Interest expense:
Deposits:
Interest bearing demand	1,505	1,943
Savings	17	19
Time	3,509	4,528
Federal funds purchased & other borrowings	1,724	2,121
Total interest expense	6,755	8,611

Net interest income	16,110	19,724
Loan loss provision	25,900	15,000
Net interest income (loss) after loan loss provision	(9,790)	4,724

Noninterest income:
Service charges on deposit accounts	1,720	2,150
Mortgage loan origination and processing fees	108	672
Gains on sales of mortgage loans, net	43	323
Gains on sales of investment securities available-for-sale	71	372
Card issuer and merchant services fees, net	623	772
Earnings on bank-owned life insurance	-	25
Other income	685	743
Total noninterest income	3,250	5,057

Noninterest expense:
Salaries and employee benefits	7,684	8,551
Occupancy & equipment	1,635	1,873
Communications	473	547
FDIC insurance	2,686	1,103
OREO	1,450	1,514
Other expenses	3,957	2,982
Total noninterest expense	17,885	16,570

Loss before income taxes	(24,425)	(6,789)
Credit for income taxes	-	(2,873)
Net loss	$(24,425)	$(3,916)

Basic loss per common share	$(0.87)	$(0.14)
Diluted loss per common share	$(0.87)	$(0.14)

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Total stockholders' equity at beginning of period	$45,067	$135,239

Comprehensive loss:
Net loss	(24,425)	(3,916)
Unrealized gains (losses) on securities available-for-sale	369	(1,136)
Comprehensive loss	(24,056)	(5,052)

Stock based compensation expense	194	337

Cancellation of shares for tax withholding	-	(30)

Total stockholders' equity at end of period	$21,205	$130,494

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009

Net cash provided by operating activities	$9,122	$11,742

Investing activities:
Proceeds from sales of investment securities available-for-sale	1,440	6,350
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	13,093	5,459
Purchases of investment securities available-for-sale	(22,457)	(5,152)
Net decrease in loans	62,737	8,895
Purchases of premises and equipment	-	(433)
Proceeds from sales of premises and equipment	-	168
Proceeds from sales of OREO	2,786	-
Net cash provided by investing activities	57,599	15,287

Financing activities:
Net increase (decrease) in deposits	(82,247)	45,260
Increase in TLGP senior unsecured debt	-	41,000
Net increase (decrease) in other borrowings and customer repurchase agreements	12	(46,624)
Net cash provided (used) by financing activities	(82,235)	39,636
Net increase (decrease) in cash and cash equivalents	(15,514)	66,665
Cash and cash equivalents at beginning of period	359,322	48,946
Cash and cash equivalents at end of period	$343,808	$115,611

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,458	$8,517
Income tax refund received	$-	$(8,100)
Loans transferred to other real estate	$3,765	$1,004

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), a one bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, “the Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.  In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods.  Actual results could differ from those estimates. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The condensed consolidated financial statements as of and for the year ended December 31, 2009 were derived from audited financial statements, but do not include all disclosures contained in the Company’s 2009 Annual Report to Shareholders.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2009 consolidated financial statements, including the notes thereto, included in the Company’s 2009 Annual Report to Shareholders.

Certain amounts for 2009 have been reclassified to conform with the 2010 presentation.

2.	Investment Securities

Investment securities at March 31, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
3/31/2010
Available-for-sale
U.S. Agency and non-agency mortgage-backed securities (MBS)	$124,200	$3,389	$413	$127,176
U.S. Agency asset-backed securities	14,280	541	269	14,552
Mutual fund	444	15	-	459
	$138,924	$3,945	$682	$142,187
Held-to-maturity
Obligations of state and political subdivisions	$2,008	$125	$-	$2,133

12/31/09
Available-for-sale
U.S. Agency and non-agency MBS	$114,560	$2,793	$714	$116,639
U.S. Government and agency securities	7,500	-	19	7,481
Obligations of state and political subdivisions	1,478	120	-	1,598
U.S. Agency asset-backed securities	7,108	478	-	7,586
Mutual fund	440	11	-	451
	$131,086	$3,402	$733	$133,755
Held-to-maturity
Obligations of state and political subdivisions	$2,008	$135	$-	$2,143

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
3/31/10
U.S. Agency and non-agency MBS	$24,153	$386	$3,369	$27	$27,522	$413
U.S. Agency asset-backed securities	5,016	269	-	-	5,016	269
	$29,169	$655	$3,369	$27	$32,538	$682

12/31/09
U.S. Agency and non-agency MBS	$22,931	$690	$2,581	$24	$25,512	$714
U.S. Government and agency securities	7,481	19	-	-	7,481	19
	$30,412	$709	$2,581	$24	$32,993	$733

The unrealized losses on U.S. Agency and non-agency MBS investments are primarily due to widening of interest rate spreads at March 31, 2010 and December 31, 2009 as compared to yields/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates.  Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities.  Furthermore, as of March 31, 2010, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

3.	Federal Home Loan Bank of Seattle (FHLB) Stock

The Bank’s investment in FHLB stock – which has limited marketability – is carried at cost, which approximates fair value.  GAAP provides that, for impairment testing purposes, the value of long-term investments such as FHLB stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value.  The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.  As of March 31, 2010, the FHLB reported that it had met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its regulator. The FHLB will not repurchase capital stock or pay a dividend while it is classified as undercapitalized.  The FHLB has noted that its primary concern with meeting its risk-based capital requirements relates to the potential impact of other than temporary impairment (OTTI) charges that they may be required to record on their private label mortgage-backed securities. While the FHLB was undercapitalized as of March 31, 2010, the Company does not believe that its investment in FHLB stock is impaired.  However, this estimate could change if: 1) significant OTTI losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; or 2) capital preservation strategies being utilized by the FHLB become ineffective.

4.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at March 31, 2010 and December 31, 2009 was as follows (dollars in thousands):

Loan portfolio	March 31, 2010	% of gross loans	December 31, 2009	% of gross loans	% Change Mar/Dec
Commercial	$382,318	26%	$420,155	27%	-9.0%
Real Estate:
Construction/lot/land development	233,404	16%	308,346	20%	-24.3%
Mortgage	93,102	6%	93,465	6%	-0.4%
Commercial	707,965	48%	675,728	44%	4.8%
Consumer	48,840	4%	49,982	3%	-2.3%
Total loans	1,465,629	100%	1,547,676	100%	-5.3%
Less reserve for loan losses	51,498		37,586		37.0%
Total loans, net	$1,414,131		$1,510,090		-6.4%

Total loans continue to be strategically reduced as a result of select loan sales or participations,  non- renewal of mainly transaction-only loans where the deposit relationship with the related customer was de minimus, as well as net charge-offs (particularly in the residential land development portfolio).  In addition, during the first quarter of 2010 commercial real estate loans increased and construction/lot/land development loans decreased resulting from construction completed on several commercial properties where terms and conditions were satisfied and space was leased sufficient to qualify for permanent commercial real estate loans.

Mortgage real estate loans include mortgage loans held for sale of approximately $0.1 million at March 31, 2010 and approximately $0.4 million at December 31, 2009.  In addition, the above loans are net of deferred loan fees of approximately $3.2 million at March 31, 2010 and $3.3 million at December 31, 2009.

Transactions in the reserve for loan losses and unfunded commitments for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Reserve for loan losses
Balance at beginning of perod	$37,586	$47,166
Loan loss provision	25,900	15,000
Recoveries	1,508	308
Loans charged off	(13,496)	(12,753)
Balance at end of period	$51,498	$49,721

Reserve for unfunded commitments
Balance at beginning of period	$704	$1,039
Provision (credit) for unfunded commitments	237	(335)
Balance at end of period	$941	$704

Reserve for credit losses
Reserve for loan losses	$51,498	$49,721
Reserve for unfunded commitments	941	704
Total reserve for credit losses	$52,439	$50,425

At March 31, 2010, the Bank had approximately $263.5 million in outstanding commitments to extend credit, compared to approximately $288.7 million at year-end 2009. The reduction is a function of completion of prior period construction draws as well as management of commitments to a lower level.  Reserves for unfunded commitments are classified as other liabilities in the accompanying condensed consolidated balance sheets.

5.	Non-Performing Assets (“NPA's”)

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. NPA balances have continued to stabilize during the first quarter of 2010 compared to the rapid growth experienced in the first half of 2009.  While this is a positive development no assurance can be given that NPA’s will not increase in the future.

At March 31, 2010, the Company had six troubled debt restructurings ("TDRs") totaling $38.6 million, of which $11.8 million is reported as non-accrual loans.  At December 31, 2009, the Company’s TDR’s totaled $27.3 million, of which $11.8 million was reported as non-accrual loans.  The TDRs at March 31, 2010 and December 31, 2009 are classified as impaired loans and, in the opinion of management, are reserved appropriately.

The following table presents information with respect to NPA’s at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009
Loans on non-accrual status	$130,824	$132,110
Loans past due 90 days or more but not on non-accrual status	10	-
OREO	29,876	29,609
Total NPA's	$160,710	$161,719

Selected ratios:
NPLs to total gross loans	8.93%	6.16%
NPAs to total gross loans and OREO	10.75%	7.94%
NPAs to total assets	7.70%	7.00%

The composition of NPA’s as of March 31, 2010 and December 31, 2009 was as follows (dollars in thousands):
	March 31, 2010	% of total	December 31, 2009	% of total
Commercial	$35,906	22%	$28,964	18%
Real Estate:
Development/Construction/lot	100,797	63%	107,501	66%
Commercial	23,411	15%	24,749	15%
Consumer/other	595	0%	505	0%
Total NPA's	$160,710	100%	$161,719	100%

The following table presents non-performing assets as of March 31, 2010 and December 31, 2009 by region (dollars in thousands):
Region	March 31, 2010	% of total NPA's	December 31, 2009	% of total NPA's
Central Oregon	$47,939	30%	$49,167	30%
Northwest Oregon	25,659	16%	27,042	17%
Southern Oregon	17,067	11%	17,758	11%
Total Oregon	90,665	56%	93,967	58%
Idaho	70,045	44%	67,752	42%
Grand total	$160,710	100%	$161,719	100%

A loan is considered to be impaired (non-performing) when it is determined probable that the principal and/or interest amounts due will not be collected according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower of cost or fair value, which may be determined based upon recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient basis by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.  Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the reserve for loan losses when management believes after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. See “Footnote 13 – Fair Value Measurements” for additional information related to fair value measurement.

At March 31, 2010, impaired loans carried at fair value totaled approximately $157.5 million and related specific valuation allowances were approximately $4.7 million.  At December 31, 2009, impaired loans were approximately $147.6 million and related specific valuation allowances were approximately $0.1 million.  Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant. The average recorded investment in impaired loans was approximately $173.2 million and $141.3 million for the three months ended March 31, 2010 and 2009, respectively.

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current operations, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful.  Interest income that was reversed and charged against income for the three months ended March 31, 2010 and 2009, was approximately $0.4 million and $0.5 million, respectively.

6.	Other Real Estate Owned (“OREO”), Net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$29,609	$52,727
Additions to OREO	3,765	2,815
Dispositions of OREO	(2,786)	(860)
Valuation adjustments in the period	(712)	(951)
Balance at end of period	$29,876	$53,731

7.	Mortgage Servicing Rights

At March 31, 2010 and December 31, 2009, the Bank retained servicing rights to mortgage loans with principal balances of approximately $526.8 million and $542.9 million, respectively.  Generally, loans which were sold with the servicing rights retained were sold to Federal National Mortgage Association (FNMA), a U.S. government sponsored enterprise.  The Company also sells certain mortgage originations servicing-released in the normal course of business to other mortgage companies.  Sold loans are not included in loan balances in the accompanying condensed consolidated balance sheets. The sales of these mortgage loans are subject to specific underwriting documentation standards and requirements, which may result in repurchase risk.

Mortgage servicing rights (MSRs) included in other assets in the accompanying condensed consolidated balance sheets are accounted for at the lower of origination value less accumulated amortization, or current fair value.  The net carrying value of MSRs was approximately $3.3 million at March 31, 2010 and $3.9 million at December 31, 2009.  The estimated fair value of MSRs was approximately $3.3 million at March 31, 2010 and $4.2 million at December 31, 2009.

Activity in MSRs for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands): (See MD&A – Non-Interest income).

	March 31,
	2010	2009
Balance at beginning of period	$3,947	$3,605
Additions	18	657
Amortization	(282)	(413)
Valuation adjustment	(380)	-
Balance at end of period	$3,303	$3,849

On May 4, 2010, the Bank entered into an agreement to sell its mortgage servicing assets. The Company is currently in the process of taking the necessary steps for execution of this purchase which it anticipates to be completed by June 2010.  In connection with the prospective sale, the Bank recorded a valuation adjustment against its MSRs in the amount of approximately $0.4 million as of March 31, 2010.  The Company is selling its mortgage servicing assets because it no longer qualifies as a FNMA designated mortgage loan seller or servicer as a result of the Bank’s capital ratios falling below contractual requirements.  The Company will originate mortgages for local customers on a fee for service basis only in the future.  The closing of such contracts will generally occur on the books of conduit lenders.  The Bank will no longer service loans under the FNMA designation.  Accordingly, the Bank’s mortgage income will be wholly dependent upon fees and costs incurred in the retail origination and sale of mortgages to wholesale investors.  The Bank’s mortgage income may be lower than prior methods, especially with the loss of ongoing mortgage servicing fee income.

8.	Deferred Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effect of the various temporary differences between the book value and tax basis of the various balance sheet assets and liabilities, and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

At March 31, 2010 and December 31, 2009, the Company had established a valuation allowance against 100% of its deferred tax assets.  Management determined that such valuation allowance was required  by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies.

9.	Junior Subordinated Debentures

At March 31, 2010, the Company had four subsidiary grantor trusts for the purpose of issuing TPS and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.  The weighted average interest rate of all TPS was 2.79% at March 31, 2010 and December 31, 2009.

During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. At March 31, 2010, the Company had a balance in other liabilities of $2.2 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The Company had recorded and continues to record junior subordinated debenture interest expense in the income statement.

10.	Other Borrowings

At March 31, 2010 the Bank had a total of $195.0 million in long-term borrowings from FHLB with maturities ranging from 2011 to 2017, bearing a weighted-average rate of 1.80% and $128.0 million in FHLB letters of credit used for collateralization of public deposits held by the Bank.  In addition, at March 31, 2010, the Bank had short-term borrowings with Federal Reserve Bank (“FRB”) of approximately $0.2 million.  Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”) maturing February 12, 2012 bearing a weighted average rate of 2.06%, exclusive of net issuance costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt.  At year-end 2009, the Bank had a total of $195.0 million in long-term borrowings from FHLB with maturities from 2010 to 2025.  In addition, at December 31, 2009, the Bank had short-term borrowings with FRB of approximately $0.2 million.  (See MD&A “Liquidity and Sources of Funds” for further discussion).

11.	Basic and Diluted loss per Common Share

The Company’s basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  The Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

The numerators and denominators used in computing basic and diluted loss per common share for the three months ended March 31, 2010 and 2009 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2010	2009
Net loss	$(24,425)	$(3,916)

Weighted-average shares outstanding - basic	28,044,009	27,961,121
Basic and diluted loss per common share	$(0.87)	$(0.14)

Common stock equivalent shares excluded due to antidilutive effect	488,604	114,054

12.	Stock-Based Compensation

During the three months ended March 31, 2010 the Company granted 766,250 stock options with a calculated fair value of $0.43 per option. The Company did not grant any equity grants for the three month period ended March 31, 2009.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the three months ended March 31, 2010:

Dividend yield	0.0%
Expected volatility	78.1%
Risk-free interest rate	3.1%
Expected option lives	7.9 years

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

The following table presents the activity related to stock options under all plans for the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2009	990,618	$12.18	4.4	$-
Granted	766,250	0.57	N/A	N/A
Exercised	-	-	N/A	N/A
Cancelled	(73,199)	7.00	N/A	N/A
Options outstanding at March 31, 2010	1,683,669	$7.12	5.7	$-
Options exercisable at March 31, 2010	595,619	$13.72	7.0	$-

Stock-based compensation expense related to stock options for the three months ended March 31, 2010 and 2009 was approximately $0.1 million and $0.2 million, respectively.  As of March 31, 2010, there was approximately $0.7 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

During the three months ended March 31, 2010, the Company granted 376,000 shares of nonvested restricted stock at a grant date fair value of $0.57 per share (approximately $214,000). The nonvested restricted stock is scheduled to cliff-vest three years from the grant date.

The following table presents the activity for nonvested restricted stock for the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)
Nonvested as of December 31, 2009	131,734	$14.68	N/A
Granted	376,000	0.57	N/A
Vested	(19,130)	20.72	N/A
Nonvested as of March 31, 2010	488,604	$3.58	2.73

Total expense recognized by the Company for nonvested stock for the three months ended March 31, 2010 and 2009 was approximately $0.1 million.  As of March 31, 2010, unrecognized compensation cost related to nonvested stock totaled approximately $0.7 million.  The nonvested stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

The Company has also granted awards of restricted stock units (RSUs). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the three months ended March 31, 2010 and 2009.  There was no unrecognized compensation cost related to RSUs at March 31, 2010 and 2009, as all RSUs were fully-vested.

13.	Fair Value Measurements

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

Impaired loans: In accordance with GAAP, loans measured for impairment are reported at estimated fair value, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  During the three months ended March 31, 2010, impaired loans with a carrying value of $139,093 were reduced by specific valuation allowance allocations totaling $8,270 to a total reported value of $130,823 based on collateral valuations utilizing level 3 valuation inputs.  During the three months ended March 31, 2009, impaired loans with a carrying value of $183,576 were reduced by specific valuation allowance allocations totaling $6,597 to a total reported value of $176,979 based on collateral valuations utilizing level 3 inputs.

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value.  Since many recent real estate sales could be termed “distressed sales”, since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates.  Estimated costs to sell OREO were based on standard market factors.  The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. During the three months ended March 31, 2010, OREO with a carrying value of $31,111 was reduced by specific valuation allowance allocations totaling $1,235 to a total reported value of $29,876 based on collateral valuations utilizing level 3 valuation inputs.  During the three months ended March 31, 2009, OREO with a carrying value of $54,682 was reduced by specific valuation allowance allocations totaling $951 to a total reported value of $53,731 based on collateral valuations utilizing level 3 inputs.

At March 31, 2010 and December 31, 2009, the Company had no financial liabilities measured at fair value on a recurring basis.  The Company’s financial assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Investment securities available - for - sale	$-	$142,187	$-
Total recurring assets measured at fair value	$-	$142,187	$-

December 31, 2009
Investment securities available - for - sale	$-	$133,755	$-
Total recurring assets measured at fair value	$-	$133,755	$-

Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments.  The Company has no non-financial liabilities measured at fair value on a non-recurring basis.

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Impaired loans with specific valuation allowances	$-	$-	$110,847
Other real estate owned	-	-	29,876
	$-	$-	$140,723

December 31, 2009
Impaired loans with specific valuation allowances	$-	$-	$114,039
Other real estate owned	-	-	29,609
	$-	$-	$143,648

The Company did not change the methodology used to determine fair value for any financial instruments during 2009.  Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during the first quarter of 2010.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2010 and December 31, 2009.

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

Loans:  The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using March 31, 2010 and December 31, 2009 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

OREO: See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand.  At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the March 31, 2010 and December 31, 2009 rates offered on those instruments.

Junior subordinated debentures, other borrowings and TLGP senior unsecured debt:  The fair value of the Bank’s junior subordinated debentures, other borrowings (including federal funds purchased) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s March 31, 2010 and December 31, 2009 incremental borrowing rates for similar types of borrowing arrangements.  However, as of March 31, 2010 and December 31, 2009, the estimated fair value of the Bank’s junior subordinated debentures has been adjusted to reflect the possible negotiated exchange of such debentures for cash.

Loan commitments and standby letters of credit:  The majority of the Bank’s commitments to extend credit have variable interest rates and are conditional on defined customer credit quality parameters. Standby Letters of Credit are similarly structured with conditional requirements and therefore the fair value of both items is not significant and not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2010 and December 31, 2009 were approximately as follows:

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$343,808	$343,808	$359,322	$359,322
Investment securities:
Available-for-sale	142,187	142,187	133,755	133,755
Held-to-maturity	2,008	2,133	2,008	2,143
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,414,131	1,406,183	1,510,090	1,504,232
BOLI	33,635	33,635	33,635	33,635
OREO	29,876	29,876	29,609	29,609

Financial liabilities:
Deposits	1,733,101	1,737,320	1,815,348	1,819,103
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	304,777	254,266	304,765	256,814

14.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At March 31, 2010 and December 31, 2009, the Company and the Bank did not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations.

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities (“DFCS”) which requires the Bank to take certain measures to improve its safety and soundness.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level.  Management generally believes that at March 31, 2010 the Company is in substantial compliance with the requirements of the Order with the exception of requirements tied to or dependent upon execution of a capital raise as described below.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of March 31, 2010 and through the date of this report the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

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

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital. As of March 31, 2010 and through the date of this report, the requirement that the amount of classified loans as of the date of the Order be reduced to no more than 75% of capital has not been met.  However, as required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.  At March 31, 2010, the Bank’s primary liquidity ratio was 24.24%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the capital requirements of the Order, as of March 31, 2010 the Bank is targeting a minimum of approximately $150 million of additional equity capital at the Bank level.  The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve the objectives set forth in the Order will successfully improve the Bank’s results of operations or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership, and could affect the Company’s ability to continue as a going concern.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires the Bank to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bank is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement.  The Company submitted a strategic plan on October 28, 2009 and as of March 31, 2010 and through the date of this report, management believes that the Company is in compliance with the terms of the Written Agreement with the exception of requirements  tied to or dependent upon execution of a capital raise.

As outlined in the table below, as of March 31, 2010 and December 31, 2009 the Company and the Bank failed to meet the minimum regulatory requirements for an “adequately capitalized” institution and had therefore not complied with terms of the Order and Written Agreement to bring its capital ratios to the targeted levels.

The Bank’s and Company’s actual and required capital amounts and ratios are presented in the following tables.  Note that the Company’s ratios are substantially below those of the Bank because regulatory calculations disallow portions of TPS from inclusion of capital at the Company level, but it is included as Tier 1 capital at the Bank level:

The Bank’s actual and required capital amounts and ratios (exclusive of the 10% Tier 1 leverage ratio required under the Order) are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2010:
Tier 1 leverage (to average assets)	$82,540	3.9%	$83,715	4.0%	$104,643	5.0%
Tier 1 capital (to risk-weighted assets)	82,540	5.1	65,091	4.0	97,636	6.0
Total capital (to risk-weighted assets)	103,284	6.4	130,182	8.0	162,727	10.0

December 31, 2009:
Tier 1 leverage (to average assets)	$104,597	4.7%	$89,294	4.0%	$111,617	5.0%
Tier 1 capital (to risk-weighted assets)	104,597	6.2	67,535	4.0	101,302	6.0
Total capital (to risk-weighted assets)	125,919	7.5	135,069	8.0	168,836	10.0

The Company’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2010:
Tier 1 leverage (to average assets)	$21,615	1.0%	$83,903	4.0%	$104,879	5.0%
Tier 1 risked (to risk-weighted assets)	21,615	1.3	65,245	4.0	97,867	6.0
Total capital (to risk-weighted assets)	43,230	2.7	130,489	8.0	163,112	10.0

December 31, 2009:
Tier 1 leverage (to average assets)	$53,636	2.4%	$89,433	4.0%	$111,791	5.0%
Tier 1 risked (to risk-weighted assets)	53,636	3.2	67,625	4.0	101,437	6.0
Total capital (to risk-weighted assets)	107,272	6.4	135,250	8.0	169,062	10.0

15.	New Authoritative Accounting Guidance

In June 2009, the FASB issued FASB Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets” (ASU 2009-16).  ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets,  including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance in ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17).  ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011, and management does not expect that the adoption of this disclosure requirement will have a significant effect on the Company’s future condensed consolidated financial statements.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements”  (ASU 2010-09), which amends certain subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors, and did not have a significant effect on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2010 and the operating results for the three months then ended, included elsewhere in this report.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2010; including its audited 2009 consolidated financial statements and the notes thereto as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 as well as the following factors: our inability to comply in a timely manner with the Order with the FDIC and the DFCS, under which we are currently operating, could lead to further regulatory sanctions or orders, which could further restrict our operations and negatively affect our results of operations and financial condition; local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our results of operations and financial condition; the local housing/real estate market could continue to decline for a longer period than we anticipate; the risks presented by a continued economic recession, which could continue to adversely affect credit quality, collateral values, including real estate collateral and OREO properties, investment values, liquidity and loan originations, reserves for loan losses and charge offs of loans and loan portfolio delinquency rates and may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, and the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon and the greater Boise area, specifically; we are seeking additional capital to improve capital ratios, but capital may not be available on acceptable terms or at all; interest rate changes could significantly reduce net interest income and negatively affect funding sources; competition among financial institutions could increase significantly; competition or changes in interest rates could negatively affect net interest margin, as could other factors listed from time to time in the Company’s SEC reports; the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and existing regulatory requirements, changes in regulatory requirements and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premium, could adversely affect the businesses in which we are engaged, our results of operations and financial condition.

These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Recent Developments

As previously disclosed, the Company continues to actively pursue a capital raise of a minimum of $150 million.  Of this total, $65 million previously committed by Lightyear Capital and large shareholder David F. Bolger continue in place through May 28, 2010 subject to certain conditions.  While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful. In addition to the capital raise, the Company  continues to implement the following operating plan to improve its financial condition 1) reduce loan portfolio to mitigate credit risk and conserve capital; 2) strive to maintain liquidity and expand core deposits and other funding sources; 3) reduce controllable non-interest expenses; and 4) retain high performing employees.  Because of the uncertainties of the current economic climate and other factors outside of its control, there can be no assurance that the implementation of this plan will be successful.

On May 4, 2010, the Bank entered into an agreement to sell its mortgage servicing assets. The Company is currently in the process of taking the necessary steps for execution of this purchase which it anticipates to be completed by June 2010.  In connection with the prospective sale, the Bank recorded a valuation adjustment against its MSRs in the amount of approximately $0.4 million as of March 31, 2010.  The Company is selling its mortgage servicing assets because it no longer qualifies as a FNMA designated mortgage loan seller or servicer as a result of the Bank’s capital ratios falling below contractual requirements.  The Company will originate mortgages for local customers on a fee for service basis only in the future.  The closing of such contracts will generally occur on the books of conduit lenders.  The Bank will no longer service loans under the FNMA designation.  Accordingly, the Bank’s mortgage income will be wholly dependent upon fees and costs incurred in the retail origination and sale of mortgages to wholesale investors.  Activity may be lower than prior methods, especially with the loss of ongoing mortgage servicing fee income.

On April 19, 2010, the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes states that an undercapitalized bank depository cannot hold aggregate public funds deposits in excess of 100% of the bank’s net worth, which equates to approximately $113.5 million in excess public deposits held at the Bank at that time.  The Bank has until July 20, 2010 to achieve compliance and has tendered a Capital plan to the Oregon State Treasury to achieve compliance and is working to implement this plan.   However, we can give no assurance that such efforts will be successful.  In addition, the reduction in public funds could reduce the Banks primary liquidity ratio to a level below that required by the Order which could result in further enforcement actions by the FDIC and/or DFCS.

Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Accounting policies related to the reserve for  loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.

For additional information regarding critical accounting policies, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates  included in the Company’s Form 10-K for the year ended December 31, 2009. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2009.

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

Highlights and Summary of Performance – First Quarter of 2010

First Quarter Performance:

•	Credit Quality: Reserve for credit losses increased to $52.4 million or 3.58% of total loans, up from $38.3 million and 2.47% at December 31, 2009.

•	Credit Quality: Non-performing assets (NPA’s) were stable at $160.7 million compared to $161.7 million at December 31, 2009.

•	Credit Quality: Net charge-offs were lower at $12.0 million compared to $43.5 million for the linked-quarter.

•	Total Loans: $82.0 million decline from December 31, 2009.

•	Total Deposits: $82.2 million decline from December 31, 2009 primarily due to decreased brokered deposits; down 5.7% compared to the year-ago period.

•
First Quarter Net Loss Per Share: of ($0.87) or ($24.4 million) mainly due to elevated provision for loan losses of $25.9.  This compared to a net loss per share of ($1.73) or ($48.5 million) for the linked-quarter and ($0.14) or ($3.9 million) for the year-ago quarter.

•	Liquidity Portfolio: Interest bearing balances held at FRB were approximately $286.9 million or 14% of assets to enhance liquidity.

•	Net Interest Margin (NIM): The NIM was 3.50% compared to 3.25% for the linked-quarter.

Cascade reported a first quarter 2010 net loss of ($24.4 million) or ($0.87) per share which is lower than the prior quarter’s net loss of ($48.5 million) or ($1.73) per share.  The quarterly loss was primarily due to an elevated loan loss provision expense to offset charge-offs and to increase our reserve for credit losses to approximately $52.4 million or 3.58% of gross loans compared to approximately $38.3 million or 2.47% at December 31, 2009.  NPA’s were stable at $160.7 million compared to $161.7 million for the linked-quarter and delinquent loans just 0.58% of gross loans compared to 0.65% at December 31, 2009.  Net charge-offs were $12.0 million for the first quarter of 2010 down from $43.5 million for the linked-quarter.  Net interest income was down $0.7 million for the first quarter of 2010 as compared to the linked-quarter, primarily due to reduced interest and loan fee income because the loan portfolio declined $82.0 million or 5.3% from the linked-quarter and was down 24.3% compared to the year-ago period.  This decline reflects the slower economy, the level of charge-offs and management’s actions to strategically reduce outstanding loans to mitigate credit risk going forward and to preserve capital.  Non-interest income decreased $0.3 million when compared to the linked-quarter and was $1.8 million below the year ago quarter primarily due to decreases in service charges and mortgage revenue.  Non-interest expense when compared to the linked-quarter was down by $11.1 million or 38.4% because the linked-quarter included higher OREO related expenses, certain costs of debt extinguishment and expenses related to our unsuccessful public capital raise in that period. In addition, salaries and benefits cost were down $0.5 million or 5.6% from the prior quarter.  As compared to the year ago quarter, noninterest expenses were up by $1.3 million primarily due to FDIC insurance expense of approximately $2.7 million for the quarter compared to $1.1 million for the year-ago quarter.

Total deposits at March 31, 2010, were $1.7 billion, down 5.8% compared to the year-ago quarter mainly as a result of decreased broker deposits.  Non-interest bearing deposits decreased 9.1% or $35.9 million compared to the linked-quarter and 11.9% from the year ago quarter due to both seasonal factors and  some business customer migration.  The decline was partially offset by higher interest checking (NOW) account balances which were up 7.4% from the linked-quarter and up 115.7% compared to a year-ago.  The increase from the year-ago period was largely due to increased public entity deposits.  Pursuant to the notice we received from the Oregon State Treasury discussed elsewhere in this report, we are required to reduce the public entity deposits to below 100% of the Bank’s net worth by July 20, 2010 and have tendered a plan to the Oregon State Treasury to meet this requirement.  Total time deposits were reduced by $46.1 million since year-end due to maturity of brokered deposits.  This decline was partially offset by higher internet sourced funds.  The Company is restricted from acquiring additional brokered deposits under the terms of the Order discussed above and is managing its deposit strategy accordingly.

The NIM was 3.50% for the first quarter of 2010 compared to 3.25% for the linked-quarter and 3.86% for the year-ago period.  The linked-quarter improvement was mainly due to reduced drag of short term balances held for liquidity purposes and reduced earning assets.  Federal Reserve Bank balances held for liquidity purposes were $286.9 million or approximately 14% of total assets at March 31, 2010 compared to $314.6 million at December 31, 2009.  During the quarter the funds held for liquidity purposes had the effect of lowering the Company’s NIM by approximately 40 basis points because such assets presently earn a low overnight rate of 0.25% which is below the average cost of funds.  The Company is required to hold liquid funds per the terms of the Order.  In addition, the NIM for this quarter was affected by approximately 11 basis points due to interest reversals on loans placed into a non-performing status.

At March 31, 2010, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.94%, 5.07% and 6.35%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized.” Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, pursuant to the Order, the Bank is striving to raise capital to meet the required Tier 1 leverage ratio of at least 10% to be considered “well-capitalized” Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios at the Holding Company level are lower than that at the Bank, primarily because holding company ratios disallow inclusion of trust preferred debentures which qualify as capital at the Bank itself.  Accordingly, the Company’s capital ratios are 1.03%, 1.33% and 2.65%, respectively.

Loan portfolio and credit quality

At March 31, 2010, Cascade’s loan portfolio was approximately $1.5 billion, down $79.4 million and $466.9 million when compared to the linked-quarter and a year-ago, respectively. Loans have declined primarily due to reduced demand owing to economic contraction, an increase in loan charge-offs and management’s strategic loan reduction program which has resulted in lower loan portfolio risk exposure and thereby helped to support regulatory capital ratios. The loan reduction plan has included select loan sales and loan participations as well as non-renewal of mainly transaction only loans where the Company does not consider itself to be the customer’s primary bank based upon the overall balance of its banking and deposit relationship with the customer.

First quarter provisioning expense of $25.9 million exceeded net charge-offs of $12.0 million thereby increasing reserves for credit losses to $52.4 million or 3.58% of loans. The Bank increased its level of pooled and unallocated reserves in response to risk rating changes and uncertainty as to current and prospective economic conditions.  In prior quarters provision expense and charge-offs had been primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  The Bank has successfully sold several non-performing loans and OREO properties in the past two quarters at or near its carrying value.  While this and other evidence seems to indicate that appraised values are beginning to stabilize, no assurance can be given that valuations may not decline further because nearly all sales of such properties are perceived by buyers as distressed and so subject to such pricing pressure.

At March 31, 2010, NPA’s were $160.7 million, or 7.7% of total assets compared to $161.7 million or 7.4% of total assets at December 31, 2009.  Because of the uncertain real estate market, no assurances can be given as to the timing of ultimate disposition of these NPA’s or that the sale price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management. In the past several quarters the Bank has been able to sell certain OREO properties and non performing loans to investors at or near their carrying value.  Carrying values reflect write-downs and charge off amounts previously taken on such assets.  However, future sales are subject to uncertainty because of the volatility of property value prices with respect to distressed assets.

Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) loan portfolios continue to perform well despite the adverse economic climate.  At March 31, 2010, total loans delinquent greater than 30 days were at 0.58% of total loans compared to 0.65% at December 31, 2009 with delinquencies in CRE and C&I portfolios at March 31, 2010 only 0.21% and 0.11%, respectively.  CRE and C&I delinquencies were 0.11% and 0.18% at December 31, 2009. CRE loans represent the largest portion of Cascade’s portfolio at 48% of total loans and the C&I loans represent 26% of total loans.  Credit quality challenges have been centered in the Bank’s residential land development and construction portfolios.  Ongoing favorable CRE and C&I credit metrics is attributable to the Company’s underwriting disciplines including guarantor support and secondary sources, as well as its granularity and our avoidance of conduit type lending.  However, due to the current economic challenges no assurance can be given that the favorable delinquency rates for CRE and C&I portfolios will continue.

At March 31, 2010, the total reserve for credit losses was $52.4 million or 3.58% of total loans.  Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. The reserve includes approximately $8.1 million or 18.4% in unallocated reserves which reflects qualitative risk factors such as level and trend of charge-off and recoveries; level and trend in delinquencies, nonaccrual loans and impaired loans; and experience, ability, and depth of lending management staff.  With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, we can give no assurances that the reserve will be adequate in future periods or that the level of NPA’s will not increase.  Further provisioning and charge-offs may be required before values stabilize. In addition, the level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require increases to the reserve based on their evaluation of the information available.

Deposits

Total deposits at March 31, 2010, were $1.7 billion, down 5.8% compared to the year-ago quarter mainly as a result of decreased broker deposits which declined $73 million compared to December 31, 2009.  As discussed elsewhere in this report, the Company is restricted from acquiring additional brokered deposits under the terms of the Order.

Non interest checking balances were down due to economic, seasonal and customer migration.  This was largely offset by an increase in NOW accounts due to higher public fund balances.  The Bank’s internet listing service deposits at March 31, 2010 were approximately $190.5 million, relatively unchanged from $191.6 at December 31, 2009 and $77.9 million a year ago. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.

To provide customer assurances, the Company is participating in the FDIC’s temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying less than 0.50%, which has been extended to December 31, 2010. Additionally, under recent changes from the FDIC, all interest bearing deposit accounts are insured up to $250,000 through December 31, 2013.

RESULTS OF OPERATIONS – Three Months ended March 31, 2010 and 2009

Income Statement

Net Loss

Net loss for the first quarter of 2010 was ($24.4 million) or ($0.87) per share, compared to a net loss of ($48.5 million) or ($1.73) per share for the linked-quarter and net loss of ($3.9 million) or (0.14) per share for the year ago period.  The quarterly loss was primarily due to an elevated loan loss provision expense to offset charge-offs and an increase in the reserve for credit losses to 3.58% of gross loans compared to 2.47% at December 31, 2009.  Compared to the linked-quarter, net interest income decreased $3.6 million for the quarter ended March 31, 2010 mainly due to lower loan balances and interest reversed and foregone on non performing loans.  Linked-quarter non-interest income was down primarily due to a decrease in mortgage revenue and non-interest expense increased $1.3 million for the quarter ended March 31, 2010, primarily due to an increase in FDIC insurance expense and other expenses, offset by a reduction in staffing expenses for the period.

Net Interest Income / Net Interest Margin

Yields on earning assets during the three months ended March 31, 2010 was 4.95% compared to 4.76% for the linked-quarter and 5.53% for the three months ended March 31, 2009.  The linked-quarter improvement was mainly due to reduced drag of short term balances held for liquidity purposes and reduced earning assets. The decline in yields from the year-ago period was mainly a result of declining market rates as well as the effect of interest forgone and reversed on non-performing loans. The average rate paid on interest bearing liabilities for the quarter ended March 31, 2010 was 1.66% compared to 1.82% for the linked-quarter and 2.00% for the first quarter of 2009.

For the quarter ended March 31, 2010 the NIM was 3.50% compared to 3.25% for the linked-quarter and 3.86% for the same period a year-ago.  Meanwhile, the overall cost of funds was down to 1.35% for the quarter ended March 31, 2010 compared to 1.64% for year-ago quarter. The lower NIM was primarily due to increases in interest bearing balances held with the Federal Reserve Bank reducing the margin by approximately 40 basis points compared to the year-ago quarter.  In addition, the NIM for the quarter ended March 31, 2010 was affected by approximately 11 basis points due to interest reversals on loans placed into a non-performing status.

Components of Net Interest Margin

The following table sets forth for the quarters ended March 31, 2010 and 2009 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended			Quarter ended
	March 31, 2010			March 31, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$143,783	$1,571	4.43%	$106,963	$1,308	4.96%
Non-taxable securities (1)	2,792	35	5.08%	3,731	53	5.76%
Interest bearing balances due from other banks	204,232	145	0.29%	1,239	1	0.33%
Federal funds sold	3,255	3	0.37%	16,670	9	0.22%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)(4)	1,513,852	21,195	5.68%	1,947,231	27,075	5.64%
Total earning assets/interest income	1,878,386	22,949	4.95%	2,086,306	28,446	5.53%
Reserve for loan losses	(39,752)			(47,483)
Cash and due from banks	63,404			54,068
Premises and equipment, net	37,158			39,728
Bank-owned life insurance	33,635			33,584
Accrued interest and other assets	125,428			104,865
Total assets	$2,098,259			$2,271,068

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$752,935	1,505	0.81%	$738,031	1,943	1.07%
Savings deposits	29,658	17	0.23%	34,047	19	0.23%
Time deposits	564,229	3,509	2.52%	668,181	4,528	2.75%
Other borrowings	304,805	1,724	2.29%	304,225	2,121	2.83%
Total interest bearing liabilities/interest expense	1,651,627	6,755	1.66%	1,744,484	8,611	2.00%
Demand deposits	374,549			385,780
Other liabilities	27,148			3,524
Total liabilities	2,053,324			2,133,788
Stockholders' equity	44,935			137,280
Total liabilities and stockholders' equity	$2,098,259			$2,271,068

Net interest income		$16,194			$19,835

Net interest spread			3.30%			3.53%

Net interest income to earning assets			3.50%			3.86%

(1)	Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2)	Average non-accrual loans included in the computation of average loans was approximately $152.1 million for 2010 and $141.3 million for 2009.
(3)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.6 million in 2010 and$0.8 million in 2009.
(4)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2010, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended
	March 31, 2010 vs. 2009
	Total	Volume	Rate
Interest income:
Interest and fees on loans	$(5,880)	$(6,026)	$146
Investments and other	383	573	(190)
Total interest income	(5,497)	(5,453)	(44)
Interest expense:
Interest bearing demand	(438)	39	(477)
Savings	(2)	(2)	-
Time deposits	(1,019)	(704)	(315)
Other borrowings	(397)	4	(401)
Total interest expense	(1,856)	(663)	(1,193)
Net interest income	$(3,641)	$(4,790)	$1,149

Loan Loss Provision

The loan loss provision for the quarter ended March 31, 2010 was $25.9 million, as compared to $15.0 million for the first quarter a year ago.  First quarter provisioning expense of $25.9 million exceeded net charge-offs of $12.0 million thereby increasing reserves for credit losses to $52.4 million or 3.58% of loans. The Bank increased its level of pooled and unallocated reserves in response to risk rating changes and uncertainty as to current and prospective economic conditions.  In prior quarters provision expense and charge-offs had been primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  The Bank has successfully sold several non-performing loans and OREO properties in the past two quarters at or near its carrying value.  While this and other evidence seems to indicate that appraised values are beginning to stabilize, no assurance can be given that valuations may not decline further because nearly all sales of such properties are perceived by buyers as distressed and so subject to such pricing pressure.  This increase was primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  In addition, the Bank has increased its level of pooled and unallocated reserves in response to the challenging economic environment.  At March 31, 2010, the reserve for credit losses (reserve for loan losses and loan commitments) was 3.58% of outstanding loans, as compared to 2.61% for the year ago period and 2.47% at December 31, 2009.  The level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require increases to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” in the Company’s Form 10-K.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-Interest Income

Non-interest income was $3.3 million for the quarter ended March 31, 2010, a decrease of 36.8% compared to the year ago quarter primarily due to a decreases in service charge revenue, net mortgage revenue and a decrease in gains on sales of investment securities.  Service charges were down $0.4 million or 20.3% primarily due to less usage of bounce/overdraft protection. Net mortgage revenue was down $0.9 million due a decrease in mortgage originations of 85.5% compared to the same period in 2009.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2010 was $17.8 million, an increase of 7.2% from the same period a year ago.  The 2010 increase was attributable to increases in FDIC insurance and other professional services, partially offset by a reduction in salaries and employee benefits expense.

OREO expenses were $1.5 million for the first quarter of 2010 and 2009.  In addition, FDIC deposit insurance assessments increased $1.6 million or 143.5% for the first quarter of 2010 when compared to the first quarter of 2009, reflecting the FDIC’s higher base assessment rate for 2010. FDIC premiums have increased due to the rise in financial institution failures in 2008 and 2009, the Company’s voluntary participation in the Temporary Liquidity Guarantee Program (“TLGP”) and the FDIC’s rates applicable to banks in the Company’s regulatory classification.  Meanwhile, the Company continued to see a reduction in salary expenses, and employee benefits expenses declined as staffing continues to be trimmed in response to the slowing economy.

Income Taxes

As of March 31, 2010, the Company had recorded refundable income taxes receivable of approximately $43.3 million related to the carryback of operating losses to prior years, which has been received subsequent to quarter-end. For the three months ended March 31, 2010 the Company has provided a 100% valuation allowance against its deferred tax assets so there was no credit for income taxes.  A credit for income taxes arose in the first quarter of 2009 due to an operating loss.  For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Form 10-K for the year ended December 31, 2009.

Financial Condition

Balance Sheet Overview

At March 31, 2010 total assets remained steady at $2.1 billion compared to year-end 2009.  Cash and cash equivalents were down slightly to $343.8 million or 16.3% of total assets at March 31, 2010 compared to year-end 2009. Total loans have been reduced by $82.0 million as compared to year-end 2009 primarily due to the slower economy and management’s actions to strategically reduce outstanding loans to mitigate credit risk going forward and to preserve capital.  Net charge-offs of $12.0 million for the quarter ended March 31, 2010, also contributed to the overall reduction in loan balances.  The reduction in loan balances has resulted in lower credit risk exposure and has helped to support the Bank’s regulatory capital ratios.

The Company had no material off balance sheet derivative financial instruments as of March 31, 2010 and December 31, 2009.

Capital Resources

The Company’s total stockholders’ equity at March 31, 2010 was $21.2 million, a decrease of $23.9 million from December 31, 2009.  The decrease primarily resulted from a net loss for the three months ended March 31, 2010.

Among the corrective actions required under the Order, are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of March 31, 2010 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.   Capital ratios for the Bank set forth below are substantially higher than the capital ratios at the Company level.  This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt.  At the Company level a substantial percentage of Trust Preferred debt is excluded from regulatory capital; while it is fully included at the Bank level.  At March 31, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 1.03%, 1.33% and 2.65%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.94%, 5.07% and 6.35%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” As discussed elsewhere in this report, as of March 31, 2010 and through the date of this report, the Bank has failed to meet this requirement of the Order.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2010, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at March 31, 2010 and December 31, 2009 is included in the following table (dollars in thousands):

	March 31, 2010	December 31, 2009

Commitments to extend credit	$229,853	$253,362
Commitments under credit card lines of credit	27,652	28,455
Standby letters of credit	5,953	6,932

Total off-balance sheet financial instruments	$263,458	$288,749

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

There are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements.

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

Bancorp is a single bank holding company and its primary ongoing source of liquidity is from dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank.  Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to Bancorp.  Pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Bancorp for the foreseeable future. Bancorp does not expect to pay any dividends for the foreseeable future. Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. As of March 31, 2010, Bancorp had $66.5 million of TPS outstanding with a weighted average interest rate of 2.79%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of March 31, 2010, accrued dividends were $2.2 million.

To build contingent liquidity in response to challenging deposit market conditions including restrictions under the Order on acceptance or renewal of brokered deposits, the Bank has worked to stabilize and retain local deposits, by accessing internet listing service deposits, and by reducing its loan balances.  At March 31, 2010, liquid assets of the Bank are mainly balances held at FRB totaling $286.9 million compared to $314.6 million at December 31, 2009.  Because of the economic downturn, the condition of the Bank and other uncertainties no assurance can be given as to the Company’s ability to maintain sufficient liquidity.

At March 31, 2010 internet sourced deposits were approximately $190.5 million compared to $195.1 million at year-end 2009. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.  At March 31, 2010 wholesale brokered deposits totaled $70.4 million down from $116.5 million at December 31, 2009 and local relationship based reciprocal CDARS deposits totaled $19.4 million at March 31, 2010 and $47.3 million at December 31, 2009 which are also technically classified as brokered deposits.  The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits.

At March 31, 2010, the FHLB had extended the Bank a secured line of credit of $711.6 million that may be accessed for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2010, the Bank had qualifying collateral pledged for FHLB borrowings totaling $335.1 million which was largely utilized by approximately $195.0 million in secured borrowings and $128.0 million FHLB letter of credit used for collateralization of Oregon public deposits held by the Bank.  In addition, at March 31, 2010, the Bank had short-term borrowings from the FRB of approximately $0.1 million and the Bank also had undrawn borrowing capacity at FRB of approximately $81.4 million at March 31, 2010 that is currently supported by specific qualifying collateral.  Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion.  Also, FRB or FHLB could restrict or limit our access to secured borrowings.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

In 2008, TLGP was established under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of notes under the TLGP.  The issuance included $16 million floating rate and $25 million fixed rate notes maturing February 12, 2012.

On April 19, 2010, the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes establish a maximum aggregate balance of 100% of the Banks net worth for Oregon public fund deposits for banks whose regulatory capital ratios are less than that required to be categorized “adequately capitalized”. This equates to approximately $113.5 million in excess public deposits held at the Bank at the time of notice.  The Bank has until July 20, 2010 to achieve compliance and has tendered a Capital plan to the Oregon State Treasury to achieve compliance and is working to implement this plan.   However, we can give no assurance that such efforts will be successful.  In addition, the reduction in public funds could reduce the Banks primary liquidity ratio to a level below that required by the Order which could result in further enforcement actions by the FDIC and/or DFCS.

Liquidity may be affected by the Bank’s routine commitments to extend credit.  At March 31, 2010, the Bank had approximately $263.5 million in outstanding commitments to extend credit, compared to approximately $288.7 million at year-end 2009. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures in this item are qualified by the Risk Factors set forth in Part II, Item 1A and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein.

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

Changes in Internal Controls

During the first quarter of 2010, the Company had no changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Before making an investment decision investors should carefully consider the specific risks detailed in this section and other risks facing the Company including, among others, those certain risks, uncertainties and assumptions identified herein by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations and other risks described in this Form 10-Q, the information in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s cautionary statements as to “Forward-Looking Statements” contained therein.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its Reserve for Loan Losses is maintained at an appropriate level. While the Bank successfully completed several of the measures under the Order as of March 31, 2010, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of March 31, 2010, and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

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

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital. As of March 31, 2010, and through the date of this report, the requirement that the amount of classified loans as of the date of the Order be reduced to no more than 75% of capital has not been met. However, as required by the Order, all assets classified as “Loss” in the Bank’s report of examination from February 2009 (the “ROE”) have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. At March 31, 2010, the Bank’s primary liquidity ratio was 24.24%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the 10% capital requirement of the Order, as of March 31, 2010, the Bank is targeting a minimum of approximately $150 million of additional equity capital. The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009, and as of March 31, 2010, and through the date of this report the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon execution of a capital raise.

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

At March 31, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 1.0%, 1.3% and 2.7%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.9%, 5.1% and 6.4%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized.” Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” We can provide no assurances that we will be able to raise additional capital in the foreseeable future given the present condition of financial markets. If we fail to raise additional capital or take other measures that will cause our regulatory capital levels to increase, regulators may take additional measures that could include receivership or a forced divestiture of our assets and deposits. Any such measures, if taken, may have a material adverse effect upon the value of our common stock.

Because of our condition and uncertainties as to the implementation of management plans there is doubt about our ability to continue as a going concern.

The condensed consolidated financial statements have been prepared based upon the Company’s judgment that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects that may result from the outcome of various uncertainties as discussed below.

The effects of the severe economic contraction caused the Company to incur net losses for the years ended December 31, 2009 and 2008. The Company and the Bank do not currently meet the definition of an “adequately capitalized institution” and are thus operating under significant regulatory restrictions including a requirement to achieve certain capital requirements, enhance liquidity and improve the credit quality of the Bank’s assets. In response, the Company has implemented plans to meet the requirements of the August 27, 2009 agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness (the Order) including an ongoing effort to raise capital. Additional plans and actions to preserve existing capital and to conserve liquidity include (1) improve asset quality and reduce non performing asset totals; (2) reduce loan portfolio totals and thereby reduce required capital; (3) retain core deposits while reducing brokered deposits; and (4) continued reduction of discretionary expenses.

Based upon its plans and expectations management believes the Company has sufficient capital and liquidity to achieve realization of assets and the discharge of liabilities in the normal course of business. However, uncertainties exist as to future economic conditions and regulatory actions, and the successful implementation of plans to improve the Company’s financial condition and meet the requirements of the Order. These uncertainties raise doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the lack of success in implementing its plans or the occurrence of other events that could adversely affect its condition or operations.

The Company may continue to be adversely affected by current economic and market conditions.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates. The current downturn in the economy and declining real estate values have had a direct and adverse effect on the financial condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Bank’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences have experienced reduced ability to service their loan obligations and the market value of underlying collateral has decreased dramatically. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company, leading to a net loss for 2008 and 2009 and three months ended March 31, 2010. It is expected that the level of provisioning expense and charge-offs will significantly decrease in 2010 as compared to 2009.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by the DFCS, the FDIC, and the Federal Reserve. Our compliance with these laws and regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

The Company has a significant concentration in real estate lending. The sustained downturn in real estate within the Company’s markets has had and is expected to continue to have a negative impact on the Company.

Approximately 71% of the Bank’s loan portfolio at March 31, 2010 consisted of loans secured by real estate located in Oregon and Idaho. Declining real estate values and a severe constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially. During 2008 and 2009, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. We will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

In addition, the Bank’s loans in other real estate portfolios including commercial construction and commercial real estate have experienced and are expected to continue to experience reduced cash flow and reduced collateral value. Approximately 48% of the Bank’s loan portfolio at March 31, 2010, consisted of loans secured by commercial real estate. Nationally, delinquencies in these types of portfolios are increasing significantly. While our portfolios of these types of loans have not been as adversely impacted as residential loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations.

The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect our results of operations.

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve. Our reserve for loan losses was 32.0% and 30.7% of NPA’s at March 31, 2010 and 2009, respectively. If real estate markets deteriorate further, we expect that we may continue to experience increased delinquencies and credit losses. While economic conditions have stabilized on a national level, conditions could worsen, potentially resulting in higher delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

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

Liquidity is essential to our business. Our primary funding source is commercial and retail deposits of our customers, brokered deposits, advances from the FHLB, FRB discount window and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future depending on adverse results of operations, financial condition or capital ratings or regulatory restrictions. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. At the onset of the economic downturn in 2007 and through 2008 and early 2009 core deposits declined because customers in general experienced reduced funds available for core deposits. As a result, the amount of our wholesale funding increased. Core deposits stabilized in late 2009, and the Company has established a significant liquidity reserve as of March 31, 2010. However our ability to borrow or attract and retain deposits in the future could be adversely affected by our financial condition, regulatory restrictions, or impaired by factors that are not specific to us, such as FDIC insurance changes including the expiration of TAG program, or further disruption in the financial markets or negative views and expectations about the prospects for the banking industry. We are presently restricted from accepting additional brokered deposits, including the Bank’s reciprocal Certificate of Deposit Account Registry Service (“CDARs”) program. As of March 31, 2010, we had outstanding brokered deposits totaling $70.4 million, 100% of which will mature in 2010.

The Bank’s primary counterparty for borrowing purposes is the FHLB, and liquid assets are mainly balances held at the FRB. Available borrowing capacity has been reduced as we drew on our available sources. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the bank or the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion, and the FRB or FHLB could restrict or limit our access to secured borrowings. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment. In addition, collateral pledged against public deposits held at the Bank has been increased under Oregon law to more than 110% of such balances. The Bank is a public depository and, accordingly, accepts deposit funds that belong to, or are held for the benefit of, the State of Oregon, political subdivisions thereof, municipal corporations and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The maximum liability is dependent upon potential changes in regulations, bank failures and the level of public fund deposits, all of which cannot be presently determined. Liquidity also may be affected by the Bank’s routine commitments to extend credit. These circumstances have the effect of reducing secured borrowing capacity.

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

The Bank is limited on deposit balances held in public funds accounts.

On April 19, 2010, the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes establish a maximum aggregate balance of 100% of the Banks net worth for Oregon public fund deposits for banks whose regulatory capital ratios are less than that required to be categorized “adequately capitalized”. This equates to approximately $113.5 million in excess public deposits held at the Bank at the time of notice.  The Bank has until July 20, 2010 to achieve compliance and has tendered a Capital plan to the Oregon State Treasury to achieve compliance and is working to implement this plan.   However, we can give no assurance that such efforts will be successful.  In addition, the reduction in public funds could reduce the Banks primary liquidity ratio to a level below that required by the Order which could result in further enforcement actions by the FDIC and/or DFCS.

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

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. At March 31, 2010, we had OREO with a carrying value of $29.9 million relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

The Company is not in compliance with certain continued listing requirements of the NASDAQ Stock Market.

On December 17, 2009, the Company received a notice letter from The NASDAQ Stock Market regarding its non-compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share. The Company’s common stock has failed to meet the $1.00 minimum bid price for 30 consecutive business days. In accordance with Rule 5810(b) of the NASDAQ Marketplace Rules, the Company has a 180 calendar day grace period, or until June 15, 2010, to comply with the minimum bid price requirement. To regain compliance, the bid price must meet or exceed $1.00 per share for at least ten consecutive business days prior to June 15, 2010. The Company will continue to evaluate its options with respect to meeting this listing qualification within the time period required. If the Company does not regain compliance with the minimum bid price rule by June 15, 2010, NASDAQ will again provide written notification that the Company’s securities are subject to potential delisting. At that time, the Company may appeal the delisting determination to a NASDAQ listing qualifications hearings panel.  A delisting of the Company’s common stock from the NASDAQ Stock Market would have a material adverse effect on the liquidity of its common stock and could have an adverse impact on the Company's financial condition.

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

On November 12, 2009, the FDIC issued a final rule pursuant to which all insured depository institutions were required to prepay on December 31, 2009, their estimated assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the rule, however, the FDIC has the authority to exempt an institution from the prepayment requirements if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution. The Bank has received an exemption from the prepayment requirements. The Bank will continue to pay its insurance assessments on a quarterly basis.

We also participate in the TLGP for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee program in 2009 generally paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. The guarantee program has been extended through December 31, 2013. Beginning in 2010, participants will be assessed at an annual rate of between 15 and 25 basis points on the amounts in the guaranteed accounts in excess of the amounts covered by the FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies as well. These charges, along with the full utilization of our FDIC deposit insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions have significantly increased our noninterest expense in 2009 and will likely do so for the foreseeable future.

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

Cascade Bancorp is a separate legal entity from the Bank and substantially all of our revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations. In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditors. Because of the elevated credit risk and associated loss incurred in 2008 and 2009, regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, pursuant to the Order, the Bank is required to seek permission prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Cascade Bancorp for the foreseeable future. Cascade Bancorp does not expect to pay any dividends for the foreseeable future. Cascade Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. As of March 31, 2010, we had $66.5 million of TPS outstanding with a weighted average interest rate of 2.79%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of March 31, 2010, accrued dividends were $2.18 million. If the Bank is unable to pay dividends to Cascade Bancorp in the future, Cascade Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

FNMA is no longer allowing the Bank to sell its mortgages to FNMA and may potentially force the sale of our MSR’s

The Bank has entered into a purchase agreement to sell its mortgage servicing assets.  The Company is in process of taking steps necessary for execution of this purchase which it anticipates to complete by June 2010.  In connection with the prospective sale, the Bank recorded a valuation adjustment in the amount of $0.4 million as of March 31, 2010. No valuation allowance for MSRs was recorded during the quarter ended March 31, 2009. The Company is selling the mortgage servicing asset and business because it no longer qualifies as a FNMA designated mortgage loan seller or servicer as a result of the Bank’s capital ratios falling below contractual requirements.  The Company will originate mortgages for local customers on a fee for service basis only in the future.  The closing of such contracts will generally occur on the books of conduit lenders.  The Bank will no longer service loans under the FNMA designation.  Accordingly, the Bank’s mortgage income will be wholly dependent upon fees and costs incurred in the retail origination and sale of mortgages to wholesale investors.  The Bank’s mortgage income may be lower than prior methods, especially with the loss of ongoing mortgage servicing fee income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future.  As of March 31, 2010, the Company was authorized to repurchase up to an additional 940,426 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date May 14, 2010	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date May 14, 2010	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer