Form 10-K/A
period 2009-12-31
CASCADE BANCORP
filed 2010-08-23
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Cascade Bancorp (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10−K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original Filing”), to restate the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009, and amend related disclosures in the Selected Financial Data, Risk Factors, Management’s Discussion and Analysis, and the Disclosure Controls and Procedures sections. In addition, the Company updated the exhibits list to correct administrative/clerical error. This Amendment is primarily related to an examination by banking regulators of Bank of the Cascades, the Company’s wholly-owned subsidiary (the “Bank”) and is being filed in order to revise the Company’s previously reported results of operations and financial condition primarily related to the allowance for loan losses and loan loss provision.  The restatement is in response to additional information received from banking regulators on July 29, 2010, in connection with a regulatory examination of the Bank that commenced on March 15, 2010.  As a result of the findings of the regulatory examination, the regulators have required the Bank to amend its Call Report of Condition (“Call Report”) as of and for the year ended December 31, 2009.

On August 3, 2010, the Audit Committee of the Company’s Board of Directors concluded, based upon the additional information received from banking regulators and recommendation of management, that the Company’s previously issued financial statements as of and for the year ended December 31, 2009 as reported in the Company’s Annual Report on Form 10-K, could no longer be relied upon.

The restatement resulted in:

•
An increase of $21.0 million in the provision for loan losses and the allowance for loan losses and an increase of $749 thousand in other real estate owned (OREO) expenses and the valuation allowance for OREO at December 31, 2009;

•	The Company’s net loss after tax for the year ended December 31, 2009 increased from $93.1 million to $114.8 million;
•	Earnings per share for the year, previously reported to be a loss of $3.32, increased to a loss of $4.10;
•	The loan loss provision increased from $113.0 million to $134.0 million;
•	The allowance for loan losses increased to $58.6 million from the previously reported $37.6 million; and
•	Stockholders’ equity at December 31, 2009 decreased to $23.3 million compared to the previously reported $45.1 million.

The Company has not modified or updated disclosures presented in the Original Filing, except as required to specifically reflect the effects of the restatement in this Amendment.  Accordingly, this Amendment does not reflect other events occurring after the Original Filing nor does it modify or update those disclosures affected by other subsequent events.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new, currently dated certifications of our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2 and 32.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, although the Company is only restating the portions affected by the corrected financial information.

CASCADE BANCORP
FORM 10-K/A
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

Cascade Bancorp

The Company

Cascade Bancorp (NASDAQ: CACB), headquartered in Bend, Oregon and its wholly owned subsidiary, Bank of the Cascades (the “Bank”, and collectively referred to with Cascade Bancorp as “the Company” or “Cascade”) operates in Oregon and Idaho markets. Founded in 1977, the Bank offers full-service community banking through 32 branches in Central Oregon, Southern Oregon, Portland/Salem Oregon and Boise/Treasure Valley Idaho. At December 31, 2009, the Company had total consolidated assets of approximately $2.17 billion, net loans of approximately $1.49 billion and deposits of approximately $1.82 billion. Cascade Bancorp has no significant assets or operations other than the Bank.

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

Overview & Business Strategy

Since December 2007, the United States has been in a severe recession. Business activity across a wide range of industries and regions is greatly reduced and many businesses are struggling due to the lack of consumer spending and the lack of liquidity in the credit markets. Idaho and Oregon have experienced significant declines in real estate values and unemployment levels are high. This economic adversity has had a direct and adverse effect on the financial condition and results of operations of the Company, making near-term execution of its long-term strategies problematic until such time as economic conditions stabilize and/or improve.  The Company and Bank are also operating under joint regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Bank of San Francisco (”FRB”) and State of Oregon banking authorities which contain restrictions and requirements consistent with the actions described.  More information about the regulatory agreements is provided under “Supervision and Regulation” below.

Accordingly, the Company and Bank have implemented strategies and have developed related plans in response to the adverse economic conditions and to comply with terms of its regulatory Order.  The Company continues its efforts to raise additional capital through a sale of its common stock in one or more related private offerings. The Company has implemented strategies and plans to stabilize and improve its condition by reducing the level of problem loans and minimizing the severity of associated credit losses to the extent possible.  At the same time the Company has worked to reduce the size of the loan portfolio to mitigate credit risk and conserve capital and liquidity.  The reduction in loans has targeted loans to customers where the deposit relationship with such customer is not material to the overall banking relationship.  To manage liquidity risk the Company has focused primarily on maintaining and expanding core deposits and has funded a significant contingent liquidity reserve.  To further conserve capital the Bank has implemented plans to manage revenues and reduce controllable non- interest expense.

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

Bank level capital ratios set forth below are substantially higher than the capital ratios at the Company level.  This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt proceeds.  At the Company level a substantial percentage of Trust Preferred debt is excluded from regulatory capital; while it is fully included at the Bank level.  At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 1.11%, 1.48% and 2.95%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.75%, 4.97% and 6.25%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.”

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with the advanced approaches of Basel II.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well-capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 1.11%, 1.48% and 2.95%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.75%, 4.97% and 6.25%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively.

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

ITEM 1A.       RISK FACTORS

There are a number of risks and uncertainties, many of which are beyond the Company's control that could have a material adverse impact on the Company's financial condition or results of operations. The Company describes below the most significant of these risks and uncertainties.  These should not be viewed as an all inclusive list or in any particular order.  Additional risks that are not currently considered material may also have an adverse effect on the Company.  This report is qualified in its entirety by these risk factors.

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

At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 1.11%, 1.48% and 2.95%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.75%, 4.97% and 6.25%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.”  We can provide no assurances that we will be able to raise additional capital in the foreseeable future given the present condition of financial markets. If we fail to raise additional capital or take other measures that will cause our regulatory capital levels to increase, regulators may take additional measures that could include receivership or a forced divestiture of our assets and deposits. Any such measures, if taken, may have a material adverse effect upon the value of our common stock.

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

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the reserve for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve. Our reserve for loan losses was 44.3% and 39.2% of NPLs at December 31, 2009 and 2008, respectively. If real estate markets deteriorate further, we expect that we may continue to experience increased delinquencies and credit losses.  While economic conditions have stabilized on a national level, conditions could worsen, potentially resulting in higher delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

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

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. At December 31, 2009, we had OREO with a carrying value of $28.9 million relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

The Company is not in compliance with certain continued listing requirements of the NASDAQ Stock Market.

On December 17, 2009, the Company received a notice letter from The NASDAQ Stock Market regarding its non-compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share. The Company’s common stock has failed to meet the $1.00 minimum bid price for 30 consecutive business days. In accordance with Rule 5810(b) of the NASDAQ Marketplace Rules, the Company has a 180 calendar day grace period, or until June 15, 2010, to comply with the minimum bid price requirement. To regain compliance, the bid price must meet or exceed $1.00 per share for at least ten consecutive business days prior to June 15, 2010. The Company will continue to evaluate its options with respect to meeting this listing qualification within the time period required. If the Company does not regain compliance with the minimum bid price rule by June 15, 2010, NASDAQ will again provide written notification that the Company's securities are subject to potential delisting.  At that time, the Company may appeal the delisting determination to a NASDAQ listing qualifications hearings panel.  A delisting of the Company’s common stock from the NASDAQ Stock Market would have a material adverse effect on its financial condition.

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

On December 17, 2009, the Company received a notice letter from The NASDAQ Stock Market regarding its non-compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share. The Company's common stock has failed to meet the $1.00 minimum bid price for 30 consecutive business days.  The notice letter has no immediate effect on the listing of the Company's common stock on The NASDAQ Capital Market. In accordance with Rule 5810(b) of the NASDAQ Marketplace Rules, the Company has a 180 calendar day grace period, or until June 15, 2010, to comply with the minimum bid price requirement. To regain compliance, the bid price must meet or exceed $1.00 per share for at least ten consecutive business days prior to June 15, 2010. If the Company does not regain compliance with the minimum bid price rule by June 15, 2010, NASDAQ will again provide written notification that the Company's securities are subject to potential delisting.  At that time, the Company may appeal the delisting determination to a NASDAQ listing qualifications hearings panel.

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

Plan Category	# of securities to be issued on exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	# of securities remaining available for future issuance under plan (excluding securities in colum (a)(c)
Equity compensation plans approved by security holders	990,618	$12.18	1,353,217
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	990,618	$12.18	1,353,217

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

*Cascade Bancorp 2009 Peer Group consists of publicly traded commercial banks, excluding Cascade Bancorp, headquartered in Oregon and Washington with total assets between $700 million and $3 billion in 2009, including AmericanWest Bancorporation, Cascade Financial Corporation, Cashmere Valley Financial Corporation, City Bank, Columbia Bancorp, Heritage Financial Corporation, Pacific Continental Corporation, PremierWest Bancorp, Washington Banking Company, and West Coast Bancorp.

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

(In thousands, except per share data and ratios; unaudited)	Years ended December 31,
Balance Sheet Data (at period end)	2009	2008	2007	2006	2005
	(Restated)
Investment securities	$135,763	$109,691	$87,015	$106,923	$59,286
Loans, gross	1,547,676	1,956,184	2,041,478	1,887,263	1,049,704
Reserve for loan losses	58,586	47,166	33,875	23,585	14,688
Loans, net	1,489,090	1,909,018	2,007,603	1,863,678	1,035,016
Total assets	2,172,128	2,278,307	2,394,492	2,249,314	1,269,671
Total deposits	1,815,348	1,794,611	1,667,138	1,661,616	1,065,379
Non-interest bearing deposits	394,583	364,146	435,503	509,920	430,463
Total common shareholders' equity (book) (1)	23,318	135,239	275,286	261,076	104,376
Tangible common shareholders' equity (tangible) (2)	16,930	127,318	160,737	144,947	97,653
Income Statement Data
Interest income	$106,811	$137,772	$171,228	$138,597	$72,837
Interest expense	34,135	42,371	62,724	40,321	13,285
Net interest income	72,676	95,401	108,504	98,276	59,552
Loan loss provision	134,000	99,593	19,400	6,000	3,050
Net interest income (loss) after loan loss provision	(61,324)	(4,192)	89,104	92,276	56,502
Noninterest income	21,626	19,991	21,225	18,145	13,069
Noninterest expense (3)	94,716	173,671	62,594	52,953	34,201
Income (loss) before income taxes	(134,414)	(157,872)	47,735	57,468	35,370
Provision (credit) for income taxes	(19,585)	(23,306)	17,756	21,791	12,934
Net income (loss)	(114,829)	$(134,566)	$29,979	$35,677	$22,436
Share Data (1)
Basic earnings (loss) per common share	$(4.10)	$(4.82)	$1.06	$1.37	$1.06
Diluted earnings (loss) per common share	$(4.10)	$(4.82)	$1.05	$1.34	$1.03
Book value per common share	$0.83	$4.81	$9.82	$9.22	$4.93
Tangible value per common share	$0.60	$4.53	$5.73	$5.11	$4.61
Cash dividends paid per common share	$0.00	$0.22	$0.37	$0.31	$0.26
Ratio of dividends declared to net income	0.00%	-4.56%	34.86%	22.65%	24.79%
Basic Average shares outstanding	28,001	27,936	28,243	26,062	21,070
Fully Diluted average shares outstanding	28,001	27,936	28,577	26,664	21,780
Key Ratios
Return on average total shareholders' equity (book)	-102.88%	-47.90%	10.92%	17.48%	24.04%
Return on average total shareholders' equity (tangible)	-109.94%	-80.51%	18.83%	29.81%	25.93%
Return on average total assets	-5.01%	-5.58%	1.28%	1.86%	1.97%
Pre-tax pre provision return on average assets	-1.49%	1.94%	2.87%	3.31%	3.37%
Net interest spread	3.11%	3.90%	4.20%	4.65%	4.85%
Net interest margin	3.43%	4.44%	5.21%	5.73%	5.67%
Total revenue (net int inc + non int inc)	$94,302	$115,153	$129,644	$116,431	$72,621
Efficiency ratio (3)	100.44%	150.61%	48.22%	45.49%	47.10%

Notes:
(1)    Adjusted to reflect a 25% (5:4) stock split declared in October 2006.
(2)    Excludes goodwill, core deposit intangible and other identifiable intangible assets, related to the acquisitions of Community Bank of Grants Pass and F&M Holding Company.
(3)    2008 noninterest expense includes $105,047 of goodwill impairment.

(In thousands, except per share data and ratios; unaudited)	Years ended December 31,
	2009	2008	2007	2006	2005
	(Restated)
Credit Quality Ratios
Reserve for credit losses	$59,290	$48,205	$37,038	$26,798	$14,688
Reserve to ending total loans	3.83%	2.46%	1.81%	1.42%	1.40%
Non-performing assets (4)	$160,970	$173,200	$55,681	$3,005	$40
Non-performing assets to total gross loans and OREO	10.21%	7.94%	2.71%	0.16%	0.00%
Non-performing assets to total assets	7.41%	7.00%	2.33%	0.13%	0.00%
Delinquent loans >30 days	$10,085	$6,249	$9,622	$3,397	$205
Delinquent >30 days to total loans	0.65%	0.33%	0.47%	0.18%	0.02%
Net Charge off's (NCOs)	$122,580	$86,302	$9,110	$1,282	$773
Net loan charge-offs (annualized)	6.81%	4.20%	0.46%	0.08%	0.08%
Provision for loan losses to NCOs	109%	115%	213%	468%	395%
Mortgage Activity
Mortgage Originations	$177,206	$121,663	$170,095	$176,558	$158,775
Total Servicing Portfolio (sold loans)	$542,905	$512,163	$493,969	$494,882	$498,668
Capitalized Mortgage Servicing Rights (MSR's)	$3,947	$3,605	$3,756	$4,096	$4,439
Capital Ratios
Bancorp
Shareholders' equity to ending assets	1.07%	5.94%	11.50%	11.61%	8.22%
Leverage ratio (4)	1.11%	8.19%	9.90%	9.82%	9.30%
Tier 1 risk-based capital (4)	1.48%	8.94%	10.00%	9.99%	9.83%
Total risk-based capital (4)	2.95%	10.22%	11.27%	11.26%	10.72%
Bank
Shareholders' equity to ending assets	4.18%	8.80%	14.11%	14.42%	9.60%
Leverage ratio (4)	3.75%	8.09%	9.74%	9.67%	9.17%
Tier 1 risk-based capital (4)	4.97%	8.83%	9.82%	9.82%	9.69%
Total risk-based capital (4)	6.25%	10.09%	11.08%	11.07%	10.93%

Notes:
(4)     Computed in accordance with FRB and FDIC guidelines.

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2009 and 2008. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Restated)
Interest income	$24,722	$26,091	$27,663	$28,335
Interest expense	7,895	8,817	8,812	8,611
Net interest income	16,827	17,274	18,851	19,724
Loan loss provision	49,000	22,000	48,000	15,000
Net interest income (loss) after loan loss provision	(32,173)	(4,726)	(29,149)	4,724
Noninterest income	3,536	8,077	4,956	5,057
Noninterest expenses	29,782	25,739	22,625	16,570
Loss before income taxes	(58,419)	(22,388)	(46,818)	(6,789)
Provision (credit) for income taxes	11,782	(9,744)	(18,750)	(2,873)
Net loss	$(70,201)	$(12,644)	$(28,068)	$(3,916)
Basic net loss per common share	$(2.50)	$(0.45)	$(1.00)	$(0.14)
Diluted net loss per common share	$(2.50)	$(0.45)	$(1.00)	$(0.14)

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$31,260	$34,111	$34,260	$38,141
Interest expense	9,130	10,146	10,014	13,081
Net interest income	22,130	23,965	24,246	25,060
Loan loss provision	61,339 (1)	15,390	18,364	4,500
Net interest income (loss) after loan loss provision	(39,209)	8,575	5,882	20,560
Noninterest income	3,951	5,530	5,008	5,502
Noninterest expenses	125,724 (2)	13,809	16,763	17,375
Income (loss) before income taxes	(160,982)	296	(5,873)	8,687
Provision (credit) for income taxes	(23,422)	(51)	(2,480)	2,647
Net income (loss)	$(137,560)	$347	$(3,393)	$6,040
Basic net income (loss) per common share	$(4.92)	$0.01	$(0.12)	$0.22
Diluted net income (loss) per common share	$(4.92)	$0.01	$(0.12)	$0.22

(1) Increase in fourth quarter provision to increase level of credit reserves primarily related to deterioration within the Company's residential land development loan portfolio.

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

On November 13, 2009, FNMA informed the Bank that – as a result of the Bank’s capital ratios falling below contractual requirements – the Bank no longer qualified as a FNMA designated mortgage loan seller or servicer and the Bank had until December 31, 2009 to improve its capital ratios to meet FNMA’s requirements.  As of December 31, 2009, the Bank had not met such requirements, and, accordingly, FNMA has terminated the Bank’s rights to originate and sell mortgage loans directly to FNMA.  In addition, FNMA now has the option to terminate its mortgage servicing agreement with the Bank, upon which occurrence the Bank would no longer be allowed to service FNMA loans in the future.  Management is in the process of discussing such issues with FNMA and has been evaluating the prospective impact of this development. Possible outcomes include a reduction of the Company’s mortgage banking and mortgage servicing revenues in the future and sale or forced transfer of its mortgage servicing business to a third-party by FNMA. As a result of the actions by FNMA, the Company anticipates that the majority of mortgage loans originated in future periods will be sold to other third-parties and that the Bank will not retain servicing rights.  The Company expects that this may result in a significant decrease to future net mortgage servicing income.  Management believes that under the circumstances, FNMA will provide the Company with sufficient time to accomplish an orderly disposition of its MSRs.  However, there can be no assurance that FNMA will provide for an orderly process nor that a reduction of mortgage banking revenues or possible impairment of MSRs will not occur. Because the estimated fair value of the Company’s MSRs exceeds book value at December 31, 2009, and because management believes it is unlikely FNMA will preemptively transfer the Company’s MSRs to a third-party, no impairment adjustment has been made in connection with this issue as of December 31, 2009. In addition, no valuation allowance for MSRs was recorded as of December 31, 2008 and 2007.

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

On August 3, 2010, the Company determined that it would restate its audited consolidated financial statements as of and for the year ended December 31, 2009 primarily related to the reserve for loan losses and loan loss provision (see explanatory note on page 3 of this Amendment).  As a result of the restatement, the December 31, 2009 reserve for loan losses increased to $58.6 million from the previously reported $37.6 million.  The loan loss provision for the year ended December 31, 2009 increased from $113.0 million to $134.0 million.  This restatement is related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and is related to the reserve for loan losses and loan loss provision.  In connection with the examination the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  The reserve for loan commitments is increased and decreased through non-interest expense.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see "Reserve for Credit Losses" later in this report.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss in 2009 and 2008 of $114.8 million and $134.6 million, respectively.  The local and regional economy also has a direct impact on the volume of bank deposits.  Core deposits have declined since mid-2006 because business and retail customers have realized a reduction in cash available to deposit in the Bank. However, core deposits showed signs of stabilization in the latter part of 2009.

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

Fourth Quarter 2009:

The Company recorded a net loss of ($2.50) per share or ($70.2) million in the fourth quarter of 2009 as compared to a net loss of ($137.6) million or ($4.92) per share for the year ago quarter.  The quarterly loss was mainly attributable to a $49.0 million provision for loan losses, a $35.5 million charge to create a full allowance against the deferred tax assets at December 31, 2009, $8.2 million in OREO disposition costs and expenses, and a $2.1 million prepayment penalty to extinguish certain higher rate FHLB borrowings. Additionally, net interest income was $1.4 million lower than in the linked-quarter due to reduced average loans outstanding and $0.4 million interest reversed on non performing loans.  During the quarter the Company took significant steps to maximize the benefit of recent legislation that extended (for 2009 losses only) net operating loss tax carryback to 5 years.  These actions resulted in the Company recording a $43.3 million tax receivable at year-end, which is expected to be realized upon filing of our 2009 tax return. Tax optimization related endeavors included proactive sales of OREO properties, charge-offs and note sales on troubled loans, and prepayment of certain FHLB advances.  Linked-quarter credit metrics improved with NPA’s including OREO down 18.4% along with reduced levels of classified and criticized assets.  The net interest margin for the quarter was up at 3.25% compared to 3.13% in the linked-quarter primarily resulting from lower average NPA’s and lower levels of interest reversals on non performing loans compared to the prior quarter.

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

Full Year 2009:

The Company recorded a net loss of ($114.8) million or ($4.10) per share compared to a net loss of ($134.6) million or ($4.82) per share for 2008.  The annual loss was mainly attributable to 1) elevated credit quality related expenses; 2) a substantial charge against existing deferred tax assets; and 3) lower net interest income primarily because of lower average loan yields and a decline in loans outstanding coupled with a higher volume of non-performing assets.  For the year, the Company recorded $134.0 million provision for loan losses and $23.1 million in OREO valuation and disposition costs and related expenses reflecting adverse economic conditions effect on borrower’s ability to repay loan obligations.  This compares with $99.6 million in provision for loan losses expense and $8.4 million OREO costs in 2008.  In addition, the Company recorded a $35.5 million charge to create a full allowance against the Company’s deferred tax assets at December 31, 2009.  In order to mitigate credit risk and conserve capital and liquidity, the Bank reduced its loan balances by $408.5 million for the year, but as a consequence net interest income for the year was down $22.7 million due to lower earning asset volumes and the effect of interest reversals and interest foregone on non performing loans.  Core deposits appeared to stabilize in the latter half of 2009 and balances were near levels from the prior year end.  Non- interest income was up $1.6 million in 2009 compared to 2008 largely because of our gain on sale of merchant services business.  Meanwhile human resource costs and controllable/discretionary non-interest expenses were decreased in 2009 compared to the prior year.  However, total non-interest expense increased year over year because of a $23.1 million in OREO related expenses including valuation charges and loss on sale compared to $8.4 million in the prior year.

Results of Operations - Years ended December 31, 2009, 2008 and 2007

Net Income/Loss

The Company recorded a net loss of ($114.8) million (or $4.10) per share in 2009 compared to a net loss of ($134.6) million or ($4.82) per share for 2008 and net income of $30.0 million in 2007 or $1.05 per share.  The loss in 2009 primarily resulted from a decrease in net interest income of $22.7 million, $134.0 million loan loss provision, a valuation allowance against our deferred tax assets of $35.5 million, and OREO expenses of $23.1 million. The loss in 2008 mainly resulted from the Company’s non-cash impairment of goodwill in the amount of $105.0 million, a $99.6 million loan loss provision as well as a decrease in net interest income of $13.1 million.

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

(dollars in thousands)	Year ended			Year ended			Year ended
	December 31, 2009			December 31, 2008			December 31, 2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Restated)
Assets
Taxable securities	$101,033	$5,085	5.03%	$85,034	$4,462	5.25%	$93,793	$5,259	5.61%
Non-taxable securities (1)	3,643	186	5.11%	5,211	255	4.89%	7,952	283	3.56%
Interest bearing balances due from FRB and FHLB	209,451	486	0.23%	13	-	0.00%	3,735	195	5.22%
Federal funds sold	7,454	17	0.23%	2,026	31	1.53%	3,910	187	4.78%
Federal Home Loan Bank stock	10,472	-	0.00%	11,458	111	0.97%	6,991	42	0.60%
Loans (1)(2)(3)(4)	1,798,723	101,507	5.64%	2,054,199	133,346	6.49%	1,974,435	165,690	8.39%
Total earning assets	2,130,776	107,281	5.03%	2,157,941	138,205	6.40%	2,090,816	171,656	8.21%
Reserve for loan losses	(57,268)			(38,827)			(24,498)
Cash and due from banks	37,836			48,341			55,427
Premises and equipment, net	38,805			37,273			38,307
Other Assets	145,440			207,094			178,682
Total assets	$2,295,589			$2,411,822			$2,338,734

Liabilities and Stockholders' Equity
Int. bearing demand deposits	$735,667	7,267	0.99%	$844,136	15,540	1.84%	$889,069	30,727	3.46%
Savings deposits	33,275	73	0.22%	36,761	135	0.37%	41,327	202	0.49%
Time deposits	688,430	17,915	2.60%	386,990	12,850	3.32%	340,324	15,804	4.64%
Other borrowings	312,301	8,880	2.84%	434,112	13,846	3.19%	294,854	15,991	5.42%
Total interest bearing liabilities	1,769,673	34,135	1.93%	1,701,999	42,371	2.49%	1,565,574	62,724	4.01%
Demand deposits	407,344			407,980			469,015
Other liabilities	8,659			20,904			29,590
Total liabilities	2,185,676			2,130,883			2,064,179
Stockholders' equity	109,913			280,939			274,555
Total liabilities & equity	$2,295,589			$2,411,822			$2,338,734

Net interest income		$73,146			$95,834			$108,932

Net interest spread			3.11%			3.92%			4.20%

Net interest income to earning assets			3.43%			4.44%			5.23%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis at a rate of 35%.
(2)	Average non-accrual loans included in the computation of average loans for 2009 was $156.9 million, $86.3 million for 2008 and $5.8 million in 2007.
(3)	Loan related fees recognized during the period and included in the yield calculation were $3.2 million in 2009, $4.6 million in 2008 and $5.8 million in 2007.
(4)	Includes mortgage loans held for sale.

Changes in Interest Income and Expense

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories:

(dollars in thousands)	Year ended December 31,
	2009 over 2008			2008 over 2007
	Total	Amount of Change		Total	Amount of Change
	Increase	Attributed to		Increase	Attributed to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(31,839)	$(16,584)	$(15,255)	$(32,344)	$6,694	$(39,038)
Taxable securities	627	840	(213)	(797)	(491)	(306)
Non-taxable securities	(69)	(77)	8	(28)	(98)	70
Interest bearing balances due from FRB and FHLB	482	0	482	(195)	(194)	(1)
Federal Home Loan Bank stock	(111)	(10)	(101)	69	27	42
Federal funds sold	(14)	83	(97)	(156)	(90)	(66)
Total interest income	(30,924)	(15,748)	(15,176)	(33,451)	5,848	(39,299)

Interest expense:
Interest on deposits:
Interest bearing demand	(8,273)	(1,997)	(6,276)	(15,187)	(1,553)	(13,634)
Savings	(62)	(13)	(49)	(67)	(22)	(45)
Time	5,065	10,009	(4,944)	(2,954)	2,167	(5,121)
Other borrowings	(4,966)	(3,885)	(1,081)	(2,145)	7,552	(9,697)
Total interest expense	(8,236)	4,114	(12,350)	(20,353)	8,144	(28,497)

Net interest income	$(22,688)	$(19,862)	$(2,826)	$(13,098)	$(2,296)	$(10,802)

Loan Loss Provision

At December 31, 2009, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was 3.83% of outstanding loans, as compared to 2.46% for 2008 and 1.81% in 2007. The loan loss provision was $134.0 million in 2009, $99.6 million in 2008 and $19.4 million in 2007.  Provision expense is determined by the Company’s ongoing analytical and evaluative assessment of the adequacy of the reserve for credit losses.  At December 31, 2009, management believes that its reserve for credit losses is at an appropriate level under current circumstances and prevailing economic conditions.  For further discussion, see “Reserve for Credit Losses” below. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses or that additional provision expense will not be required should economic conditions remain adverse. See Item 1A “Risk Factors” and “Highlights – Loan Growth and Credit Quality” earlier in this report.

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

The estimated fair value of mortgage servicing rights (“MSR”) portfolio is estimated to exceed book value by amounts ranging from $0.8 million to $1.9 million. The Company capitalizes the estimated market value of MSRs into income upon the sale of each originated mortgage loan. The Company amortizes MSRs in proportion to the servicing income it receives from Fannie Mae over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSRs balance that is specifically associated with a serviced loan that is refinanced or paid-off. At December 31, 2009, expressed as a percentage of loans serviced, the book value of MSR was .73% of serviced mortgage loans, while fair value was approximately ..97% of serviced mortgages. Fair value as a percentage of loans serviced was estimated at .89% a year earlier.

Non-interest Expenses

Non-interest expense for 2009 decreased 45.5% to $94.7 million as compared to 2008. After adjusting for the non-cash goodwill impairment charge recorded in 2008, non-interest expense for 2009 increased $26.1 million or 38.0%. The increases in 2009 are attributable to increases in OREO related costs, FDIC insurance, and other professional services, partially offset by a reduction in salaries and employee benefits expense.

OREO expenses were $23.1 million in 2009 compared to $8.4 million in 2008 and were only $0.1 million in 2007. OREO costs and valuation adjustments increased $14.7 million for 2009 compared to 2008, primarily due to depressed real estate values on foreclosed land development properties.  In addition, FDIC deposit insurance assessments increased $5.2 million or 305.7% in 2009 when compared to 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter. FDIC premiums have increased due to the rise in financial institution failures in 2008 and 2009, the Company’s voluntary participation in the Temporary Liquidity Guarantee Program and the FDIC’s rates applicable to banks in the Company’s regulatory classification.  Professional fees increased $4.5 million or 175.3% which includes legal, accounting and other professional services in connection with the Company’s efforts to raise capital in the fourth quarter of 2009. Meanwhile, the Company continued to see a reduction in salary expenses, and employee benefits expenses declined as staffing continues to be trimmed in response to the slowing economy, no executive bonuses were paid in 2008, or 2009. Total non-interest expense for 2008 increased 177.5% to $173.7 million as compared to 2007 primarily due to the noncash after-tax goodwill impairment charge and expenses related to the Company’s OREO properties. Human resource costs were down in 2008 compared to 2007 as executive bonuses were foregone in both 2007 and 2008.The Company’s efficiency ratio was 99.9% in 2009 compared to 150.6% in 2008.

Income Taxes

As of December 31, 2009, the Company had recorded refundable income taxes receivable of approximately $43.3 million related to the carryback of operating losses to prior years and had provided a $35.5 million charge to create a full valuation allowance against its deferred tax assets.  For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” above.

Financial Condition

           Balance Sheet Overview

At December 31, 2009 total assets were down 4.7% to $2.17 billion compared to year-end 2008.  Cash and cash equivalents increased $310.4 million or 14.3% of total assets at December 31, 2009 compared to a negligible percentage at year-end 2008. Total loans have been reduced by $408.5 million to $1.5 billion at December 31, 2009 compared to $1.9 billion at year-end 2008, primarily due to initiative to reduce loans to customers where deposit relationships are not a meaningful part of the overall banking relationship.  A portion of the reduction in loan balances was the result of net loan charge-offs of $122.6 million for 2009.  The reduction in loan balances has resulted in lower credit risk exposure and has helped to support the Bank’s regulatory capital ratios.

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

Investment Securities

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2009, 2008, and 2007:

	December 31,
(dollars in thousands)	2009	2008	2007

U.S. Agency and non-agency mortgage-backed securities (MBS)	$116,639	$93,534	$65,202
U.S. Government and agency securities	7,481	8,726	10,497
Obligations of state and political subdivisions	3,606	3,741	6,917
U.S. Agency asset-backed securities	7,586	3,260	3,538
Total debt securities	135,312	109,261	86,154
Mutual fund	451	430	412
Equity securities	-	-	449
Total investment securities	$135,763	$109,691	$87,015

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

State and Political Subdivisions (1)
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

The following table presents the composition of the Company’s loan portfolio, at the dates indicated:

(dollars in thousands)	2009	% of gross loans	2008	% of gross loans	2007	% of gross loans	2006	% of gross loans	2005	% of gross loans
	(Restated)
Commercial	$420,155	27%	$582,831	30%	$606,408	30%	$560,728	30%	$320,619	31%
Real Estate:
Construction/lot:	308,346	20%	517,721	26%	686,829	34%	588,251	31%	220,230	21%
Mortgage	93,465	6%	96,248	5%	88,509	4%	80,860	4%	56,724	5%
Commercial	675,728	44%	703,149	36%	612,694	30%	606,340	32%	417,580	40%
Consumer	49,982	3%	56,235	3%	47,038	2%	51,083	3%	34,551	3%
Total loans	1,547,676	100%	1,956,184	100%	2,041,478	100%	1,887,262	100%	1,049,704	100%
Less:
Reserve for loan losses	58,586		47,166		33,875		23,585		14,688
Total loans, net	$1,489,090		$1,909,018		$2,007,603		$1,863,677		$1,035,016

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

Real Estate Loan Concentration Risk.  Real estate loans have historically represented a significant portion of the Company’s overall loan portfolio and real estate is frequently a material component of collateral for the Company’s loans. Approximately two-thirds of total loans have exposure to real estate, including construction and lot loans (comprised of land development plus residential and commercial construction loan types), commercial real estate loans, residential mortgage loans, and consumer real estate.  Risks associated with real estate loans include fluctuating land values, demand and prices for housing or commercial properties, national, regional and local economic conditions, changes in tax policies, and concentration within the Bank's market area.

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

(a) Residential land development category. This category is included in the construction/lot portfolio balances above, and represents loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment of such loans is generally the cash flow from developer sale of lots or improved parcels of land while real estate collateral, secondary sources and personal guarantees may provide an additional measure of security for such loans. The nationwide downturn in real estate has continued to slow down lot and home sales within the Company's markets. This has adversely impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values. Weakness in this category of loans has contributed significantly to the elevated level of provision for loan losses in 2009 and 2008. The situation continues to be closely monitored and an elevated level of provisioning may be required should deterioration continue.

(dollars in thousands)	2009	% of category	% of Constr / lot portfolio	% of gross loans	2008

Residential Land Development:
Raw Land	$35,258	37%	11%	2%	$72,329
Land Development	51,240	54%	16%	3%	112,234
Speculative Lots	7,981	9%	3%	1%	14,855
	$94,479	100%	30%	6%	$199,418

Geographic distribution by region:
Central Oregon	$48,176	51%	15%	3%	$74,209
Northwest Oregon	4,095	4%	1%	0%	4,670
Southern Oregon	8,437	9%	3%	1%	12,723
Total Oregon	60,708	64%	19%	4%	91,602
Idaho	33,771	36%	11%	2%	107,816
Grand total	$94,479	100%	30%	6%	$199,418

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

(dollars in thousands)	2009	% of category	% of Constr / lot portfolio	% of gross loans	2008
Residential Construction
Pre sold	$10,115	21%	3%	0%	$62,153
Lots	11,493	24%	4%	1%	17,331
Speculative Construction	26,819	55%	9%	2%	28,461
	$48,427	100%	16%	3%	$107,945

Geographic distribution by region:
Central Oregon	$24,304	50%	8%	2%	$43,593
Northwest Oregon	7,246	15%	2%	0%	30,445
Southern Oregon	3,124	6%	1%	0%	5,798
Total Oregon	34,674	72%	11%	2%	79,836
Idaho	13,753	28%	4%	1%	28,109
Grand total	$48,427	100%	16%	3%	$107,945

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

(dollars in thousands)	2009	% of category	% of Constr / lot portfolio	% of gross loans	2008

Commercial Construction:
Pre sold	$29,080	18%	9%	2%	$27,826
Lots	9,822	6%	3%	1%	16,404
Speculative	99,957	60%	33%	6%	143,719
Speculative Lots	26,581	16%	9%	2%	22,409
	$165,440	100%	54%	11%	$210,358

Geographic distribution by region:
Central Oregon	$24,674	15%	8%	2%	$49,817
Northwest Oregon	82,059	50%	27%	5%	83,720
Southern Oregon	30,467	18%	10%	2%	33,837
Total Oregon	137,200	83%	45%	9%	167,374
Idaho	28,240	17%	9%	2%	42,984
Grand total	$165,440	100%	54%	11%	$210,358

(d)  Commercial real estate (CRE) portfolio.  This $675.7 million portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower's business, rents or the obligor’s personal income.  CRE loans represent approximately 44% of total loans outstanding as of December 31, 2009.  Approximately 52% of CRE loans are made to owner-occupied users of the commercial property, while 48% of CRE loans are to obligors who do not directly occupy the property.  Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. The average loan in the CRE portfolio is only about $0.6 million and 86% of balances are represented in loans under $5 million.  This granular and well diversified portfolio has maintained low delinquency and only modest deterioration in the present downturn.  However no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.
Commercial Real Estate:	2009	% of total CRE	% of gross loans	2008
Owner occupied	$348,732	52%	22%	$358,232
Non-owner occupied	326,996	48%	21%	344,917
	$675,728	100%	44%	$703,149

The following table provides the geographic distribution of the Company’s CRE loan portfolio by region as a percent of total company-wide CRE loans at December 31, 2009:

Commercial Real Estate:	Central Oregon	% of total CRE loans	Northwest Oregon	% of total CRE loans	Southern Oregon	% of total CRE loans	Idaho	% of total CRE loans	Total
Owner occupied	$148,993	10%	$42,290	3%	$71,006	5%	$86,443	6%	$348,732
Non-owner occupied	105,122	7%	109,911	7%	47,654	3%	64,309	4%	$326,996
Total loans	$254,115	17%	$152,201	10%	$118,660	8%	$150,752	10%	$675,728

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

Reserve for Credit Losses.  On August 3, 2010, the Company determined that it would restate its audited consolidated financial statements as of and for the year ended December 31, 2009 primarily related to the reserve for loan losses and loan loss provision.  See explanatory note on page 3 of this Amendment.  As a result of the restatement, the December 31, 2009 reserve for loan losses increased to $58.6 million from the previously reported $37.6 million.  The loan loss provision for the year ended December 31, 2009 increased from $113.0 million to $134.0 million.  This restatement is related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and is related to the reserve for loan losses and loan loss provision.  In connection with the examination, the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.

The reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) represents management's recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management's current assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The level of reserve for credit losses is also subject to review by the bank regulatory authorities who may require increases to the reserve based on their evaluation of the information available to it at the time of its examination of the Bank. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.  The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.  As stated above, as a result of the regulatory examination of the Bank, which required a restatement of the Bank’s Call Report for the year ended December 31, 2009, management is refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.  See “Income Statement Overview – Loan Loss Provision” above.

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan are analyzed and reserves categorized into the allocated reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

The allocated portions of the reserve and the reserve for unfunded loan commitments are calculated by applying loss factors to outstanding loan balances and commitments to loan, segregated by differing risk categories. Loss factors are based on historical loss experience, adjusted for current economic trends, loss severity factors arising from volatile market conditions, and other conditions affecting the portfolio. Note that market conditions loss severity factors were an enhancement to methodology arising from review of actual loss experience and is applied prospectively beginning with this Annual Report on Form 10-K/A.  In certain circumstances with respect to adversely risk rated loans, reserves may be allocated for individual loans or groupings of loans, and loss factors are estimated utilizing information as to estimated collateral values, secondary sources of repayment, guarantees and other relevant factors, including consideration of information that becomes available subsequent to year-end. The allocated portion of the consumer loan reserve is estimated based mainly upon a quarterly credit scoring analysis.

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

The unallocated portion of the reserve is based upon management’s evaluation of various qualitative factors that are not directly measured in the determination of the allocated and specific reserves.  Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors, regulatory examinations, and historical loss experience data that may not precisely correspond to the current portfolio. In addition, the unallocated reserve may be further adjusted based upon the direction of various risk indicators. Examples of such factors include the risk as to current and prospective economic conditions, the level and trend of charge offs or recoveries, levels and trends in delinquencies or non-accrual loans, risks in originating loans in new or unfamiliar markets, risk of heightened imprecision of appraisals used in estimating real estate values, or initiating specialty lending to industry sectors that may be new to the Company. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for credit losses is available to absorb losses that may arise from any loan type or category. Due to the subjectivity involved in the determination of the unallocated portion of the reserve for loan losses, the relationship of the unallocated component to the total reserve for loan losses may fluctuate from period to period. As of year-end 2009 the Company’s unallocated reserve balance was approximately 16% of its calculated reserve based upon management’s assessment of the elevated risk factors mainly relating to uncertain and adverse economic conditions and the level and trend of delinquencies, nonaccrual loans and charge-offs and information made available from regulatory authorities.

The Bank's ratio of reserve for credit losses to total loans was 3.83% at December 31, 2009 compared to 2.46% at December 31, 2008 and 1.81% at December 31, 2007. At this date, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions.  The total amount of actual loan losses may vary significantly from the estimated amount. No assurance can be given that in any particular period, the reserve for credit losses will be sufficient, or that loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions could cause increases in the loan loss provision.

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

           The following table allocates the reserve for credit losses among major loan types.

	2009			2008
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
	(Restated)
Commercial	$18,339	4.33%	27.14%	$11,614	1.99%	29.79%
Real Estate:
Construction/lot	14,480	4.70%	19.95%	18,722	3.62%	26.47%
Mortgage	3,092	3.31%	6.03%	1,696	1.76%	4.92%
Commercial	10,662	1.60%	43.58%	7,064	1.00%	35.95%
Consumer	2,807	5.62%	3.30%	1,893	3.37%	2.87%
Committed/unfunded	423	-	-	735	-	-
Unallocated	9,487	-	-	6,481	-	-
Total reserve for credit losses	$59,290	3.83%	100.00%	$48,205	2.46%	100.00%

	2007			2006
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$10,388	1.71%	29.70%	$7,818	1.39%	29.71%
Real Estate:
Construction/lot	13,433	1.96%	33.64%	6,328	1.08%	31.17%
Mortgage	1,521	1.72%	4.34%	1,112	1.38%	4.28%
Commercial	3,901	0.64%	30.02%	3,986	0.66%	32.13%
Consumer	1,684	3.58%	2.30%	2,050	4.01%	2.71%
Committed/unfunded	2,414	-	-	3,213	-	-
Unallocated	3,697	-	-	2,291	-	-
Total reserve for credit losses	$37,038	1.81%	100.00%	$26,798	1.42%	100.00%

	2005
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$3,526	1.10%	30.51%
Real Estate:
Construction/lot	2,445	1.11%	21.01%
Mortgage	567	1.00%	5.39%
Commercial	821	0.68%	39.81%
Consumer	1,281	3.71%	3.28%
Committed/unfunded	2,753	-	-
Unallocated	1,295	-	-
Total reserve for credit losses	$12,688	1.40%	100.00%

The following table summarizes the Company’s reserve for credit losses and charge-off and recovery activity for each of the last five years:

(dollars in thousands)	Year ended December 31,
	2009	2008	2007	2006	2005
Loans outstanding at end of period	$1,547,676	$1,956,184	$2,041,478	$1,887,262	$1,049,705
Average loans outstanding during the period	$1,798,723	$2,054,199	$1,974,435	$1,590,315	$962,514
Reserve for loan losses, balance beginning of period	$47,166	$33,875	$23,585	$14,688	$12,412

Recoveries:
Commercial	1,033	800	378	122	241
Real Estate:
Construction	1,110	581	12	-	-
Mortgage	113	50	288	4	25
Commercial	949	62	-	37	-
Consumer	540	487	612	527	227
	3,745	1,980	1,290	690	493
Loans charged off:
Commercial	(18,403)	(10,411)	(4,634)	(529)	(405)
Real Estate:
Construction	(92,449)	(71,833)	(2,986)	-	-
Mortgage	(2,560)	(650)	(941)	(45)	-
Commercial	(7,875)	(2,139)	-	(7)	-
Consumer	(5,038)	(3,249)	(1,839)	(1,391)	(861)
	(126,325)	(88,282)	(10,400)	(1,972)	(1,266)

Net loans charged-off	(122,580)	(86,302)	(9,110)	(1,282)	(773)
Provision charged to operations	134,000	99,593	19,400	6,000	3,050
Reserve for unfunded commitments	-	-	-	-	-
reclassified to other liabilities	-	-	-	(3,213)	-
Reserves acquired from F&M	-	-	-	7,392	-
Reserve balance, end of period	$58,586	$47,166	$33,875	$23,585	$14,688

Ratio of net loans charged-off to average loans outstanding	6.81%	4.20%	.46%	.08%	.08%
Ratio of reserve for loan losses to loans at end of period	3.79%	2.41%	1.66%	1.25%	1.40%

The following table presents information with respect to non-performing assets (NPAs):  As of December 31, 2009 residential land development and construction represented about 59% of NPAs; Commercial construction 7%; commercial real estate 15% and Commercial and Industrial loans & other 19%.

(dollars in thousands)	December 31,
	2009	2008	2007	2006	2005
	(Restated)
Loans on nonaccrual status	$132,110	$120,468	$45,865	$2,679	$40
Loans past due 90 days or more but not on nonaccrual status	-	5	51	-	-
OREO	28,860	52,727	9,765	326	-
Total non-performing assets	$160,970	$173,200	$55,681	$3,005	$40

Selected ratios:
NPLs to total gross loans	8.54%	6.16%	2.25%	0.14%	0.00%
NPAs to total gross loans and OREO	10.21%	8.85%	2.73%	0.16%	0.00%
NPAs to total assets	7.41%	7.60%	2.33%	0.13%	0.00%

The following table presents the composition of NPAs for the years presented:

	2009	2008	2007	2006	2005
	(Restated)
Commercial	$28,964	$16,877	$8,306	$645	$40
Real Estate:
Construction/lot	106,752	128,053	42,251	1,958	-
Commercial	24,749	25,799	4,135	389	-
Consumer/other	505	2,471	989	13	-
Total non-performing assets	$160,970	$173,200	$55,681	$3,005	$40
The increase in NPAs at year-end is a result of the nationwide downturn in real estate which has slowed lot and home sales within the Company's markets.  This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values (for further discussion, see “Real Estate Loan Concentration Risk” above).

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

At December 31, 2009, the Company had three borrowers with loans accounted for as troubled debt restructurings ("TDRs") totaling $27.3 million, or 1.24% of total assets.  The Company had no TDRs at December 31, 2008.  The TDRs at December 31, 2009 are classified as impaired loans and, in the opinion of management, are reserved appropriately. At December 31, 2009, the Company had remaining commitments to lend of $328 related to the TDRs.

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

Liabilities

Deposit Liabilities and Time Deposit Maturities.

At December 31, 2009, total deposits were $1.82 billion, up 1.2% from year-end 2008. Average deposits totaled $1.87 billion for the full year 2009, up 11.3% or $189.0 million on average from the prior year.  Average non-interest-bearing demand deposits in 2009 were $407.3 million, basically unchanged from the 2008 average of $408.0 million. Consistent efforts to retain and serve customers have proven successful with the number of total customer relationships consistent in 2009.  In order to augment aggregate deposits the Company utilized brokered, internet listing service deposits and Certificate of Deposit Registry Program (CDARS™) deposits.

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

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

(dollars in thousands)	Years ended December 31,
	2009		2008		2007
Deposit Liabilities	Average		Average		Average
		Rate		Rate		Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Demand	$407,344	N/A	$407,980	N/A	$469,015	N/A
Interest-bearing demand	735,677	0.99%	844,136	1.84%	889,069	3.46%
Savings	33,275	0.22%	36,761	0.37%	41,327	0.49%
Time	688,430	2.60%	386,990	3.32%	340,324	4.64%
Total Deposits	$1,864,726		$1,675,867		$1,739,735

As of December 31, 2009, the Company’s time deposit liabilities had the following times remaining to maturity:

(dollars in thousands)	Time deposits of $100,000 or more (1)		All other Time deposits (2)
Remaining time to maturity	Amount	Percent	Amount	Percent

3 months or less	$22,151	8.98%	$121,850	38.73%
Due after 3 months through 6 months	55,094	19.66%	72,246	22.97%
Due after 6 months through 12 months	77,539	27.68%	67,605	21.49%
Due after 12 months	122,383	43.68%	52,889	16.81%
Total	$280,167	100.00%	$314,590	100.00%

(1) Time deposits of $100,000 or more represents 15.4% of total deposits as of December 31, 2009.
(2)   All other time deposits represent 17.3% of total deposits as of December 31, 2009.

Junior Subordinated Debentures. The purpose of the Company’s $68.6 million of trust preferred securities was to fund the cash portion of the F&M Holding Company acquisition in 2006, to support general corporate purposes and to augment regulatory capital.  Management believes that at December 31, 2009, the TPS meet applicable regulatory guidelines to qualify as Tier I capital in the amount of $14.5 million and Tier 2 capital in the amount of $32.3 million.  At December 31, 2008, the TPS met applicable regulatory guidelines to qualify as Tier I capital and Tier 2 capital in the amounts of $43.5 million and $23.0 million, respectively.  The Company’s obligations under the Junior Subordinated Debentures (the “Debentures”) and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts. The trust preferred securities are subject to mandatory redemption upon the maturity of the Debentures, or upon earlier redemption as provided in the Indenture related to the Debentures.  The trust preferred securities may be called by the Company at par at varying times subsequent to September 15, 2011, and may be redeemed earlier upon the occurrence of certain events that impact the income tax or the regulatory capital treatment of the trust preferred securities. In October 2009, the Company entered into a binding letter agreement with Cohen & Company Financial Management, LLC for the restructuring of the Company’s TPS.  Pursuant to the Letter Agreement, at such time that a capital raise transaction is agreed, the Company will exchange the TPS for senior notes in the aggregate principal amount of $13.3 million representing 20% of the original balance of the TPS.  Subsequent to the capital raise the notes will be extinguished for cash and liability for TPS debt will be fully extinguished, resulting in an after tax gain of approximately $31 million for the Company.  The agreements with Bolger and Lightyear – including their respective contributions of capital – are contingent upon the execution of this transaction.  The exchange of the TPS for the Notes will have no effect on capital at the Bank and does not impact the amount of capital needed by the Bank to comply with the Order.

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

Contractual Obligations.  As of December 31, 2009, the Company has entered into the contractual obligations to make future payments as listed below:

(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits of $100,000 and over	$280,167	$157,784	$122,383	$-	$-
Federal Home Loan Bank advances	195,000	-	135,000	10,000	50,000
Junior subordinated debentures	68,558	-	-	-	68,558
Operating leases	13,734	1,813	3,301	2,534	6,086

Total contractual obligations	$557,459	$159,597	$260,684	$12,534	$124,644

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

Stockholder’s Equity

The Company’s total stockholders’ equity at December 31, 2009 was $23.3 million, a decrease of $111.9 million from December 31, 2008.  The decrease primarily resulted from the net loss for the year ended December 31, 2009 of $114.8 million, which was partially offset by an increase other comprehensive income of approximately $1.8 million.

Capital Resources

At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 1.11%, 1.48% and 2.95%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.75%, 4.97% and 6.25%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.”  Additional information regarding capital resources are located in Note 21 of the Notes to the Consolidated Financial Statements included in item 7 this report.

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

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2009 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.   Bank level capital ratios set forth below are substantially higher than the capital ratios at the Company level.  This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt proceeds.  At the Company level substantial percentage of Trust Preferred debt is excluded from regulatory capital; while it is fully included at Bank level.  At December 31, 2009, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 1.11%, 1.48% and 2.95%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.75%, 4.97% and 6.25%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.”

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

At December 31, 2009 the internet sourced deposits were approximately $195.1 million compared to a de minimus balance at year-end 2008. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.  At December 31, 2009 wholesale brokered deposits totaled $116.5 million down from $147.9 million at December 31, 2008 and local relationship based reciprocal CDARS deposits totaled $47.3 million at December 31, 2009 and $168.3 million at December 31, 2008 which are also technically classified as brokered deposits.  The Bank is currently restricted from accepting or renewing brokered deposits.

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

Estimated Rate Scenario compared to:	First Twelve Month Average % Change in Pro-forma Net Interest Income	Second Twelve Month Average % Change in Pro- forma Net Interest Income	24th Month annualized % Change in Pro-forma Net Interest Income

Declining Rate Scenario	(2.83)%	(8.04)%	(10.44)%

Alternate Rising Rate Scenario	0.00%	(0.01)%	0.00%

Rising Rate Scenario	0.00%	(0.00)%	2.53%

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

Set forth below is a table showing the interest rate sensitivity gap of the Company's assets and liabilities over various re-pricing periods and maturities, as of December 31, 2009:

(Dollars in thousands)	Within 90 Days	After 90 days within one year	After one year within five years	After five years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$24,190	$13,682	$42,201	$56,626	$136,699
Interest bearing balances with FRB	319,627	-	-	-	319,627
Loans	646,932	148,440	646,901	105,403	1,547,676
Total interest earning assets	$990,749	$162,122	$689,102	$162,029	$2,004,002

INTEREST BEARING LIABILITIES:

Interest-bearing demand deposits	$796,628	$-	$-	$-	$796,628
Savings deposits	29,380	-	-	-	29,380
Time deposits	147,019	272,484	160,173	15,081	594,757
Total interest bearing deposits	973,027	272,484	160,173	15,081	1,420,765
Junior subordinated debentures	54,898	-	-	13,660	68,558
Other borrowings	130,207	-	66,000	40,000	236,207
Total interest bearing liabilities	$1,158,132	$272,484	$226,173	$68,741	$1,725,530

Interest rate sensitivity gap	$(167,383)	$(110,362)	$462,929	$93,288	$278,472
Cumulative interest rate sensitivity gap	$(167,383)	$(277,745)	$185,184	$278,472	$278,472

Interest rate gap as a percentage of total interest earning assets	-8.35%	-5.51%	23.10%	4.66%	13.90%
Cumulative interest rate gap as a percentage of total earning assets	-8.35%	-13.86%	9.24%	13.90%	13.90%

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

As discussed in Note 23 to the consolidated financial statements, the accompanying 2009 consolidated financial statements have been restated to correct a material misstatement primarily related to the Company’s reserve for loan losses and loan loss provision.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 20, 2010, expressed an adverse opinion thereon.

/s/ Delap LLP

Lake Oswego, Oregon
March 12, 2010, except for Note 23 and the effects of the restatement described therein, as to which the date is August 20, 2010

CASCADE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(Dollars in thousands)

	2009	2008
	(Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$38,759	$46,554
Interest bearing deposits	319,627	162
Federal funds sold	936	2,230
Total cash and cash equivalents	359,322	48,946
Investment securities available-for-sale	133,755	107,480
Investment securities held-to-maturity, estimated fair value of $2,143 ($2,247 in 2008)	2,008	2,211
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,489,090	1,909,018
Premises and equipment, net	37,367	39,763
Core deposit intangibles	6,388	7,921
Bank-owned life insurance (BOLI)	33,635	33,568
Other real estate owned (OREO), net	28,860	52,727
Income taxes receivable	43,256	21,230
Accrued interest and other assets	27,975	44,971
Total assets	$2,172,128	$2,278,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$394,583	$364,146
Interest bearing demand	796,628	816,693
Savings	29,380	33,203
Time	594,757	580,569
Total deposits	1,815,348	1,794,611
Junior subordinated debentures	68,558	68,558
Other borrowings	195,207	248,975
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	-
Customer repurchase agreements	-	9,871
Accrued interest and other liabilities	28,697	21,053
Total liabilities	2,148,810	2,143,068
Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 45,000,000 shares authorized; 28,174,163 shares issued and outstanding (28,088,110 in 2008)	159,617	158,489
Accumulated deficit	(137,953)	(23,124)
Accumulated other comprehensive income (loss)	1,654	(126)
Total stockholders' equity	23,318	135,239
Total liabilities and stockholders' equity	$2,172,128	$2,278,307

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share amounts)

	2009	2008	2007
	(Restated)
Interest and dividend income:
Interest and fees on loans	$101,081	$132,979	$165,361
Taxable interest on investment securities	5,089	4,451	5,160
Nontaxable interest on investment securities	138	189	283
Interest on interest bearing deposits	486	11	195
Interest on federal funds sold	17	31	187
Dividends on FHLB stock	-	111	42
Total interest and dividend income	106,811	137,772	171,228
Interest expense:
Deposits:
Interest bearing demand	7,267	15,541	30,727
Savings	73	135	202
Time	17,915	12,850	15,804
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	8,880	13,845	15,991
Total interest expense	34,135	42,371	62,724
Net interest income	72,676	95,401	108,504
Loan loss provision	134,000	99,593	19,400
Net interest income (loss) after loan loss provision	(61,324)	(4,192)	89,104
Noninterest income:
Service charges on deposit accounts, net	8,582	9,894	9,710
Mortgage banking income, net	2,827	2,100	2,730
Card issuer and merchant service fees, net	3,027	3,705	3,930
Earnings on BOLI	68	264	1,574
Gains on sales of investment securities available-for sale	648	436	260
Gain on sale of merchant card processing business	3,247	-	-
Other income	3,227	3,592	3,021
Total noninterest income	21,626	19,991	21,225
Noninterest expenses:
Salaries and employee benefits	33,149	33,708	36,344
Equipment	2,153	2,156	2,250
Occupancy	4,682	4,767	4,438
Communications	1,982	2,038	1,988
FDIC insurance	6,933	1,709	777
OREO	23,140	8,442	123
Professional services	7,362	2,896	2,296
Prepayment penalties on FHLB borrowings	2,081	-	-
Reduction in reserve for unfunded loan commitments	(335)	(2,124)	(50)
Goodwill impairment	-	105,047	-
Other expenses	13,569	15,032	14,428
Total noninterest expenses	94,716	173,671	62,594
Income (loss) before income taxes	(134,414)	(157,872)	47,735
Provision (credit) for income taxes	(19,585)	(23,306)	17,756
Net income (loss)	$(114,829)	$(134,566)	$29,979
Basic earnings (loss) per common share	$(4.10)	$(4.82)	$1.06
Diluted earnings (loss) per common share	$(4.10)	$(4.82)	$1.05

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share amounts)

	Number of shares	Comprehensive income (loss)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances at December 31, 2006	28,330,259	$-	$162,199	$98,112	$765	$261,076
Comprehensive income:
Net income	-	29,979	-	29,979	-	29,979
Other comprehensive loss -
unrealized losses on investment securities
available-for-sale of approximately $70 (net of
income taxes of approximately $43), net of
reclassification adjustment for net gains
on sales of investment securities
available-for-sale included in net income of
approximately $162 (net of income taxes
of approximately $98)	-	(232)	-	-	(232)	(232)
Total comprehensive income, net	-	$29,747	-	-	-	-

Nonvested restricted stock grants, net	40,904		-	-	-	-
Stock-based compensation expense	-		1,632	-	-	1,632
Cash dividends paid (aggregating $.37 per share)	-		-	(10,491)	-	(10,491)
Stock options exercised	146,109		1,979	-	-	1,979
Tax effect from non-qualified stock options exercised	-		548	-	-	548
Repurchases of common stock	(483,100)		(9,205)	-	-	(9,205)
Balances at December 31, 2007	28,034,172		157,153	117,600	533	275,286

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share amounts)

	Number of shares	Comprehensive income (loss)	Common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances at December 31, 2007	28,034,172	$-	$157,153	$117,600	$533	$275,286
Comprehensive loss:
Net loss	-	(134,566)	-	(134,566)	-	(134,566)
Other comprehensive loss -
unrealized losses on investment securities
available-for-sale of approximately $385 (net of
income taxes of approximately $242), net of
reclassification adjustment for net gains
on sales of investment securities
available-for-sale included in net loss of
approximately $274 (net of income taxes
of approximately $162)	-	(659)	-	-	(659)	(659)
Total comprehensive loss	-	$(135,225)	-	-	-	-

Nonvested restricted stock grants, net	42,433		-	-	-	-
Stock-based compensation expense	-		1,566	-	-	1,566
Cash dividends paid (aggregating $0.22 per share)	-		-	(6,158)	-	(6,158)
Stock options exercised	11,505		67	-	-	67
Tax effect from non-qualified stock options exercised	-		(297)	-	-	(297)
Balances at December 31, 2008	28,088,110		158,489	(23,124)	(126)	135,239

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands, except per share amounts)

	Number of shares	Comprehensive income (loss)	Common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity
		(Restated)		(Restated)		(Restated)
Balances at December 31, 2008	28,088,110	$-	$158,489	$(23,124)	$(126)	$135,239
Comprehensive loss:
Net loss	-	(114,829)	-	(114,829)	-	(114,829)
Other comprehensive income -
unrealized gains on investment securities
available-for-sale of approximately $2,183 (net of
income taxes of approximately $1,337), net of
reclassification adjustment for net gains
on sales of investment securities
available-for-sale included in net loss of
approximately $402 (net of income taxes
of approximately $246)	-	1,780	-	-	1,780	1,780
Total comprehensive loss, net	-	$(113,049)	-	-	-	-

Nonvested restricted stock grants, net	86,053		-	-	-	-
Stock-based compensation expense	-		1,258	-	-	1,258
Income taxes withheld on vested restricted stock	-		(130)	-	-	(130)
Balances at December 31, 2009	28,174,163		$159,617	$(137,953)	$1,654	$23,318

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)
	2009	2008	2007
Cash flows from operating activities:	(Restated)
Net income (loss)	$(114,829)	$(134,566)	$29,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,185	5,443	4,541
Goodwill impairment	-	105,047	-
Loan loss provision	134,000	99,593	19,400
Writedown of OREO	17,981	5,460	-
Provision (credit) for deferred income taxes	22,168	(11,870)	(6,841)
Discounts (gains) on sales of mortgage loans, net	(737)	367	(102)
Gains on sales of investment securities available-for-sale	(648)	(436)	(260)
Deferred benefit plan expenses	1,744	1,762	2,690
Stock-based compensation expense	1,258	1,566	1,632
Gains on sales of premises and equipment, net	(270)	(574)	(342)
Losses on sales of OREO	3,504	662	-
Increase in accrued interest and other assets	(29,099)	(21,625)	(2,569)
Increase (decrease) in accrued interest and other liabilities	4,809	(2,796)	(7,900)
Originations of mortgage loans	(177,206)	(121,663)	(170,095)
Proceeds from sales of mortgage loans	178,948	124,186	168,917
Net cash provided by operating activities	47,808	50,556	39,050
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(54,956)	(48,100)	(14,859)
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	21,670	23,329	34,137
Proceeds from sales of investment securities available-for-sale	10,137	425	525
Proceeds from maturities and calls of investment securities held-to-maturity	200	965	505
Purchases of FHLB stock	-	(3,481)	-
Loan reductions (originations), net	258,864	(59,658)	(173,712)
Purchases of premises and equipment, net	244	(3,555)	458
Proceeds from sales of OREO	28,441	6,676	2,227
Net cash provided by (used in) investing activities	264,600	(83,399)	(150,719)
Cash flows from financing activities:
Net increase in deposits	20,737	127,473	5,522
Increase in TLGP senior unsecured debt	41,000	-	-
Net decrease in customer repurchase agreements	(9,871)	(8,743)	(25,404)
Net decrease in federal funds purchased	-	(14,802)	(375)
Proceeds from FHLB advances	140,000	1,353,477	505,000
Repayment of FHLB advances	(73,457)	(1,412,449)	(437,947)
Net increase (decrease) in other borrowings	(120,311)	(19,920)	89,524
Cash dividends paid	-	(6,158)	(10,491)
Proceeds from stock options exercised	-	67	1,979
Repurchases of common stock	-	-	(9,205)
Tax benefit (cost) from non-qualified stock options exercised	-	(297)	548
Income taxes withheld on vested restricted stock	(130)	-	-
Net cash provided by financing activities	(2,032)	18,648	119,151
Net increase (decrease) in cash and cash equivalents	310,376	(14,195)	7,482
Cash and cash equivalents at beginning of year	48,946	63,141	55,659
Cash and cash equivalents at end of year	$359,322	$48,946	$63,141

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

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community banking industry and consist of traditional community banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and trust services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. The performance of the Company and the Bank is reviewed by the executive management team and the Company’s Board of Directors (the Board) on a monthly basis. All of the executive officers of the Company are members of the Bank's executive management team, and operating decisions are made based on the performance of the Company as a whole.  Accordingly, disaggregated segment information is not required to be presented in the accompanying consolidated financial statements, and the Company will continue to present one segment for financial reporting purposes.

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

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. Investment securities are valued utilizing a number of methods including quoted prices in active markets, quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from – or corroborated by – observable market data by correlation or other means.

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

The reserve is based on estimates, and ultimate losses may vary from the current estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.  Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved.  The level of reserve for loan losses is also subject to review by the bank regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank (see Note 23). The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses.  For this purpose, loans and related commitments to loan are analyzed – and reserves are categorized – into the allocated reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

The allocated portions of the reserve and the reserve for unfunded loan commitments are calculated by applying loss factors to outstanding loan balances and commitments to loan, segregated by differing risk categories.  Loss factors are based on historical loss experience, adjusted for current economic trends, loss severity factors arising from volatile market conditions and other conditions affecting the portfolio. In certain circumstances with respect to adversely risk rated loans, reserves may be allocated for individual or groupings of loans, whereby loss factors may utilize information as to estimated collateral values, secondary sources of repayment, guarantees and other relevant factors, including consideration of information that becomes available subsequent to year-end (see Note 23). The allocated portion of the consumer loan reserve is estimated based mainly upon a quarterly credit scoring analysis.

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

OREO

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value.  When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses.  Holding costs; subsequent write-downs to net realizable value, if any; or any disposition gains or losses are included in noninterest expenses. The valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. The valuation of OREO is also subject to review by bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank (see Note 23). Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the estimated fair value of particular properties.  Net OREO was approximately $28,860 and $52,727 at December 31, 2009 and 2008, respectively, which is net of an allowance for losses in OREO of $6,230 and $5,340 as of December 31, 2009 and 2008.

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

ASC Topic 320, “Investments—Debt and Equity Securities”, includes new authoritative accounting guidance which (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert that it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income or loss.  The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the interim period ended March 31, 2009.  Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

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

Further new authoritative accounting guidance (ASU No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

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

2.         Going concern

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company's ability to continue as a going concern.  In assessing this assumption, management has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2009.  The consolidated financial statements have been prepared based upon management’s judgment that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects that may result from the outcome of various uncertainties as discussed below.

The effects of the severe economic contraction caused the Company to incur net losses of $114,829 and $134,566, for the years ended December 31, 2009 and 2008, respectively.  The 2008 net loss included a non-cash goodwill impairment charge of $105,047.  The Company and the Bank do not currently meet the definition of an “adequately capitalized institution” and are thus operating under significant regulatory restrictions including a requirement to achieve certain capital requirements, enhance liquidity and improve the credit quality of the Bank’s assets (see Note 21).  In response, the Company has implemented plans to meet the requirements of the August 27, 2009 agreement with the FDIC, its principal federal banking regulator, and the DFCS (the Order) which requires the Bank to take certain measures to improve its safety and soundness including an ongoing effort to raise capital.  Additional plans and actions to preserve existing capital and to conserve liquidity include (1) improve asset quality and reduce non performing asset totals; (2) reduce loan portfolio totals and thereby reduce required capital; (3) retain core deposits while reducing brokered deposits; and (4) continued reduction of discretionary expenses.

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

Investment securities at December 31, 2009 and 2008 consisted of the following:

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
2009
Available-for-sale
U.S. Agency and non-agency mortgage-backed
securities (MBS)	$114,560	$2,793	$714	$116,639
U.S. Government and agency securities	7,500	-	19	7,481
Obligations of state and political subdivisions	1,478	120	-	1,598
U.S. Agency asset-backed securities	7,108	478	-	7,586
Mutual fund	440	11	-	451
	$131,086	$3,402	$733	$133,755
Held-to-maturity
Obligations of state and political subdivisions	$2,008	$135	$-	$2,143

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
2008
Available-for-sale
U.S. Agency and non-agency MBS	$94,292	$607	$1,365	$93,534
U.S. Government and agency securities	8,273	453	-	8,726
Obligations of state and political subdivisions	1,503	32	5	1,530
U.S. Agency asset-backed securities	3,193	67	-	3,260
Mutual fund	423	7	-	430
	$107,684	$1,166	$1,370	$107,480
Held-to-maturity
Obligations of state and political subdivisions	$2,211	$36	$-	$2,247

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2009
U.S. Agency and non-agency MBS	$22,931	$690	$2,581	$24	$25,512	$714
U.S. Government and
agency securities	7,481	19	-	-	7,481	19
	$30,412	$709	$2,581	$24	$32,993	$733

2008
U.S. Agency and non-agency MBS	$56,029	$1,362	$183	$3	$56,212	$1,365
Obligations of state and
political subdivisions	295	5	-	-	295	5
	$56,324	$1,367	$183	$3	$56,507	$1,370

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due one year or less	$1,308	$1,336
Due after one year through five years	1,195	1,267
Due after five years through ten years	9,257	9,358
Due after ten years	118,886	121,343
Mutual fund	440	451

	$131,086	$133,755
Held-to-maturity
Due one year or less	$200	$202
Due after one year through five years	1,611	1,726
Due after five years through ten years	197	215

	$2,008	$2,143

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

5.	Loans

Loans at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	(Restated)
Commercial	$420,155	$582,831
Real Estate:
Construction/lot	308,346	517,721
Mortgage	93,465	96,248
Commercial	675,728	703,149
Consumer	49,982	56,235

Total loans	1,547,676	1,956,184
Less reserve for loan losses	58,586	47,166

Loans, net	$1,489,090	$1,909,018

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

6.	Reserve for credit losses

Transactions in the reserve for loan losses and unfunded loan commitments for the years ended December 31, 2009, 2008 and 2007 were as follows:

Reserve for loan losses	2009	2008	2007
	(Restated)
Balance at beginning of year	$47,166	$33,875	$23,585
Loan loss provision	134,000	99,593	19,400
Recoveries	3,745	1,980	1,290
Loans charged off	(126,325)	(88,282)	(10,400)
Balance at end of year	$58,586	$47,166	$33,875

Reserve for unfunded loan commitments
Balance at beginning of year	$1,039	$3,163	$3,213
Credit for unfunded loan commitments	(335)	(2,124)	(50)
Balance at end of year	$704	$1,039	$3,163

Reserve for credit losses
Reserve for loan losses	$58,586	$47,166	$33,875
Reserve for unfunded loan commitments	704	1,039	3,163
Total reserve for credit losses	$59,290	$48,205	$37,038
At December 31, 2009, the Bank had approximately $288,749 in outstanding commitments to extend credit, compared to approximately $514,605 at December 31, 2008.  During 2009 and 2008, the Company reduced its estimated reserves for unfunded commitments by $335 and $2,124, respectively, as a result of declining outstanding commitments and lower estimated funding rates.

The Bank’s operations, like those of other financial institutions operating in the Bank’s market, are significantly influenced by various economic conditions including local economies, the strength of the real estate market and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions.  Approximately 70% of the Bank’s loan portfolio at December 31, 2009 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate.  There has been a significant slow-down in the real estate markets due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified.  Recently, there have been tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values.  Any further downturn in the real estate markets could materially and adversely affect the Bank’s business because a significant portion of the Bank’s loans are secured by real estate.  The Bank’s ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the Bank would be more likely to suffer losses on defaulted loans.  Consequently, the Bank’s results of operations and financial condition are dependent upon the general trends in the economy, and in particular, the residential and commercial real estate markets.  If there is a further decline in real estate values, the collateral for the Bank’s loans would provide less security.  Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates.   Further, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business.  An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and loan loss provision.

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

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at December 31, 2009 and 2008.

Total impaired loans as of December 31, 2009 and 2008 were as follows:

	2009	2008
Impaired loans with an associated allowance	$114,039	$120,468
Impaired loans without an associated allowance	33,543	-
Total recorded investment in impaired loans	$147,582	$120,468

Amount of the reserve for loan losses allocated to impaired loans	$106	$2,699

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

The following tables present information with respect to non-performing assets at December 31, 2009 and 2008:

	2009	2008
Loans on nonaccrual status	$132,110	$120,468
Loans past due 90 days or more but not on nonaccrual status	-	5
OREO	29,609	52,727
Total non-performing assets	$161,719	$173,200

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

On November 13, 2009, FNMA informed the Bank that – as a result of the Bank’s capital ratios falling below contractual requirements – the Bank no longer qualified as a FNMA designated mortgage loan seller or servicer and the Bank had until December 31, 2009 to improve its capital ratios to meet FNMA’s requirements.  As of December 31, 2009, the Bank had not met such requirements, and, accordingly, FNMA has terminated the Bank’s rights to originate and sell mortgage loans directly to FNMA.  In addition, FNMA now is in the process of terminating its mortgage servicing agreement with the Bank, upon which occurrence the Bank would no longer be allowed to service FNMA loans. Management is in the process of discussing such issues with FNMA and has been evaluating the prospective impact of this development. Possible outcomes include a reduction of the Company’s mortgage banking and mortgage servicing revenues in the future and sale or forced transfer of its mortgage servicing business to a third-party by FNMA. As a result of the actions by FNMA, the Company anticipates that the majority of mortgage loans originated in future periods will be sold to other third-parties and that the Bank will not retain servicing rights.  The Company expects that this may result in a significant decrease to future net mortgage servicing income.  Management believes that under the circumstances, FNMA will provide the Company with sufficient time to accomplish an orderly disposition of its MSRs.   However, there can be no assurance that FNMA will provide for an orderly process nor that a reduction of mortgage banking revenues or possible impairment of MSRs will not occur. Because the estimated fair value of the Company’s MSRs exceeds book value at December 31, 2009, and because management believes it is unlikely FNMA will preemptively transfer the Company’s MSRs to a third-party, no impairment adjustment has been made in connection with this issue as of December 31, 2009. In addition, no valuation allowance for MSRs was recorded as of December 31, 2008 and 2007.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

At December 31, 2009 and 2008, the estimated fair value of the Company’s MSRs was approximately $4,229 and $4,572, respectively.  As previously discussed, the Bank is in the process of attempting to sell its MSRs.  Accordingly, at December 31, 2009, the fair value of MSRs was estimated using the average of two discounted cash flow analyses calculated by 3rd-party valuation experts, less estimated broker fees and other estimated costs of disposition. The key assumptions used in estimating the fair value of MSRs at December 31, 2008 included weighted-average mortgage prepayment rates of approximately 318% for the first year, 258% for the second year and 219% thereafter.  A discount rate of 10% was applied in 2008.

Mortgage banking income, net, consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Origination and processing fees	$1,951	$1,363	$1,744
Gains on sales of mortgage loans, net	1,054	583	898
Servicing fees	1,353	1,294	1,267
Amortization	(1,531)	(1,140)	(1,179)
Mortgage banking income, net	$2,827	$2,100	$2,730

8.         Premises and equipment

Premises and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Land	$9,148	$9,237
Buildings and leasehold improvements	30,420	30,796
Furniture and equipment	15,094	14,684
	54,662	54,717
Less accumulated depreciation and amortization	17,295	15,212
	37,367	39,505
Construction in progress	-	258
Premises and equipment, net	$37,367	$39,763

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
$6,388

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

10.      OREO

Transactions in the Company’s OREO for the years ended December 31, 2009, 2008 and 2007 were as follows:
	2009	2008	2007
	(Restated)
Balance at beginning of year	$52,727	$9,765	$326
Additions	26,059	55,760	11,651
Dispositions	(49,036)	(7,458)	(2,212)
Change in valuation allowance	(890)	(5,340)	-
Balances at end of year	$28,860	$52,727	$9,765

OREO valuation adjustments have been recorded on certain OREO properties in 2009 and 2008. These expenses are included in OREO expense in the accompanying 2009 and 2008 consolidated statements of operations.

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2009 and 2008:
	2009	2008
	(Restated)
Balance at beginning of year	$5,340	$-
Additions to the valuation allowance	17,981	5,460
Reductions due to sales of OREO	(17,091)	(120)
Balance at end of year	$6,230	$5,340

OREO expenses for the year ended December 31, 2009 consisted of $1,655 of OREO operating costs, $3,504 of losses on dispositions of OREO, and $17,981 of valuation allowances.  OREO expenses for the year ended December 31, 2008 primarily consisted of $2,742 of OREO operating costs and $5,460 of valuation allowances.  OREO expenses for the year ended December 31, 2007 were insignificant.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

Included in the total time deposits are national market brokered time deposits that were part of the Company’s wholesale funding strategies in 2008.  Also, the Bank utilizes the Certificate of Deposit Registry Program (CDARS™) to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance.  At December 31, 2009 and 2008, brokered time deposits were $116,476 and $147,900, respectively, and CDARS deposits totaled $47,287 and $168,246, respectively.  The Company is restricted from renewing any brokered deposits under terms of the Order (see Note 21).

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

The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates (unless conditions are met as described below). The significant terms of each individual trust are as follows:

			Junior			Effective rate at
	Issuance	Maturity	subordinated	Interest		December 31,
Issuance Trust	date	date	debentures (A)	rate		2009
				3-month
				LIBOR
Cascade Bancorp Trust I (D)	12/31/2004	3/15/2035	$20,619	+ 1.80	% (C)	2.054%

Cascade Bancorp Statutory Trust II (E)	3/31/2006	6/15/2036	13,660	6.619	% (B)	6.619%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust III (E)	3/31/2006	6/15/2036	13,660	+ 1.33	% (C)	1.584%

				3-month
				LIBOR
Cascade Bancorp Statutory Trust IV (F)	6/29/2006	9/15/2036	20,619	+ 1.54	% (C)	1.794%

				Weighted-
Totals			$68,558	average rate		2.792%

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

At December 31, 2009, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2011	$50,000
2012	85,000
2013	-
2014	10,000
2015	25,000
Thereafter	25,000
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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

	2009	2008	2007
	(Restated)
Expected federal income tax provision
(credit) at statutory rates	$(47,045)	$(55,255)	$16,707
State income taxes, net of federal effect	(7,090)	(2,860)	2,070
Effect of nontaxable income, net	(441)	(509)	(928)
Valuation allowance for deferred tax assets	35,517	-	-
Goodwill impairment	-	35,830	-
Other, net	(526)	(512)	(93)
Provision (credit) for income taxes	$(19,585)	$(23,306)	$17,756

The components of the net deferred tax assets and liabilities at December 31, 2009 and 2008 were approximately as follows:
	2009	2008
	(Restated)
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$24,195	$19,171
Deferred benefit plan expenses, net	6,252	5,742
State net operating loss carryforwards	7,878	1,457
Tax credit carryforwards	1,493	-
Net unrealized losses on investment securities	-	78
Allowance for losses on OREO	3,305	2,124
Accrued interest on non-accrual loans	685	1,970
Other	641	797
Deferred tax assets	44,449	31,339

Valuation allowance for deferred tax assets	(35,517)	-
Deferred tax assets, net of valuation allowance	8,932	31,339

Deferred tax liabilities:
Accumulated depreciation and amortization	1,973	1,977
Deferred loan income	1,646	1,674
MSRs	1,590	1,434
Purchased intangibles related to F&M and CBGP	2,298	2,809
FHLB stock dividends	580	573
Net unrealized gains on investment securities	1,015	-
Other	845	626
Deferred tax liabilities	9,947	9,093
Net deferred tax assets (liabilities)	$(1,015)	$22,246

Due to recent tax law changes enacted in 2009, the Company can carry back its federal net operating losses from 2009 to offset federal taxes paid in the previous five years as opposed to the two-year carry back permitted under the prior tax laws.  At December 31, 2009 and 2008, the Company has recorded income taxes receivable of approximately $43,256 and $21,230, respectively, which are recorded in other assets in the accompanying consolidated balance sheets.

State net operating losses may only be carried forward to future years.  At December 31, 2009, the Company had state net operating loss carryforwards of approximately $171,070, which expire at various dates from 2014 to 2030.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

The valuation allowance for deferred tax assets as of December 31, 2009 was $35,517.  There was no valuation allowance as of December 31, 2008.  Management determined that a valuation allowance was required at December 31, 2009 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies.

The Company has evaluated its income tax positions as of December 31, 2009 and 2008.  Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded.  The Company recognizes interest penalties related to income tax matters as interest expense and other noninterest expense, respectively, in the consolidated statements of operations.  The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2009, 2008 or 2007.

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

The numerators and denominators used in computing basic and diluted earnings (loss) per common share for the years ended December 31, 2009, 2008 and 2007 can be reconciled as follows:

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

		Weighted-
	Net	average
	income (loss)	shares	Per-share
	(numerator)	(denominator)	amount
	(Restated)		(Restated)
2009
Basic loss per common share —
Net loss	$(114,829)	28,001,110	$(4.10)
Effect of stock options and nonvested restricted stock	-	-
Diluted loss per common share	$(114,829)	28,001,110	$(4.10)

Common stock equivalent shares excluded due to antidilutive effect		123,194

2008
Basic loss per common share —
Net loss	$(134,566)	27,935,736	$(4.82)
Effect of stock options and nonvested restricted stock	-	-
Diluted loss per common share	$(134,566)	27,935,736	$(4.82)

Common stock equivalent shares excluded due to antidilutive effect		236,129

2007
Basic earnings per common share —
Net income	$29,979	28,242,684	$1.06
Effect of stock options and nonvested restricted stock	-	334,720
Diluted earnings per common share	$29,979	28,577,404	$1.05

17.	Transactions with related parties

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

The following table presents the activity related to options under all plans for the years ended December 31, 2009, 2008, and 2007.
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	average	Options	average
	out-	Exercise	out-	exercise	out-	exercise
	standing	price	standing	price	standing	price
Balance at beginning of year	1,089,091	$12.05	751,088	$13.34	770,095	$9.79
Granted	-	-	400,130	10.06	139,962	27.09
Exercised	-	-	(11,505)	5.67	(146,109)	6.86
Cancelled	(98,473)	11.54	(50,622)	15.39	(12,860)	21.06
Balance at end of year	990,618	$12.18	1,089,091	$12.05	751,088	$13.34

Exercisable at end of year	526,656		520,645		488,203

Stock-based compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 was approximately $593, $676 and $769, respectively.  As of December 31, 2009 and 2008, unrecognized compensation cost related to nonvested stock options totaled $336 and $1,159, respectively, which is expected to be recognized over a weighted-average life of less than two years.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2009 is as follows:

	Options outstanding			Exercisable options
			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
Exercise	Number of	exercise	contractual	Number of	exercise
price range	options	price	life (years)	options	price
Under $5.00	115,672	$4.64	0.6	115,672	$4.64
$5.01-$8.00	84,416	6.73	2.0	82,416	6.89
$8.01-$12.00	466,252	9.81	6.6	140,737	9.07
$12.01-$16.00	154,174	13.64	4.4	147,485	13.57
$16.01-$22.00	50,532	20.35	6.0	38,471	20.23
$22.01-$30.12	119,572	27.22	7.1	1,875	24.48

	990,618	$12.18	4.4	526,656	$9.89

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

		Weighted-
		average grant
	Number of	date fair value
	shares	per share
Nonvested as of December 31, 2008	131,593	$17.70
Granted	86,880	2.13
Vested	(86,739)	2.72
Nonvested as of December 31, 2009	131,734	$14.68

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
		Weighted-
		average grant
	Number of	date fair value
	shares	per share
Vested as of December 31, 2008	2,971	$8.75
Vested shares granted	8,840	2.50
Vested as of December 31, 2009	11,811	$4.07

20.	Fair value measurements

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

Impaired loans: In accordance with GAAP, loans measured for impairment are reported at estimated fair value, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale.  A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  During 2009, impaired loans with a carrying value of $197,283 were reduced by specific valuation allowance allocations totaling $49,701 to a total reported value of $147,582 based on collateral valuations utilizing level 3 valuation inputs.  During 2008, impaired loans with a carrying value of $169,729 were reduced by specific valuation allowance allocations totaling $49,261 to a total reported value of $120,468 based on collateral valuations utilizing level 3 inputs.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value.  Since many recent real estate sales could be termed “distressed sales”, since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates.  Estimated costs to sell OREO were based on standard market factors.  The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. During 2009, OREO with a carrying value of $35,090 was reduced by specific valuation allowance allocations totaling $6,230 to a total reported value of $28,860 based on collateral valuations utilizing level 3 valuation inputs.  During 2008, OREO with a carrying value of $58,067 was reduced by specific valuation allowance allocations totaling $5,340 to a total reported value of $52,727 based on collateral valuations utilizing level 3 inputs.

At December 31, 2009 and 2008, the Company had no financial liabilities measured at fair value on a recurring basis.  The Company’s financial assets measured at fair value on a recurring basis at December 31, 2009 and 2008 are as follows:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
2009
Investment securities available - for - sale	$-	$133,755	$-
Total recurring assets measured at fair value	$-	$133,755	$-

2008
Investment securities available - for - sale	$-	$107,480	$-
Total recurring assets measured at fair value	$-	$107,480	$-

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
			(Restated)
2009
Impaired loans with specific valuation allowances	$-	$-	$114,039
Other real estate owned		-	28,860
	$-	$-	$142,899

2008
Impaired loans with specific valuation allowances	$-	$-	$120,468
Other real estate owned		-	52,727
	$-	$-	$173,195

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2009 and 2008 were approximately as follows:

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:	(Restated)	(Restated)
Cash and cash equivalents	$359,322	$359,322	$48,946	$48,946
Investment securities:
Available-for-sale	133,755	133,755	107,480	107,480
Held-to-maturity	2,008	2,143	2,211	2,247
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,489,090	1,483,232	1,909,018	1,950,602
BOLI	33,635	33,635	33,568	33,568
OREO	28,860	28,860	52,727	52,727

Financial liabilities:
Deposits	1,815,348	1,819,103	1,794,611	1,795,004
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	304,765	256,814	317,533	320,796
Customer repurchase agreements	-	-	9,871	9,867

21.	Regulatory matters

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

The Company’s and Bank’s actual and required capital amounts and ratios are presented in the following tables.   Note that the Company’s ratios are substantially below those of the Bank because regulatory calculations disallow portions of TPS from inclusion of capital at the Company level, but it is included as Tier 1 capital at the Bank level:

The Company’s actual and required capital amounts and ratios are presented in the following table:

					Regulatory minimum
			Regulatory minimum to		to be "well capitalized"
			be "adequately		under prompt corrective
	Actual		capitalized"		action provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Restated)	(Restated)	(Restated)		(Restated)
December 31, 2009:
Tier 1 leverage
(to average assets)	$24,637	1.1%	$88,563	4.0%	$110,704	5.0%
Tier 1 risked
(to risk-weighted assets)	24,637	1.5	66,754	4.0	100,132	6.0
Total capital
(to risk-weighted assets)	49,274	3.0	133,509	8.0	166,886	10.0

December 31, 2008:
Tier 1 leverage
(to average assets)	$196,707	8.2%	$96,127	4.0%	$120,159	5.0%
Tier 1 capital
(to risk-weighted assets)	196,707	8.9	87,968	4.0	131,951	6.0
Total capital
(to risk-weighted assets)	224,701	10.2	175,935	8.0	219,919	10.0

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

The Bank’s actual and required capital amounts and ratios (exclusive of the 10% Tier 1 leverage ratio required under the Order) are presented in the following table:

					Regulatory minimum
			Regulatory minimum to		to be "well capitalized"
			be "adequately		under prompt
	Actual		capitalized"		corrective action provisions
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Restated)	(Restated)	(Restated)		(Restated)
December 31, 2009:
Tier 1 leverage
(to average assets)	$82,847	3.8%	$88,629	4.0%	$110,787	5.0%
Tier 1 capital
(to risk-weighted assets)	82,847	5.0	66,664	4.0	99,996	6.0
Total capital
(to risk-weighted assets)	104,159	6.3	133,328	8.0	166,660	10.0

December 31, 2008:
Tier 1 leverage
(to average assets)	$194,051	8.1%	$95,998	4.0%	$119,997	5.0%
Tier 1 capital
(to risk-weighted assets)	194,051	8.8	87,878	4.0	131,816	6.0
Total capital
(to risk-weighted assets)	221,772	10.1	175,755	8.0	219,694	10.0
22.	Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(Restated)
Assets:
Cash and cash equivalents	$2,663	$2,697
Investment in subsidiary	88,750	199,080
Other assets	2,223	2,216

Total assets	$93,636	$203,993

Liabilities and stockholders' equity:
Junior subordinated debentures	$68,558	$68,558
Other liabilities	1,760	196
Stockholders' equity	23,318	135,239

Total liabilities and stockholders' equity	$93,636	$203,993

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008	2007
	(Restated)
Income:
Interest and dividend income	$5	$18	$38
Gains on sales of investment securities available-for-sale	-	115	260
Total income	5	133	298

Expenses:
Administrative	1,569	1,945	2,001
Interest	2,287	3,466	4,679
Other	538	621	431
Total expenses	4,394	6,032	7,111

Net loss before credit for income taxes, dividends from the Bank and equity in undistributed net earnings (losses) of subsidary	(4,389)	(5,899)	(6,813)
Credit for income taxes	1,669	2,283	2,377
Net loss before dividends from the Bank and equity in undistributed net earnings (losses) of subsidiary	(2,720)	(3,616)	(4,436)
Dividends from the Bank	-	6,900	20,200
Equity in undistributed net earnings (loss) of subsidiary	(112,109)	(137,850)	14,215
Net income (loss)	$(114,829)	$(134,566)	$29,979

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(114,829)	$(134,566)	$29,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dividends from the Bank	-	6,900	20,200
Equity in undistributed net (earnings) loss of subsidiary	112,109	130,950	(34,415)
Gains on sales of investment securities available-for-sale	-	(115)	(260)
Stock-based compensation expense	1,258	1,566	1,632
Increase in other assets	(6)	(4)	(5)
(Decrease) increase in other liabilities	1,564	(49)	12
Net cash provided by operating activities	96	4,682	17,143

Cash flows provided by investing activities:
Proceeds from sales of investment securities available-for-sale	-	425	525

Cash flows from financing activities:
Cash dividends paid	-	(6,158)	(10,491)
Repurchases of common stock	-	-	(9,205)
Proceeds from stock options exercised	-	67	1,979
Tax benefit (cost) from non-qualified stock options exercised	-	(297)	548
Income taxes withheld on vested restricted stock	(130)	-	-

Net cash used by financing activities	(130)	(6,388)	(17,169)

Net (decrease) increase in cash and cash equivalents	(34)	(1,281)	499
Cash and cash equivalents at beginning of year	2,697	3,978	3,479
Cash and cash equivalents at end of year	$2,663	$2,697	$3,978

23.	Restatement of consolidated financial statements

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2009, management made the decision to restate its previously reported results of operations and financial condition.  This restatement is related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and is primarily related to the reserve for loan losses and loan loss provision.  In connection with the examination, the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate  losses inherent in the loan portfolio.  As a result of the findings of the regulatory examination, the regulators required the Bank to amend its Call Report of Condition as of and for the year ended December 31, 2009.  On August 3, 2010, the Audit Committee of the Board concluded, based upon additional information received from banking regulators  and the recommendation of management, that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2009  as reported in the Company’s Annual Report on Form 10-K, could no longer be relied upon.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Dollars in thousands, except per share amounts)

The effects of the restatement on the Company’s consolidated balance sheet, statement of operations, statement of changes in stockholders’ equity and statement of cash flows are summarized as follows:
	As of and for the year ended December 31, 2009
	As Previously
	Reported	Adjustment	Restated
Consolidated balance sheet
Reserve for loan losses	$37,586	$21,000	$58,586
Net loans	1,510,090	(21,000)	1,489,090
Other real estate owned	29,609	(749)	28,860
Total assets	2,193,877	(21,749)	2,172,128
Accumulated deficit	(116,204)	(21,749)	(137,953)
Total stockholders' equity	45,067	(21,749)	23,318
Total liabilities and stockholders' equity	2,193,877	(21,749)	2,172,128

Consolidated statement of operations
Loan loss provision	$113,000	$21,000	$134,000
Net interest loss after loan loss provision	(40,324)	(21,000)	(61,324)
OREO expense	22,391	749	23,140
Non-interest expense	93,967	749	94,716
Loss before income taxes	(112,665)	(21,749)	(134,414)
Net loss	(93,080)	(21,749)	(114,829)

Per share data:
Basic loss per common share	$(3.32)	$(0.78)	$(4.10)
Diluted loss per common share	(3.32)	(0.78)	(4.10)

Consolidated statement of changes in stockholders' equity
Net loss	$(93,080)	$(21,749)	$(114,829)
Accumulated deficit	(116,204)	(21,749)	(137,953)

Consolidated statement of cash flows:
Net loss	$(93,080)	$(21,749)	$(114,829)
Loan loss provision	113,000	21,000	134,000
Writedown of OREO	17,232	749	17,981
Net cash provided by operating activities	30,576	17,232	47,808
Net cash provided by investing activities	281,832	(17,232)	264,600

The consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15 under the Exchange Act of 1934, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company’s management assessed the effectiveness of Bancorp’s internal control over financial reporting presented in conformity with  generally accepted accounting principles as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

In connection with the preparation of the Company’s previously filed Annual Report on Form 10-K, as originally filed with the SEC on March 15, 2010, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of December 31, 2009 and reported that there was no change in our internal control over financial reporting that occurred during that period that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

As a result of the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2009 in connection with our estimated reserve for loan losses, as discussed in Note 23 to the accompanying audited consolidated financial statements, a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of June 30, 2010, under the supervision of the Audit Committee of the Board and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation which was performed using the COSO framework, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in the Company’s internal control over financial reporting specifically with respect to our estimate of the reserve for loan losses.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Delap LLP, the independent registered public accounting firm who has also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K/A.  Delap LLP’s report on the Company’s internal control over financial reporting appears on page 118 of this Annual Report on Form 10-K/A.

Remediation Steps to Address Material Weakness

As of the date of this Amendment, the management has refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.  Management will continue to enhance its methodology to improve such estimates and will be engaging the assistance of external independent consulting resources to assist with these revisions and enhancements.

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

Proposal 1.	To approve an amendment to our Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s Common Stock from 45,000,000 to 300,000,000:

Votes	Votes	Votes
"FOR"	"AGAINST"	"ABSTAIN"
23,792,834	825,493	11,933

Proposal 2.
To approve the issuance of up to $65 million of the Company’s Common Stock to investors in Private Offerings, which will result in such investors owning greater than 20% of the outstanding voting securities of the Company:

Votes	Votes	Votes
"FOR"	"AGAINST"	"ABSTAIN"
16,449,360	590,248	121,871

Proposal 3.	To approve an amendment to our Articles of Incorporation, as amended, to effect a one for ten reverse stock split of our Common Stock and payment of cash for resulting fractional shares:

Votes	Votes	Votes
"FOR"	"AGAINST"	"ABSTAIN"
23,177,966	1,453,150	106,542

Although all of the above proposals passed at the special shareholders meeting, as a result of the Company’s unsuccessful efforts to raise capital and the previously announced withdrawal of the registration statement due to market and other conditions, none of the proposals have been implemented as of the date of this report.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the internal control over financial reporting of Cascade Bancorp and its subsidiary, Bank of the Cascades (the Bank) (collectively, “the Company”) as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report on the Company’s internal control over financial reporting as of December 31, 2009 dated March 12, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.  The Company subsequently identified material misstatements in its 2009 consolidated financial statements, which caused the 2009 consolidated financial statements to be restated, and, therefore, management of the Company subsequently revised its assessment of its internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.  Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  In connection with an examination by banking regulators of the Bank that commenced on March 15, 2010, management received additional information from the regulators on July 29, 2010, which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio.  As a result of the findings of the regulatory examination, the regulators required the Bank to amend its Call Report of Condition as of and for the year ended December 31, 2009.  Accordingly, management determined that a material weakness existed, specifically related to a failure of the controls in place to properly estimate the reserve for loan losses.  The ineffective control resulted in the restatement of the Company’s 2009 consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 12, 2010, except for Note 23, as to which the date is August 20, 2010, which expressed an unqualified opinion on those 2009 consolidated financial statements, and such report included an explanatory paragraph related to the Company’s ability to continue as a going concern.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 12, 2010, except for Note 23, and the effects of the restatement described therein, as to which the date is August 20, 2010, expressed an unqualified opinion on those consolidated financial statements, and such report included an explanatory paragraph related to the Company’s ability to continue as a going concern.

/s/ Delap LLP

Lake Oswego, Oregon
March 12, 2010, except for the effects of
the material weakness described in the sixth
paragraph above, as to which the date is
August 20, 2010

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included in the section captioned "Executive Officers of the Registrant" in Part 1, Item 1, elsewhere in this report.  Information concerning directors of Bancorp required to be included in this item is set forth under the headings "Election of Directors," and "Compliance with Section 16(a)," in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end of December 31, 2009 (the "Proxy Statement"), and is incorporated into this report by reference and under the heading Business-Executive Officers of the Registry in this report.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The consolidated financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 64.

(2)
All consolidated financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto

(3)	Exhibits. Exhibits filed with this Annual Report on Form 10-K or incorporated by reference from other filing are as follows:

3.1
Articles of Incorporation of Cascade Bancorp, as amended.  Filed as exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission filed June 30, 2997 and incorporated herein by reference.

3.2
Bylaws of Cascade Bancorp, as amended and restated. 10.1 Registrant’s 1994 Incentive Stock Option Plan.  Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission in January 1994, and incorporated herein by reference.

10.2
Incentive Stock Option Plan Letter Agreement.  Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission in January 1994, and incorporated herein by reference.

10.3
Incentive Stock Option Plan Letter Agreement.  Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission in January 1994, and incorporated herein by reference.

10.4
Deferred Compensation Plans.  Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant’s Form 10-KSB, as filed with the Securities and Exchange Commission on March 28, 1996 (File No. 000-23322), and incorporated herein by reference.

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

10.9
Agreement, together with Order to Cease and Desist dated August 27, 2009.  The Order to Cease and Desist was filed as exhibit 99.2 to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on September 2, 2009, and incorporated herein by reference.

10.10
Shareholders Agreement dated December 27,2005, by and among Cascade Bancorp, David F. Bolger and Two-forth Associates.  Filed as exhibit 4 to Schedule 13D filed by Mr. David Bolger and Two-Forty Associates on April 27, 2006 and incorporated herein by reference.

10.6
First Amendment to the Securities Purchase Agreement, dated February 16, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.  Filed as an exhibit to the registrants Form 8-K filed with the Securities and Exchange Commission on February 19, 2010).

10.7
First Amendment to the Securities Purchase Agreement dated February16, 2010, between the Company and BOTC Holdings LLC incorporated by reference to exhibit 10.2 of the registrants filing on Form 8-K filed with the Securities and Exchange Commission on February 19, 2010).

11.1	Earnings per Share Computation. The information called for by this item is located on page 92 of this Form 10-K/A Annual Report, and is incorporated herein by reference.
21.1	Subsidiaries of registrant.
23.1	Consent of Symonds, Evans & Company, P.C., Independent Accountants.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ Jerol E. Andres	March 12, 2010
Jerol E. Andres, Director/Vice Chairman	Date

/s/ Gary L. Hoffman	March 12, 2010
Gary L. Hoffman, Director/Chairman	Date

/s/ Henry H. Hewitt	March 12, 2010
Henry H. Hewitt, Director	Date

/s/ Judith A. Johansen	March 12, 2010
Judith A. Johansen, Director	Date

/s/ Clarence Jones	March 12, 2010
Clarence Jones, Director	Date

/s/ Patricia L. Moss	March 12, 2010
Patricia L. Moss, Director/President & CEO	Date

/s/ Ryan R. Patrick	March 12, 2010
Ryan R. Patrick, Director	Date

/s/ James E. Petersen	March 12, 2010
James E. Petersen, Director	Date