Form 10-Q/A
period 2010-03-31
CASCADE BANCORP
filed 2010-08-24
CIK 865911

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

EXPLANATORY NOTE

Cascade Bancorp (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10−Q for the three months ended March 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2010 (the “Original Filing”), to restate the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010, and amend related disclosures in the Selected Financial Data, Management’s Discussion and Analysis,  Disclosure Controls and Procedures, and the Risk Factor sections.  This Amendment is primarily related to an examination by banking regulators of Bank of the Cascades, the Company’s wholly-owned subsidiary (the “Bank”) that commenced on March 15, 2010 and is being filed in order to restate the Company’s previously reported results of operations and financial condition primarily related to the allowance for loan losses and loan loss provision.  The restatement is in response to additional information received from banking regulators on July 29, 2010 in connection with the Bank’s regulatory examination that commenced on March 15, 2010.  As a result of the findings of the regulatory examination, the regulators have required the Bank to amend its Call Report of Condition (“Call Report”) as of and for the three months ended March 31, 2010.

On August 3, 2010, the Audit Committee of the Company’s Board of Directors concluded, based upon additional information received from banking regulators and recommendation of management, that the Company’s previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2010 as reported in the Company’s Quarterly Report on Form 10-Q, could no longer be relied upon.

The restatement resulted in:

•
A decrease of $12.4 million in the provision for loan losses and the allowance for loan losses and a decrease of $749 thousand in other real estate owned (OREO) expenses and the valuation allowance   for the three months ended March 31, 2010;

•	The Company’s net loss after tax for the three months ended March 31, 2010 decreased from $24.4 million to $11.3 million;
•	Earnings per share for the quarter, previously reported to be a loss of $0.87, decreased to a loss of $0.40;
•	The loan loss provision decreased from $25.9 million to $13.5 million;
•	The reserve for loan losses increased to $60.1 million from the previously reported $51.5 million; and
•	Stockholders’ equity at March 31, 2010 decreased to $12.6 million compared to the previously reported $21.2.

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

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q/A
QUARTERLY REPORT
MARCH 31, 2010

INDEX

PART I

ITEM 1.	FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Dollars in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,306	$38,759
Interest bearing deposits	315,292	319,627
Federal funds sold	210	936
Total cash and cash equivalents	343,808	359,322
Investment securities available-for-sale	142,187	133,755
Investment securities held-to-maturity	2,008	2,008
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,405,531	1,489,090
Premises and equipment, net	36,821	37,367
Core deposit intangibles	6,019	6,388
Bank-owned life insurance (BOLI)	33,635	33,635
Other real estate owned (OREO), net	29,876	28,860
Income taxes receivable	42,483	43,256
Accrued interest and other assets	25,137	27,975
Total assets	$2,077,977	$2,172,128

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$358,710	$394,583
Interest bearing demand	822,636	796,628
Savings	30,432	29,380
Time	521,323	594,757
Total deposits	1,733,101	1,815,348
Junior subordinated debentures	68,558	68,558
Other borrowings	195,219	195,207
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	41,000
Accrued interest and other liabilities	27,494	28,697
Total liabilities	2,065,372	2,148,810

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 45,000,000 shares authorized; 28,174,163 issued and outstanding	159,812	159,617
Accumulated deficit	(149,230)	(137,953)
Accumulated other comprehensive income	2,023	1,654
Total stockholders' equity	12,605	23,318
Total liabilities and stockholders' equity	$2,077,977	$2,172,128

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2010 and 2009
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2010	2009
	(Restated)
Interest income:
Interest and fees on loans	$21,120	$26,981
Taxable interest on investments	1,571	1,309
Nontaxable interest on investments	26	35
Interest on federal funds sold	3	9
Interest on interest bearing deposits	145	1
Total interest income	22,865	28,335

Interest expense:
Deposits:
Interest bearing demand	1,505	1,943
Savings	17	19
Time	3,509	4,528
Federal funds purchased & other borrowings	1,724	2,121
Total interest expense	6,755	8,611

Net interest income	16,110	19,724
Loan loss provision	13,500	15,000
Net interest income (loss) after loan loss provision	2,610	4,724

Noninterest income:
Service charges on deposit accounts	1,720	2,150
Mortgage loan origination and processing fees	108	672
Gains on sales of mortgage loans, net	43	323
Gains on sales of investment securities available-for-sale	71	372
Card issuer and merchant services fees, net	623	772
Earnings on bank-owned life insurance	-	25
Other income	685	743
Total noninterest income	3,250	5,057

Noninterest expense:
Salaries and employee benefits	7,684	8,551
Occupancy & equipment	1,635	1,873
Communications	473	547
FDIC insurance	2,686	1,103
OREO	701	1,514
Other expenses	3,957	2,982
Total noninterest expense	17,136	16,570

Loss before income taxes	(11,276)	(6,789)
Credit for income taxes	-	(2,873)
Net loss	$(11,276)	$(3,916)

Basic loss per common share	$(0.40)	$(0.14)
Diluted loss per common share	$(0.40)	$(0.14)

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
	(Restated)
Total stockholders' equity at beginning of period	$23,318	$135,239

Comprehensive loss:
Net loss	(11,276)	(3,916)
Unrealized gains (losses) on securities available-for-sale	369	(1,136)
Comprehensive loss	(10,907)	(5,052)

Stock based compensation expense	194	337

Cancellation of shares for tax withholding	-	(30)

Total stockholders' equity at end of period	$12,605	$130,494

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
	(Restated)
Net cash provided by operating activities	$522	$11,742

Investing activities:
Proceeds from sales of investment securities available-for-sale	1,440	6,350
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	13,093	5,459
Purchases of investment securities available-for-sale	(22,457)	(5,152)
Net decrease in loans	54,137	8,895
Purchases of premises and equipment	-	(433)
Proceeds from sales of premises and equipment	-	168
Proceeds from sales of OREO	2,786	-
Net cash provided by investing activities	48,999	15,287

Financing activities:
Net increase (decrease) in deposits	(82,247)	45,260
Increase in TLGP senior unsecured debt	-	41,000
Net increase (decrease) in other borrowings and customer repurchase agreements	12	(46,624)
Net cash provided (used) by financing activities	(82,235)	39,636
Net increase (decrease) in cash and cash equivalents	(32,714)	66,665
Cash and cash equivalents at beginning of period	359,322	48,946
Cash and cash equivalents at end of period	$326,608	$115,611

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,458	$8,517
Income tax refund received	$-	$(8,100)
Loans transferred to other real estate	$3,765	$1,004

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

The condensed consolidated financial statements as of and for the year ended December 31, 2009 were derived from audited financial statements, but do not include all disclosures contained in the Company’s 2009 Annual Report to Shareholders on Form 10-K/A.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2009 consolidated financial statements, including the notes thereto, included in the Company’s 2009 Annual Report to Shareholders on Form 10-K/A.

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

4.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at March 31, 2010 and December 31, 2009 was as follows (dollars in thousands):

Loan portfolio	March 31, 2010	% of gross loans	December 31, 2009	% of gross loans	% Change Mar/Dec
	(Restated)		(Restated)
Commercial	$382,318	26%	$420,155	27%	-9.0%
Real Estate:
Construction/lot/land development	233,404	16%	308,346	20%	-24.3%
Mortgage	93,102	6%	93,465	6%	-0.4%
Commercial	707,965	48%	675,728	44%	4.8%
Consumer	48,840	4%	49,982	3%	-2.3%
Total loans	1,465,629	100%	1,547,676	100%	-5.3%
Less reserve for loan losses	60,098		58,586		2.6%
Total loans, net	$1,405,531		$1,489,090		-5.6%

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

Transactions in the reserve for loan losses and unfunded commitments for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
	(Restated)
Reserve for loan losses
Balance at beginning of perod	$58,586	$47,166
Loan loss provision	13,500	15,000
Recoveries	1,508	308
Loans charged off	(13,496)	(12,753)
Balance at end of period	$60,098	$49,721

Reserve for unfunded commitments
Balance at beginning of period	$704	$1,039
Provision (credit) for unfunded commitments	237	(335)
Balance at end of period	$941	$704

Reserve for credit losses
Reserve for loan losses	$60,098	$49,721
Reserve for unfunded commitments	941	704
Total reserve for credit losses	$61,039	$50,425

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

The following table presents information with respect to NPA’s at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009
		(Restated)
Loans on non-accrual status	$130,824	$132,110
Loans past due 90 days or more but not on non-accrual status	10	-
OREO	29,876	28,860
Total NPA's	$160,710	$160,970

Selected ratios:
NPLs to total gross loans	8.93%	8.54%
NPAs to total gross loans and OREO	10.75%	10.21%
NPAs to total assets	7.70%	7.41%

The composition of NPA’s as of March 31, 2010 and December 31, 2009 was as follows (dollars in thousands):
	March 31, 2010	% of total	December 31, 2009	% of total
			(Restated)	(Restated)
Commercial	$35,906	22%	$28,964	18%
Real Estate:
Development/Construction/lot	100,797	63%	106,752	66%
Commercial	23,411	15%	24,749	16%
Consumer/other	595	0%	505	0%
Total NPA's	$160,710	100%	$160,970	100%

The following table presents non-performing assets as of March 31, 2010 and December 31, 2009 by region (dollars in thousands):

Region	March 31, 2010	% of total NPA's	December 31, 2009	% of total NPA's
			(Restated)	(Restated)
Central Oregon	$47,939	30%	$49,167	31%
Northwest Oregon	25,659	16%	27,042	17%
Southern Oregon	17,067	11%	17,758	11%
Total Oregon	90,665	56%	93,967	58%
Idaho	70,045	44%	67,003	42%
Grand total	$160,710	100%	$160,970	100%

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

6.	Other Real Estate Owned (“OREO”), Net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
	(Restated)
Balance at beginning of period	$28,860	$52,727
Additions to OREO	3,765	2,815
Dispositions of OREO	(2,786)	(860)
Valuation adjustments in the period	37	(951)
Balance at end of period	$29,876	$53,731

7.	Mortgage Servicing Rights

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

The numerators and denominators used in computing basic and diluted loss per common share for the three months ended March 31, 2010 and 2009 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2010	2009
	(Restated)
Net loss	$(11,276)	$(3,916)

Weighted-average shares outstanding - basic	28,044,009	27,961,121
Basic and diluted loss per common share	$(0.40)	$(0.14)

Common stock equivalent shares excluded due to antidilutive effect	488,604	114,054

12.	Stock-Based Compensation

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

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010			(Restated)
Impaired loans with specific valuation allowances	$-	$-	$110,847
Other real estate owned	-	-	29,876
	$-	$-	$140,723

December 31, 2009
Impaired loans with specific valuation allowances	$-	$-	$114,039
Other real estate owned	-	-	28,860
	$-	$-	$142,899

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2010 and December 31, 2009 were approximately as follows:

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(Restated)	(Restated)	(Restated)	(Restated)
Financial assets:
Cash and cash equivalents	$343,808	$343,808	$359,322	$359,322
Investment securities:
Available-for-sale	142,187	142,187	133,755	133,755
Held-to-maturity	2,008	2,133	2,008	2,143
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,405,531	1,397,583	1,489,090	1,483,232
BOLI	33,635	33,635	33,635	33,635
OREO	29,876	29,876	28,860	28,860

Financial liabilities:
Deposits	1,733,101	1,737,320	1,815,348	1,819,103
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	304,777	254,266	304,765	256,814

14.	Regulatory Matters

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

The Bank’s actual and required capital amounts and ratios (exclusive of the 10% Tier 1 leverage ratio required under the Order) are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Restated)	(Restated)	(Restated)		(Restated)
March 31, 2010:
Tier 1 leverage (to average assets)	$73,940	3.6%	$83,371	4.0%	$104,213	5.0%
Tier 1 capital (to risk-weighted assets)	73,940	4.6	64,744	4.0	97,115	6.0
Total capital (to risk-weighted assets)	94,683	5.9	129,487	8.0	161,859	10.0

December 31, 2009:
Tier 1 leverage (to average assets)	$104,597	4.7%	$89,294	4.0%	$111,617	5.0%
Tier 1 capital (to risk-weighted assets)	104,597	6.2	67,535	4.0	101,302	6.0
Total capital (to risk-weighted assets)	125,919	7.5	135,069	8.0	168,836	10.0

The Company’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Restated)	(Restated)	(Restated)		(Restated)
March 31, 2010:
Tier 1 leverage (to average assets)	$10,148	0.5%	$83,559	4.0%	$104,449	5.0%
Tier 1 risked (to risk-weighted assets)	10,148	0.6	64,950	4.0	97,425	6.0
Total capital (to risk-weighted assets)	20,296	1.3	129,900	8.0	162,375	10.0

December 31, 2009:
Tier 1 leverage (to average assets)	$53,636	2.4%	$89,433	4.0%	$111,791	5.0%
Tier 1 risked (to risk-weighted assets)	53,636	3.2	67,625	4.0	101,437	6.0
Total capital (to risk-weighted assets)	107,272	6.4	135,250	8.0	169,062	10.0

15.	New Authoritative Accounting Guidance

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

16.	Restatement of condensed consolidated financial statements

Subsequent to the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2010, management made the decision to restate its previously reported results of operations and financial condition.  This restatement is related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and is primarily related to the reserve for loan losses and loan loss provision.  In connection with the examination, the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio.  As a result of the findings of the regulatory examination, the regulators required the Bank to amend its Call Report of Condition as of and for the three months ended March 31, 2010.  On August 3, 2010, the Audit Committee of the Board concluded, based upon additional information received from banking regulators  and the recommendation of management, that the Company’s previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2010  as reported in the Company’s Quarterly Report on Form 10-Q, could no longer be relied upon. Accordingly, all amounts as of December 31, 2009 in the accompanying condensed consolidated financial statements have been restated.

The effects of the restatement on the Company's condensed consolidated balance sheet, statement of operations, statement of changes in stockholders' equity and statement of cash flows are summarized as follows:

	As of and for the three months ended March 31, 2010
	As Previously
	Reported	Adjustment	Restated
Condensed consolidated balance sheet
Reserve for loan losses	$51,498	$8,600	$60,098
Net loans	1,414,131	(8,600)	1,405,531
Total assets	2,086,577	(8,600)	2,077,977
Accumulated deficit	(140,630)	(8,600)	(149,230)
Total stockholders' equity	21,205	(8,600)	12,605
Total liabilities and stockholders' equity	2,086,577	(8,600)	2,077,977

Condensed consolidated statement of operations
Loan loss provision	$25,900	$(12,400)	$13,500
Net interest income (loss) after provision for loan losses	(9,790)	12,400	2,610
OREO expense	1,450	(749)	701
Non-interest expense	17,885	(749)	17,136
Loss before income taxes	(24,425)	13,149	(11,276)
Net loss	(24,425)	13,149	(11,276)

Per share data
Basic loss per common share	$(0.87)	$0.47	$(0.40)
Diluted loss per common share	(0.87)	0.47	(0.40)

Condensed consolidated statement of changes in stockholders' equity
Net loss	$(24,425)	$13,149	$(11,276)
Accumulated deficit	(140,630)	(8,600)	(149,230)

Condensed consolidated statement of cash flows:
Net loss	$(24,425)	$13,149	$(11,276)
Loan loss provision	25,900	(12,400)	13,500
Net cash provided by operating activities	9,122	(8,600)	522
Net cash provided by investing activities	57,599	(8,600)	48,999

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2010 and the operating results for the three months then ended, included elsewhere in this report.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2010; including its audited 2009 consolidated financial statements and the notes thereto as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q/A contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described in our annual report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2010 as well as the following factors: our inability to comply in a timely manner with the Order with the FDIC and the DFCS, under which we are currently operating, could lead to further regulatory sanctions or orders, which could further restrict our operations and negatively affect our results of operations and financial condition; local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our results of operations and financial condition; the local housing/real estate market could continue to decline for a longer period than we anticipate; the risks presented by a continued economic recession, which could continue to adversely affect credit quality, collateral values, including real estate collateral and OREO properties, investment values, liquidity and loan originations, reserves for loan losses and charge offs of loans and loan portfolio delinquency rates and may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, and the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon and the greater Boise area, specifically; we are seeking additional capital to improve capital ratios, but capital may not be available on acceptable terms or at all; interest rate changes could significantly reduce net interest income and negatively affect funding sources; competition among financial institutions could increase significantly; competition or changes in interest rates could negatively affect net interest margin, as could other factors listed from time to time in the Company’s SEC reports; the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and existing regulatory requirements, changes in regulatory requirements and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premium, could adversely affect the businesses in which we are engaged, our results of operations and financial condition.

These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q/A. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

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

For additional information regarding critical accounting policies, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates included in the Company’s Form 10-K/A for the year ended December 31, 2009. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2009.

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

Highlights and Summary of Performance – First Quarter of 2010

First Quarter Performance:

•	Credit Quality: Reserve for credit losses increased to $61.0 million or 4.16% of total loans, up from $59.3 million and 3.83% at December 31, 2009.
•	Credit Quality: Non-performing assets (NPA’s) were stable at $160.7 million compared to $161.0 million at December 31, 2009.
•	Credit Quality: Net charge-offs were lower at $12.0 million compared to $43.5 million for the linked-quarter.
•	Total Loans: $82.0 million decline from December 31, 2009.
•	Total Deposits: $82.2 million decline from December 31, 2009 primarily due to decreased brokered deposits; down 5.7% compared to the year-ago period.
•
First Quarter Net Loss Per Share: of ($0.40) or ($11.3 million) mainly due to provision for loan losses of $13.5 million.  This compared to a net loss per share of ($2.50) or ($70.2 million) for the linked-quarter and ($0.14) or ($3.9 million) for the year-ago quarter.

•	Liquidity Portfolio: Interest bearing balances held at FRB were approximately $286.9 million or 14% of assets to enhance liquidity.
•	Net Interest Margin (NIM): The NIM was 3.50% compared to 3.25% for the linked-quarter.

Cascade reported a first quarter 2010 net loss of ($11.3 million) or ($0.40) per share which is lower than the prior quarter’s net loss of ($70.2 million) or ($2.50) per share.  The quarterly loss was primarily due to an elevated loan loss provision expense to offset charge-offs and to increase our reserve for credit losses to approximately $61.0 million or 4.16% of gross loans compared to approximately $59.3 million or 3.83% at December 31, 2009.  NPA’s were stable at $160.7 million compared to $161.0 million for the linked-quarter and delinquent loans just 0.58% of gross loans compared to 0.65% at December 31, 2009.  Net charge-offs were $12.0 million for the first quarter of 2010 down from $43.5 million for the linked-quarter.  Net interest income was down $0.7 million for the first quarter of 2010 as compared to the linked-quarter, primarily due to reduced interest and loan fee income because the loan portfolio declined $82.0 million or 5.3% from the linked-quarter and was down 24.3% compared to the year-ago period.  This decline reflects the slower economy, the level of charge-offs and management’s actions to strategically reduce outstanding loans to mitigate credit risk going forward and to preserve capital.  Non-interest income decreased $0.3 million when compared to the linked-quarter and was $1.8 million below the year ago quarter primarily due to decreases in service charges and mortgage revenue.  Non-interest expense when compared to the linked-quarter was down by $12.6 million or 42.5% because the linked-quarter included higher OREO related expenses, certain costs of debt extinguishment and expenses related to our unsuccessful public capital raise in that period. In addition, salaries and benefits cost were down $0.5 million or 5.6% from the prior quarter.  As compared to the year ago quarter, noninterest expenses were up by $0.6 million primarily due to FDIC insurance expense of approximately $2.7 million for the quarter compared to $1.1 million for the year-ago quarter, which was offset by a decrease in salaries and benefit costs of $0.9 million.

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

At March 31, 2010, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.55%, 4.57% and 5.85%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized.” Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, pursuant to the Order, the Bank is striving to raise capital to meet the required Tier 1 leverage ratio of at least 10% to be considered “well-capitalized” Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios at the Holding Company level are lower than that at the Bank, primarily because holding company ratios disallow inclusion of trust preferred debentures which qualify as capital at the Bank itself.  Accordingly, the Company’s capital ratios are 0.49%, 0.62% and 1.25%, respectively.

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

First quarter provisioning expense of $13.5 million exceeded net charge-offs of $12.0 million thereby increasing reserves for credit losses to $61.0 million or 4.16% of loans. The Bank increased its level of pooled and unallocated reserves in response to risk rating changes and uncertainty as to current and prospective economic conditions.  In prior quarters provision expense and charge-offs had been primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  The Bank has successfully sold several non-performing loans and OREO properties in the past two quarters at or near its carrying value.  While this and other evidence seems to indicate that appraised values are beginning to stabilize, no assurance can be given that valuations may not decline further because nearly all sales of such properties are perceived by buyers as distressed and so subject to such pricing pressure.

At March 31, 2010, NPA’s were $160.7 million, or 7.7% of total assets compared to $161.0 million or 7.4% of total assets at December 31, 2009.  Because of the uncertain real estate market, no assurances can be given as to the timing of ultimate disposition of these NPA’s or that the sale price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management. In the past several quarters the Bank has been able to sell certain OREO properties and non performing loans to investors at or near their carrying value.  Carrying values reflect write-downs and charge off amounts previously taken on such assets.  However, future sales are subject to uncertainty because of the volatility of property value prices with respect to distressed assets.

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

On August 3, 2010, the Company determined that it would restate its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010 primarily related to the reserve for loan losses and loan loss provision (see explanatory note on page 2 of this Amendment). As a result of the restatement, the March 31, 2010 reserve for loan losses increased to $60.1 million from the previously reported $51.5 million.  The loan loss provision for the three months ended March 31, 2010 decreased from $25.9 million to $13.5 million.  This restatement is related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and is related to the reserve for loan losses and loan loss provision.  In connection with the examination, the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.

At March 31, 2010, the total reserve for credit losses was $61.0 million or 4.16% of total loans.  Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. The reserve includes approximately $8.5 million or 16.1% in unallocated reserves which reflects qualitative risk factors such as level and trend of charge-off and recoveries; level and trend in delinquencies, nonaccrual loans and impaired loans; and experience, ability, and depth of lending management staff.  With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, we can give no assurances that the reserve will be adequate in future periods or that the level of NPA’s will not increase.  Further provisioning and charge-offs may be required before values stabilize. In addition, the level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require increases to the reserve based on their evaluation of the information available.

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

RESULTS OF OPERATIONS – Three Months ended March 31, 2010 and 2009

Income Statement

Net Loss

Net loss for the first quarter of 2010 was ($11.3 million) or ($0.40) per share, compared to a net loss of ($70.2 million) or ($2.50) per share for the linked-quarter and net loss of ($3.9 million) or (0.14) per share for the year ago period.  The quarterly loss was primarily due to an elevated loan loss provision expense to offset charge-offs and an increase in the reserve for credit losses to 4.16% of gross loans compared to 3.83% at December 31, 2009.  Compared to the linked-quarter, net interest income decreased $3.6 million for the quarter ended March 31, 2010 mainly due to lower loan balances and interest reversed and foregone on non performing loans.  Linked-quarter non-interest income was down primarily due to a decrease in mortgage revenue and non-interest expense increased $0.6 million for the quarter ended March 31, 2010, primarily due to an increase in FDIC insurance expense and other expenses, offset by a reduction in staffing expenses for the period.

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

	Quarter ended			Quarter ended
	March 31, 2010			March 31, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
	(Restated)
Assets
Taxable securities	$143,783	$1,571	4.43%	$106,963	$1,308	4.96%
Non-taxable securities (1)	2,792	35	5.08%	3,731	53	5.76%
Interest bearing balances due from other banks	204,232	145	0.29%	1,239	1	0.33%
Federal funds sold	3,255	3	0.37%	16,670	9	0.22%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)(4)	1,513,852	21,195	5.68%	1,947,231	27,075	5.64%
Total earning assets/interest income	1,878,386	22,949	4.95%	2,086,306	28,446	5.53%
Reserve for loan losses	(41,920)			(47,483)
Cash and due from banks	63,404			54,068
Premises and equipment, net	37,158			39,728
Bank-owned life insurance	33,635			33,584
Accrued interest and other assets	125,428			104,865
Total assets	$2,096,091			$2,271,068

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$752,935	1,505	0.81%	$738,031	1,943	1.07%
Savings deposits	29,658	17	0.23%	34,047	19	0.23%
Time deposits	564,229	3,509	2.52%	668,181	4,528	2.75%
Other borrowings	304,805	1,724	2.29%	304,225	2,121	2.83%
Total interest bearing liabilities/interest expense	1,651,627	6,755	1.66%	1,744,484	8,611	2.00%
Demand deposits	374,549			385,780
Other liabilities	27,148			3,524
Total liabilities	2,053,324			2,133,788
Stockholders' equity	42,767			137,280
Total liabilities and stockholders' equity	$2,096,091			$2,271,068

Net interest income		$16,194			$19,835

Net interest spread			3.30%			3.53%

Net interest income to earning assets			3.50%			3.86%

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

Loan Loss Provision

The loan loss provision for the quarter ended March 31, 2010 was $13.5 million, as compared to $15.0 million for the first quarter a year ago.  First quarter provisioning expense of $13.5 million exceeded net charge-offs of $12.0 million thereby increasing reserves for credit losses to $61.0 million or 4.16% of loans. The Bank increased its level of pooled and unallocated reserves in response to risk rating changes and uncertainty as to current and prospective economic conditions.  In prior quarters provision expense and charge-offs had been primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  The Bank has successfully sold several non-performing loans and OREO properties in the past two quarters at or near its carrying value.  While this and other evidence seems to indicate that appraised values are beginning to stabilize, no assurance can be given that valuations may not decline further because nearly all sales of such properties are perceived by buyers as distressed and so subject to such pricing pressure.  This increase was primarily due to deteriorating appraised values on collateral dependent loans especially in the residential land development portfolio.  In addition, the Bank has increased its level of pooled and unallocated reserves in response to the challenging economic environment.  At March 31, 2010, the reserve for credit losses (reserve for loan losses and loan commitments) was 4.16% of outstanding loans, as compared to 2.61% for the year ago period and 3.83% at December 31, 2009.  The level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require increases to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” in the Company’s Form 10-K/A.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2010 was $17.1 million, an increase of 3.4% from the same period a year ago.  The 2010 increase was attributable to increases in FDIC insurance and other professional services, partially offset by a reduction in salaries and employee benefits expense.

OREO expenses were $0.7 million for the first quarter of 2010 and $1.5 million for the first quarter of 2009.  In addition, FDIC deposit insurance assessments increased $1.6 million or 143.5% for the first quarter of 2010 when compared to the first quarter of 2009, reflecting the FDIC’s higher base assessment rate for 2010. FDIC premiums have increased due to the rise in financial institution failures in 2008 and 2009, the Company’s voluntary participation in the Temporary Liquidity Guarantee Program (“TLGP”) and the FDIC’s rates applicable to banks in the Company’s regulatory classification.  Meanwhile, the Company continued to see a reduction in salary expenses, and employee benefits expenses declined as staffing continues to be trimmed in response to the slowing economy.

Income Taxes

As of March 31, 2010, the Company had recorded refundable income taxes receivable of approximately $43.3 million related to the carryback of operating losses to prior years, which has been received subsequent to quarter-end. For the three months ended March 31, 2010 the Company has provided a 100% valuation allowance against its deferred tax assets so there was no credit for income taxes.  A credit for income taxes arose in the first quarter of 2009 due to an operating loss.  For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Form 10-K/A for the year ended December 31, 2009.

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

Capital Resources

The Company’s total stockholders’ equity at March 31, 2010 was $12.6 million, a decrease of $10.7 million from December 31, 2009.  The decrease primarily resulted from a net loss for the three months ended March 31, 2010.

Among the corrective actions required under the Order, are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of March 31, 2010 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.   Capital ratios for the Bank set forth below are substantially higher than the capital ratios at the Company level.  This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt.  At the Company level a substantial percentage of Trust Preferred debt is excluded from regulatory capital; while it is fully included at the Bank level.  At March 31, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.49%, 0.62% and 1.25%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.55%, 4.57% and 5.85%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” As discussed elsewhere in this report, as of March 31, 2010 and through the date of this report, the Bank has failed to meet this requirement of the Order.

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

Evaluation of Disclosure Controls and Procedure

In connection with the preparation of the Company’s previously filed Quarterly Report on Form 10-Q, as originally filed with the SEC on May 17, 2010, our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of March 31, 2010 and reported that there was no change in our internal control over financial reporting that occurred during that period that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

As a result of a restatement of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2010 in connection with our estimated reserve for loan losses, as discussed in Note 16 to the accompanying unaudited condensed consolidated financial statements, a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of June 30, 2010, under the supervision of the Audit Committee of the Board and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation which was performed using the COSO framework, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010 to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in the Company’s internal control over financial reporting specifically with respect to our estimate of the reserve for loan losses.

Remediation Steps to Address Material Weakness

As of the date of this amendment, the Company has refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio. Management will continue to enhance its methodology to improve such estimates and will be engaging the assistance of external independent consulting resources to assist with these revisions and enhancements.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of the subject dates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At March 31, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.49%, 0.62% and 1.25%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.55%, 4.57% and 5.85%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized.” Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” We can provide no assurances that we will be able to raise additional capital in the foreseeable future given the present condition of financial markets. If we fail to raise additional capital or take other measures that will cause our regulatory capital levels to increase, regulators may take additional measures that could include receivership or a forced divestiture of our assets and deposits. Any such measures, if taken, may have a material adverse effect upon the value of our common stock.

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

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve. Our reserve for loan losses was 37.4% and 30.7% of NPA’s at March 31, 2010 and 2009, respectively. If real estate markets deteriorate further, we expect that we may continue to experience increased delinquencies and credit losses. While economic conditions have stabilized on a national level, conditions could worsen, potentially resulting in higher delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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