Form 10-Q
period 2010-06-30
CASCADE BANCORP
filed 2010-08-24
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Yes ☒ No☐

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

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,544,899 shares of no par value Common Stock as of August 9, 2010.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2010

INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Dollars in thousands)
(unaudited)

	June 30,	December 31,
	2010	2009
		(Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,664	$38,759
Interest bearing deposits	300,810	319,627
Federal funds sold	227	936
Total cash and cash equivalents	338,701	359,322
Investment securities available-for-sale	125,906	133,755
Investment securities held-to-maturity	1,807	2,008
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,291,203	1,489,090
Premises and equipment, net	36,291	37,367
Core deposit intangibles	5,650	6,388
Bank-owned life insurance (BOLI)	33,636	33,635
Other real estate owned (OREO), net	55,576	28,860
Income taxes receivable	-	43,256
Accrued interest and other assets	19,533	27,975
Total assets	$1,918,775	$2,172,128

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$323,686	$394,583
Interest bearing demand	676,214	796,628
Savings	30,918	29,380
Time	545,224	594,757
Total deposits	1,576,042	1,815,348
Junior subordinated debentures	68,558	68,558
Other borrowings	195,000	195,207
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	41,000
Accrued interest and other liabilities	26,076	28,697
Total liabilities	1,906,676	2,148,810

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 45,000,000 shares authorized; 28,544,899 issued and outstanding	159,894	159,617
Accumulated deficit	(149,566)	(137,953)
Accumulated other comprehensive income	1,771	1,654
Total stockholders' equity	12,099	23,318
Total liabilities and stockholders' equity	$1,918,775	$2,172,128

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Six Months and Three Months ended June 30, 2010 and 2009
(Dollars in thousands, except per share amounts)
(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$41,674	$53,376	$20,554	$26,395
Taxable interest on investments	2,998	2,483	1,427	1,174
Nontaxable interest on investments	45	70	19	35
Interest on federal funds sold	4	11	1	2
Interest on interest bearing deposits	255	58	110	58
Total interest income	44,976	55,998	22,111	27,664

Interest expense:
Deposits:
Interest bearing demand	2,877	3,694	1,372	1,751
Savings	37	38	20	19
Time	6,480	9,158	2,971	4,630
Federal funds purchased & other borrowings	3,461	4,533	1,737	2,412
Total interest expense	12,855	17,423	6,100	8,812

Net interest income	32,121	38,575	16,011	18,852
Loan loss provision	16,000	63,000	2,500	48,000
Net interest income (loss) after loan loss provision	16,121	(24,425)	13,511	(29,148)

Noninterest income:
Service charges on deposit accounts	3,429	4,314	1,709	2,164
Mortgage loan origination and processing fees	218	1,411	110	739
Gains on sales of mortgage loans, net	61	766	18	443
Gains on sales of investment securities available-for-sale	644	372	573	-
Card issuer and merchant services fees, net	1,326	1,633	703	861
Earnings on bank-owned life insurance	1	45	1	20
Other income	1,309	1,472	624	705
Total noninterest income	6,988	10,013	3,738	4,932

Noninterest expense:
Salaries and employee benefits	14,951	16,818	7,267	8,267
Occupancy & equipment	3,264	3,609	1,629	1,736
Communications	950	1,021	477	474
FDIC insurance	4,632	3,657	1,946	2,554
OREO	4,484	6,727	3,783	5,189
Other expenses	7,050	7,363	3,093	4,381
Total noninterest expense	35,331	39,195	18,195	22,601

Loss before income taxes	(12,222)	(53,607)	(946)	(46,817)
Credit for income taxes	609	21,623	609	18,749
Net loss	$(11,613)	$(31,984)	$(337)	$(28,068)

Basic loss per common share	$(0.41)	$(1.14)	$(0.01)	$(1.00)
Diluted loss per common share	$(0.41)	$(1.14)	$(0.01)	$(1.00)

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009

Total stockholders' equity at beginning of period (Restated as of December 31, 2009)	$23,318	$135,239

Comprehensive loss:
Net loss	(11,613)	(31,984)
Unrealized gains on securities available-for-sale	117	977
Comprehensive loss	(11,496)	(31,007)

Stock based compensation expense, net	277	631

Cancellation of shares for tax withholding	-	(30)

Total stockholders' equity at end of period	$12,099	$104,833

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009

Net cash provided by operating activities	$57,937	$35,226

Investing activities:
Proceeds from sales of investment securities available-for-sale	12,215	6,350
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	18,146	13,027
Proceeds from maturities and calls of investment securities held-to-maturity	200	200
Purchases of investment securities available-for-sale	(22,461)	(11,836)
Net decrease in loans	149,515	97,096
Purchases of premises and equipment	-	(481)
Proceeds from sales of premises and equipment	-	326
Proceeds from sales of OREO	3,340	3,629
Net cash provided by investing activities	160,955	108,311

Financing activities:
Net increase (decrease) in deposits	(239,306)	160,974
Increase in TLGP senior unsecured debt	-	41,000
Net decrease in other borrowings and customer repurchase agreements	(207)	(50,291)
Net cash provided (used) by financing activities	(239,513)	151,683
Net increase (decrease) in cash and cash equivalents	(20,621)	295,220
Cash and cash equivalents at beginning of period	359,322	48,946
Cash and cash equivalents at end of period	$338,701	$344,166

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,020	$16,325
Income tax refund received	$43,613	$18,593
Loans transferred to other real estate	$32,433	$9,362

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

The condensed consolidated financial statements as of and for the year ended December 31, 2009 were derived from audited financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2009 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Certain amounts for 2009 have been reclassified to conform with the 2010 presentation.

2.	Investment Securities

Investment securities at June 30, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
6/30/2010
Available-for-sale
U.S. Agency and non-agency mortgage-backed securities (MBS)	$108,811	$3,082	$541	$111,352
U.S. Agency asset-backed securities	13,790	578	285	14,083
Mutual fund	448	23	-	471
	$123,049	$3,683	$826	$125,906
Held-to-maturity
Obligations of state and political subdivisions	$1,807	$111	$-	$1,918

12/31/2009
Available-for-sale
U.S. Agency and non-agency MBS	$114,560	$2,793	$714	$116,639
U.S. Government and agency securities	7,500	-	19	7,481
Obligations of state and political subdivisions	1,478	120	-	1,598
U.S. Agency asset-backed securities	7,108	478	-	7,586
Mutual fund	440	11	-	451
	$131,086	$3,402	$733	$133,755
Held-to-maturity
Obligations of state and political subdivisions	$2,008	$135	$-	$2,143

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
6/30/2010
U.S. Agency and non-agency MBS	$21,739	$435	$2,457	$106	$24,196	$541
U.S. Agency asset-backed securities	4,763	285	-	-	4,763	285
	$26,502	$720	$2,457	$106	$28,959	$826

12/31/09
U.S. Agency and non-agency MBS	$22,931	$690	$2,581	$24	$25,512	$714
U.S. Government and agency securities	7,481	19	-	-	7,481	19
	$30,412	$709	$2,581	$24	$32,993	$733

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated interest rate spreads at June 30, 2010 and December 31, 2009 as compared to yields/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates.  Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities.  Furthermore, as of June 30, 2010, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

3.	Federal Home Loan Bank of Seattle (“FHLB”) Stock

The Bank’s investment in FHLB stock – which has limited marketability – is carried at cost, which approximates fair value.  GAAP provides that, for impairment testing purposes, the value of long-term investments such as FHLB stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value.  The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.  As of June 30, 2010, the FHLB reported that it had met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its regulator. The FHLB will not repurchase capital stock or pay a dividend while it is classified as undercapitalized.  The FHLB has noted that its primary concern with meeting its risk-based capital requirements relates to the potential impact of other than temporary impairment (OTTI) charges that they have or may be required to record on their private label mortgage-backed securities. While the FHLB was undercapitalized as of June 30, 2010, the Company does not believe that its investment in FHLB stock is impaired.  However, this estimate could change if: 1) significant OTTI losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; or 2) capital preservation strategies being utilized by the FHLB become ineffective.

4.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at June 30, 2010 and December 31, 2009 was as follows (dollars in thousands):

Loan portfolio	June 30, 2010	% of gross loans	December 31, 2009	% of gross loans	% Change Jun/Dec
			(Restated)
Commercial	$334,257	25%	$420,155	27%	-20.4%
Real Estate:
Construction/lot/land development	181,573	13%	308,346	20%	-41.1%
Mortgage	93,657	7%	93,465	6%	0.2%
Commercial	691,981	51%	675,728	44%	2.4%
Consumer	47,465	4%	49,982	3%	-5.0%
Total loans	1,348,933	100%	1,547,676	100%	-12.8%
Less reserve for loan losses	57,730		58,586		-1.5%
Total loans, net	$1,291,203		$1,489,090		-13.3%

Total loans continue to be strategically reduced as a result of paydowns, select loan sales or participations,  non-renewal of mainly transaction-only loans where the deposit relationship with the related customer was de minimus, as well as net charge-offs (particularly in the residential land development portfolio).  In addition, during 2010 commercial real estate loans increased and construction/lot/land development loans decreased resulting from completed construction of several commercial properties where terms and conditions were satisfied and space was leased sufficient to qualify for permanent commercial real estate loans.

Mortgage real estate loans include mortgage loans held for sale of approximately $0.1 million at June 30, 2010 and approximately $0.4 million at December 31, 2009.  In addition, the above loans are net of deferred loan fees of approximately $2.9 million at June 30, 2010 and $3.3 million at December 31, 2009.

Transactions in the reserve for loan losses and unfunded commitments for the six months ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	Six months ended
	June 30,
	2010	2009

Reserve for loan losses

Balance at beginning of period (Restated as of December 31, 2009)	$58,586	$47,166
Loan loss provision	16,000	63,000
Recoveries	7,259	1,001
Loans charged off	(24,115)	(48,779)
Balance at end of period	$57,730	$62,388

Reserve for unfunded commitments
Balance at beginning of period	$704	$1,039
Provision (credit) for unfunded commitments	237	(335)
Balance at end of period	$941	$704

Reserve for credit losses
Reserve for loan losses	$57,730	$62,388
Reserve for unfunded commitments	941	704
Total reserve for credit losses	$58,671	$63,092

At June 30, 2010, the Bank had approximately $229.6 million in outstanding commitments to extend credit, compared to approximately $288.7 million at year-end 2009. The reduction is a function of completion of prior period construction draws as well as management of commitments to a lower level.  Reserves for unfunded commitments are classified as other liabilities in the accompanying condensed consolidated balance sheets.

5.	Non-Performing Assets (“NPA's”)

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. NPA balances have declined during 2010 compared to the rapid growth experienced in the first half of 2009.  While this is a positive development no assurance can be given that NPA’s will not increase in the future. During the three months ended June 30, 2010 certain non performing loans were foreclosed resulting in a reduction in NPLs and an increase in OREO.

At June 30, 2010, the Company had 13 troubled debt restructurings ("TDRs") totaling $38.6 million, of which $11.7 million is reported as non-accrual loans.  At December 31, 2009, the Company’s TDR’s totaled $27.3 million, of which $11.8 million was reported as non-accrual loans.  The TDRs at June 30, 2010 and December 31, 2009 are classified as impaired loans and, in the opinion of management, are reserved appropriately.

The following table presents information with respect to NPA’s at June 30, 2010 and December 31, 2009 (dollars in thousands):

	2010	2009
		(Restated)
Loans on non-accrual status	$84,493	$132,110
Loans past due 90 days or more but not on non-accrual status	56	-
OREO	55,576	28,860
Total NPA's	$140,125	$160,970

Selected ratios:
NPLs to total gross loans	6.26%	8.54%
NPAs to total gross loans and OREO	9.98%	10.21%
NPAs to total assets	7.30%	7.41%

The composition of NPA’s as of June 30, 2010, March 31, 2010 and December 31, 2009 was as follows (dollars in thousands):

	June 30, 2010	% of total	March 31, 2010	% of total	December 31, 2009	% of total
					(Restated)	(Restated)
Commercial	$23,320	17%	$35,906	22%	$28,964	18%
Real Estate:
Development/Construction/lot	91,822	65%	100,797	63%	106,752	66%
Commercial	24,164	17%	23,411	15%	24,749	16%
Consumer/other	819	1%	595	0%	505	0%
Total NPA's	$140,125	100%	$160,710	100%	$160,970	100%

The following table presents non-performing assets as of June 30, 2010, March 31, 2010 and December 31, 2009 by region (dollars in thousands):

Region	June 30, 2010	% of total NPA's	March 31, 2010	% of total NPA's	December 31, 2009	% of total NPA's
					(Restated)
Central Oregon	$38,080	27%	$47,939	30%	$49,167	31%
Northwest Oregon	24,114	17%	25,659	16%	27,042	17%
Southern Oregon	17,730	13%	17,067	11%	17,758	11%
Total Oregon	79,924	57%	90,665	56%	93,967	58%
Idaho	60,201	43%	70,045	44%	67,003	42%
Grand total	$140,125	100%	$160,710	100%	$160,970	100%

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

At June 30, 2010, impaired loans carried at fair value totaled approximately $111.3 million and related specific valuation allowances were approximately $4.6 million.  At December 31, 2009, impaired loans were approximately $147.6 million and related specific valuation allowances were approximately $0.1 million.  Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant. The average recorded investment in impaired loans was approximately $140.2 million and $156.5 million for the six months ended June 30, 2010 and 2009, respectively.

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current operations, interest previously accrued on the loan but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful.  Interest income that was reversed and charged against income for the six months ended June 30, 2010 and 2009, was approximately $0.7 million and $1.3 million, respectively.

6.	Other Real Estate Owned (“OREO”), Net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Six months ended
	June 30,
	2010	2009

Balance at beginning of period (Restated as of December 31, 2009)	$28,860	$52,727
Additions to OREO	32,433	9,362
Dispositions of OREO	(3,340)	(5,965)
Valuation adjustments in the period	(2,377)	(4,073)
Balance at end of period	$55,576	$52,051

7.	Mortgage Servicing Rights (“MSRs”)

Effective April 30, 2010, the Bank executed an agreement to sell its mortgage servicing assets as previously discussed in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2010.  Going forward, the Bank will not directly service mortgage loans it originates, but rather sell originations “servicing released”. “Servicing released” means that whoever the Bank sells the loan to will service or arrange for servicing of the loan.

MSRs are included in other assets in the accompanying condensed consolidated balance sheet as of December 31, 2009.  MSR’s were carried at the lower of origination value less accumulated amortization, or current fair value.  The net carrying value of MSRs was approximately $3.9 million at December 31, 2009.

Activity in MSRs for the six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	Six months ended
	June 30,
	2010	2009
Balance at beginning of period	$3,947	$3,605
Additions	25	1,416
Amortization	(378)	(884)
Sale of MSR's	(3,594)	-
Balance at end of period	$-	$4,137

For further discussion of activity in MSRs for the six months ended June 30, 2010 and 2009, please see “Management’s Discussion and Analysis of Financial Results of Operation - Non-Interest Income” elsewhere in this report.

8.	Junior Subordinated Debentures

At June 30, 2010, the Company had four subsidiary grantor trusts for the purpose of issuing Trust Preferred Securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.  The weighted average interest rate of all TPS was 3.02% at June 30, 2010 and 2.79% at December 31, 2009.

During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its TPS. At June 30, 2010, the Company had a balance in other liabilities of $2.7 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its common stock until all accrued but unpaid interest has been paid in full. Payment of dividends is also restricted by state and federal regulators (see Note 14). The Company has recorded and continues to record junior subordinated debenture interest expense in its statement of operations.

9.	Other Borrowings

At June 30, 2010 the Bank had a total of $195.0 million in long-term borrowings from FHLB with maturities ranging from 2011 to 2017, bearing a weighted-average rate of 1.81% with $50 million maturing in 2011.  In addition, the Bank had $128.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank.  The available line of credit with the FHLB is reduced by the amount of these letters of credit.  Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”) maturing February 12, 2012 bearing a weighted average rate of 2.06%, exclusive of net issuance costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt.  At year-end 2009, the Bank had a total of $195.0 million in long-term borrowings from FHLB with maturities from 2010 to 2017.  (See Management’s Discussion and Analysis of Financial Results of Operation - “Liquidity and Sources of Funds” for further discussion).

10.	Basic and Diluted loss per Common Share

The Company’s basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  The Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

The numerators and denominators used in computing basic and diluted loss per common share for the six months and three months ended June 30, 2010 and 2009 can be reconciled as follows (dollars in thousands, except per share data):

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(11,613)	$(31,984)	$(337)	$(28,068)

Weighted-average shares outstanding - basic	28,046,879	27,972,968	28,049,748	27,984,815
Basic and diluted loss per common share	$(0.41)	$(1.14)	$(0.01)	$(1.00)

Common stock equivalent shares excluded due to antidilutive effect	485,971	114,054	483,340	114,054

11.	Stock-Based Compensation

During the six months ended June 30, 2010 the Company granted 770,750 stock options with a calculated fair value of $0.43 per option. The Company did not grant any equity grants for the six month period ended June 30, 2009.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the six months ended June 30, 2010:

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

The following table presents the activity related to stock options for the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at January 1, 2010	990,618	$12.18	4.4	$-
Granted	770,750	0.57	N/A	N/A
Exercised	-	-	N/A	N/A
Cancelled	(118,878)	8.11	N/A	N/A
Options outstanding at June 30, 2010	1,641,232	$7.02	5.4	$-
Options exercisable at June 30, 2010	585,246	$13.72	7.0	$-

As of June 30, 2010, there was approximately $0.5 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

During the six months ended June 30, 2010, the Company granted 378,000 shares of nonvested restricted stock at a weighted-average grant date fair value of $0.57 per share (approximately $215,000). The nonvested restricted stock is scheduled to cliff-vest three years from the grant date.

The following table presents the activity for nonvested restricted stock for the six months ended June 30, 2010:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)
Nonvested as of January 1, 2010	131,734	$14.68	N/A
Granted	378,000	0.57	N/A
Vested	(19,130)	20.72	N/A
Cancelled	(7,264)	20.72	N/A
Nonvested as of June 30, 2010	483,340	$3.46	2.49

As of June 30, 2010, unrecognized compensation cost related to nonvested stock totaled approximately $0.5 million.  The nonvested stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

The Company has also granted awards of restricted stock units (RSUs). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU.  There was no unrecognized compensation cost related to RSUs at June 30, 2010 and 2009, as all RSUs were fully-vested.

12.	Deferred Income Taxes

As of June 30, 2010, the Company maintained a valuation allowance of $37.4 million against the deferred tax asset balance of $36.3 million, for a net deferred tax credit of $1.1 million. This amount represented a $0.1 million increase from year-end 2009 due to an increase in gross unrealized gains in the Company’s investment portfolio during the quarter. The Company’s future net deferred tax asset and income tax (benefit) expense will continue to be impacted by changes in the net unrealized gains/losses on the Company’s investment portfolio. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

The Company recorded a benefit from income taxes of $0.6 million for the three months ended June 30, 2010, primarily resulting from adjustments due to the finalization of 2009 carryback returns.  This compares to a tax benefit of $18.7 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the benefit from income taxes was $0.6 million, compared to $21.6 million for the same period in 2009.

13.	Fair Value Measurements

GAAP establishes a hierarchy for determining fair value measurements, and includes three levels based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

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

Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral. A significant portion of the Bank's impaired loans are measured using the fair market value of the collateral.

OREO: Management obtains third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value.

At June 30, 2010 and December 31, 2009, the Company had no financial liabilities measured at fair value on a recurring basis.  The Company’s financial assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Investment securities available - for - sale	$-	$125,906	$-
Total recurring assets measured at fair value	$-	$125,906	$-

December 31, 2009
Investment securities available - for - sale	$-	$133,755	$-
Total recurring assets measured at fair value	$-	$133,755	$-

Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments.

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at June 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(Restated)
June 30, 2010
Impaired loans with specific valuation allowances	$-	$-	$111,347
Other real estate owned	-	-	55,576
	$-	$-	$166,923
December 31, 2009
Impaired loans with specific valuation allowances	$-	$-	$114,039
Other real estate owned	-	-	28,860
	$-	$-	$142,899

The Company did not change the methodology used to determine fair value for any financial instruments during 2009.  Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during the six month period ended June 30, 2010.

The following disclosures are made in accordance with GAAP, which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

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

The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2010 and December 31, 2009.

Because GAAP excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

The Company uses the following methods and assumptions to estimate the fair value of its financial instruments:

Cash and cash equivalents:  The carrying amount approximates the estimated fair value of these instruments.

Investment securities:  See above description.

FHLB stock:  The carrying amount approximates the estimated fair value.

Loans:  The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using June 30, 2010 and December 31, 2009 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

BOLI:  The carrying amount approximates the estimated fair value of these instruments.

OREO:  See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand.  At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2010 and December 31, 2009 rates offered on those instruments.

Junior subordinated debentures, other borrowings and TLGP senior unsecured debt:  The fair value of the Bank’s junior subordinated debentures, other borrowings (including federal funds purchased) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s June 30, 2010 and December 31, 2009 incremental borrowing rates for similar types of borrowing arrangements.  However, as of June 30, 2010 and December 31, 2009, the estimated fair value of the Bank’s junior subordinated debentures has been adjusted to reflect the possible negotiated exchange of such debentures for cash (see Note 8).

Loan commitments and standby letters of credit:  The majority of the Bank’s commitments to extend credit have variable interest rates and are conditional on defined customer credit quality parameters. Standby Letters of Credit are similarly structured with conditional requirements and therefore the fair value of both items is not significant and not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2010 and December 31, 2009 were approximately as follows:

	June 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:

Cash and cash equivalents	$338,701	$338,701	$359,322	$359,322
Investment securities:
Available-for-sale	125,906	125,906	133,755	133,755
Held-to-maturity	1,807	1,918	2,008	2,143
FHLB stock	10,472	10,472	10,472	10,472
Loans, net (Restated as of December 31, 2009)	1,291,203	1,293,644	1,489,090	1,483,232
BOLI	33,636	33,636	33,635	33,635
OREO (Restated as of Decemeber 31, 2009)	55,576	55,576	28,860	28,860

Financial liabilities:
Deposits	1,576,042	1,578,637	1,815,348	1,819,103
Junior subordinated debentures,
other borrowings, and TLGP senior
unsecured debt	304,558	260,146	304,765	256,814

14.	Regulatory Matters

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At June 30, 2010 and December 31, 2009, the Company and the Bank did not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations.

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities (“DFCS”) which requires the Bank to take certain measures to improve its safety and soundness (the “Order”).

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level.  As of June 30, 2010, the Bank has failed to comply with many requirements of the Order, particularly those requirements that are tied to or dependent upon execution of a capital raise as described below.  Due to uncertain economic and banking conditions, no assurance can be given that such compliance will be attained in the future or that compliance with other terms of the Order will continue.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of June 30, 2010 and through the date of this report the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

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

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital.  As of June 30, 2010 and through the date of this report, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital has not been met.  However, as required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.  At June 30, 2010, the Bank’s primary liquidity ratio was 25.86%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the capital requirements of the Order, as of June 30, 2010 the Bank is targeting a minimum of approximately $150 million of additional equity capital at the Bank level.  The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve the objectives set forth in the Order will successfully improve the Bank’s results of operations or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership, and could affect the Company’s ability to continue as a going concern.

On October 26, 2009, the Company entered into a written agreement with the Federal Reserve Bank (the “FRB”) and DFCS (the “Written Agreement”), which requires the Bank to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bank is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement.  The Company submitted a strategic plan on October 28, 2009 and as of June 30, 2010 and through the date of this report, management believes that the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon increasing capital.

As outlined in the table below, as of June 30, 2010 and December 31, 2009 the Company and the Bank failed to meet the minimum regulatory requirements for an “adequately capitalized” institution and had therefore not complied with terms of the Order and Written Agreement to bring its capital ratios to the targeted levels.

The Bank’s and Company’s actual and required capital amounts and ratios are presented in the following tables.  Note that the Company’s ratios are substantially below those of the Bank because regulatory calculations disallow portions of TPS from inclusion of capital at the Company level, but it is included as Tier 1 capital at the Bank level.

The Bank’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"			Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio		Capital Amount	Ratio
June 30, 2010:
Tier 1 leverage
(to average assets)	$75,001	3.8%	$78,441	10.0	%(1)	$98,051	5.0%
Tier 1 capital
(to risk-weighted assets)	75,001	5.1	59,029	4.0		88,544	6.0
Total capital
(to risk-weighted assets)	93,954	6.4	118,059	8.0		147,574	10.0

December 31, 2009 (Restated):
Tier 1 leverage
(to average assets)	$82,847	3.8%	$88,629	4.0%		$110,787	5.0%
Tier 1 capital
(to risk-weighted assets)	82,847	5.0	66,664	4.0		99,996	6.0
Total capital
(to risk-weighted assets)	104,159	6.3	133,328	8.0		166,660	10.0

(1) Pursuant to the Order, in order to be deemed adequately capitalized, the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

The Company’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2010:
Tier 1 leverage
(to average assets)	$10,360	0.5%	$78,593	4.0%	$98,241	5.0%
Tier 1 risked
(to risk-weighted assets)	10,360	0.7	59,120	4.0	88,679	6.0
Total capital
(to risk-weighted assets)	20,720	1.4	118,239	8.0	147,799	10.0

December 31, 2009 (Restated):
Tier 1 leverage
(to average assets)	$24,637	1.1%	$88,563	4.0%	$110,704	5.0%
Tier 1 risked
(to risk-weighted assets)	24,637	1.5	66,754	4.0	100,132	6.0
Total capital
(to risk-weighted assets)	49,274	3.0	133,509	8.0	166,886	10.0

15.	New Authoritative Accounting Guidance

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets” (ASU 2009-16).  ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance in ASU 2009-16 became effective January 1, 2010 and did not have a significant impact on the Company’s condensed consolidated financial statements.

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09), which amends certain subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors, and did not have a significant effect on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset” (ASU 2010-18), regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30–Receivables–Loans and Debt Securities Acquired with Deteriorated Credit Quality (Subtopic 310-30). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2010-18; however, management does not expect the adoption of ASU 2010-18 to have a significant effect on the Company’s future condensed consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20) which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidation financial statements that include periods beginning on or after January 1, 2011. Management is currently evaluating the effect that ASU 2010-20 will have on the Company’s future condensed consolidated financial statements.

16.	Restatement of December 31, 2009 consolidated financial statements

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

17.	Commitments and Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

On August 18, 2010, the Bank was named as the defendant in a lawsuit filed by two related individuals in which the plaintiffs claim that they have suffered damages related to the Bank’s role under an indenture agreement pertaining to certain bonds. The plaintiffs allege that they own bonds totaling approximately $725,000, and request certification of the lawsuit as a class action so they can seek damages against the Bank exceeding $23.5 million. While the outcome of this proceeding cannot be predicted with certainty, based on management’s review, management believes that any liability that may result will not have a material adverse effect on the Company’s consolidated liquidity, financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2010 and the operating results for the six months and three months then ended, included elsewhere in this report.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2010; including its audited 2009 consolidated financial statements and the notes thereto as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact.  When used in this report, the word "expects," "believes," "anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties may cause actual results to differ materially from those projected, including among others, the risk factors described  in Item 1A of this report as well as the following factors: our inability to comply in a timely manner with the Order with the FDIC and the DFCS, under which we are currently operating, could lead to further regulatory sanctions or orders, which could further restrict our operations and negatively affect our results of operations and financial condition; local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on us than expected and adversely affect our results of operations and financial condition; the local housing/real estate market could continue to decline for a longer period than we anticipate; the risks presented by a continued economic recession, which could continue to adversely affect credit quality, collateral values, including real estate collateral and OREO properties, investment values, liquidity and loan originations, reserves for loan losses and charge offs of loans and loan portfolio delinquency rates and may be exacerbated by our concentration of operations in the States of Oregon and Idaho generally, and the Oregon communities of Central Oregon, Northwest Oregon, Southern Oregon and the greater Boise area, specifically; we are seeking additional capital to improve capital ratios, but capital may not be available on acceptable terms or at all; interest rate changes could significantly reduce net interest income and negatively affect funding sources; competition among financial institutions could increase significantly; competition or changes in interest rates could negatively affect net interest margin, as could other factors listed from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”); the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers; and existing regulatory requirements, changes in regulatory requirements and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premium, could adversely affect the businesses in which we are engaged, our results of operations and financial condition.

These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Recent Developments

As previously disclosed, the Company continues to actively pursue a capital raise of a minimum of $150 million.  Of this total, $65 million previously committed by Lightyear Capital and large shareholder David F. Bolger continue in place through August 31, 2010 subject to certain conditions.  While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful. In addition to the capital raise, the Company  continues to implement the following operating plan to improve its financial condition 1) reduce loan portfolio to mitigate credit risk and conserve capital; 2) strive to maintain liquidity and expand core deposits and other funding sources; 3) reduce controllable non-interest expenses; and 4) retain high performing employees.  Because of the uncertainties of the current economic climate and other factors outside of its control, there can be no assurance that the implementation of this plan will be successful.

On August 18, 2010, the Company was named as the defendant in a class action lawsuit in which the plaintiffs claim that they and the class members (potentially exceeding 400 claimants) have suffered damages in an amount exceeding $23.5 million, and seek compensatory and general damages, pre and post-judgment interest, punitive damages if available, and costs and attorneys fees, among other relief. While the outcome of this proceeding cannot be predicted with certainty, based on our review, the Company believes that any unrecorded liability that may result will not have a material adverse effect on our liquidity, financial condition or results of operations.

On August 3, 2010, after discussion with its outside independent accountants and financial reporting consultants, the Audit Committee of the Company concluded, based upon the findings of its bank regulatory examination and recommendation of management, that the Company’s previously issued financial statements as of and for the year ended December 31, 2009 and three month period ended March 31, 2010, as reported in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, can no longer be relied upon. This determination was made in connection with an examination by banking regulators of the Bank. The Bank regulatory examination commenced on March 15, 2010, and at the conclusion of the on-site examination of the Bank, examiners orally informed the Company that it was their opinion that the allowance for loan and lease losses (“ALLL”) was underfunded as of the subject dates.  Following significant discussion and consideration, on July 29, 2010 the Bank received written specification of the required Call Report amendments.  The Bank has amended its Call Report of Condition (‘Call Report’) for the subject periods, as well as its Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Effective April 30, 2010, the Company executed an agreement to sell its mortgage servicing assets as previously discussed in the Company’s Form 10-Q for March 31, 2010.  Going forward the Bank will not directly service mortgage loans it originates, but rather sell originations servicing released. ‘Servicing released’ means that whoever the Bank sells the loan to will service or arrange for servicing of the loan.

On April 19, 2010, the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes establish a maximum aggregate balance of 100% of the Bank’s net worth for Oregon public fund deposits for banks whose regulatory capital ratios are less than that required to be categorized “adequately capitalized”. On June 28, 2010, management received clarification from the State that no divestment of public funds deposits would be required.  However, the Bank may not acquire new uninsured public funds deposits beyond balances on deposit as of July 20, 2010.  On that date the Bank held $94.5 million in uninsured public funds deposits.  Although uninsured, these funds are fully collateralized per State statute.

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

On June 16, 2010, the Company received a letter from NASDAQ advising the Company that it had not regained compliance with the Rule and is not eligible for an additional 180 calendar day compliance period given that it does not meet The NASDAQ Capital Market initial listing standard set forth in Listing Rule 5505.   NASDAQ advised the Company that its Common Stock will be delisted from NASDAQ at the opening of business on June 25, 2010 unless it files an appeal of Nasdaq’s decision with the Nasdaq listing qualifications hearings panel.

The Company was granted a hearing to appeal NASDAQ’s decision, which has allowed the Company to remain listed and suspend any possible delisting until the completion of the appeal process.  The appeal hearing was held on July 22, 2010 and the Company will hear by written response within 30 days.  The shareholders of the Company have approved reverse splits of the Company’s Common Stock at various levels, up to a 1 for 10 reverse split.  The Company believes that implementation of the reverse split will permit the Company to regain compliance with the Rule.  The Company has not implemented a reverse split to date due to its ongoing discussions relating to raising additional capital

Critical Accounting Policies and Accounting Estimates

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

There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2009, with the exception of the Company’s reserve for credit losses as described below under “Reserve for Credit Losses”.

Reserve for Credit Losses: The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses as well as consideration of the prevailing business environment. On an ongoing basis the Company seeks to refine its methodology such that the reserve is responsive to the effect that qualitative and environmental factors have upon the loan portfolio. However, external factors and changing economic conditions may impact the portfolio and the level of reserves in ways currently unforeseen.

On August 3, 2010, the Company determined that it would restate its audited consolidated financial statements as of and for the year ended December 31, 2009 This restatement is related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and is related to the reserve for loan losses and loan loss provision.  In connection with the examination the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.  As a result of the restatement, the December 31, 2009 reserve for loan losses increased to $58.6 million from the previously reported $37.6 million.  The loan loss provision for the year ended December 31, 2009 increased from $113.0 million to $134.0 million.

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  The reserve for loan commitments is increased and decreased through non-interest expense.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see "Loan Portfolio and Credit Quality” later in this report.

Economic Conditions

The Company's business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company's financial condition and results of operations. Real estate values in these areas have declined and may continue to fall.  Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty. Recently the national and regional economies and real estate price depreciation have appeared to show signs of stabilization.  However, elevated unemployment and other indicators continue to suggest, as articulated by Fed Chairman Bernake that there remains “unusual uncertainty” as to direction of the economy.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss in 2009 and 2008 of $114.8 million and $134.6 million, respectively.  During the first half of 2010 the level of impaired loans have  declined, as has the pace of charge-offs and provisioning expense leading to a net loss of only $0.3 million for the second quarter of 2010, a reduction of $10.9 million when compared to the first quarter of 2010.  The local and regional economy also has a direct impact on the volume of bank deposits.  Core deposits have declined since mid-2006 because business and retail customers have experienced a reduction in cash available to deposit in the Bank and have migrated balances to “too big to fail institutions” out of concerns for soundness of many community banks.

Highlights and Summary of Performance – Second Quarter of 2010

Second Quarter Performance:

•
Second Quarter Net Income Per Share: Cascade breaks even for the first time since late 2008 with a second quarter 2010 net loss of ($0.01) per share or ($0.3 million); the results were mainly due to reduced loan loss provision and other credit quality related expenses.  The current quarter results are as compared to a net loss per share of ($0.40) or ($11.3 million) for the linked-quarter and ($1.00) or ($28.1 million) for the year-ago quarter.

•
Credit Quality: Non-performing assets (NPA’s) decrease over 10% to $142.5 million compared to $160.7 million for the linked-quarter and decreases over 30% compared to $204.1 million for the year-ago period.

•	Credit Quality: Net charge-offs were lower at $5.2 million compared to $12.0 million for the linked-quarter and $35.3 million for the year-ago period.
•	Credit Quality: Reserve for credit losses was a substantial $60.6 million or 4.49% of total loans, compared to $61.0 million or 4.16% for the linked-quarter and $63.1 million for the year-ago period.
•
Total Loans and deposits and Liquidity: Loan and deposit balances have declined by similar amounts as compared to prior periods, primarily as a result of slowing economy and other factors; enabling the Company to maintain a strong primary liquidity ratio of over 20%.

•	Net Interest Margin (NIM): The NIM was 3.60% compared to 3.50% for the linked-quarter and 3.52% for the year-ago quarter.

The Company had a net loss of ($0.01) per share or ($0.3 million) for the second quarter 2010, primarily due to reduced loan loss provision and other credit quality related expense. The Company can provide no assurance or guidance as to its financial prospects for succeeding quarters given the high level of uncertainty as to the economy and other factors described in the Company’s filings and disclosures.  The current quarter results are as compared to a net loss per share of ($0.40) or ($11.3 million) for the linked-quarter and ($1.00) or ($28.1 million) for the year-ago quarter.  Reserve for credit losses increased to approximately $60.6 million or 4.49% of gross loans compared to approximately $59.3 million or 3.83% at December 31, 2009 (as amended).  NPA’s decreased to $142.5 million compared to $160.7 million for the linked-quarter and delinquent loans were well contained at 0.75% of gross loans compared to 0.65% at December 31, 2009.  Net charge-offs were $5.2 million for the second quarter of 2010 down from $12.0 million for the linked-quarter.  Net interest income remained steady at $16.0 million for the second quarter as compared to the linked-quarter despite a decrease in gross loans as compared to prior periods.  Non-interest income was stable when compared to the linked-quarter and was $1.2 million below the year ago quarter primarily due to decreases in service charges and mortgage revenue.  Compared to the linked-quarter, non-interest expense was down by $1.0 million or 5.4% because of lower OREO related expenses.  In addition, salaries and benefits cost were down $0.4 million or 5.4% from the prior quarter.  As compared to the year ago quarter, noninterest expenses were down by $4.6 million primarily due to decreases in OREO expenses of $1.9 million, other expenses of $2.1 million and salaries of $1.0 million for the quarter compared to the year-ago quarter.

At June 30, 2010, Cascade’s loan portfolio was approximately $1.4 billion, down $114.8 million and $196.9 million when compared to the linked-quarter and a year-ago, respectively. Loans have declined primarily due to loan payoffs, reduced demand owing to economic contraction, an increase in loan charge-offs and management’s strategic loan reduction program to mitigate credit risk going forward and to preserve capital.

Total deposits at June 30, 2010, were $1.6 billion, down $379.5 million or 19.4% compared to the year-ago quarter mainly as a result of decreases in interest bearing demand and demand deposits.  As discussed elsewhere in this report, the Company is restricted from acquiring additional brokered deposits under the terms of the Order.

The NIM was 3.60% for the second quarter of 2010 compared to 3.50% for the linked-quarter and 3.52% for the year-ago period.  The linked-quarter improvement was mainly due to reduced impact of the short term balances held for liquidity purposes and reduced earning assets.  Interest bearing deposits held for liquidity purposes were $300.8 million or approximately 16% of total assets at June 30, 2010 compared to $319.6 million at December 31, 2009.  During the quarter interest bearing funds held at FRB for liquidity purposes had the effect of lowering the Company’s NIM by approximately 44 basis points because such assets presently earn a low overnight rate of 0.25% which is below the average cost of funds.  The Company is required to hold liquid funds per the terms of the Order.  In addition, the NIM for this quarter was affected by approximately 7 basis points due to interest reversals on loans placed into a non-performing status.

At June 30, 2010, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.81%, 5.08% and 6.37%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized.” Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized” Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios at the Holding Company level are lower than that at the Bank, primarily because holding company ratios disallow inclusion of trust preferred debentures which qualify as capital at the Bank itself.  Accordingly, the Company’s Tier 1 leverage, Tier risk-based and total risk-based capital ratios were 0.53%, 0.70% and 1.40%, respectively as of June 30, 2010.

Loan portfolio and credit quality

At June 30, 2010, Cascade’s loan portfolio was approximately $1.4 billion, down $114.8 million and $196.9 million when compared to the linked-quarter and a year-ago, respectively. Loans have declined primarily due to loan payoffs, reduced demand owing to economic contraction, an increase in loan charge-offs and management’s strategic loan reduction program which has resulted in lower loan portfolio risk exposure and helped to support regulatory capital ratios. The loan reduction plan has included select loan sales and loan participations as well as non-renewal of mainly transaction only loans where the Company does not consider itself to be the customer’s primary bank based upon the overall balance of its banking and deposit relationship with the customer.

Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) loan portfolios continue to perform well despite the adverse economic climate.  At June 30, 2010, total loans delinquent greater than 30 days were at 0.75% of total loans compared to 0.65% at December 31, 2009.   and C&I portfolios at June 30, 2010 only 0.13% and 0.40%, respectively.  CRE and C&I delinquencies as a percent of respective portfolios as compared to 0.11% and 0.18% at December 31, 2009. CRE loans represent the largest portion of Cascade’s portfolio at 51% of total loans and the C&I loans represent 25% of total loans.  Credit quality challenges have been centered in the Bank’s residential land development and construction portfolios.  Ongoing favorable CRE and C&I credit metrics is attributable to the Company’s underwriting disciplines including guarantor support and secondary sources, as well as its granularity and our avoidance of conduit type lending.  However, due to the current economic challenges no assurance can be given that the favorable delinquency rates for CRE and C&I portfolios will continue.

At June 30, 2010, NPA’s were $142.5 million, or 7.4% of total assets compared to $161.7 million or 7.3% of total assets at December 31, 2009.  Because of the uncertain real estate market, no assurances can be given as to the timing of ultimate disposition of these NPA’s or that the sale price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management. In the past several quarters the Bank has been able to sell certain OREO properties and non performing loans to investors at or near their carrying value.  Carrying values reflect write-downs and charge off amounts previously taken on such assets.  However, future sales are subject to uncertainty because of the volatility of property value prices with respect to distressed assets.

 At June 30, 2010, the total reserve for credit losses was $60.6 million or 4.49% of total loans compared to $59.3 million or 3.83% at December 31, 2009.  Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. The reserve includes approximately $9.8 million or 20.1% in unallocated reserves which reflects qualitative risk factors such as level and trend of charge-off and recoveries; level and trend in delinquencies, nonaccrual loans and impaired loans; and experience, ability, and depth of lending management staff.  With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within Cascades’ banking markets, we can give no assurances that the reserve will be adequate in future periods or that the level of NPA’s will not increase.  Further provisioning and charge-offs may be required before values stabilize. In addition, the level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require increases to the reserve based on their evaluation of the information available.

Deposits

Total deposits at June 30, 2010, were $1.6 billion, down $157.1 million or 9.1% from the linked-quarter and down $379.5 million or 19.4% compared to the year-ago quarter. The decrease for the linked-quarter was primarily due to decreases of $146.4 million in interest bearing demand and demand deposits of $35.0 million, which were partially offset by an increase in time deposits of $23.9 million.  When comparing the year-over-year period all categories of deposits were down with the main decreases in interest bearing demand and demand deposits.  Total time deposits increased by $23.9 million for the linked-quarter due to an increase in internet deposits which were partially offset by a reduction in brokered deposits. Total time deposits decreased $201.0 million year-over-year primarily due to maturity of brokered deposits.  This decline was partially offset by higher internet sourced funds.  The Company is restricted from acquiring additional brokered deposits under the terms of the Order discussed above and is managing its deposit strategy accordingly.

Non interest checking balances were down due to economic and customer migration.  This was largely offset by an increase in NOW accounts due to higher uninsured public fund balances.  The Bank’s internet listing service deposits at June 30, 2010 were approximately $257.7 million, an increase of $66.1 million or $34.5% since December 31, 2009 and an increase of $89.6 million from a year ago. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.

To provide customer assurances, the Company is participating in the FDIC’s temporary 100% guarantee of non-interest bearing checking accounts, including NOW accounts paying less than 0.25%, which has been extended to December 31, 2010.

Effective July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed and FDIC deposit-insurance has been permanently increased to $250,000 effective immediately. The Transaction Guarantee Program (TAG) has been extended to December 31, 2012.  The TAG program currently provides unlimited FDIC insurance for non-interest bearing accounts, IOLTAs, and interest-bearing checking accounts with an interest rate of .25 or less, this coverage is separate and in addition to the general limit.  Effective December 31, 2010, the TAG program will no longer include or provide unlimited insurance for low-interest NOW accounts (0.25 interest rate or less).  These accounts will be subject to the standard $250,000 coverage. In addition, all banking institutions will participate in the TAG program effective January 1, 2011. (Currently, participation in the TAG program is optional for banks, this will change 1/1/11.)

RESULTS OF OPERATIONS – Six Months and Three Months ended June 30, 2010 and 2009

Income Statement

Net Loss

Cascade reported a net loss of ($11.6 million) or ($0.41) per share and a net loss of ($0.3 million) or ($0.01) per share for the six month and three month periods ended June 30, 2010, respectively. The loss for the six month period is significantly lower than the same period in the prior year due to reduced loan loss provision and other credit quality related expenses, which also is a contributing factor for the positive results reported for the second quarter.  Net interest income was down $6.5 million for the six months and down $2.8 million for the quarter ended June 30, 2010, as compared to the same periods in the prior year, mainly due to lower loan balances and interest foregone on non performing loans.  Non-interest income was down for 30.2% and 24.2%, respectively, for the six months and three months ended June 30, 2010. Non-interest expenses are down for the periods presented primarily due to a reduction in staffing expenses.

Net Interest Income / Net Interest Margin

Net interest income was lower on linked quarter basis due to lower earning assets and reduced deposit balances.  For the quarter ended June 30, 2010 the NIM was 3.60% compared to 3.50% for the linked-quarter and 3.16% for the same period a year-ago. The linked-quarter improvement was mainly due to lower cost of funds which reduced the drag of short term balances held for liquidity purposes.  The overall cost of funds was down to 1.27% for the quarter ended June 30, 2010 compared to 1.61% for the year-ago quarter. Interest bearing balances held with the Federal Reserve Bank reduced the margin by approximately 44 basis points.  In addition, the NIM for the quarter ended June 30, 2010 was affected by approximately 7 basis points due to interest reversals on loans placed into a non-performing status.

Yields on earning assets during the second quarter of 2010 were 4.97% compared to 4.95% for the linked-quarter and 5.15% for the second quarter of 2009.  The linked-quarter improvement was mainly due to reduced drag of short term balances held for liquidity purposes. The decline in yields from the year-ago period was mainly a result of declining market rates as well as the effect of interest forgone and reversed on non-performing loans. The average rate paid on interest bearing liabilities for the quarter ended June 30, 2010 was 1.55% compared to 1.66% for the linked-quarter and 1.99% for the second quarter of 2009.

Components of Net Interest Margin

The following table sets forth for the quarters ended June 30, 2010 and 2009 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended			Quarter ended
	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$135,010	$1,427	4.24%	$98,938	$1,174	4.76%
Non-taxable securities (1)	1,942	19	3.92%	3,690	47	5.11%
Interest bearing balances due from other banks	205,799	110	0.21%	160,676	58	0.14%
Federal funds sold	3,065	1	0.13%	5,012	2	0.16%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)(4)	1,428,070	20,554	5.77%	1,885,492	26,502	5.64%
Total earning assets/interest income	1,784,358	22,111	4.97%	2,164,280	27,783	5.15%
Reserve for loan losses	(51,085)			(52,562)
Cash and due from banks	107,623			38,622
Premises and equipment, net	36,616			39,203
Bank-owned life insurance	33,636			33,595
Accrued interest and other assets	64,651			108,999
Total assets	$1,975,799			$2,332,137

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$716,977	1,372	0.77%	$715,729	1,751	0.98%
Savings deposits	30,843	20	0.26%	35,197	19	0.22%
Time deposits	530,779	2,971	2.25%	709,902	4,630	2.62%
Other borrowings	303,963	1,739	2.29%	319,009	2,412	3.03%
Total interest bearing liabilities/interest expense	1,582,562	6,102	1.55%	1,779,837	8,812	1.99%
Demand deposits	348,924			409,174
Other liabilities	21,781			12,589
Total liabilities	1,953,267			2,201,600
Stockholders' equity	22,532			130,537
Total liabilities and stockholders' equity	$1,975,799			$2,332,137

Net interest income		$16,009			$18,971

Net interest spread			3.42%			3.16%

Net interest income to earning assets			3.60%			3.52%

(1) Yields on tax-exempt municipal loans and securities have been stated on a tax-equivalent basis.
(2) Average non-accrual loans included in the computation of average loans was approximately $107.5 million for 2010 and $171.1 million for 2009.
(3) Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.6 million in 2010 and$0.9 million in 2009.
(4) Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2010, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended
	June 30, 2010 vs. 2009
	Total	Volume	Rate
Interest income:
Interest and fees on loans	$(5,948)	$(6,429)	$481
Investments and other	276	457	(181)
Total interest income	(5,672)	(5,972)	300
Interest expense:
Interest bearing demand	(379)	3	(382)
Savings	1	(2)	3
Time deposits	(1,659)	(1,168)	(491)
Other borrowings	(673)	(114)	(559)
Total interest expense	(2,710)	(1,281)	(1,429)
Net interest income	$(2,962)	$(4,691)	$1,729

Loan Loss Provision

The loan loss provision for the six months ended June 30, 2010 was $16.0 million and for the quarter ended June 30, 2010 was $2.5 million, as compared to $63.0 million and $48.0 million for the six months and three months periods, respectively, a year ago.  The decrease for the comparable in 2010 was primarily due to stabilizing credit quality profile and lower absolute and relative charge-offs than in prior periods.  Last year the Company’s adverse trend in NPA’s peaked in March 2009.  At the same time, significant deterioration was evident in appraised values on collateral dependent loans especially in the residential land development portfolio.   Since that time both the frequency and degree of charge-offs has abated.

As of June 30, 2010, the Bank is maintaining its level of reserves for credit losses (reserve for loan losses and loan commitments) of approximately $58 million or 4.28% of gross loans, substantially comparable to the balance of reserves for the amended periods of December 31, 2009 and March 31, 2010 of 3.83% and 4.16%, respectively.  In addition, the Bank has increased its unallocated reserves at June 30, 2010 as compared to December 31, 2009 in response to the continued uncertainty of economic environment.  The level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require increases to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-Interest Income

Non-interest income decreased 30.2% and 24.2% for the six and three months ended June 30, 2010, respectively, compared to the year ago periods primarily due to decreases in service charge revenue, net mortgage revenue and a decrease in card issuer and merchant services fees, partially offset by gains on sales of investment securities.  Service charges were down $0.9 million or 20.5% primarily due to less usage of bounce/overdraft protection driven by slower economy. Net mortgage revenue was down $1.9 million due to a decrease in mortgage originations of 87.4% compared to the same period in 2009.

Non-Interest Expense

Non-interest expense decreased 9.9% and 19.5% for the six and three months ended June 30, 2010, respectively.  The 2010 decreases are primarily due to a reduction in salaries and employee benefits expense of 11.1% year-to-date and lower costs and valuation adjustments to OREO for both the six month and three month periods of 2010 compared to the same periods a year ago.  OREO costs for the six months ended June 30, 2010 were $5.2 million compared to $6.7 million for the year-ago period.

Income Taxes

The Company recorded a benefit from income taxes of $0.6 million in the second quarter 2010, primarily resulting from the finalization of 2009 carryback returns.  This compares to a tax benefit of $18.7 million for the second quarter in 2009.  For the six months ended June 30, 2010, the benefit from income taxes was $0.6 million, compared to $21.6 million for the same period in 2009.

                As of June 30, 2010, the Company maintained a valuation allowance of $37.4 million against the deferred tax asset balance of $36.3 million, for a net deferred tax credit of $1.1 million. This amount represented a $0.1 million increase from year-end 2009 due to an increase in net unrealized gains in the Company’s investment portfolio during the quarter. The Company’s future net deferred tax asset and income tax (benefit) expense will continue to be impacted by changes in the net unrealized gains/losses on the Company’s investment portfolio. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Financial Condition

Balance Sheet Overview

At June 30, 2010 total assets were lower at $1.9 billion as compared to year-end 2009 mainly because of continued reduction in loan portfolio.  Total deposits are similarly lower as a result of decreases in non interest and interest bearing demand deposits.  Non interest checking balances were down due to economic, seasonal and customer migration.  This was largely offset by an increase in NOW accounts due to higher public fund balances.  Cash and cash equivalents were down to $338.7 million or 17.6% of total assets at June 30, 2010 compared to year-end 2009. Total loans have been reduced by $196.9 million as compared to year-end 2009 primarily due to the slower economy and management’s actions to strategically reduce outstanding loans to mitigate credit risk going forward and to preserve capital.  Net charge-offs of $17.2 million for the six months ended June 30, 2010, also contributed to the overall reduction in loan balances.  The reduction in loan balances has resulted in lower credit risk exposure and has helped to support the Bank’s regulatory capital ratios.

The Company had no material off balance sheet derivative financial instruments as of June 30, 2010 and December 31, 2009.

Capital Resources

The Company’s total stockholders’ equity at June 30, 2010 was $12.1 million, a decrease of $11.2 million from December 31, 2009.  The decrease primarily resulted from a net loss for the six months ended June 30, 2010.

Among the corrective actions required under the Order, are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of June 30, 2010 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.  Capital ratios for the Bank set forth below are substantially higher than the capital ratios at the Company level.  This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt.  At the Company level a substantial percentage of Trust Preferred debt is excluded from regulatory capital; while it is fully included at the Bank level.  At June 30, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.53%, 0.70% and 1.40%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.81%, 5.08% and 6.37%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” As discussed elsewhere in this report, as of June 30, 2010 and through the date of this report, the Bank has failed to meet this requirement of the Order.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2010, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at June 30, 2010 and December 31, 2009 is included in the following table (dollars in thousands):

	June 30, 2010	December 31, 2009

Commitments to extend credit	$198,971	$253,362
Commitments under credit card lines of credit	26,802	28,455
Standby letters of credit	3,832	6,932

Total off-balance sheet financial instruments	$229,605	$288,749

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

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  To build contingent liquidity in response to challenging market conditions, the Bank has worked to stabilize and retain local deposits, accessed internet listing service deposits, and reduced its loan balances.  At June 30, 2010, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $257.1 million compared to $314.6 million at December 31, 2009.  Because of the economic downturn, the condition of the Bank and other uncertainties no assurance can be given as to the Company’s ability to maintain sufficient liquidity.

Core relationship deposits are the Bank’s primary source of funds.  As such, the Bank focuses on deposit relationships with local business and consumer clients who maintain multiple accounts and services at the Bank.  The Company views such deposits as the foundation of its long-term liquidity because it believes such core deposits are more stable and less sensitive to changing interest rates and other economic factors compared to large time deposits or wholesale purchased funds. The Bank’s customer relationship strategy has resulted in a relatively higher percentage of its deposits being held in checking and money market accounts, and a lesser percentage in time deposits.

The Bank augments core deposits with wholesale funds.  The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits.  At June 30, 2010 wholesale brokered deposits totaled $32.2 million down from $116.5 million at December 31, 2009.  Local relationship based reciprocal CDARS deposits which are also technically classified as brokered deposits totaled $9.1 million at June 30, 2010, down from $47.3 million at December 31, 2009.  At June 30, 2010 internet sourced deposits not subject to the restriction were approximately $257.7 million compared to $195.1 million at year-end 2009. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. As brokered deposits mature they will most likely be replaced with customer deposits and/or internet sourced deposits.

On April 19, 2010, the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes establish a maximum aggregate balance of 100% of the Bank’s net worth for Oregon public fund deposits for banks whose regulatory capital ratios are less than that required to be categorized “adequately capitalized”. On June 28, 2010, management received clarification from the State that no divestment of public funds deposits would be required.  However, the Bank may not acquire uninsured public funds deposits beyond balances on deposit as of July 20, 2010.  On that date the Bank held $94.5 million in uninsured public funds deposits.  Although uninsured, these funds are fully collateralized per State statute.

                The Bank also utilizes borrowings and lines of credit as sources of funds.  At June 30, 2010, the FHLB had extended the Bank a secured line of credit of $288.4 million (15% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2010, the Bank had qualifying collateral pledged for FHLB borrowings totaling $328.5 million which was largely utilized by approximately $195.0 million in secured borrowings and $128.0 million FHLB letter of credit used for collateralization of Oregon public deposits held by the Bank.  At June 30, 2010, the Bank also had undrawn borrowing capacity at FRB of approximately $54.6 supported by specific qualifying collateral.  Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion.  Also, FRB or FHLB could restrict or limit our access to secured borrowings.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

In 2008, TLGP was established under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of notes under the TLGP.  The issuance included $16 million floating rate and $25 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit.  At June 30, 2010, the Bank had approximately $229.6 million in outstanding commitments to extend credit, compared to approximately $288.7 million at year-end 2009. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash.  This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of June 30, 2010, unpledged investments totaled approximately $59.5 million.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank.  Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to Bancorp.  Pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Bancorp for the foreseeable future. Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities.  Payment of dividends is also restricted by state and federal regulators (see Note 14 of accompanying condensed consolidated financial statements).  As of June 30, 2010, Bancorp had $66.5 million of TPS outstanding with a weighted average interest rate of 3.02%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of June 30, 2010, accrued dividends were $2.7 million. Bancorp does not expect to pay any dividend for the foreseeable future.

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

Refer to the disclosures of market risks included in Item 7A Quantitative and Qualitative Disclosures about Market Risks in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As a result of the restatements of the Company’s consolidated financial statements as of and for the year ended December 31, 2009 and the condensed consolidated financial statements as of and for the three months ended March 31, 2010 arising from additional information received from banking regulators in connection with our estimated reserve for loan losses, a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of June 30, 2010, under the supervision of the Audit Committee of the Board and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation which was performed using the COSO framework, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting specifically with respect to our estimate of the reserve for loan losses.

Remediation Steps to Address Material Weakness

As of the date of this Quarterly Report, the Company has refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio. Management will continue to enhance its methodology to improve such estimates and will be engaging the assistance of external independent consulting resources to assist with these revisions and enhancements.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Russell Firkins & Rena Firkins v. Bank of the Cascades, No. 1:10-cv-00414-CWD (U.S. District Court, District of Idaho filed Aug. 18, 2010).

On August 18, 2010, the Bank was named as the defendant in a lawsuit filed by two related individuals in which the plaintiffs claim that they have suffered damages related to the Bank’s role under an indenture agreement pertaining to certain bonds. The plaintiffs allege that they own bonds totaling approximately $725,000, and request certification of the lawsuit as a class action so they can seek damages against the Bank exceeding $23.5 million. While the outcome of this proceeding cannot be predicted with certainty, based on management’s review, management believes that any liability that may result will not have a material adverse effect on the Company’s consolidated liquidity, financial condition or results of operations.

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

Before making an investment decision investors should carefully consider the specific risks detailed in this section and other risks facing the Company including, among others, those certain risks, uncertainties and assumptions identified herein by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations and other risks described in this Quarterly Report on Form 10-Q, the information in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s cautionary statements as to “Forward-Looking Statements” contained therein.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its Reserve for Loan Losses is maintained at an appropriate level. While the Bank successfully completed several of the measures under the Order as of June 30, 2010, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of June 30, 2010, and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

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

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital. As of June 30, 2010, and through the date of this report, the requirement that the amount of classified loans as of the date of the Order be reduced to no more than 75% of capital has not been met. However, as required by the Order, all assets classified as “Loss” in the Bank’s report of examination from February 2009 (the “ROE”) have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. At June 30, 2010, the Bank’s primary liquidity ratio was 25.86%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the 10% capital requirement of the Order, as of June 30, 2010, the Bank is targeting a minimum of approximately $150 million of additional equity capital. The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009, and as of June 30, 2010, and through the date of this report the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon execution of a capital raise.

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

At June 30, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.61%, 0.82% and 1.63%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.88%, 5.16% and 6.45%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized.” Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” We can provide no assurances that we will be able to raise additional capital in the foreseeable future given the present condition of financial markets. If we fail to raise additional capital or take other measures that will cause our regulatory capital levels to increase, regulators may take additional measures that could include receivership or a forced divestiture of our assets and deposits. Any such measures, if taken, may have a material adverse effect upon the value of our common stock.

We have filed a complaint against Cohen and Company Financial Management, LLC which may adversely effect our ability to raise capital, thereby further effecting our ability to comply with the provisions of our regulatory order.

On July 29, 2010, the Company has filed a complaint against Cohen & Company Financial Management, LLC (Cohen).  The claims arise from the failure of Cohen to honor its obligations under an exchange agreement (“Agreement”) entered into between Cohen and Cascade in October 2009 whereby Cohen would transfer to Cascade the $66,500,000 of trust preferred securities it had caused to be issued by four Delaware statutory trusts in exchange for $13,300,000 in redeemable notes that would be paid at the closing of the capital raise. The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, and tortuous interference with business relations, and requests the Court’s declaration that Cohen is required to specifically perform the terms of the Agreement or, in the alternative, for its damages in an amount to be proven at trial, believed to be in excess of $227,200,000, and punitive damages in the sum of $200,000,000.  No assurances can be given regarding the outcome of any litigation arising from the complaint. In addition, failure of Cohen to honor its obligations under the Agreement may further delay our ability to raise capital, thereby further effecting our ability to comply with the terms of our regulatory order.

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

The effects of the severe economic contraction caused the Company to incur net losses for the years ended December 31, 2009 and 2008 and six months ended June 30, 2010. The Company and the Bank do not currently meet the definition of an “adequately capitalized institution” and are thus operating under significant regulatory restrictions including a requirement to achieve certain capital requirements, enhance liquidity and improve the credit quality of the Bank’s assets. In response, the Company has implemented plans to meet the requirements of the August 27, 2009 agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness (the Order) including an ongoing effort to raise capital. Additional plans and actions to preserve existing capital and to conserve liquidity include (1) improve asset quality and reduce non performing asset totals; (2) reduce loan portfolio totals and thereby reduce required capital; (3) retain core deposits while reducing brokered deposits; and (4) continued reduction of discretionary expenses.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates. The current downturn in the economy and declining real estate values have had a direct and adverse effect on the financial condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Bank’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences have experienced reduced ability to service their loan obligations and the market value of underlying collateral has decreased dramatically. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company, leading to a net loss for 2008 and 2009 and six months ended June 30, 2010. During the first half of 2010 the level of impaired loans has declined, as has the pace of charge-offs and provisioning expense leading to a reduced loss of for the year to date.  However, no assurance can be given that such trends will continue.

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

Approximately 72% of the Bank’s loan portfolio at June 30, 2010 consisted of loans secured by real estate located in Oregon and Idaho. Declining real estate values and a severe constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially. During 2008 and 2009, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. We will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

In addition, the Bank’s loans in other real estate portfolios including commercial construction and commercial real estate have experienced and are expected to continue to experience reduced cash flow and reduced collateral value. Approximately 51% of the Bank’s loan portfolio at June 30, 2010, consisted of loans secured by commercial real estate. Nationally, delinquencies in these types of portfolios are increasing significantly. While our portfolios of these types of loans have not been as adversely impacted as residential loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations.

The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect our results of operations.

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve. Our reserve for loan losses was 38.0% and 30.6% of NPA’s at June 30, 2010 and 2009, respectively. If real estate markets deteriorate further, we expect that we may continue to experience increased delinquencies and credit losses. While economic conditions have stabilized on a national level, conditions could worsen, potentially resulting in higher delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

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

Liquidity is essential to our business. Our primary funding source is commercial and retail deposits of our customers, brokered deposits, advances from the FHLB, FRB discount window and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future depending on adverse results of operations, financial condition or capital ratings or regulatory restrictions. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. At the onset of the economic downturn in 2007 and through 2008 and early 2009 core deposits declined because customers in general experienced reduced funds available for core deposits. As a result, the amount of our wholesale funding increased. Core deposits stabilized in late 2009, and the Company has established a significant liquidity reserve as of June 30, 2010. However our ability to borrow or attract and retain deposits in the future could be adversely affected by our financial condition, regulatory restrictions, or impaired by factors that are not specific to us, such as FDIC insurance changes including the expiration of TAG program, or further disruption in the financial markets or negative views and expectations about the prospects for the banking industry. We are presently restricted from accepting additional brokered deposits, including the Bank’s reciprocal Certificate of Deposit Account Registry Service (“CDARs”) program. As of June 30, 2010, we had outstanding brokered deposits totaling $32.2 million, 100% of which will mature in 2010.

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

On April 19, 2010, the Oregon State Treasury notified the Bank of a public funds compliance issue by virtue of the Bank being classified as undercapitalized by its primary federal regulator. On April 21, 2010, the Oregon State Treasury approved an extension to July 20, 2010 for the Bank to achieve compliance with ORS 295.048(1) which prohibits an undercapitalized bank depository from holding new uninsured public funds deposits in excess of 100% of the Company Bank’s net worth which equates to approximately $113.5 million in excess public deposits held at the Bank at that time. Treasury officials notified the Company Bank on June 28, 2010, that effective July 20, 2010, the Company Bank must cease accepting public funds in excess of FDIC insured amounts unless the net worth compliance issue is resolved by that time. However, the Company Bank would not be required to divest any public funds it currently holds.

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

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. At June 30, 2010, we had OREO with a carrying value of $56.8 million relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

The Company is not in compliance with certain continued listing requirements of the NASDAQ Stock Market.

On December 17, 2009, the Company received a notice letter from The NASDAQ Stock Market regarding its non-compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share.

On June 16, 2010, the Company received a letter from NASDAQ advising the Company that it had not regained compliance with the Rule and is not eligible for an additional 180 calendar day compliance period. NASDAQ advised the Company that its Common Stock will be delisted from NASDAQ at the opening of business on June 25, 2010 unless it files an appeal of Nasdaq’s decision with the Nasdaq listing qualifications hearings panel.

The Company was granted a hearing to appeal NASDAQ’s decision, which has allowed the Company to remain listed and suspend any possible delisting until the completion of the appeal process.  The appeal hearing was held on July 22, 2010 and the Company will hear by written response within 30 days.  The shareholders of the Company have approved reverse splits of the Company’s Common Stock at various levels, up to a 1 for 10 reverse split.  The Company has not implemented a reverse split to date due to its ongoing discussions relating to raising additional capital. The Company believes that implementation of the reverse split will permit the Company to regain compliance with the Rule.

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

Cascade Bancorp is a separate legal entity from the Bank and substantially all of our revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations. In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditors. Because of the elevated credit risk and associated loss incurred in 2008 and 2009, regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, pursuant to the Order, the Bank is required to seek permission prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Cascade Bancorp for the foreseeable future. Cascade Bancorp does not expect to pay any dividends for the foreseeable future. Cascade Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. As of June 30, 2010, we had $66.5 million of TPS outstanding with a weighted average interest rate of 3.02%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of June 30, 2010, accrued dividends were $2.7 million. If the Bank is unable to pay dividends to Cascade Bancorp in the future, Cascade Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Bank sold its mortgage servicing asset and no longer services loans under the FNMA designation.

The Company sold its mortgage servicing asset and business because it no longer qualified as a FNMA designated mortgage loan seller or servicer as a result of the Bank’s capital ratios falling below contractual requirements.  The Company will originate mortgages for local customers on a fee for service basis only in the future.  The closing of such contracts will generally occur on the books of conduit lenders.  The Bank will no longer service loans under the FNMA designation.  Accordingly, the Bank’s mortgage income will be wholly dependent upon fees and costs incurred in the retail origination and sale of mortgages to wholesale investors.  The Bank’s mortgage income may be lower than prior methods, especially with the loss of ongoing mortgage servicing fee income.

Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

The United States Congress, the Treasury Department and the Federal Deposit Insurance Corporation have taken several steps to support the financial services industry that have included certain well publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the President signed on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Few provisions of the Act are effective immediately with various provisions becoming effective in stages. Many of the provisions require governmental agencies to implement rules over the next 18 months. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future.  As of June 30, 2010, the Company was authorized to repurchase up to an additional 940,426 shares under this repurchase plan.

ITEM 6.  EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Bylaws of Cascade Bancorp dated February 22, 2010.
10.2	Second Amendment to the Securities Purchase Agreement, dated June 2, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.
10.3	Second Amendment to the Securities Purchase Agreement, dated February16, 2010, between the Company and BOTC Holdings LLC.
10.4	Third Amendment to the Securities Purchase Agreement, dated June 30, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.
10.5	Third Amendment to the Securities Purchase Agreement, dated June 30, 2010, between the Company and BOTC Holdings LLC.
10.6	Fourth Amendment to the Securities Purchase Agreement, dated July 15, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.
10.7	Fourth Amendment to the Securities Purchase Agreement, dated July 15, 2010, between the Company and BOTC Holdings LLC.
10.8	Fifth Amendment to the Securities Purchase Agreement, dated July 30, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.
10.9	Fifth Amendment to the Securities Purchase Agreement, dated July 30, 2010, between the Company and BOTC Holdings LLC.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date	By
Patricia L. Moss, President & CEO

Date	By
Gregory D. Newton, EVP/Chief Financial Officer