Form 10-Q
period 2010-09-30
CASCADE BANCORP
filed 2010-11-03
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  28,538,399 shares of no par value Common Stock as of November 1, 2010.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2010

INDEX

PART I

ITEM 1.  FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Dollars in thousands)
(unaudited)

	September 30,	December 31,
	2010	2009
		(Restated)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,242	$38,759
Interest bearing deposits	302,760	319,627
Federal funds sold	681	936
Total cash and cash equivalents	331,683	359,322
Investment securities available-for-sale	120,459	133,755
Investment securities held-to-maturity	1,807	2,008
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,225,154	1,489,090
Premises and equipment, net	35,779	37,367
Core deposit intangibles	5,281	6,388
Bank-owned life insurance (BOLI)	33,638	33,635
Other real estate owned (OREO), net	47,969	28,860
Income taxes receivable	-	43,256
Accrued interest and other assets	17,191	27,975
Total assets	$1,829,433	$2,172,128

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$313,400	$394,583
Interest bearing demand	616,287	796,628
Savings	31,301	29,380
Time	527,860	594,757
Total deposits	1,488,848	1,815,348
Junior subordinated debentures	68,558	68,558
Other borrowings	195,000	195,207
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	41,000
Accrued interest and other liabilities	27,178	28,697
Total liabilities	1,820,584	2,148,810

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 45,000,000 shares authorized; 28,538,399 issued and outstanding	160,105	159,617
Accumulated deficit	(153,004)	(137,953)
Accumulated other comprehensive income	1,748	1,654
Total stockholders' equity	8,849	23,318
Total liabilities and stockholders' equity	$1,829,433	$2,172,128

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Nine Months and Three Months ended September 30, 2010 and 2009
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$60,859	$77,984	$19,185	$24,608
Taxable interest on investments	4,286	3,712	1,288	1,229
Nontaxable interest on investments	62	104	17	34
Interest on federal funds sold	5	12	1	1
Interest on interest bearing deposits	394	277	139	219
Total interest income	65,606	82,089	20,630	26,091

Interest expense:
Deposits:
Interest bearing demand	3,978	5,585	1,101	1,891
Savings	59	56	22	18
Time	9,269	13,805	2,789	4,647
Federal funds purchased & other borrowings	5,288	6,794	1,827	2,261
Total interest expense	18,594	26,240	5,739	8,817

Net interest income	47,012	55,849	14,891	17,274
Loan loss provision	19,000	85,000	3,000	22,000
Net interest income (loss) after loan loss provision	28,012	(29,151)	11,891	(4,726)

Noninterest income:
Service charges on deposit accounts	4,902	6,541	1,473	2,227
Mortgage loan origination and processing fees	309	1,760	91	349
Gains on sales of mortgage loans, net	59	899	(2)	133
Gains on sales of investment securities available-for-sale	644	648	-	276
Card issuer and merchant services fees, net	1,960	2,455	634	822
Earnings on bank-owned life insurance	3	64	2	19
Gain on sale of business merchant services	-	3,247	-	3,247
Other income	2,067	2,476	758	1,004
Total noninterest income	9,944	18,090	2,956	8,077

Noninterest expense:
Salaries and employee benefits	21,995	25,008	7,044	8,190
Occupancy & equipment	4,824	5,271	1,560	1,662
Communications	1,361	1,494	411	473
FDIC insurance	6,424	5,423	1,792	1,766
OREO	8,178	16,562	3,694	9,836
Other expenses	9,743	11,176	2,693	3,812
Total noninterest expense	52,525	64,934	17,194	25,739

Loss before income taxes	(14,569)	(75,995)	(2,347)	(22,388)
Provision (credit) for income taxes	482	(31,367)	1,091	(9,744)
Net loss	$(15,051)	$(44,628)	$(3,438)	$(12,644)

Basic loss per common share	$(0.54)	$(1.59)	$(0.12)	$(0.45)
Diluted loss per common share	$(0.54)	$(1.59)	$(0.12)	$(0.45)

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009

Total stockholders' equity at beginning of period (Restated as of December 31, 2009)	$23,318	$135,239

Comprehensive loss:
Net loss	(15,051)	(44,628)
Unrealized gains on investment securities available-for-sale	93	1,653
Comprehensive loss	(14,958)	(42,975)

Stock based compensation expense, net	489	853

Cancellation of shares for tax withholding	-	(30)

Total stockholders' equity at end of period	$8,849	$93,087

See accompanying notes.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2010 and 2009
(Dollars in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009

Net cash provided by operating activities	$63,725	$52,165

Investing activities:
Proceeds from sales of investment securities available-for-sale	12,215	10,323
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	23,973	18,750
Proceeds from maturities and calls of investment securities held-to-maturity	200	200
Purchases of investment securities available-for-sale	(22,465)	(19,336)
Net decrease in loans	210,728	185,358
Purchases of premises and equipment	(5)	(635)
Proceeds from sales of premises and equipment	-	326
Proceeds from sales of OREO	10,697	9,947
Net cash provided by investing activities	235,343	204,933

Financing activities:
Net increase (decrease) in deposits	(326,500)	48,354
Increase in TLGP senior unsecured debt	-	41,000
Net decrease in other borrowings	(207)	(54,891)
Net cash provided (used) by financing activities	(326,707)	34,463
Net increase (decrease) in cash and cash equivalents	(27,639)	291,561
Cash and cash equivalents at beginning of period	359,322	48,946
Cash and cash equivalents at end of period	$331,683	$340,507

Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,525	$25,041
Income tax refund received	$43,613	$19,841
Loans transferred to OREO	$34,267	$16,942

See accompanying notes.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

The condensed consolidated financial statements as of and for the year ended December 31, 2009 were derived from audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2009 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Certain amounts for 2009 have been reclassified to conform with the 2010 presentation.

2.	Investment Securities

Investment securities at September 30, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
9/30/2010
Available-for-sale
U.S. Agency and non-agency mortgage-backed securities (MBS)	$103,838	$2,931	$301	$106,468
U.S. Agency asset-backed securities	13,350	457	294	13,513
Mutual fund	452	26	-	478
	$117,640	$3,414	$595	$120,459
Held-to-maturity
Obligations of state and political subdivisions	$1,807	$124	$-	$1,931

12/31/2009
Available-for-sale
U.S. Agency and non-agency MBS	$114,560	$2,793	$714	$116,639
U.S. Government and agency securities	7,500	-	19	7,481
Obligations of state and political subdivisions	1,478	120	-	1,598
U.S. Agency asset-backed securities	7,108	478	-	7,586
Mutual fund	440	11	-	451
	$131,086	$3,402	$733	$133,755
Held-to-maturity
Obligations of state and political subdivisions	$2,008	$135	$-	$2,143

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
9/30/2010
U.S. Agency and non-agency MBS	$8,666	$198	$6,223	$103	$14,889	$301
U.S. Agency asset-backed securities	4,566	294	-	-	4,566	294
	$13,232	$492	$6,223	$103	$19,455	$595

12/31/2009
U.S. Agency and non-agency MBS	$22,931	$690	$2,581	$24	$25,512	$714
U.S. Government and agency securities	7,481	19	-	-	7,481	19
	$30,412	$709	$2,581	$24	$32,993	$733

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at September 30, 2010 and December 31, 2009 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates.  Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities.  Furthermore, as of September 30, 2010, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

3.	Federal Home Loan Bank of Seattle (“FHLB”) Stock

As of September 30, 2010, the carrying value of the Bank’s investment in FHLB stock was $10.5 million and is a condition of membership in the FHLB system and, as such, is required to obtain credit and other services from the FHLB. As of June 30, 2010, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (FHFA), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements.   On October 26, 2010, the FHLB announced that  FHLB entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB "undercapitalized" under the FHFA's Prompt Corrective Action rule.  Management considers several factors in evaluating impairment including the commitment of the issuer to perform its obligations and to provide services to the Bank.  Based upon the foregoing, management has not recorded an impairment of the carrying value of our FHLB stock as of September 30, 2010.

4.	Loans and Reserve for Credit Losses

The composition of the loan portfolio at September 30, 2010 and December 31, 2009 was as follows (dollars in thousands):

Loan portfolio	September 30, 2010	% of gross loans	December 31, 2009	% of gross loans	% Change Sep/Dec
			(Restated)
Commercial	$306,696	24%	$420,155	27%	-27.0%
Real Estate:
Construction/lot/land development	167,103	13%	308,346	20%	-45.8%
Mortgage	86,782	7%	93,465	6%	-7.2%
Commercial	670,461	52%	675,728	44%	-0.8%
Consumer	45,645	4%	49,982	3%	-8.7%
Total loans	1,276,687	100%	1,547,676	100%	-17.5%
Less reserve for loan losses	51,533	4.0%	58,586	3.8%	-12.0%
Total loans, net	$1,225,154		$1,489,090		-17.7%

Total loans continue to be strategically reduced as a result of paydowns, select loan sales or participations, non-renewal of mainly transaction-only loans where the deposit relationship with the related customer was de minimus, as well as net charge-offs (particularly in the residential land development portfolio).

The above loans are net of deferred loan fees of approximately $2.7 million at September 30, 2010 and $3.3 million at December 31, 2009.

Transactions in the reserve for loan losses and unfunded commitments for the nine months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Nine months ended
	September 30,
	2010	2009

Reserve for loan losses
Balance at beginning of period (Restated as of December 31, 2009)	$58,586	$47,166
Loan loss provision	19,000	85,000
Recoveries	7,861	1,946
Loans charged off	(33,914)	(80,989)
Balance at end of period	$51,533	$53,123

Reserve for unfunded commitments
Balance at beginning of period	$704	$1,039
Provision (credit) for unfunded commitments	237	(335)
Balance at end of period	$941	$704

Reserve for credit losses
Reserve for loan losses	$51,533	$53,123
Reserve for unfunded commitments	941	704
Total reserve for credit losses	$52,474	$53,827

At September 30, 2010, the Bank had approximately $207.6 million in outstanding commitments to extend credit, compared to approximately $288.7 million at year-end 2009. The reduction is a function of completion of prior period construction draws as well as management’s efforts to reduce commitments to a lower level.  Reserves for unfunded commitments are classified as other liabilities in the accompanying condensed consolidated balance sheets.

5.	Non-Performing Assets (“NPA's”)

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. NPA balances have declined during 2010 compared to the rapid growth experienced in the first half of 2009.  While this is a positive development no assurance can be given that NPA’s will not increase in the future. During the three months ended September 30, 2010 certain non performing loans were foreclosed upon resulting in a reduction in non performing loans (NPL’s).

At September 30, 2010, the Company had 22 troubled debt restructurings ("TDRs") totaling $41.4 million, of which $11.5 million is reported as non-accrual loans.  At December 31, 2009, the Company’s TDR’s totaled $27.3 million, of which $11.8 million was reported as non-accrual loans.  The TDRs at September 30, 2010 and December 31, 2009 are classified as impaired loans and, in the opinion of management, are reserved appropriately.

The following table presents information with respect to NPA’s at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009
		(Restated)
Loans on non-accrual status	$81,509	$132,110
Loans past due 90 days or more but not on non-accrual status	57	-
Other real estate owned (“OREO”)	47,969	28,860
Total NPA's	$129,535	$160,970

Selected ratios:
NPLs to total gross loans	6.39%	8.54%
NPAs to total gross loans and OREO	9.78%	10.21%
NPAs to total assets	7.08%	7.41%

The composition of NPA’s as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 was as follows (dollars in thousands):

	September 30, 2010	% of total	June 30, 2010	% of total	March 31, 2010	% of total	December 31, 2009	% of total
							(Restated)	(Restated)
Commercial	$23,953	19%	$23,320	17%	$35,906	22%	$28,964	18%
Real Estate:
Development/Construction/lot	82,248	63%	91,822	65%	100,797	63%	106,752	66%
Commercial	22,535	17%	24,164	17%	23,411	15%	24,749	16%
Consumer/other	799	1%	819	1%	595	0%	505	0%
Total NPA's	$129,535	100%	$140,125	100%	$160,710	100%	$160,970	100%

The following table presents non-performing assets as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 by region (dollars in thousands):

Region	September 30, 2010	% of total NPA's	June 30, 2010	% of total NPA's	March 31, 2010	% of total NPA's	December 31, 2009	% of total NPA's
							(Restated)	(Restated)
Central Oregon	$32,885	25%	$38,080	27%	$47,939	30%	$49,167	31%
Northwest Oregon	24,537	19%	24,114	17%	25,659	16%	27,042	17%
Southern Oregon	17,386	14%	17,730	13%	17,067	11%	17,758	11%
Total Oregon	74,808	58%	79,924	57%	90,665	56%	93,967	58%
Idaho	54,727	42%	60,201	43%	70,045	44%	67,003	42%
Grand total	$129,535	100%	$140,125	100%	$160,710	100%	$160,970	100%

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

At September 30, 2010, impaired loans carried at fair value totaled approximately $111.3 million and related specific valuation allowances were approximately $6.6 million.  At December 31, 2009, impaired loans were approximately $147.6 million and related specific valuation allowances were approximately $0.1 million.  Interest income recognized for cash payments received on impaired loans for the periods presented was insignificant. The average recorded investment in impaired loans was approximately $149.3 million and $159.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt.  Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured.  When a loan is placed on non-accrual status, it is the Bank’s policy to reverse, and charge against current operations, interest previously accrued on the loan but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful.  Interest income that was reversed and charged against income for the nine months ended September 30, 2010 and 2009, was approximately $0.9 million and $1.6 million, respectively.

Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment of such loans based on the estimated fair value of the underlying real estate collateral. OREO is carried at the lower of cost or estimated net realizable value, which is also based on the estimated fair value of the related real estate property. The valuation of real estate collateral and OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. The valuation of real estate collateral and OREO is also subject to review by Federal and State bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank, in addition to State banking regulations which require periodic mandatory write-downs of OREO. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate and OREO, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated on an annual basis, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes – and any related adjustments – are generally recorded at the time such information is received.

6.	Other Real Estate Owned (“OREO”), Net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Nine months ended
	September 30,
	2010	2009

Balance at beginning of period (Restated as of December 31, 2009)	$28,860	$52,727
Additions to OREO	34,267	16,942
Dispositions of OREO	(10,697)	(25,674)
Valuation adjustments in the period	(4,461)	(6,341)
Balance at end of period	$47,969	$37,654

7.	Mortgage Servicing Rights (“MSRs”)

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

Activity in MSRs for the nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	Nine months ended
	September 30,
	2010	2009
Balance at beginning of period	$3,947	$3,605
Additions	25	1,687
Amortization	(378)	(1,204)
Sale of MSR's	(3,594)	-
Balance at end of period	$-	$4,088

For further discussion of activity in MSRs for the nine months ended September 30, 2010 and 2009, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-Interest Income” elsewhere in this Form 10-Q.

8.	Junior Subordinated Debentures

At September 30, 2010, the Company had four subsidiary grantor trusts for the purpose of issuing Trust Preferred Securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying condensed consolidated balance sheets.  The weighted average interest rate of all TPS was 2.82% at September 30, 2010 and 2.79% at December 31, 2009.

During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its TPS. At September 30, 2010, the Company had a balance in other liabilities of $3.2 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its common stock until all accrued but unpaid interest has been paid in full. Payment of dividends is also restricted by state and federal regulators (see Note 14). The Company has recorded and continues to record junior subordinated debenture interest expense in its statement of operations.

9.	Other Borrowings

At September 30, 2010 the Bank had a total of $195.0 million in long-term borrowings from FHLB with maturities ranging from 2011 to 2017, bearing a weighted-average rate of 1.83% with $50 million maturing in 2011.  In addition, the Bank had $98.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank.  The available line of credit with the FHLB is reduced by the amount of these letters of credit.  Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”) maturing February 12, 2012 bearing a weighted average rate of 2.04%, exclusive of net issuance costs and 1% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt. (See Management’s Discussion and Analysis of Financial Results of Operation - “Liquidity and Sources of Funds” for further discussion).

10.	Basic and Diluted loss per Common Share

The Company’s basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  The Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents.

The numerators and denominators used in computing basic and diluted loss per common share for the nine months and three months ended September 30, 2010 and 2009 can be reconciled as follows (dollars in thousands, except per share data):

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(15,051)	$(44,628)	$(3,438)	$(12,644)

Weighted-average shares outstanding - basic	28,047,835	27,991,675	28,049,748	28,029,087
Basic and diluted loss per common share	$(0.54)	$(1.59)	$(0.12)	$(0.45)

Common stock equivalent shares excluded due to antidilutive effect	482,928	120,347	476,840	132,934

11.	Stock-Based Compensation

During the nine months ended September 30, 2010 the Company granted 770,750 stock options with a calculated fair value of $0.43 per option. The Company did not grant any equity grants for the nine month period ended September 30, 2009.

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the nine months ended September 30, 2010:

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

The following table presents the activity related to stock options for the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at January 1, 2010	990,618	$12.18	4.4	$-
Granted	770,750	0.57	N/A	N/A
Exercised	-	-	N/A	N/A
Cancelled	(179,743)	8.49	N/A	N/A
Options outstanding at September 30, 2010	1,580,367	$6.93	5.1	$-
Options exercisable at September 30, 2010	563,633	$13.48	3.2	$-

As of September 30, 2010, there was approximately $0.4 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

During the nine months ended September 30, 2010, the Company granted 378,000 shares of nonvested restricted stock at a weighted-average grant date fair value of $0.57 per share (approximately $215,000). The nonvested restricted stock is scheduled to cliff-vest three years from the grant date.

The following table presents the activity for nonvested restricted stock for the nine months ended September 30, 2010:
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Vesting Term (years)
Nonvested as of January 1, 2010	131,734	$14.68	N/A
Granted	378,000	0.57	N/A
Vested	(19,130)	20.72	N/A
Cancelled	(13,764)	11.20	N/A
Nonvested as of September 30, 2010	476,840	$3.50	2.24

As of September 30, 2010, unrecognized compensation cost related to nonvested stock totaled approximately $0.4 million.  The nonvested stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

The Company has also granted awards of restricted stock units (RSUs). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU.  There was no unrecognized compensation cost related to RSUs at September 30, 2010 and 2009, as all RSUs were fully-vested.

12.	Income Taxes

During the three months ended September 30, 2010 the IRS commenced a required examination of the Company’s 2009 tax year and December 31, 2009 income tax receivable of $43.3 million.  In connection therewith, and in completion of the 2009 income tax examination, the Company settled with the IRS’ field examiner and recorded a provision for income taxes of $1.1 million for the three months ended September 30, 2010. The provision for income taxes of $0.5 million for the nine months ended September 30, 2010 also reflects adjustments to the 2009 income tax receivable.  During the three month and nine month periods ended September 30, 2009, the Company recorded income tax benefits of $9.7 million and $31.4 million, respectively, as management believed at that time that it was more likely than not that such benefits would be received.  Effective December 31, 2009, management determined that there should be a 100% valuation allowance against the Company’s net deferred tax assets.

As of September 30, 2010, the Company maintained a valuation allowance of $37.4 million against the deferred tax asset balance of $36.3 million, for a net deferred tax credit of $1.1 million. This amount represented a $0.1 million increase from year-end 2009 due to an increase in gross unrealized gains in the Company’s investment portfolio during the nine months ended September 30, 2010. The Company’s future net deferred tax asset or liability will continue to be impacted by changes in the gross unrealized gains/losses on the Company’s investment portfolio. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral. A significant portion of the Bank's impaired loans are measured using the estimated fair market value of the collateral.

OREO: Management obtains third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the estimated fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value.

At September 30, 2010 and December 31, 2009, the Company had no financial liabilities measured at fair value on a recurring basis.  The Company’s financial assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Investment securities available - for - sale	$-	$120,459	$-
Total recurring assets measured at fair value	$-	$120,459	$-

December 31, 2009
Investment securities available - for - sale	$-	$133,755	$-
Total recurring assets measured at fair value	$-	$133,755	$-

Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments.

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at September 30, 2010 and December 31, 2009 (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010			(Restated)
Impaired loans with specific valuation allowances	$-	$-	$105,916
Other real estate owned	-	-	47,969
	$-	$-	$153,885
December 31, 2009
Impaired loans with specific valuation allowances	$-	$-	$114,039
Other real estate owned	-	-	28,860
	$-	$-	$142,899

The Company did not change the methodology used to determine fair value for any financial instruments during the nine months ended September 30, 2010 or 2009.  Accordingly, for any given class of financial instruments, the Company did not have any transfers between Level 1, Level 2, or Level 3 during the nine month periods ended September 30, 2010 or 2009.

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

The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2010 and December 31, 2009.

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

Loans:  The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using September 30, 2010 and December 31, 2009 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using a discounted cash flow analysis or the underlying collateral values.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

OREO: See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand.  At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2010 and December 31, 2009 rates offered on those instruments.

Junior subordinated debentures, other borrowings and TLGP senior unsecured debt:  The fair value of the Bank’s junior subordinated debentures, other borrowings (including federal funds purchased) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s September 30, 2010 and December 31, 2009 incremental borrowing rates for similar types of borrowing arrangements.  However, as of September 30, 2010 and December 31, 2009, the estimated fair value of the Bank’s junior subordinated debentures has been adjusted to reflect the possible negotiated exchange of such debentures for cash.

Loan commitments and standby letters of credit:  The majority of the Bank’s commitments to extend credit have variable interest rates and are conditional on defined customer credit quality parameters. Standby Letters of Credit are similarly structured with conditional requirements and therefore the fair value of both items is not significant and not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2010 and December 31, 2009 were approximately as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:

Cash and cash equivalents	$331,683	$331,683	$359,322	$359,322
Investment securities:
Available-for-sale	120,459	120,459	133,755	133,755
Held-to-maturity	1,807	1,931	2,008	2,143
FHLB stock	10,472	10,472	10,472	10,472
Loans, net (Restated as of December 31, 2009)	1,225,154	1,236,090	1,489,090	1,483,232
BOLI	33,638	33,638	33,635	33,635
OREO (Restated as of December 31, 2009)	47,969	47,969	28,860	28,860

Financial liabilities:
Deposits	1,488,848	1,493,472	1,815,348	1,819,103
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	304,558	257,000	304,765	256,814

14.	Regulatory Matters

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At September 30, 2010 and December 31, 2009, the Company and the Bank did not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level.  As of September 30, 2010, the Bank has failed to comply with certain requirements of the Order, particularly those requirements that are tied to or dependent upon execution of a capital raise as described below.  Due to uncertain economic and banking conditions, no assurance can be given that such compliance will be attained in the future or that compliance with other terms of the Order will continue.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of September 30, 2010 and through the date of this report the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

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

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital.  As of September 30, 2010 and through the date of this report, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital has not been met.  However, as required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.  At September 30, 2010, the Bank’s primary liquidity ratio was 26.32%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the capital requirements of the Order, as of September 30, 2010 the Bank is targeting a minimum of approximately $150 million of additional equity capital at the Bank level.  The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve the objectives set forth in the Order will successfully improve the Bank’s results of operations or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership, and could affect the Company’s ability to continue as a going concern.

On October 26, 2009, the Company entered into a written agreement with the Federal Reserve Bank (the “FRB”) and DFCS (the “Written Agreement”), which requires the Bank to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bank is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement.  The Company submitted a strategic plan on October 28, 2009 and as of September 30, 2010 and through the date of this report, management believes that the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon increasing capital.

As outlined in the table below, as of September 30, 2010 and December 31, 2009 the Company and the Bank failed to meet the minimum regulatory requirements for an “adequately capitalized” institution and had therefore not complied with terms of the Order and Written Agreement to bring its capital ratios to the targeted levels.

The Bank’s and Company’s actual and required capital amounts and ratios are presented in the following tables.  Note that the Company’s ratios are substantially below those of the Bank because regulatory calculations disallow portions of TPS from inclusion of capital at the Company level, but it is included as Tier 1 capital at the Bank level.

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2010:
Tier 1 leverage (to average assets)	$72,849	3.9%	$74,515	4.0%	$186,287	10.0	% (1)
Tier 1 capital (to risk-weighted assets)	72,849	5.2	55,557	4.0	83,335	6.0
Total capital (to risk-weighted assets)	90,656	6.5	111,114	8.0	138,892	10.0

December 31, 2009 (Restated):
Tier 1 leverage (to average assets)	$82,847	3.8%	$88,629	4.0%	$221,573	10.0	% (1)
Tier 1 capital (to risk-weighted assets)	82,847	5.0	66,664	4.0	99,996	6.0
Total capital (to risk-weighted assets)	104,159	6.3	133,328	8.0	166,660	10.0

(1) Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

The Company’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2010:
Tier 1 leverage (to average assets)	$6,280	0.3%	$74,640	4.0%	$93,300	5.0%
Tier 1 capital (to risk-weighted assets)	6,280	0.5	55,647	4.0	83,471	6.0
Total capital (to risk-weighted assets)	12,560	0.9	111,294	8.0	139,118	10.0

December 31, 2009 (Restated):
Tier 1 leverage (to average assets)	$24,637	1.1%	$88,563	4.0%	$110,704	5.0%
Tier 1 capital (to risk-weighted assets)	24,637	1.5	66,754	4.0	100,132	6.0
Total capital (to risk-weighted assets)	49,274	3.0	133,509	8.0	166,886	10.0

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

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset” (ASU 2010-18), regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30–Receivables–Loans and Debt Securities Acquired with Deteriorated Credit Quality (Subtopic 310-30). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively.  The adoption of ASU 2010-18 did not have a significant effect on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20) which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. Management is currently evaluating the effect that ASU 2010-20 will have on the Company’s future condensed consolidated financial statements.

16.	Restatement of December 31, 2009 consolidated financial statements

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2009, management made the decision to restate its previously reported results of operations and financial condition.  This restatement was related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and was primarily related to the reserve for loan losses and loan loss provision.  In connection with the examination, the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio.  As a result of the findings of the regulatory examination, the regulators required the Bank to amend its Call Report of Condition as of and for the year ended December 31, 2009.  On August 3, 2010, the Audit Committee of the Board concluded, based upon additional information received from banking regulators  and the recommendation of management, that the Company’s previously issued audited consolidated financial statements as of and for the year ended December 31, 2009  as reported in the Company’s Annual Report on Form 10-K, could no longer be relied upon.  Accordingly, all amounts as of December 31, 2009 in the accompanying condensed consolidated financial statements have been restated as applicable.

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

On August 18, 2010, the Bank was sued in an asserted class action lawsuit in Idaho federal court.  The lawsuit alleges that, in 2004, the Bank’s predecessor (Farmers and Merchants Bank), acting as trustee under three similar trust indentures, inappropriately disbursed the proceeds of three bond issuances, supposedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million.  Recovery is sought on theories of breach of the indentures, breach of fiduciary duty, and conversion.  The lawsuit is in its initial stages and the class has not been certified. While the outcome of this proceeding cannot be predicted with certainty, based on management's review, management believes that the lawsuit is without merit and plans to vigorously pursue its defenses.  Management also believes that if any liability were to result, it would not have a material adverse effect on the Company's consolidated liquidity, financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2010 and the operating results for the nine months and three months then ended, included elsewhere in this report.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 23, 2010; including its audited 2009 consolidated financial statements and the notes thereto as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009.

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

Recent Developments

As previously disclosed, the Company continues to actively pursue a capital raise of a minimum of $150 million.  Of this total, $65 million previously committed by Lightyear Capital and large shareholder David F. Bolger continue in place through October 29, 2010 subject to certain conditions.  While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful. In addition to the capital raise, the Company  continues to implement the following operating plan to improve its financial condition 1) reduce loan portfolio to mitigate credit risk and conserve capital; 2) strive to maintain liquidity by sustaining core insured deposits and other funding sources; 3) reduce controllable non-interest expenses; and 4) retain high performing employees.  Because of the uncertainties of the current economic climate and other factors outside of its control, there can be no assurance that the implementation of this plan will be successful.

On April 19, 2010 the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes established a maximum aggregate balance of 100% of the Bank’s net worth for Oregon public fund deposits for banks whose regulatory capital ratios are less than that required to be categorized “adequately capitalized”.  The statute does not require divestiture but restricts a bank in this circumstance from accepting additional public funds where such deposit would cause aggregate balances to exceed 100%.  On September 29, 2010, the Bank received notification from the Oregon State Treasury that it had failed to comply with the statute within the 90-day period provided.  Therefore, the Bank was required to reduce its aggregate Oregon Public Fund balances to a level below 100% of the Bank’s net worth by October 1, 2010.  Accordingly, the Bank reduced its aggregate Oregon Public Fund balances to a level below 100% of the Bank’s net worth on October 1, 2010, achieving compliance with the statute.  The Bank will continue to accept public deposits and operate in compliance with this statute.

On August 18, 2010, the Bank was sued in an asserted class action lawsuit, Russell Firkins & Rena Firkins v. Bank of the Cascades, Case No. 1:10-cv-414-BLW in the United States District Court for the District of Idaho.  The lawsuit alleges that, in 2004, the Bank’s predecessor (Farmers and Merchants Bank), acting as trustee under three similar trust indentures, inappropriately disbursed the proceeds of three bond issuances, supposedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million.  Recovery is sought on theories of breach of the indentures, breach of fiduciary duty, and conversion.  The lawsuit is in its initial stages and the class has not been certified. While the outcome of this proceeding cannot be predicted with certainty, based on management's review, management believes that the lawsuit is without merit and plans to vigorously pursue its defenses.  Management also believes that if any liability were to result, it would not have a material adverse effect on the Company's consolidated liquidity, financial condition or results of operations.

On August 3, 2010, after discussion with its outside independent accountants and financial reporting consultants, the Audit Committee of the Company concluded, based upon the findings of its bank regulatory examination and recommendation of management, that the Company’s previously issued financial statements as of and for the year ended December 31, 2009 and three month period ended March 31, 2010, as reported in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, could no longer be relied upon. This determination was made in connection with an examination by banking regulators of the Bank. The Bank regulatory examination commenced on March 15, 2010, and at the conclusion of the on-site examination of the Bank, examiners orally informed the Company that it was their opinion that the allowance for loan and lease losses (“ALLL”) was underfunded as of the subject dates.  Following significant discussion and consideration, on July 29, 2010 the Bank received written specification of the required Call Report amendments.  The Bank has amended its Call Report of Condition (‘Call Report’) for the subject periods, as well as its Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

On June 16, 2010, the Company received a letter from NASDAQ advising the Company that it had not regained compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share as required by the notice letter received by the Company on December 17, 2009.  A NASDAQ appeal hearing was held on July 22, 2010 and on September 8, 2010 the Company was notified that the request to remain listed on the NASDAQ Stock Market was granted, subject to certain conditions. The Panel granted the full extent of its exception authority, to December 13, 2010, by which time the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. The shareholders of the Company have approved reverse splits of the Company’s Common Stock at various levels, up to a 1 for 10 reverse split.  The Company has not implemented a reverse split to date due to its ongoing discussions relating to raising additional capital. The Company believes that implementation of the reverse split will permit the Company to regain compliance with the Rule.

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

On August 3, 2010, the Company determined that it would restate its audited consolidated financial statements as of and for the year ended December 31, 2009.  This restatement was related to an examination by banking regulators of the Bank that commenced on March 15, 2010.  In connection with the examination the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.  As a result of the restatement, the December 31, 2009 reserve for loan losses increased to $58.6 million from the previously reported $37.6 million.  The loan loss provision for the year ended December 31, 2009 increased from $113.0 million to $134.0 million.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss in 2009 and 2008 of $114.8 million and $134.6 million, respectively.  During 2010 the level of impaired loans have  declined, as has the pace of charge-offs and provisioning expense leading to a net loss of $15.1 million for the nine months  including a loss of $3.4 million for the quarter ended September 30, 2010.  The local and regional economy also has a direct impact on the volume of bank deposits.  Core deposits have declined since mid-2006 because business and retail customers have experienced a reduction in cash available to deposit in the Bank and have migrated balances to “too big to fail institutions” out of concerns for soundness of many community banks.

Highlights and Summary of Performance – Third Quarter of 2010

Third Quarter Performance:

•
Third Quarter Net Loss Per Share: ($0.12) per share or ($3.4 million) compared to a net loss of ($0.01) per share or ($0.3 million) for the linked-quarter and ($0.45) or ($12.6 million) for the year-ago quarter.

•
Credit Quality: Non-performing assets (NPA’s) decrease 7.6% to $129.5 million compared to $140.1 million for the linked-quarter and decreases over 34% compared to $197.3 million for the year-ago period.

•	Credit Quality: Net charge-offs were $9.2 million compared to $4.9 million for the linked-quarter and $31.3 million for the year-ago period.
•	Credit Quality: Reserve for credit losses was at $52.5 million or 4.11% of total loans, compared to $58.7 million or 4.35% for the linked-quarter and $53.8 million or 3.21% for the year-ago period.
•
Total Loans, Deposits and Liquidity: Loan and deposit balances have declined by similar amounts as compared to prior periods due to  management’s strategic reduction of  loans, and a reduction of  deposit balances  resulting from  the continued  adverse customer effects of current economic conditions and some migration to too-big-to-fail banks.  The Company maintains a strong primary liquidity ratio of over 25%.

•	Net Interest Margin (NIM): The NIM was 3.51% compared to 3.60% for the linked-quarter and 3.13% for the year-ago quarter.

The Company had a net loss of ($0.12) per share or ($3.4 million) for the third quarter 2010, compared to ($0.01) per share or ($0.3 million) for the linked-quarter.  The loss primarily resulted from lower net interest income of $1.1 million as compared to the linked-quarter and a tax adjustment of $1.1 million.  Reserve for credit losses was approximately $52.5 million or 4.11% of gross loans compared to approximately $59.3 million or 3.83% at December 31, 2009 (as amended).  NPA’s decreased to $129.5 million compared to $140.1 million for the linked-quarter and delinquent loans decreased to 0.48% of gross loans compared to 0.75% for the linked-quarter and 0.65% at December 31, 2009.  Net charge-offs were $9.2 million for the third quarter of 2010 up from $4.9 million for the linked-quarter, mainly due to the linked-quarter included $5.1 million in recoveries as compared to the current quarters recoveries of $0.6 million.  Net interest income was lower for the third quarter of 2010 primarily due to reduced interest and loan fee income related to the decline in earning loan volumes.  Non-interest income decreased $0.8 million during the third quarter of 2010 when compared to the linked-quarter mainly due to a gain on sales of investment securities of $.6 million recorded in the linked-quarter. When compared to the year-ago period non-interest income was down $5.1 primarily due to a one-time $3.2 gain recorded on the sale of the Bank’s credit card merchant business recorded in the year-ago period.

Compared to the linked-quarter, non-interest expense was down by $1.0 million or 5.5% because of lower FDIC and OREO related expenses.  In addition, salaries and benefits cost were down $0.2 million or 3.1% from the prior quarter.  As compared to the year-ago quarter, noninterest expenses were down by $8.5 million primarily due to decreases in OREO expenses of $6.1 million, salary expenses of $1.1 million and other expenses of $1.1 million for the quarter compared to the year-ago quarter.

At September 30, 2010, Cascade’s loan portfolio was approximately $1.3 billion, down $72.2 million and $399.1 million when compared to the linked-quarter and a year-ago, respectively. Loans have declined primarily due to loan payoffs, reduced demand owing to economic contraction, an increase in loan charge-offs and management’s strategic loan reduction program to mitigate credit risk  and preserve capital.

Total deposits at September 30, 2010, were $1.5 billion, down $354.1 million or 19.2% compared to the year-ago quarter mainly as a result of decreases in interest bearing demand and demand deposits.

The NIM was 3.51% for the third quarter of 2010 compared to 3.60% for the linked-quarter and 3.13% for the year-ago period.  The linked-quarter decline was mainly due to decreases in loans fees and lower rates on short term interest bearing deposits.  Interest bearing deposits (including FRB) held for liquidity purposes totaled $302.8 million or approximately 17% of total assets at September 30, 2010 compared to $319.6 million at December 31, 2009.  During the quarter interest bearing funds held at FRB had the effect of lowering the Company’s NIM by approximately 52 basis points because such assets presently earn a low overnight rate of 0.25% which is below the average cost of funds.  The Company is required to hold liquid funds per the terms of the Order.  In addition, the NIM for this quarter was affected by approximately 7 basis points due to interest reversals on loans placed into a non-performing status.

At September 30, 2010, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.91%, 5.24% and 6.53%, respectively, relatively stable compared to the linked-quarter.  However, they do not meet regulatory benchmarks for “adequately-capitalized.”  Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized” Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios at the Company level are lower than those at the Bank, primarily because holding company ratios disallow inclusion of trust preferred debentures which qualify as capital at the Bank itself.  Accordingly, the Company’s Tier 1 leverage, Tier risk-based and total risk-based capital ratios were 0.34%, 0.45% and 0.90%, respectively as of September 30, 2010.

Loan portfolio and credit quality

At September 30, 2010, Cascade’s loan portfolio was approximately $1.3 billion, down $72.2 million and $399.1 million when compared to the linked-quarter and a year-ago, respectively. Loans have declined primarily due to loan payoffs, reduced demand owing to economic contraction, an increase in loan charge-offs and management’s strategic loan reduction program which has resulted in lower loan portfolio risk exposure and helped to support regulatory capital ratios. The loan reduction plan has included select loan sales and loan participations as well as non-renewal of mainly transaction only loans where the Company does not consider itself to be the customer’s primary bank based upon the overall balance of its banking and deposit relationship with the customer.

Commercial Real Estate (“CRE”) and Commercial and Industrial (“C&I”) loan portfolios continue to perform in a satisfactory manner given the adverse economic climate.  At September 30, 2010, total loans delinquent greater than 30 days were at 0.48% of total loans compared to 0.65% at December 31, 2009.  CRE and C&I portfolios at September 30, 2010 were 0.22% and 0.14%, respectively.  CRE and C&I delinquencies were 0.11% and 0.18% at December 31, 2009. CRE loans represent the largest portion of Cascade’s portfolio at 53% of total loans and the C&I loans represent 24% of total loans.  Credit quality challenges have been centered in the Bank’s residential land development and construction portfolios.  Ongoing favorable CRE and C&I credit metrics is attributable to the Company’s underwriting disciplines including guarantor support and secondary sources, as well as its granularity and our avoidance of conduit type lending.  However, due to the current economic challenges no assurance can be given that the favorable delinquency rates for CRE and C&I portfolios will continue.

At September 30, 2010, NPA’s were $129.6 million, or 7.1% of total assets compared to $161.0 million or 7.4% of total assets at December 31, 2009.  Because of the uncertain real estate market, no assurances can be given as to the timing of ultimate disposition of these NPA’s or that the sale price will be at or above carrying fair value. The orderly resolution of non-performing loans and OREO properties is a priority for management. In the past several quarters the Bank has been able to sell certain OREO properties and non performing loans to investors at or near their carrying value.  Carrying values reflect write-downs and charge off amounts previously taken on such assets.  However, future sales are subject to uncertainty because of the volatility of property value prices with respect to distressed assets.

 At September 30, 2010, the total reserve for credit losses was $52.5 million or 4.11% of total loans compared to $59.3 million or 3.83% at December 31, 2009.  Management believes the reserve for credit losses is at an appropriate level based on evaluation and analysis of portfolio credit quality in conjunction with prevailing economic conditions and estimated fair values of collateral supporting non performing loans. The reserve includes approximately $6.9 million or 13.2% in unallocated reserves which reflects qualitative risk factors such as level and trend of charge-off and recoveries; level and trend in delinquencies, nonaccrual loans and impaired loans; and experience, ability, and depth of lending management staff, economic conditions, risk identification practices, loan review influence, loan trends, effects of underwriting practices and changes in policy.  With uncertainty as to the depth and duration of the real estate slowdown and its economic effect on the communities within the Bank’s banking markets, we can give no assurances that the reserve will be adequate in future periods or that the level of NPA’s will not increase.  Further provisioning and charge-offs may be required before values stabilize. In addition, the level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation of the information available.

Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment of such loans based on the estimated fair value of’ the underlying real estate collateral. OREO is carried at the lower of cost or estimated net realizable value, which is also based on the estimated fair value of the related real estate property. The valuation of real estate collateral and OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. The valuation of real estate collateral and OREO is also subject to review by Federal and State bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank, in addition to State banking regulations which require periodic mandatory write-downs of OREO. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate and OREO, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated on an annual basis, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes — and any related adjustments — are generally recorded at the time such information is received.

Deposits

Total deposits at September 30, 2010, were $1.5 billion, down $87.2 million or 5.5% from the linked-quarter and down $354.1 million or 19.2% compared to the year-ago quarter. In general, deposit balances have declined due to the combination of adverse customer effects of current economic conditions and some migration to too-big-to-fail banks due to uncertainty.  Linked-quarter declines were primarily in interest bearing demand (NOW) accounts totaling $59.9 million resulting from the Bank’s active reduction of Oregon public funds.

To provide ongoing customer assurance, nearly 100% of the Bank’s deposits are covered by FDIC insurance and the Company is participating in the FDIC’s TAG program.  In that regard, effective July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed and FDIC deposit-insurance has been permanently increased to $250,000 effective immediately. The Transaction Guarantee Program (TAG) has been extended to December 31, 2012.  The TAG program currently provides unlimited FDIC insurance for non-interest bearing accounts, IOLTAs, and interest-bearing checking accounts with an interest rate of .25 or less, this coverage is separate and in addition to the general limit.  Effective December 31, 2010, the TAG program will no longer include or provide unlimited insurance for low-interest NOW accounts or IOLTAs (0.25 interest rate or less).  These accounts will be subject to the standard $250,000 coverage.

Consistent with the terms of the Order the Company has reduced its brokered deposits to a negligible level. The Bank’s internet listing service deposits at September 30, 2010 were approximately $283.3 million, an increase of $88.2 million or 45.2% since December 31, 2009 and an increase of $72.2 million from a year-ago. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2010 and 2009

Income Statement

Net Loss

For the nine month and three month periods ended September 30, 2010, Cascade reported a net loss of ($15.1 million) or ($0.54) per share and a net loss of ($3.4 million) or ($0.12) per share, respectively. These losses are significantly lower than the same period in the prior year due to reduced loan loss provision and other credit quality related expenses.  Net interest income was down $8.8 million for the nine months and down $2.4 million for the quarter ended September 30, 2010, as compared to the same periods in the prior year, mainly due to lower loan balances and interest foregone on non performing loans.  Non-interest income was down 45.0% and 63.4%, respectively, for the nine month and three month periods ended September 30, 2010 primarily due to decreases in all categories with the larger decreases in mortgage revenue and service charges.  In addition, the prior year periods included a one-time gain on the sale of business merchant services of $3.2 million.  Non-interest expenses are down for the periods presented primarily due to a reduction OREO related expenses as well as decreases in staffing expenses.

Net Interest Income / Net Interest Margin

Net interest income was lower on linked-quarter basis due to lower earning assets and reduced deposit balances.  The NIM was 3.51% for the third quarter of 2010 compared to 3.60% for the linked-quarter and 3.13% for the year-ago period.  The linked-quarter decline was mainly due to decreases in loans fees and lower rates on short term interest bearing deposits (including FRB balances held for liquidity purposes). The overall cost of funds was down to 1.24% for the quarter ended September 30, 2010 compared to 1.55% for the year-ago quarter. Interest bearing balances held for liquidity purposes with the Federal Reserve Bank reduced the margin by approximately 52 basis points because earnings were below cost of funds.  In addition, the NIM for the quarter ended September 30, 2010 was affected by approximately 7 basis points due to interest reversals on loans placed into a non-performing status.

Yields on earning assets during the third quarter of 2010 were 4.86% compared to 4.97% for the linked-quarter and 4.72% for the third quarter of 2009.  The decline in yields is mainly a result of declining market rates as well as the effect of interest forgone and reversed on non-performing loans. The average rate paid on interest bearing liabilities for the quarter ended September 30, 2010 was 1.52% compared to 1.55% for the linked-quarter and 1.91% for the third quarter of 2009.

Components of Net Interest Margin

The following table sets forth for the quarters ended September 30, 2010 and 2009 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended			Quarter ended
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$123,365	$1,288	4.14%	$101,558	$1,229	4.80%
Non-taxable securities	1,807	17	3.73%	3,566	34	3.78%
Interest bearing balances due from other banks	227,726	139	0.24%	347,880	219	0.25%
Federal funds sold	3,014	1	0.13%	3,919	1	0.10%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	1,317,509	19,185	5.78%	1,734,611	24,608	5.63%
Total earning assets/interest income	1,683,893	20,630	4.86%	2,202,006	26,091	4.70%
Reserve for loan losses	(56,253)			(58,589)
Cash and due from banks	95,606			40,790
Premises and equipment, net	36,104			38,492
Bank-owned life insurance	33,637			33,615
Accrued interest and other assets	75,306			110,247
Total assets	$1,868,293			$2,366,561

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$638,025	1,101	0.68%	$756,852	1,891	0.99%
Savings deposits	31,053	22	0.28%	33,433	18	0.21%
Time deposits	528,571	2,789	2.09%	729,951	4,647	2.53%
Other borrowings	302,500	1,827	2.40%	314,801	2,261	2.85%
Total interest bearing liabilities/interest expense	1,500,149	5,739	1.52%	1,835,037	8,817	1.91%
Demand deposits	328,130			415,544
Other liabilities	27,571			12,560
Total liabilities	1,855,850			2,263,141
Stockholders' equity	12,443			103,420
Total liabilities and stockholders' equity	$1,868,293			$2,366,561

Net interest income		$14,891			$17,274

Net interest spread			3.34%			2.79%

Net interest income to earning assets			3.51%			3.11%

(1)	Average non-accrual loans included in the computation of average loans was approximately $134.6 million for 2010 and $164.9 million for 2009.
(2)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.4 million in 2010 and $0.7 million in 2009.
(3)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2010, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended
	September 30, 2010 vs. 2009
	Total	Volume	Rate
Interest income:
Interest and fees on loans	$(5,528)	$(5,942)	$414
Investments and other	(51)	160	(211)
Total interest income	(5,579)	(5,782)	203
Interest expense:
Interest bearing demand	(790)	(297)	(493)
Savings	5	(1)	6
Time deposits	(1,858)	(1,297)	(561)
Other borrowings	(435)	(99)	(336)
Total interest expense	(3,078)	(1,694)	(1,384)
Net interest income	$(2,501)	$(4,088)	$1,587

Loan Loss Provision

The loan loss provision for the nine months ended September 30, 2010 was $19.0 million and for the quarter ended September 30, 2010 was $3.0 million, as compared to $85.0 million and $22.0 million for the nine-month and three-month periods, respectively, a year ago.  The decreases in 2010 were primarily due to stabilizing credit quality profile and lower absolute and relative charge-offs than in the prior periods.  Last year the Company’s adverse trend in NPA’s peaked in March 2009.  Since that time both the frequency and severity of charge-offs has abated somewhat.

As of September 30, 2010, the Bank is maintaining its level of reserves for credit losses (reserve for loan losses and loan commitments) of approximately $52 million or 4.11% of gross loans, down slightly from 4.28% for the linked-quarter, but comparable to the balance of reserves for the amended periods of December 31, 2009 and March 31, 2010 of 3.83% and 4.16%, respectively.  In addition, the Bank has maintained solid levels of pooled and unallocated reserves in consideration of qualitative factors including the continued uncertainty of the economic environment.  The level of reserve for loan losses is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies - Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.  There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-Interest Income

Non-interest income as reported for the nine and three months ended September 30, 2010, decreased 45.0% and 63.4%, respectively, compared to the year ago periods. However, the prior year periods included a one-time gain on the sale of business merchant services of $3.2 million and when adjusted out the decreases in non-interest income for the nine months and three months ended September 30, 2010 are 33.0% and 38.8%, respectively. The adjusted decreases are generally a function of slowing economic activity affecting service charge revenue, net mortgage revenue and a decrease in card issuer and merchant services fees.  Service charges were down $1.6 million and $0.8 million for the nine-month and three-month periods primarily due to less usage of overdraft protection while  net mortgage revenue was off $2.3 million year-to-date due to a decrease in mortgage originations of 86.3% compared to the same period in 2009.

Non-Interest Expense

Non-interest expense decreased 19.1% and 33.2% for the nine and three months ended September 30, 2010, respectively.  The 2010 decreases are primarily due to a reduction in salaries and employee benefits expense of 12.0% year-to-date and lower costs and valuation adjustments to OREO for both the nine month and three month periods of 2010 compared to the same periods a year ago.  OREO costs for the nine months ended September 30, 2010 were $5.2 million compared to $6.7 million for the year-ago period.

Income Taxes

During the three months ended September 30, 2010 the IRS commenced a required examination of the Company’s 2009 tax year and December 31, 2009 income tax receivable of $43.3 million.  In connection therewith and in completion of the 2009 income tax examination, the Company settled with the IRS’ field examiner and recorded a provision for income taxes of $1.1 million for the three months ended September 30, 2010. The provision for income taxes of $0.5 million for the nine months ended September 30, 2010 also reflects adjustments to the 2009 income tax receivable.  During the three month and nine month periods ended September 30, 2009, the Company recorded income tax benefits of $9,744 and $31,367, respectively, as management believed at that time that it was more likely than not that such benefits would be received.  Effective December 31, 2009, management determined that there should be a 100% valuation allowance against the Company’s net deferred tax assets.

As of September 30, 2010, the Company maintained a valuation allowance of $37.4 million against the deferred tax asset balance of $36.3 million, for a net deferred tax credit of $1.1 million. This amount represented a $0.1 million increase from year-end 2009 due to an increase in gross unrealized gains in the Company’s investment portfolio during the nine months ended September 30, 2010. The Company’s future net deferred tax asset or liability will continue to be impacted by changes in the gross unrealized gains/losses on the Company’s investment portfolio. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Financial Condition

Balance Sheet Overview

As compared to year-end 2009 total assets have declined to $1.8 billion at September 30, 2010 mainly because of continued reduction in loan portfolio.  Total deposits are similarly lower due to the combination of adverse customer effects of current economic conditions and some migration to too-big-to-fail banks due to uncertainty.  Time deposits are down mainly as a result of a decrease in brokered deposits of $116.5 million since year-end that have been partially offset with an increase in internet deposits.  Cash and cash equivalents were $331.7 million or 18.1% of total assets at September 30, 20109. Total loans have been reduced by $271.0 million as compared to year-end 2009.  The reduction in loan balances has resulted in lower credit risk exposure and has helped to support the Bank’s regulatory capital ratios.  Net charge-offs of $26.1 million for the nine months ended September 30, 2010, also contributed to the overall reduction in loan balances.

The Company had no material off balance sheet derivative financial instruments as of September 30, 2010 and December 31, 2009.

Capital Resources

The Company’s total stockholders’ equity at September 30, 2010 was $8.8 million, a decrease of $14.5 million from December 31, 2009.  The decrease primarily resulted from a net loss for the nine months ended September 30, 2010.

Bank level equity was approximately $77.8 million at September 30, 2010.  This is mainly because regulatory calculations give different treatment to the $66.5 million in Trust Preferred debt.  In that regard, among the corrective actions required under the Order, are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order.  As of September 30, 2010 and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.  At September 30, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.34%, 0.45% and 0.90%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.91%, 5.24% and 6.53%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” As discussed elsewhere in this report, as of September 30, 2010 and through the date of this report, the Bank has failed to meet this requirement of the Order.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2010, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at September 30, 2010 and December 31, 2009 is included in the following table (dollars in thousands):

	September 30, 2010	December 31, 2009

Commitments to extend credit	$177,888	$253,362
Commitments under credit card lines of credit	26,325	28,455
Standby letters of credit	3,384	6,932

Total off-balance sheet financial instruments	$207,597	$288,749

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

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  To build contingent liquidity in response to challenging market conditions, the Bank has worked to stabilize and retain local deposits, accessed internet listing service deposits, and reduced its loan balances.  At September 30, 2010, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $289.0 million compared to $314.6 million at December 31, 2009.  Because of the economic downturn, the condition of the Bank and other uncertainties no assurance can be given as to the Company’s ability to maintain sufficient liquidity.

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

The Bank augments core deposits with wholesale funds.  The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits.  At September 30, 2010 the Company did not have any brokered deposits compared to $116.5 million at December 31, 2009.  Local relationship based reciprocal CDARS deposits which are also technically classified as brokered deposits totaled $7.9 million at September 30, 2010, down from $47.3 million at December 31, 2009.  At September 30, 2010 internet sourced deposits were approximately $283.3 million compared to $195.1 million at year-end 2009. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.

On April 19, 2010 the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes established a maximum aggregate balance of 100% of the Bank’s net worth for Oregon public fund deposits for banks whose regulatory capital ratios are less than that required to be categorized “adequately capitalized”.  The statute does not require divestiture but restricts a bank in this circumstance from accepting additional public funds where such deposit would cause aggregate balances to exceed 100%.  On September 29, 2010, the Bank received notification from the Oregon State Treasury that it had failed to comply with the statute within the 90-day period provided.  Therefore, the Bank was required to reduce its aggregate Oregon Public Fund balances to a level below 100% of the Bank’s net worth by October 1, 2010.  Accordingly, the Bank reduced its aggregate Oregon Public Fund balances to a level below 100% of the Bank’s net worth on October 1, 2010, achieving compliance with the statute.  The Bank will continue to accept public deposits and operate in compliance with this statute.

The Bank also utilizes borrowings and lines of credit as sources of funds.  At September 30, 2010, the FHLB had extended the Bank a secured line of credit of $325.8 million (17% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2010, the Bank had qualifying collateral pledged for FHLB borrowings totaling $297.8 million which was largely utilized by approximately $195.0 million in secured borrowings and $98 million FHLB letter of credit used for collateralization of Oregon public deposits held by the Bank.  At September 30, 2010, the Bank also had undrawn borrowing capacity at FRB of approximately $54.4 supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion.  Also, FRB or FHLB could restrict or limit our access to secured borrowings.  As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

In 2008, TLGP was established under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of notes under the TLGP.  The issuance included $16 million floating rate and $25 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit.  At September 30, 2010, the Bank had approximately $207.6 million in outstanding commitments to extend credit, compared to approximately $288.7 million at year-end 2009. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash.  This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of September 30, 2010, unpledged investments totaled approximately $47.9 million.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank.  Such dividends arise from the cash flow and earnings of the Bank.  Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to Bancorp.  Pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008.  We do not expect the Bank to pay dividends to Bancorp for the foreseeable future. Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities.  Payment of dividends is also restricted by state and federal regulators (see Note 14 of accompanying condensed consolidated financial statements).  As of September 30, 2010, Bancorp had $66.5 million of TPS outstanding with a weighted average interest rate of 2.04%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of September 30, 2010, accrued dividends were $3.2 million. Bancorp does not expect to pay any dividend for the foreseeable future.

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

Refer to the disclosures of market risks included in Item 7A Quantitative and Qualitative Disclosures about Market Risks in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As a result of the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2009 and the condensed consolidated financial statements as of and for the three months ended March 31, 2010 arising from additional information received from banking regulators in connection with our estimated reserve for loan losses, a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision of the Audit Committee of the Board and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation which was performed using the COSO framework, the Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures are not effective as of September 30, 2010, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting specifically with respect to our estimate of the reserve for loan losses.

Remediation Steps to Address Material Weakness

Management previously disclosed a material weakness in internal control over financial reporting in its quarterly report on Form 10-Q for the quarter ended June 30, 2010, specifically with respect to our estimate of the reserve for loan losses. During the third quarter of 2010, management continued to refine and enhance its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio and the Company has also engaged the assistance of external independent consulting resources to assist with these revisions and enhancements.  Management anticipates evaluating and testing the refined and enhanced model of calculating the Company’s reserve for loan losses during the remainder of 2010. As of the date of this quarterly report for September 30, 2010, management believes that the reserve for loan losses is appropriately stated and that additional refinements and testing will occur in Q4 to fully remediate the material weakness.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 18, 2010, the Bank was sued in an asserted class action lawsuit, Russell Firkins & Rena Firkins v. Bank of the Cascades, Case No. 1:10-cv-414-BLW in the United States District Court for the District of Idaho.  The lawsuit alleges that, in 2004, the Bank’s predecessor (Farmers and Merchants Bank), acting as trustee under three similar trust indentures, inappropriately disbursed the proceeds of three bond issuances, supposedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million.  Recovery is sought on theories of breach of the indentures, breach of fiduciary duty, and conversion.  The lawsuit is in its initial stages and the class has not been certified. While the outcome of this proceeding cannot be predicted with certainty, based on management's review, management believes that the lawsuit is without merit and plans to vigorously pursue its defenses.  Management also believes that if any liability were to result, it would not have a material adverse effect on the Company's consolidated liquidity, financial condition or results of operations.

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

Risks Related to Our Business

The Bank was issued a regulatory order from the FDIC and the DCFS which prohibits the Bank from paying dividends to the Company without the consent of the FDIC and the DFCS and places other limitations and obligations on the Bank.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its Reserve for Loan Losses is maintained at an appropriate level. While the Bank successfully completed several of the measures under the Order as of September 30, 2010, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of September 30, 2010, and through the date of this report, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has not been met.

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

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the date of the Order to no more than 75% of capital. As of September 30, 2010, and through the date of this report, the requirement that the amount of classified loans as of the date of the Order be reduced to no more than 75% of capital has not been met. However, as required by the Order, all assets classified as “Loss” in the Bank’s report of examination from February 2009 (the “ROE”) have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. At September 30, 2010, the Bank’s primary liquidity ratio was 26.32%.

The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. In order for the Bank to meet the 10% capital requirement of the Order, as of September 30, 2010, the Bank is targeting a minimum of approximately $150 million of additional equity capital. The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively pursue and evaluate opportunities to raise capital, there can be no assurance that such efforts will be successful or that the Bank’s plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires the Company to take certain measures to improve its safety and soundness. Under the Written Agreement, the Company is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009, and as of September 30, 2010, and through the date of this report the Company is in compliance with the terms of the Written Agreement with the exception of requirements tied to or dependent upon execution of a capital raise.

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

At September 30, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.34%, 0.46% and 0.91%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 3.91%, 5.24% and 6.53%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized.” Regulatory benchmarks for an “adequately-capitalized” designation are 4%, 4% and 8% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned above, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized.” We can provide no assurances that we will be able to raise additional capital in the foreseeable future given the present condition of financial markets. If we fail to raise additional capital or take other measures that will cause our regulatory capital levels to increase, regulators may take additional measures that could include receivership or a forced divestiture of our assets and deposits. Any such measures, if taken, may have a material adverse effect upon the value of our common stock.

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

The effects of the severe economic contraction caused the Company to incur net losses for the years ended December 31, 2009 and 2008 and the nine months ended September 30, 2010. The Company and the Bank do not currently meet the definition of an “adequately capitalized institution” and are thus operating under significant regulatory restrictions including a requirement to achieve certain capital requirements, enhance liquidity and improve the credit quality of the Bank’s assets. In response, the Company has implemented plans to meet the requirements of the August 27, 2009 agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness (the Order) including an ongoing effort to raise capital. Additional plans and actions to preserve existing capital and to conserve liquidity include (1) improve asset quality and reduce non performing asset totals; (2) reduce loan portfolio totals and thereby reduce required capital; (3) retain core deposits while reducing brokered deposits; and (4) continued reduction of discretionary expenses.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates. The current downturn in the economy and declining real estate values have had a direct and adverse effect on the financial condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Bank’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences have experienced reduced ability to service their loan obligations and the market value of underlying collateral has decreased dramatically. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company, leading to a net loss for 2008 and 2009 and the nine months ended September 30, 2010. During 2010 the level of impaired loans has declined, as has the pace of charge-offs and provisioning expense leading to a reduced loss of for the year to date.  However, no assurance can be given that such trends will continue.

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

Approximately 72% of the Bank’s loan portfolio at September 30, 2010 consisted of loans secured by real estate located in Oregon and Idaho. Declining real estate values and a severe constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially. During 2008 and 2009, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in our residential real estate portfolio. We will see a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. Additionally, if real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than we expect and our financial condition and results of operations would be adversely impacted.

In addition, the Bank’s loans in other real estate portfolios including commercial construction and commercial real estate have experienced and are expected to continue to experience reduced cash flow and reduced collateral value. Approximately 53% of the Bank’s loan portfolio at September 30, 2010, consisted of loans secured by commercial real estate. Nationally, delinquencies in these types of portfolios are increasing significantly. While our portfolios of these types of loans have not been as adversely impacted as residential loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations.

The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect our results of operations.

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the reserve for loan losses. Increases in nonperforming loans have a significant impact on our reserve for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets we serve.

On August 3, 2010, the Company determined that it would restate its audited consolidated financial statements as of and for the year ended December 31, 2009. This restatement was related to an examination by banking regulators of the Bank that commenced on March 15, 2010.  In connection with the examination the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio.  As a result of the restatement, the December 31, 2009 reserve for loan losses increased to $58.6 million from the previously reported $37.6 million.  The loan loss provision for the year ended December 31, 2009 increased from $113.0 million to $134.0 million.  Our reserve for loan losses was 39.8% and 26.9% of NPA’s at September 30, 2010 and 2009, respectively.

If real estate markets deteriorate further, we expect that we may continue to experience increased delinquencies and credit losses. While economic conditions have stabilized on a national level, conditions could worsen, potentially resulting in higher delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses or that our regulators will not require us to make further increases to our reserve for loan losses. Additional provision for loan losses or charge-off of loans could adversely impact our results of operations and financial condition.

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

Additionally, banking regulators, as an integral part of their supervisory function, periodically review our reserve for credit losses. As a result of an examination by banking regulators of the Bank that commenced on March 15, 2010, the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio. As a result of the additional information provided by regulators, on August 3, 2010, the Company determined that it would restate its audited consolidated financial statements as of and for the year ended December 31, 2009. As a result of the restatement, the December 31, 2009 reserve for loan losses increased to $58.6 million from the previously reported $37.6 million. The loan loss provision for the year ended December 31, 2009 increased from $113.0 million to $134.0 million. Our regulators may require us to increase the reserve for credit losses in the future which could have a negative effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. Our primary funding source is commercial and retail deposits of our customers, brokered deposits, advances from the FHLB, FRB discount window and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future depending on adverse results of operations, financial condition or capital ratings or regulatory restrictions. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. At the onset of the economic downturn in 2007 and through 2008 and early 2009 core deposits declined because customers in general experienced reduced funds available for core deposits. As a result, the amount of our wholesale funding increased. Core deposits stabilized in late 2009, and the Company has established a significant liquidity reserve as of September 30, 2010. However, our ability to borrow or attract and retain deposits in the future could be adversely affected by our financial condition, regulatory restrictions, or impaired by factors that are not specific to us, such as FDIC insurance changes including the expiration of TAG program, or further disruption in the financial markets or negative views and expectations about the prospects for the banking industry. We are presently restricted from accepting additional brokered deposits, including the Bank’s reciprocal Certificate of Deposit Account Registry Service (“CDARs”) program. As of September 30, 2010, we had no outstanding brokered deposits.

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

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. At September 30, 2010, we had OREO with a carrying value of $48.0 million relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on our results of operations and financial condition.

The Company is not in compliance with certain continued listing requirements of the NASDAQ Stock Market.

On June 16, 2010, the Company received a letter from NASDAQ advising the Company that it had not regained compliance with Rule 5550(a)(2) of the NASDAQ Marketplace Rules with respect to the minimum bid price requirement of $1.00 per share as required by the notice letter from The NASDAQ Stock Market received by the Company on December 17, 2009.  As a result, The NASDAQ advised the Company that it is not eligible for an additional 180 calendar day compliance period.

A NASDAQ appeal hearing was held on July 22, 2010 and on September 8, 2010 the Company was notified that the request to remain listed on the NASDAQ Stock Market was granted, subject to certain conditions. The Panel granted the full extent of its exception authority, to December 13, 2010, by which time the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  A failure to regain compliance with The NASDAQ listing rules will have a material adverse impact on the liquidity of the Company’s common stock, as well as on the Company’s financial condition.

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

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. As a result of the restatements of the Company’s consolidated financial statements as of and for the year ended December 31, 2009 and the condensed consolidated financial statements as of and for the three months ended March 31, 2010 arising from additional information received from banking regulators in connection with our estimated reserve for loan losses, a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of June 30, 2010, under the supervision of the Audit Committee of the Board and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation which was performed using the COSO framework, the Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures are not effective as of September 30, 2010, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting specifically with respect to our estimate of the reserve for loan losses.  Management previously disclosed a material weakness in internal control over financial reporting in its quarterly report on Form 10-Q for the quarter ended June 30, 2010, specifically with respect to our estimate of the reserve for loan losses. During the third quarter of 2010, management continued to refine and enhance its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio and the Company has also engaged the assistance of external independent consulting resources to assist with these revisions and enhancements.  Management anticipates evaluating and testing the refined and enhanced model of calculating the Company’s reserve for loan losses during the remainder of 2010. As of the date of this quarterly report for September 30, 2010, management believes that the reserve for loan losses is appropriately stated and that additional refinements and testing will occur in Q4 to fully remediate the material weakness.

Cascade Bancorp relies on dividends from the Bank.

Cascade Bancorp is a separate legal entity from the Bank and substantially all of our revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations. In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditors. Because of the elevated credit risk and associated loss incurred in 2008 and 2009, regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, pursuant to the Order, the Bank is required to seek permission prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Cascade Bancorp for the foreseeable future. Cascade Bancorp does not expect to pay any dividends for the foreseeable future. Cascade Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. As of September 30, 2010, we had $66.5 million of TPS outstanding with a weighted average interest rate of 2.04%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of September 30, 2010, accrued dividends were $3.2 million. If the Bank is unable to pay dividends to Cascade Bancorp in the future, Cascade Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company sold its mortgage servicing asset and business because it no longer qualified as a FNMA designated mortgage loan seller or servicer as a result of the Bank’s capital ratios falling below contractual requirements.  The Company will originate mortgages for local customers on a fee for service basis only in the future.  The closing of such contracts will generally occur on the books of conduit lenders.  The Bank will no longer service loans under the FNMA designation.  Accordingly, the Bank’s mortgage income will be wholly dependent upon fees and costs incurred in the retail origination and sale of mortgages to wholesale investors.  The Bank’s mortgage income may be lower than prior periods, especially with the loss of ongoing mortgage servicing fee income.  This lower mortgage income may have a material adverse effect on the Company’s financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to engage in repurchase for the foreseeable future.  As of September 30, 2010, the Company was authorized to repurchase up to an additional 940,426 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Sixth Amendment to the Securities Purchase Agreement, dated August 15, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.
10.2	Sixth Amendment to the Securities Purchase Agreement, dated August 15, 2010, between the Company and BOTC Holdings LLC.
10.3
Seventh Amendment to the Securities Purchase Agreement, dated September 15, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.

10.4	Seventh Amendment to the Securities Purchase Agreement, dated September 15, 2010, between the Company and BOTC Holdings LLC.
10.5
Eighth Amendment to the Securities Purchase Agreement, dated September 28, 2010, between the Company and David F. Bolger, Two-Forty Associates, and The David F. Bolger 2008 Grantor Retained Annuity Trust.

10.6	Eighth Amendment to the Securities Purchase Agreement, dated September 28, 2010, between the Company and BOTC Holdings LLC.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date November 3, 2010	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO

Date November 3, 2010	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer