Form 10-K
period 2010-12-31
CASCADE BANCORP
filed 2011-03-15
CIK 865911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2010 (the last business day of the most recent second quarter) was $13,305,869 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 47,061,941 shares of no par value Common Stock on March 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its 2011 Annual Meeting of Shareholders to be held on April 25, 2011 are incorporated by reference in this Form 10-K in response to Part III, Items 9, 10, 11, 12 and 13.

CASCADE BANCORP

FORM 10-K
ANNUAL REPORT

i

PART I

ITEM 1.	BUSINESS

The disclosures in this Item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein or incorporated herein by reference.

Cascade Bancorp

The Company

Cascade Bancorp (NASDAQ: CACB), headquartered in Bend, Oregon and its wholly owned subsidiary, Bank of the Cascades (the “Bank”, and collectively referred to with Cascade Bancorp as “the Company” or “Cascade”), operates in Oregon and Idaho markets. Founded in 1977, the Bank offers full-service community banking through 32 branches in Central Oregon, Southern Oregon, Portland/Salem Oregon and Boise/Treasure Valley Idaho. At December 31, 2010, the Company had total consolidated assets of approximately $1.7 billion, net loans of approximately $1.2 billion and deposits of approximately $1.4 billion. Cascade Bancorp has no significant assets or operations other than the Bank.

Capital Raise Completed Subsequent to Year-end

In January 2011, the Company announced the successful completion of its $177.0 million capital raise (the “Capital Raise”). New capital investment proceeds in the amount of $166.2 million (net of estimated offering costs) were received on January 28, 2011, of which approximately $150 million has been contributed to the Bank. In addition, approximately $15.0 million of the Capital Raise proceeds were used to retire $68.6 million of the Company’s junior subordinated debentures and related accrued interest of $3.9 million (the “TPS Exchange”), resulting in an approximate $55.0 million pre-tax gain to be recorded in the first quarter of 2011. The effect of these transactions increases the Company’s and the Bank’s pro forma capital position to an amount in excess of “well capitalized” levels and substantially in excess of the capital levels required under the regulatory order discussed elsewhere in this report. The Bank’s December 31, 2010 pro forma total risk-based capital ratio is estimated at 18.3% and its Tier 1 leverage ratio is estimated at 12.0%.

The above events are substantial and material to the Company’s financial condition. However, they occurred after the December 31, 2010 date of the audited consolidated financial statements that accompany this report. Accordingly the financial effects of these subsequent events are not represented in the Company’s audited consolidated balance sheet, statement of operations or other related financial information contained in this report.

The following tables provide condensed consolidated un-audited pro forma financial information as of December 31, 2010, to illustrate the estimated impact on the consolidated balance sheet had the Capital Raise and concurrent gain on the retirement of our junior subordinated debentures and related accrued interest occurred on December 31, 2010:

	December 31, 2010
(dollars in thousands)	Actual	Subsequent Event		Pro Forma
Assets
Cash and cash equivalents	$271,264	$150,873	(A)	$422,137
Investments	116,816			116,816
Loans, net of reserve for loan losses	1,177,045			1,177,045
Other assets	151,333	(2,058	)(B)	149,275
Total assets	$1,716,458	$148,815		$1,865,273
Liabilities and Shareholders’ Equity
Deposits	$1,376,899	$—		$1,376,899
Junior subordinated debentures	68,558	(68,558	)(C)	—
Borrowings	236,000			236,000
Other liabilities	24,945	16,519	(D)	41,464
Total liabilities	1,706,402	(52,039)		1,654,363
Preferred stock	—			—
Common stock, no par value	160,316	166,175	(E)	326,491
Accumulated deficit	(151,608)	34,679	(D)	(116,929)
Accumulated other comprehensive income	1,348	—		1,348
Total shareholders’s equity	10,056	200,854		210,910
Total liabilities and shareholders’ equity	$1,716,458	$148,815		$1,865,273

(A)	Represents increase in cash and cash equivalents from proceeds of the Private Placement of $176.8 million, net of direct expenses of $10.6 million and extinguishment of debt and accrued interest of $15.3 million as part of the TPS Exchange.
(B)	Direct Company investment in trust preferred securities (“TPS”) retired as part of the TPS Exchange.
(C)	TPS retired as part of exchange transaction.
(D)	TPS Exchange pretax gain of $54.9 million ($33.0 net of tax); includes $21.9 million tax payable on TPS Exchange gain; less $3.7 million TPS interest accrued not paid; and other related adjustments.
(E)	Proceeds from the issuance and sale of 44,193,750 shares of common stock to the investors at a price of $4.00 per share. The proceeds thereof are approximately $166.2 million after deducting underwriting fees and other expenses of $10.6 million related to the sale.

Regulatory Capital Ratios

The following provides unaudited pro forma information related to the Company’s and Bank’s regulatory capital ratios to illustrate the estimated impact of the Capital Raise on these ratios had the transaction occurred on December 31, 2010. This pro forma information assumes the Company down-streamed approximately $150 million of the net proceeds from the Capital Raise to the Bank in the form of Tier I capital.

	Regulatory standard			December 31, 2010
Regulatory Capital Ratios	Adequately Capitalized	Well Capitalized		Actual	Pro forma
Company:
Leverage Ratio	4.0%	5.0%		0.4%	10.8%
Tier 1 Capital Ratio	4.0%	6.0%		0.5%	15.5%
Total Capital Ratio	8.0%	10.0%		1.1%	16.7%
Bank:
Leverage Ratio	4.0%	10.0	%(1)	4.3%	12.0%
Tier 1 Capital Ratio	4.0%	6.0%		5.7%	17.1%
Total Capital Ratio	8.0%	10.0%		6.9%	18.3%

(1)	Pursuant to the Order, in order to be deemed “well capitalized”, the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

Priorities

With the successful completion of the Capital Raise on January 28, 2011, the Company’s business strategies include: 1) operate in and expand into growth markets; 2) proactively monitor and manage performing and adversely risk rated loans to mitigate credit risk; 3) strive to recruit and retain the best relationship bankers in such markets; 4) consistently deliver the highest levels of customer service; and 5) apply state-of-the-art technology for the convenience of customers. Cascade’s mission statement is to “deliver the best in community banking for the financial well-being of customers and shareholders.”

The Company’s current priorities include; 1) stabilize and generate prudent loan portfolio growth given economic conditions 2) proactively monitor and manage performing and adversely risk rated loans to mitigate credit risk 3) stabilize and grow relationship deposits while reducing wholesale funding sources; 4) actively manage operating efficiency; and 5) retain high performing employees. Because of the uncertainties of the current economic climate and competitive factors, there can be no assurance that the execution of these priorities will be successful.

Business Overview

The United States economy has seemingly stabilized after several years of severe recession. However, business activity across a wide range of industries and regions is reduced, and many firms continue to struggle in the aftermath of the economic downturn. The Company’s primary markets of Idaho and Oregon have experienced significant declines in real estate values, and unemployment levels remain elevated. This economic adversity has had a direct and adverse effect on the financial condition and results of operations of the Company despite recent signs of stabilization. The Company and Bank are also operating under joint regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Bank of San Francisco (“FRB”) and State of Oregon banking authorities. Information about the regulatory agreements is provided under “Supervision and Regulation” below.

The Company’s original market is Central Oregon where in past years, according to the Environmental Systems Research Institute, Inc. and based primarily on U.S. Census data, population growth was due largely to in-migration of those seeking the quality of life offered by the region. The Company has grown with the community to a point of holding 20.00% deposit market share of the Central Oregon market as of June 30, 2010 (excluding broker and internet CDs). In addition, the Central Oregon market holds approximately 37.00% and 34.00%, respectively, of the Company’s loans and deposit balances at December 31, 2010. In past years, management has sought to augment its banking footprint by expanding into other attractive Northwest markets, including Northwest Oregon, Southern Oregon and Boise/Treasure Valley. At December 31, 2010, loans and deposits in the Northwest and Southern Oregon markets total a combined 37.00% and 23.00%, respectively of total Company balances. At December 31, 2010, the Company’s Idaho region branches held loans and deposits of approximately 24.00% and 23.00%, respectively, of total Company balances. This expansion furthered the diversification of the Company’s banking business into two states and multiple markets.

Subsidiaries

Bank of the Cascades

The Bank is an Oregon state chartered bank, opened for business in 1977 and now operates 32 branches serving communities in Central, Southwest and Northwest Oregon, as well as in the greater Boise, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans, as well as consumer installment, line-of-credit, credit card, and home equity loans. Prior to April, 2010, the Bank originated and serviced residential mortgage loans that were typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides investment and trust related services to its clientele.

The principal office of the Bank is at 1100 NW Wall Street, Bend, Oregon 97701, 541-385-6205.

Cascade Bancorp Statutory Trusts I, II, III and IV

The Company has established four subsidiary grantor trusts, Cascade Bancorp Statutory Trusts I, II, III and IV, for the purpose of issuing TPS and common securities. In connection with the Capital Raise discussed elsewhere in this report, the Company exchanged the TPS for senior notes in the aggregate principal amount of $13.3 million, representing 20.00% of the original balance of the TPS. The notes were then extinguished using a portion of the proceeds of the Capital Raise.

Employees

The Company views its employees as an integral resource in achieving its strategies and long-term goals, and considers its relationship with its employees to be strong. Cascade Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Bank had 432 full-time equivalent employees as of December 31, 2010, down from 482 at the prior year-end. This modest decrease primarily resulted from attrition of non-essential staff positions and realignment of positions to respond to current market conditions.

Executive Officers of the Registrant

The names, ages, and positions of the current executive officers of Bancorp as of December 31, 2010 are listed below.

Officer’s Name	Age	Position
Patricia Moss	57	President and CEO of Cascade Bancorp since 1998. CEO of Bank of the Cascades since 1998.
Michael Delvin	62	Executive Vice President and Chief Operating Officer of Cascade Bancorp since 1998 and President and Chief Operating Officer of Bank of the Cascades since 2004.
Gregory Newton	59	Executive Vice President, Chief Financial Officer and Secretary of Cascade Bancorp and Bank of the Cascades since 2002.
Peggy Biss	53	Executive Vice President, Chief Human Resources Officer of Cascade Bancorp and Bank of the Cascades since 2002.
Michael Allison	54	Executive Vice President and Chief Credit Officer of Cascade Bancorp and Bank of the Cascades since 2009.

Risk Management

The Company has risk management policies with respect to identification, assessment, and management of important business risks. Such risks include, but are not limited to, credit quality and loan concentration risks, liquidity risk, interest rate risk, economic and market risk, as well as operating risks such as compliance, disclosure, internal control, legal and reputation risks. The Board of Directors and related committees review and oversee policies that specify various controls and risk tolerances.

Credit risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes to identify and manage loan portfolio concentrations. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding its loan and investment activities. Historically, the Company has utilized borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle (“FHLB”) and the FRB to augment its liquidity. However, pursuant to the terms of the regulatory order and the written agreement described elsewhere in this report, the Company is presently restricted from renewing brokered deposits. Consequently, prior to the Capital Raise, the Company had been reducing its loan portfolio and managing core deposits to mitigate liquidity risk.

Operating related risks are managed through implementation of and adherence to a system of internal controls. Key control processes and procedures are subject to internal and external testing in the course of internal audit and regulatory compliance activities, and the Company is subject to the requirements of Sarbanes Oxley Act of 2002. The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates The Company strives to augment and enhance its risk management strategies and processes as prudent and appropriate in managing the wide range of risks inherent in its business. However, there can be no assurance that such strategies and processes will detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.

Competition

Commercial and consumer banking in Oregon and Idaho are highly competitive businesses. The Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial service providers. In addition to price competition for deposits and loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience, as well as competition in fees and service charges. Improvements in technology, communications and the internet have intensified delivery channel competition. Competitor behavior may result in heightened competition for banking and financial services and thus may affect future profitability.

The Bank competes for customers principally through the effectiveness and professionalism of its bankers and its commitment to customer service. In addition, it competes by offering attractive financial products and services, and by the convenient and flexible delivery of those products and services. The Company believes its community banking philosophy, technology investments and focus on small and medium-sized business, and professional and consumer accounts, enables it to compete effectively with other financial service providers in its markets. In addition, the Company’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To compete for larger loans, the Bank may participate loans to other financial institutions for customers whose borrowing requirements exceed the Company’s internal lending limits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At December 31, 2010 and 2009, the Company and the Bank did not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations. However, as a result of the successful completion of the Capital Raise on January 28, 2011, the Bank’s pro forma capital ratios were in excess of those required under the regulatory benchmarks for a “well-capitalized” institution.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and to assure that its reserve for loan losses is maintained at an appropriate level.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well capitalized” bank, including a Tier 1 leverage ratio of at least 10.00% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2010 the requirement relating to increasing the Bank’s Tier 1 leverage ratio had not been met. However, the Bank’s pro forma Tier 1 leverage ratio shows 12.0% as of December 31, 2010, assuming the Capital Raise occurred on that date, which meets the requirements for a “well-capitalized” bank under the Order.

The Order further requires the Bank to ensure that the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75.00% of capital. As of December 31, 2010 the requirement that the amount of classified loans as of the ROE be reduced to no more than 75.00% of capital had not been met. However, as of the date of this report, the Bank has met this requirement of the Order. In addition, as required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

Pursuant to the Order, the Bank must also maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15.00%. At December 31, 2010, the Bank’s primary liquidity ratio was 23.34%.

In addition, pursuant to the Order, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its Board or to employ any new senior executive officer. Under the Order, the Bank’s Board must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Order also restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

Although the Company successfully completed the Capital Raise on January 28, 2011, the Order remains in place until lifted by the FDIC and DFCS and, therefore, the Bank remains subject to the requirements and restrictions set forth therein.

On October 26, 2009, the Company entered into a written agreement with the Federal Reserve Bank (the “FRB”) and DFCS (the “Written Agreement”), which requires the Bank to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bank is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009, and as of December 31, 2010, the Company failed to meet the requirements of the Written Agreement tied to increasing capital. However, as of the date of this report, management believes that the Company is in compliance with all of the terms of the Written Agreement.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, from availing themselves of such preemption.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•	Require financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.
•	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.
•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.
•	Implement corporate governance revisions, including those with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.
•	Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
•	Increase the authority of the Federal Reserve to examine non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

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

The Act requires every bank holding company to obtain the prior approval of the FRB before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5.00% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantial anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

With certain exceptions, the Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5.00% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

State Regulations Concerning Cash Dividends

The principal source of Bancorp’s cash revenues have been provided from dividends received from the Bank. The Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Because of the elevated credit risk and associated losses incurred in 2008 and 2009, the Company suspended payment of cash dividends beginning in the fourth quarter of 2008. Meanwhile, regulators have required the Company to seek permission prior to payment of dividends on common stock or on Trust Preferred Securities. In addition, under the Order, the Bank is required to seek permission prior to payment of cash dividends from the Bank to Bancorp.

Federal and State Bank Regulation

The Bank is a FDIC insured bank which is not a member of the Federal Reserve System, and is subject to the supervision and regulation of the DFCS and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

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

Bancorp, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.00% and 8.00%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.00% and 10.00%, respectively, on a risk-adjusted basis.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.00% for financial holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and national banks are required to maintain a minimum leverage ratio of 4.00%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%. The FDIC has advised the Bank that a minimum leverage ratio of 10.00% was required to be maintained within 150 days of the Order in order for the Bank to be considered “well-capitalized” for regulatory purposes. As of December 31, 2010, this requirement had not been met. However, with the closing of the Capital Raise on January 28, 2011, pro forma capital ratios for the Bank exceeded requirements of the Order and “well-capitalized” benchmarks.

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

On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date. As of December 31, 2010, there has been no international agreement under the Treasury Policy Statement.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.00% and 8.00%, respectively.

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

Final provisions to the Basel Committee’s proposal are expected to be implemented by December 31, 2012. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) ”well-capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, and a leverage ratio of 5.00% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

(ii) ”adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater, and a leverage ratio of 4.00% or greater and is not “well-capitalized”; (iii) ”undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 4.00% or a leverage ratio of less than 4.00%; (iv) ”significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a leverage ratio of less than 3.00%; and (v) ”critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.00% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

At December 31, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.41%, 0.54% and 1.07%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.31%, 5.66% and 6.94%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized” or the requirements under the Order. Regulatory benchmarks for an “adequately-capitalized” designation are 4.00%, 4.00% and 8.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as a result of the closing of the Capital Raise on January 28, 2011, pro forma capital ratios for the Bank exceeded requirements of the Order and “well-capitalized” benchmarks.

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

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

Pursuant to EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 per depositor through December 31, 2013. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also provides unlimited deposit insurance for non-interest bearing transaction accounts through December 31, 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC also implemented the Temporary Liquidity Guarantee Program (“TLGP”) which insured all deposits held in non-interest bearing transactional accounts regardless of amount for a fee. The TLGP applied to all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. The Bank chose to participate in the FDIC’s TLGP; however, this program expired on December 31, 2010. In July 2010, the Dodd-Frank Act was enacted which provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years.

All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The FDIC stated that the prepayment requirement was a result of a negative balance in the DIF. The Bank did not make this prepayment as the FDIC did not require the Bank to do so. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forego this increase under a new DIF restoration plan adopted in October 2010.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the TLGP. The TLGP was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.50% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Before making an investment decision investors should carefully consider the specific risks detailed in this section and other risks facing the Company including, among others, those certain risks, uncertainties and assumptions identified herein by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations and other risks described in this Annual Report on Form 10-K, the information in Part I, Item 1 “Business,” Part II, Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s cautionary statements as to “Forward-Looking Statements” contained therein.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and to assure that its reserve for loan losses is maintained at an appropriate level.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well capitalized” bank, including a Tier 1 leverage ratio of at least 10.00% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2010 the requirement relating to increasing the Bank’s Tier 1 leverage ratio had not been met. However, as a result of the Capital Raise, as of the date of this report, the Bank’s pro forma Tier 1 leverage ratio is 11.97%, which meets the requirements for a “well-capitalized” bank under the Order.

The Order further requires the Bank to ensure that the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75.00% of capital. As of December 31, 2010, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75.00% of capital had not been met. However, as of the date of this report, the Bank has met this requirement of the Order. In addition, as required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

Pursuant to the Order, the Bank must also maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15.00%. At December 31, 2010, the Bank’s primary liquidity ratio was 23.34%.

In addition, pursuant to the Order, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its Board or to employ any new senior executive officer. Under the Order, the Bank’s Board must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities.

Although the Company successfully completed the Capital Raise on January 28, 2011, the Order has not been lifted by the FDIC and DFCS and, therefore, the restrictions of the Order remain in place. These restrictions include restrictions on the Bank’s ability to take certain actions without the consent of the FDIC and the DFCS, including paying cash dividends. There can be no assurances that the Order will be lifted in a timely manner, or at all.

On October 26, 2009, the Company entered into a written agreement with the Federal Reserve Bank (the “FRB”) and DFCS (the “Written Agreement”), which requires the Bank to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bank is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009, and as of December 31, 2010 and through the date of this report, management believes that the Company is in compliance with the terms of the Written Agreement.

The Company may continue to be adversely affected by current economic and market conditions.

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. Since mid-2007, the country has experienced a significant economic downturn. Business activity across a wide range of industries and regions has been negatively impacted and local governments, and many businesses are being challenged due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly in Idaho and Oregon, and may remain elevated for some time.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates. The current downturn in the economy and declining real estate values has had a direct and adverse effect on the financial condition and results of operations for the Company. This is particularly evident in the residential land development and residential construction segments of the Bank’s loan portfolio. Developers or home builders whose cash flows are dependent on sale of lots or completed residences have experienced reduced ability to service their loan obligations and the market value of underlying collateral has decreased dramatically. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company, leading to a net loss for 2008, 2009 and 2010. During 2010, the level of impaired loans declined, as did the pace of charge-offs and provisioning expense leading to a smaller net loss for the year ended December 31, 2010. However, no assurance can be given that such trends will continue.

The Company has a significant concentration in real estate lending. The sustained downturn in real estate within the Company’s markets has had and is expected to continue to have a negative impact on the Company.

Approximately 73.00% of the Bank’s loan portfolio at December 31, 2010 consisted of loans secured by real estate located in Oregon and Idaho. Declining real estate values and a severe constriction in the availability of mortgage financing have negatively impacted real estate sales, which has resulted in customers’ inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially. During 2008, 2009 and 2010, the Company experienced significant increases in non-performing assets relating to its real estate lending, primarily in its residential real estate portfolio. The Company will experience a further increase in non-performing assets if more borrowers fail to perform according to loan terms and if the Company takes possession of real estate properties. Additionally, if real estate values continue to further decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. If any of these effects continue or become more pronounced, loan losses will increase more than the Company expects and the Company’s financial condition and results of operations would be adversely impacted.

In addition, the Bank’s loans in other real estate portfolios including commercial construction and commercial real estate have experienced and are expected to continue to experience reduced cash flow and reduced collateral value. Approximately 55.00% of the Bank’s loan portfolio at December 31, 2010, consisted of loans secured by commercial real estate. Nationally, delinquencies in these types of portfolios are increasing significantly. While the Company’s portfolios of these types of loans have not been as adversely impacted as residential loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly and may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial conditions and results of operations.

The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect the Company’s results of operations.

The Company maintains a reserve for credit losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the reserve for loan losses. Increases in nonperforming loans have a significant impact on the Company’s reserve for loan losses. Generally, the Company’s non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the markets the Company serves.

If real estate markets deteriorate further, the Company expects it that it may continue to experience increased delinquencies and credit losses. While economic conditions have stabilized on a national level, conditions could worsen, potentially resulting in higher delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses or that the Company’s regulators will not require the Company to make further increases to the Company’s reserve for loan losses. Additional provision for loan losses or charge-off of loans could adversely impact the Company’s results of operations and financial condition.

The Company’s reserve for credit losses may not be adequate to cover future loan losses, which could adversely affect its earnings.

The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in our portfolio. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as non-performing or potential problem loans. Estimation of the allowance requires us to make various assumptions and judgments about the collectability of loans in the Company’s loan portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of our borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet its financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the reserve is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company cannot be certain that it will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that have been identified. As a result, future increases to the reserve for credit losses may be necessary. Additionally, future increases to the reserve for credit losses may be required based on changes in the composition of the loans comprising our loan portfolio, deteriorating values in underlying collateral (most of which consists of real estate in the markets we serve) and changes in the financial condition of borrowers, such as those that may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the reserve for credit loss.

Additionally, banking regulators, as an integral part of their supervisory function, periodically review the Company’s reserve for credit losses. Our regulators may require the Company to increase its reserve for credit losses in the future which could have a negative effect on the Company’s financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. Our primary funding source is commercial and retail deposits of our customers, brokered deposits, advances from the FHLB, FRB discount window and other borrowings to fund our operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future depending on adverse results of operations, financial condition or capital ratings or regulatory restrictions. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. At the onset of the economic downturn in 2007 and through 2008 and early 2009, core deposits declined because customers in general experienced reduced funds available for core deposits. As a result, the amount of our wholesale funding increased. The Company has established a significant liquidity reserve as of December 31, 2010; however, our ability to borrow or attract and retain deposits in the future could be adversely affected by our financial condition, regulatory restrictions, or impaired by factors that are not specific to us, such as FDIC insurance changes including the expiration of TAG program, or further disruption in the financial markets or negative views and expectations about the prospects for the banking industry. The Company is presently restricted from accepting additional brokered deposits, including the Bank’s reciprocal Certificate of Deposit Account Registry Service (“CDARs”) program. As of December 31, 2010, the Company had no outstanding brokered deposits.

The Bank’s primary counterparty for borrowing purposes is the FHLB, and liquid assets are mainly balances held at the FRB. Available borrowing capacity has been reduced as we drew on our available sources. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion, and the FRB or FHLB could restrict or limit our access to secured borrowings. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment. In addition, collateral pledged against public deposits held at the Bank has been increased under Oregon law to more than 110.00% of such balances. The Bank is a public depository and, accordingly, accepts deposit funds that belong to, or are held for the benefit of, the State of Oregon, political subdivisions thereof, municipal corporations and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The maximum liability is dependent upon potential changes in regulations, bank failures and the level of public fund deposits, all of which cannot be presently determined. Liquidity also may be affected by the Bank’s routine commitments to extend credit. These circumstances have the effect of reducing secured borrowing capacity.

There can be no assurance that our sources of funds will remain adequate for our liquidity needs, and we may be compelled to seek additional sources of financing in the future. There can be no assurance that additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or not available on reasonable terms to provide necessary liquidity, our financial condition, results of operations and future prospects could be materially adversely affected.

Real estate values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. At December 31, 2010, we had OREO with a carrying value of $39.5 million relating to loans originated in the raw land and land development portfolio and to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses, as we incur costs to manage and dispose of the properties. We expect that our earnings in 2011 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with OREO assets. We evaluate OREO property values periodically and write down the carrying value of the properties to the lesser of book or appraised value; net of selling costs. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in the Company’s consolidated statement of operations. Further write-downs on OREO or an inability to sell OREO properties could have a material adverse effect on the Company’s results of operations and financial condition.

The banking industry and the Company operate under certain regulatory requirements which undergo frequent and often significant changes and that are expected to further impair our revenues, operating income and financial condition.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by the DFCS, the FDIC, and the Federal Reserve. The regulations affect the Company’s and the Bank’s investment practices, lending activities, and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, could limit the products the Company and the Bank can offer or increase the ability of non-banks to compete and could adversely affect the Company in significant but unpredictable ways which in turn could have a material adverse effect on the Company’s financial condition or results of operations. Our compliance with these laws and regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. Failure to comply with these laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation which could have an adverse effect on the Company’s business and financial results.

The Bank’s deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. Either an increase in the risk category of the Bank, adjustments to the base assessment rates, and/or a significant special assessment could have a material adverse effect on the Company’s earnings

In February 27, 2009, the FDIC issued final rules revising the way the FDIC calculates federal deposit insurance assessment rates. Under the new rule, the initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points and the total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits.

Additionally, on May 22, 2009, the FDIC announced a final rule allowing the FDIC to impose special emergency assessments, of up to 5 basis points per quarter, if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. The Company is unable to predict the impact in future periods; including whether and when additional special assessments will occur. The Company also participates in the TLGP for noninterest-bearing transaction deposit accounts which runs through December 31, 2013. Beginning in 2010, participants were assessed at an annual rate of between 15 and 25 basis points on the amounts in the guaranteed accounts in excess of the amounts covered by the FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies as well.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. On August 3, 2010, the Company determined that it would restate its audited consolidated financial statements as of and for the year ended December 31, 2009 primarily related to the reserve for loan losses and loan loss provision. The restatement related to an examination by banking regulators of the Bank that commenced on March 15, 2010 and involves the reserve for loan losses and loan loss provision. In connection with the examination, the regulators provided additional information to the Company on July 29, 2010 which resulted in management refining and enhancing its model for calculating the reserve for loan losses by considering an expanded scope of information and augmenting the qualitative and judgmental factors used to estimate potential losses inherent in the loan portfolio. As of December 31, 2010, management has refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information, modifying its calculation of historical loss factors, and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio. However, a sufficient period of time subsequent to December 31, 2010 has not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively. There can be no assurance that our internal controls and procedures will not fail or be circumvented in the future.

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

Cascade Bancorp is a separate legal entity from the Bank and substantially all of our revenues are derived from Bank dividends. These dividends may be limited by certain federal and state laws and regulations. In addition, any distribution of assets of the Bank upon a liquidation or reorganization would be subject to the prior liens of the Bank’s creditors. Because of the elevated credit risk and associated losses incurred in 2008, 2009 and 2010, regulators have required the Company to seek permission prior to payment of dividends on common stock or on any Trust Preferred Securities. In addition, pursuant to the Order, the Bank is required to seek permission prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008 and deferred payments on its Trust Preferred Securities beginning in the second quarter of 2009. We do not expect the Bank to pay dividends to Cascade Bancorp for the foreseeable future. Cascade Bancorp does not expect to pay any dividends for the foreseeable future. If the Bank is unable to pay dividends to Cascade Bancorp in the future, Cascade Bancorp may not be able to pay dividends on its stock or pay interest on its debt, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Tax limitations applicable to the January 28, 2011 Capital Raise could result in permanent impairment of a material portion of deferred tax assets and/or limit deductibility of certain losses in the future.

Additional and complex tax regulations may be applicable as a result of the Capital Raise. Depending on analysis and application of such tax matters, impairment of a substantial portion of the allowance for deferred tax assets could become permanently impaired. Additionally, deductibility of certain charges or valuation adjustments could be limited.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s headquarters are located in downtown Bend, Oregon and the building is owned by the Bank and is situated on leased land. The Company also owns or leases other facilities within its primary market areas in the regions of Central Oregon, Southern Oregon, Portland/Salem and Boise/Treasure Valley. The Company considers its properties to be suitable and adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

On August 18, 2010, the Bank was sued in an asserted class action lawsuit, Russell Firkins & Rena Firkins v. Bank of the Cascades, Case No. 1:10-cv-414-BLW in the United States District Court for the District of Idaho. The lawsuit alleges that, in 2004, the Bank’s predecessor (Farmers and Merchants Bank), acting as trustee under three similar trust indentures, inappropriately disbursed the proceeds of three bond issuances, supposedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million. Recovery is sought on claims of breach of the indentures, breach of fiduciary duty, and conversion. On November 22, 2010, the lawsuit was dismissed for a lack of subject matter jurisdiction in federal court. In addition, on November 10, 2010 the DBSI Funding Corporations’ bankruptcy trustee filed an adversary proceeding against the Bank iIn re: DBSI INC., et al, James R. Zazzali, as Trustee v. Bank of the Cascades, Adversary Proceeding No. 10-55325 (PJW) in the U.S. Bankruptcy Court, District of Delaware. The trustee claims that the Bank violated the automatic stay by taking control of approximately $250,000 in the DBSI Funding Corporations’ accounts shortly after the DBSI bankruptcy filing, and, as a result, the Bank owes sanctions and damages. Under an order of the bankruptcy court, the adversary proceeding against the Bank is stayed, and the Bank need not respond to the bankruptcy trustee’s claims and allegations pending a further court order. The bankruptcy court has scheduled a status conference in the adversary proceeding for May 26, 2011. While the outcome of these proceedings cannot be predicted with certainty, based on management’s review, management believes that the lawsuit and the adversary proceedings are without merit and plans to vigorously pursue its defenses. Management also believes that if any liability were to result, it would not have a material adverse effect on the Company’s consolidated liquidity, financial condition or results of operations.

PART II

ITEM 4.	(Reserved)
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cascade Bancorp common stock trades on the NASDAQ Capital Market under the symbol “CACB.” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock on the NASDAQ Capital Market and the cash dividends declared on the common stock.

The sales price and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by the NASDAQ Capital Market for the periods indicated. In particular, the table below reflects a one-for-ten reverse stock split that was effective November 22, 2010. Prices do not include retail mark-ups, mark-downs or commissions. As of December 31, 2010 we had approximately 2,853,670 shares of common stock outstanding, held of record by approximately 475 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 9, 2011 was $8.85 per share.

Quarter Ended	High	Low	Dividend per share
2010
December 31	$9.50	$4.40	N/A
September 30	$6.20	$3.80	N/A
June 30	$13.90	$4.80	N/A
March 31	$9.35	$4.90	N/A
2009
December 31	$12.30	$6.80	N/A
September 30	$23.90	$10.50	N/A
June 30	$28.40	$12.60	N/A
March 31	$72.50	$6.10	N/A

Dividend Policy

The amount of future dividends will depend upon our earnings, financial conditions, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Because of the elevated credit risk and associated loss incurred in 2008, the Company reduced its dividend to zero in the fourth quarter of 2008. In addition, pursuant to the Order, the Bank cannot pay dividends on its common stock without the permission of its regulators.

The following table sets forth Information regarding securities authorized for issuance under the Company’s equity plans as of December 31, 2010. Additional information regarding the Company’s equity plans is presented in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Plan Category	# of securities to be issued on exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	# of securities remaining available for future issuance under plan (excluding securities in column (a)(c)
Equity compensation plans approved by security holders	156,522	$68.26	41,409
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	156,522	$68.26	41,409

Five-Year Stock Performance Graph

The graph below compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2010 with: (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices; (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices; and (iii) a peer-group of publicly traded commercial banks. This comparison assumes $100.00 was invested on December 31, 2005, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and adjusted to give retroactive effect to material changes resulting from stock dividends and splits.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Cascade Bancorp	100.00	170.66	77.90	38.57	3.89	4.83
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.27
Cascade Bancorp 2010 Peer Group*	100.00	123.03	89.87	58.16	42.15	39.64

*	Cascade Bancorp 2010 Peer Group consists of publicly traded commercial banks, excluding Cascade Bancorp, headquartered in Oregon and Washington with total assets between $700 million and $3 billion in 2010, including Cascade Financial Corporation, Cashmere Valley Financial Corporation, Heritage Financial Corporation, Pacific Continental Corporation, PremierWest Bancorp, Washington Banking Company, and West Coast Bancorp.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2010. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. All of the Company’s acquisitions during the five years ended December 31, 2010 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition. The Selected Financial Data is not presented on a pro forma basis, and, therefore, does not reflect the results of the January 28, 2011 Capital Raise discussed elsewhere in this report. (See Note 1 of the consolidated financial statements included in Item 8 of this report for additional details).

(In thousands, except per share data and ratios; unaudited)	Years ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data (at period end)
Investment securities	$116,816	$135,763	$109,691	$87,015	$106,923
Loans, gross	1,223,713	1,547,676	1,956,184	2,041,478	1,887,263
Reserve for loan losses	46,668	58,586	47,166	33,875	23,585
Loans, net	1,177,045	1,489,090	1,909,018	2,007,603	1,863,678
Total assets	1,716,458	2,172,128	2,278,307	2,394,492	2,249,314
Total deposits	1,376,899	1,815,348	1,794,611	1,667,138	1,661,616
Non-interest bearing deposits	310,164	394,583	364,146	435,503	509,920
Total common shareholders’ equity (book)(1)	10,056	23,318	135,239	275,286	261,076
Tangible common shareholders’ equity (tangible)(2)	5,144	16,930	127,318	160,737	144,947
Income Statement Data
Interest and dividend income	$84,980	$106,811	$137,772	$171,228	$138,597
Interest expense	23,740	34,135	42,371	62,724	40,321
Net interest income	61,240	72,676	95,401	108,504	98,276
Loan loss provision	24,000	134,000	99,593	19,400	6,000
Net interest income (loss) after loan loss provision	37,240	(61,324)	(4,192)	89,104	92,276
Noninterest income	13,373	21,626	19,991	21,225	18,145
Noninterest expenses(3)	73,749	94,716	173,671	62,594	52,953
Income (loss) before income taxes	(23,136)	(134,414)	(157,872)	47,735	57,468
Provision (credit) for income taxes	(9,481)	(19,585)	(23,306)	17,756	21,791
Net income (loss)	$(13,655)	$(114,829)	$(134,566)	$29,979	$35,677
Share Data(1)
Basic earnings (loss) per common share	$(4.87)	$(41.01)	$(48.20)	$10.61	$13.69
Diluted earnings (loss) per common share	$(4.87)	$(41.01)	$(48.20)	$10.49	$13.38
Book value per common share	$3.52	$8.30	$48.10	$98.20	$92.20
Tangible value per common share	$1.80	$6.00	$45.30	$57.30	$51.10
Cash dividends paid per common share	$0.00	$0.00	$2.20	$3.70	$3.10
Ratio of dividends declared to net income	0.00%	0.00%	-4.56%	34.86%	22.65%
Basic Average shares outstanding	2,805	2,800	2,794	2,824	2,606
Fully Diluted average shares outstanding	2,805	2,800	2,794	2,858	2,666
Key Ratios
Return on average total shareholders’ equity (book)	-60.69%	-102.88%	-47.90%	10.92%	17.48%
Return on average total shareholders’ equity (tangible)	-80.93%	-109.94%	-80.51%	18.83%	29.81%
Return on average total assets	-0.71%	-5.01%	-5.58%	1.28%	1.86%
Pre-tax pre provision return on average assets	0.05%	-1.49%	1.94%	2.87%	3.31%
Net interest spread	3.32%	3.11%	3.90%	4.20%	4.65%
Net interest margin	3.51%	3.43%	4.44%	5.21%	5.73%
Total revenue (net int inc + non int inc)	$74,613	$94,302	$115,153	$129,644	$116,431
Efficiency ratio(3)	98.84%	100.44%	150.61%	48.22%	45.49%

Notes:

(1)	Adjusted to reflect a 1:10 reverse stock split effected in November 2010 and a 5:4 (25%) stock split declared in October 2006.
(2)	Excludes goodwill, core deposit intangible and other identifiable intangible assets related to the acquisitions of Community Bank of Grants Pass and F&M Holding Company.
(3)	2008 noninterest expenses includes $105,047 of goodwill impairment.

(In thousands, except per share data and ratios; unaudited)	Years ended December 31,
	2010	2009	2008	2007	2006
Credit Quality Ratios
Reserve for credit losses	$47,609	$59,290	$48,205	$37,038	$26,798
Reserve to ending total loans	3.89%	3.83%	2.46%	1.81%	1.42%
Non-performing assets(4)	$120,540	$160,970	$173,200	$55,681	$3,005
Non-performing assets to total gross loans and OREO	9.54%	10.21%	7.94%	2.71%	0.16%
Non-performing assets to total assets	7.02%	7.41%	7.00%	2.33%	0.13%
Delinquent loans >30 days	$23,627	$10,085	$6,249	$9,622	$3,397
Delinquent >30 days to total loans	1.93%	0.65%	0.33%	0.47%	0.18%
Net Charge off’s (NCOs)	$35,918	$122,580	$86,302	$9,110	$1,282
Net loan charge-offs (annualized)	2.61%	6.81%	4.20%	0.46%	0.08%
Provision for loan losses to NCOs	67%	109%	115%	213%	468%
Mortgage Activity
Mortgage Originations	$28,083	$177,206	$121,663	$170,095	$176,558
Total Servicing Portfolio (sold loans)	$0	$542,905	$512,163	$493,969	$494,882
Capitalized Mortgage Servicing Rights (MSR’s)	$0	$3,947	$3,605	$3,756	$4,096
Capital Ratios
Bancorp
Shareholders’ equity to ending assets	0.59%	1.07%	5.94%	11.50%	11.61%
Leverage ratio(4)	0.41%	1.11%	8.19%	9.90%	9.82%
Tier 1 risk-based capital(4)	0.54%	1.48%	8.94%	10.00%	9.99%
Total risk-based capital(4)	1.07%	2.95%	10.22%	11.27%	11.26%
Bank
Shareholders’ equity to ending assets	4.75%	4.18%	8.80%	14.11%	14.42%
Leverage ratio(4)	4.31%	3.75%	8.09%	9.74%	9.67%
Tier 1 risk-based capital(4)	5.66%	4.97%	8.83%	9.82%	9.82%
Total risk-based capital(4)	6.94%	6.25%	10.09%	11.08%	11.07%

Notes:

(4)	Computed in accordance with FRB and FDIC guidelines.

The following table sets forth the Company’s unaudited data regarding operations for each quarter of 2010 and 2009. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$19,373	$20,629	$22,111	$22,865
Interest expense	5,146	5,739	6,101	6,754
Net interest income	14,227	14,890	16,010	16,111
Loan loss provision	5,000	3,000	2,500	13,500
Net interest income after loan loss provision	9,227	11,890	13,510	2,611
Noninterest income	3,430	2,955	3,737	3,250
Noninterest expenses	21,226	17,191	18,192	17,137
Loss before income taxes	(8,569)	(2,346)	(945)	(11,276)
Provision (credit) for income taxes	(9,963)	1,091	(609)	—
Net income (loss)	$1,394	$(3,437)	$(336)	$(11,276)
Basic net income loss per common share	$0.50	$(1.23)	$(0.12)	$(4.02)
Diluted net income loss per common share	$0.50	$(1.23)	$(0.12)	$(4.02)

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$24,722	$26,091	$27,663	$28,335
Interest expense	7,895	8,817	8,812	8,611
Net interest income	16,827	17,274	18,851	19,724
Loan loss provision	49,000	22,000	48,000	15,000
Net interest income (loss) after loan loss provision	(32,173)	(4,726)	(29,149)	4,724
Noninterest income	3,536	8,077	4,956	5,057
Noninterest expenses	29,782	25,739	22,625	16,570
Loss before income taxes	(58,419)	(22,388)	(46,818)	(6,789)
Provision (credit) for income taxes	11,782	(9,744)	(18,750)	(2,873)
Net loss	$(70,201)	$(12,644)	$(28,068)	$(3,916)
Basic net loss per common share	$(25.05)	$(4.52)	$(10.03)	$(1.40)
Diluted net loss per common share	$(25.05)	$(4.52)	$(10.03)	$(1.40)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 included in Item 8 of this Annual Report on Form 10-K.

Cautionary Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including among others, the risk factors described Item 1A of this report.

These forward-looking statements speak only as of the date of this release. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Capital Raise completed

The Company announced the successful completion of its $177.0 million Capital Raise on January 28, 2011. New capital investment proceeds in the amount of $166.2 million (net of estimated offering costs) were received on January 28, 2011, of which approximately $150 million has been contributed to the Bank. In addition, approximately $15.0 million of the Capital Raise proceeds were used to retire $68.6 million of the Company’s junior subordinated debentures and related accrued interest of $3.9 million, resulting in an approximate $55.0 million pre-tax gain to be recorded in the first quarter of 2011. The effect of these transactions increases the Company’s and the Bank’s pro forma capital position to an amount in excess of “well capitalized” levels and substantially in excess of the capital levels required under the Order and should be considered in review of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 1 — Significant Subsequent Event in Item 8 of this report for additional information regarding the transaction.

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

Reserve for Credit Losses:  The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. However, external factors and changing economic conditions may impact the portfolio and the level of reserves in ways currently unforeseen.

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Loan Portfolio and Credit Quality” later in this report.

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

Deferred Income Taxes:  At December 31, 2010, the Company had a deferred tax asset of $6.1 million for a federal net operating loss carry-forward which will expire in 2030 and a deferred tax asset of $.5 million for a federal tax credit which will expire at various dates from 2028 to 2030. At December 31, 2010, the Company had a deferred tax asset of $8.6 million for state net operating loss carry-forwards which expire at various dates from 2014 to 2030 and a deferred tax asset of $1.1 million for state tax credits which will expire at various dates from 2013 to 2018. The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $36.1 million and $35.5 million respectively. Management determined that a valuation allowance was required at December 31, 2010 and 2009 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The decrease in the valuation allowance and resulting benefit for deferred income taxes of $10,027 for the year ended December 31, 2010 was the result of expected future taxable income resulting from the gain on the retirement of the junior subordinated debentures in January 2011. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables. Federal income tax authorities have completed audits through 2009. The Company has evaluated its income tax positions as of December 31, 2010 and 2009. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. However in connection with the January 28, 2011 recapitalization of the Company, future tax provisions may result in limitations as to the future timing and/or deductibility of certain losses. Such regulations could result in future permanent impairment of net operating losses and/or impairment of a substantial portion of the allowance for deferred tax assets. The Company recognizes interest and penalties related to income tax matters as interest expense and other noninterest expenses, respectively, in the consolidated statements of operations. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2010, 2009 or 2008.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall. Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty. Recently, the national and regional economies and real estate price depreciation have appeared to show signs of stabilization. However, elevated unemployment and other indicators continue to suggest, as articulated by Fed Chairman Bernake, that there remains “unusual uncertainty” as to the direction of the economy.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a net loss in 2009 and 2008 of $114.8 million and $134.6 million, respectively. With stabilization of the economy during 2010, the Company’s net loss was significantly lower at $13.7 million, while credit quality improved with the level of impaired loans, charge-offs and provisioning expense declining. The local and regional economy also has a direct impact on the volume of bank deposits. Core deposits have declined since mid-2006, because business and retail customers have experienced a reduction in cash available to deposit in the Bank and have been affected by customer soundness concerns prior to our recapitalization.

Financial Highlights and Summary of Q4 and Full Year 2010

Fourth Quarter 2010:

The Company recorded net income of $0.50 per share or $1.4 million in the fourth quarter of 2010, compared to a net loss of ($1.23) per share or ($3.4 million) for the linked-quarter and compared to a net loss of ($25.05) per share or ($70.2 million) for the year-ago quarter. The quarterly net income primarily resulted from a tax benefit recorded in anticipation of the future realization of deferred tax assets based on projections of future taxable income related to the gain on the TPS Exchange. Additionally, net interest income is down for both the linked-quarter and year ago period due to a reduction in average loans outstanding. Linked-quarter credit metrics improved with NPA’s down 6.90% along with reduced levels of classified and criticized assets. The net interest margin for the quarter was 3.44% compared to 3.51% in the linked-quarter primarily resulting from interest reversals on non-performing loans compared to the prior quarter.

Full Year 2010:

The Company recorded a net loss of ($13.7 million) or ($4.87) per share compared to a net loss of ($114.8 million) or ($41.01) per share for 2009. The annual loss was mainly due to credit losses and reduced net interest income primarily because of lower average loan yields and a decline in loans outstanding, which were partially offset by a tax benefit recorded in anticipation of the future realization of deferred tax assets based on projections of future taxable income related to gain on the TPS Exchange. For 2010, the Company recorded a $24.0 million provision for loan losses and $14.6 million in OREO valuation and disposition costs and related expenses reflecting the adverse economic conditions’ effect on borrower’s ability to repay loan obligations. This compares with a $134.0 million provision for loan losses and $23.1 million in OREO costs in 2009. Non-interest income was down $8.3 million in 2010 primarily due to a one-time $3.2 million gain recorded on the sale of the Bank’s credit card merchant business recorded in 2009, coupled with a reduction in service charge income and mortgage banking income. Meanwhile, human resource costs and controllable/discretionary non-interest expenses decreased in 2010 compared to the prior year.

Consolidated Results of Operations — Years ended December 31, 2010, 2009 and 2008

Net Income/Loss

The Company recorded a net loss of ($13.7) million (or $4.87) per share in 2010 compared to a net loss of ($114.8) million or ($41.01) per share for 2009 and a net loss of ($134.6) million in 2008 or ($48.20) per share. The loss in 2010 primarily resulted from a decrease in net interest income of $11.4 million and a $24.0 million loan loss provision. The loss in 2009 primarily resulted from a decrease in net interest income of $22.7 million, $134.0 million loan loss provision, a valuation allowance of $35.5 million against the Company’s deferred tax assets of $35.5 million, and OREO expenses of $23.1 million. The loss in 2008 mainly resulted from the Company’s non-cash impairment of goodwill in the amount of $105.0 million, a $99.6 million loan loss provision, as well as a decrease in net interest income of $13.1 million.

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

Total interest income decreased approximately $(21.8) million or (20.44%) for 2010, and decreased approximately $(31.0) million or (22.47%) for 2009 due mainly to lower average earning assets and interest reversals and interest foregone on non-performing loans. In 2008, interest income was down by $(33.50) million or (19.50%) as compared to 2007 primarily because of lower average yields, including interest reversed, and interest foregone on non-performing loans. Total interest expense declined by approximately $(10.4) million or (30.45%) in 2010 mainly due to reduced volumes of interest bearing deposits and borrowings. Interest expense declined $(8.2) million or (19.44%) in 2009 as compared to 2008 primarily due to lower rates. Accordingly, net interest income decreased to $(61.2) million or (15.74%) in 2010 over 2009. Net interest income decreased $(22.7) million or (23.82%) in 2009 over 2008. Yields earned on assets decreased to 4.87% for 2010 as compared to 5.03% in 2009 and 6.40% in 2008. Meanwhile, the average rates paid on interest bearing liabilities for 2010 decreased to 1.55% compared to 1.93% in 2009 and 2.49% in 2008.

The Company’s net interest margin (NIM) increased to 3.51% for 2010 compared to 3.43% for 2009. The increase was mainly due to lower cost of funds. The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions. The Company’s financial model indicates a relatively stable interest rate risk profile within a reasonable range of rate movements around the forward rates currently predicted by financial markets.

Components of Net Interest Margin (NIM)

The following table presents further analysis of the components of Cascade’s NIM and sets forth for 2010, 2009, and 2008 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Taxable securities	$130,010	$5,533	4.26%	$101,033	$5,089	5.04%	$85,034	$4,462	5.25%
Non-taxable securities	2,083	80	3.84%	3,643	138	3.79%	5,211	189	3.63%
Interest bearing balances due from FRB and FHLB	223,393	561	0.25%	209,451	486	0.23%	13	—	0.00%
Federal funds sold	3,025	5	0.17%	7,454	17	0.23%	2,026	31	1.53%
Federal Home Loan Bank stock	10,472	—	0.00%	10,472	—	0.00%	11,458	111	0.97%
Loans(1)(2)(3)	1,377,674	78,801	5.72%	1,798,723	101,081	5.62%	2,054,199	132,979	6.47%
Total earning assets	1,746,657	84,980	4.87%	2,130,776	106,811	5.01%	2,157,941	137,772	6.38%
Reserve for loan losses	(56,677)			(57,268)			(38,827)
Cash and due from banks	79,662			37,836			48,341
Premises and equipment, net	36,362			38,805			37,273
Other Assets	108,920			145,440			207,094
Total assets	$1,914,924			$2,295,589			$2,411,822
Liabilities and Stockholders’ Equity
Int. bearing demand deposits	$664,254	4,811	0.72%	$735,667	7,267	0.99%	$844,136	15,541	1.84%
Savings deposits	30,680	78	0.25%	33,275	73	0.22%	36,761	135	0.37%
Time deposits	535,906	11,791	2.20%	688,430	17,915	2.60%	386,990	12,850	3.32%
Other borrowings	303,433	7,060	2.33%	312,301	8,880	2.84%	434,112	13,845	3.19%
Total interest bearing liabilities	1,534,273	23,740	1.55%	1,769,673	34,135	1.93%	1,701,999	42,371	2.49%
Demand deposits	342,760			407,344			407,980
Other liabilities	15,390			8,659			20,904
Total liabilities	1,892,423			2,185,676			2,130,883
Stockholders’ equity	22,501			109,913			280,939
Total liabilities & equity	$1,914,924			$2,295,589			$2,411,822
Net interest income		$61,240			$72,676			$95,401
Net interest spread			3.32%			3.08%			3.89%
Net interest income to earning assets			3.51%			3.41%			4.42%

(1)	Average non-accrual loans included in the computation of average loans for 2010 was $105.7 million, $156.9 million for 2009 and $86.3 million in 2008.
(2)	Loan related fees recognized during the period and included in the yield calculation were $2.1 million in 2010, $3.2 million in 2009 and $4.6 million in 2008.
(3)	Includes mortgage loans held for sale.

Changes in Interest Income and Expense

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories:

	Year ended December 31,
	2010 over 2009			2009 over 2008
	Total Increase (Decrease)	Amount of Change Attributed to		Total Increase (Decrease)	Amount of Change Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest and dividend income:
Interest and fees on loans	$(22,280)	$(23,548)	$1,268	$(31,898)	$(16,643)	$(15,255)
Taxable securities	444	1,460	(1,016)	638	851	(213)
Non-taxable securities	(58)	(56)	(2)	(51)	(59)	8
Interest bearing balances due
from FRB and FHLB	75	30	45	475	0	475
Federal Home Loan Bank stock	—	—	—	(111)	(10)	(101)
Federal funds sold	(12)	(10)	(2)	(14)	83	(97)
Total interest and dividend income	(21,831)	(22,124)	293	(30,961)	(15,778)	(15,183)
Interest expense:
Interest on deposits:
Interest bearing demand	(8,273)	(705)	(1,751)	(8,273)	(1,997)	(6,276)
Savings	(62)	(6)	11	(62)	(13)	(49)
Time	5,065	(3,969)	(2,155)	5,065	10,009	(4,944)
Other borrowings	(4,966)	(252)	(1,568)	(4,966)	(3,885)	(1,081)
Total interest expense	(8,236)	(4,932)	(5,463)	(8,236)	4,114	(12,350)
Net interest income	$(13,595)	$(17,192)	$5,756	$(22,725)	$(19,892)	$(2,833)

Loan Loss Provision

At December 31, 2010, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was approximately $47.6 million or 3.89% of outstanding loans compared to 3.83% for 2009. The loan loss provision was $24.0 million in 2010, $134.0 million in 2009 and $99.6 million in 2008. The decrease in 2010 was primarily due to stabilizing credit quality profile and lower absolute and relative charge-offs than in the prior periods. The Company’s adverse trend in non-performing assets peaked in early 2009, and, since that time both the frequency and severity of charge-offs has abated somewhat.

The Bank has maintained pooled and impaired loan reserves with additional consideration of qualitative factors and unallocated reserves in reaching its determination of the total reserve for credit losses. The level of reserves is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies — Reserve for Credit Losses” and “Loan Portfolio and Credit Quality” elsewhere in this Form 10-K Annual Report. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-interest Income

Non-interest income decreased 38.20% in 2010 compared to 2009. However, 2009 included a one-time gain on the sale of business merchant services of $3.2 million; when adjusted to remove this one-time gain, the decrease in noninterest income for 2010 was 27.24%. The adjusted decrease was generally a function of slowing economic activity affecting service charge revenue, net mortgage revenue and a decrease in card issuer and merchant services fees. Service charges were down $2.4 million primarily due to less usage of overdraft protection while net mortgage revenue was down $2.2 million for the year due to a decrease in mortgage originations of 84.30% compared to 2009 (see explanation below under Mortgage Banking Income).

Total non-interest income decreased 8.06% in 2009 compared to 2008 after excluding the one-time gain of $3.2 million on the sale of the merchant card processing business in 2009, with service charges on deposit accounts down $1.3 million, card issuer and merchant service fees down $0.7 million and earnings on bank-owned life insurance down $0.2 million. These decreases were partially offset by increases in mortgage banking income, gains on sales of investment securities available-for-sale and other income.

Mortgage Banking Income — Home Mortgage Originations and Mortgage Related Revenue

Residential mortgage originations totaled $28.1 million in 2010, down 84.1% when compared to $177.2 million in 2009. Related net mortgage banking income was $0.6 million in 2010, a decrease of 77.6% compared to $2.8 million for the previous year, and was $2.1 million in 2008. Lower volume and revenue in 2010 relate mainly to the effects of termination of the Company’s eligibility to sell mortgage originations direct to FNMA. With the January 2011 capital raise, we are in process of reinstating such eligibility. The general level and direction of interest rates directly influence the volume and profitability of the yield curve in mortgage banking. A lower interest rate climate continued in 2009 and 2008 which had the effect of decreasing the profitability of mortgage banking due to a lower interest rate yield curve.

In April 2010, the Bank sold its MSRs, discontinued directly servicing mortgage loans it originates, and now sells originations “servicing released”. “Servicing released” means that whoever the Bank sells the loan to will service or arrange for servicing of the loan. In connection with the sale of the Bank’s MSR’s, the Bank entered into an agreement with FNMA under the terms of which management believes that the Bank will have no further recourse liability or obligation to FNMA in connection with the Bank’s original mortgage sales and servicing agreement with FNMA or any other recourse obligations to FNMA. The Bank recorded a loss on the sale of MSRs of approximately $400,000 and it is included in other expenses in the Company’s consolidated statement of operations for the year ended December 31, 2010.

In February 2011, the Company received a letter from FNMA stating that effective immediately, the Bank status as a Fannie Mae Seller/Servicer will now be considered approved.

MSRs are included in accrued interest and other assets in the Company’s consolidated balance sheet as of December 31, 2009. MSRs were carried at the lower of origination value less accumulated amortization, or current fair value. At December 31, 2009, the estimated fair value of the Company’s MSRs was approximately $4.2 million, and the net carrying value of MSRs was $3.9 million.

Non-interest Expenses

Non-interest expenses for 2010 decreased 22.14% to $73.7 million as compared to $94.7 million in 2009, primarily due to a reduction in salaries and employee benefits expense of 12.38% and lower costs and valuation adjustments to OREO in 2010. After adjusting for the non-cash goodwill impairment charge recorded in 2008, non-interest expense for 2009 increased $26.1 million or 38.02% due to higher OREO related costs, FDIC insurance, and other professional services, partially offset by a reduction in salaries and employee benefits expense.

OREO expenses were down $8.5 million to $14.6 million in 2010 compared to $23.1 in 2009 primarily due to decreased valuation adjustments. OREO costs and valuation adjustments increased $14.7 million for 2009 compared to 2008, primarily due to depressed real estate values on foreclosed land development properties. In addition, FDIC deposit insurance assessments increased $5.2 million or 305.68% in 2009 when compared to 2008, reflecting the FDIC’s higher base assessment rate for 2009 and expenses related to the FDIC’s industry-wide emergency special assessment in the second quarter of 2009. Professional fees increased $4.5 million or 154.21% which includes legal, accounting and other professional services in connection with the Company’s efforts in its public capital raise efforts in the fourth quarter of 2009. Meanwhile, the Company continued to experience a reduction in salary expenses, and employee benefits expenses declined as staffing continued to be trimmed in response to the slowing economy, and no executive bonuses were paid in 2008, 2009 or 2010.

Income Taxes

As of December 31, 2010, the Company maintained a valuation allowance of $36.1 million against the gross deferred tax asset balance of $52.7 million, for a net deferred tax asset of $9.2 million. This increase in gross deferred tax assets from year-end 2009 is primarily due to an increase in state net operating loss carry-forwards. During 2010, the Company recorded a credit for deferred income taxes of $10.0 million, primarily as a result of a decrease in the valuation allowance due to the expected future taxable income resulting from the gain on the retirement of the Company’s junior subordinated debentures in January 2011. As of December 31, 2009, the Company had recorded refundable income taxes receivable of approximately $43.3 million related to the carryback of operating losses to prior years and had provided a $35.5 million charge to create a full valuation allowance against its deferred tax assets. For discussion of the Company’s deferred income tax assets see “Critical Accounting Policies — Deferred Income Taxes” above.

Financial Condition

Balance Sheet Overview

At December 31, 2010, total assets were down 20.98% to $1.72 billion compared to December 31, 2009. Cash and cash equivalents were $271.3 million or 15.80% of total assets at December 31, 2010 compared to a $359.3 million or 16.54% at December 31, 2009. Total loans have been reduced by $324.0 million to $1.2 billion at December 31, 2010 compared to $1.5 billion at December 31, 2009. Loans have declined primarily due to loan payoffs, reduced demand owing to economic contraction, and management’s strategic loan reduction program which has resulted in lower loan portfolio risk exposure and helped to support regulatory capital ratios. A portion of the reduction in loan balances was the result of net loan charge-offs of $35.9 million for 2010.

2010 total deposits decreased 24.15% compared to 2009. Core deposits have trended down due to the ongoing effects of an adverse economy on our customers and local markets. In addition, customers were affected by soundness concerns prior to our recapitalization mainly related to brokered, public, and non-insured customer deposits. Borrowings have declined with overall reduction of balance sheet.

The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits, and capital position.

Investment Securities

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2010, 2009, and 2008:

	December 31,
(dollars in thousands)	2010	2009	2008
U.S. Agency and non-agency mortgage-backed securities (MBS)	$102,339	$116,639	$93,534
U.S. Government and agency securities	—	7,481	8,726
Obligations of state and political subdivisions	1,806	3,606	3,741
U.S. Agency asset-backed securities	12,199	7,586	3,260
Total debt securities	116,344	135,312	109,261
Mutual fund	472	451	430
Total investment securities	$116,816	$135,763	$109,691

MBS are mainly adjustable rate (ARM) MBS. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.

The Company’s investment portfolio decreased by $18.9 million, or 13.96% from December 31, 2009 to December 31, 2010 as a result of increased sales and maturities/calls/prepayments and reduced purchase activity during the year. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2010:

(dollars in thousands) Type and maturity	Carrying Value	Weighted Average Yield(1)
U.S. Agency and non-agency MBS
Due after 5 but within 10 years	$4,791	4.69%
Due after 10 years	97,548	3.89%
Total U.S. Agency MBS	102,339	3.93%
State and Political Subdivisions(1)
Due within 1 year	470	6.27%
Due after 1 but within 5 years	1,336	6.18%
Total State and Political Subdivisions	1,806	6.21%
U.S. Agency asset-backed securities
Due after 1 but within 5 years	476	5.91%
Due after 10 years	11,723	6.50%
Total U.S. Agency asset-backed securities	12,199	6.45%
Total debt securities	116,360	4.09%
Mutual fund	456	5.04%
Total Securities	$116,816	4.10%

(1)	Yields on tax-exempt securities are not stated on a tax equivalent basis.

The average years to maturity of the Company’s investment portfolio was 8.6 years at December 31, 2010 compared to 7.9 years at December 31, 2009. Adjusted duration is approximately 3 years.

Investments are mainly classified as “available for sale” and consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as the Government National Mortgage Association (“Ginnie Mae”), FNMA and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. The Company did not invest in securities backed by sub-prime mortgages and believes its investment portfolio has negligible exposure to such risk at this date. At December 31, 2010, the investment portfolio had gross unrealized losses on available-for-sale securities of approximately $0.8 million, and management does not believe that these unrealized losses are other-than-temporary.

Loan Portfolio and Credit Quality

Loan Portfolio Composition.  Net loans represented approximately 68.57% of total assets as of December 31, 2010. The Company makes substantially all of its loans to customers located within the Company’s service areas. As a result of the economic conditions and characteristics of the Company’s primary markets, including among others, the historical rapid growth in population and the nature of the tourism and service industry found in much of its market areas, Cascade’s loan portfolio has historically been concentrated in real estate related loans. The Company is presently working to reduce its construction/lot portfolio in response to the challenging real estate economy. However, achieving significant reduction could prove problematic without some improvement in economic conditions and market liquidity as well as in pricing of related real estate assets. Because of the nature of its markets, real estate lending is expected to continue as a major concentration within the loan portfolio. The Company has no significant agricultural loans.

The following table presents the composition of the Company’s December 31 loan portfolio, at the dates indicated:

(dollars in thousands)	2010	% of gross loans	2009	% of gross loans	2008	% of gross loans	2007	% of gross loans	2006	% of gross loans
Commercial	$281,275	23%	$420,155	27%	$582,831	30%	$606,408	30%	$560,728	30%
Real Estate:
Construction/lot:	140,146	11%	308,346	20%	517,721	34%	686,829	34%	588,251	21%
Mortgage	82,596	7%	93,465	6%	96,248	4%	88,509	4%	80,860	4%
Commercial	675,371	55%	675,728	44%	703,149	30%	612,694	30%	606,340	32%
Consumer	44,325	4%	49,982	3%	56,235	2%	47,038	2%	51,083	3%
Total loans	1,223,713	100%	1,547,676	100%	1,956,184	92%	2,041,478	100%	1,887,262	100%
Less:
Reserve for loan losses	46,668		58,586		47,166		33,875		23,585
Total loans, net	$1,177,045		$1,489,090		$1,909,018		$2,007,603		$1,863,677

The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total company-wide loans at December 31, 2010:

(dollars in thousands)	Central Oregon	% of gross loans	Northwest Oregon	% of gross loans	Southern Oregon	% of gross loans	Idaho	% of gross loans	Total	% of gross loans
Commercial	$117,104	25%	$45,754	16%	$31,914	18%	$86,503	28%	$281,275	23%
Real Estate:
Construction/lot	39,032	8%	58,007	20%	11,418	7%	31,689	10%	140,146	11%
Mortgage	33,977	7%	7,356	3%	7,803	4%	33,460	11%	82,596	7%
Commercial	251,829	55%	166,367	59%	119,427	69%	137,748	46%	675,371	55%
Consumer	20,541	4%	5,773	2%	3,368	2%	14,643	5%	44,325	4%
Total loans	$462,483	100%	$283,257	100%	$173,930	100%	$304,043	100%	$1,223,713	100%

At December 31, 2010, the contractual maturities of all loans by category were as follows:

(dollars in thousands) Loan Category	Due within one year	Due after one year, but within five years	Due after five years	Total
Commercial	$120,072	$112,170	$49,033	$281,275
Real Estate:
Construction/Lot	87,957	32,053	20,136	140,146
Mortgage	6,479	21,115	55,002	82,596
Commercial	27,161	209,084	439,126	675,371
Consumer	3,133	15,388	25,804	44,325
	$244,802	$389,810	$589,101	$1,223,713

At December 31, 2010, variable and adjustable rate loans contractually due after one year totaled $741.4 million and loans with predetermined or fixed rates due after one year totaled $237.5 million.

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

(a) Residential land development category.  This category is included in the construction/lot portfolio balances above, and represents loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment of such loans is generally the cash flow from developer sale of lots or improved parcels of land while real estate collateral, secondary sources and personal guarantees may provide an additional measure of security for such loans. The nationwide downturn in real estate has continued to slow down lot and home sales within the Company’s markets. This has adversely impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower liquidity and collateral values. Weakness in this category of loans has contributed significantly to the elevated level of provision for loan losses in 2010 and 2009 The situation continues to be closely monitored and an elevated level of provisioning may be required should deterioration continue.

(dollars in thousands)	2010	% of category	% of Constr/lot portfolio	% of gross loans	2009
Residential Land Development:
Raw Land	$15,575	43%	11%	1%	$35,258
Land Development	17,779	49%	13%	1%	51,240
Speculative Lots	2,983	8%	2%	0%	7,981
	$36,337	100%	26%	3%	$94,479
Geographic distribution by region:
Central Oregon	$18,433	51%	13%	2%	$48,176
Northwest Oregon	1,835	5%	1%	0%	4,095
Southern Oregon	6,245	17%	4%	1%	8,437
Total Oregon	26,513	73%	19%	2%	60,708
Idaho	9,824	27%	7%	1%	33,771
Grand total	$36,337	100%	26%	3%	$94,479

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

Speculative construction lending finances builders/contractors who rely on the sale of completed homes to repay loans. The Bank may finance construction costs within residential subdivisions or on a custom site basis. Speculative construction loans decreased in 2010 as a result of the nationwide downturn in residential real estate. This may impact certain builders by lengthening the marketing period for constructed homes and negatively affecting borrower liquidity and collateral values.

(dollars in thousands)	2010	% of category	% of Constr/lot portfolio	% of gross loans	2009
Residential Construction
Pre sold	$—	0%	0%	0%	$10,115
Lots	5,559	36%	2%	1%	11,493
Speculative Construction	9,836	64%	3%	2%	26,819
	$15,395	100%	5%	3%	$48,427
Geographic distribution by region:
Central Oregon	$4,198	27%	3%	0%	$24,304
Northwest Oregon	3,546	23%	3%	0%	7,246
Southern Oregon	728	5%	1%	0%	3,124
Total Oregon	8,472	55%	6%	1%	34,674
Idaho	6,923	45%	5%	1%	13,753
Grand total	$15,395	100%	11%	1%	$48,427

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

(dollars in thousands)	2010	% of category	% of Constr/lot portfolio	% of gross loans	2009
Commercial Construction:
Pre sold	$14,064	16%	10%	1%	$29,080
Lots	6,390	7%	5%	1%	9,822
Speculative	44,613	50%	32%	4%	99,957
Speculative Lots	23,347	26%	17%	2%	26,581
	$88,414	100%	63%	7%	$165,440
Geographic distribution by region:
Central Oregon	$16,446	19%	12%	1%	$24,674
Northwest Oregon	52,566	59%	38%	4%	82,059
Southern Oregon	4,446	5%	3%	0%	30,467
Total Oregon	73,458	83%	52%	6%	137,200
Idaho	14,956	17%	11%	1%	28,240
Grand total	$88,414	100%	63%	7%	$165,440

(d) Commercial real estate (CRE) portfolio.  This $675.4 million portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. CRE loans represent approximately 55% of total loans outstanding as of December 31, 2010. Approximately 47% of CRE loans are made to owner-occupied users of the commercial property, while 53% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. The average loan in the CRE portfolio is only about $0.6 million and 81.5% of balances are represented in loans under $5 million. This granular and well diversified portfolio has maintained low delinquency and only modest deterioration in the present downturn. However no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

	2010	% of total CRE	% of gross loans	2009
Commercial Real Estate:
Owner occupied	$315,835	47%	26%	$348,732
Non-owner occupied	359,536	53%	29%	326,996
	$675,371	100%	55%	$675,728

The following table provides the geographic distribution of the Company’s CRE loan portfolio by region as a percent of total company-wide CRE loans at December 31, 2010:

	Central Oregon	% of total CRE loans	Northwest Oregon	% of total CRE loans	Southern Oregon	% of total CRE loans	Idaho	% of total CRE loans	Total
Commercial Real Estate:
Owner occupied	$140,703	11%	$39,140	3%	$58,085	5%	$77,908	6%	$315,836
Non-owner occupied	110,086	9%	127,640	10%	61,579	5%	60,230	5%	359,535
Total loans	$250,789	20%	$166,780	13%	$119,664	10%	$138,138	11%	$675,371

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

The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan are analyzed — and reserves are categorized — into the pooled reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

The pooled reserve for commercial and consumer loan segments is calculated by applying historical loss factors to outstanding loan balances, segregated by common risk attributes. At December 31, 2010, loss factors are based on historical loss experience calculated on a rolling twelve quarter basis, then weighted 50% for the most current four quarters, 35% for the next four preceding quarters, and 15% for the final four preceding quarters. These historical loss factors are then adjusted based on qualitative factors for current economic trends, levels and trends of loan performance, and other risk management trends affecting the portfolio and/or portfolio segments.

Certain qualitative factors adjust model results for economic and portfolio performance trends are based upon management’s evaluation of various factors that are not directly measured in the determination of the historical loss factors. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, internal and external risk factors that have not yet manifested themselves in loss allocation factors, and historical loss experience data that may not precisely correspond to the current portfolio.

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that either principal and/or interest amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the loan’s underlying collateral or related guaranty. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Impairment measurements may also include consideration of information that became available subsequent to year-end. Small balance loans are reserved for based on the loan segment they fall under, and receive the pool reserve rate (regardless of dollar amount). Generally shortfalls on impaired small balance loans will be charged off and the Bank would not establish specific reserves. Small balance loans are evaluated for impairment based on borrower’s difficulty in making payments, analysis of the borrower’s repayment capacity, collateral coverage and shortfall, if any, created by reductions in payments or principal. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely classified; small balance loans are monitored based on payment performance and are evaluated for impairment no later than 90 days past due.

The reserve for loan losses may include an unallocated amount based upon the Company’s judgment as to possible credit losses inherent in the portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves would generally comprise less than 10% of the total base reserve and may be adjusted for factors including, but not limited to, unexpected events, volatile market and economic conditions, regulatory guidance and recommendations, or other factors that may impact operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above.

Prior to December 31, 2010, loss factors were generally determined by considering loss experience over a five year period and adjusted for prospective loss potential. Also prior to December 31, 2010, in certain circumstances with respect to adversely risk rated loans, pooled reserves were allocated for groupings of loans through the use of loss factors utilizing information as to estimated collateral values, secondary sources of repayment, guarantees and other relevant factors, including consideration of information that became available subsequent to year-end.

The Bank’s ratio of reserve for credit losses to total loans was 3.89% at December 31, 2010 compared to 3.83% at December 31, 2009 and 2.46% at December 31, 2008. At this date, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions.

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

The Company classifies reserves for unfunded commitments as a liability on the consolidated balance sheet. Such reserves are included as part of the overall reserve for credit losses. Reserves for unfunded commitments totaled approximately $.94 million and $.70 million at December 31, 2010 and 2009, respectively.

Allocation of Reserve for Credit Losses.

The higher reserve for loan losses in recent years is attributable to the affect the adverse economy has had on obligor’s ability to repay loans. The unallocated portion of the reserve reflects the level of uncertainty as to the future direction and severity of the economic environment. Prior to December 31, 2010 the level of unallocated reserves included amounts now captured in the current methodology through certain loss factors and qualitative considerations. While a combination of evidence demonstrating greater clarity on construction/lot exposure and reduced exposure levels has lessened concern in this loan portfolio, risk in other asset categories continues. Typical factors leading to changes in reserve allocation include changes in debt service coverage ratios, guarantor and/or collateral valuation as well as economic conditions that may have a specific or generalized impact on the relative risks inherent in various loan portfolios. Although this allocation process may not accurately predict credit losses by loan type or in aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

The following table allocates the reserve for credit losses among major loan types.

	2010			2009
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$12,023	4.27%	22.99%	$18,196	4.33%	27.14%
Real Estate:
Construction/lot	12,652	9.03%	11.45%	14,486	4.70%	19.95%
Mortgage	4,115	4.98%	6.75%	3,092	3.31%	6.03%
Commercial	14,535	2.15%	55.19%	10,799	1.60%	43.58%
Consumer	2,966	6.69%	3.62%	2,807	5.62%	3.30%
Committed/unfunded	941	—	—	423	—	—
Unallocated	377	—	—	9,487	—	—
Total reserve for credit losses	$47,609	3.89%	100.00%	$59,290	3.83%	100.00%

	2008			2007
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$11,614	1.99%	29.79%	$10,388	1.71%	29.70%
Real Estate:
Construction/lot	18,722	3.62%	26.47%	13,433	1.96%	33.64%
Mortgage	1,696	1.76%	4.92%	1,521	1.72%	4.34%
Commercial	7,064	1.00%	35.95%	3,901	0.64%	30.02%
Consumer	1,893	3.37%	2.87%	1,684	3.58%	2.30%
Committed/unfunded	735	—	—	2,414	—	—
Unallocated	6,481	—	—	3,697	—	—
Total reserve for credit losses	$48,205	2.46%	100.00%	$37,038	1.81%	100.00%

	2006
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial	$7,818	1.39%	29.71%
Real Estate:
Construction/lot	6,328	1.08%	31.17%
Mortgage	1,112	1.38%	4.28%
Commercial	3,986	0.66%	32.13%
Consumer	2,050	4.01%	2.71%
Committed/unfunded	3,213	—	—
Unallocated	2,291	—	—
Total reserve for credit losses	$26,798	1.42%	100.00%

The following table summarizes the Company’s reserve for credit losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Loans outstanding at end of period	$1,223,713	$1,547,676	$1,956,184	$2,041,478	$1,887,262
Average loans outstanding during the period	$1,377,674	$1,798,723	$2,054,199	$1,974,435	$1,590,315
Reserve for loan losses, balance beginning of period	$58,586	$47,166	$33,875	$23,585	$14,688
Recoveries:
Commercial	4,219	1,033	800	378	122
Real Estate:
Construction	4,194	1,110	581	12	—
Mortgage	179	113	50	288	4
Commercial	167	949	62	—	37
Consumer	353	540	487	612	527
	9,112	3,745	1,980	1,290	690
Loans charged off:
Commercial	(12,662)	(18,403)	(10,411)	(4,634)	(529)
Real Estate:
Construction	(20,535)	(92,449)	(71,833)	(2,986)	—
Mortgage	(4,803)	(2,560)	(650)	(941)	(45)
Commercial	(3,180)	(7,875)	(2,139)	—	(7)
Consumer	(3,850)	(5,038)	(3,249)	(1,839)	(1,391)
	(45,030)	(126,325)	(88,282)	(10,400)	(1,972)
Net loans charged-off	(35,918)	(122,580)	(86,302)	(9,110)	(1,282)
Provision charged to operations	24,000	134,000	99,593	19,400	6,000
Reserve for unfunded commitments reclassified to other liabilities	—	—	—	—	(3,213)
Reserves acquired from F&M	—	—	—	—	7,392
Reserve for loan losses, balance end of period	$46,668	$58,586	$47,166	$33,875	$23,585
Ratio of net loans charged-off to average loans outstanding	2.61%	6.81%	4.20%	.46%	.08%
Ratio of reserve for loan losses to loans at end of period	3.81%	3.79%	2.41%	1.66%	1.25%

The following table presents information with respect to non-performing assets (“NPAs”): As of December 31, 2010, residential land development and construction represented about 37.0% of NPAs; commercial construction 23.0%; commercial real estate 18.0% and commercial and Industrial loans & other 22.0%.

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Loans on nonaccrual status	$80,997	$132,110	$120,468	$45,865	$2,679
Loans past due 90 days or more but not on nonaccrual status	7	—	5	51	—
OREO	39,536	28,860	52,727	9,765	326
Total non-performing assets	$120,540	$160,970	$173,200	$55,681	$3,005
Selected ratios:
NPLs to total gross loans	6.62%	8.54%	6.16%	2.25%	0.14%
NPAs to total gross loans and OREO	9.54%	10.21%	8.85%	2.73%	0.16%
NPAs to total assets	7.02%	7.41%	7.60%	2.33%	0.13%

The following table presents the composition of NPAs for the years presented:

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Commercial	$25,736	$28,964	$16,877	$8,306	$645
Real Estate:
Construction/lot	72,605	106,752	128,053	42,251	1,958
Commercial	21,271	24,749	25,799	4,135	389
Consumer/other	928	505	2,471	989	13
Total non-performing assets	$120,540	$160,970	$173,200	$55,681	$3,005

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful. Interest income that was reversed and charged against income was $1.3 million in 2010, $2.4 million in 2009 and $2.7 million in 2008.

During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, in “Joint Guidance on Overdraft Protection Programs.” At December 31, 2010, the Company’s recorded investment in certain loans that were considered to be impaired was $130.8 million and specific valuation allowances were $6.3 million. Impaired loans were $147.6 million with specific valuation allowances of $0.1 million at year-end 2009.

At December 31, 2010, the Company had loans accounted for as troubled debt restructurings (“TDRs”) totaling $62.8 million or 3.70% of total assets, compared to $27.3 million or 1.20% of total assets at December 31, 2009. The TDRs at December 31, 2010 and 2009 are classified as impaired loans and, in the opinion of management, were reserved appropriately. At December 31, 2010 and 2009, the Company had remaining commitments to lend of $0.1 million and $0.3 million related to the TDRs.

Bank-Owned Life Insurance (BOLI)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company’s notes to consolidated financial statements located under item 8 of this report. During 2010 and 2009, the Bank did not purchase any new BOLI. The cash surrender value of the Bank’s total life insurance policies was $33.5 and $33.6 at December 31, 2010 and 2009, respectively. The Bank recorded income from the BOLI policies of $0.1 million in both 2010 and 2009, and $0.3 million in 2008. During 2010, the Company recorded a $746 gain on a BOLI death claim benefit.

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

Liabilities

Deposit Liabilities and Time Deposit Maturities.

At December 31, 2010, total deposits were $1.38 billion, down 24.15% from December 31, 2009. Average deposits totaled $1.57 billion for the full year 2010, down 15.60% or $291.1 million on average from the prior year. Average non-interest-bearing demand deposits in 2010 were $319.4 million, down 21.60% compared to $407.3 million in 2009. Core deposits have trended down due to the ongoing effects of an adverse economy on our customers and local markets. In addition, depositors were affected by soundness concerns prior to our recapitalization mainly related to brokered, public, and non-insured customer deposits. Borrowings have declined with overall reduction of balance sheet.

At December 31, 2010, the Company did not have any wholesale brokered deposits compared to a total of $116.5 million at December 31, 2009. The internet listing service deposits at December 31, 2010 and 2009 were approximately $293.3 million and $195.1 million, respectively. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In addition, local relationship based reciprocal CDARS deposits totaled $7.9 million and $47.3 million at December 31, 2010 and 2009, respectively. However, banks that are not “well-capitalized” are restricted from accessing wholesale brokered deposits. Further, the Order restricts the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal CDAR’s program, for which it previously had a temporary waiver from the FDIC.

To provide ongoing customer assurance, nearly 100.00% of the Bank’s deposits are covered by FDIC insurance, and the Company is participating in the FDIC’s TAG program. Effective July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed and FDIC deposit-insurance has been permanently increased to $250,000 effective immediately. In addition, in November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provided for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
	2010 Average		2009 Average		2008 Average
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$342,760	N/A	$407,344	N/A	$407,980	N/A
Interest-bearing demand	664,254	0.72%	735,677	0.99%	844,136	1.84%
Savings	30,680	0.25%	33,275	0.22%	36,761	0.37%
Time	535,906	2.33%	688,430	2.60%	386,990	3.32%
Total Deposits	$1,573,600		$1,864,726		$1,675,867

As of December 31, 2010, the Company’s time deposit liabilities had the following times remaining to maturity:

	Time deposits of $100,000 or more(1)		All other Time deposits(2)
(dollars in thousands)	Amount	Percent	Amount	Percent
3 months or less	$49,833	12.84%	$33,725	26.43%
Due after 3 months through 6 months	94,844	24.44%	26,398	20.69%
Due after 6 months through 12 months	124,432	32.07%	31,398	24.61%
Due after 12 months	118,898	30.64%	36,087	28.28%
Total	$388,007	100.00%	$127,608	100.00%

(1)	Time deposits of $100,000 or more represents 28.2% of total deposits as of December 31, 2010.
(2)	All other time deposits represent 9.3% of total deposits as of December 31, 2010.

Junior Subordinated Debentures.  The purpose of the Company’s $68.6 million of TPS was to fund the cash portion of the F&M Holding Company acquisition in 2006, to support general corporate purposes and to augment regulatory capital. Management believes that at December 31, 2010, the TPS met applicable regulatory guidelines to qualify as Tier I capital in the amount of $3.3 million. At December 31, 2009, the TPS met applicable regulatory guidelines to qualify as Tier I capital in the amounts of $14.5 million and $32.3 million, respectively.

In January 2011, the Company exchanged the TPS for senior notes in the aggregate principal amount of $13.3 million representing 20.00% of the original balance of the TPS. Following the Capital Raise, the notes were extinguished for cash and the liability for TPS debt was fully extinguished, which will result in a pre-tax gain of approximately $55.0 million for the Company in the first quarter of 2011.

See Notes 1, 11 and Note 20 of the consolidated financial statements included in Item 8 of this report for additional details.

Other Borrowings.  At December 31, 2010, the Bank had a total of $195.0 million in long-term borrowings from FHLB of Seattle with maturities ranging from 2011 to 2017, bearing a weighted-average rate of 1.87% and no short-term borrowings with the FRB. Also, the Bank had $41.0 million of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (TLGP) maturing February 12, 2012 bearing a weighted average rate of 2.00%, exclusive of net issuance costs and 1.00% per annum FDIC insurance assessment applicable to TLGP debt which are being amortized straight line over the term of the debt. At year-end 2008, the Bank had a total of $128.5 million in long-term borrowings from FHLB of Seattle with maturities from 2009 to 2025. In February 2011, the Company elected to prepay FHLB advances totaling $40,000 (with maturities ranging from April 2011 through December 2011, and rates ranging from 0.59% to 0.83%) and incurred prepayment penalties totaling approximately $0.1 million. In addition, at December 31, 2009, the Bank had short-term borrowings with FRB of approximately $0.2 million. The FHLB has also issued $98 million in letters of credit on behalf of the Company which are pledged to collateralize Oregon public deposits held at the Bank. (See the discussion under “Liquidity and Sources of Funds” in this Item 6 for further discussion).

Contractual Obligations.  As of December 31, 2010, the Company has entered into the contractual obligations to make future payments as listed below:

	Payments Due by Period
(dollars in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Time deposits of $100,000 and over	$388,007	$269,109	$98,802	$20,096	$—
Federal Home Loan Bank advances	195,000	50,000	85,000	35,000	25,000
Junior subordinated debentures	68,558	—	—	—	68,558
Operating leases	11,948	1,708	3,064	1,928	5,248
Total contractual obligations	$663,513	$320,817	$186,866	$57,024	$98,806

Off-Balance Sheet Arrangements.  A schedule of significant off-balance sheet commitments at December 31, 2010 is included in the following table (dollars in thousands):

Commitments to extend credit	$161,946
Commitments under credit card lines of credit	26,257
Standby letters of credit	3,013
Total off-balance sheet commitments	$191,216

See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Stockholder’s Equity

The Company’s total stockholders’ equity at December 31, 2010 was $10.1 million, a decrease of $13.3 million from December 31, 2009. The decrease primarily resulted from the net loss for the year ended December 31, 2010 of $13.7 million and a decrease in accumulated other comprehensive income of approximately $0.3 million.

Capital Resources

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. At December 31, 2010, the Company does not meet the regulatory benchmarks for “adequately-capitalized” institutions. As mentioned earlier in this report the Bank is operating under a regulatory Order.

At December 31, 2010, the Company’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 0.41%, 0.54% and 1.07%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 4.31%, 5.66% and 6.94%, respectively, which do not meet regulatory benchmarks for “adequately-capitalized”. Regulatory benchmarks for an “adequately-capitalized” designation are 4.00%, 4.00% and 8.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively; “well-capitalized” benchmarks are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” Additional information regarding capital resources are located in Note 20 of the Notes to the Consolidated Financial Statements included in item 8 of this report.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level. At December 31, 2010 the Bank was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. However, as a result of the closing of the Capital Raise on January 28, 2011, the Bank’s pro forma capital ratios are in excess of those required for a “well-capitalized” institution as well as those required under the Order.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At December 31, 2010, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. To build contingent liquidity in response to challenging market conditions, the Bank has worked to stabilize and retain local deposits, accessed internet listing service deposits, and reduced its loan balances. At December 31, 2010, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $225.6 million compared to $314.6 million at December 31, 2009. Because of the economic downturn, the condition of the Bank and other uncertainties no assurance can be given as to the Company’s ability to maintain sufficient liquidity.

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

The Bank augments core deposits with wholesale funds. The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits. At December 31, 2010, the Company did not have any brokered deposits compared to $116.5 million at December 31, 2009. Local relationship based reciprocal CDARS deposits which are also technically classified as brokered deposits totaled $7.9 million at December 31, 2010, down from $47.3 million at December 31, 2009. At December 31, 2010, internet sourced deposits were approximately $293.3 million compared to $195.1 million at year-end 2009. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account.

On April 19, 2010, the Bank received notification from the Oregon State Treasury that the Oregon Revised Statutes established a maximum aggregate balance of 100.00% of the Bank’s net worth for Oregon public fund deposits for banks whose regulatory capital ratios are less than that required to be categorized “adequately capitalized”. The statute does not require divestiture but restricts a bank in this circumstance from accepting additional public funds where such deposit would cause aggregate balances to exceed 100.00%. On September 29, 2010, the Bank received notification from the Oregon State Treasury that it had failed to comply with the statute within the 90-day period provided. Therefore, the Bank was required to reduce its aggregate Oregon Public Fund balances to a level below 100.00% of the Bank’s net worth by October 1, 2010. Accordingly, the Bank reduced its aggregate Oregon Public Fund balances to a level below 100.00% of the Bank’s net worth on October 1, 2010, achieving compliance with the statute. The Bank will continue to accept public deposits and operate in compliance with this statute. Under the Order, the Bank is restricted from having uninsured public deposits in Idaho.

The Bank also utilizes borrowings and lines of credit as sources of funds. At December 31, 2010, the FHLB had extended the Bank a secured line of credit of $292.1 million (17.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2010, the Bank had qualifying collateral pledged for FHLB borrowings totaling $297.8 million which was largely utilized by approximately $195.0 million in secured borrowings and $98 million FHLB letter of credit used for collateralization of Oregon public deposits held by the Bank. At December 31, 2010, the Bank also had undrawn borrowing capacity at FRB of approximately $55.0 supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. As with many community banks, correspondent banks have withdrawn unsecured lines of credit or now require collateralization for the purchase of fed funds on a short-term basis due to the present adverse economic environment.

In 2008, TLGP was established under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of notes under the TLGP. The issuance included $16 million floating rate and $25 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At December 31, 2010, the Bank had approximately $191.2 million in outstanding commitments to extend credit, compared to approximately $288.7 million at year-end 2009. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of December 31, 2010, unpledged investments totaled approximately $44.7 million.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and authorities may limit the amount or require certain approvals of the dividend that the Bank may pay to Bancorp. Pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. The Company cut its dividend to zero in the fourth quarter of 2008. We do not expect the Bank to pay dividends to Bancorp for the foreseeable future. Bancorp is unable to pay dividends on its common stock until it pays all accrued payments on its Trust Preferred Securities. Payment of dividends is also restricted by state and federal regulators (see Note 11 of the notes of the Consolidated Financial Statements included in Item 8 of this report). As of December 31, 2010, Bancorp had $66.5 million of TPS outstanding with a weighted average interest rate of 2.83%. The Company elected to defer payments on its TPS beginning in the second quarter of 2009 and as of December 31, 2010, accrued dividends were $3.3 million. Bancorp does not expect to pay any dividend for the foreseeable future.

Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Company can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses. In January 2011, the Company exchanged its Trust Preferred Securities for senior notes in the aggregate principal amount of $13.3 million representing 20.00% of the original balance of the Trust Preferred Securities. Following the Capital Raise the notes were extinguished for cash and liability for Trust Preferred Securities debt was fully extinguished.

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

Interest Rate Risk Management

The goal of the Company’s risk management policy is to maximize long-term profitability and minimize earnings volatility under the range of likely interest rate scenarios. Interest rate risk management requires estimating the probability and impact of changes in interest rates on assets and liabilities. The Board of Directors oversees implementation of strategies to control interest rate risk. Management hires and engages a qualified independent service provider to assist in modeling, monthly reporting and assessing interest rate risk. The Company’s methodology for analyzing interest rate risk includes income simulation modeling as well as traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, it is management’s opinion that simulation is the more effective tool for asset and liability management. The Bank has historically adjusted its sensitivity to changing interest rates by strategically managing its loan and deposit portfolios with respect to pricing, maturity or contractual characteristics. The Bank may also target the expansion or contraction of specific investment portfolio or borrowing structures to further affect its risk profile. In addition, the Bank is authorized to enter into interest rate swap or other hedging contracts with re-pricing characteristics that tend to moderate interest rate risk. However, there are no material structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and other uncertainties described below, there can be no assurance of the effectiveness of management programs to achieve its interest rate risk objectives.

To assess and estimate the degree of interest rate risk, the Company utilizes a sophisticated simulation model that estimates the possible volatility of Company earnings resulting from changes in interest rates. Management first establishes a wide range of possible interest rate scenarios over a two-year forecast period. Such scenarios routinely include a “stable” or unchanged scenario and an “estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “rising rates”, “declining rates”, and “alternate rising rates” are established to stress-test the impact of more dramatic rate movements that are perceived as less likely, but may still possibly occur. Next, net interest income and net income are simulated in each scenario. Note that earnings projections include the effect of estimated loan and deposit growth that management deems reasonable; however, such volume projections are not varied by rate scenario. Note also that the downturn in real estate has caused elevated levels of non-performing loans which lower estimated NIM depending on the absolute volume of such assets. Simulated earnings are compared over a two-year time horizon. The following table defines the market interest rates projected in various interest rate scenarios. Generally, projected market rates are reached gradually over the 2-year simulation horizon.

	Actual Market Rates at December 2010	Estimated Rates at December 2011	Declining Rates at December 2011	Alt. Rising Rates at December 2011	Rising Rates at December 2011
Federal Funds Rate	0.25%	0.50%	0.063%	1.75%	3.25%
Prime Rate	3.25%	3.50%	3.063%	4.75%	6.25%
Yield Curve Spread 3mo Treasury to 10-year Treas	3.17%	2.99%	1.94%	2.74%	1.86%

The following table presents percentage changes in simulated future earnings under the above-described scenarios as compared to earnings under the “Estimated” rate scenario calculated as of this year end. The effect on earnings assumes no changes in non-interest income or expense between scenarios.

Estimated Rate Scenario compared to:	First Twelve Month Average % Change in Pro-forma Net Interest Income	Second Twelve Month Average % Change in Pro-forma Net Interest Income	24th Month annualized % Change in Pro-forma Net Interest Income
Declining Rate Scenario	(2.48%)	(5.51%)	(6.31%)
Alternate Rising Rate Scenario	(0.48%)	(0.29%)	0.08%
Rising Rate Scenario	1.14%	3.21%	5.97%

Management’s assessment of interest rate risk and scenario analysis must be considered in the context of market interest rates and overall economic conditions. The Federal Reserve is holding short term rates low in an effort to stimulate economic growth. The yield curve is unusually steep as a result. Rates are expected to rise toward the end of 2011 as the Fed reduces the excess liquidity in the monetary system.

In management’s judgment and at this date, the interest rate risk profile of the Bank is reasonably balanced within the most likely range of possible outcomes. The model indicates that should future interest rates actually follow the path indicated in the “estimated” rate scenario, the net interest margin would range between 3.57% and 4.16% over the next 24 months. However, with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely fall outside of this range should such interest rates actually occur. This is mainly because the Bank has a large portion of non-interest bearing funds (approximately 23.00% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. Thus in the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall to the low levels assumed in the declining scenario, yields on loans and securities would compress against an already low cost of funds. Also in this declining rate scenario, the model assumes an annualized 35.00% prepayment rate on loans currently outstanding that would refinance to lower rates, contributing to margin compression. Thus in the declining rate scenario where the federal fund rates fall to just 0.063%, the model indicates that the net interest margin could be 3.87% or less during the first 12 months of the forecast horizon, and 3.83% below during the second twelve months. Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of the cost of mitigating such risk and because the model suggests that the Bank would still generate satisfactory net interest margin under such circumstances.

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

Interest Rate Gap Table

In the opinion of management, the use of interest rate gap analysis is less valuable than the simulation method discussed above as a means to measure and manage interest rate risk. This is because it is a static measure of rate sensitivity and does not capture the possible magnitude or pace of rate changes. At year-end 2010, the Company’s one-year cumulative interest rate gap analysis indicates that rate sensitive liabilities maturing or available for re-pricing within one-year exceeded rate sensitive assets by approximately $556.5 million.

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

Set forth below is a table showing the interest rate sensitivity gap of the Company’s assets and liabilities over various re-pricing periods and maturities, as of December 31, 2010:

(Dollars in thousands)	Within 90 days	After 90 days within one year	After one year within five years	After five years	Total
INTEREST EARNING ASSETS:
Investments & fed funds sold	$2,926	$470	$1,812	$114,534	$119,742
Interest bearing balances with FRB	225,614	—	—	—	225,614
Loans	244,802	0	389,810	589,101	1,223,713
Total interest earning assets	$473,342	$470	$391,622	$703,635	$1,569,069
INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$520,080	$—	$—	$—	$520,080
Savings deposits	31,040	—	—	—	31,040
Time deposits	83,558	277,072	131,614	23,371	515,615
Total interest bearing deposits	634,678	277,072	131,614	23,371	1,066,735
Junior subordinated debentures	68,558	—	—	—	68,558
Other borrowings	10,000	40,000	120,000	25,000	195,000
Total interest bearing liabilities	$713,236	$317,072	$251,614	$48,371	$1,330,293
Interest rate sensitivity gap	$(239,894)	$(316,602)	$140,008	$655,264	$238,776
Cumulative interest rate sensitivity gap	$(239,894)	$(556,496)	$(416,488)	$238,776	$238,776
Interest rate gap as a percentage of total interest earning assets	-15.29%	-20.18%	8.92%	41.76%	15.22%
Cumulative interest rate gap as a percentage of total earning assets	-15.29%	-35.47%	-26.54%	15.22%	15.22%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended December 31, 2008, were audited by Symonds, Evans & Company, P.C., who merged with Delap LLP as of June 1, 2009, and whose report dated March 10, 2009, expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph that emphasized the Company’s current operating environment and financial condition.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011, expressed an adverse opinion thereon.

/s/ Delap LLP

Lake Oswego, Oregon
March 11, 2011

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(Dollars in thousands)

	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,825	$38,759
Interest bearing deposits	244,513	319,627
Federal funds sold	2,926	936
Total cash and cash equivalents	271,264	359,322
Investment securities available-for-sale	115,010	133,755
Investment securities held-to-maturity, estimated fair value of $1,904 ($2,143 in 2009)	1,806	2,008
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,177,045	1,489,090
Premises and equipment, net	35,281	37,367
Core deposit intangibles	4,912	6,388
Bank-owned life insurance (BOLI)	33,470	33,635
Other real estate owned (OREO), net	39,536	28,860
Income taxes receivable	—	43,256
Accrued interest and other assets	27,662	27,975
Total assets	$1,716,458	$2,172,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$310,164	$394,583
Interest bearing demand	520,080	796,628
Savings	31,040	29,380
Time	515,615	594,757
Total deposits	1,376,899	1,815,348
Junior subordinated debentures	68,558	68,558
Other borrowings	195,000	195,207
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	41,000
Accrued interest and other liabilities	24,945	28,697
Total liabilities	1,706,402	2,148,810
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized (4,500,000 in 2009); 2,853,670 shares issued and outstanding (2,817,416 in 2009)	160,316	159,617
Accumulated deficit	(151,608)	(137,953)
Accumulated other comprehensive income	1,348	1,654
Total stockholders’ equity	10,056	23,318
Total liabilities and stockholders’ equity	$1,716,458	$2,172,128

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, except per share amounts)

	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$78,801	$101,081	$132,979
Taxable interest on investment securities	5,533	5,089	4,451
Nontaxable interest on investment securities	80	138	189
Interest on interest bearing deposits	561	486	11
Interest on federal funds sold	5	17	31
Dividends on FHLB stock	—	—	111
Total interest and dividend income	84,980	106,811	137,772
Interest expense:
Deposits:
Interest bearing demand	4,811	7,267	15,541
Savings	78	73	135
Time	11,791	17,915	12,850
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	7,060	8,880	13,845
Total interest expense	23,740	34,135	42,371
Net interest income	61,240	72,676	95,401
Loan loss provision	24,000	134,000	99,593
Net interest income (loss) after loan loss provision	37,240	(61,324)	(4,192)
Noninterest income:
Service charges on deposit accounts, net	6,219	8,582	9,894
Card issuer and merchant service fees, net	2,562	3,027	3,705
Gains on sales of investment securities available-for sale	644	648	436
Mortgage banking income, net	631	2,827	2,100
Earnings on BOLI	87	68	264
Gain on sale of merchant card processing business	—	3,247	—
Other income	3,230	3,227	3,592
Total noninterest income	13,373	21,626	19,991
Noninterest expenses:
Salaries and employee benefits	29,046	33,149	33,708
Equipment	1,778	2,153	2,156
Occupancy	4,649	4,682	4,767
Communications	1,727	1,982	2,038
FDIC insurance	8,084	6,933	1,709
OREO	14,616	23,140	8,442
Professional services	2,308	7,362	2,896
Increase (decrease) in reserve for unfunded loan commitments	237	(335)	(2,124)
Prepayment penalties on FHLB borrowings	—	2,081	—
Goodwill impairment	—	—	105,047
Other expenses	11,304	13,569	15,032
Total noninterest expenses	73,749	94,716	173,671
Loss before income taxes	(23,136)	(134,414)	(157,872)
Credit for income taxes	(9,481)	(19,585)	(23,306)
Net loss	$(13,655)	$(114,829)	$(134,566)
Basic loss per common share	$(4.87)	$(41.01)	$(48.20)
Diluted loss per common share	$(4.87)	$(41.01)	$(48.20)

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, except per share amounts)

	Number of shares	Comprehensive income (loss)	Common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2007	2,803,417	$—	$157,153	$117,600	$533	$275,286
Comprehensive loss:
Net loss	—	(134,566)	—	(134,566)	—	(134,566)
Other comprehensive loss – unrealized losses on investment securities available-for-sale of approximately $385 (net of income taxes of approximately $242), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss of approximately $274 (net of income taxes of approximately $162)	—	(659)	—	—	(659)	(659)
Total comprehensive loss	—	$(135,225)	—	—	—	—
Nonvested restricted stock grants, net	4,243		—	—	—	—
Stock-based compensation expense	—		1,566	—	—	1,566
Cash dividends paid (aggregating $2.20 per share)	—		—	(6,158)	—	(6,158)
Stock options exercised	1,151		67	—	—	67
Tax effect from non-qualified stock options exercised	—		(297)	—	—	(297)
Balances at December 31, 2008	2,808,811		$158,489	$(23,124)	$(126)	$135,239

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, except per share amounts)

	Number of shares	Comprehensive income (loss)	Common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2008	2,808,811	$—	$158,489	$(23,124)	$(126)	$135,239
Comprehensive loss:
Net loss	—	(114,829)	—	(114,829)	—	(114,829)
Other comprehensive income - unrealized gains on investment securities available-for-sale of approximately $2,183 (net of income taxes of approximately $1,337), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss of approximately $403 (net of income taxes of approximately $246)	—	1,780	—	—	1,780	1,780
Total comprehensive loss, net	—	$(113,049)	—	—	—	—
Nonvested restricted stock grants, net	8,605		—	—	—	—
Stock-based compensation expense	—		1,258	—	—	1,258
Tax effect of nonvested restricted stock	—		(130)	—	—	(130)
Balances at December 31, 2009	2,817,416		$159,617	$(137,953)	$1,654	$23,318

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, except per share amounts)

	Number of shares	Comprehensive income (loss)	Common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2009	2,817,416	$—	$159,617	$(137,953)	$1,654	$23,318
Comprehensive loss:
Net loss	—	(13,655)	—	(13,655)	—	(13,655)
Other comprehensive loss - unrealized gains on investment securities available-for-sale of approximately $88 (net of income taxes of approximately $61), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss of approximately $394 (net of income taxes of approximately $250)	—	(306)	—	—	(306)	(306)
Total comprehensive loss	—	$(13,961)	—	—	—	—
Fractional shares paid in cash	(169)		—	—	—	—
Nonvested restricted stock grants, net	36,423		—	—	—	—
Stock-based compensation expense	—		846	—	—	846
Tax effect of nonvested restricted stock	—		(147)	—	—	(147)
Balances at December 31, 2010	2,853,670		$160,316	$(151,608)	$1,348	$10,056

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(13,655)	$(114,829)	$(134,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,618	6,185	5,443
Goodwill impairment	—	—	105,047
Loan loss provision	24,000	134,000	99,593
Write-down of OREO	12,547	17,981	5,460
Provision (credit) for deferred income taxes	(10,027)	22,168	(11,870)
Discounts (gains) on sales of mortgage loans, net	(40)	(737)	367
Gains on sales of investment securities available-for-sale	(644)	(648)	(436)
Deferred benefit plan expenses	1,385	1,744	1,762
Stock-based compensation expense	846	1,258	1,566
Gains on sales of premises and equipment, net	—	(270)	(574)
Losses on sales of OREO	69	3,504	240
Loss on sale of mortgage servicing rights	400	—	—
(Increase) decrease in income taxes receivable	43,256	(43,256)	—
(Increase) decrease in accrued interest and other assets	5,905	48,065	(2,796)
Increase (decrease) in accrued interest and other liabilities	(4,949)	(29,099)	(21,203)
Originations of mortgage loans	(28,083)	(177,206)	(121,663)
Proceeds from sales of mortgage loans	28,384	178,948	124,186
Net cash provided by operating activities	64,012	47,808	50,556
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(26,505)	(54,956)	(48,100)
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	29,212	21,670	23,329
Proceeds from sales of investment securities available-for-sale	15,773	10,137	425
Proceeds from maturities and calls of investment securities held-to-maturity	200	200	965
Loan reductions (originations), net	248,924	258,864	(59,658)
Proceeds from sale of mortgage servicing rights	3,594	—	—
Purchases of premises and equipment, net	(5)	244	(3,555)
Proceeds from sales of OREO	15,540	28,441	6,676
Purchases of FHLB stock	—	—	(3,481)
Net cash provided by (used in) investing activities	286,733	264,600	(83,399)
Cash flows from financing activities:
Net increase (decrease) in deposits	(438,449)	20,737	127,473
Increase in TLGP senior unsecured debt	—	41,000	—
Net decrease in customer repurchase agreements	—	(9,871)	(8,743)
Net decrease in federal funds purchased	—	—	(14,802)
Proceeds from FHLB advances	—	140,000	1,353,477
Repayment of FHLB advances	—	(73,457)	(1,412,449)
Net decrease in other borrowings	(207)	(120,311)	(19,920)
Cash dividends paid	—	—	(6,158)
Proceeds from stock options exercised	—	—	67
Tax effect from non-qualified stock options exercised	—	—	(297)
Tax effect of nonvested restricted stock	(147)	(130)	—
Net cash provided by (used in) financing activities	(438,803)	(2,032)	18,648
Net increase (decrease) in cash and cash equivalents	(88,058)	310,376	(14,195)
Cash and cash equivalents at beginning of year	359,322	48,946	63,141
Cash and cash equivalents at end of year	$271,264	$359,322	$48,946

See accompanying notes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Bancorp has also established four subsidiary grantor trusts in connection with the issuance of trust preferred securities (see below and Note 11). In accordance with accounting principles generally accepted in the United States of America (GAAP), the accounts and transactions of these trusts are not included in the accompanying consolidated financial statements.

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 1-for-10 reverse stock split effective in 2010.

Certain amounts in 2009 and 2008 have been reclassified to conform with the 2010 presentation.

Significant subsequent event

In January 2011, the Company announced its successful completion of the Company’s $177,000 capital raise (the Capital Raise). In connection with the closing, the Company issued 44,193,750 shares of the Company’s common stock, and received approximately $166,200 in proceeds (net of estimated offering costs), of which approximately $150,000 has been down-streamed to the Bank. In addition, approximately $15,000 of proceeds from the Capital Raise were used by the Company to retire the Company’s junior subordinated debentures of $68,558 (the Debentures) and related accrued interest of $3,900 (see Note 11), resulting in an approximate $55,000 pre-tax gain recorded in the first quarter of 2011.

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

Method of accounting

The Company prepares its consolidated financial statements in conformity with GAAP and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses and losses during the reporting periods. Actual results could differ from those estimates.

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community banking industry and consist of traditional community banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts. Also, at December 31, 2010 and 2009, the Bank had $10,000 in a correspondent bank account which was required to be maintained due to the Bank’s capital levels (see Note 20). In February 2011, the Bank was informed that such cash was no longer required to be maintained as a result of the Capital Raise.

Supplemental disclosures of cash flow information

Noncash investing and financing activities consist of unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; the transfer of approximately $38,860, $26,059 and $55,760 of loans to other real estate owned (OREO) in 2010, 2009 and 2008, respectively; and a $105,047 impairment of goodwill in 2008.

During 2010, 2009 and 2008, the Company paid approximately $23,116, $32,279 and $42,521, respectively, in interest expense.

During 2010 and 2009, the Company did not make any income tax payments, and received income tax refunds of approximately $43,613 and $19,951, respectively. During 2008, the Company made income tax payments of approximately $7,338.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in noninterest income. The Company had no trading securities during 2010, 2009 or 2008.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. Investment

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary impairment (OTTI) would result in write-downs of the individual securities to their fair value. In estimating OTTI losses, management considers, among other things, 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. The related write-downs to fair value for available-for-sale securities would be included in earnings as realized losses. For held-to-maturity investments, the OTTI losses would be evaluated and (i) the portion related to credit losses would be included in earnings as realized losses and (ii) the portion related to market or other factors would be recognized in other comprehensive income or loss. Management believes that all unrealized losses on investment securities at December 31, 2010 and 2009 are temporary (see Note 3).

FHLB stock

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2010 and 2009, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

The Bank’s investment in FHLB stock — which has limited marketability — is carried at cost, which approximates fair value. GAAP provides that, for impairment testing purposes, the value of long-term investments such as FHLB stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB, and 3) the liquidity position of the FHLB. As of December 31, 2010, the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (FHFA), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. On October 25, 2010, the FHLB entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB “undercapitalized” under the FHFA’s Prompt Corrective Action rule. The FHLB will not pay a dividend or repurchase capital stock while it is classified as “undercapitalized”. While the FHLB was “undercapitalized” as of December 31, 2010, the Company does not believe that its investment in FHLB stock is impaired. However, this estimate could change in the near-term if: 1) significant OTTI losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status, 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly, or 3) capital preservation strategies being utilized by the FHLB become ineffective.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

Loans

Loans are stated at the amount of unpaid principal, reduced by the reserve for loan losses, the undisbursed portion of loans in process and deferred loan fees.

Interest income on loans is accrued daily based on the principal amounts outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due (based on contractual terms) 90 days or more are placed on non-accrual status and internally classified as substandard. Any interest income accrued at that time is reversed. Subsequent collections are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are removed from non-accrual status only when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or, on one-to-four family loans, when the loan is less than 90 days delinquent.

The Bank charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to interest income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in interest income at the time of repayment.

Reserve for loan losses

The reserve for loan losses is established to absorb management’s best estimate of known and inherent losses in the loan portfolio as of the consolidated balance sheet date. The reserve requires complex subjective judgments as a result of the need to make estimates about matters that are uncertain. The reserve is maintained at a level currently considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the loan portfolio.

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

During 2010, the Bank completed enhancements in its methodology used to calculate the estimated reserve for loan losses. Enhancements included, but were not limited to, more timely recognition and enhanced application of historical loss factors, and greater transparency and accuracy of data. The enhanced methodology used to calculate the estimated reserve for loan losses represents management’s recognition of the assumed risks of extending credit. The following describes the Company’s methodology for assessing the appropriate level of the reserve for loan losses. For this purpose, loans and related commitments to loan, and reserves, are analyzed by the pooled reserve, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded loan commitments.

The pooled reserve for all loan segments is calculated by applying historical loss factors to outstanding loan balances, segregated by common risk attributes. At December 31, 2010, loss factors are based on historical loss experience calculated on a rolling twelve-quarter basis, then weighted 50% for the most current four quarters, 35% for the next four preceding quarters, and 15% for the final four preceding quarters. The pooled reserves calculated by applying such historical loss factors are adjusted by management’s assessment of qualitative factors that affect the level of pooled reserves but are not directly measured or may not yet be reflected in historical loss calculations. Qualitative factors may modify — and/or assist in adding directional

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

consistency to pooled loss reserves. Qualitative factors include, but are not limited to, 1) current and expected economic trends within the Company’s operating footprint as well as regional and macro economic conditions, 2) loan portfolio credit quality metrics that inform management as to trends in composition and concentration of risk within the loan portfolio, 3) credit risk management (oversight and control) trends that may further influence management’s assessment of loss content within the loan portfolio, and 4) unusual fluctuations in pooled reserve calculations between reporting-periods that may result from unusual patterns in the timing of historical loss recognition.

Prior to December 31, 2010, loss factors for the pooled reserve were generally determined by considering loss experience over a five-year historical period, weighted toward the most recent loss experience and adjusted for certain economic and other qualitative factors. Additionally, prior to December 31, 2010, in certain circumstances with respect to adversely risk rated loans, pooled reserves were calculated through the use of loss given default estimates and loss severity information based upon estimated collateral values, secondary sources of repayment, guarantees, and other relevant factors.

Impaired loans are either specifically allocated for in the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that either principal and/or interest amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the loan’s underlying collateral or related guaranty. A significant portion of the Bank’s loans are either 1) collateralized by real estate, whereby the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty, or 2) are supported by underlying cash flows, whereby impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Accordingly, changes in such estimated collateral values or future cash flows could result in actual losses which differ from those estimated at the date of the consolidated balance sheets. Impairment measurements may also include consideration of information that became available subsequent to year-end. Small balance loans are reserved for based on the applicable loan segment and are reserved at the related pool rate (regardless of dollar amount). Generally, shortfalls on impaired small balance loans are charged off and the Bank does not establish specific reserves. Small balance loans are evaluated for impairment based on the borrower’s difficulty in making payments, an analysis of the borrower’s repayment capacity, collateral coverage and shortfall, if any, created by reductions in payments or principal. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely classified; small balance loans are monitored based on payment performance and are evaluated for impairment no later than 90 days past due.

The reserve for loan losses may include an unallocated amount based upon the Company’s judgment as to possible credit losses inherent in the portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves would generally comprise less than 10% of the total base reserve and may be adjusted for factors including, but not limited to, unexpected events, volatile market and economic conditions, regulatory guidance and recommendations, or other factors that may impact operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above.

Due to the judgment involved in the determination of the qualitative and unallocated portions of the reserve for loan losses, the relationship of these components to the total reserve for loan losses may fluctuate from period to period.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

Troubled debt restructurings (TDRs)

A loan is classified as a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower in the restructuring that the Company would not otherwise consider. These concessions may include — but are not limited to — interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. A TDR loan is generally considered to be impaired.

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $941 and $704 at December 31, 2010 and 2009, respectively, and these amounts are included in accrued interest and other liabilities in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in noninterest expenses in the accompanying consolidated statements of operations.

Mortgage servicing rights (MSRs)

MSRs were measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. MSRs were capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. Impairment of MSRs was assessed based on the estimated fair value of servicing rights. Fair value was estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate and term. Impairment adjustments, if any, were recorded through a valuation allowance.

Fees earned for servicing mortgage loans were reported as income when the related mortgage loan payments were received. The Company classified MSRs as accrued interest and other assets in the accompanying 2009 consolidated balance sheet. During 2010, the Company sold its MSRs (see Note 6).

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

The Company recorded a noncash after-tax impairment charge of $105,047 during 2008, eliminating all previously recorded goodwill. Goodwill impairment was a noncash accounting adjustment that did not affect the Company’s reported cash flows, and the Company’s Tier 1 and total regulatory capital ratios were unaffected by this adjustment. The Company did not experience any goodwill impairment during 2010 or 2009.

Other intangible assets include core deposit intangibles (CDI) and other identifiable finite-life intangible assets which are being amortized over their estimated useful lives primarily under the straight-line method. The CDI arose from the acquisitions of F&M Holding Company (F&M) and Community Bank of Grants Pass (CBGP), and totaled approximately $4,912 and $6,388 at December 31, 2010 and 2009, respectively. The

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

CDI is being amortized over an eight-year period for F&M and was amortized over a seven-year period for CBGP. Other intangible assets, exclusive of CDI, are not significant at December 31, 2010 and 2009. CDI is reviewed for impairment at least annually, or more frequently if indicators of potential impairment exist. Based on the results of the Company’s annual CDI impairment test — which is performed in the third quarter of each year — management determined that CDI was not impaired as of September 30, 2010. As of December 31, 2010, there have been no events or changes in circumstances that would indicate any potential impairment subsequent to the annual CDI impairment test. If impairment were deemed to exist, the CDI would be written down to estimated fair value, resulting in a charge to earnings in the period in which any write- down were to occur.

Bank-owned life insurance (BOLI)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2010 and 2009, the Company had $25,654 and $26,105, respectively, of separate account BOLI and $7,816 and $7,530, respectively, of general account BOLI.

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The underlying funds within the separate account structure generated positive performance during 2010. At the same time, the stable value wrap controlled the crediting rate resulting in a nil gross crediting rate (prior to expenses) for most of 2010. During 2009, the fair value of the underlying investments plus the stable value wrap protection supported the cash surrender value of the separate account BOLI. During 2008, losses on the underlying investments in the separate account BOLI exceeded the support of the stable value wrap. As a result, the Company incurred losses of approximately $648 on the separate account BOLI in 2008, which is included in other noninterest expenses in the accompanying 2008 consolidated statement of operations. There can be no assurance that additional losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future. During 2010, the Company recorded a $746 gain on a BOLI death claim benefit, which is included in other noninterest income in the accompanying 2010 consolidated statement of operations.

OREO

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs; subsequent write-downs to net realizable value, if any; or any disposition gains or losses are included in noninterest expenses. The valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. The valuation of OREO is also subject to review by federal and state bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank, in addition to state banking regulations which require periodic mandatory write-downs of OREO. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated on an annual basis, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes — and any related adjustments — are generally recorded at the time such information is received. OREO, net of valuation allowance, was approximately $39,536 and $28,860 at

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

December 31, 2010 and 2009, respectively. OREO valuation adjustments have been recorded on certain OREO properties. These adjustments are included in OREO expense in the Company’s consolidated statements of operations.

Advertising

Advertising costs are generally charged to expense during the year in which they are incurred. Advertising expense was $930, $1,129, and $1,533, for the years ended December 31, 2010, 2009, and 2008, respectively.

Income taxes

The credit for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the credit for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized. At December 31, 2010 and 2009, the Company had a valuation allowance against its deferred tax assets (see Note 14).

Income tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the consolidated statements of operations.

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $95,000and $121,000 were held in trust as of December 31, 2010 and 2009, respectively.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is deemed probable and an amount of loss can be reasonably estimated.

Cash dividend restriction

Payment of dividends by the Company and the Bank is subject to restriction by state and federal regulators and the availability of retained earnings (see Note 20).

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

Preferred stock

The Company may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations, as determined by the Board. Preferred stock may be issued with or without voting rights, not to exceed one vote per share, and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2010 and 2009, there were no shares of preferred stock issued and outstanding.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and the change in net unrealized appreciation or depreciation in the fair value of investment securities available-for-sale, net of taxes.

New authoritative accounting guidance

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets” (ASU 2009-16). ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011, and management does not expect that the adoption of this disclosure requirement will have a significant effect on the Company’s future consolidated financial statements. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset” (ASU 2010-18), regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under FASB Accounting Standards Codification (ASC) Subtopic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality” (Subtopic 310-30). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors”. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. The adoption of ASU 2010-18 did not have a significant effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20) which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the reserve for loan losses and (iii) the changes and reasons for those changes in the reserve for loan losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its reserve for loan losses, and class of financing receivable, which is generally a disaggregation of portfolio segments. The required disclosures include, among other things, a rollforward of the reserve for loan losses, as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. The adoption of ASU 2010-20 did not have a significant effect on the Company’s consolidated financial statements. ASU No. 2011-01, “Receivables (Topic 310) —  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to TDRs to coincide with the effective date of a proposed ASU related to TDRs, which is currently expected to be effective for periods ending after June 15, 2011.

2.  Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB (approximately $5,898 and $16,331 at December 31, 2010 and 2009, respectively). Accordingly, the Bank complies with such requirements by holding cash on hand and maintaining average reserve balances on deposit with the FRB in accordance with such regulations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

3.  Investment securities

Investment securities at December 31, 2010 and 2009 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2010
Available-for-sale
U.S. Agency and non-agency mortgage-backed securities (MBS)	$100,673	$2,315	$649	$102,339
U.S. Agency asset-backed securities	11,707	643	151	12,199
Mutual fund	456	16	—	472
	$112,836	$2,974	$800	$115,010
Held-to-maturity
Obligations of state and political subdivisions	$1,806	$98	$—	$1,904
2009
Available-for-sale
U.S. Agency and non-agency MBS	$114,560	$2,793	$714	$116,639
U.S. Government and agency securities	7,500	—	19	7,481
Obligations of state and political subdivisions	1,478	120	—	1,598
U.S. Agency asset-backed securities	7,108	478	—	7,586
Mutual fund	440	11	—	451
	$131,086	$3,402	$733	$133,755
Held-to-maturity
Obligations of state and political subdivisions	$2,008	$135	$—	$2,143

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2010
U.S. Agency and non-agency MBS	$21,285	$499	$7,527	$150	$28,812	$649
U.S. Agency asset-backed securities	—	—	3,788	151	3,788	151
	$21,285	$499	$11,315	$301	$32,600	$800
2009
U.S. Agency and non-agency MBS	$22,931	$690	$2,581	$24	$25,512	$714
U.S. Government and agency securities	7,481	19	—	—	7,481	19
	$30,412	$709	$2,581	$24	$32,993	$733

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

3.  Investment securities  – (continued)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at December 31, 2010 and 2009 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded for the years ended December 31, 2010 and 2009.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2010, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Available-for-sale
Due after one year through five years	$450	$476
Due after five years through ten years	8,988	9,130
Due after ten years	102,942	104,932
Mutual fund	456	472
	$112,836	$115,010
Held-to-maturity
Due one year or less	$470	$477
Due after one year through five years	1,336	1,427
	$1,806	$1,904

Investment securities with a carrying value of approximately $102,652 and $85,457 at December 31, 2010 and 2009, respectively, were pledged or in the process of being pledged, to secure various borrowings and for other purposes as required or permitted by law.

The Company had no gross realized losses on sales of investment securities during the years ended December 31, 2010, 2009 and 2008. Gross realized gains on sales of investment securities during the years ended December 31, 2010, 2009 and 2008 are as disclosed in the accompanying consolidated statements of operations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

4.  Loans

Loans receivable (including loans held for sale) at December 31, 2010 and 2009 consisted of the following:

	2010		2009
	Amount	Percent	Amount	Percent
Commercial and industrial loans	$281,275	23.0%	$420,155	27.2%
Real estate:
Construction/lot	140,146	11.5	308,346	19.9
Mortgage	82,596	6.7	93,465	6.0
Commercial	675,371	55.2	675,728	43.7
Total real estate loans	898,113	73.4	1,077,539	69.6
Consumer loans	44,325	3.6	49,982	3.2
Total loans	1,223,713	100.0%	1,547,676	100.0%
Less:
Reserve for loan losses	46,668		58,586
Loans, net	$1,177,045		$1,489,090

Included in mortgage loans at December 31, 2010 and 2009 were approximately $150 and $411, respectively, in mortgage loans held for sale. In addition, the above loans are net of deferred loan fees of approximately $2,647 and $3,281 at December 31, 2010 and 2009, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the Boise, Idaho area), and, accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local economic conditions in such markets.

The Bank’s operations, like those of other financial institutions operating in the Bank’s market, are significantly influenced by various economic conditions including local economies, the strength of the local real estate market and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. Approximately 73% of the Bank’s loan portfolio at December 31, 2010 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. There has been a significant slow-down in the real estate markets due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. Recently, there have been tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate markets could materially and adversely affect the Bank’s business because a significant portion of the Bank’s loans are secured by real estate. The Bank’s ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the Bank would be more likely to suffer losses on defaulted loans. Consequently, the Bank’s results of operations and financial condition are dependent upon the general trends in the economy, and in particular, the local residential and commercial real estate markets. If there is a further decline in real estate values, the collateral for the Bank’s loans would provide less security. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

4.  Loans  – (continued)

specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies or defaults, could result in a higher level of nonperforming assets, net charge-offs and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2010 and 2009, the portion of these loans participated to third-parties (which are not included in the accompanying consolidated financial statements) totaled approximately $54,114 and $61,327, respectively.

5.  Reserve for loan losses

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as forecasted and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

With respect to loans to developers and builders that are secured by non-owner occupied properties, the Company generally requires the borrower to have an existing relationship with the Company and a historical record of successful projects. Construction loans are underwritten considering the feasibility of the project, independent “as-completed” appraisals, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and final property values associated with the completed project, and actual results may differ from these estimates. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved third-party long-term lenders, sales of the developed property or else may be dependent on an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential real estate loans are secured by first mortgages, and are exposed to the risk that the collateral securing these loans may fluctuate in value due to economic or individual performance factors.

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy than other loan types.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

5.  Reserve for loan losses  – (continued)

Consumer loans are loans made to purchase normal personal property, such as automobiles, boats, recreational vehicles, and motorcycles. The terms and rates will be established periodically by management. Consumer loans tend to be relatively small loans amounts that are spread across many individual borrowers, therefore minimizing the risk of loss.

Transactions in the reserve for loan losses and unfunded loan commitments for the years ended December 31, 2010, 2009 and 2008 were as follows:

Reserve for loan losses	2010	2009	2008
Balance at beginning of year	$58,586	$47,166	$33,875
Loan loss provision	24,000	134,000	99,593
Recoveries	9,112	3,745	1,980
Loans charged off	(45,030)	(126,325)	(88,282)
Balance at end of year	$46,668	$58,586	$47,166
Reserve for unfunded loan commitments
Balance at beginning of year	$704	$1,039	$3,163
Provision (credit) for unfunded loan commitments	237	(335)	(2,124)
Balance at end of year	$941	$704	$1,039
Reserve for credit losses
Reserve for loan losses	$46,668	$58,586	$47,166
Reserve for unfunded loan commitments	941	704	1,039
Total reserve for credit losses	$47,609	$59,290	$48,205

For purposes of analyzing loan portfolio credit quality and determining the reserve for loan losses, the Company determines loan portfolio segments and classes based on the nature of the underlying loan collateral.

The following table presents information, by portfolio segment, on the loans evaluated individually for impairment and collectively evaluated for impairment in the reserve for loan losses at December 31, 2010:

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial and industrial	$4,091	$7,932	$12,023	$24,067	$176,596	$200,663
Real estate secured:
Construction/lot	10	12,642	12,652	45,250	112,990	158,240
Mortgage	110	4,005	4,115	2,708	99,669	102,377
Commercial	2,664	11,871	14,535	58,799	655,947	714,746
Total real estate loans	2,784	28,518	31,302	106,757	868,606	975,363
Consumer loans	—	2,966	2,966	—	47,687	47,687
Unallocated	—	—	377	—	—	—
	$6,875	$39,416	$46,668	$130,824	$1,092,889	$1,223,713

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

5.  Reserve for loan losses  – (continued)

The Company uses credit risk ratings which reflect the Bank’s assessment of a loan’s risk or loss potential. The Bank’s credit risk rating definitions along with applicable borrower characteristics for each credit risk rating are as follows:

Acceptable

The borrower is a reasonable credit risk and demonstrates the ability to repay the loan from normal business operations. Loans are generally made to companies operating in sound industries and markets with a normal competitive environment. The borrower tends to be involved in regional or local markets with adequate market share. Financial performance has been consistent in normal economic times and has been average or better than average for its industry.

The borrower may have some vulnerability to downturns in the economy due to marginally satisfactory working capital and debt service cushion. Availability of alternate financing sources may be limited or nonexistent. In certain cases, management, although less experienced, is considered capable. Also, in some cases, management may have limited depth or continuity. An adequate primary source of repayment is identified while secondary sources may be illiquid, more speculative, less readily identified, or reliant upon collateral liquidation. Loan agreements will be well defined, including several financial performance covenants and detailed operating covenants. This category also includes commercial loans to individuals with average or better capacity to repay.

Watch

Loans are graded Watch when they have temporary situations which cause the level of risk to be increased until the situation has been corrected. These situations may involve one or more weaknesses that could, if not corrected within a short period of time, jeopardize the full repayment of the debt. In general, loans in this category remain adequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral.

Special Mention

A Special Mention credit has potential weaknesses that may, if not checked or corrected, weaken the loan or inadequately protect the Bank’s position at some future date. Loans in this category are currently protected but reflect potential problems that warrant more than the usual management attention but do not quite justify a Substandard classification.

Substandard

Substandard loans are those inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a high probability of payment default or they have other well defined weaknesses. They require more intensive supervision and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants.

Commercial real estate loans are classified Substandard when well defined weaknesses are present which jeopardize the orderly liquidation of the loan. Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected.

In addition, Substandard loans also include nonaccrual loans. Such loans bear all of the characteristics of Substandard loans described above, but with the added characteristic that the likelihood of full collection of interest and principal may be uncertain. Nonaccrual loans also consist of loans that may be adequately secured by collateral but the borrower is unable to maintain regularly scheduled interest payments.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

5.  Reserve for loan losses  – (continued)

The following table presents, by portfolio class, credit risk profile by internally assigned grades at December 31, 2010:

	Loan Grades				Total
	Acceptable	Watch	Special Mention	Substandard
Commercial and industrial	$140,186	$7,350	$12,158	$40,969	$200,663
Real estate secured:
Construction/lot	69,768	21,409	6,862	60,201	158,240
Mortgage	89,491	2,169	4,291	6,426	102,377
Commercial	536,999	53,846	43,531	80,370	714,746
Total real estate loans	696,258	77,424	54,684	146,997	975,363
Consumer loans	46,465	116	637	469	47,687
	$882,909	$84,890	$67,479	$188,435	$1,223,713

The following table presents, by portfolio class, an age analysis of past due loans at December 31, 2010:

	30 – 89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial and industrial	$2,129	$13,194	$15,323	$185,340	$200,663
Real estate secured:
Construction/lot	2,611	29,671	32,282	125,958	158,240
Mortgage	1,070	1,495	2,565	99,812	102,377
Commercial	22,020	16,599	38,619	676,127	714,746
Total real estate loans	25,701	47,765	73,466	901,897	975,363
Consumer loans	157	—	157	47,530	47,687
	$27,987	$60,959	$88,946	$1,134,767	$1,223,713

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at December 31, 2010 and 2009.

Total impaired loans at December 31, 2010 and 2009 were as follows:

	2010	2009
Impaired loans with an associated allowance	$52,004	$114,039
Impaired loans without an associated allowance	78,820	33,543
Total recorded investment in impaired loans	$130,824	$147,582
Amount of the reserve for loan losses allocated to impaired loans	$6,875	$106

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

5.  Reserve for loan losses  – (continued)

The following table presents information related to impaired loans, by portfolio class, at December 31, 2010:

	Impaired loans			Unpaid principal balance	Related allowance
	With a related allowance	Without a related allowance	Total recorded balance
Commercial and industrial loans	$10,757	$13,310	$24,067	$24,898	$4,091
Real estate secured:
Construction/lot	273	44,977	45,250	66,563	10
Mortgage	756	1,952	2,708	5,047	110
Commercial	40,218	18,581	58,799	65,818	2,664
Total real estate loans	41,247	65,510	106,757	137,428	2,784
	$52,004	$78,820	$130,824	$162,326	$6,875

The average recorded investment in impaired loans was approximately $144,000 and $157,000 for the years ended December 31, 2010 and 2009, respectively. Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2010, 2009, and 2008 was insignificant.

At December 31, 2010, and 2009, the Company had remaining commitments to lend on loans accounted for as TDRs of $95 and $328, respectively.

The following table presents information with respect to non-performing assets at December 31, 2010 and 2009:

	2010	2009
Loans on nonaccrual status	$80,997	$132,110
Loans past due 90 days or more but not on nonaccrual status	7	—
OREO	39,536	28,860
Total non-performing assets	$120,540	$160,970

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

5.  Reserve for loan losses  – (continued)

The following table presents information with respect to the Company’s non-performing assets, by portfolio class, at December 31, 2010:

2010
Loans accounted for on a nonaccrual basis:
Commercial and industrial loans	$15,892
Real estate:
Construction/lot	44,830
Mortgage	1,952
Commercial	18,323
Total real estate loans	65,105
Total non-accrual loans	80,997
Accruing loans which are contractually past due 90 days or more	7
Total of nonaccrual and 90 days past due loans	81,004
OREO	39,536
Total non-performing assets(1)	$120,540
TDR loans on accrual status(2)	$43,283
Nonaccrual and 90 days or more past due on loans as a percentage of loans	6.62%
Nonaccrual and 90 days or more past due loans as a percentage of total assets	4.72%
Non-performing assets as a percentage of total assets	7.02%
Total loans(3)	$1,223,713
Total assets	$1,716,458

(1)	Does not include TDR loans on accrual status.
(2)	Does not include TDR loans totaling $19,539 reported as nonaccrual.
(3)	Includes loans held for sale and is before the reserve for loan losses.

At December 31, 2010, the Bank had approximately $191,216 in outstanding commitments to extend credit, compared to approximately $288,749 at December 31, 2009.

6.  Mortgage banking activities

Prior to 2010, the Bank sold a predominant share of the mortgage loans it originated into the secondary market. However, it retained the right to service loans sold to the Federal National Mortgage Association (FNMA) with principal balances totaling approximately $543,000 and $512,000 at December 31, 2009 and 2008, respectively. These mortgage loan balances were not included in the Company’s consolidated balance sheets.

In late 2009, FNMA informed the Bank that — as a result of the Bank’s capital ratios falling below contractual requirements — the Bank no longer qualified as a FNMA designated mortgage loan seller or servicer and that the Bank had until December 31, 2009 to improve its capital ratios to meet FNMA’s requirements. As of December 31, 2009, the Bank had not met such requirements, and, accordingly, FNMA has terminated the Bank’s rights to originate and sell mortgage loans directly to FNMA. In addition, in 2010 FNMA terminated its mortgage servicing agreement with the Bank, and the Bank was no longer allowed to service FNMA loans. As a result of such actions, in April 2010, the Bank sold its MSRs, discontinued directly servicing mortgage loans that it originates, and now sells originations “servicing released”. “Servicing

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

6.  Mortgage banking activities  – (continued)

released” means that whoever the Bank sells the loan to will service or arrange for servicing of the loan. In connection with the sale of the Bank’s MSRs, the Bank entered into an agreement with FNMA. Under the terms of this agreement, management believes that the Bank will have no further recourse liability or obligation to FNMA in connection with the Bank’s original mortgage sales and servicing agreement with FNMA or any other recourse obligations to FNMA. The Bank recorded a loss on the sale of its MSRs of approximately $400, which is included in other noninterest expenses in the Company’s consolidated statement of operations for the year ended December 31, 2010.

MSRs are included in accrued interest and other assets in the accompanying consolidated balance sheet as of December 31, 2009. MSRs were carried at the lower of origination value less accumulated amortization, or current fair value. At December 31, 2009, the estimated fair value of the Company’s MSRs was approximately $4,229, and the net carrying value of MSRs was $3,947.

Transactions in the Company’s MSRs for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Balance at beginning of year	$3,947	$3,605	$3,756
Additions	25	1,873	989
Amortization	(378)	(1,531)	(1,140)
Sale of MSRs	(3,594)	—	—
Balance at end of year	$—	$3,947	$3,605

Mortgage banking income, net, consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Origination and processing fees	$410	$1,951	$1,363
Gains on sales of mortgage loans, net	58	1,054	583
Servicing fees	541	1,353	1,294
Amortization	(378)	(1,531)	(1,140)
Mortgage banking income, net	$631	$2,827	$2,100

7.  Premises and equipment

Premises and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Land	$9,148	$9,148
Buildings and leasehold improvements	30,355	30,420
Furniture and equipment	13,895	15,094
	53,398	54,662
Less accumulated depreciation and amortization	18,117	17,295
Premises and equipment, net	$35,281	$37,367

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

8.  CDI

Net unamortized CDI totaled $4,912 and $6,388 at December 31, 2010 and 2009, respectively. Amortization expense related to the CDI during the years ended December 31, 2010, 2009 and 2008 totaled $1,476, $1,533 and $1,581, respectively.

At December 31, 2010, the forecasted CDI annual amortization expense for future years is as follows:

2011	$1,476
2012	1,476
2013	1,476
2014	484
$4,912

The consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

9.  OREO

Transactions in the Company’s OREO for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Balance at beginning of year	$28,860	$52,727	$9,765
Additions	38,860	26,059	55,760
Dispositions	(17,565)	(49,036)	(7,458)
Change in valuation allowance	(10,619)	(890)	(5,340)
Balances at end of year	$39,536	$28,860	$52,727

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at beginning of year	$6,230	$5,340	$—
Additions to the valuation allowance	12,547	17,981	5,460
Reductions due to sales of OREO	(1,928)	(17,091)	(120)
Balance at end of year	$16,849	$6,230	$5,340

The following table summarizes OREO expenses for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Operating costs	$2,000	$1,655	$2,742
Net losses on dispositions	69	3,504	240
Increases in valuation allowance	12,547	17,981	5,460
Total	$14,616	$23,140	$8,442

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

10.  Time deposits

Time deposits in amounts of $100 or more aggregated approximately $388,000 and $280,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled annual maturities of all time deposits were approximately as follows:

2011	$360,630
2012	99,725
2013	31,889
2014	7,966
2015	4,720
Thereafter	10,685
$515,615

The Bank is currently restricted under the terms of a regulatory order from accepting or renewing brokered deposits (see Note 20). At December 31, 2010, the Bank did not have any wholesale brokered deposits; whereas, at December 31, 2009, the Bank had $116,476 of wholesale brokered deposits. In addition, the Bank utilizes the Certificate of Deposit Registry Program (CDARSTM) to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance. At December 31, 2010 and 2009, local relationship-based reciprocal CDARS deposits — which are also technically classified as brokered deposits — totaled $7,919 and $47,287, respectively.

In addition, the Bank’s internet listing service deposits at December 31, 2010 and 2009 totaled $293,328 and $195,077, respectively, and are included in the above schedule of time deposits. Such deposits are generated by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In January and February of 2011 the Bank exercised its option to call approximately $170,000 of its internet deposits. These time deposits had rates ranging from 0.50% to 2.00% and maturities ranging from March 2011 to January 2013.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

11.  Junior subordinated debentures

The Company has established four subsidiary grantor trusts for the purpose of issuing trust preferred securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2,058 at both December 31, 2010 and 2009, is included in accrued interest and other assets in the accompanying consolidated balance sheets.

The TPS are subordinated to any other borrowings of the Company, and no principal payments are required until the related maturity dates. In addition, on April 27, 2009, the Board elected to defer payment of interest on the TPS, as allowed under the TPS agreements. Accrued interest on the TPS at December 31, 2010 and 2009 was $3,735 and $1,704, respectively, and is included in accrued interest and other liabilities in the accompanying consolidated balance sheets. The significant terms of each individual trust are as follows:

Issuance Trust	Issuance date	Maturity date	Junior subordinated debentures(A)	Interest rate	Effective rate at December 31, 2010
Cascade Bancorp Trust I	12/31/2004	3/15/2035	$20,619	3-month LIBOR + 1.80%(C)	2.102%
Cascade Bancorp Statutory Trust II	3/31/2006	6/15/2036	13,660	6.619%(B)	6.619%
Cascade Bancorp Statutory Trust III	3/31/2006	6/15/2036	13,660	3-month LIBOR + 1.33%(C)	1.632%
Cascade Bancorp Statutory Trust IV	6/29/2006	9/15/2036	20,619	3-month LIBOR + 1.54%(C)	1.842%
Totals			$68,558	Weighted- average rate	2.830%

(A)	The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the related trusts. The Company’s obligations under the Debentures and related agreements, taken together, constitute a full and irrevocable guarantee by the Company of the obligations of the trusts.
(B)	The Debentures bear a fixed quarterly interest rate for 20 quarters, at which time the rate begins to float on a quarterly basis based on the three-month London Inter-Bank Offered Rate (LIBOR) plus 1.33% thereafter until maturity.
(C)	The three-month LIBOR in effect as of December 31, 2010 was 0.30156%.

In accordance with industry practice, the Company’s liability for the common securities has been included with the Debentures in the accompanying consolidated balance sheets. Management believes that at December 31, 2010 and 2009, the TPS meet applicable regulatory guidelines to qualify as Tier I capital in the amount of $3.3 million and $14.5 million, respectively (see Note 20).

In January 2011, the TPS, Debentures and all related accrued interest were retired in connection with the completion of the Company’s Capital Raise (see Note 1). In connection with such retirement, the related trusts were also terminated.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

12.  Other borrowings

The Bank is a member of the FHLB. As a member, the Bank has a committed line of credit up to 17% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At December 31, 2010 and 2009, the Bank had outstanding borrowings under the committed lines of credit totaling $195,000 with maturities at December 31, 2010 ranging from 2011 to 2017 and bearing a weighted-average rate of 1.87%. In addition, at December 31, 2010, the Bank had $98,000 in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank, which is a reduction to the available line of credit with the FHLB. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities and loans. At December 31, 2010, the Bank had a minimal amount of remaining available borrowings from the FHLB, based on eligible collateral. There can be no assurance that future advances will be allowed by the FHLB (see Note 20).

At December 31, 2010, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2011	$50,000
2012	85,000
2013	—
2014	10,000
2015	25,000
Thereafter	25,000
$195,000

In February 2011, the Company elected to prepay FHLB advances totaling $40,000 (with maturities ranging from April 2011 through December 2011, and rates ranging from 0.59% to 0.83% at the time of prepayment) and incurred prepayment penalties totaling approximately $97. In December 2009, the Company elected to repay FHLB advances totaling approximately $48,500 (with maturities ranging from September 2010 to May 2025, and rates ranging from 1.87% to 6.62%) and receive two advances from the FHLB totaling $20,000 each. These advances mature in December 2011 and June 2012 at interest rates of one-month LIBOR plus a margin of 0.33% and prime rate minus a margin of 2.45%, respectively. In connection with the early repayment of the advances, the Company incurred prepayment penalties in 2009 totaling $2,081.

At December 31, 2010, the Bank had no borrowings outstanding with the FRB and had approximately $55,006 in available short-term borrowings, collateralized by certain of the Bank’s loans and securities. In 2009, the Bank participated in the Treasury Tax and Loan (TT&L) program of the federal government, with access to this funding source limited to $300 and fully at the discretion of the U.S. Treasury. Of the total available FRB borrowings at December 31, 2009, the Bank had approximately $207 in total borrowings outstanding from the FRB that consisted of TT&L overnight borrowings at an interest rate of 0.25%.

At December 31, 2010 and 2009, the Bank had $41,000 of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (TLGP). These borrowings mature on February 12, 2012, and bear a weighted-average rate of 2.02% (exclusive of net issuance costs which are being amortized on a straight-line basis over the term of the debt, and a 1.00% per annum FDIC insurance assessment applicable to TLGP debt).

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

13.  Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2010 and 2009, the Bank had no material commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Company follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments which are used to meet the financing needs of its customers is approximately as follows at December 31, 2010 and 2009:

	2010	2009
Commitments to extend credit	$164,542	$253,362
Commitments under credit card lines of credit	26,257	28,455
Standby letters of credit	3,013	6,932
Total off-balance sheet financial instruments	$193,812	$288,749

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

13.  Commitments, guarantees and contingencies  – (continued)

credit agreement. At December 31, 2010 and 2009, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.

Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2010, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2011	$1,944
2012	1,869
2013	1,537
2014	1,063
2015	864
Thereafter	5,249
$12,526

Total rental expense was approximately $2,222, $2,395 and $2,528 in 2010, 2009 and 2008, respectively.

Litigation

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities, including numerous matters related to loan collections and foreclosures. In the opinion of management, the ultimate disposition of these legal actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2010.

On August 18, 2010, the Bank was sued in an asserted class action lawsuit. The lawsuit alleges that, in 2004, F&M (acquired by the Bank in 2006), acting as trustee, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23,500. Recovery is sought on claims of breach of the indentures, breach of fiduciary duty, and conversion. In November 2010, the lawsuit was dismissed in federal court due to a lack of jurisdiction; however, the parties have subsequently entered into non-binding mediation related to this matter.

In addition, in November 2010 a bankruptcy trustee filed an adversary proceeding against the Bank. The bankruptcy trustee claims the Bank violated the automatic stay by taking control of approximately $250 in the bankrupt entity’s accounts shortly after the bankruptcy filing, and, as a result, claims that the Bank owes sanctions and damages. The bankruptcy court has scheduled a status conference in the adversary proceeding for May 2011.

While the outcome of these actions cannot be predicted with certainty, based on management’s review, management believes that the lawsuit and the adversary proceedings are without merit and plans to vigorously pursue its defenses. Management also believes that if any liability were to result, it would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository, the assessment attributable to all public depositories is allocated on a pro rata basis in

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

13.  Commitments, guarantees and contingencies  – (continued)

proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged letters of credit issued by the FHLB which collateralizes public deposits not otherwise insured by FDIC. At December 31, 2010 there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company. Management believes that under the terms of such agreements, the Capital Raise (see Note 1) did not meet the criteria to qualify as a change in control.

14.  Income taxes

The credit for income taxes for the years ended December 31, 2010, 2009 and 2008 was approximately as follows:

	2010	2009	2008
Current:
Federal	$216	$(42,113)	$(11,915)
State	330	360	479
	546	(41,753)	(11,436)
Deferred	(10,027)	22,168	(11,870)
Credit for income taxes	$(9,481)	$(19,585)	$(23,306)

The credit for income taxes results in effective tax rates which are different than the federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Expected federal income tax credit at statutory rates	$(8,097)	$(47,045)	$(55,255)
State income taxes, net of federal effect	(1,240)	(7,090)	(2,860)
Effect of nontaxable income, net	(311)	(441)	(509)
Valuation allowance for deferred tax assets	598	35,517	—
Goodwill impairment	—	—	35,830
Other, net	(431)	(526)	(512)
Credit for income taxes	$(9,481)	$(19,585)	$(23,306)

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

14.  Income taxes  – (continued)

The significant components of the net deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$20,183	$24,195
Deferred benefit plan expenses, net	6,392	6,252
Federal and state net operating loss carryforwards	14,711	7,878
Tax credit carryforwards	1,589	1,493
Allowance for losses on OREO	8,015	3,305
Accrued interest on non-accrual loans	1,208	685
Other	610	641
Deferred tax assets	52,708	44,449
Valuation allowance for deferred tax assets	(36,115)	(35,517)
Deferred tax assets, net of valuation allowance	16,593	8,932
Deferred tax liabilities:
Accumulated depreciation and amortization	1,870	1,973
Deferred loan fees	1,350	1,646
Purchased intangibles related to F&M and CBGP	1,796	2,298
FHLB stock dividends	580	580
Net unrealized gains on investment securities available-for-sale	826	1,015
MSRs	—	1,590
Other	970	845
Deferred tax liabilities	7,392	9,947
Net deferred tax assets (liabilities)	$9,201	$(1,015)

At December 31, 2010, the Company had a deferred tax asset of $6,111 for a federal net operating loss carry-forward which will expire in 2030 and a deferred tax asset of $525 for federal tax credits which will expire at various dates from 2028 to 2030. At December 31, 2010, the Company had a deferred tax asset of $8,600 for state net operating loss carry-forwards which will expire at various dates from 2014 to 2030 and a deferred tax asset of $1,064 for state tax credits which will expire at various dates from 2013 to 2018. During 2010, the Company received total refunds of $43,613 related to carry-backs of federal net operating losses incurred in 2009 and 2008.

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $36,115 and $35,517, respectively. Management determined the amount of the valuation allowance at December 31, 2010 and 2009 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The decrease in the valuation allowance and resulting benefit for deferred income taxes of $10,027 for the year ended December 31, 2010 was the result of expected future taxable income resulting from the gain on the retirement of the Debentures in January 2011 (see Notes 1 and 11). The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

14.  Income taxes  – (continued)

The Company files a U.S. federal income tax return, state income tax returns in Idaho and Oregon, and local income tax returns in various jurisdictions. The Internal Revenue Service (IRS) has audited the 2008 and 2009 federal income tax returns. The IRS issued a final audit report related to the 2008 audit in 2010. The IRS issued a preliminary audit report in the fourth quarter of 2010 related to the 2009 audit; however, the 2009 audit remains subject to Joint Committee approval which is expected in 2011. Based on the preliminary IRS audit report, an estimated liability of $743 has been recorded at December 31, 2010 related to the 2009 audit, and is included in accrued interest and other liabilities in the accompanying 2010 consolidated balance sheet. The state and local returns remain open to examination for 2007 and all subsequent years.

The Company has evaluated its income tax positions as of December 31, 2010 and 2009. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of operations. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2010, 2009 or 2008.

15.  Basic and diluted loss per common share

The Company’s basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents (primarily stock options and nonvested restricted stock).

The numerators and denominators used in computing basic and diluted loss per common share for the years ended December 31, 2010, 2009 and 2008 can be reconciled as follows:

	Net loss (numerator)	Weighted- average shares (denominator)	Per-share amount
2010
Basic and diluted loss per common share	$(13,655)	2,804,831	$(4.87)
Common stock equivalent shares excluded due to antidilutive effect		48,141
2009
Basic and diluted loss per common share	$(114,829)	2,800,111	$(41.01)
Common stock equivalent shares excluded due to antidilutive effect		12,319
2008
Basic and diluted loss per common share	$(134,566)	2,793,574	$(48.20)
Common stock equivalent shares excluded due to antidilutive effect		23,613

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

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

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2010 and 2009 was approximately as follows:

	2010	2009
Balance at beginning of year	$1,078	$1,161
Additions	1,001	443
Repayments	(1,220)	(526)
Retirement of Board member	(265)	—
Balance at end of year	$594	$1,078

In addition, during the years ended December 31, 2009 and 2008, the Company incurred legal fees of approximately $446 and $47 to firms in which certain directors were partners. Such legal fees were insignificant for the year ended December 31, 2010.

17.  Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions related to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of five years. The Company made no contributions to the Plan for 2010, and, accordingly, no amounts were charged to operations under the Plan for 2010. Total amounts charged to operations under the Plan were approximately $197 and $1,078 for the years ended December 31, 2009 and 2008, respectively.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

17.  Benefit plans  – (continued)

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2010 and 2009 was approximately $7,816 and $7,530, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $25,654 and $26,105 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $3,701 and $4,481, respectively. During January 2010, two Board members withdrew an aggregate of approximately $386 from their deferred compensation accounts. During 2009, the same two Board members received withdrawals from their deferred compensation accounts aggregating a total of approximately $400. All such withdrawals were pre-approved by the FDIC. The amount of expense charged to operations in 2010, 2009 and 2008 related to the deferred compensation plans was approximately $1,360, $1,385 and $1,495, respectively. As of December 31, 2010 and 2009, the liabilities related to the salary continuation and SERP plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $9,948 and $8,827, respectively. The amount of expense charged to operations in 2010, 2009 and 2008 for the salary continuation, SERP and fee continuation plans was approximately $1,271, $1,257 and $1,356, respectively. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the BOLI policies.

18.  Stock-based compensation plans

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board or the Compensation Committee of the Board (the Compensation Committee). In addition, on April 28, 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan). The 2008 Plan authorized the Board to issue up to an additional 100,000 shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NSOs)), restricted stock, restricted stock units, stock appreciation rights and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate and retain employees, executive officers, non-employee directors and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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

At December 31, 2010, 41,409 shares reserved under the stock-based compensation plans were available for future grants.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

18.  Stock-based compensation plans  – (continued)

During 2010, the Company granted 77,075 stock options with a weighted-average grant date fair value of approximately $4.30 per option. The Company did not grant any stock options in 2009, but did grant 40,013 stock options in 2008 with a weighted-average grant date fair value of approximately $23.60 per option. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2010 and 2008:

	2010	2008
Dividend yield	0.0%	3.9%
Expected volatility	78.1%	32.0%
Risk-free interest rate	3.1%	3.0%
Expected option lives	8 years	7 years

The dividend yield was based on historical dividend information. The expected volatility was based on the historical volatility of the Company’s common stock price. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules and historical exercise and forfeiture patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly-traded options — and because changes in the subjective input assumptions can materially affect the fair value estimates — in the opinion of the Company’s management, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The following table presents the activity related to options under all plans for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price
Balance at beginning of year	99,062	$121.80	108,909	$120.50	75,109	$133.40
Granted	77,075	5.71	—	—	40,013	100.60
Exercised	—	—	—	—	(1,151)	56.70
Cancelled	(19,615)	92.49	(9,847)	115.40	(5,062)	153.90
Balance at end of year	156,522	$68.26	99,062	$121.80	108,909	$120.50
Exercisable at end of year	54,806		52,666		52,065

Stock-based compensation expense related to stock options for the years ended December 31, 2010, 2009 and 2008 was approximately $399, $593 and $676, respectively. As of December 31, 2010, unrecognized compensation cost related to nonvested stock options totaled $289, which is expected to be recognized over the next two years.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

18.  Stock-based compensation plans  – (continued)

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2010 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price
Under $50.00	80,112	$9.10	8.5	6,437	$48.00
$50.01 – $80.00	8,446	67.27	1.0	8,246	68.90
$80.01 – $120.00	40,309	97.88	5.5	12,984	90.70
$120.01 – $160.00	13,406	135.52	3.3	13,406	135.52
$160.01 – $220.00	3,920	206.35	5.1	3,404	206.22
$220.01 – $271.14	10,329	271.14	6.1	10,329	271.14
	156,522	$68.17	4.9	54,806	$134.55

As of December 31, 2010, unrecognized compensation cost related to nonvested restricted stock totaled approximately $161, which is expected to be recognized over the next two years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2010, 2009 and 2008 was $447, $665 and $890, respectively. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2010:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of December 31, 2009	13,174	$146.80
Granted	37,800	5.66
Vested	(1,911)	8.30
Canceled	(1,377)	3.73
Nonvested as of December 31, 2010	47,686	$34.96

Nonvested restricted stock is scheduled to vest over periods ranging from one to five years from the grant dates, with a weighted-average remaining vesting term of 1.9 years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

The Company has also granted awards of restricted stock units (RSUs). An RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the years ended December 31, 2010, 2009 and 2008. There was no unrecognized compensation cost related to RSUs at December 31, 2010 and 2009, as all RSUs were fully-vested. There were no RSUs granted or cancelled during the year ended December 31, 2010. At December 31, 2010 and 2009, there were 1,181 fully-vested RSUs outstanding, with a weighted-average grant date fair value of $40.72 per share.

During February 2011, the Company granted 14,520 additional shares of restricted stock with an aggregate fair value of approximately $15 that were immediately 100% vested.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

19.  Fair value measurements

ASC Topic 820 establishes a hierarchy for determining fair value measurements, includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

•	Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets — that the Company has the ability to access at the measurement date — for identical assets or liabilities. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Significant other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs derived principally from, or corroborated by, observable market data by correlation or other means.
•	Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the consolidated balance sheet date may differ significantly from the amounts presented herein.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring or nonrecurring basis, as well as the general classification of such instruments pursuant to valuation hierarchy:

Investment securities available-for-sale:  Where quoted prices for identical assets are available in an active market, investment securities available-for-sale are classified within level 1 of the hierarchy. If quoted market prices for identical securities are not available, then fair values are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows. The Company has categorized its investment securities available-for-sale as level 2, since a majority of such securities are MBS which are mainly priced in this latter manner.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

19.  Fair value measurements  – (continued)

Impaired loans:  In accordance with GAAP, loans measured for impairment are reported at estimated fair value, including impaired loans measured at an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuations which are then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.

OREO:  The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value. Since many recent real estate sales could be termed “distressed sales”, and since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates. Estimated costs to sell OREO were based on standard market factors. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

At December 31, 2010 and 2009, the Company had no financial liabilities — and no non-financial assets or non-financial liabilities — measured at fair value on a recurring basis. The Company’s only financial assets measured at fair value on a recurring basis at December 31, 2010 and 2009 were as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2010
Investment securities available-for-sale	$—	$115,010	$—
2009
Investment securities available-for-sale	$—	$133,755	$—

Certain financial assets, such as impaired loans, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). Certain non-financial assets are also measured at fair value on a non-recurring basis. These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments, and OREO. At December 31, 2010 and 2009, the Company had no financial liabilities or non-financial liabilities measured at fair value on a non-recurring basis.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

19.  Fair value measurements  – (continued)

The following table represents the assets measured at fair value on a nonrecurring basis at December 31, 2010 and 2009:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2010
Impaired loans with specific valuation allowances	$—	$—	$45,129
Other real estate owned		—	39,536
	$—	$—	$84,665
2009
Impaired loans with specific valuation allowances	$—	$—	$113,933
Other real estate owned		—	28,860
	$—	$—	$142,793

The Company did not change the methodology used to determine fair value for any financial instruments during the years ended December 31, 2010 and 2009. In addition, the Company did not have any transfers between level 1, level 2, or level 3 during these periods.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2010 and 2009.

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

FHLB stock:  The carrying amount approximates the estimated fair value of this investment.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

19.  Fair value measurements  – (continued)

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using December 31, 2010 and 2009 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are estimated using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the estimated fair value of the loan’s collateral (if collateral dependent) as described above.

BOLI:  The carrying amount approximates the estimated fair value of these instruments.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2010 and 2009 rates offered on those instruments.

Junior subordinated debentures, other borrowings and TLGP senior unsecured debt:  The fair value of the Bank’s junior subordinated debentures has been adjusted to reflect the exchange of such debentures for cash (see Notes 1 and 11). The fair value of other borrowings (including federal funds purchased, if any) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s December 31, 2010 and 2009 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit:  The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2010 and 2009 were approximately as follows:

	2010		2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$271,264	$271,264	$359,322	$359,322
Investment securities:
Available-for-sale	115,010	115,010	133,755	133,755
Held-to-maturity	1,806	1,904	2,008	2,143
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,177,045	1,173,304	1,489,090	1,483,232
BOLI	33,470	33,470	33,635	33,635
Financial liabilities:
Deposits	1,376,899	1,380,965	1,815,348	1,819,103
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	304,558	256,499	304,765	256,814

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk- based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Company and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At December 31, 2010 and 2009, the Company and the Bank did not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations.

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

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision and to assure that its reserve for loan losses is maintained at an appropriate level. As of December 31, 2010, the Bank had failed to comply with certain requirements of the Order.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2010 the requirement relating to increasing the Bank’s Tier 1 leverage ratio had not been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of December 31, 2010, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital had not been met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

20.  Regulatory matters  – (continued)

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. At December 31, 2010, the Bank’s primary liquidity ratio was 23.34%.

In addition, pursuant to the Order, the Bank must retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its Board or to employ any new senior executive officer. Under the Order, the Bank’s Board must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Order also restricts the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

As of December 31, 2010, the Bank was unable to implement certain measures of the Order in the time frame provided, particularly those related to raising capital levels. However, as of the completion of the $177,000 Capital Raise on January 28, 2011, management believes the Bank has complied with all of the capital requirements of the Order, including the requirements that the amount of classified loans as of the ROE be reduced to no more than 75% of capital. However, the Order remains in place until lifted by the FDIC and DFCS, and, therefore, the Bank remains subject to the requirements and restrictions set forth therein.

On October 26, 2009, the Company entered into a written agreement with the FRB and DFCS (the Written Agreement), which requires the Bank to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bank is required to develop and submit for approval, a plan to maintain sufficient capital at the Company and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009, and, as of December 31, 2010 the Company failed to meet the requirements of the Written Agreement tied to increasing capital. However, as of the completion of the Capital Raise on January 28, 2011, management believes that the Company is in compliance with regulatory capital-related terms of the Written Agreement.

As outlined in the table below, as of December 31, 2010 and 2009, the Company and the Bank failed to meet the minimum regulatory requirements for an “adequately capitalized” institution and had therefore not complied with the terms of the Order and Written Agreement to bring its capital ratios to the targeted levels.

The Bank’s and Company’s actual and required capital amounts and ratios are presented in the following tables. The Company’s ratios are substantially below those of the Bank because regulatory calculations disallow portions of TPS from inclusion of capital at the Company level, but it is included as Tier 1 capital at the Bank level.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

20.  Regulatory matters  – (continued)

The Company’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2010:
Tier 1 leverage (to average assets)	$7,158	0.4%	$70,257	4.0%	$87,821	5.0%
Tier 1 capital (to risk-weighted assets)	7,158	0.5	53,451	4.0	80,176	6.0
Total capital (to risk-weighted assets)	14,316	1.1	106,902	8.0	133,627	10.0
December 31, 2009:
Tier 1 leverage (to average assets)	$24,637	1.1%	$88,563	4.0%	$110,704	5.0%
Tier 1 capital (to risk-weighted assets)	24,637	1.5	66,754	4.0	100,132	6.0
Total capital (to risk-weighted assets)	49,274	3.0	133,509	8.0	166,886	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2010:
Tier 1 leverage (to average assets)	$75,662	4.3%	$70,145	4.0%	$175,364	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	75,662	5.7	53,497	4.0	80,245	6.0
Total capital (to risk-weighted assets)	92,768	6.9	106,993	8.0	133,742	10.0
December 31, 2009:
Tier 1 leverage (to average assets)	$82,847	3.8%	$88,629	4.0%	$110,787	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	82,847	5.0	66,664	4.0	99,996	6.0
Total capital (to risk-weighted assets)	104,159	6.3	133,328	8.0	166,660	10.0

(1)	Pursuant to the Order, in order to be deemed “well capitalized”, the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

20.  Regulatory matters  – (continued)

As discussed above, on January 28, 2011, the Company announced its successful completion of the Capital Raise. Accordingly, the Company’s and the Bank’s December 31, 2010 pro forma capital ratios are in excess of the regulatory requirements for a “well capitalized” bank pursuant to the Order, and, as of the completion of the Capital Raise, management believes that the Bank has complied with the capital requirements of the Order (see Note 1).

The following table provides un-audited pro forma information related to the Company’s and Bank’s regulatory capital ratios as of December 31, 2010 to illustrate the estimated impact of the Capital Raise on these ratios retroactive to December 31, 2010. This pro forma information assumes the Company down-streamed approximately $150,000 of the net proceeds from the Capital Raise to the Bank in the form of Tier I capital as of December 31, 2010.

	Pro forma		Regulatory standards
Regulatory Capital Ratios	Capital	Ratios	Adequately capitalized	Well capitalized
Company:
Tier 1 leverage	$206,595	10.8%	4.0%	5.0%
Tier 1 capital	206,595	15.5	4.0	6.0
Total capital	223,306	16.7	8.0	10.0
Bank:
Tier 1 leverage	$228,021	12.0%	4.0%	10.0	%(1)
Tier 1 capital	228,021	17.1	4.0	6.0
Total capital	244,746	18.3	8.0	10.0

(1)	Pursuant to the Order, in order to be deemed “well capitalized”, the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

21.  Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$343	$2,663
Investment in subsidiary	81,462	88,750
Other assets	2,228	2,223
Total assets	$84,033	$93,636
Liabilities and stockholders’ equity:
Junior subordinated debentures	$68,558	$68,558
Other liabilities	5,419	1,760
Stockholders’ equity	10,056	23,318
Total liabilities and stockholders’ equity	$84,033	$93,636

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009	2008
Income:
Interest and dividend income	$6	$5	$18
Gains on sales of investment securities available-for-sale	—	—	115
Total income	6	5	133
Expenses:
Administrative	1,071	1,569	1,945
Interest	2,031	2,287	3,466
Other	587	538	621
Total expenses	3,689	4,394	6,032
Net loss before credit for income taxes, dividends from the Bank and equity in undistributed net losses of subsidary	(3,683)	(4,389)	(5,899)
Credit for income taxes	—	1,669	2,283
Net loss before dividends from the Bank and equity in undistributed net losses of subsidiary	(3,683)	(2,720)	(3,616)
Dividends from the Bank	—	—	6,900
Equity in undistributed net loss of subsidiary	(9,972)	(112,109)	(137,850)
Net loss	$(13,655)	$(114,829)	$(134,566)

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Dollars in thousands, except per share amounts)

21.  Parent company financial information  – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(13,655)	$(114,829)	$(134,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dividends from the Bank	—	—	6,900
Equity in undistributed net loss of subsidiary	9,972	112,109	130,950
Gains on sales of investment securities available-for-sale	—	—	(115)
Stock-based compensation expense	846	1,258	1,566
Increase in other assets	(5)	(6)	(4)
(Decrease) increase in other liabilities	669	1,564	(49)
Net cash provided by (used in) operating activities	(2,173)	96	4,682
Cash flows provided by investing activities:
Proceeds from sales of investment securities available-for-sale	—	—	425
Cash flows from financing activities:
Tax effect of nonvested restricted stock	(147)	(130)	—
Cash dividends paid	—	—	(6,158)
Proceeds from stock options exercised	—	—	67
Tax cost from non-qualified stock options exercised	—	—	(297)
Net cash used by financing activities	(147)	(130)	(6,388)
Net decrease in cash and cash equivalents	(2,320)	(34)	(1,281)
Cash and cash equivalents at beginning of year	2,663	2,697	3,978
Cash and cash equivalents at end of year	$343	$2,663	$2,697

These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES
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

Changes in Internal Controls

During 2010, the Company had no changes to identified internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those mentioned below resulting from our previous material weakness.

Management’s Report on Internal Control Over Financial Reporting

Management of Cascade Bancorp and its subsidiary, Bank of the Cascades (“the Bank”) (collectively, “the Company”), is responsible for preparing the Company’s annual consolidated financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in the conformity with both accounting principles generally accepted in the United States and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Company’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

It is also management’s responsibility to ensure satisfactory compliance with all designated laws and regulations, and in particular, those laws and regulations concerning loans to insiders and dividend restrictions.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with both generally accepted accounting principles and call report instructions as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment as of December 31, 2010, the Company did not maintain effective internal controls over financial reporting due the existence of a material weakness in internal controls. The following more fully describes the control deficiency that led to management’s conclusion:

•	In connection with a 2010 examination by banking regulators of the Bank, management received additional information from the regulators in July 2010, which required the Bank to revise its estimate of the reserve for loan losses and resulted in a restatement of the Company’s 2009 consolidated financial statements. Accordingly, management determined that a material weakness existed, specifically related to a failure of the controls in place to properly estimate the reserve for loan losses. As of December 31, 2010, management has refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information, modifying its calculation of historical loss factors, and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio. However, a sufficient period of time subsequent to December 31, 2010 has not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively.

In our opinion, the material weakness described above did not result in a material misstatement of the audited consolidated financial statements as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Delap LLP, the independent registered public accounting firm who has also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Delap LLP’s report on the Company’s internal control over financial reporting appears on page 112 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Submission of Matters to a Vote of Security Holders

On December 23, 2010, Cascade Bancorp (NASDAQ: CACB) (the “Company”) held a special meeting of shareholders. Two proposals were submitted to and approved by the Company’s shareholders. The holders of 1,614,496 shares of the Company’s common stock (56.58% of the outstanding shares entitled to vote as of the record date) were represented at the special meeting in person or by proxy. The proposals are described in detail in the Company’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on November 30, 2010. The final results were as follows:

Proposal 1.  To approve an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock from 45,000,000 to 100,000,000.

For	Against	Abstain	Broker non-vote
1,589,463	21,910	3,123	0

Proposal 2.  To approve the issuance of up to $177 million of the Company’s common stock to investors in private offerings exempt from registration under the Securities Act of 1933, as amended, pursuant to Securities Purchase Agreements entered into by the Company and such investors on November 16, 2010, which will result in such investors acquiring in the aggregate approximately 94.00% of the outstanding voting securities of the Company.

For	Against	Abstain	Broker non-vote
1,588,285	22,023	4,188	0

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the internal control over financial reporting of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

In connection with a 2010 examination by banking regulators of Bank of the Cascades, management received additional information from the banking regulators in July 2010, which required Bank of the Cascades to revise its estimate of the reserve for loan losses and resulted in a restatement of the Company’s 2009 consolidated financial statements. Accordingly, management determined that a material weakness existed, specifically related to a failure of the controls in place to properly estimate the reserve for loan losses. As of December 31, 2010, management has refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information, modifying its calculation of historical loss factors, and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio. However, a sufficient period of time subsequent to December 31, 2010 has not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively, as required in accordance with the standards of the Public Company Accounting Oversight Board (United States).

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 11, 2011 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated March 11, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Delap LLP

Lake Oswego, Oregon
March 11, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included in the section captioned “Executive Officers of the Registrant” in Part 1, Item 1, elsewhere in this report. Information concerning directors of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” and “Compliance with Section 16(a),” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2010 (the “Proxy Statement”), and is incorporated into this report by reference and under the heading Business — Executive Officers of the Registry in this report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The consolidated financial statements required in this Annual Report are listed in the accompanying Index to Consolidated Financial Statements on page 55.
(2)	All consolidated financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto
(3)	Exhibits. Exhibits filed with this Annual Report on Form 10-K or incorporated by reference from other filing are as follows:

3.1	Amended and Restated Articles of Incorporation of Cascade Bancorp, as amended.
3.2	Bylaws, as amended and restated, filed as exhibit 3.1 to registrant’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
10.1	Registrant’s 1994 Incentive Stock Option Plan. Filed as n exhibit to registrant’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission in January 1994, and incorporated herein by reference.
10.2	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission in January 1994, and incorporated herein by reference.
10.3	Incentive Stock Option Plan Letter Agreement. Entered into between registrant and certain employees pursuant to registrant’s 1994 Incentive Stock Option Plan. Filed as an exhibit to registrant’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission in January 1994, and incorporated herein by reference.
10.4	Deferred Compensation Plans. Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995. Filed as exhibit 10.5 to registrant’s Form 10-KSB, as filed with the Securities and Exchange Commission on March 28, 1996 (File No. 000-23322), and incorporated herein by reference.
10.5	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Patricia L. Moss, entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.
10.6	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Gregory D. Newton entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.
10.7	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Peggy L. Biss entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.
10.8	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Frank R. Weis entered into February 18, 2008. Filed as an exhibit to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on February 19, 2008, and incorporated herein by reference.
10.9	Agreement, together with Order to Cease and Desist dated August 27, 2009. The Order to Cease and Desist. Filed as exhibit 99.2 to the registrant’s filing on Form 8-K Current Report, as filed with the Securities and Exchange Commission on September 2, 2009, and incorporated herein by reference.

10.10	Shareholders Agreement dated December 27, 2005, by and among Cascade Bancorp, David F. Bolger and Two-forth Associates. Filed as exhibit 4 to Schedule 13D filed by Mr. David Bolger and Two-Forty Associates on April 27, 2006 and incorporated herein by reference.
10.11	Letter Agreement dated October 26, 2009 between the Company and Cohen & Company Financial Management, LLC. Filed ass Exhibit 10.3 to the registrant’s filing on Form 8-K Current Report, filed with the Securities and Exchange Commission on October 29, 2009 and incorporated herein by reference.
10.12	Exchange Agreement dated November 11, 2010, among the Company, Cohen & Company Financial Management, LLC, ATP Management LLC and Alesco Preferred Funding XIV, Ltd.
10.13	Exchange Agreement dated November 11, 2010, among the Company, Cohen & Company Financial Management, LLC, ATP Management LLC and Alesco Preferred Funding XI, Ltd.
10.14	Exchange Agreement dated November 11, 2010, among the Company, Cohen & Company Financial Management, LLC, and Alesco Preferred Funding VI, Ltd.
10.15	Exchange Agreement dated November 11, 2010, among the Company, Cohen & Company Financial Management, LLC, ATP Management LLC and Alesco Preferred Funding X, Ltd.
10.16	Amended and Restated Securities Purchase Agreement between the Company and David F. Bolger, dated November 16, 2010. Filed as exhibit 10.1 of the registrant’s filing on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010 and incorporated herein by reference.
10.17	Amended and Restated Securities Purchase Agreement between the Company and BOTC Holdings LLC dated November 16, 2010. Filed as exhibit 10.1 of the registrant’s filing on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010 and incorporated herein by reference.
10.18	Securities Purchase Agreement between the Company and LG C-Co, LLC, dated November 16, 2010. Filed as exhibit 10.1 of the registrant’s filing on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010 and incorporated herein by reference.
10.19	Securities Purchase Agreement between the Company and WLR CB Acquisition Co LLC, dated November 16, 2010. Filed as exhibit 10.1 of the registrant’s filing on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010 and incorporated herein by reference.
10.20	Securities Purchase Agreement between the Company and Weichert Enterprise LLC, Michael F. Rosinus R/O IRA, Keefe Ventures Fund LP, Alden Global Value Recovery Master Fund, L.P. and Cougar Trading, LLC, dated November 16, 2010. Filed as exhibit 10.1 of the registrant’s filing on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010 and incorporated herein by reference.
11.1	Earnings per Share Computation. The information called for by this item is located on page 91 of this Form 10-K Annual Report, and is incorporated herein by reference.
21.1	Subsidiaries of registrant.
23.1	Consent of Delap LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

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

CASCADE BANCORP	CASCADE BANCORP
Patricia L. Moss President/Chief Executive Officer	Gregory D. Newton Executive Vice President/Chief Financial Officer
Date: March 11, 2011	Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary L. Hoffman Gary L. Hoffman, Director/Chairman	March 14, 2011 Date
/s/ Jerol E. Andres Jerol E. Andres, Director/Vice Chairman	March 14, 2011 Date
/s/ Chris Casciato Chris Casciato, Director	March 14, 2011 Date
/s/ Michael J. Connolly Michael J. Connolly, Director	March 14, 2011 Date
/s/ Henry H. Hewitt Henry H. Hewitt, Director	March 14, 2011 Date
/s/ Judith A. Johansen Judith A. Johansen, Director	March 14, 2011 Date
/s/ James B. Lockhart III James B. Lockhart III, Director	March 14, 2011 Date
/s/ Patricia L. Moss Patricia L. Moss, Director/President & CEO	March 14, 2011 Date
/s/ Ryan R. Patrick Ryan R. Patrick, Director	March 14, 2011 Date
/s/ Thomas M. Wells Thomas M. Wells, Director	March 14, 2011 Date