Form 10-Q
period 2011-03-31
CASCADE BANCORP
filed 2011-05-04
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:    0-23322

CASCADE BANCORP
(Exact name of registrant as specified in its charter)

Oregon	93-1034484
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  47,206,276 shares of no par value Common Stock as of May 4, 2011.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Dollars in thousands)
(unaudited)

	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,541	$23,825
Interest bearing deposits	181,286	244,513
Federal funds sold	415	2,926
Total cash and cash equivalents	209,242	271,264
Investment securities available-for-sale	126,602	115,010
Investment securities held-to-maturity	1,806	1,806
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,131,126	1,177,045
Premises and equipment, net	34,825	35,281
Core deposit intangibles	4,543	4,912
Bank-owned life insurance (BOLI)	33,741	33,470
Other real estate owned (OREO), net	35,456	39,536
Deferred tax asset, net	-	9,201
Accrued interest and other assets	13,070	18,461
Total assets	$1,600,883	$1,716,458

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$374,153	$310,164
Interest bearing demand	477,736	520,080
Savings	32,482	31,040
Time	290,813	515,615
Total deposits	1,175,184	1,376,899
Junior subordinated debentures	-	68,558
FHLB borrowings	145,000	195,000
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	41,000
Accrued interest and other liabilities	30,156	24,945
Total liabilities	1,391,340	1,706,402

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,061,141 issued and outstanding (2,853,670 in 2010)	328,399	160,316
Accumulated deficit	(120,564)	(151,608)
Accumulated other comprehensive income	1,708	1,348
Total stockholders' equity	209,543	10,056
Total liabilities and stockholders' equity	$1,600,883	$1,716,458

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2011 and 2010
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2011	2010
Interest income:
Interest and fees on loans	$16,906	$21,120
Taxable interest on investments	1,244	1,571
Nontaxable interest on investments	18	26
Interest on interest bearing deposits	136	148
Total interest income	18,304	22,865

Interest expense:
Deposits:
Interest bearing demand	585	1,505
Savings	17	17
Time	2,025	3,509
Federal funds purchased and other borrowings	1,343	1,724
Total interest expense	3,970	6,755

Net interest income	14,334	16,110
Loan loss provision	5,500	13,500
Net interest income after loan loss provision	8,834	2,610

Noninterest income:
Service charges on deposit accounts	1,188	1,720
Mortgage loan origination and processing fees	58	108
Gains on sales of mortgage loans, net	5	43
Gains on sales of investment securities available-for-sale	-	71
Card issuer and merchant services fees, net	575	623
Earnings on bank-owned life insurance	271	-
Other income	571	685
Total noninterest income	2,668	3,250

Noninterest expense:
Salaries and employee benefits	7,339	7,684
Occupancy and equipment	1,569	1,635
Communications	427	473
FDIC insurance	1,129	2,686
OREO	1,588	484
Other expenses	3,591	4,174
Total noninterest expense	15,643	17,136

Loss before income taxes and extraordinary net gain	(4,141)	(11,276)
Credit for income taxes	(2,346)	-
Loss before extraordinary net gain	(1,795)	(11,276)

Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	32,839	-
Net income (loss)	$31,044	$(11,276)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations (continued)
Three Months ended March 31, 2011 and 2010
(Dollars in thousands, except per share amounts)
(unaudited)

Earnings (loss) per share	Three months ended
	March 31,
	2011	2010
Basic:
Loss before extraordinary net gain	$(0.06)	$(4.02)
Extraordinary net gain	0.99	-
Net income (loss) per common share	$0.93	$(4.02)

Diluted:
Loss before extraordinary net gain	$(0.06)	$(4.02)
Extraordinary net gain	0.99	-
Net income (loss) per common share	$0.93	$(4.02)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Total stockholders' equity at beginning of period	$10,056	$23,318

Comprehensive income (loss):
Net income (loss)	31,044	(11,276)
Unrealized gains on investment securities available-for-sale, net	360	369
Comprehensive income (loss)	31,404	(10,907)

Issuance of common stock, net	167,874	-

Stock based compensation expense, net	209	194

Total stockholders' equity at end of period	$209,543	$12,605

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2011 and 2010
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Net cash provided by operating activities before extraordinary net gain	$36,774	$522
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	(32,839)	-
Net cash provided by operating activities	3,935	522

Investing activities:
Proceeds from sales of investment securities available-for-sale	-	1,440
Proceeds from maturities, calls and prepayments of investment securities available-for-sale	4,177	13,093
Purchases of investment securities available-for-sale	(14,810)	(22,457)
Net decrease in loans	37,815	54,137
Purchases of premises and equipment	(14)	-
Proceeds from sales of OREO	4,341	2,786
Net cash provided by investing activities	31,509	48,999

Financing activities:
Net decrease in deposits	(201,715)	(82,247)
Net proceeds from issuance of common stock	167,874	-
Extinguishment of junior subordinated debentures, net	(13,625)	-
Net increase (decrease) in FHLB borrowings	(50,000)	12
Net cash used by financing activities	(97,466)	(82,235)
Net decrease in cash and cash equivalents	(62,022)	(32,714)
Cash and cash equivalents at beginning of period	271,264	359,322
Cash and cash equivalents at end of period	$209,242	$326,608

Supplemental disclosures of cash flow information:
Interest paid	$8,132	$7,458
Loans transferred to OREO	$2,609	$3,765

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), a one bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, “the Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed consolidated financial statements include all adjustments (all of which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods.  Actual results could differ from those estimates. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The condensed consolidated financial statements as of and for the year ended December 31, 2010 were derived from audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2010 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

All share and per share information in the accompanying condensed consolidated financial statements has been adjusted to give retroactive effect to a 1-for-10 reverse stock split effective in 2010.

Certain amounts for 2010 have been reclassified to conform with the 2011 presentation.

2.           Capital Raise

The Company completed a $177.0 million capital raise (the “Capital Raise”) in January 2011. Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and $3.9 million of accrued interest payable (see Note 9), resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). Also, the related trusts are in the process of being terminated. The combined effect of these transactions increased each of Bancorp’s and the Bank’s regulatory capital ratios to an amount in excess of both “well-capitalized” regulatory levels and the capital levels required by the regulatory order (the “Order”) under which the Company has been operating (see Note 15).

3.           Investment Securities

Investment securities at March 31, 2011 and December 31, 2010 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
3/31/2011
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$107,412	$2,878	$404	$109,886
Non-agency MBS	4,610	14	26	4,598
U.S. Agency asset-backed securities	11,364	515	235	11,644
Mutual fund	460	14	-	474
	$123,846	$3,421	$665	$126,602
Held-to-maturity
Obligations of state and political subdivisions	$1,806	$85	$-	$1,891

12/31/2010
Available-for-sale
U.S. Agency MBS *	$95,622	$2,300	$621	$97,301
Non-agency MBS	5,051	15	28	5,038
U.S. Agency asset-backed securities	11,707	643	151	12,199
Mutual fund	456	16	-	472
	$112,836	$2,974	$800	$115,010
Held-to-maturity
Obligations of state and political subdivisions	$1,806	$98	$-	$1,904

* U.S. Agency MBS include private label MBS of of approximately $14.6 million and $14.9 million which are supported by FHA/VA collateral at March 31, 2011 and December 31, 2010, respectively

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
3/31/2011
U.S. Agency MBS	$10,444	$255	$5,905	$149	$16,349	$404
Non-agency MBS	3,106	26	-	-	3,106	26
U.S. Agency asset-backed securities	-	-	3,492	235	3,492	235
	$13,550	$281	$9,397	$384	$22,947	$665

12/31/2010
U.S. Agency MBS	$17,639	$472	$6,531	$149	$24,170	$621
Non-agency MBS	3,646	27	996	1	4,642	28
U.S. Agency asset-backed securities	-	-	3,788	151	3,788	151
	$21,285	$499	$11,315	$301	$32,600	$800

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at March 31, 2011 and December 31, 2010 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates.  Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities.  Furthermore, as of March 31, 2011, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.           Federal Home Loan Bank of Seattle (“FHLB”) Stock

As of March 31, 2011 the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (FHFA), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. On October 25, 2010, the FHLB entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB “undercapitalized” under the FHFA’s Prompt Corrective Action rule. The FHLB will not pay a dividend or repurchase capital stock while it is classified as “undercapitalized”. While the FHLB was “undercapitalized” as of March 31, 2011, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of March 31, 2011. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

5.           Loans

The composition of the loan portfolio at March 31, 2011 and December 31, 2010 was as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial and industrial loans	$260,046	22.2%	$281,275	23.0%
Real estate:
Construction/lot	125,309	10.7	140,146	11.5
Mortgage	78,634	6.7	82,596	6.7
Commercial	668,029	56.9	675,371	55.2
Total real estate loans	871,972	74.3	898,113	73.4
Consumer loans	41,562	3.5	44,325	3.6
Total loans	1,173,580	100.0%	1,223,713	100.0%
Less:
Reserve for loan losses	42,454		46,668
Loans, net	$1,131,126		$1,177,045

Included in mortgage loans at both March 31, 2011 and December 31, 2010 were approximately $0.2 million in mortgage loans held for sale. In addition, the above loans are net of deferred loan fees of approximately $2.5 million and $2.6 million at March 31, 2011 and December 31, 2010, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the Boise, Idaho area), and, accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the local economic conditions in such markets.

The Bank’s results of operations and financial condition are dependent upon the general trends in the economy and, in particular, the local residential and commercial real estate markets it serves.  Economic trends can significantly affect the strength of the local real estate market. Approximately 74% of the Bank’s loan portfolio at March 31, 2011 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans, and commercial loans secured by commercial real estate.  While broader economic conditions appear to be stabilizing, real estate prices are at markedly lower levels due to the severe recession of the past few years. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected.  Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates.  Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business.  An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk.  At March 31, 2011 and December 31, 2010, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $35.5 million and $54.1 million, respectively.

6.	Reserve for loan losses

The Company has processes in place which require periodic reviews of individual loans within the loan portfolio. These processes assess, among other criteria, adherence to certain lending policies and procedures designed to maintain an acceptable level of risk in the portfolio. A portfolio reporting system supplements individual loan reviews by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.  Management reviews and approves all loan related policies and procedures on a regular basis (generally, at least annually).

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

With respect to loans to developers and builders that are secured by non-owner occupied properties (“construction/lot loans”), the Company generally requires the borrower to have an existing relationship with the Company and a historical record of successful projects. Construction loans are underwritten considering the feasibility of the project, independent “as-completed” appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and final property values associated with the completed project, and actual results may differ from these estimates.  Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved third-party long-term lenders, sales of the developed property, or else may be dependent on an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

Residential real estate loans are secured by first mortgages, and are exposed to the risk that the collateral securing these loans may fluctuate in value due to economic or individual performance factors.

Commercial real estate (“CRE”) loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be more adversely affected by conditions in the real estate markets or in the general economy than other loan types.

Consumer loans are loans made to purchase personal property such as automobiles, boats, and recreational vehicles. The terms and rates are established periodically by management. Consumer loans tend to be relatively small and the amounts are spread across many individual borrowers, thereby minimizing the risk of loss.

For purposes of analyzing loan portfolio credit quality and determining the reserve for loan losses, the Company determines loan portfolio segments and classes based on the nature of the underlying loan collateral.

Transactions in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2011 were as follows (dollars in thousands):

	Commercial
	and	Construction/
	industrial	lot	Mortgage	CRE	Consumer	Total

Balance at beginning of year	$11,988	$12,755	$4,149	$14,654	$3,122	$46,668
Loan loss provision	3,047	1,059	374	703	317	5,500
Recoveries	204	170	81	49	42	546
Loans charged off	(5,684)	(1,976)	(697)	(1,312)	(591)	(10,260)
Balance at end of period	$9,555	$12,008	$3,907	$14,094	$2,890	$42,454

Reserve for unfunded loan commitments
Balance at beginning of year	$444	$48	$107	$73	$269	$941
Provision for unfunded loan commitments	-	-	-	-	-	-
Balance at end of period	$444	$48	$107	$73	$269	$941

Reserve for credit losses
Reserve for loan losses	$9,555	$12,008	$3,907	$14,094	$2,890	$42,454
Reserve for unfunded loan commitments	444	48	107	73	269	941
Total reserve for credit losses	$9,999	$12,056	$4,014	$14,167	$3,159	$43,395

Transactions in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2010 were as follows (dollars in thousands):

	Commercial
	and	Construction/
	industrial	lot	Mortgage	CRE	Consumer	Total

Balance at beginning of year	$9,572	$22,217	$5,326	$16,640	$4,831	$58,586
Loan loss provision	3,697	7,417	623	1,183	580	13,500
Recoveries	1,054	334	3	89	28	1,508
Loans charged off	(3,696)	(7,415)	(623)	(1,183)	(579)	(13,496)
Balance at end of period	$10,627	$22,553	$5,329	$16,729	$4,860	$60,098

Reserve for unfunded loan commitments
Balance at beginning of year	$332	$36	$80	$55	$201	$704
Provision for unfunded loan commitments	112	12	27	18	68	237
Balance at end of period	$444	$48	$107	$73	$269	$941

Reserve for credit losses
Reserve for loan losses	$10,627	$22,553	$5,329	$16,729	$4,860	$60,098
Reserve for unfunded loan commitments	444	48	107	73	269	941
Total reserve for credit losses	$11,071	$22,601	$5,436	$16,802	$5,129	$61,039

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The following table presents information, by portfolio segment, on the loans evaluated individually for impairment and collectively evaluated for impairment in the reserve for loan losses at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
March 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial and industrial	$1,051	$8,504	$9,555	$20,333	$163,137	$183,470
Real estate secured:
Construction/lot	2,871	9,137	12,008	65,856	75,608	141,464
Mortgage	127	3,780	3,907	3,562	97,223	100,785
Commercial	2,566	11,528	14,094	59,980	638,896	698,876
Total real estate loans	5,564	24,445	30,009	129,398	811,727	941,125
Consumer loans	-	2,890	2,890	633	48,352	48,985
	$6,615	$35,839	$42,454	$150,364	$1,023,216	$1,173,580

December 31, 2010
Commercial and industrial	$4,091	$7,897	$11,988	$24,067	$176,596	$200,663
Real estate secured:
Construction/lot	10	12,745	12,755	45,250	112,990	158,240
Mortgage	110	4,039	4,149	2,708	99,669	102,377
Commercial	2,664	11,990	14,654	58,799	655,947	714,746
Total real estate loans	2,784	28,774	31,302	106,757	868,606	975,363
Consumer loans	-	3,122	3,122	-	47,687	47,687
	$6,875	$39,793	$46,668	$130,824	$1,092,889	$1,223,713

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

Special Mention

A Special Mention credit has potential weaknesses that may, if not checked or corrected, weaken the loan or inadequately protect the Bank’s position at some future date.  Loans in this category are currently deemed by management of the Bank to be protected but reflect potential problems that warrant more than the usual management attention but do not justify a Substandard classification.

Substandard

Substandard loans are those inadequately protected by the current sound net worth and paying capacity of the obligor or by the value of the pledged collateral, if any.  Substandard loans have a high probability of payment default or they have other well defined weaknesses. They require more intensive supervision and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization.  Repayment may depend on collateral or other credit risk mitigants.

Commercial real estate loans are classified Substandard when well defined weaknesses are present which jeopardize the orderly liquidation of the loan.  Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time and the project’s failure to fulfill economic expectations.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

In addition, Substandard loans also include impaired loans.  Such loans bear all of the characteristics of Substandard loans as described above, but with the added characteristic that the likelihood of full collection of interest and principal may be uncertain.  Impaired loans include loans that may be adequately secured by collateral but the borrower is unable to maintain regularly scheduled interest payments.

The following table presents, by portfolio class, credit risk profile by internally assigned grades at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Loan Grades
March 31, 2011	Acceptable	Watch	Special Mention	Substandard	Total
Commercial and industrial	$127,487	$7,384	$11,636	$36,962	$183,469
Real estate secured:
Construction/lot	39,793	21,109	6,351	74,211	141,464
Mortgage	87,633	2,042	4,962	6,148	100,785
Commercial	539,427	31,232	46,863	81,354	698,876
Total real estate loans	666,853	54,383	58,176	161,713	941,125
Consumer loans	47,926	2	641	417	48,986
	$842,266	$61,769	$70,453	$199,092	$1,173,580

December 31, 2010
Commercial and industrial	$140,186	$7,350	$12,158	$40,969	$200,663
Real estate secured:
Construction/lot	69,768	21,409	6,862	60,201	158,240
Mortgage	89,491	2,169	4,291	6,426	102,377
Commercial	536,999	53,846	43,531	80,370	714,746
Total real estate loans	696,258	77,424	54,684	146,997	975,363
Consumer loans	46,465	116	637	469	47,687
	$882,909	$84,890	$67,479	$188,435	$1,223,713

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at March 31, 2011 and December 31, 2010 (dollars in thousands):

March 31, 2011	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial and industrial	$2,714	$9,515	$12,229	$171,240	$183,469
Real estate secured:
Construction/lot	4,523	26,515	31,038	110,426	141,464
Mortgage	1,978	1,370	3,348	97,437	100,785
Commercial	1,545	13,981	15,526	683,350	698,876
Total real estate loans	8,046	41,866	49,912	891,213	941,125
Consumer loans	194	3	197	48,789	48,986
	$10,954	$51,384	$62,338	$1,111,242	$1,173,580

December 31, 2010
Commercial and industrial	$2,129	$13,194	$15,323	$185,340	$200,663
Real estate secured:
Construction/lot	2,611	29,671	32,282	125,958	158,240
Mortgage	1,070	1,495	2,565	99,812	102,377
Commercial	22,020	16,599	38,619	676,127	714,746
Total real estate loans	25,701	47,765	73,466	901,897	975,363
Consumer loans	157	-	157	47,530	47,687
	$27,987	$60,959	$88,946	$1,134,767	$1,223,713

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at March 31, 2011 and December 31, 2010.

Total impaired loans at March 31, 2011 and December 31, 2010 were as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Impaired loans with an associated allowance	$76,458	$52,004
Impaired loans without an associated allowance	73,906	78,820
Total recorded investment in impaired loans	$150,364	$130,824
Amount of the reserve for loan losses allocated to impaired loans	$6,615	$6,875

The following table presents information related to impaired loans, by portfolio class, at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Impaired loans
March 31, 2011	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
Commercial and industrial loans	$8,491	$11,842	$20,333	$21,656	$1,051
Real estate secured:
Construction/lot	22,296	43,560	65,856	86,642	2,871
Mortgage	1,244	2,318	3,562	6,070	127
Commercial	44,427	15,553	59,980	67,587	2,566
Total real estate loans	67,967	61,431	129,398	160,299	5,564
Consumer loans	-	633	633	32,855	-
	$76,458	$73,906	$150,364	$214,810	$6,615

December 31, 2010
Commercial and industrial loans	$10,757	$13,310	$24,067	$24,898	$4,091
Real estate secured:
Construction/lot	273	44,977	45,250	66,563	10
Mortgage	756	1,952	2,708	5,047	110
Commercial	40,218	18,581	58,799	65,818	2,664
Total real estate loans	41,247	65,510	106,757	137,428	2,784
	$52,004	$78,820	$130,824	$162,326	$6,875

The average recorded investment in impaired loans was approximately $133.4 million and $173.2 million for the three months ended March 31, 2011 and 2010, respectively. Interest income recognized for cash payments received on impaired loans for the three months ended March 31, 2011 and 2010 was insignificant.

At March 31, 2011 and December 31, 2010, the remaining commitments to lend on loans accounted for as troubled debt restructurings (“TDRs”) were insignificant.

The following table presents information with respect to non-performing assets at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Loans on nonaccrual status	$69,974	$80,997
Loans past due 90 days or more but not on nonaccrual status	23	7
OREO	35,456	39,536
Total non-performing assets	$105,453	$120,540

The following table presents information with respect to the Company’s non-performing assets, by   portfolio class, at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Loans accounted for on a nonaccrual basis:
Commercial and industrial loans	$10,778	$15,892
Real estate:
Construction/lot	42,914	44,830
Mortgage	1,707	1,952
Commercial	14,572	18,323
Total real estate loans	59,193	65,105
Consumer	3	-
Total non-accrual loans	69,974	80,997

Accruing loans which are contractually past due 90 days or more	23	7
Total of nonaccrual and 90 days past due loans	69,997	81,004

OREO	35,456	39,536
Total non-performing assets (1)	$105,453	$120,540
TDR loans on accrual status (2)	$73,489	$43,283

Nonaccrual and 90 days or more past due on loans as a percentage of loans	5.96%	6.62%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	4.37%	4.72%

Non-performing assets as a percentage of total assets	6.59%	7.02%
Total loans (3)	$1,173,580	$1,223,713
Total assets	$1,600,883	$1,716,458

(1)	Does not include TDR loans on accrual status.
(2)	Does not include TDR loans reported as nonaccrual totaling $17,111 and $19,539, respectively, as of March 31, 2011 and December 2010.
(3)	Includes loans held for sale and is before the reserve for loan losses.

At March 31, 2011, the Bank had approximately $188.5 million in outstanding commitments to extend credit, compared to approximately $191.2 million at December 31, 2010.

7.           Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$39,536	$28,860
Additions	2,609	3,765
Dispositions	(6,461)	(2,786)
Change in valuation allowance	(228)	37
Balances at end of period	$35,456	$29,876

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended March 31,
	2011	2010
Balance at beginning of year	$16,849	$6,230
Additions to the valuation allowance	1,187	1,235
Reductions due to sales of OREO	(959)	(1,272)
Balance at end of period	$17,077	$6,193

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended March 31,
	2011	2010
Operating costs (credits)	$199	$(54)
Net losses on dispositions	202	52
Increases in valuation allowance	1,187	486
Total	$1,588	$484

8.           Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. In April 2010 FNMA terminated its mortgage servicing agreement with the Bank due to its capital condition. Accordingly0, the Bank sold its MSRs and discontinued directly servicing mortgage loans that it originates, and now sells originations “servicing released”.  “Servicing released” means that whoever the Bank sells the loan to will service or arrange for servicing of the loan.  In connection with the sale of the Bank’s MSRs, the Bank entered into an agreement with the Federal National Mortgage Association (FNMA) under which management believes that the Bank will have no further recourse liability or obligation to FNMA in connection with the Bank’s original mortgage sales and servicing agreement with FNMA or any other recourse obligations to FNMA.

9.	Junior Subordinated Debentures

At December 31, 2010, the Company had four subsidiary grantor trusts for the purpose of issuing Trust Preferred Securities (“TPS”) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million is included in accrued interest and other assets in the accompanying December 31, 2010 condensed consolidated balance sheet.  The weighted average interest rate of all TPS was 2.83% at December 31, 2010.  The Debentures were issued with substantially the same terms as the TPS and are the sole assets of the related trusts.  The Company’s obligations under the Debentures and related agreements, taken together, constituted a full irrevocable guarantee by the Company of the obligations of the trusts.  As of December 31, 2010 the Company had $68.6 million of Debentures and approximately $3.9 million of related accrued interest payable.

In January 2011, the TPS, Debentures and all related accrued interest were retired in connection with the completion of the Company’s Capital Raise (see Note 2).  In connection with such retirement, the related trusts are in the process of being terminated.

10.	Other Borrowings

At March 31, 2011 the Bank had a total of $145.0 million in long-term borrowings from FHLB with maturities ranging from 2012 to 2017, bearing a weighted-average rate of 2.19%.  At December 31, 2010, the bank had a total of $195.0 million in long-term borrowings from FHLB.  In February 2011, the Bank repaid approximately $50 million in FHLB advances with maturity dates during 2011.  As of March 31, 2011, the Bank had $60.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank.  The Bank’s available line of credit with the FHLB is reduced by the amount of these letters of credit.  Also, as of December 31, 2010 and March 31, 2011, the Bank had $41.0 million of senior unsecured debt issued in connection with the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”) maturing February 12, 2012 bearing a weighted average rate of 2.01%. (exclusive of net issuance costs which are being amortized on a straight-line basis over the term of the debt, and a 1.00% per annum FDIC insurance assessment applicable to TLGP debt). See “Capital Resources” and “Liquidity” under Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

11.	Basic and Diluted Income (Loss) per Common Share

The Company’s basic earnings (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period.  The Company’s diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted earnings (loss) per common share for the three months ended March 31, 2011 and 2010 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2011	2010
Net loss before extraordinary net gain	$(1,795)	$(11,276)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	32,839	-
Net income (loss)	$31,044	$(11,276)

Weighted-average shares outstanding - basic	33,257,981	2,804,401
Weighted-average shares outstanding - dilluted	33,300,736	2,804,401
Common stock equivalent shares excluded due to antidilutive effect	71,174	48,860

Basic:
Loss before extraordinary net gain per common share	$(0.06)	$(4.02)
Income from extraordinary net gain per common share	0.99	-
Net income (loss) per common share	$0.93	$(4.02)

Dilluted:
Loss before extraordinary net gain per common share	$(0.06)	$(4.02)
Income from extraordinary net gain per common share	0.99
Net income (loss) per common share	$0.93	$(4.02)

12.	Stock-Based Compensation

During the three months ended March 31, 2011, as part of their annual compensation, Company Directors were granted a total of 12,100 shares of restricted stock with an aggregate fair value of approximately $110,000 that were immediately vested. In March 2011, the Board authorized the grant of additional restricted shares as part of its incentive program for certain officers and management with an aggregate fair value of approximately $637,000 that will vest over a three year period. This grant is contingent upon shareholder approval of proposed revisions to the Company’s incentive plan.  Accordingly, no compensation expense has been recorded during the three months ended March 31, 2011 for these awards.

The Company did not grant any stock options during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company granted 76,625 stock options with a calculated fair value of $4.30 per option.  The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted during the three months ended March 31, 2010:

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

The following table presents the activity related to stock options for the three months ended March 31, 2011:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2011	156,522	$68.26	4.9	$-
Cancelled/expired	(12,128)	-	N/A	N/A
Options outstanding at March 31, 2011	144,394	$68.93	6.7	$-
Options exercisable at March 31, 2011	73,169	$130.29	4.4	$-

As of March 31, 2011, there was approximately $0.3 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity for nonvested restricted stock for the three months ended March 31, 2011:

	Number of shares	Weighted- average grant date fair value per share	Weighted- average remaining vesting term (years)
Nonvested as of January 1, 2011	47,686	$34.96	N/A
Granted	12,100	9.13	N/A
Vested	(17,031)	9.06	N/A
Nonvested as of March 31, 2011	42,755	$15.36	-

As of March 31, 2011, unrecognized compensation cost related to nonvested restricted stock totaled approximately $0.3 million.  The nonvested restricted stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

The Company has also granted awards of restricted stock units (RSUs). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU.  There was no unrecognized compensation cost related to RSUs at March 31, 2011 and December 31, 2010, as all RSUs were fully-vested.  During the three months ended March 31, 2011, the Company granted 2,420 RSUs to a director of the Company at an approximate fair value of $22,100.

13.	Income Taxes

During the three months ended March 31, 2011, the Company recorded an income tax provision of approximately $19.7 million.  Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Notes 2 and 9), which was calculated based on the Company’s estimated statutory income tax rates. The income tax provision of $19.7 million also includes a credit for income taxes of approximately $2.4 million related to the Company’s loss from operations excluding the extraordinary gain.  This credit for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation  and the estimated income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.   During the three months ended March 31, 2010, there was no provision or credit for income taxes due to the full valuation allowance that was recorded.

Management determined the amount of the deferred tax valuation allowance at March 31, 2011 and December 31, 2010 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies.   The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income.  The amount of deferred taxes recognized could be impacted by changes to any of these variables.

As of March 31, 2011, the Company maintained a full valuation allowance against the deferred tax asset balance of $35.3 million. There was a $10 million decrease from year-end 2010 due to the estimated utilization of certain deferred tax assets during the three months ended March 31, 2011. See also “Critical Accounting Policies - Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

14.	Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 establishes a hierarchy for determining fair value measurements, includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

•
Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets - that the Company has the ability to access at the measurement date - for identical assets or liabilities. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value.  In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that assets or liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the condensed consolidated balance sheet date may differ significantly from the amounts presented herein.

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring or nonrecurring basis, as well as the general classification of such assets pursuant to valuation hierarchy:

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

At March 31, 2011 and December 31, 2010, the Company had no financial liabilities - and no non-financial assets or non-financial liabilities - measured at fair value on a recurring basis.  The Company’s only financial assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
March 31, 2011
Investment securities available - for - sale	$-	$126,602	$-

December 31, 2010
Investment securities available - for - sale	$-	$115,010	$-

Certain financial assets, such as impaired loans, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments, and OREO.  At March 31, 2011 and December 31, 2010, the Company had no financial liabilities or non-financial liabilities measured at fair value on a nonrecurring basis.

The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
March 31, 2011
Impaired loans with specific valuation allowances	$-	$-	$69,844
Other real estate owned	-	-	35,456
	$-	$-	$105,300

December 31, 2010
Impaired loans with specific valuation allowances	$-	$-	$45,129
Other real estate owned	-	-	39,536
	$-	$-	$84,665

The Company did not change the methodology used to determine fair value for any financial instruments during 2010 or the three months ended March 31, 2011.  In addition, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during 2010 or the three months ended March 31, 2011.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2011 and December 31, 2010.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using March 31, 2011 and December 31, 2010 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are estimated using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral (if collateral dependent) as described above.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand.  At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the March 31, 2011 and December 31, 2010 rates offered on those instruments.

Debentures, other borrowings, and TLGP senior unsecured debt:

During the first quarter of 2011 the Debentures and related accrued interest were extinguished (see Notes 2 and 9).  As of December 31, 2010, the fair value of the Bank’s Debentures was adjusted to reflect the exchange of such Debentures for cash. The fair value of other borrowings (including federal funds purchased, if any) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s March 31, 2011 and December 31, 2010 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit:  The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2011 and December 31, 2010 were approximately as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$209,242	$209,242	$271,264	$271,264
Investment securities:
Available-for-sale	126,602	126,602	115,010	115,010
Held-to-maturity	1,806	1,891	1,806	1,904
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,131,126	1,138,266	1,177,045	1,173,304
BOLI	33,741	33,741	33,470	33,470

Financial liabilities:
Deposits	1,175,184	1,178,603	1,376,899	1,380,965
Debentures, other borrowings,and TLGP senior unsecured debt	186,000	190,681	304,558	256,499

15.	Regulatory Matters

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bancorp’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by the Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At March 31, 2011, the Bancorp and the Bank meet the regulatory benchmarks to be “well-capitalized” under the applicable regulations.

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

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of March 31, 2011, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital.  As of March 31, 2011, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital has been met.  As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.  At March 31, 2011, the Bank’s primary liquidity ratio was 19.3%.

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

As of March 31, 2011 the Order remains in place until lifted by the FDIC and DFCS, and, therefore, the Bank remains subject to the requirements and restrictions set forth therein.

On October 26, 2009, the Bancorp entered into a written agreement with the FRB and DFCS (the Written Agreement), which requires the Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bancorp is required to develop and submit for approval, a plan to maintain sufficient capital at the Bancorp and the Bank within 60 days of the date of the Written Agreement.  The Bancorp submitted a strategic plan on October 28, 2009, and, as of the completion of the Capital Raise on January 28, 2011, management believes that the Bancorp is in compliance with regulatory capital-related terms of the Written Agreement.

As of March 31, 2011, the Bancorp and the Bank meet the minimum regulatory requirements for a “well-capitalized” institution. As of December 31, 2010, prior to the closing of the Capital Raise, Bank and Bancorp had not yet brought their capital ratios to the required levels and therefore had not complied with the terms of the Order and Written Agreement at that date with respect to minimum capital requirements.

Bancorp’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2011:
Tier 1 leverage (to average assets)	$205,089	12.2%	$66,998	4.0%	$83,748	5.0%
Tier 1 capital (to risk-weighted assets)	205,089	16.1	50,882	4.0	76,322	6.0
Total capital (to risk-weighted assets)	221,335	17.4	101,763	8.0	127,204	10.0

December 31, 2010:
Tier 1 leverage (to average assets)	7,158	0.4	70,257	4.0	87,821	5.0
Tier 1 capital (to risk-weighted assets)	7,158	0.5	53,451	4.0	80,176	6.0
Total capital (to risk-weighted assets)	14,316	1.1	106,902	8.0	133,627	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital amount	ratio	Capital amount	ratio	Capital amount	ratio
March 31, 2011:
Tier 1 leverage (to average assets)	$226,599	13.5%	$66,946	4.0%	$167,365	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	226,599	17.7	51,338	4.0	76,312	6.0
Total capital (to risk-weighted assets)	242,986	18.9	102,676	8.0	127,187	10.0

December 31, 2010:
Tier 1 leverage (to average assets)	75,662	4.3	70,145	4.0	175,364	10.0	(1)
Tier 1 capital (to risk-weighted assets)	75,662	5.7	53,497	4.0	80,245	6.0
Total capital (to risk-weighted assets)	92,768	6.9	106,993	8.0	133,742	10.0

(1) Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

16.	New Authoritative Accounting Guidance

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011, and the adoption of this disclosure requirement did not have a significant effect on the Company’s condensed consolidated financial statements.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20) which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the reserve for loan losses, and (iii) the changes and reasons for those changes in the reserve for loan losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its reserve for loan losses, and class of financing receivable, which is generally a disaggregation of portfolio segments. The required disclosures include, among other things, a rollforward of the reserve for loan losses, as well as information about modified, impaired, non-accrual, and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s condensed consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s condensed consolidated financial statements that include periods beginning on or after January 1, 2011. The adoption of ASU 2010-20 did not have a significant effect on the Company’s condensed consolidated financial statements. ASU No. 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to TDRs to coincide with the effective date of a proposed ASU related to TDRs, which was issued in April 2011, as described below.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU 2011-02). The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20.  The provisions of ASU 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

On August 18, 2010, the Bank was sued in an asserted class action lawsuit.  The lawsuit alleges that, in 2004, F&M (acquired by the Bank in 2006), acting as trustee, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million.  Recovery is sought on claims of breach of the indentures, breach of fiduciary duty, and conversion.  In November 2010, the lawsuit was dismissed without prejudice for a lack of subject matter jurisdiction in federal court.

In addition, in November 2010 a bankruptcy trustee filed an adversary proceeding against the Bank.  The bankruptcy trustee claims the Bank violated the automatic stay by taking control of approximately $250,000 in the bankrupt entity’s accounts shortly after the bankruptcy filing, and, as a result, the Bank owes sanctions and damages.  The bankruptcy court has scheduled a status conference in the adversary proceeding for May 2011.

While the outcome of these actions cannot be predicted with certainty, based on management's review, management believes that the lawsuit and the adversary proceedings are without merit and plans to vigorously pursue its defenses.  Management also believes that if any liability were to result, it would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2011 and the operating results for the three months then ended, included elsewhere in this Form 10-Q.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011; including its audited 2010 consolidated financial statements and the notes thereto as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including among others, the risk factors disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011 for the year ended December 31, 2010.

These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.  Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Recent Developments

The Company completed a $177.0 million capital raise (the “Capital Raise”) in January 2011. Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and related accrued interest of $3.9 million, resulting in  a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax).  The combined effect of these transactions increased each of Bancorp’s and the Bank’s regulatory capital position to an amount in excess of both “well-capitalized” regulatory levels and the capital levels required under the regulatory order (the “Order”) under which the Company has been operating (for additional information regarding the Order see Note 15 to the Company’s condensed consolidated financial statements).

Prior to the consummation of the Capital Raise, the Company maintained a large amount of liquidity to mitigate customer uncertainty. The effect of the proceeds of the Capital Raise on the Company’s capital position has reduced the Company’s need for excess liquidity and allowed the Company to repay a significant amount of its wholesale deposit liabilities and certain FHLB advances. The impact of the Capital Raise on the Company’s capital and liquidity are discussed in more detail under “Capital Resources” and “Liquidity” below.

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

For additional information regarding critical accounting policies, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates included in the Company’s Form 10-K for the year ended December 31, 2010.

There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2010.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall or remain depressed for an uncertain amount of time. Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty. Recently, the national and regional economies and real estate price depreciation have appeared to show signs of stabilization. However, elevated unemployment and other indicators continue to suggest that the future direction of the economy remains uncertain.

CASCADE BANCORP
Selected Consolidated Financial Highlights
(In thousands, except per share data and ratios; unaudited)
	Year over Year Quarter			Linked Quarter
	1st Qtr	1st Qtr	%	4th Qtr	%
	2011	2010	Change	2010	Change
Balance Sheet Data (at period end)
Investment securities	$128,408	$144,194	-10.9%	$116,816	9.9%
Loans, gross	1,173,580	1,465,629	-19.9%	1,223,713	-4.1%
Total assets	1,600,883	2,077,977	-23.0%	1,716,458	-6.7%
Total deposits	1,175,184	1,733,101	-32.2%	1,376,899	-14.6%
Non-interest bearing deposits	374,153	258,710	44.6%	310,164	20.6%
Total common shareholders' equity (book)	209,543	12,604	1562.5%	10,056	1983.8%
Tangible common shareholders' equity (tangible) (1)	205,000	6,585	3013.1%	5,144	3885.2%
Income Statement Data
Interest income	$18,304	$22,865	-19.9%	$19,373	-5.5%
Interest expense	3,970	6,755	-41.2%	5,146	-22.9%
Net interest income	14,334	16,110	-11.0%	14,227	0.8%
Loan loss provision	5,500	13,500	-59.3%	5,000	10.0%
Net interest income after loan loss provision	8,834	2,610	238.5%	9,227	-4.3%
Noninterest income	2,668	3,250	-17.9%	3,430	-22.2%
Noninterest expense	15,643	17,136	-8.7%	21,226	-26.3%
Loss before income taxes	(4,141)	(11,276)	-63.3%	(8,569)	-51.7%
Credit for income taxes for operations	(2,346)	-	100.0%	(9,963)	-76.5%
Net income (loss) before extraordinary net gain	(1,795)	(11,276)	-84.1%	1,394	-228.8%
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	32,839	-	100.0%	-	100.0%
Net income (loss)	$31,044	$(11,276)	275.3%	$1,394	2127.0%
Share Data (3)
Basic earnings (loss) per common share (incl. extraordinary net gain)	$0.93	$(4.02)	-123.2%	$0.50	86.7%
Diluted earnings (loss) per common share (incl. extraordinary net gain)	$0.93	$(4.02)	-123.2%	$0.50	86.4%
Book value per common share	$4.45	$4.42	0.7%	$3.52	26.5%
Tangible book value per common share	$4.36	$2.31	88.6%	$1.80	142.0%
Basic average shares outstanding	33,258	2,804	1086.1%	2,805	1085.7%
Fully diluted average shares outstanding	33,301	2,804	1087.6%	2,805	1087.2%
Key Ratios
Return on average total shareholders' equity (book)	82.16%	-101.77%	-180.7%	54.87%	49.7%
Return on average total shareholders' equity (tangible)	84.79%	-117.51%	-172.2%	111.55%	-24.0%
Return on average total assets	7.51%	-2.23%	-436.8%	0.31%	2322.6%
Net interest spread	2.94%	3.67%	-19.9%	2.94%	0.0%
Net interest margin	3.72%	3.50%	6.3%	3.44%	8.1%
Total revenue (net int inc + non int inc)	$17,002	$19,360	-12.2%	$17,657	-3.7%
Efficiency ratio (2)	92.01%	88.51%	3.9%	120.21%	-23.5%
Credit Quality Ratios
Reserve for credit losses	43,395	61,039	-28.9%	47,609	-8.9%
Reserve to ending total loans	3.70%	4.16%	-11.1%	3.89%	-4.9%
Non-performing assets (NPAs) (4)	105,453	160,710	-34.4%	120,540	-12.5%
Non-performing assets to total assets	6.59%	7.73%	-14.8%	7.02%	-6.2%
Delinquent >30 days to total loans (Excl. NPAs)	0.55%	0.58%	-4.8%	1.93%	-71.4%
Net Charge off's (NCOs)	9,713	11,988	-19.0%	9,865	-1.5%
Net loan charge-offs (annualized)	3.23%	3.17%	2.0%	3.15%	2.7%
Provision for loan losses to NCOs	56.63%	112.61%	-49.7%	50.68%	11.7%
Bank Capital Ratios (5)
Tier 1 capital leverage ratio	13.54%	3.57%	279.3%	4.40%	207.7%
Tier 1 risk-based capital ratio	17.66%	4.65%	279.8%	5.76%	206.6%
Total risk-based capital ratio	18.93%	5.90%	220.8%	7.01%	170.0%
Bancorp Capital Ratios (5)
Tier 1 capital leverage ratio	12.24%	0.60%	1940.0%	0.49%	2398.0%
Tier 1 risk-based capital ratio	16.12%	0.78%	1966.7%	0.64%	2418.8%
Total risk-based capital ratio	17.40%	1.57%	1008.3%	1.29%	1248.8%
Notes:
(1)	Excludes core deposit intangible and other identifiable intangible assets, related to the acquisition of F&M Holding Company.
(2)	Efficiency ratio is noninterest expense (adj for one-time adjs) divided by (net interest income + noninterest income).
(3)	Adjusted to reflect a 1:10 reverse stock split in November 2010.
(4)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.
(5)	Computed in accordance with FRB and FDIC guidelines.

Financial Highlights and Summary of the First Quarter of 2011

•
Capital Raise Completed:  On January 28, 2011, new capital investment proceeds were received in the net amount of $167.9 million; resulting in capital levels in excess of “well-capitalized” designation.

•	Extinguishment of Trust Preferred Debentures (“Debentures”): On January 28, 2011, Debentures totaling $68.6 million were extinguished, resulting in an extraordinary after-tax gain of $32.8 million.
•
First Quarter Net Income Per Share: $0.93 per share or $31.0 million including a $32.8 million after-tax extraordinary gain on extinguishment of $68.6 million in Debentures. Excluding this gain, the net loss from operations was approximately ($0.06) per share or ($1.8) million, as compared to net income of $0.50 per share or $1.4 million for the linked-quarter and a net loss of ($4.02) per share or ($11.3) million for the year-ago quarter.

•	Core Customer Deposits: DDA, Savings, and MMA balances up $23.1 million on a linked-quarter basis.
•
Net Interest Margin (“NIM”) / Liquidity: The NIM improved to 3.72% compared to 3.44% for the linked-quarter owing to a strategic reduction of non-core excess liquidity.  Primary liquidity ratio still remains a strong 19.3% after these actions.

•	Loans: Loan balances declined $50.1 million or 4.1% from year-end mainly due to loan payoffs.
•	Credit Quality: Non-performing assets (NPA’s) totaled $105.4 million at March 31, 2011 improving from $120.5 million at year-end 2010.
•	Credit Quality: Net charge-offs were $9.7 million compared to $9.9 million for the linked-quarter and $12.0 million for the year-ago period.
•	Credit Quality: Delinquent Loans: Loans > 30 days delinquent were at 0.55% of total loans compared to 1.93% for linked-quarter.

The Company recorded net income of $0.93 per share or $31.0 million in the first quarter of 2011 including a $32.8 million after-tax extraordinary gain on extinguishment of $68.6 million in Debentures. Excluding this gain, the net loss was approximately ($0.06) per share or ($1.8) million compared to net income of $0.50 per share or $1.4 million for the linked-quarter and a net loss of ($4.02) per share or ($11.3) million for the year-ago quarter.  For the first quarter of 2011, net interest income was $14.3 million, comparable to the linked-quarter as lower interest income was offset by similar decline in interest expense.  The decline in interest income is attributable to the reduction in loans, while lower interest expense is the result of actions related to the reduction of excess liquidity including extinguishment of $68.6 million in Debentures; call/maturity of $210 million of internet sourced time deposits; and repayment of $50 million of FHLB advances.  Net interest income was down 11.0% when compared to the year-ago period primarily due to lower average earning loans.

At March 31, 2011, Cascade’s loan portfolio was approximately $1.17 billion, down $50.1 million and $292.0 million when compared to the linked-quarter and the year-ago period, respectively. Loans have declined primarily due to customers’ continued deleveraging of their debt in response to slow economic conditions, as well as loan charge-offs.

Total core customer deposits (DDA, Savings, MMA and local customer CDs < $250,000) have increased over the past quarter, up modestly between year-end and March 31, 2011.  Total deposits at March 31, 2011, were $1.18 billion, down $201.7 million or 14.6% compared to the linked-quarter mainly due to the call on scheduled maturity of approximately $210 million in internet sourced time deposits. Deposits were down $557.9 million or 32.2% compared to the year-ago quarter in part as a result of the above described actions.  In addition, the Company experienced a year-over-year decline in interest bearing demand and demand deposits related to the Bank’s uncertain outlook prior to the Capital Raise.

The NIM was 3.72% for the first quarter of 2011 compared to 3.44% for the linked-quarter and 3.50% for the year-ago period due to actions taken to reduce excess liquidity described elsewhere in this Quarterly Report, including call/maturities of internet sourced time deposits, extinguishment of Debentures and repayment of FHLB advances.  Note that these actions were completed early in the quarter resulting in a NIM of approximately 4.09% during the month of March alone.  The Bank’s primary liquidity ratio remains at a strong 19.3% with $209.2 million held in cash and cash equivalents at March 31, 2011 compared to $319.4 million at December 31, 2010.

At March 31, 2011, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 13.54%, 17.66% and 18.93%, respectively, exceeding the regulatory benchmarks for “well-capitalized” designation.  Regulatory minimums to be “well-capitalized” are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. Pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10% to be considered “well-capitalized”.  Bancorp’s Tier 1 leverage, Tier risk-based and total risk-based capital ratios were 12.24%, 16.12% and 17.40%, respectively, as of March 31, 2011.

RESULTS OF OPERATIONS – Three Months ended March 31, 2011 and 2010

Income Statement

Net Income

The Company recorded net income of $0.93 per share or $31.0 million in the first quarter of 2011 including a $32.8 million extraordinary after-tax gain on extinguishment of $68.6 million in Debentures. Excluding this gain, the Company recorded a net loss of approximately ($0.06) per share or ($1.8) million compared to net income of $0.50 per share or $1.4 million for the linked-quarter and a net loss of ($4.02) per share or ($11.3) million for the year-ago quarter.

For the first quarter of 2011, the Company recorded a pre-tax loss of approximately $4.1 million mainly due to the $5.5 million provision for loan losses.  The level of pretax loss in the first quarter of 2011 is improved from a $8.6 loss for the linked quarter mainly because of lower OREO valuation expense.  However tax adjustments in the current quarter were $2.3 million (credit) compared to $10.0 million (credit) in the linked quarter due to lower utilization of deferred tax assets on which a full valuation allowance was previously recorded, As a result, the first quarter of 2011 reflects an after-tax loss of $1.8 million from operations as compared to net income of $1.4 million for the linked quarter.

Net Interest Income

Net interest income was $14.3 million for the current quarter, comparable to the linked-quarter.  This outcome was a result of the decline in interest income attributable to the reduction in loans, offset by a significant improvement in overall funding costs.  Lower funding costs resulted from actions related to the Company’s reduction of excess liquidity including extinguishment of $68.6 million in Debentures; call/maturity of $210 million in internet sourced time deposits; and repayment of $50 million of FHLB advances.  Net interest income was down 11.0% when compared to the year-ago period due to lower average earning assets.

Total interest income decreased approximately $1.1 million compared to the linked-quarter and $4.6 million compared to the prior-year quarter.  The decrease is mainly due to lower average earning loan balances and interest reversals and interest foregone on non-performing loans. For the three months ended March 31, 2011, total interest expense declined by approximately $1.2 million or 22.9% mainly due to actions related to the reduction of excess liquidity discussed elsewhere in this Quarterly Report.  Interest expense also benefited from depositor shift from NOW accounts to non interest bearing checking accounts with the expiration of the TAG program.  This program had temporarily provided unlimited FDIC insurance coverage for interest bearing NOW checking accounts.  The above actions resulted in an overall cost of funds of 1.08% for the first quarter of 2011 compared to 1.19% for the linked-quarter. Yields on earning assets were stable compared to the linked-quarter at 4.77% while year ago earning asset yields were 4.97%.  Meanwhile, average rates paid on interest bearing liabilities for the three month period ended March 31, 2011 decreased to 1.45% compared to 1.66% in the year-ago period.

Components of Net Interest Margin

The following table sets forth for the quarters ended March 31, 2011 and 2010 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Quarter ended			Quarter ended
	March 31, 2011			March 31, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$117,612	$1,244	4.29%	$143,783	$1,571	4.43%
Non-taxable securities	1,806	18	4.04%	2,792	35	5.08%
Interest bearing balances due from other banks	229,251	136	0.24%	204,232	145	0.29%
Federal funds sold	2,900	1	0.14%	3,255	3	0.37%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	1,201,276	16,906	5.71%	1,513,853	21,195	5.68%
Total earning assets/interest income	1,563,317	18,304	4.75%	1,878,387	22,949	4.95%
Reserve for loan losses	(45,055)			(41,920)
Cash and due from banks	29,640			63,404
Premises and equipment, net	35,113			37,158
Bank-owned life insurance	33,556			33,635
Accrued interest and other assets	60,690			125,427
Total assets	$1,677,261			$2,096,091

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$463,782	585	0.51%	$752,935	1,505	0.81%
Savings deposits	31,905	17	0.22%	29,658	17	0.23%
Time deposits	384,809	2,025	2.13%	564,229	3,509	2.52%
Other borrowings	228,283	1,343	2.39%	304,805	1,724	2.29%
Total interest bearing liabilities/interest expense	1,108,779	3,970	1.45%	1,651,627	6,755	1.66%
Demand deposits	384,968			374,549
Other liabilities	30,272			27,148
Total liabilities	1,524,019			2,053,324
Stockholders' equity	153,242			42,767
Total liabilities and stockholders' equity	$1,677,261			$2,096,091

Net interest income		$14,334			$16,194

Net interest spread			3.30%			3.30%

Net interest income to earning assets			3.72%			3.50%

(1)	Average non-accrual loans included in the computation of average loans was approximately $75.4 million for 2011 and $152.1 million for 2010.
(2)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.5 million in 2011 and $0.6 million in 2010.
(3)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2011, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended
	March 31, 2011 vs. 2010
	Total	Volume	Rate
Interest income:
Interest and fees on loans	$(4,289)	$(4,376)	$87
Investments and other	(356)	(308)	(48)
Total interest income	(4,645)	(4,684)	39
Interest expense:
Interest bearing demand	(920)	(578)	(342)
Savings	0	1	(1)
Time deposits	(1,484)	(1,116)	(368)
Other borrowings	(381)	(433)	52
Total interest expense	(2,785)	(2,126)	(659)
Net interest income	$(1,860)	$(2,558)	$698

Loan Loss Provision

The loan loss provision was $5.5 million in the first quarter of 2011 compared to $5.0 million in the linked-quarter and $13.5 million a year earlier. At March 31, 2011, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was approximately $43.4 million or 3.70% of outstanding loans compared to a linked-quarter reserve of 3.89% and 4.16% for the first quarter of 2010. The decline in the first quarter 2011 reserve was primarily the result of a charge-off of a single loan that previously carried a special reserve.

Non-Interest Income

Noninterest income in the first quarter of 2011 was $2.7 million as compared to $3.4 million in the linked-quarter and $3.3 million a year earlier. This trend is a function of slowing economic activity affecting service charge revenue, net mortgage revenue and a decrease in card issuer and merchant services fees. These decreases were partially offset by an increase in earnings on bank owned life insurance policies.

Non-Interest Expense

Non-interest expenses for the first quarter of 2011 were $15.6 million as compared to $21.2 million in the linked-quarter and $17.1 million in the comparable period of 2010.  The year-over-year declines are largely attributable to lower FDIC deposit insurance and salary and benefit costs somewhat offset by higher OREO expenses.  FDIC deposit insurance costs are down 58.0% in the first quarter of 2011 mainly because the Company’s return to “well-capitalized” category results in a lower insurance assessment rate on deposits. Meanwhile, salary costs have trended lower decreasing 4.0% year-over-year as a result of a decline in staffing in response to the slowing economy.  OREO expenses for the first quarter of 2011 were $1.6 million compared to a linked-quarter of $0.5 million due to an increase in valuation allowances during the quarter.

Income Taxes

During the three months ended March 31, 2011, the Company recorded a net income tax provision of approximately $19.7 million.  Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures , which was calculated based on the Company’s estimated statutory income tax rates. The net income tax provision of $19.7 million also includes a credit for income taxes of approximately $2.3 million related to the Company’s loss from operations excluding the extraordinary gain.  This credit for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences.  Accordingly, this calculation and the prospective income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

As of March 31, 2011, the Company maintained a valuation allowance of $36.1 million against the deferred tax asset balance of $35.3 million, for a net deferred tax credit of $0.8 million. This amount represented a $10.0 million decrease from year-end 2010 due to the estimated utilization of certain deferred tax assets during the three months ended March 31, 2011.

Management determined the amount of the deferred tax valuation allowance at March 31, 2011 and December 31, 2010 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies.   The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income.  The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The issuance of common stock in connection with the Company’s successful completion of its Capital Raise in the first quarter of 2011 resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of the Company’s net operating loss carryforwards and certain built-in losses under federal income tax laws will be subject to annual limitation. The annual limitation placed on the Company’s ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company’s value immediately before the ownership change. The annual limitation imposed under Section 382 may limit the deduction for both the carryforward tax attributes and the built-in losses realized within five years of the date of the ownership change. Given the limited carryforward period assigned to these tax deductions in excess of this annual limit, some portion of these potential deductions will be lost and, consequently, the related tax benefits may not be recorded in the financial statements.

Financial Condition

Capital Resources

The Company’s successful Capital Raise and extraordinary gain on the extinguishment of the Debentures recorded in the first quarter of 2011 increased total stockholders’ equity to $209.5 million as of March 31, 2011.  This compares to $12.6 million at March 31, 2010. Gross capital proceeds were $177.0 million upon sale of 44,193,750 shares of common stock to private investors at a price of $4.00 per share. At March 31, 2011, the Company’s tangible common equity to total assets ratio was 12.7%. The Company’s basic and tangible book value per share increased to $4.50 and $4.41, respectively, at March 31, 2011.

March 31, 2011 regulatory capital ratios are as follows: Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 12.24%, 16.12% and 17.40%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 13.54%, 17.66% and 18.93%, respectively, which exceed regulatory benchmarks for “well-capitalized”. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this Quarterly Report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” Additional information regarding capital resources are located in Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2011, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.60 billion at March 31, 2011 a decrease of $115.6 million from $1.72 billion at year-end 2010, mainly due to a $62.0 million decrease in cash and cash equivalents and a $50.1 million reduction in loans.  Total liabilities declined $315.1 million as a result of actions taken to reduce excess liquidity described elsewhere in this Quarterly Report, including call/maturities of internet sourced time deposits, extinguishment of the Debentures and repayment of FHLB advances.

Cash and cash equivalents decreased approximately $62.0 million to $209.2 million or 13.1% of total assets at March 31, 2011 compared to year-end 2010.  This decrease resulted mainly from a decrease in interest bearing balances of approximately $63.2 million, which was used to repay $50.0 million in FHLB advances and increase in the Bank’s investment securities available-for-sale of $11.6 million. At March 31, 2011, the Company’s loan portfolio was approximately $1.17 billion, down $50.1 million and $292.0 million when compared to the linked-quarter and the year-ago period, respectively. Loans have declined primarily due to customers’ continued deleveraging of debt in response to slow economic conditions.  Net charge-offs of $9.7 million for the three months ended March 31, 2011, also contributed to the reduction in loan balances outstanding.  Approximately $3.5 million of current charge-offs was related to one credit with previous reserves of a like amount.

The Company had no material off balance sheet derivative financial instruments as of March 31, 2011 and December 31, 2010.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at March 31, 2011 and December 31, 2010 is included in the following table (dollars in thousands):

	March 31, 2011	December 31, 2010

Commitments to extend credit	$157,438	$164,542
Commitments under credit card lines of credit	25,072	26,257
Standby letters of credit	5,953	3,013

Total off-balance sheet financial instruments	$188,463	$193,812

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank applies established credit-related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty.

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

Liquidity

       Prior to the Capital Raise, the Company had maintained excess liquidity to mitigate customer uncertainty. The effect of the $167.9 million net proceeds of the Capital Raise on the Company’s capital position has reduced the Company’s need for excess liquidity.  Accordingly, during the first quarter, in addition to the extinguishment of $68.6 million in Debentures, the Company called $170 million in internet sourced deposits, let mature an additional $40 million in internet sourced deposits and repaid $50 million in FHLB advances.  At March 31, 2011 and after this series of actions, cash and cash equivalents of the Company totaled $209 million as compared to $271 million at December 31, 2010.  This amount includes interest bearing balances held at FRB totaling $173.4 million.  The Company’s primary liquidity ratio remains a strong 19.3% at March 31, 2011.

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

From time to time the Bank may augment core deposits with wholesale funds it deems reliable and stable under the circumstances such as internet sourced time deposits and borrowings and lines of credit from what it deems reliable counterparties. At March 31, 2011 the FHLB had extended the Bank a secured line of credit of $273.0 million (17% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2011, the Bank had qualifying collateral pledged for FHLB borrowings totaling $269.6 million of which $205 million was utilized with $145.0 million in secured borrowings and $60.0 million FHLB letters of credit used for collateralization of Oregon public deposits held at the Bank. At March 31, 2011, the Bank also had undrawn borrowing capacity at FRB of approximately $55.7 million assuming pledged collateral continues to meet standards for qualifications. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit access to secured borrowings. The Bank has approximately $10 million in unsecured lines of credit from correspondent banks.

The Bank is currently restricted from accepting or renewing brokered deposits including reciprocal CDARS deposits until such time as the regulatory order is lifted.  At March 31, 2011 and December 31, 2010, the Company had negligible brokered deposits. Local relationship based reciprocal CDARS deposits which are also technically classified as brokered deposits totaled $2.5 at March 31, 2011, down from $7.9 million at December 31, 2010.

In 2008, TLGP was established under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41 million of notes under the TLGP. The issuance included $16 million floating rate and $25 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At March 31, 2011, the Bank had approximately $188.5 million in outstanding commitments to extend credit, compared to approximately $193.8 million at year-end 2010. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity may be limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale which could result in a loss to the Bank. As of March 31, 2011, unpledged investments totaled approximately $19.7 million.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Such dividends arise from the cash flow and earnings of the Bank. Banking regulations and authorities may limit the amount or require certain approvals of dividends that the Bank may pay to Bancorp and payment of shareholder dividends is also restricted by state and federal regulators (see Note 15 of the Company’s condensed consolidated financial statements). Also, pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of any dividends on its common stock. The Company has no plans to resume payment of cash dividends to shareholders at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures in this item are qualified by the Risk Factors referred to in Part II, Item 1A and set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report and any other cautionary statements contained herein.

Refer to the disclosures of market risks included in Item 7A Quantitative and Qualitative Disclosures about Market Risks in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Remediation Steps to Address Material Weakness

Management previously disclosed a material weakness in internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2010, specifically with respect to the Company’s estimate of the reserve for loan losses. As background, during the third and fourth quarters of 2010, in connection with an examination by banking regulators of the Bank, management refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information, modifying its calculation of historical loss factors, and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio. As of December 31, 2010, the Company was utilizing the refined and enhanced model.

At the time of filing the Company’s Annual Report on Form 10-K, management concluded that a sufficient period of time subsequent to December 31, 2010 had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively.  As of March 31, 2011, management again concluded that a sufficient period of time subsequent to December 31, 2010 had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively.  However, management believes that the reserve for loan losses is appropriately stated and that additional refinements and testing will occur in the future to fully remediate the material weakness.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 18, 2010, the Bank was sued in an asserted class action lawsuit, Russell Firkins & Rena Firkins v. Bank of the Cascades, Case No. 1:10-cv-414-BLW in the United States District Court for the District of Idaho.  The lawsuit alleges that, in 2004, the Bank’s predecessor (Farmers and Merchants Bank), acting as trustee under three similar trust indentures, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million.  Recovery is sought on claims of breach of the indentures, breach of fiduciary duty, and conversion.  On November 22, 2010, the lawsuit was dismissed without prejudice for a lack of subject matter jurisdiction in federal court. In addition, on November 10, 2010 the DBSI Funding Corporations' bankruptcy trustee filed an adversary proceeding against the Bank, in re: DBSI INC., et al, James R. Zazzali, as Trustee v. Bank of the Cascades, Adversary Proceeding No. 10-55325 (PJW) in the U.S. Bankruptcy Court, District of Delaware.  The trustee claims that the Bank violated the automatic stay by taking control of approximately $250,000 in the DBSI Funding Corporations' accounts shortly after the DBSI bankruptcy filing, and, as a result, the Bank owes sanctions and damages.  Under an order of the bankruptcy court, the adversary proceeding against the Bank is stayed, and the Bank need not respond to the bankruptcy trustee's claims and allegations pending a further court order.  The bankruptcy court has scheduled a status conference in the adversary proceeding for May 26, 2011. While the outcome of these proceedings cannot be predicted with certainty, based on management's review, management believes that the lawsuit and the adversary proceedings are without merit and plans to vigorously pursue its defenses.  Management also believes that if any liability were to result, it would not have a material adverse effect on the Company's consolidated liquidity, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to Cascade’s risk factors previously disclosed in Part I – Item 1A Risk Factors of Cascade’s Annual Report on Form 10-K filed with the SEC on March 15, 2011 for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to the Company’s sale of unregistered equity securities during the quarter ended March 31, 2011 was previously reported in a Current Report on Form 8-K, filed with the SEC on January 31, 2011. During the quarter ended March 31, 2011, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to repurchase shares in the foreseeable future.  As of March 31, 2011, the Company was authorized to repurchase up to an additional 94,042 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Bylaws of Cascade Bancorp, as amended
10.1
Form of Indemnification Agreement by and between Cascade Bancorp and certain of its directors filed as Exhibit 10.1 to the Company's filing on Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2011 and incorporated herein by reference.

10.2
Form of Indemnification Agreement by and between Bank of the Cascades and certain of its directors filed as Exhibit 10.2 to the Company's filing on Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2011 and incorporated herein by reference.

10.3
Registration Rights Agreement, dated as of January 28, 2011, by and among Cascade Bancorp and the Investors party thereto filed as Exhibit 10.3 to the Company's filing on Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date	May 4, 2011	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO
(Principal Executive Officer)

Date	May 4, 2011	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer
(Principal Financial and Chief Accounting Officer)