Form 10-Q
period 2011-06-30
CASCADE BANCORP
filed 2011-07-29
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  47,232,476 shares of no par value Common Stock as of July 26, 2011.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
JUNE 30, 2011

INDEX

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	June 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations:
	Six months and three months ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity:
	Six months ended June 30, 2011 and 2010	6

	Condensed Consolidated Statements of Cash Flows:
	Six months ended June 30, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	40

Item 4.	Controls and Procedures.	40

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

SIGNATURES		42

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Dollars in thousands)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,518	$23,825
Interest bearing deposits	188,378	244,513
Federal funds sold	2,166	2,926
Total cash and cash equivalents	219,062	271,264
Investment securities available-for-sale	124,122	115,010
Investment securities held-to-maturity	1,335	1,806
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	1,085,498	1,177,045
Premises and equipment, net	34,509	35,281
Core deposit intangibles	4,174	4,912
Bank-owned life insurance (BOLI)	34,055	33,470
Other real estate owned (OREO), net	37,112	39,536
Deferred tax asset, net	-	9,201
Accrued interest and other assets	12,220	18,461
Total assets	$1,562,559	$1,716,458

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$401,018	$310,164
Interest bearing demand	467,026	520,080
Savings	33,711	31,040
Time	253,421	515,615
Total deposits	1,155,176	1,376,899
Junior subordinated debentures	-	68,558
FHLB borrowings	125,000	195,000
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	41,000	41,000
Accrued interest and other liabilities	28,769	24,945
Total liabilities	1,349,945	1,706,402

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,235,751 issued and outstanding (2,853,670 in 2010)	328,904	160,316
Accumulated deficit	(118,553)	(151,608)
Accumulated other comprehensive income	2,263	1,348
Total stockholders' equity	212,614	10,056
Total liabilities and stockholders' equity	$1,562,559	$1,716,458

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Six Months and Three Months ended June 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$16,362	$20,554	$33,268	$41,674
Taxable interest on investments	1,197	1,427	2,441	2,998
Nontaxable interest on investments	15	19	33	45
Interest on interest bearing deposits	134	111	270	259
Total interest income	17,708	22,111	36,012	44,976

Interest expense:
Deposits:
Interest bearing demand	547	1,372	1,132	2,877
Savings	17	20	34	37
Time	1,365	2,971	3,390	6,480
Federal funds purchased and other borrowings	1,113	1,737	2,456	3,461
Total interest expense	3,042	6,100	7,012	12,855

Net interest income	14,666	16,011	29,000	32,121
Loan loss provision	2,000	2,500	7,500	16,000
Net interest income after loan loss provision	12,666	13,511	21,500	16,121

Noninterest income:
Service charges on deposit accounts	1,206	1,709	2,394	3,429
Mortgage loan origination and processing fees	38	110	96	218
Gains on sales of mortgage loans, net	7	18	12	61
Gains on sales of investment securities available-for-sale	-	573	-	644
Card issuer and merchant services fees, net	689	703	1,264	1,326
Earnings on bank-owned life insurance	314	1	585	1
Other income	558	624	1,129	1,309
Total noninterest income	2,812	3,738	5,480	6,988

Noninterest expense:
Salaries and employee benefits	7,031	7,267	14,370	14,951
Occupancy and equipment	1,610	1,629	3,179	3,264
Communications	411	477	838	950
FDIC insurance	623	1,946	1,752	4,632
OREO	1,302	3,496	2,890	3,980
Other expenses	4,532	3,380	8,123	7,554
Total noninterest expense	15,509	18,195	31,152	35,331

Loss before income taxes and extraordinary net gain	(31)	(946)	(4,172)	(12,222)
Credit for income taxes	2,042	609	4,388	609
Income (loss) before extraordinary net gain	2,011	(337)	216	(11,613)

Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	32,839	-
Net income (loss)	$2,011	$(337)	$33,055	$(11,613)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations (continued)
Six Months and Three Months ended June 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(unaudited)

Income (loss) per share	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic and diluted:
Income (loss) before extraordinary net gain	$0.04	$(0.12)	$0.01	$(4.14)
Extraordinary net gain	-	-	0.81	-
Net income (loss) per common share	$0.04	$(0.12)	$0.82	$(4.14)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2011	2010

Total stockholders' equity at beginning of period	$10,056	$23,318

Comprehensive income (loss):
Net income (loss)	33,055	(11,613)
Unrealized gains on investment securities available-for-sale, net	915	117
Comprehensive income (loss)	33,970	(11,496)

Issuance of common stock, net	168,074	-

Stock-based compensation expense, net	514	277

Total stockholders' equity at end of period	$212,614	$12,099

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2011 and 2010
(Dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2011	2010

Net cash provided by operating activities before extraordinary net gain	$41,892	$57,937
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	(32,839)	-
Net cash provided by operating activities	9,053	57,937

Investing activities:
Proceeds from sales of investment securities available-for-sale	-	12,215
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	7,557	18,146
Proceeds from maturities and calls of investment securities held-to-maturity	470	200
Purchases of investment securities available-for-sale	(14,814)	(22,461)
Net decrease in loans	77,209	149,515
Purchases of premises and equipment	(172)	-
Proceeds from sales of OREO	5,769	3,340
Net cash provided by investing activities	76,019	160,955

Financing activities:
Net decrease in deposits	(221,723)	(239,306)
Net proceeds from issuance of common stock	168,074	-
Extinguishment of junior subordinated debentures, net	(13,625)	-
Net decrease in FHLB and other borrowings	(70,000)	(207)
Net cash used by financing activities	(137,274)	(239,513)
Net decrease in cash and cash equivalents	(52,202)	(20,621)
Cash and cash equivalents at beginning of period	271,264	359,322
Cash and cash equivalents at end of period	$219,062	$338,701

Supplemental disclosures of cash flow information:
Interest paid	$11,113	$13,020
Income tax refund received	$-	$43,613
Loans transferred to OREO	$6,850	$32,433

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), a one bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, “the Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed consolidated financial statements include all adjustments (all of which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. In addition, during the three months ended June 30, 2011, the Company recorded a non-recurring reduction in salaries and employee benefits expense of $0.3 million (net of applicable income taxes) arising from insurance stop-loss credits with respect to the Company’s employee healthcare program. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expenses for the periods.  Actual results could differ from those estimates. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Certain amounts for 2010 have been reclassified to conform to the 2011 presentation.

2.	Capital Raise

The Company completed a $177.0 million capital raise (the “Capital Raise”) in January 2011. Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and $3.9 million of accrued interest payable (see Note 9), resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). The combined effect of these transactions increased each of Bancorp’s and the Bank’s regulatory capital ratios to an amount in excess of both “well-capitalized” regulatory levels and the capital levels required by the regulatory order (the “Order”) under which the Company has been operating (see Note 15). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above.

3.	Investment Securities

Investment securities at June 30, 2011 and December 31, 2010 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
6/30/2011
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$104,521	$3,502	$293	$107,730
Non-agency MBS	4,387	41	7	4,421
U.S. Agency asset-backed securities	11,099	617	229	11,487
Mutual fund	464	20	-	484
	$120,471	$4,180	$529	$124,122
Held-to-maturity
Obligations of state and political subdivisions	$1,335	$86	$-	$1,421

12/31/2010
Available-for-sale
U.S. Agency MBS *	$95,622	$2,300	$621	$97,301
Non-agency MBS	5,051	15	28	5,038
U.S. Agency asset-backed securities	11,707	643	151	12,199
Mutual fund	456	16	-	472
	$112,836	$2,974	$800	$115,010
Held-to-maturity
Obligations of state and political subdivisions	$1,806	$98	$-	$1,904

* U.S. Agency MBS include private label MBS of approximately $14.2 million and $14.9 million at June 30, 2011 and December 31, 2010, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at June 30, 2011 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
3 months to one year	$-	$-	$310	$316
One to three years	388	409	642	689
Three to five years	19	20	383	416
Five to ten years	11,651	11,958	-	-
Over ten years	107,949	111,251	-	-
Other	464	484	-	-
	$120,471	$124,122	$1,335	$1,421

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
6/30/2011
U.S. Agency MBS	$10,835	$265	$5,153	$28	$15,988	$293
Non-agency MBS	716	7	-	-	716	7
U.S. Agency asset-backed securities	-	-	3,351	229	3,351	229
	$11,551	$272	$8,504	$257	$20,055	$529

12/31/2010
U.S. Agency MBS	$17,639	$472	$6,531	$149	$24,170	$621
Non-agency MBS	3,646	27	996	1	4,642	28
U.S. Agency asset-backed securities	-	-	3,788	151	3,788	151
	$21,285	$499	$11,315	$301	$32,600	$800

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at June 30, 2011 and December 31, 2010 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased.  Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates.  Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary.  Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities.  Furthermore, as of June 30, 2011, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.	Federal Home Loan Bank of Seattle (“FHLB”) Stock

As of June 30, 2011 the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (FHFA), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. On October 25, 2010, the FHLB entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB “undercapitalized” under the FHFA’s Prompt Corrective Action rule. The FHLB will not pay a dividend or repurchase capital stock while it is classified as “undercapitalized”. While the FHLB was “undercapitalized” as of June 30, 2011, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of June 30, 2011. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

5.	Loans

The composition of the loan portfolio at June 30, 2011 and December 31, 2010 was as follows (dollars in thousands):

	June 30, 2011		December 30, 2010
	Amount	Percent	Amount	Percent	% Change
Commercial real estate:
Owner occupied	$298,620	26.5%	$315,723	25.8%	5.4%
Non-owner occupied and other	367,385	32.5%	396,309	32.3%	7.3%
Total commercial real estate loans	666,005	59.0%	712,032	58.1%	6.5%
Construction:
1-4 Family	5,342	0.5%	7,523	0.6%	29.0%
Other	124,320	11.0%	150,940	12.3%	17.6%
Total construction loans	129,662	11.5%	158,463	12.9%	18.2%
Residential real estate:
Term	44,515	3.9%	45,205	3.7%	1.5%
Line of credit and other	53,858	4.8%	57,281	4.7%	6.0%
Total residential real estate loans	98,373	8.7%	102,486	8.4%	4.0%
Commerical and industrial	190,786	16.9%	205,692	16.8%	7.2%
Consumer	43,906	3.9%	47,687	3.8%	7.9%
Total loans	1,128,732	100.0%	1,226,360	100.0%	8.0%

Less:
Deferred loan fees	2,444		2,647		7.7%
Reserve for loan losses	40,790		46,668		12.6%
Loans, net	$1,085,498		$1,177,045		7.8%

Included in mortgage loans was approximately $0.7 million and $0.2 million in mortgage loans held for sale at June 30, 2011 and December 31, 2010, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the Boise, Idaho area). As such, the Bank’s results of operations and financial condition are dependent upon the general trends in the economy and, in particular, the local residential and commercial real estate markets it serves.  Economic trends can significantly affect the strength of the local real estate market. Approximately 79% of the Bank’s loan portfolio at June 30, 2011 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans, and commercial loans secured by commercial real estate.  While broader economic conditions appear to be stabilizing, real estate prices are at markedly lower levels due to the severe recession of the past few years. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected.  Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates.  Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business.  An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk.  At June 30, 2011 and December 31, 2010, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $32.9 million and $54.1 million, respectively.

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

At June 30, 2011, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was approximately $41.7 million or 3.7% of outstanding loans compared to $43.4 million or 3.7% at March 31, 2011. The unallocated reserve at June 30, 2011 was $2.7 million compared to $0.9 million at March 31, 2011.  The primary reason for the increase in the unallocated reserve was uncertainty related to the potential effects of planned enhancements to the Company’s model for calculating the reserve for loan losses with respect to creating historical loss rates to be applied against loan risk-ratings.

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

With respect to loans to developers and builders that are secured by CRE, the Company generally requires the borrower to have an existing relationship with the Company and a historical record of successful projects. Construction loans are underwritten considering the feasibility of the project, independent “as-completed” appraisals, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and final property values associated with the completed project, and actual results may differ from these estimates.  Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved third-party long-term lenders, sales of the developed property, or else may be dependent on an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.

Residential real estate loans are generally secured by first mortgages, and are exposed to the risk that the collateral securing these loans may fluctuate in value due to economic or individual performance factors.

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

Transactions in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the six months ended June 30, 2011 were as follows (dollars in thousands):

	Commerical real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total

Balance at beginning of year	$14,338	$12,652	$4,115	$12,220	$2,966	$377	$46,668
Loan loss provision	508	2,087	387	1,763	552	2,203	7,500
Recoveries	96	261	102	1,002	180	-	1,641
Loans charged off	(2,060)	(4,064)	(908)	(6,937)	(1,050)	-	(15,019)
Balance at end of period	$12,882	$10,936	$3,696	$8,048	$2,648	$2,580	$40,790

Reserve for unfunded loan commitments
Balance at beginning of year	$40	$-	$101	$523	$241	$36	$941
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$40	$-	$101	$523	$241	$36	$941

Reserve for credit losses
Reserve for loan losses	$12,882	$10,936	$3,696	$8,048	$2,648	$2,580	$40,790
Reserve for unfunded loan commitments	40	-	101	523	241	36	941
Total reserve for credit losses	$12,922	$10,936	$3,797	$8,571	$2,889	$2,616	$41,731

Summary transactions in the reserve for loan losses and unfunded loan commitments for the six months ended June 30, 2010 were as follows (dollars in thousands):

Total

Balance at beginning of year	$58,586
Loan loss provision	16,000
Recoveries	7,259
Loans charged off	(24,115)
Balance at end of period	$57,730

Reserve for unfunded loan commitments
Balance at beginning of year	$704
Provision for unfunded loan commitments	237
Balance at end of period	$941

Reserve for credit losses
Reserve for loan losses	$57,730
Reserve for unfunded loan commitments	941
Total reserve for credit losses	$58,671

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The following table presents information, by portfolio segment, on the loans evaluated individually for impairment and collectively evaluated for impairment in the reserve for loan losses at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2011
Commercial real estate:
Owner occupied	$1,670	$2,312	$3,982	$28,533	$270,087	$298,620
Non-owner occupied	1,158	7,742	8,900	35,957	331,428	367,385
Total commercial real estate loans	2,828	10,054	12,882	64,490	601,515	666,005
Construction:
1-4 Family	-	187	187	1,640	3,702	5,342
Other	2,561	8,188	10,749	60,064	64,256	124,320
Total construction loans	2,561	8,375	10,936	61,704	67,958	129,662
Residential real estate:
Term	200	1,260	1,460	8,278	36,237	44,515
Line of credit and other	416	1,820	2,236	1,475	52,383	53,858
Total residential real estate loans	616	3,080	3,696	9,753	88,620	98,373
Commerical and industrial	1,006	7,042	8,048	22,451	168,335	190,786
Consumer	-	2,648	2,648	732	43,174	43,906
	$7,011	$31,199	38,210	$159,130	$969,602	$1,128,732
Unallocated			2,580
			$40,790

December 31, 2010
Commercial real estate:
Owner occupied	$1,422	$2,275	$3,697	$24,684	$291,039	$315,723
Non-owner occupied	1,242	9,399	10,641	33,184	363,125	396,309
Total commercial real estate loans	2,664	11,674	14,338	57,868	654,164	712,032
Construction:
1-4 Family	-	339	339	1,337	6,186	7,523
Other	10	12,303	12,313	43,913	107,027	150,940
Total construction loans	10	12,642	12,652	45,250	113,213	158,463
Residential real estate:
Term	110	1,728	1,838	2,164	43,041	45,205
Line of credit and other	-	2,278	2,278	544	56,737	57,281
Total residential real estate loans	110	4,006	4,116	2,708	99,778	102,486
Commerical and industrial	4,091	8,129	12,220	24,998	180,694	205,692
Consumer	-	2,966	2,966	-	47,687	47,687
	$6,875	$39,417	46,292	$130,824	$1,095,536	$1,226,360
Unallocated			376
			$46,668

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

Substandard

Substandard loans are those inadequately protected by the current sound net worth and paying capacity of the obligor and/or by the value of the pledged collateral, if any.  Substandard loans have a high probability of payment default or they have other well defined weaknesses. They require more intensive supervision and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization.  Repayment may depend on collateral or other credit risk mitigants.

Commercial real estate loans are classified Substandard when well-defined weaknesses are present which jeopardize the orderly liquidation of the loan.  Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, and/or the project’s failure to fulfill economic expectations.  These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following table presents, by portfolio class, credit risk profile by internally assigned grades at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Loan Grades
	Acceptable	Watch	Special Mention	Substandard	Total
June 30, 2011
Commercial real estate:
Owner occupied	$222,092	$11,637	$27,086	$37,805	$298,620
Non-owner occupied	268,570	20,078	35,977	42,760	367,385
Total commercial real estate loans	490,662	31,715	63,063	80,565	666,005
Construction:
1-4 Family	681	-	437	4,224	5,342
Other	36,134	19,641	3,389	65,156	124,320
Total construction loans	36,815	19,641	3,826	69,380	129,662
Residential real estate:
Term	33,048	1,610	3,180	6,677	44,515
Line of credit and other	49,289	408	980	3,181	53,858
Total residential real estate loans	82,337	2,018	4,160	9,858	98,373
Commerical and industrial	136,937	5,536	11,575	36,738	190,786
Consumer	42,824	1	620	461	43,906
	$789,575	$58,911	$83,244	$197,002	$1,128,732

December 31, 2010
Commercial real estate:
Owner occupied	$245,775	$12,741	$22,213	$34,994	$315,723
Non-owner occupied	289,670	41,105	21,318	44,216	396,309
Total commercial real estate loans	535,445	53,846	43,531	79,210	712,032
Construction:
1-4 Family	4,826	467	500	1,730	7,523
Other	65,165	20,942	6,362	58,471	150,940
Total construction loans	69,991	21,409	6,862	60,201	158,463
Residential real estate:
Term	36,752	1,761	3,218	3,474	45,205
Line of credit and other	52,848	408	1,073	2,952	57,281
Total residential real estate loans	89,600	2,169	4,291	6,426	102,486
Commerical and industrial	144,055	7,350	12,158	42,129	205,692
Consumer	46,465	116	637	469	47,687
	$885,556	$84,890	$67,479	$188,435	$1,226,360

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at June 30, 2011 and December 31, 2010 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
June 30, 2011
Commercial real estate:
Owner occupied	$2,097	$4,958	$7,055	$291,565	$298,620
Non-owner occupied	2,042	3,887	5,929	361,456	367,385
Total commercial real estate loans	4,139	8,845	12,984	653,021	666,005
Construction:
1-4 Family	244	1,397	1,641	3,701	5,342
Other	7,042	21,780	28,822	95,498	124,320
Total construction loans	7,286	23,177	30,463	99,199	129,662
Residential real estate:
Term	3,452	1,270	4,722	39,793	44,515
Line of credit and other	101	247	348	53,510	53,858
Total residential real estate loans	3,553	1,517	5,070	93,303	98,373
Commerical and industrial	2,316	9,211	11,527	179,259	190,786
Consumer	95	43	138	43,768	43,906
	$17,389	$42,793	$60,182	$1,068,550	$1,128,732

December 31, 2010
Commercial real estate:
Owner occupied	$5,313	$5,405	$10,718	$305,005	$315,723
Non-owner occupied	16,706	10,263	26,969	369,340	396,309
Total commercial real estate loans	22,019	15,668	37,687	674,345	712,032
Construction:
1-4 Family	754	976	1,730	5,793	7,523
Other	1,857	28,695	30,552	120,388	150,940
Total construction loans	2,611	29,671	32,282	126,181	158,463
Residential real estate:
Term	617	1,092	1,709	43,496	45,205
Line of credit and other	453	404	857	56,424	57,281
Total residential real estate loans	1,070	1,496	2,566	99,920	102,486
Commerical and industrial	2,129	14,126	16,255	189,437	205,692
Consumer	157	7	164	47,523	47,687
	$27,986	$60,968	$88,954	$1,137,406	$1,226,360

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at June 30, 2011 and December 31, 2010.

Total impaired loans at June 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Impaired loans with an associated allowance	$86,222	$52,004
Impaired loans without an associated allowance	72,908	78,820
Total recorded investment in impaired loans	$159,130	$130,824
Amount of the reserve for loan losses allocated to impaired loans	$7,011	$6,875

The following table presents information related to impaired loans, by portfolio class, at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
June 30, 2011
Commercial real estate:
Owner occupied	$21,110	$7,423	$28,533	$28,560	$1,670
Non-owner occupied	31,035	4,922	35,957	42,039	1,158
Total commercial real estate loans	52,145	12,345	64,490	70,599	2,828
Construction:
1-4 Family	-	1,640	1,640	1,702	-
Other	20,174	39,890	60,064	82,079	2,561
Total construction loans	20,174	41,530	61,704	83,781	2,561
Residential:
Term	3,295	4,983	8,278	10,766	200
Line of credit and other	949	526	1,475	1,475	416
Total residential loans	4,244	5,509	9,753	12,241	616
Commerical and industrial loans	9,659	12,792	22,451	23,709	1,006
Consumer loans	-	732	732	732	-
	$86,222	$72,908	$159,130	$191,062	$7,011

December 31, 2010
Commercial real estate:
Owner occupied	$18,051	$6,633	$24,684	$25,493	$1,422
Non-owner occupied	22,167	11,017	33,184	39,105	1,242
Total commercial real estate loans	40,218	17,650	57,868	64,598	2,664
Construction:
1-4 Family	-	1,337	1,337	1,541	-
Other	273	43,640	43,913	66,324	10
Total construction loans	273	44,977	45,250	67,865	10
Residential:
Term	756	1,408	2,164	4,600	110
Line of credit and other	-	544	544	544	-
Total residential loans	756	1,952	2,708	5,144	110
Commerical and industrial loans	10,757	14,241	24,998	26,529	4,091
	$52,004	$78,820	$130,824	$164,136	$6,875

The average recorded investment in impaired loans was approximately $133.7 million and $140.2 million for the six months ended June 30, 2011 and 2010, respectively. Interest income recognized for cash payments received on impaired loans for the six and three months ended June 30, 2011 and 2010 was insignificant.

At June 30, 2011 and December 31, 2010, the remaining commitments to lend on loans accounted for as troubled debt restructurings (“TDRs”) were insignificant.

The following table presents information with respect to non-performing assets at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Loans on nonaccrual status	$60,827	$80,997
Loans past due 90 days or more but not on nonaccrual status	274	7
OREO, net	37,112	39,536
Total non-performing assets	$98,213	$120,540

The following table presents information with respect to the Company’s non-performing assets, by portfolio class, at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Loans on nonaccrual status:
Commercial real estate:
Owner occupied	$5,779	$6,510
Non-owner occupied	3,928	10,883
Total commercial real estate loans	9,707	17,393
Construction:
1-4 Family	1,640	1,337
Other	36,347	43,493
Total construction loans	37,987	44,830
Residential real estate:
Term	1,497	1,408
Line of credit and other	1,458	544
Total residential real estate loans	2,955	1,952
Commerical and industrial	10,158	16,822
Consumer	20	-
Total non-accrual loans	60,827	80,997

Accruing loans which are contractually past due 90 days or more	274	7
Total of nonaccrual and 90 days past due loans	61,101	81,004

OREO, net	37,112	39,536
Total non-performing assets (1)	$98,213	$120,540
TDR loans on accrual status (2)	$92,491	$43,283

Nonaccrual and 90 days or more past due on loans as a percentage of loans	5.41%	6.61%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	3.91%	4.72%

Non-performing assets as a percentage of total assets	6.29%	7.02%
Total loans (3)	$1,128,732	$1,226,360
Total assets	$1,562,559	$1,716,458

(1)	Does not include TDR loans on accrual status.
(2)	Does not include TDR loans reported as nonaccrual totaling $17,917 and $19,539, respectively, as of June 30, 2011 and December 2010.
(3)	Includes loans held for sale and is before deferred loan fees and the reserve for loan losses.

At June 30, 2011, the Bank had approximately $186.1 million in outstanding commitments to extend credit, compared to approximately $191.2 million at December 31, 2010.

7.	Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Six months ended June 30,
	2011	2010
Balance at beginning of year	$39,536	$28,860
Additions	6,850	32,433
Dispositions	(8,062)	(3,340)
Change in valuation allowance	(1,212)	(2,377)
Balances at end of period	$37,112	$55,576

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):
	Six months ended June 30,
	2011	2010
Balance at beginning of year	$16,849	$6,230
Additions to the valuation allowance	2,269	3,661
Reductions due to sales of OREO	(1,057)	(1,284)
Balance at end of period	$18,061	$8,607

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating costs	$243	$1,025	$442	$222
Net (gains) losses on dispositions	(23)	45	179	97
Increases in valuation allowance	1,082	2,426	2,269	3,661
Total	$1,302	$3,496	$2,890	$3,980

8.	Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. In April 2010, the Federal National Mortgage Association (FNMA) terminated its mortgage servicing agreement with the Bank due to the Bank’s capital condition. Accordingly, in April 2010, the Bank sold its MSRs and discontinued directly servicing mortgage loans that it originates, and now sells originations “servicing released”.  “Servicing released” means that whoever the Bank sells the loan to will service or arrange for servicing of the loan.  In connection with the sale of the Bank’s MSRs, the Bank entered into an agreement with the FNMA under which management believes that the Bank will have no further recourse liability or obligation to FNMA in connection with the Bank’s original mortgage sales and servicing agreement with FNMA or any other recourse obligations to FNMA.

9.	Junior Subordinated Debentures

At December 31, 2010, the Company had four subsidiary grantor trusts for the purpose of issuing Trust Preferred Securities (“TPS”) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2.1 million was included in accrued interest and other assets in the accompanying December 31, 2010 condensed consolidated balance sheet.  The weighted average interest rate of all TPS was 2.83% at December 31, 2010.  The Debentures were issued with substantially the same terms as the TPS and were the sole assets of the related trusts.  The Company’s obligations under the Debentures and related agreements, taken together, constituted a full irrevocable guarantee by the Company of the obligations of the trusts.  As of December 31, 2010 the Company had $68.6 million of Debentures and approximately $3.9 million of related accrued interest payable.

In January 2011, the TPS, Debentures and all related accrued interest were retired in connection with the completion of the Capital Raise (see Note 2).

10.	Other Borrowings

At June 30, 2011 the Bank had a total of $125.0 million in long-term borrowings from FHLB with maturities ranging from 2012 to 2017, bearing a weighted-average rate of 2.22%.  At December 31, 2010, the Bank had a total of $195.0 million in long-term borrowings from FHLB.  In February and May 2011, the Bank repaid an aggregate of approximately $70 million in FHLB advances with maturity dates during 2011 and early 2012. As a result of such early prepayments, the Company incurred prepayment costs of $0.3 million. As of June 30, 2011, the Bank had $60.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank.  The Bank’s available line of credit with the FHLB is reduced by the amount of these letters of credit.  Also, as of both June 30, 2011 and December 31, 2010, the Bank had $41.0 million of senior unsecured debt issued in connection with the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”) maturing February 12, 2012 and bearing a weighted-average rate of 2.00% (exclusive of net issuance costs which are being amortized on a straight-line basis over the term of the debt, and a 1.00% per annum FDIC insurance assessment applicable to TLGP debt). See “Capital Resources” and “Liquidity” under Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

11.	Basic and Diluted Net Income (Loss) per Common Share

The Company’s basic net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period.  The Company’s diluted net income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted net income (loss) per common share for the three months and six months ended June 30, 2011 and 2010 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) before extraordinary net gain	$2,011	$(337)	$216	$(11,613)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	32,839	-
Net income (loss)	$2,011	$(337)	$33,055	$(11,613)

Weighted-average shares outstanding - basic	47,071,512	2,804,975	40,164,747	2,804,688
Weighted-average shares outstanding - diluted	47,209,402	N/A	40,255,069	N/A
Common stock equivalent shares excluded due to antidilutive effect	137,890	48,334	90,322	48,597

Basic and diluted:
Income (loss) before extraordinary net gain per common share	$0.04	$(0.12)	$0.01	$(4.14)
Extraordinary net gain per common share	-	-	0.81	-
Net income (loss) per common share	$0.04	$(0.12)	$0.82	$(4.14)

12.	Stock-Based Compensation

During the six months ended June 30, 2011, as part of their annual compensation, Company Directors were granted a total of 38,300 shares of restricted stock with an aggregate fair value of approximately $319,000 that were immediately vested. In March 2011, the Board authorized the grant of additional restricted shares as part of its incentive program for certain officers and management with an aggregate fair value of approximately $547,000 that will vest over a three year period. A total of approximately $441,000 in compensation expense has been recorded during the six months ended June 30, 2011 for these awards.

The Company did not grant any stock options during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company granted 77,075 stock options with a calculated fair value of $4.30 per option.  The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted during the six months ended June 30, 2010:

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

The following table presents the activity related to stock options for the six months ended June 30, 2011:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2011	156,522	$68.26	4.9	$-
Cancelled/expired	(12,152)	-	N/A	N/A
Options outstanding at June 30, 2011	144,370	$68.90	6.4	$-
Options exercisable at June 30, 2011	73,145	$130.25	4.2	$-

As of June 30, 2011, there was approximately $0.2 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity for nonvested restricted stock for the six months ended June 30, 2011:

	Number of shares	Weighted- average grant date fair value per share	Weighted- average remaining vesting term (years)
Nonvested as of January 1, 2011	47,686	$34.96	N/A
Granted	133,435	7.07	N/A
Vested	(43,231)	9.94	N/A
Nonvested as of June 30, 2011	137,890	$51.82	5.26

As of June 30, 2011, unrecognized compensation cost related to nonvested restricted stock totaled approximately $0.9 million.  The nonvested restricted stock is scheduled to vest over periods of three to four years from the grant date.  The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods.

The Company has also granted awards of restricted stock units (RSUs). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU.  There was no unrecognized compensation cost related to RSUs at June 30, 2011 and December 31, 2010, as all RSUs were fully-vested.  During the six months ended June 30, 2011, the Company granted 5,695 RSUs to a director of the Company at an approximate fair value of $48,000.

13.	Income Taxes

During the six months ended June 30, 2011, the Company recorded an income tax provision of approximately $17.7 million.  Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Notes 2 and 9), which was calculated based on the Company’s estimated statutory income tax rates. The income tax provision of $17.7 million also includes a credit for income taxes of approximately $4.4 million related to the Company’s loss from operations excluding the extraordinary gain.  This credit for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the estimated income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

Management determined the amount of the deferred tax valuation allowance at June 30, 2011 and December 31, 2010 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies.   The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income.  The amount of deferred taxes recognized could be impacted by changes to any of these variables.

As of June 30, 2011, the Company maintained a full valuation allowance against the deferred tax asset balance of $35.1 million. There was an approximate $10 million decrease from the year-end 2010 valuation allowance due to the estimated utilization of certain deferred tax assets during the six months ended June 30, 2011. See also “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

14.	Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 establishes a hierarchy for determining fair value measurements which includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

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

At June 30, 2011 and December 31, 2010, the Company had no financial liabilities - and no non-financial assets or non-financial liabilities - measured at fair value on a recurring basis.  The Company’s only financial assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2011
Investment securities available - for - sale	$-	$124,122	$-

December 31, 2010
Investment securities available - for - sale	$-	$115,010	$-

Certain financial assets, such as impaired loans, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments, and OREO. The Company had no liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

The following table represents the assets measured at fair value on a nonrecurring basis by the Company at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2011
Impaired loans with specific valuation allowances	$-	$-	$79,211
Other real estate owned	-	-	37,112
	$-	$-	$116,323

December 31, 2010
Impaired loans with specific valuation allowances	$-	$-	$45,129
Other real estate owned	-	-	39,536
	$-	$-	$84,665

The Company did not change the methodology used to determine fair value for any financial instruments during 2010 or the six months ended June 30, 2011.  In addition, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during 2010 or the six months ended June 30, 2011.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2011 and December 31, 2010.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using June 30, 2011 and December 31, 2010 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are estimated using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral (if collateral dependent) as described above.

BOLI:  The carrying amount approximates the estimated fair value of these instruments.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand.  At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2011 and December 31, 2010 rates offered on those instruments.

Debentures, other borrowings, and TLGP senior unsecured debt:

During the first quarter of 2011 the Debentures and related accrued interest were extinguished (see Notes 2 and 9).  As of December 31, 2010, the fair value of the Bank’s Debentures was adjusted to reflect the exchange of such Debentures for cash. The fair value of other borrowings (including federal funds purchased, if any) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s June 30, 2011 and December 31, 2010 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit:  The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2011 and December 31, 2010 were approximately as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$219,062	$219,062	$271,264	$271,264
Investment securities:
Available-for-sale	124,122	124,122	115,010	115,010
Held-to-maturity	1,335	1,421	1,806	1,904
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	1,085,498	1,098,307	1,177,045	1,173,304
BOLI	34,055	34,055	33,470	33,470

Financial liabilities:
Deposits	1,155,176	1,158,381	1,376,899	1,380,965
Debentures, other borrowings, and TLGP senior unsecured debt	166,000	170,927	304,558	256,499

15.	Regulatory Matters

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At June 30, 2011, Bancorp and the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations.

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

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of June 30, 2011, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital.  As of June 30, 2011, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital has been met.  As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%.  At June 30, 2011, the Bank’s primary liquidity ratio was 20.4%.

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

As of June 30, 2011 the Order remains in place until lifted by the FDIC and DFCS, and, therefore, the Bank remains subject to the requirements and restrictions set forth therein.

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the Written Agreement), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp is required to develop and submit for approval, a plan to maintain sufficient capital at the Bancorp and the Bank within 60 days of the date of the Written Agreement.  Bancorp submitted a strategic plan on October 28, 2009, and, as of the completion of the Capital Raise on January 28, 2011, management believes that Bancorp is in compliance with regulatory capital-related terms of the Written Agreement.

As of June 30, 2011, Bancorp and the Bank met the minimum regulatory requirements for a “well-capitalized” institution under the terms of the Order and Written Agreement.

Bancorp’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2011:
Tier 1 leverage
(to average assets)	$207,827	13.1%	$63,629	4.0%	$79,536	5.0%
Tier 1 capital
(to risk-weighted assets)	207,827	17.1	48,687	4.0	73,030	6.0
Total capital
(to risk-weighted assets)	223,378	18.4	97,374	8.0	121,717	10.0

December 31, 2010:
Tier 1 leverage
(to average assets)	7,158	0.4	70,257	4.0	87,821	5.0
Tier 1 capital
(to risk-weighted assets)	7,158	0.5	53,451	4.0	80,176	6.0
Total capital
(to risk-weighted assets)	14,316	1.1	106,902	8.0	133,627	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):
	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital amount	ratio	Capital amount	ratio	Capital amount	ratio
June 30, 2011:
Tier 1 leverage
(to average assets)	$229,445	14.4%	$63,603	4.0%	$159,008	10.0	% (1)
Tier 1 capital
(to risk-weighted assets)	229,445	18.6	49,219	4.0	73,829	6.0
Total capital
(to risk-weighted assets)	245,143	19.9	98,438	8.0	123,048	10.0

December 31, 2010:
Tier 1 leverage
(to average assets)	75,662	4.3	70,145	4.0	175,364	10.0	(1)
Tier 1 capital
(to risk-weighted assets)	75,662	5.7	53,497	4.0	80,245	6.0
Total capital
(to risk-weighted assets)	92,768	6.9	106,993	8.0	133,742	10.0

(1) Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

16.	New Authoritative Accounting Guidance

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU 2011-02). The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20. The provisions of ASU 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The Company is in the process of evaluating the impact of adoption of ASU 2011-02 and does not expect it to have a material impact on the Company’s future condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the Board’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of ASU 2011-04 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption not permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-04 and does not expect it to have a material impact on the Company’s future condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income.  The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-05 and does not expect it to have a material impact on the Company’s future condensed consolidated financial statements.

17.	Commitments and Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

On August 18, 2010, the Bank was sued in an asserted class action lawsuit.  The lawsuit alleges that, in 2004, F&M Holding Company (acquired by the Bank in 2006), acting as trustee, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million.  Recovery is sought on claims of breach of the indentures, breach of fiduciary duty, and conversion.  In November 2010, the lawsuit was dismissed without prejudice for a lack of subject matter jurisdiction in federal court.

In addition, in November 2010 a bankruptcy trustee filed an adversary proceeding against the Bank.  The bankruptcy trustee claims that the Bank violated the automatic stay by taking control of approximately $250,000 in the bankrupt entity’s accounts shortly after the bankruptcy filing, and, as a result, the Bank owes sanctions and damages.  Under an order of the bankruptcy court, the adversary proceeding is stayed, and the Bank need not respond to the bankruptcy trustee’s claims and allegations pending a further court order.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of June 30, 2011 and the operating results for the six months then ended, included elsewhere in this quarterly report on Form 10-Q.  This discussion highlights key information as determined by management but may not contain all of the information that is important to you.  For a more complete understanding, the following should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011; including its audited 2010 consolidated financial statements and the notes thereto as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010.

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

For additional information regarding critical accounting policies, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2010.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the Greater Boise, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall or remain depressed for an uncertain amount of time. Unemployment rates in these areas continue to be high and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty. Recently, the national and regional economies and real estate price depreciation have appeared to show signs of stabilization. However, elevated unemployment and other indicators continue to suggest that the future direction of the economy remains uncertain.

CASCADE BANCORP
Selected Consolidated Financial Highlights
(In thousands, except per share data and ratios; unaudited)
	Year over Year Quarter			Linked Quarter
	2nd Qtr	2nd Qtr	%	1st Qtr	%
	2011	2010	Change	2011	Change
Balance Sheet Data (at period end)
Investment securities	$125,457	$127,713	-1.8%	$128,408	-2.3%
Loans, gross	1,128,732	1,351,875	-16.5%	1,176,074	-4.0%
Total assets	1,562,559	1,918,775	-18.6%	1,600,883	-2.4%
Total deposits	1,155,176	1,576,042	-26.7%	1,175,184	-1.7%
Non-interest bearing deposits	401,018	323,686	23.9%	374,153	7.2%
Total common shareholders' equity (book)	212,614	12,099	1657.3%	209,543	1.5%
Tangible common shareholders' equity (tangible) (1)	208,440	6,449	3132.1%	205,000	1.7%
Income Statement Data
Interest income	$17,708	$22,111	-19.9%	$18,304	-3.3%
Interest expense	3,042	6,101	-50.1%	3,970	-23.4%
Net interest income	14,666	16,010	-8.4%	14,334	2.3%
Loan loss provision	2,000	2,500	-20.0%	5,500	-63.6%
Net interest income after loan loss provision	12,666	13,510	-6.2%	8,834	43.4%
Noninterest income	2,812	3,737	-24.8%	2,668	5.4%
Noninterest expense	15,509	18,192	-14.7%	15,643	-0.9%
Loss before income taxes	(31)	(945)	-96.7%	(4,141)	-99.3%
Credit for income taxes for operations	(2,042)	(609)	235.3%	(2,346)	-12.9%
Net income (loss) before extraordinary net gain	2,011	(336)	698.5%	(1,795)	-212.0%
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	-	32,839	100.0%
Net income (loss)	$2,011	$(336)	698.5%	$31,044	-93.5%
Share Data (3)
Basic net income (loss) per common share (incl. extraordinary net gain)	$0.04	$(0.12)	135.6%	$0.93	-95.4%
Diluted net income (loss) per common share (incl. extraordinary net gain)	$0.04	$(0.12)	135.5%	$0.93	-95.4%
Book value per common share	$4.50	$4.24	6.2%	$4.45	1.1%
Tangible book value per common share	$4.41	$2.26	95.3%	$4.36	1.3%
Basic average shares outstanding	47,072	2,805	1578.1%	33,258	41.5%
Fully diluted average shares outstanding	47,209	2,805	1583.0%	33,301	41.8%
Key Ratios
Return on average total shareholders' equity (book)	3.18%	-5.98%	153.2%	82.16%	-96.1%
Return on average total shareholders' equity (tangible)	3.24%	-8.09%	140.0%	84.79%	-96.2%
Return on average total assets	0.42%	-0.07%	700.0%	7.51%	-94.4%
Net interest spread	3.52%	0.32%	1000.0%	2.94%	19.7%
Net interest margin	3.97%	3.60%	10.3%	3.72%	6.7%
Total revenue (net int inc + non int inc)	$17,478	$19,747	-11.5%	$17,002	2.8%
Efficiency ratio (2)	88.73%	92.13%	-3.7%	92.01%	-3.6%
Credit Quality Ratios
Reserve for credit losses	$41,731	$58,671	-28.9%	$43,395	-3.8%
Reserve to ending total loans	3.71%	4.35%	-14.8%	3.70%	0.2%
Non-performing assets (NPAs) (4)	$98,213	$140,125	-29.9%	$105,453	-6.9%
Non-performing assets to total assets	6.29%	7.30%	-13.9%	6.59%	-4.6%
Delinquent >30 days to total loans (excl. NPAs)	1.81%	0.75%	140.7%	0.55%	226.9%
Net Charge off's (NCOs)	3,664	4,868	-24.7%	9,713	-62.3%
Net loan charge-offs (annualized)	1.29%	1.46%	-11.6%	3.23%	-60.1%
Provision for loan losses to NCOs	54.59%	48.00%	13.7%	56.63%	-3.6%
Bank Capital Ratios (5)
Tier 1 capital leverage ratio	14.43%	3.82%	277.7%	13.54%	6.6%
Tier 1 risk-based capital ratio	18.65%	5.08%	267.1%	17.66%	5.6%
Total risk-based capital ratio	19.92%	6.37%	212.7%	18.93%	5.2%
Bancorp Capital Ratios (5)
Tier 1 capital leverage ratio	13.06%	0.53%	2364.2%	12.24%	6.7%
Tier 1 risk-based capital ratio	17.07%	0.70%	2338.6%	16.12%	5.9%
Total risk-based capital ratio	18.35%	1.40%	1210.7%	17.40%	5.5%
Notes:
(1)	Excludes core deposit intangible and other identifiable intangible assets, related to the acquisition of F&M Holding Company.
(2)	Efficiency ratio is noninterest expense (adj for one-time adjs) divided by (net interest income + noninterest income).
(3)	Adjusted to reflect a 1:10 reverse stock split in November 2010.
(4)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.
(5)	Computed in accordance with FRB and FDIC guidelines.

Financial Highlights and Summary of the Second Quarter of 2011

•
Second Quarter Net Income Per Share: $0.04 per share or $2.0 million (including an approximate $2.0 million tax credit for the period).  This compares to linked-quarter net income of $0.93 per share or $31.0 million including a $32.8 million after-tax extraordinary gain on extinguishment of $68.6 million in Debentures. Excluding this gain, the net loss from operations for the linked-quarter was approximately ($0.06) per share or ($1.8) million, and a net loss of ($0.12) per share or ($0.3) million for the year-ago quarter.

•	Core Customer Deposits: DDA, Savings, and MMA balances up $17.4 million on a linked-quarter basis and up $40.5 million from year-end.
•
Net Interest Margin (“NIM”) / Liquidity: The NIM improved to 3.97% compared to 3.72% for the linked-quarter owing to a continued strategic reduction of non-core excess liquidity.  Primary liquidity ratio remains a strong 20.38%.

•
Loans:  Loan balances are down $47.3 million on a linked-quarter basis and down a total of $97.7 million or 8.0% from year-end, mostly due to loan payoffs as customers’ deleverage in a challenging economy.

•	Credit Quality: Non-performing assets (“NPA’s”) reduced to $98.2 million at June 30, 2011 compared to $120.5 million at year-end 2010 and $105.5 million for the linked-quarter.
•	Credit Quality: Net loan charge-offs were $3.7 million in the quarter compared to $9.7 million for the linked-quarter and $4.9 million for the year-ago period.

The Company recorded net income of $0.04 per share or $2.0 million, including an approximate $2.0 million tax credit for the period.  This compares to linked-quarter net income of $0.93 per share or $31.0 million including a $32.8 million after-tax extraordinary gain on extinguishment of $68.6 million in Debentures. Excluding this gain, the net loss from operations for the linked-quarter was approximately ($0.06) per share or ($1.8) million, and a net loss of ($0.12) per share or ($0.3) million for the year-ago quarter.

For the second quarter of 2011, net interest income was $14.7 million, which was comparable to the linked-quarter as modestly lower interest income was more than offset by declines in interest expense. Like many banks, interest income was lower as a consequence of continued loan payoffs in earnings loans resulting from customers acting to reduce their debt levels in a challenging economy. Interest expense declined 23.4% or $0.9 million on a linked-quarter basis and declined $3.1 million for the year-ago quarter. This improvement is attributable to customers shifting deposit preferences to non-interest bearing transaction accounts as well as actions taken to reduce excess liquidity.

Total core customer deposits (DDA, Savings, and MMA accounts) have increased over the past quarter, up $17.4 million on a linked-quarter basis and up $40.5 million for the year to date.  Total deposits at June 30, 2011, were $1.16 billion, down $20.0 million or 1.7% compared to the linked-quarter attributable to the $26.9 million decline of internet sourced time deposits. Deposits were down $420.9 million or 26.7% compared to the year-ago quarter due to actions taken to reduce excess liquidity including the call/maturity of $239.0 million of internet sourced time deposits. The NIM was 3.97% for the second quarter of 2011 compared to 3.72% for the linked-quarter and 3.60% for the year-ago a result of lower cost of funds which improved to 0.90% for the second quarter of 2011 as compared to 1.08% for the first quarter of 2011 and 1.27% for the linked-quarter due to actions taken to reduce excess liquidity described elsewhere in this Quarterly Report. The Bank’s primary liquidity ratio remains at a strong 20.38% with $219.1 million held in cash and cash equivalents at June 30, 2011 compared to $271.3 million at December 31, 2010.

At June 30, 2011, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were a strong 14.43%, 18.65% and 19.92%, respectively, owing to the successful capital raise that closed January 28, 2011 and declining asset base year to date.  Regulatory minimums for a “well-capitalized” bank are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. Bancorp’s Tier 1 leverage, Tier risk-based and total risk-based capital ratios were 13.06%, 17.07% and 18.35%, respectively, as of June 30, 2011.

RESULTS OF OPERATIONS – Six Months and Three Months ended June 30, 2011 and 2010

Income Statement

Net Income

For the six months ended June 30, 2011, the Company recorded net income of $0.82 per share or $33.1 million. This includes a $32.8 million after-tax extraordinary gain on extinguishment of $68.6 million in Debentures occurring in the first quarter of 2011. Excluding this gain, the net income year to date was approximately $0.01 per share or $0.2 million. For the year-ago period, the Company recorded a net loss of ($4.14) per share or ($11.6) million.

Pretax income for the Quarter ended June 30, 2011 was approximately break-even as compared to a pretax loss of ($4.1) million for the linked-quarter.  Tax adjustments in the current quarter was $2.0 million (credit) compared to $2.3 million (credit) in the linked-quarter resulting in after-tax net income of $2.0 million in the June 30, 2011 quarter as compared to a loss from operations of ($1.8) million in the quarter ended March 31, 2011.  These tax adjustments arise because the Company recognized a portion of its deferred tax assets on which a full valuation allowance was previously recorded. As a result, the second quarter of 2011 reflects an after-tax net income of $2.0 million as compared to net income of $31.0 million for the linked-quarter and a net loss of ($0.3) million year-ago quarter.

Net Interest Income

Net interest income was $14.7 million for the current quarter, compared to $14.3 million on a linked-quarter.  This outcome was a result of a slight decline in interest income attributable to the reduction in loans, offset by a significant improvement in overall funding costs and corresponding decrease in interest expense of $0.9 million quarter-over-quarter.  Lower funding costs due to actions taken in the first quarter of 2011 and early in the second quarter of 2011 resulted in the second quarter of 2011 benefiting from actions related to the Company’s reduction of excess liquidity. These actions included extinguishment of $68.6 million in Debentures; call/maturity of $239.0 million in internet sourced time deposits; and repayment of $70 million of FHLB advances in the first half of the year.  Net interest income was down 8.4% when compared to the year-ago period due to lower average earning assets.

Total interest income decreased approximately $0.6 million compared to the linked-quarter and $4.4 million compared to the prior-year quarter.  The decrease is mainly due to lower average earning loan balances and interest reversals on non-performing loans. Interest expense decreased approximately $0.9 million or 23.4% on a linked-quarter basis and $3.1 million or 50.1% compared to the prior-quarter. These significant declines are mainly due to actions related to the reduction of excess liquidity discussed elsewhere in this Quarterly Report.  Interest expense also benefited from depositor shift from NOW accounts to non interest bearing checking accounts with the expiration of the TAG program on December 31, 2010.  This program had temporarily provided unlimited FDIC insurance coverage for interest bearing NOW checking accounts.  The above actions resulted in a decreased overall cost of funds to 0.90% for the second quarter of 2011 compared to 1.08% for the first quarter of 2011 and compared to 1.27% for the linked-quarter. Net interest spread was improved in the current quarter to 3.52% compared to 3.42% a year-ago quarter. This was accomplished by slightly higher yields on earning assets in the second quarter of 2011, increasing to 4.79% compared to the linked-quarter at 4.75% while year-ago earning asset yields were 4.97%.  Meanwhile, average rates paid on interest bearing liabilities for three month period ended June 30, 2011 decreased to 1.27% compared to 1.45% on a linked-quarter basis and 1.55% in the year-ago period.

Components of Net Interest Margin

The following table sets forth for the quarters ended June 30, 2011 and 2010 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	YEAR OVER YEAR
(dollars in thousands)	Quarter ended June 30, 2011			Quarter ended June 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$124,949	$1,197	3.84%	$135,010	$1,427	4.24%
Non-taxable securities	1,587	15	3.79%	1,942	19	3.92%
Interest bearing balances due from other banks	203,819	134	0.26%	205,799	110	0.21%
Federal funds sold	2,614	-	0.00%	3,065	1	0.13%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	1,138,800	16,362	5.76%	1,428,070	20,554	5.77%
Total earning assets/interest income	1,482,241	17,708	4.79%	1,784,358	22,111	4.97%
Reserve for loan losses	(41,982)			(51,085)
Cash and due from banks	31,784			107,623
Premises and equipment, net	34,712			36,616
Bank-owned life insurance	33,855			33,636
Accrued interest and other assets	53,012			64,651
Total assets	$1,593,622			$1,975,799

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$473,793	$547	0.46%	$716,977	$1,372	0.77%
Savings deposits	33,657	17	0.20%	30,843	20	0.26%
Time deposits	275,134	1,365	1.99%	530,779	2,971	2.25%
Other borrowings	177,648	1,113	2.51%	303,963	1,737	2.29%
Total interest bearing liabilities/interest expense	960,232	3,042	1.27%	1,582,562	6,100	1.55%
Demand deposits	392,283			348,924
Other liabilities	30,155			21,781
Total liabilities	1,382,670			1,953,267
Stockholders' equity	210,952			22,532
Total liabilities and stockholders' equity	$1,593,622			$1,975,799

Net interest income		$14,666			$16,011

Net interest spread			3.52%			3.42%

Net interest income to earning assets			3.97%			3.60%

(1)	Average non-accrual loans included in the computation of average loans was approximately $63.9 million for 2011 and $107.5 million for 2010.
(2)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.4 million in 2011 and $0.6 million in 2010.
(3)	2010 includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended June 30, 2011, and attributes such variance to “volume” or “rate” changes.  Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended June 30, 2011
	2011 over 2010
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(4,192)	$(4,163)	$(29)
Taxable securities	(230)	(106)	(124)
Non-taxable securities	(4)	(3)	(1)
Interest bearing balances due from other banks	24	(1)	25
Federal funds sold	(1)	(0)	(1)
Total interest income	(4,403)	(4,274)	(129)

Interest expense:
Interest on deposits:
Interest bearing demand	(825)	(465)	(360)
Savings	(3)	2	(5)
Time deposits	(1,606)	(1,431)	(175)
Other borrowings	(624)	(721)	98
Total interest expense	(3,058)	(2,615)	(442)

Net interest income	$(1,345)	$(1,659)	$313

Loan Loss Provision

The loan loss provision was $2.0 million in the second quarter of 2011 compared to $5.5 million in the linked-quarter and $2.5 million a year earlier. At June 30, 2011, the reserve for credit losses (reserve for loan losses and reserve for unfunded commitments) was approximately $41.7 million or 3.71% of outstanding loans compared to a linked-quarter reserve of 3.70% and 4.35% for the second quarter of 2010. The unallocated reserve increased in second quarter to $2.7 million compared to $0.9 million at March 31, 2011.  The primary reason for the increase was uncertainty related to the potential effects of planned enhancements to reserve for loan losses model with respect to historical loss rates to be applied against loan risk-ratings.

Non-Interest Income

Non-interest income in the second quarter of 2011 was $2.8 million as compared to $2.7 million in the linked-quarter and $3.7 million a year earlier. This slight improvement from the first quarter of the year was due to seasonal increases in service charge revenue, net mortgage revenue and in card issuer and merchant services fees

Non-Interest Expense

Non-interest expenses for the second quarter of 2011 were $15.5 million as compared to $15.6 million in the linked-quarter and $18.2 million in the comparable period of 2010.  The year-over-year declines are largely attributable to lower FDIC deposit insurance.  FDIC deposit insurance costs are down 44.8% from the first quarter of 2011 and 68.0% from the same quarter in 2010 attributable to the Company’s return to “well-capitalized” category and consequent lower insurance assessment rate. Also contributing to lower FDIC insurance was that, effective April 1, 2011, the FDIC deposit insurance assessment base was changed from average quarterly deposits to average quarterly assets, generally benefiting most community banks including Cascade. Non-interest expense for the current quarter includes a $0.6 million one-time non-recurring reduction in salaries and employee benefits arising from insurance stop-loss credits with respect to the Company's employee healthcare program. Offsetting this item were higher other expenses including $0.3 million in costs related to the early repayment of $20 million in FHLB advances and a $0.5 increase in consulting and recruiting services.  OREO related expenses declined from the year-ago period as higher costs were incurred in 2010 arising from back-property taxes incurred in process of foreclosure of OREO properties during that period.

Income Taxes

During the six and three months ended June 30, 2011, the Company recorded a net income tax provision of approximately $17.7 million.  Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures, which was calculated based on the Company’s estimated statutory income tax rates. The net income tax provision of $17.7 million year to date also includes a credit for income taxes of approximately $4.4 million related to the Company’s loss from operations excluding the extraordinary gain.  This credit for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences.  Accordingly, this calculation and the prospective income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

As of June 30, 2011, the Company maintained a valuation allowance of $35.1 million against the deferred tax asset. This amount represented a $10.0 million decrease from year-end 2010 due to the estimated utilization of certain deferred tax assets during the six and three months ended June 30, 2011.

Management determined the amount of the deferred tax valuation allowance at June 30, 2011 and December 31, 2010 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies.   The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income.  The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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

Financial Condition

Capital Resources

The Company’s successful Capital Raise and extraordinary gain on the extinguishment of the Debentures recorded in the first quarter of 2011 increased total stockholders’ equity to $212.6 million as of June 30, 2011.  This compares to $12.1 million at June 30, 2010. Gross capital proceeds were $177.0 million upon sale of 44,193,750 shares of common stock to private investors at a price of $4.00 per share. At June 30, 2011, the Company’s tangible common equity to total assets ratio was 13.3%. The Company’s basic and tangible book value per share increased to $4.50 and $4.41, respectively, at June 30, 2011.

June 30, 2011 regulatory capital ratios are as follows: Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 13.06%, 17.07% and 18.35%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 14.43%, 18.65% and 19.92%, respectively, which exceed regulatory benchmarks for “well-capitalized”. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this Quarterly Report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized”, which the Bank met as of June 30, 2011. Additional information regarding capital resources are located in Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2011, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.56 billion at June 30, 2011 a decrease of $153.9 million from $1.72 billion at year-end 2011, mainly due to a $97.7 million decrease in loans and a $52.2 million reduction in cash and cash equivalents.  Total liabilities declined $356.5 million as a result of actions taken to reduce excess liquidity described elsewhere in this Quarterly Report.

Cash and cash equivalents decreased approximately $52.2 million to $219.1 million or 19.2% of total assets at June 30, 2011 compared to year-end 2010.  This decrease was mainly a result of repayment of $70.0 million in FHLB advances during the period.  At June 30, 2011, the Company’s loan portfolio was approximately $1.13 billion, down $47.3 million and $222.9 million when compared to the linked-quarter and the year-ago period, respectively. Loans have declined primarily due to customers’ continued deleveraging of debt in response to slow economic conditions.  Net charge-offs of $13.4 million for the six and three months ended June 30, 2011, also contributed to the reduction in loan balances outstanding.

The Company had no material off balance sheet derivative financial instruments as of June 30, 2011 and December 31, 2010.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at June 30, 2011 and December 31, 2010 is included in the following table (dollars in thousands):

	June 30, 2011	December 31, 2010

Commitments to extend credit	$158,628	$164,542
Commitments under credit card lines of credit	24,684	26,257
Standby letters of credit	2,747	3,013

Total off-balance sheet financial instruments	$186,059	$193,812

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

Liquidity

Prior to the Capital Raise occurring January 28, 2011, the Company had maintained excess liquidity to mitigate customer uncertainty. The effect of the $167.9 million net proceeds of the Capital Raise on the Company’s capital position has reduced the Company’s need for excess liquidity. Accordingly, during the first quarter, in addition to the extinguishment of $68.6 million in Debentures, the Company called $170.0 million in internet sourced deposits, let mature an additional $40.0 million in internet sourced deposits and repaid $50.0 million in FHLB advances. During the second quarter, liquidity remained elevated as the Company let mature an additional $26.8 million in internet sourced deposits and repaid $20.0 million in FHLB advances. At June 30, 2011 and after this series of actions, cash and cash equivalents of the Company totaled $219.1 million as compared to $271.3 million at December 31, 2010.  This amount includes interest bearing balances held at FRB totaling $181.8 million.  The Company’s primary liquidity ratio remains a strong 20.38% at June 30, 2011.

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

From time to time the Bank may augment core deposits with wholesale funds it deems reliable and stable under the circumstances such as internet sourced time deposits and borrowings and lines of credit from what it deems reliable counterparties. At June 30, 2011 the FHLB had extended the Bank a secured line of credit of $234.4 million (15% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2011, the Bank had qualifying collateral pledged for FHLB borrowings totaling $195.4 million of which $185.0 million was utilized with $125.0 million in secured borrowings and $60.0 million FHLB letters of credit used for collateralization of Oregon public deposits held at the Bank. At June 30, 2011, the Bank also had undrawn borrowing capacity at FRB of approximately $46.0 million assuming pledged collateral continues to meet standards for qualifications. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit access to secured borrowings. The Bank has approximately $30.0 million in unsecured lines of credit from correspondent banks.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity may be limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale which could result in a loss to the Bank. As of June 30, 2011, unpledged investments totaled approximately $35.0 million.

The Bank is currently restricted from accepting or renewing brokered deposits including reciprocal CDARS deposits until such time as the regulatory order is lifted.  At June 30, 2011 and December 31, 2010, the Company had negligible brokered deposits. Local relationship based reciprocal CDARS deposits which are also technically classified as brokered deposits totaled $1.0 million at June 30, 2011, down from $7.9 million at December 31, 2010.

In 2008, TLGP was established under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41.0 million of notes under the TLGP. The issuance included $16.0 million floating rate and $25.0 million fixed rate notes maturing February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At June 30, 2011, the Bank had approximately $186.1 million in outstanding commitments to extend credit, compared to approximately $193.8 million at year-end 2010. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business. This decrease was in direct connection to the decrease in loans described above.

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

At the time of filing the Company’s Annual Report on Form 10-K, management concluded that a sufficient period of time subsequent to December 31, 2010 had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively.  As of June 30, 2011, management again concluded that a sufficient period of time subsequent to December 31, 2010 had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively.  In addition Management is working to further enhance the model with respect to the loan category loss factors by risk rating.  However, management believes that the reserve for loan losses is appropriately stated and that additional refinements and testing will occur in the future to fully remediate the material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to the Company’s sale of unregistered equity securities during the quarter ended June 30, 2011 was previously reported in a Current Report on Form 8-K, filed with the SEC on January 31, 2011 with additional information filed with the SEC on April 26, 2011. During the quarter ended June 30, 2011, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to repurchase shares in the foreseeable future.  As of June 30, 2011, the Company was authorized to repurchase up to an additional 94,042 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1
Amended and Restated Articles of Incorporation. As amended, filed as exhibit 3.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2010 (File No. 000-23322) and incorporated herein by reference.

3.2
Amended and Restated Bylaws. As amended, filed as exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 5, 2011 (File No. 000-23322) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date July 28, 2011	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO
(Principal Executive Officer)

Date July 28, 2011	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer
(Principal Financial and Chief Accounting Officer)