Form 10-Q
period 2011-09-30
CASCADE BANCORP
filed 2011-11-14
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,232,476 shares of no par value Common Stock as of November 14, 2011.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
SEPTEMBER 30, 2011

INDEX

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets:
September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations:
Nine months and three months ended September 30, 2011 and 2010	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity:
Nine months ended September 30, 2011 and 2010	6
Condensed Consolidated Statements of Cash Flows:
Nine months ended September 30, 2011 and 2010	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures.	41

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	43

SIGNATURES	44

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Dollars in thousands)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$32,841	$23,825
Interest bearing deposits	200,796	244,513
Federal funds sold	2,115	2,926
Total cash and cash equivalents	235,752	271,264
Investment securities available-for-sale	134,952	115,010
Investment securities held-to-maturity	1,335	1,806
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	898,611	1,177,045
Premises and equipment, net	34,227	35,281
Core deposit intangibles	3,805	4,912
Bank-owned life insurance (BOLI)	34,378	33,470
Other real estate owned (OREO), net	30,314	39,536
Deferred tax asset, net	-	9,201
Accrued interest and other assets	8,953	18,461
Total assets	$1,392,799	$1,716,458

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$417,947	$310,164
Interest bearing demand	488,416	520,080
Savings	34,325	31,040
Time	207,438	515,615
Total deposits	1,148,126	1,376,899
Junior subordinated debentures	-	68,558
FHLB borrowings	60,000	195,000
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	-	41,000
Accrued interest and other liabilities	26,157	24,945
Total liabilities	1,234,283	1,706,402

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,236,725 issued and outstanding (2,853,670 in 2010)	328,972	160,316
Accumulated deficit	(172,974)	(151,608)
Accumulated other comprehensive income	2,518	1,348
Total stockholders' equity	158,516	10,056
Total liabilities and stockholders' equity	$1,392,799	$1,716,458

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Nine Months and Three Months ended September 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$14,834	$19,185	$48,102	$60,859
Taxable interest on investments	1,199	1,288	3,640	4,286
Nontaxable interest on investments	13	17	46	62
Interest on interest bearing deposits	128	140	398	399
Total interest income	16,174	20,630	52,186	65,606

Interest expense:
Deposits:
Interest bearing demand	516	1,101	1,648	3,978
Savings	13	22	47	59
Time	1,066	2,789	4,456	9,269
Other borrowings	1,059	1,827	3,515	5,288
Total interest expense	2,654	5,739	9,666	18,594

Net interest income	13,520	14,891	42,520	47,012
Loan loss provision	52,800	3,000	60,300	19,000
Net interest income (loss) after loan loss provision	(39,280)	11,891	(17,780)	28,012

Noninterest income:
Service charges on deposit accounts	1,119	1,473	3,513	4,902
Mortgage loan origination and processing fees	93	91	189	309
Gains (losses) on sales of mortgage loans, net	81	(2)	93	59
Gains on sales of investment securities available-for-sale	-	-	-	644
Card issuer and merchant services fees, net	627	634	1,891	1,960
Earnings on BOLI	323	2	908	3
Other income	579	758	1,708	2,067
Total noninterest income	2,822	2,956	8,302	9,944

Noninterest expense:
Salaries and employee benefits	8,869	7,044	23,239	21,995
Occupancy and equipment	1,550	1,560	4,729	4,824
Communications	432	411	1,270	1,361
FDIC insurance	808	1,792	2,560	6,424
OREO	6,016	3,330	8,906	7,310
Other expenses	7,743	3,057	15,866	10,611
Total noninterest expense	25,418	17,194	56,570	52,525

Loss before income taxes and extraordinary net gain	(61,876)	(2,347)	(66,048)	(14,569)
Credit (provision) for income taxes	7,456	(1,091)	11,844	(482)
loss before extraordinary net gain	(54,420)	(3,438)	(54,204)	(15,051)

Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	32,839	-
Net loss	$(54,420)	$(3,438)	$(21,365)	$(15,051)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations (continued)
Nine Months and Three Months ended September 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic and diluted loss per share:
Loss before extraordinary net gain	$(1.16)	$(1.23)	$(1.27)	$(5.37)
Extraordinary net gain	-	-	0.77	-
Net loss per common share	$(1.16)	$(1.23)	$(0.50)	$(5.37)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2011	2010

Total stockholders' equity at beginning of period	$10,056	$23,318

Comprehensive loss:
Net loss	(21,365)	(15,051)
Unrealized gains on investment securities available-for-sale, net	1,170	93
Comprehensive loss	(20,195)	(14,958)

Issuance of common stock, net	168,074	-

Stock-based compensation expense, net	581	489

Total stockholders' equity at end of period	$158,516	$8,849

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2011 and 2010
(Dollars in thousands)
(unaudited)

	Nine months ended
	September 30,
	2011	2010
Net cash provided by operating activities before extraordinary net gain	$46,843	$63,725
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	(32,839)	-
Net cash provided by operating activities	14,004	63,725

Investing activities:
Proceeds from sales of investment securities available-for-sale	-	12,215
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	13,360	23,973
Proceeds from maturities and calls of investment securities held-to-maturity	470	200
Purchases of investment securities available-for-sale	(30,585)	(22,465)
Net decrease in loans	209,041	210,728
Purchases of premises and equipment	(350)	(5)
Proceeds from sales of OREO	8,872	10,697
Net cash provided by investing activities	200,808	235,343

Financing activities:
Net decrease in deposits	(228,773)	(326,500)
Net proceeds from issuance of common stock	168,074	-
Extinguishment of junior subordinated debentures, net	(13,625)	-
Net decrease in FHLB and other borrowings	(176,000)	(207)
Net cash used by financing activities	(250,324)	(326,707)
Net decrease in cash and cash equivalents	(35,512)	(27,639)
Cash and cash equivalents at beginning of period	271,264	359,322
Cash and cash equivalents at end of period	$235,752	$331,683

Supplemental disclosures of cash flow information:
Interest paid	$15,290	$18,525
Income tax refund received	$-	$43,613
Loans transferred to OREO	$9,186	$34,267

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), a one bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, “the Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed consolidated financial statements include all adjustments (all of which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. In addition, during the three months ended September 30, 2011, the Company recorded non-recurring expenses in salaries and employee benefits of $1.7 million due to an adjustment of retirement liability accruals for certain officers, and the Company recorded non-recurring expenses in other expenses aggregating $2.8 million related to the prepayment of FHLB Advances and TLGP Debt, consulting fees, and resolution of certain legal matters. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expenses for the reporting periods. Actual results could differ from those estimates. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

2.	Bulk Sale of Distressed Assets and Capital Raise

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Company sold approximately $110 million (book carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2 million of other real estate owned (“OREO”) (the “bulk sale”). In connection with the bulk sale, the Bank received approximately $58 million in cash from the buyer, incurred approximately $3 million in related closing costs, and recorded loan charge-offs totaling approximately $54 million. As a result of the charge-offs and based on other considerations with respect to the adequacy of the reserve for loan losses, the Company recorded a loan loss provision in the amount of $52.8 million for the three months ended September 30, 2011. See Notes 6 and 15 for a discussion of the reserve for loan losses and the regulatory capital status.

In January 2011, the Company completed a $177.0 million capital raise (the “Capital Raise”). Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and $3.9 million of accrued interest payable (see Note 9), resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). The combined effect of these transactions increased each of Bancorp’s and the Bank’s regulatory capital ratios to an amount in excess of both “well-capitalized” regulatory levels and the capital levels required by the regulatory order (the “Order”) under which the Company has been operating (see Note 15). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above.

3.	Investment Securities

Investment securities at September 30, 2011 and December 31, 2010 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
9/30/2011
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$115,292	$3,714	$226	$118,780
Non-agency MBS	4,218	85	10	4,293
U.S. Agency asset-backed securities	10,914	563	98	11,379
Mutual fund	467	33	-	500
	$130,891	$4,395	$334	$134,952
Held-to-maturity
Obligations of state and political subdivisions	$1,335	$91	$-	$1,426

12/31/2010
Available-for-sale
U.S. Agency MBS *	$95,622	$2,300	$621	$97,301
Non-agency MBS	5,051	15	28	5,038
U.S. Agency asset-backed securities	11,707	643	151	12,199
Mutual fund	456	16	-	472
	$112,836	$2,974	$800	$115,010
Held-to-maturity
Obligations of state and political subdivisions	$1,806	$98	$-	$1,904

The following table presents the contractual maturities of investment securities at September 30, 2011 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
3 months to one year	$-	$-	$310	$314
One to three years	370	387	642	690
Three to five years	18	19	383	422
Five to ten years	11,086	11,445	-	-
Over ten years	118,950	122,601	-	-
Other	467	500	-	-
	$130,891	$134,952	$1,335	$1,426

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses

9/30/2011
U.S. Agency MBS	$10,582	$206	$3,477	$20	$14,059	$226
Non-agency MBS	663	10	-	-	663	10
U.S. Agency asset-backed securities	-	-	1,810	98	1,810	98
	$11,245	$216	$5,287	$118	$16,532	$334

12/31/2010
U.S. Agency MBS	$17,639	$472	$6,531	$149	$24,170	$621
Non-agency MBS	3,646	27	996	1	4,642	28
U.S. Agency asset-backed securities	-	-	3,788	151	3,788	151
	$21,285	$499	$11,315	$301	$32,600	$800

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at September 30, 2011 and December 31, 2010 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens, and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of September 30, 2011, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.	Federal Home Loan Bank of Seattle (“FHLB”) Stock

As of September 30, 2011 the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (FHFA), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. On October 25, 2010, the FHLB entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB “undercapitalized” under the FHFA’s Prompt Corrective Action rule. The FHLB will not pay a dividend or repurchase capital stock while it is classified as “undercapitalized”. While the FHLB was “undercapitalized” as of September 30, 2011, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of September 30, 2011. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

5.	Loans

The composition of the loan portfolio at September 30, 2011 and December 31, 2010 was as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent	%Change
Commercial real estate:
Owner occupied	$262,549	28.2%	$315,723	25.8%	16.8%
Non-owner occupied and other	304,620	32.7%	396,309	32.3%	23.1%
Total commercial real estate loans	567,169	60.9%	712,032	58.1%	20.3%
Construction	77,646	8.3%	158,463	12.9%	51.0%
Residential real estate	87,476	9.4%	102,486	8.4%	14.6%
Commerical and industrial	157,146	16.9%	205,692	16.8%	23.6%
Consumer	42,210	4.5%	47,687	3.8%	11.5%
Total loans	931,647	100.0%	1,226,360	100.0%	24.0%
Less:
Deferred loan fees	(2,326)		(2,647)		12.1%
Reserve for loan losses	(30,710)		(46,668)		34.2%
Loans, net	$898,611		$1,177,045		23.7%

As discussed in Note 2, the Bank sold approximately $110 million (book carrying amount) of certain non-performing, substandard, and related performing loans during the three months ended September 30, 2011. Loans sold in connection with the bulk sale consisted primarily of commercial real estate (“CRE”) and construction loans. The effects of the bulk sale are reflected in the above table at September 30, 2011.

Included in mortgage loans were approximately $0.1 million and $0.2 million in mortgage loans held for sale at September 30, 2011 and December 31, 2010, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the Boise, Idaho area). As such, the Bank’s results of operations and financial condition are dependent upon the general trends in the economy and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 79% of the Bank’s loan portfolio at September 30, 2011 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions appear to be stabilizing, real estate prices are at markedly lower levels due to the severe recession of the past few years. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At September 30, 2011 and December 31, 2010, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $44.3 million and $54.1 million, respectively.

6.	Reserve for credit losses

The reserve for credit losses consists of the reserve for loan losses and the reserve for unfunded lending commitments. The reserve for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the condensed consolidated balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities in the condensed consolidated balance sheet. The reserve for loan losses is increased by charges to operating expense through the loan loss provision, and decreased by loans charged-off, net of recoveries. For purposes of analyzing loan portfolio credit quality and determining the reserve for loan losses, the Company identifies loan portfolio segments and classes based on the nature of the underlying loan collateral.

For purposes of assessing the appropriate level of the reserve for credit losses, the Company analyzes loans, commitments to loan, and reserves by the following categories: pooled reserves, specifically identified reserves for impaired loans, the unallocated reserve, or the reserve for unfunded lending commitments.

The Company has processes in place which require periodic reviews of individual loans within the loan portfolio. These processes assess, among other criteria, adherence to certain lending policies and procedures designed to maintain an acceptable level of risk in the portfolio. A portfolio reporting system supplements individual loan reviews by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Management reviews and approves all loan-related policies and procedures on a regular basis (generally, at least annually).

As of September 30, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for credit losses. As of that date the enhanced methodology did not change the Company’s conclusion that the total reserve for credit losses was sufficient to cover losses inherent in the loan portfolio. The significant revisions to the methodology included 1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, 2) a related revision of the Company’s look-back period for historical losses to one that averages quarterly historic periods starting initially with July 1, 2010 as compared to the prior method which utilized historical losses over a weighted most recent 12-quarter period, 3) the adjustment of historical loss factors based upon an estimate of credit related losses incurred in the bulk sale, and 4) the addition of certain other transitional adjustments to the pooled reserve due to the initial application of the revised model, and 5) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. Management believes the adopted changes will result in a more responsive and directionally consistent reserve for credit losses considering the Company’s current loan portfolio and other factors.

Application of historical loss factors by risk rating for each loan segment and related change in look-back period, as compared to the prior method which utilized blended historical loss factors:

Under the previous method, historical loss factors were computed using a look-back period of 12 quarters for each loan type (segment) and applied without regard to risk rating (a blended loss factor approach). Under the enhanced method, historical loss factors are calculated according to risk rating of loans within each segment. Historical loss factors for each risk rating and segment are computed utilizing quarterly historic periods starting initially with July 1, 2010, which are then averaged. In addition, the Company made minor refinements as to its loan segment groups according to related risk attributes and applied statistical smoothing techniques considered appropriate to the change in method. Management believes that these changes will result in a more responsive and directionally consistent reserve for credit losses considering its current loan portfolio and other factors.

The previous blended loss factor method and look-back period was designed to capture the high level of historical losses sustained in 2008 and 2009 arising from the severe and precipitous economic downturn.  Management determined that the change in methodology was appropriate by taking into account the following: 1) the significant reduction in the size of the Bank’s loan portfolio since that time, 2) the significant reductions in higher risk loan types such as land development and construction since that time, 3) the effect of bulk sale of $110 million of mainly adversely risk rated loans completed in September 2011, 4) the stabilization of loss trends in the remaining portfolio, 5) the stabilization of economic activity since 2010, and 6) other facts and circumstances.

 Adjustment of historical loss factors based upon estimate of “credit related loss” in bulk sale transaction:

The bulk sale of approximately $110 million of the Bank’s loans which included non-performing, substandard and related performing loans resulted in loan charge offs of approximately $58 million. Management allocated the portion of these charge offs that were estimated to be related to credit loss to its historical loss factors. To reach a conclusion as to the proportion deemed credit related loss, the Bank utilized expected loss estimates for loans sold as computed by an independent econometric modeling firm, and considered other information relevant to the market for distressed assets gathered in related research and analysis. Accordingly, the Bank adjusted its historical loss rate factors for the effect of the transaction for purposes of estimating its reserve for credit losses.

Addition of certain other transitional adjustments:

The resulting quantitative estimate of historical loss factors included adjustments arising from effects of the methodology change on ongoing credit administration processes deemed appropriate by management. In addition, certain qualitative factors are included in the estimate of total reserve for loan losses to reflect uncertainties such as lack of seasoning in the model underlying the change in method, as well as the imprecision of the estimate of the allocation of credit related loss in the bulk sale of assets. Such adjustments are expected to reverse or have less of an effect on the calculation over time with the seasoning of the model and based upon future facts and circumstances.

Refinement of qualitative factors:

The Company refined the qualitative factors used to adjust the estimated historical loss factors by more explicitly detailing the specific qualitative factors to be considered and the determination of the resulting quantitative amounts.

The following table presents the effect of the above methodology changes on the provision for loan losses for the nine months ended September 30, 2011:

	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Change in Methodology
Commercial real estate:
Owner occupied	$10,956	$9,389	$1,567
Non-owner occupied	9,555	11,241	(1,686)
Total commercial real estate loans	20,511	20,630	(119)
Construction	19,359	27,159	(7,800)
Residential real estate	3,529	4,126	(597)
Commerical and industrial	13,734	12,806	928
Consumer	1,413	1,366	47
Unallocated	1,754	1,754	-
Total Loan Loss Provision	$60,300	$67,841	$(7,541)

As a result of the foregoing, at September 30, 2011, the reserve for loan losses was approximately $30.7 million or 3.30% of outstanding loans compared to $40.8 million or 3.62% at June 30, 2011. The reserve for unfunded lending commitments at September 30, 2011 was $1.9 million compared to $0.9 million at June 30, 2011.

CRE loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be more adversely affected by conditions in the real estate markets or in the general economy than other loan types.

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

Residential real estate loans are generally secured by first or second mortgage liens, and are exposed to the risk that the collateral securing these loans may fluctuate in value due to economic or individual performance factors.

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

Transactions in the reserve for loan losses and the reserve for unfunded lending commitments, by portfolio segment, for the nine months ended September 30, 2011 were as follows (dollars in thousands):

	Commerical real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$14,338	$12,652	$4,115	$12,220	$2,967	$376	$46,668
Loan loss provision	20,511	19,359	3,529	13,734	1,412	1,755	60,300
Recoveries	119	961	147	1,108	228	-	2,563
Loans charged off	(22,340)	(30,702)	(4,763)	(19,052)	(1,964)	-	(78,821)
Balance at end of period	$12,628	$2,270	$3,028	$8,010	$2,643	$2,131	$30,710

Reserve for unfunded lending commitments
Balance at beginning of year	$40	$-	$101	$523	$241	$36	$941
Provision for unfunded loan commitments	(27)	19	156	104	692	(28)	916
Balance at end of period	$13	$19	$257	$627	$933	$8	$1,857

Reserve for credit losses
Reserve for loan losses	$12,628	$2,270	$3,028	$8,010	$2,643	$2,131	$30,710
Reserve for unfunded lending commitments	13	19	257	627	933	8	1,857
Total reserve for credit losses	$12,641	$2,289	$3,285	$8,637	$3,576	$2,139	$32,567

Summary transactions in the reserve for loan losses and the reserve for unfunded lending commitments for the nine months ended September 30, 2010 were as follows (dollars in thousands):

Total

Balance at beginning of year	$58,586
Loan loss provision	19,000
Recoveries	7,861
Loans charged off	(33,914)
Balance at end of period	$51,533

Reserve for unfunded lending commitments
Balance at beginning of year	$704
Provision for unfunded lending commitments	237
Balance at end of period	$941

Reserve for credit losses
Reserve for loan losses	$51,533
Reserve for unfunded lending commitments	941
Total reserve for credit losses	$52,474

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents information, by portfolio segment, on the loans evaluated individually for impairment and collectively evaluated for impairment in the reserve for loan losses at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
September 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial real estate:
Owner occupied	$508	$4,935	$5,443	$14,545	$248,004	$262,549
Non-owner occupied	633	6,552	7,185	24,067	280,553	304,620
Total commercial real estate loans	1,141	11,487	12,628	38,612	528,557	567,169
Construction	229	2,041	2,270	10,972	66,674	77,646
Residential real estate	306	2,722	3,028	4,843	82,633	87,476
Commerical and industrial	1,129	6,881	8,010	12,707	144,439	157,146
Consumer	78	2,565	2,643	809	41,401	42,210
	$2,883	$25,696	28,579	$67,943	$863,704	$931,647
Unallocated			2,131
			$30,710

December 31, 2010
Commercial real estate:
Owner occupied	$1,422	$2,275	$3,697	$24,684	$291,039	$315,723
Non-owner occupied	1,242	9,399	10,641	33,184	363,125	396,309
Total commercial real estate loans	2,664	11,674	14,338	57,868	654,164	712,032
Construction	10	12,642	12,652	45,250	113,213	158,463
Residential real estate	110	4,006	4,116	2,708	99,778	102,486
Commerical and industrial	4,091	8,129	12,220	24,998	180,694	205,692
Consumer	-	2,966	2,966	-	47,687	47,687
	$6,875	$39,417	46,292	$130,824	$1,095,536	$1,226,360
Unallocated			376
			$46,668

The balances in the above table as of September 30, 2011 are significantly affected by the bulk sale (see Note 2).

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

The borrower may have some vulnerability to downturns in the economy due to marginally satisfactory working capital and debt service cushion. Availability of alternate financing sources may be limited or nonexistent. In certain cases, the borrower’s management, although less experienced, is considered capable. Also, in some cases, the borrower’s management may have limited depth or continuity. An adequate primary source of repayment is identified while secondary sources may be illiquid, more speculative, less readily identified, or reliant upon collateral liquidation. Loan agreements will be well defined, including several financial performance covenants and detailed operating covenants. This category also includes commercial loans to individuals with average or better capacity to repay.

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

CRE and construction loans are classified Substandard when well-defined weaknesses are present which jeopardize the orderly liquidation of the loan. Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, and/or the project’s failure to fulfill economic expectations. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following table presents, by portfolio class, credit risk profile by internally assigned grades at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Loan grades
September 30, 2011	Acceptable	Watch	Special Mention	Substandard	Total
Commercial real estate:
Owner occupied	$192,050	$15,759	$30,062	$24,678	$262,549
Non-owner occupied	206,660	21,299	42,415	34,246	304,620
Total commercial real estate loans	398,710	37,058	72,477	58,924	567,169
Construction	40,968	18,011	3,536	15,131	77,646
Residential real estate	77,907	1,354	3,557	4,658	87,476
Commerical and industrial	116,902	6,192	20,791	13,261	157,146
Consumer	41,329	1	10	870	42,210
	$675,816	$62,616	$100,371	$92,844	$931,647

December 31, 2010
Commercial real estate:
Owner occupied	$245,775	$12,741	$22,213	$34,994	$315,723
Non-owner occupied	289,670	41,105	21,318	44,216	396,309
Total commercial real estate loans	535,445	53,846	43,531	79,210	712,032
Construction	69,991	21,409	6,862	60,201	158,463
Residential real estate	89,600	2,169	4,291	6,426	102,486
Commerical and industrial	144,055	7,350	12,158	42,129	205,692
Consumer	46,465	116	637	469	47,687
	$885,556	$84,890	$67,479	$188,435	$1,226,360

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$319	$1,604	$1,923	$260,626	$262,549
Non-owner occupied	158	591	749	303,871	304,620
Total commercial real estate loans	477	2,195	2,672	564,497	567,169
Construction	778	4,101	4,879	72,767	77,646
Residential real estate	376	767	1,143	86,333	87,476
Commerical and industrial	796	1,679	2,475	154,671	157,146
Consumer	86	21	107	42,103	42,210
	$2,513	$8,763	$11,276	$920,371	$931,647

December 31, 2010
Commercial real estate:
Owner occupied	$5,313	$5,405	$10,718	$305,005	$315,723
Non-owner occupied	16,706	10,263	26,969	369,340	396,309
Total commercial real estate loans	22,019	15,668	37,687	674,345	712,032
Construction	2,611	29,671	32,282	126,181	158,463
Residential real estate	1,070	1,496	2,566	99,920	102,486
Commerical and industrial	2,129	14,126	16,255	189,437	205,692
Consumer	157	7	164	47,523	47,687
	$27,986	$60,968	$88,954	$1,137,406	$1,226,360

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at September 30, 2011 and December 31, 2010.

Total impaired loans at September 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Impaired loans with an associated allowance	$40,244	$52,004
Impaired loans without an associated allowance	27,699	78,820
Total recorded investment in impaired loans	$67,943	$130,824
Amount of the reserve for loan losses allocated to impaired loans	$2,883	$6,875

The following table presents information related to impaired loans, by portfolio class, at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Impaired loans
September 30, 2011	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
Commercial real estate:
Owner occupied	$9,940	$4,605	$14,545	$29,090	$508
Non-owner occupied	23,217	850	24,067	53,042	633
Total commercial real estate loans	33,157	5,455	38,612	82,132	1,141
Construction	1,312	9,660	10,972	21,944	229
Residential real estate	857	3,986	4,843	9,686	306
Commerical and industrial loans	4,918	7,789	12,707	25,413	1,129
Consumer loans	-	809	809	1,618	78
	$40,244	$27,699	$67,943	$140,793	$2,883

December 31, 2010
Commercial real estate:
Owner occupied	$18,051	$6,633	$24,684	$25,493	$1,422
Non-owner occupied	22,167	11,017	33,184	39,105	1,242
Total commercial real estate loans	40,218	17,650	57,868	64,598	2,664
Construction	273	44,977	45,250	67,865	10
Residential real estate	756	1,952	2,708	5,144	110
Commerical and industrial loans	10,757	14,241	24,998	26,529	4,091
	$52,004	$78,820	$130,824	$164,136	$6,875

The average recorded investment in impaired loans was approximately $126.4 million and $149.3 million for the nine months ended September 30, 2011 and 2010, respectively. Interest income recognized for cash payments received on impaired loans for the nine and three months ended September 30, 2011 and 2010 was insignificant.

At September 30, 2011 and December 31, 2010, the remaining commitments to lend on loans accounted for as troubled debt restructurings (“TDRs”) were insignificant.

The following table presents information with respect to non-performing assets at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Loans on nonaccrual status	$12,135	$80,997
Loans past due 90 days or more but not on nonaccrual status	332	7
OREO, net	30,314	39,536
Total non-performing assets	$42,781	$120,540

The following table presents information with respect to the Company’s non-performing assets, by portfolio class, at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Loans on nonaccrual status:
Commercial real estate:
Owner occupied	$3,570	$6,510
Non-owner occupied	277	10,883
Total commercial real estate loans	3,847	17,393
Construction	4,101	44,830
Residential real estate	1,110	1,952
Commerical and industrial	3,074	16,822
Consumer	3	-
Total non-accrual loans	12,135	80,997

Accruing loans which are contractually past due 90 days or more	332	7
Total of nonaccrual and 90 days past due loans	12,467	81,004

OREO, net	30,314	39,536
Total non-performing assets (1)	$42,781	$120,540
TDR loans on accrual status (2)	$55,550	$43,283

Nonaccrual and 90 days or more past due on loans as a percentage of loans	1.34%	6.61%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.90%	4.72%

Non-performing assets as a percentage of total assets	3.07%	7.02%
Total loans (3)	$931,647	$1,226,360
Total assets	$1,392,799	$1,716,458

(1)	Does not include TDR loans on accrual status.

(2)	Does not include TDR loans reported as nonaccrual totaling $1,034 and $19,539, as of September 30, 2011 and December 2010, respectively.

(3)	Includes loans held for sale and is before deferred loan fees and the reserve for loan losses.

At September 30, 2011, the Bank had approximately $184.1 million in outstanding commitments to extend credit, compared to approximately $191.2 million at December 31, 2010.

7.	Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Nine months ended September 30,
	2011	2010
Balance at beginning of year	$39,536	$28,860
Additions	9,186	34,267
Dispositions	(12,893)	(10,697)
Change in valuation allowance	(5,515)	(4,461)
Balances at end of period	$30,314	$47,969

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Nine months ended September 30,
	2011	2010
Balance at beginning of year	$16,849	$6,230
Additions to the valuation allowance	6,762	5,511
Reductions due to sales of OREO	(1,247)	(3,134)
Balance at end of period	$22,364	$8,607

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating costs	$157	$265	$599	$1,236
Net losses on dispositions	1,366	465	1,545	563
Increases in valuation allowance	4,493	2,600	6,762	5,511
Total	$6,016	$3,330	$8,906	$7,310

8.	Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market. In April 2010, the Federal National Mortgage Association (FNMA) terminated its mortgage servicing agreement with the Bank due to the Bank’s capital condition. Accordingly, in April 2010, the Bank sold its MSRs and discontinued directly servicing FNMA mortgage loans. In connection with the sale of the Bank’s MSRs, the Bank entered into an agreement with FNMA under which management believes that the Bank will have no further recourse liability or obligation to FNMA in connection with the Bank’s original mortgage sales and servicing agreement with FNMA or any other recourse obligations to FNMA.

On February 1, 2011 FNMA renewed its servicing agreement with the Bank as a result of the Bank’s improved regulatory capital status following the Capital Raise. Accordingly, the Bank may now either directly service loans that it originates or may sell originated loans “servicing released”. MSRs are insignificant to the September 30, 2011 condensed consolidated financial statements.

9.	Junior Subordinated Debentures (the “Debentures”)

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

At September 30, 2011 the Bank had a total of $60.0 million in long-term borrowings from FHLB with maturities ranging from 2014 to 2017, bearing a weighted-average rate of 3.13%. At December 31, 2010, the Bank had a total of $195.0 million in long-term borrowings from FHLB. In February, May, and September 2011, the Bank repaid an aggregate of approximately $135.0 million in FHLB advances with maturity dates during 2011 and early 2012. As a result of such early prepayments, the Company incurred prepayment costs of $0.7 million, of which $0.4 million was incurred in the third quarter of 2011.

As of September 30, 2011, the Bank had $30.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank. The Bank’s available line of credit with the FHLB is reduced by the amount of these letters of credit. At September 30, 2011, the Bank had $93.4 million in available credit at the FHLB, along with undrawn borrowing capacity at the FRB of approximately $29.6 million assuming pledged collateral continues to meet FHLB and FRB standards for qualifications.

In September 2011, the Bank repaid in full $41.0 million of senior unsecured debt issued in connection with the Federal Deposit Insurance Corporation’s (“FDIC’s”) Temporary Liquidity Guarantee Program (“TLGP”). The Bank incurred costs of approximately $0.5 million to repay the debt. The costs included payment of interest through the originally scheduled maturity date of February 12, 2012, charge-off of the remaining issuance costs which were previously being amortized on a straight line basis, and charge-off of the remaining 1.00% per annum FDIC insurance assessment applicable to the TLGP debt. As of December 31, 2010, the Bank had $41.0 million of TLGP debt.

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

The numerators and denominators used in computing basic and diluted net loss per common share for the three months and nine months ended September 30, 2011 and 2010 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Loss before extraordinary net gain	$(54,420)	$(3,438)	$(54,204)	$(15,051)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	32,839	-
Net loss	$(54,420)	$(3,438)	$(21,365)	$(15,051)

Weighted-average shares outstanding - basic	47,091,697	2,804,975	42,473,730	2,804,784
Weighted-average shares outstanding - diluted	N/A	N/A	N/A	N/A
Common stock equivalent shares excluded due to antidilutive effect	138,864	47,684	106,503	48,293

Basic and diluted:
Loss before extraordinary net gain per common share	$(1.16)	$(1.23)	$(1.27)	$(5.37)
Extraordinary net gain per common share	-	-	0.77	-
Net loss per common share	$(1.16)	$(1.23)	$(0.50)	$(5.37)

12.	Stock-Based Compensation

During the nine months ended September 30, 2011, as part of their annual compensation, Company Directors were granted a total of 38,300 shares of restricted stock with an aggregate fair value of approximately $319,000 that were immediately vested. Also, in March 2011, the Board authorized the grant of approximately 69,000 additional restricted shares as part of its incentive program for certain officers and management with an aggregate fair value of approximately $547,000 that will vest over a three year period. The Company has also granted awards of restricted stock units (“RSUs”). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. During the nine months ended September 30, 2011, the Company granted 5,695 RSUs to a director of the Company at an approximate fair value of $48,000. Stock-based compensation expense related to stock options was approximately $108,000 for the nine months ended September 30, 2011. Stock-based compensation expense related to restricted stock and RSUs was approximately $473,000 for the nine months ended September 30, 2011.

The Company did not grant any stock options during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company granted 77,075 stock options with a calculated fair value of $4.30 per option. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted during the nine months ended September 30, 2010:

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

The following table presents the activity related to stock options for the nine months ended September 30, 2011:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2011	156,522	$68.26	4.9	$-
Cancelled/expired	(12,152)	-	N/A	N/A
Options outstanding at September 30, 2011	144,370	$68.90	6.2	$-
Options exercisable at September 30, 2011	73,345	$130.09	3.9	$-

As of September 30, 2011, there was approximately $0.2 million of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity for nonvested restricted stock for the nine months ended September 30, 2011:

			Weighted-
		Weighted-	average
		average grant	remaining
	Number of	date fair value	vesting term
	shares	per share	(years)
Nonvested as of January 1, 2011	47,686	$34.96	N/A
Granted	134,409	7.09	N/A
Vested	(43,231)	10.13	N/A
Nonvested as of September 30, 2011	138,864	$15.72	-

As of September 30, 2011, unrecognized compensation cost related to nonvested restricted stock totaled approximately $0.7 million. The nonvested restricted stock is scheduled to vest over periods of three to four years from the grant date. The unearned compensation on nonvested stock is being amortized to expense on a straight-line basis over the applicable vesting periods. There was no unrecognized compensation cost related to the RSUs at September 30, 2011 and December 31, 2010, as all RSUs were fully-vested at the date of the grant.

13.	Income Taxes

During the nine months ended September 30, 2011, the Company recorded an income tax provision of approximately $10.3 million. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Notes 2 and 9), which was calculated based on the Company’s estimated statutory income tax rates. The income tax provision of $10.3 million also includes a credit for income taxes of approximately $11.8 million related to the Company’s loss from operations excluding the extraordinary gain. This credit for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the estimated income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

Management determined the amount of the deferred tax valuation allowance at September 30, 2011 and December 31, 2010 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

As of September 30, 2011, the Company maintained a full valuation allowance against the deferred tax asset balance of $32.5 million. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement and tax recognition of revenue and expenses, the recapture of previously realized deferred tax assets that are now deemed unrealizable, and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code. See also “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

14.	Fair Value Measurements

GAAP establishes a hierarchy for determining fair value measurements which includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

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

At September 30, 2011 and December 31, 2010, the Company had no financial liabilities - and no non-financial assets or non-financial liabilities - measured at fair value on a recurring basis. The Company’s only financial assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2011
Investment securities available - for - sale	$-	$134,952	$-

December 31, 2010
Investment securities available - for - sale	$-	$115,010	$-

Certain financial assets, such as impaired loans, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). Certain non-financial assets are also measured at fair value on a non-recurring basis. These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments, and OREO. The Company had no liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

The following table represents the assets measured at fair value on a nonrecurring basis by the Company at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2011
Impaired loans with specific valuation allowances	$-	$-	$40,244
Other real estate owned	-	-	30,314
	$-	$-	$70,558

December 31, 2010
Impaired loans with specific valuation allowances	$-	$-	$45,129
Other real estate owned	-	-	39,536
	$-	$-	$84,665

The Company did not change the methodology used to determine fair value for any assets during 2010 or the nine months ended September 30, 2011. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2010 or the nine months ended September 30, 2011.

The following disclosures are made in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2011 and December 31, 2010.

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

Loans: The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using September 30, 2011 and December 31, 2010 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are estimated using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

Deposits: The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2011 and December 31, 2010 rates offered on those instruments.

Debentures, other borrowings, and TLGP senior unsecured debt: During the first quarter of 2011 the Debentures and related accrued interest were extinguished (see Notes 2 and 9). As of December 31, 2010, the fair value of the Bank’s Debentures was adjusted to reflect the anticipated extinguishment of such Debentures for cash. The fair value of other borrowings (including federal funds purchased, if any) and TLGP senior unsecured debt are estimated using discounted cash flow analyses based on the Bank’s September 30, 2011 and December 31, 2010 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2011 and December 31, 2010 were approximately as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$235,752	$235,752	$271,264	$271,264
Investment securities:
Available-for-sale	134,952	134,952	115,010	115,010
Held-to-maturity	1,335	1,426	1,806	1,904
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	898,611	921,027	1,177,045	1,173,304
BOLI	34,378	34,378	33,470	33,470

Financial liabilities:
Deposits	1,148,126	1,150,006	1,376,899	1,380,965
Debentures, other borrowings, and TLGP senior unsecured debt	60,000	65,690	304,558	256,499

15.	Regulatory Matters

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bancorp’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At September 30, 2011, Bancorp and the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations.

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

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of September 30, 2011, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of September 30, 2011, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital has been met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. At September 30, 2011, the Bank’s primary liquidity ratio was 26.0%.

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

As of September 30, 2011 the Order remains in place until lifted by the FDIC and DFCS, and, therefore, the Bank remains subject to the requirements and restrictions set forth therein.

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp is required to develop and submit for approval, a plan to maintain sufficient capital at the Bancorp and the Bank within 60 days of the date of the Written Agreement. Bancorp submitted a strategic plan on October 28, 2009, and, as of the completion of the Capital Raise on January 28, 2011, management believes that Bancorp is in compliance with regulatory capital-related terms of the Written Agreement.

As of September 30, 2011, Bancorp and the Bank met the minimum regulatory requirements for a “well-capitalized” institution under the terms of the Order and Written Agreement.

Bancorp’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2011:
Tier 1 leverage (to average assets)	$153,695	9.7%	$63,110	4.0%	$78,888	5.0%
Tier 1 capital (to risk-weighted assets)	153,695	14.8	41,682	4.0	62,523	6.0
Total capital (to risk-weighted assets)	166,977	16.0	83,364	8.0	104,204	10.0

December 31, 2010:
Tier 1 leverage (to average assets)	7,158	0.4	70,257	4.0	87,821	5.0
Tier 1 capital (to risk-weighted assets)	7,158	0.5	53,451	4.0	80,176	6.0
Total capital (to risk-weighted assets)	14,316	1.1	106,902	8.0	133,627	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2011:
Tier 1 leverage (to average assets)	$175,025	11.1%	$63,088	4.0%	$157,721	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	175,025	16.5	42,564	4.0	63,846	6.0
Total capital (to risk-weighted assets)	188,579	17.7	85,128	8.0	106,410	10.0

December 31, 2010:
Tier 1 leverage (to average assets)	75,662	4.3	70,145	4.0	175,364	10.0	(1)
Tier 1 capital (to risk-weighted assets)	75,662	5.7	53,497	4.0	80,245	6.0
Total capital (to risk-weighted assets)	92,768	6.9	106,993	8.0	133,742	10.0

(1)	Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

16.	New Authoritative Accounting Guidance

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances, and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances, and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011, and the adoption of this disclosure requirement did not have a significant effect on the Company’s condensed consolidated financial statements. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant effect on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20) which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the reserve for loan losses, and (iii) the changes and reasons for those changes in the reserve for loan losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its reserve for loan losses, and class of financing receivable, which is generally a disaggregation of portfolio segments. The required disclosures include, among other things, a rollforward of the reserve for loan losses, as well as information about modified, impaired, non-accrual, and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s condensed consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were required for the Company’s condensed consolidated financial statements that include periods beginning on or after January 1, 2011. The adoption of ASU 2010-20 did not have a significant effect on the Company’s condensed consolidated financial statements. ASU No. 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to TDRs to coincide with the effective date of a proposed ASU related to TDRs, which was issued in April 2011, as described below.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU 2011-02). The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20. The provisions of ASU 2011-02 are effective for the Company’s reporting period ended September 30, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s condensed consolidated financial statements.

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

On August 18, 2010, the Bank was sued in an asserted class action lawsuit. The lawsuit alleges that, in 2004, F&M Holding Company (acquired by the Bank in 2006), acting as trustee, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million. Recovery is sought on claims of breach of the indentures, breach of fiduciary duty, and conversion. In November 2010, the lawsuit was dismissed without prejudice for a lack of subject matter jurisdiction in federal court. Following dismissal of the federal action, the parties reached a stipulated agreement settling all claims, and such amount is included in other expenses in the Company’s September 30, 2011 condensed consolidated statement of operations. The signed stipulated agreement, preliminary order, and class notice have now been filed in state court and appropriate notices have been sent to the bondholders. A final fairness and approval hearing is set for December 12, 2011. If the holders of more than 7.5% of the face amount of the bonds opt out of the class, the Company can declare the settlement null and void. Management does not believe it is probable that such event will occur. Upon entry of a final judgment approving the settlement and dismissing the case, BOTC will disburse the settlement funds to class counsel.

In addition, in November 2010 a bankruptcy trustee filed an adversary proceeding against the Bank. The bankruptcy trustee claims that the Bank violated the automatic stay by taking control of approximately $250,000 in the bankrupt entity’s accounts shortly after the bankruptcy filing, and, as a result, the Bank owes sanctions and damages. Under an order of the bankruptcy court, the adversary proceeding is stayed, and while the trustee has begun commencement of litigation in certain of these adversary cases, litigation has not yet been commenced in the case against BOTC. While the outcome of this proceeding cannot be predicted with certainty, based on management's review, management believes that the proceeding is without merit and plans to vigorously pursue its defenses. Management also believes that if any liability were to result, it would not have a material effect on the Company's consolidated liquidity, financial condition, or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of September 30, 2011 and the operating results for the nine months then ended, included elsewhere in this quarterly report on Form 10-Q. This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011; including its audited 2010 consolidated financial statements and the notes thereto as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010.

Cautionary Information Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011 for the year ended December 31, 2010.

These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Recent Developments

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Company sold approximately $110 million (book carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2 million of other real estate owned (“OREO”) (the “bulk sale”). In connection with the bulk sale, the Bank received approximately $58 million in cash from the buyer, incurred approximately $3 million in closing related costs, and recorded loan charge-offs totaling approximately $54 million. As a result of the charge-offs and based on other considerations with respect to the adequacy of the reserve for loan losses, the Company recorded a loan loss provision in the amount of $52.8 million for the three months ended September 30, 2011.

In January 2011 the Company completed a $177.0 million capital raise (the “Capital Raise”). Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and related accrued interest of $3.9 million, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). The combined effect of these transactions increased each of Bancorp’s and the Bank’s regulatory capital ratios to an amount in excess of both “well-capitalized” regulatory levels and the capital levels required under the regulatory order (the “Order”) under which the Company has been operating (for additional information regarding the Order see Note 15 to the Company’s condensed consolidated financial statements).

Prior to the consummation of the Capital Raise, the Company maintained a large amount of liquidity to mitigate customer uncertainty. The effect of the proceeds of the Capital Raise on the Company’s capital position has reduced the Company’s need for excess liquidity and allowed the Company to repay a significant amount of its wholesale deposit liabilities and certain FHLB advances and TLGP debt. The impact of the Capital Raise on the Company’s capital and liquidity are discussed in more detail under “Capital Resources” and “Liquidity” below.

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

As of September 30, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for credit losses. As of that date the enhanced methodology did not change the Company’s conclusion that the total reserve for credit losses was sufficient to cover losses inherent in the loan portfolio. The significant revisions to the methodology included 1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, 2) a related revision of the Company’s look-back period for historical losses to one that averages quarterly historic periods starting initially with July 1, 2010 as compared to the prior method which utilized historical losses over a weighted most recent 12-quarter period, 3) the adjustment of historical loss factors based upon an estimate of credit related losses incurred in the bulk sale, and 4) the addition of certain other transitional adjustments to the pooled reserve due to the initial application of the revised model, and 5) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors.. Management believes the adopted changes will result in a more responsive and directionally consistent reserve for credit losses considering the Company’s current loan portfolio and other factors.

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

CASCADE BANCORP
Selected Consolidated Financial Highlights
(In thousands, except per share data and ratios; unaudited)

	Year over Year Quarter			Linked Quarter
	3rd Qtr	3rd Qtr	%	2nd Qtr	%
	2011	2010	Change	2011	Change
Balance Sheet Data (at period end)
Investment securities	$136,287	$122,266	11.5%	$125,457	8.6%
Loans, gross	931,647	1,279,402	-27.2%	1,128,732	-17.5%
Total assets	1,392,799	1,829,433	-23.9%	1,562,559	-10.9%
Total deposits	1,148,126	1,488,848	-22.9%	1,155,176	-0.6%
Non-interest bearing deposits	417,947	313,400	33.4%	401,018	4.2%
Total common shareholders' equity (book)	158,516	8,849	1691.3%	212,614	-25.4%
Tangible common shareholders' equity (tangible) (1)	154,711	3,199	4736.2%	208,440	-25.8%
Income Statement Data
Interest income	$16,174	$20,630	-21.6%	$17,708	-8.7%
Interest expense	2,654	5,739	-53.8%	3,042	-12.8%
Net interest income	13,520	14,891	-9.2%	14,666	-7.8%
Loan loss provision	52,800	3,000	1660.0%	2,000	2540.0%
Net interest income (loss) after loan loss provision	(39,280)	11,891	-430.3%	12,666	-410.1%
Noninterest income	2,822	2,956	-4.5%	2,812	0.3%
Noninterest expense	25,418	17,194	-14.7%	15,509	63.9%
Loss before income taxes	(61,876)	(2,347)	2536.4%	(31)	200701.2%
Credit (provision) for income taxes	7,456	(1,091)	-783.4%	2,042	265.2%
Net income (loss)	(54,420)	(3,438)	-1482.9%	2,011	-2806.0%
Share Data (3)
Basic net income (loss) per common share (incl. extraordinary net gain)	$(1.16)	$(1.23)	5.7%	$0.04	-2815.1%
Diluted net income (loss) per common share (incl. extraordinary net gain)	$(1.16)	$(1.23)	5.7%	$0.04	-2823.0%
Book value per common share	$3.36	$3.10	8.3%	$4.50	-25.4%
Tangible book value per common share	$3.28	$1.12	192.4%	$4.41	-25.8%
Basic average shares outstanding	47,092	2,805	1578.9%	47,072	0.0%
Fully diluted average shares outstanding	47,092	2,805	1578.9%	47,209	-0.2%
Key Ratios
Return on average total shareholders' equity (book)	-100.92%	-109.62%	7.9%	3.18%	-3273.6%
Return on average total shareholders' equity (tangible)	-102.85%	-196.40%	47.6%	3.24%	-3274.4%
Return on average total assets	-13.78%	-0.73%	-1787.7%	0.42%	-3381.0%
Net interest spread	3.26%	3.34%	-2.4%	3.52%	-7.4%
Net interest margin	3.70%	3.51%	5.4%	3.97%	-6.8%
Total revenue (net int inc + non int inc)	$16,342	$17,847	-8.4%	$17,478	-6.5%
Efficiency ratio (2)	155.53%	96.34%	61.4%	88.73%	75.3%
Credit Quality Ratios
Reserve for credit losses	$32,567	$52,474	-37.9%	$41,731	-22.0%
Reserve to ending total loans	3.50%	4.11%	-14.7%	3.71%	-5.4%
Non-performing assets (NPAs) (4)	$42,781	$129,535	-67.0%	$98,213	-56.4%
Non-performing assets to total assets	3.07%	7.08%	-56.6%	6.29%	-51.1%
Delinquent >30 days to total loans (excl. NPAs)	0.27%	0.48%	-44.7%	1.81%	-85.3%
Net Charge off's (NCOs)	62,881	9,197	583.7%	3,664	1616.2%
Net loan charge-offs (annualized)	23.27%	2.79%	734.2%	1.29%	1703.4%
Provision for loan losses to NCOs	83.97%	32.62%	157.4%	54.59%	53.8%
Bank Capital Ratios (5)
Tier 1 capital leverage ratio	11.10%	3.91%	183.9%	14.43%	-23.1%
Tier 1 risk-based capital ratio	16.45%	5.24%	213.9%	18.65%	-11.8%
Total risk-based capital ratio	17.72%	6.53%	171.4%	19.92%	-11.0%
Bancorp Capital Ratios (5)
Tier 1 capital leverage ratio	9.74%	0.34%	2764.7%	13.06%	-25.4%
Tier 1 risk-based capital ratio	14.75%	0.45%	3177.8%	17.07%	-13.6%
Total risk-based capital ratio	16.02%	0.90%	1680.0%	18.35%	-12.7%

Notes:

(1)	Excludes core deposit intangible and other identifiable intangible assets, related to the acquisition of F&M Holding Company.

(2)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).

(3)	Adjusted to reflect a 1:10 reverse stock split in November 2010.

(4)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.

(5)	Computed in accordance with FRB and FDIC guidelines.

Financial Highlights and Summary of the Third Quarter of 2011

•	Bulk Sale of Assets in September 2011: Bank sold approximately $110 million non-performing, substandard and related performing loans and approximately $2 million of OREO properties.

•	Third Quarter Net Loss Per Share: ($1.16) per share or ($54.4) million mainly due to increased provision for loan loss arising from charge-offs in the bulk sale.

•	Capital: Company and Bank significantly exceed regulatory benchmarks for “well-capitalized” with Tier 1 leverage ratios at 9.7% and 11.1%, respectively.

•	Loans: Balances lower by $197.1 million as compared to June 30, 2011 (linked-quarter) due to the bulk sale and loan payoffs.

•	Core Customer Deposits: DDA, Savings, and MMA balances up $38.9 million on a linked-quarter basis and up $79.4 million from year-end.

•	Net Interest Margin (“NIM”) / Liquidity: NIM declined to 3.70% from 3.97% for the linked-quarter. Primary liquidity ratio remains a strong 25.99%.

•	Credit Quality: Non-performing assets (“NPA’s”) reduced to $42.8 million at September 30, 2011 compared to $98.2 million for the linked-quarter primarily due to the bulk sale.

•	Credit Quality: Reserve for credit losses (reserve for loan losses and reserve for unfunded lending commitments) at 3.50% of loans at September 30, 2011 compared 3.71% for linked quarter.

The Company recorded net loss of ($1.16) per share or ($54.4) million in the quarter. This compares to linked-quarter net income of $0.04 per share or $2.0 million including an approximate $2.0 million tax credit for the period and a net loss of ($1.23) per share or ($3.4) million for the year-ago quarter.

The current quarter loss was mainly related to the September 2011 sale of approximately $110 million (book value) in certain non-performing, substandard and related performing loans and approximately $2 million of OREO properties. The Bank received approximately $58 million in cash from the buyer, and incurred approximately $3 million in closing related costs. As a result of the bulk sale, related charge offs of approximately $54.1 million, additional charge-offs incurred in ongoing operations for the quarter of approximately $8.8 million, and other considerations with respect to the adequacy of the reserve for loan losses, the Company recorded a loan loss provision in the amount of $52.8 million for the quarter. The reserve for credit losses was 3.50% of loans at September 30, 2011 compared to 3.71% for linked quarter. Management believes the bulk sale transaction and other actions taken in the quarter and year to date have resulted in a significantly improved credit risk profile within the remaining loan portfolio under present economic conditions.

For the third quarter of 2011, net interest income was $13.5 million compared to $14.7 million for the linked quarter. The decline is a consequence of lower interest earning loan balances due to the bulk sale and continued loan payoffs as customers are reacting to their debt levels by paying down loans in this challenging economy. Another factor contributing to this decline in loans is that Cascade has seen reduced loan originations due to fewer financing requests by healthy businesses and consumers. These actions by customers are typically seen during troubled economies. Interest expense declined 12.8% or $0.4 million on a linked-quarter basis and declined $3.1 million for the year-ago quarter. This improvement is attributable to customers shifting deposit preferences to non-interest bearing transaction accounts as well as actions taken by the Company to reduce excess liquidity including the call/maturity of $261.8 million of internet sourced time deposits and the repayment of $65 million in FHLB Advances and $41 million in TLGP debt during the current quarter. The Bank’s primary liquidity ratio remains at a strong 25.99% with $235.8 million held in cash and cash equivalents at September 30, 2011 compared to $271.3 million at December 31, 2010.

Total core customer deposits (DDA, Savings, and MMA accounts) increased over the past quarter, up $38.9 million on a linked-quarter basis and up $79.4 million for the year to date. Total deposits at September 30, 2011, were $1.15 billion, down $7.1 million or 0.6% compared to the linked-quarter attributable to the $22.4 million decline of internet sourced time deposits. Deposits were down $340.7 million or 22.9% compared to the year-ago quarter. The NIM was 3.70% for the third quarter of 2011 compared to 3.97% for the linked-quarter and 3.51% for the year-ago quarter mainly due to reduced earning loan balances.

At September 30, 2011, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 11.10%, 16.45% and 17.72%, Regulatory minimums for a “well-capitalized” bank are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. Bancorp’s Tier 1 leverage, Tier risk-based and total risk-based capital ratios were 9.74%, 14.75% and 16.02%, respectively, as of September 30, 2011.

RESULTS OF OPERATIONS – Nine Months and Three Months ended September 30, 2011 and 2010

Income Statement

Net Income

For the nine months ended September 30, 2011, the Company recorded net loss of ($0.50) per share or ($21.4) million. Year-to-date loan results include a loan loss provision of $60.3 million and the $32.8 million after-tax extraordinary gain on extinguishment of $68.6 million in Debentures in the first quarter of 2011. For the year-ago period, the Company recorded a net loss of ($5.37) per share or ($15.1) million.

For the three months ended September 30, 2011 the Company recorded a net loss of ($1.16) per share or $54.4 million, due to the aforementioned loan loss provision mainly related to the bulk sale. Linked quarter net income was $2.0 million or $.04 per share including a credit for income taxes of $2.0 million, while tax adjustments in the current quarter include a $7.5 million credit. These tax adjustments arise because the Company recognized a portion of its deferred tax assets on which a full valuation allowance was previously recorded and due to the loss incurred on the bulk sale.

Net Interest Income

Net interest income was $13.5 million for the current quarter and $42.5 million year to date as compared to $14.7 million for the linked-quarter and $47.0 million for the nine months a year earlier. Lower net interest income is primarily related to lower interest earned attributable to the reduction in loans, partially offset by reduced funding costs. Yields on earnings assets declined, to 4.42% for the current quarter compared to 4.86% for the year ago quarter while rates paid on interest bearing liabilities declined to 1.16% for current quarter compared to 1.52% a year ago.

Interest income decreased approximately $1.5 million compared to the linked-quarter and $4.5 million compared to the year-ago quarter. The decreases are mainly due to lower average earning loan balances and interest reversals on non-performing loans.

Interest expense decreased approximately $0.4 million or 12.8% on a linked-quarter basis and $3.1 million or 53.8% compared to the year-ago quarter. Reduced funding costs are mainly due to generally lower levels of interest rates, shifting customer preferences for non-interest DDA accounts, reduction in higher cost CD balances, actions related to the reduction of excess liquidity discussed elsewhere in this Quarterly Report, and from depositor shift from NOW accounts to non-interest bearing. A portion of the shift relates to the expiration of the TAG program on December 31, 2010. Overall cost of funds was 0.80% for the third quarter of 2011 compared to 0.90% for the second quarter of 2011 and 1.27% for the linked-quarter. Net interest spread declined slightly in the current quarter to 3.26% compared to 3.52% in the linked-quarter and was relatively flat compared to a year-ago quarter of 3.34%.

Components of Net Interest Margin

The following table sets forth for the quarters ended September 30, 2011 and 2010 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	YEAR OVER YEAR
(dollars in thousands)	Quarter ended September 30, 2011			Quarter ended September 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$128,233	$1,199	3.71%	$123,365	$1,288	4.14%
Non-taxable securities	1,335	13	3.86%	1,807	17	3.73%
Interest bearing balances due from other banks	236,556	126	0.21%	227,726	139	0.24%
Federal funds sold	2,651	2	0.30%	3,014	1	0.13%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	1,072,041	14,834	5.49%	1,317,509	19,185	5.78%
Total earning assets/interest income	1,451,288	16,174	4.42%	1,683,893	20,630	4.86%
Reserve for loan losses	(37,330)			(56,253)
Cash and due from banks	31,578			95,606
Premises and equipment, net	34,451			36,104
Bank-owned life insurance	34,171			33,637
Accrued interest and other assets	52,803			73,306
Total assets	$1,566,961			$1,866,293

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$479,703	516	0.43%	$638,025	1,101	0.68%
Savings deposits	34,070	13	0.15%	31,053	22	0.28%
Time deposits	226,957	1,066	1.86%	528,571	2,789	2.09%
Other borrowings	163,696	1,059	2.57%	302,500	1,827	2.40%
Total interest bearing liabilities/interest expense	904,426	2,654	1.16%	1,500,149	5,739	1.52%
Demand deposits	418,697			328,130
Other liabilities	29,898			27,571
Total liabilities	1,353,021			1,855,850
Stockholders' equity	213,940			12,443
Total liabilities and stockholders' equity	$1,566,961			$1,868,293

Net interest income		$13,520			$14,891

Net interest spread			3.26%			3.34%

Net interest income to earning assets			3.70%			3.51%

(1)	Average non-accrual loans included in the computation of average loans was approximately $43.3 million for 2011 and $134.6 million for 2010.

(2)	Loan related fees recognized during the period and included in the yield calculation totalled approximately $0.5 million in 2011 and $0.4 million in 2010.

(3)	2010 includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended September 30, 2011, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended September 30, 2011
	2011 over 2010
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(4,351)	$(3,574)	$(777)
Taxable securities	(89)	51	(140)
Non-taxable securities	(4)	(4)	0
Interest bearing balances due from other banks	(13)	5	(18)
Federal funds sold	1	(0)	1
Total interest income	(4,456)	(3,523)	(933)

Interest expense:
Interest on deposits:
Interest bearing demand	(585)	(273)	(312)
Savings	(9)	2	(11)
Time deposits	(1,723)	(1,591)	(132)
Other borrowings	(768)	(838)	70
Total interest expense	(3,085)	(2,701)	(384)

Net interest income	$(1,371)	$(822)	$(549)

Loan Loss Provision

The Company recorded a loan loss provision in the amount of $52.8 million for the current quarter primarily related to the bulk sale of distressed loans and other assets discussed elsewhere. This compares to provision expense for the linked quarter of $2.0 million and $3.0 million in the third quarter of 2010.

At September 30, 2011, the reserve for loan losses was approximately $30.7 million or 3.30% of outstanding loans compared to a linked-quarter reserve for loan losses of 3.62% and 4.04% for the third quarter of 2010.

As of September 30, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for credit losses. As of that date the enhanced methodology did not change the Company’s conclusion that the total reserve for credit losses was sufficient to cover losses inherent in the loan portfolio. The significant revisions to the methodology included 1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, 2) a related revision of the Company’s look-back period for historical losses to one that averages quarterly historic periods starting initially with July 1, 2010 as compared to the prior method which utilized historical losses over a weighted most recent 12-quarter period, 3) the adjustment of historical loss factors based upon an estimate of credit related losses incurred in the bulk sale, and 4) the addition of certain other transitional adjustments to the pooled reserve due to the initial application of the revised model, and 5) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors.. Management believes the adopted changes will result in a more responsive and directionally consistent reserve for credit losses considering the Company’s current loan portfolio and other factors. See also Footnote 6 of condensed consolidated financial statements included in this document.

The reserve for unfunded lending commitments was $1.9 million at September 30, 2011 compared to $0.9 million at June 30, 2011. This brings the total reserve for credit losses to 3.50% at September 30, 2011 compared to 3.71% at June 30, 2011 and 4.11% at December 31, 2010.

Non-Interest Income

Non-interest income in the third quarter of 2011 was $2.8 million as compared to $2.8 million in the linked-quarter and $3.0 million a year earlier. The year over year decline is related to lower service fees owing to reduced customer transaction volumes.

Non-Interest Expense

Non-interest expense for the third quarter of 2011 was $25.4 million as compared to $15.5 million in the linked-quarter and $17.2 million in the comparable period of 2010. $4.8 million of the linked quarter increase related to valuation allowances on its OREO properties and losses on sales of OREO, some of which relate to the bulk sale transaction. In addition the Company recorded non-recurring expenses aggregating $2.8 million, related to the prepayment of FHLB Advances and TLGP debt, consulting fees, and resolution of certain legal matters.

FDIC deposit insurance costs are down 54.9% from the same quarter in 2010 attributable to the Company’s return to “well-capitalized” category and consequent lower insurance assessment rate. Also contributing to lower FDIC insurance expense was a change in assessment base from average quarterly deposits to average quarterly assets effective April 1, 2011, which generally benefited community banks including the Company.

Income Taxes

During the nine and three months ended September 30, 2011, the Company recorded a net income tax provision/(credit) of approximately $10.3 million and ($7.4 million), respectively. Included in these amounts is an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures, which was calculated based on the Company’s estimated statutory income tax rates. The net income tax provision of $10.3 million year to date also includes a credit for income taxes of approximately $11.8 million related to the Company’s loss from operations excluding the extraordinary gain. This credit for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the prospective income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

As of September 30, 2011, the Company maintained a valuation allowance of $32.5 million against the deferred tax asset. This amount represented a $3.6 million decrease from year-end 2010 due to changes in temporary differences between the financial statement and tax recognition of revenue and expenses, the recapture of previously realized deferred tax assets that are now deemed unrealizable, and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code.

Management determined the amount of the deferred tax valuation allowance at September 30, 2011 and December 31, 2010 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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

Financial Condition

Capital Resources

The Company’s capital resources were significantly increased with the Capital Raise and extraordinary gain on the extinguishment of the Debentures recorded in the first quarter of 2011. The year to date loan loss provision expense of $60.3 million mainly related to the bulk loan sale reduced total stockholders’ equity to $158.5 million as of September 30, 2011. This compares to $8.8 million at September 30, 2010 and $10.1 million at December 31, 2010.

Capital raise proceeds were $177.0 million upon sale of 44,193,750 shares of common stock to private investors at a price of $4.00 per share. At September 30, 2011, the Company’s tangible common equity to total assets ratio was 14.1%. The Company’s basic and tangible book value per share was $3.36 and $3.28, respectively, at September 30, 2011.

September 30, 2011 regulatory capital ratios are as follows: Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 11.10%, 16.45% and 17.72%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 9.74%, 14.75% and 16.02%, respectively, which exceed regulatory benchmarks for “well-capitalized”. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this Quarterly Report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized”, which the Bank met as of September 30, 2011. Additional information regarding capital resources are located in Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2011, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.39 billion at September 30, 2011 a decrease of $323.7 million from $1.72 billion at year-end 2010, mainly due to a $278.4 million decrease in net loans, of which $110 million related to the bulk sale occurring in September 2011. In addition cash and cash equivalents is $35.5 million below year end 2010 levels. Total liabilities declined $472.1 million as a result of actions taken to reduce excess liquidity described elsewhere in this Quarterly Report.

Cash and cash equivalents decreased from December 31, 2010 by approximately $35.5 million to $235.8 million or 16.9% of total assets at September 30, 2011. This decrease was mainly a result of repayment of $135.0 million in FHLB advances during the year and $41 million of TLGP debt. Partially offsetting these actions was the receipt of $58 million from the bulk sale of loans in September 2011. At September 30, 2011, the Company’s loan portfolio was approximately $931.6 million, down $197.1 million and $347.8 million when compared to the linked-quarter and the year-ago period, respectively. Loans have declined primarily due the bulk sale of approximately $110 million in non-performing, substandard and related performing loans and ongoing loan payoffs. Net charge-offs of $76.3 million for the nine months ended September 30, 2011, also contributed to the reduction in loan balances outstanding, of which $54.1 million was related to the bulk sale of loans.

The Company had no material off balance sheet derivative financial instruments as of September 30, 2011 and December 31, 2010.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at September 30, 2011 and December 31, 2010 is included in the following table (dollars in thousands):

	September 30, 2011	December 31, 2010
Commitments to extend credit	$156,211	$164,542
Commitments under credit card lines of credit	25,048	26,257
Standby letters of credit	2,820	3,013
Total off-balance sheet financial instruments	$184,079	$193,812

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

Liquidity

Prior to the Capital Raise occurring January 28, 2011, the Company had maintained excess liquidity to mitigate customer uncertainty. The effect of the $167.9 million net proceeds of the Capital Raise on the Company’s capital position has reduced the Company’s need for excess liquidity. Accordingly, during the first quarter, in addition to the extinguishment of $68.6 million in Debentures, the Company called $170.0 million in internet sourced deposits, let mature an additional $40.0 million in internet sourced deposits and repaid $50.0 million in FHLB advances. During the second quarter, liquidity remained elevated as the Company let mature an additional $26.8 million in internet sourced deposits and repaid $20.0 million in FHLB advances. Due to continued elevated liquidity the Company let mature $22.4 million in internet sourced deposits and repaid $65 million in FHLB advances and $41 million in TLGP debt. At September 30, 2011 and after this series of actions, cash and cash equivalents of the Company totaled $235.8 million as compared to $271.3 million at December 31, 2010. This amount includes interest bearing balances held at FRB totaling $185.7 million. The Company’s primary liquidity ratio remains a strong 25.99% at September 30, 2011.

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

From time to time the Bank may augment core deposits with wholesale funds it deems reliable and stable under the circumstances such as internet sourced time deposits and borrowings and lines of credit from what it deems reliable counterparties. At September 30, 2011 the FHLB had extended the Bank a secured line of credit of $212.2 million (15% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2011, the Bank had qualifying collateral pledged for FHLB borrowings totaling $183.4 million of which $90.0 million was utilized with $60.0 million in secured borrowings and $30.0 million FHLB letters of credit used for collateralization of Oregon public deposits held at the Bank. At September 30, 2011, the Bank also had undrawn borrowing capacity at FRB of approximately $29.6 million assuming pledged collateral continues to meet standards for qualifications. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit access to secured borrowings. The Bank has approximately $30.0 million in unsecured lines of credit from correspondent banks.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity may be limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale which could result in a loss to the Bank. As of September 30, 2011, unpledged investments totaled approximately $44.6 million.

The Bank is currently restricted from accepting or renewing brokered deposits including reciprocal CDARS deposits until such time as the regulatory order is lifted. At September 30, 2011 the Bank had no reciprocal CDARS deposits, which are technically classified as brokered deposits. At December 31, 2010, the Bank had $7.9 million.

            In 2008, TLGP was established under which the FDIC would temporarily provide a guarantee of the senior debt of FDIC-insured institutions and their holding companies. On February 12, 2009 the Bank issued $41.0 million of notes under the TLGP. In September 2011, the Bank repaid the issuances which included $16.0 million floating rate and $25.0 million fixed rate notes along with their interest until the scheduled maturity date of February 12, 2012.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At September 30, 2011, the Bank had approximately $184.1 million in outstanding commitments to extend credit, compared to approximately $193.8 million at year-end 2010. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business. This decrease was in direct connection to the decrease in loans described above.

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

Remediation Steps to Address Material Weakness

Management previously disclosed a material weakness in internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2010, specifically with respect to the Company’s estimate of the reserve for loan losses. As background, during the third and fourth quarters of 2010, in connection with an examination by banking regulators of the Bank, management refined and enhanced its model for calculating the reserve for loan losses by considering an expanded scope of information, modifying its calculation of historical loss factors, and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio. As of December 31, 2010, the Company was utilizing a refined and enhanced model.

At the time of filing the Company’s Annual Report on Form 10-K, management concluded that a sufficient period of time subsequent to December 31, 2010 had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively.

As of September 30, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for credit losses. As of that date the enhanced methodology did not change the Company’s conclusion that the total reserve for credit losses was sufficient to cover losses inherent in the loan portfolio. The significant revisions to the methodology included 1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, 2) a related revision of the Company’s look-back period for historical losses to one that averages quarterly historic periods starting initially with July 1, 2010 as compared to the prior method which utilized historical losses over a weighted most recent 12-quarter period, 3) the adjustment of historical loss factors based upon an estimate of credit related losses incurred in the bulk sale, and 4) the addition of certain other transitional adjustments to the pooled reserve due to the initial application of the revised model, and 5) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors.. Management believes the adopted changes will result in a more responsive and directionally consistent reserve for credit losses considering the Company’s current loan portfolio and other factors.

Accordingly, as of September 30, 2011, management concluded that a sufficient period of time had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively. Management believes that the reserve for loan losses is appropriately stated as of that date.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 18, 2010, the Bank was sued in an asserted class action lawsuit, Russell Firkins & Rena Firkins v. Bank of the Cascades, Case No. 1:10-cv-414-BLW in the United States District Court for the District of Idaho. The lawsuit alleges that, in 2004, the Bank’s predecessor (Farmers and Merchants Bank), acting as trustee under three similar trust indentures, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million. Recovery is sought on claims of breach of the indentures, breach of fiduciary duty, and conversion. On November 22, 2010, the lawsuit was dismissed without prejudice for a lack of subject matter jurisdiction in federal court. Following dismissal of the federal action, the parties reached a stipulated agreement settling all claims, and such amount is included in other expenses in the Company’s September 30, 2011 condensed consolidated statement of operations. The complaint, signed stipulated agreement, preliminary order and class notice have now been filed in state court and appropriate notices have been sent to the bondholders. A final fairness and approval hearing is set for December 12, 2011. If the holders of more than 7.5% of the face amount of the bonds opt out of the class, the Company can declare the settlement null and void. Management does not believe it is probable that such event will occur. Upon entry of a final judgment approving the settlement and dismissing the case, BOTC will disburse the settlement funds to class counsel.

In addition, on November 10, 2010 the DBSI Funding Corporations' bankruptcy trustee filed an adversary proceeding against the Bank, in re: DBSI INC., et al, James R. Zazzali, as Trustee v. Bank of the Cascades, Adversary Proceeding No. 10-55325 (PJW) in the U.S. Bankruptcy Court, District of Delaware. The trustee claims that the Bank violated the automatic stay by taking control of approximately $250,000 in the DBSI Funding Corporations' accounts shortly after the DBSI bankruptcy filing, and, as a result, the Bank owes sanctions and damages. Under an order of the bankruptcy court, the adversary proceeding against the Bank is stayed, and while the trustee has begun commencement of litigation in certain of these adversary cases, litigation has not yet been commenced in the case against BOTC. While the outcome of this proceeding cannot be predicted with certainty, based on management's review, management believes that the proceeding is without merit and plans to vigorously pursue its defenses. Management also believes that if any liability were to result, it would not have a material effect on the Company's consolidated liquidity, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to Cascade’s risk factors previously disclosed in Part I – Item 1A Risk Factors of Cascade’s Annual Report on Form 10-K filed with the SEC on March 15, 2011 for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to the Company’s sale of unregistered equity securities during the quarter ended September 30, 2011 was previously reported in a Current Report on Form 8-K, filed with the SEC on January 31, 2011 with additional information filed with the SEC on April 26, 2011. During the quarter ended September 30, 2011, the Company did not repurchase any shares under its currently authorized repurchase plan and does not expect to repurchase shares in the foreseeable future. As of September 30, 2011, the Company was authorized to repurchase up to an additional 94,042 shares under this repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP (Registrant)

Date	November 14, 2011	By	/s/ Patricia L. Moss
Patricia L. Moss, President & CEO
(Principal Executive Officer)

Date	November 14, 2011	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer
(Principal Financial and Chief Accounting Officer)