Form 10-K
period 2011-12-31
CASCADE BANCORP
filed 2012-03-27
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 000-23322

CASCADE BANCORP

(Exact name of registrant as specified in its charter)

Oregon	93-1034484
(State of Incorporation)	(I.R.S. Employer Identification No.)

1100 N.W. Wall Street, Bend, Oregon	97701
(Address of principal executive offices)	(Zip Code)

(541) 385-6205

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $64,483,208 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

There were 47,280,012 shares of no par value Common Stock outstanding as of March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Shareholders to be held on May 8, 2012 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CASCADE BANCORP

FORM 10-K
ANNUAL REPORT

i

PART I

ITEM 1.	BUSINESS.

The disclosures in this Item are qualified by the Risk Factors set forth in Item 1A and the Section entitled “Cautionary Information Concerning Forward-Looking Statements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and any other cautionary statements contained herein or incorporated herein by reference.

Cascade Bancorp and Subsidiaries

Cascade Bancorp (“Bancorp”) is a publicly traded bank holding company that was formed in 1990 and is headquartered in Bend, Oregon. Bancorp’s common stock trades on the NASDAQ Capital Market under the symbol “CACB.” Bancorp and its wholly-owned subsidiary, Bank of the Cascades (the “Bank,” and together with Bancorp, “Cascade” or the “Company”), operate in Oregon and Idaho markets. Founded in 1977, the Bank offers full-service community banking through 32 branches in Central Oregon, Southern Oregon, Northwest Oregon (including the Portland/Salem area), and Boise/Treasure Valley, Idaho. At December 31, 2011, the Company had total consolidated assets of approximately $1.3 billion, net loans of approximately $0.9billion and deposits of approximately $1.1 billion. Bancorp has no significant assets or operations other than the Bank.

Bank of the Cascades

The Bank is an Oregon state chartered bank, which opened for business in 1977 and now operates 32 branches serving communities in Central, Southern, and Northwest Oregon, as well as in the greater Boise/Treasure Valley, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. Lending activities serve small to medium-sized businesses, municipalities and public organizations, professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, commercial and industrial loans, as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates residential mortgage loans that are typically sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides trust-related services to its clientele.

The principal office of the Bank is at 1100 NW Wall Street, Bend, Oregon 97701. The Bank’s phone number is (541) 385-6205.

Cascade Bancorp Trust I and Cascade Bancorp Statutory Trusts II, III and IV

The Company established four subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities. In January 2011, the trust preferred securities, junior subordinated debentures and all related accrued interest were retired in connection with the completion of the Company’s Capital Raise (discussed below). In connection with such retirement, the related trusts were also terminated.

Capital Raise Completed

In January 2011, the Company announced the successful completion of a $177.0 million capital raise (the “Capital Raise”). New capital investment proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. In addition, approximately $15.0 million of the Capital Raise proceeds were used to retire $68.6 million of the Company’s junior subordinated debentures and related accrued interest of $3.9 million, resulting in an approximately $54.9 million pre-tax gain recorded in the first quarter of 2011. Prior to the Capital Raise, on November 22, 2010, Bancorp effected a one-for-ten reverse stock split. The results of these transactions are reflected in the audited consolidated financial statements that are included in Part II, Item 8 of this report.

Sale of Loans

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2.0 million of other real estate owned (“OREO”) (the “Bulk Sale”). In connection with the Bulk Sale, the Bank received approximately $58.0 million in cash from the buyer, incurred approximately $3.0 million in related closing costs, and recorded loan charge-offs totaling approximately $54.0 million.

Business Strategies

In order to achieve stable and increasingly profitable banking operations in a challenging economic environment, the Company’s ongoing business strategies include: (1) proactively monitor and reduce the level of non-performing and adversely risk rated loans to mitigate credit risk; (2) stabilize and generate prudent loan portfolio growth given economic conditions; (3) stabilize and grow relationship deposits while reducing wholesale funding sources; (4) actively manage operating efficiency; (5) consistently deliver high levels of customer service and apply state-of-the-art technology for the convenience of customers; and (6) retain high performing employees. The Bank has experienced several years of negative loan growth due to the severe economic contraction. The Bank is in the process of striving to grow its loan portfolio by refocusing its lenders toward new loan origination opportunities, rebuilding its residential mortgage production capacity, and by expanding customer awareness of its desire to revitalize consumer and small business lending in the communities it serves. Because of the uncertainties of the current economic climate and competitive factors, there can be no assurance that the execution of these priorities will be successful. Cascade’s mission statement is to “deliver the best in community banking for the financial well-being of customers and shareholders.”

Business Overview

The United States economy is still working on stabilizing after several years of severe recession. However, business activity across a wide range of industries and regions is reduced, and many companies continue to struggle in the aftermath of the economic downturn. The Company’s primary markets of Idaho and Oregon have experienced significant declines in real estate values, and unemployment levels remain elevated. This economic adversity has had a direct and adverse effect on the financial condition and results of operations of the Company despite recent signs of stabilization. The Bank is also operating under joint regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”) and State of Oregon Banking authorities, and Bancorp is under a regulatory agreement with the Federal Reserve Bank of San Francisco (“FRB”) and State of Oregon Banking authorities. Information about the regulatory agreements is provided under “Supervision and Regulation” below in Item 1 of this report.

The Company’s original market is Central Oregon where in past years, according to the Environmental Systems Research Institute, Inc. and based primarily on U.S. Census data, population growth was due largely to in-migration of those seeking the quality of life offered by the region. The Company has grown with the community to a point of holding 22% deposit market share of the Central Oregon market as of June 30, 2011 (excluding broker and internet CDs). In past years, management has sought to augment its banking footprint by expanding into other Northwest markets, including Southern Oregon, Northwest Oregon, and Boise/Treasure Valley, Idaho. At December 31, 2011, loans and deposits in the Northwest and Southern Oregon markets total a combined 34% and 26%, respectively, of total Company balances. At December 31, 2011, the Company’s Idaho region branches held loans and deposits of approximately 24% and 28%, respectively, of total Company balances. This expansion furthered the diversification of the Company’s banking business into two states and multiple markets.

Employees

The Company views its employees as an integral resource in achieving its strategies and long-term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Bank had 436 full-time equivalent employees as of December 31, 2011.

Risk Management

The Company has risk management policies with respect to identification, assessment, and management of important business risks. Such risks include, but are not limited to, credit quality and loan concentration risks, liquidity risk, interest rate risk, economic and market risk, as well as operating risks such as compliance, disclosure, internal control, legal, and reputation risks. The Board of Directors and related committees review and oversee policies that specify various controls and risk tolerances.

Credit risk management objectives include loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes to identify and manage loan portfolio risk and concentrations. Funding policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding its loan and investment activities. Historically, the Company has utilized borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle (“FHLB”) and the FRB, as well as taking on wholesale and brokered deposits, to augment its liquidity.

Operating related risks are managed through implementation of and adherence to a system of internal controls. Key control processes and procedures are subject to internal and external testing in the course of internal audit and regulatory compliance activities, and the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002. The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates The Company strives to augment and enhance its risk management strategies and processes as prudent and appropriate in managing the wide range of risks inherent in its business. However, there can be no assurance that such strategies and processes will detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.

Competition

Commercial and consumer banking in Oregon and Idaho are highly competitive businesses. The Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers, and other non-bank financial service providers. In addition to price competition for deposits and loans, competition exists with respect to the scope and type of services offered, customer service levels, convenience, as well as competition in fees and service charges. Improvements in technology, communications, and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition for banking and financial services and thus may affect future profitability.

In addition to larger institutions, numerous “community” banks and credit unions operate in the Bank’s market areas. As a result of weak real estate market conditions over the past few years, a number of banks and credit unions have developed a similar focus as the Bank and these institutions have further increased competition. Additionally, a heightened focus by larger institutions on the Bank’s target market segments, such as small businesses, has led to intensified competition in all aspects of the Bank’s business.

The Bank competes for customers principally through the effectiveness and professionalism of its bankers and its commitment to customer service. In addition, it competes by offering attractive financial products and services, and by the convenient and flexible delivery of those products and services. The Company believes its community banking philosophy, technology investments, its focus on small and medium-sized business, and professional and consumer accounts, enable it to compete effectively with other financial service providers in its markets. In addition, the Company’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. To compete for larger loans, the Bank may participate loans to other financial institutions for customers whose borrowing requirements exceed the Bank’s internal lending limits.

Government Policies

The operations of the Bank are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and U.S. Department of Treasury fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.

Supervision and Regulation

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Bancorp’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution, such as the Bank, fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital requirement, risk-based capital requirements, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At December 31, 2011 the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations primarily due to the Capital Raise completed January 28, 2011. At December 31, 2010, the Bank did not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations.

In late August 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities (“DFCS”) which requires the Bank to take certain measures to improve its safety and soundness. In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order (the “Order”) against the Bank based on certain findings from an examination of the Bank concluded in February 2009 based upon financial and lending data measured as of December 31, 2008 (the “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and to assure that its reserve for loan losses is maintained at an appropriate level.

Among the corrective actions required was for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. At December 31, 2011, the Bank met this requirement, primarily due to the Capital Raise completed on January 28, 2011.

The Order further requires the Bank to ensure that the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of December 31, 2011, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital had been met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

Pursuant to the Order, the Bank must also maintain a primary liquidity ratio (net cash, net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15.00%. At December 31, 2011, the Bank’s primary liquidity ratio was 24.09%.

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

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009, and as of the completion of the Capital Raise, management believed that Bancorp was in compliance with regulatory capital-related terms of the Written Agreement. However, as of December 31, 2011, Bancorp did not meet the 10% Tier 1 leverage ratio requirement per the Written Agreement, and is therefore required to deliver an updated Capital Plan with the FRB and DFCS in this regard.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. Numerous provisions of the Dodd-Frank Act affect the Company and its business and operations. Some of the provisions are:

•	The creation of a new agency, the Consumer Financial Protection Bureau, responsible for regulating consumer financial products and services.
•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•	Change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Implementation of corporate governance revisions, including those with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.
•	Establishing a permanent $250,000 limit for federal deposit insurance and providing unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.
•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Restrictions on the amount of interchange fees charged by debit card issuers having assets over $10.0 billion, which may also affect smaller issuers of debit cards.
•	Increase in the authority of the Federal Reserve to examine non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking, not all of which has been completed, and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Other Federal and State Law

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

Certain significant laws and regulations that apply to the Company are described below. The discussion of these laws and regulations does not purport to be complete, and is qualified in its entirety by reference to the full text of the laws and regulations.

Bank Holding Company Regulation

Bancorp is a one-bank holding company within the meaning of the Bank Holding Company Act (the “BHC Act”) and, as such, is subject to regulation, supervision and examination by the Federal Reserve. Bancorp is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as the Federal Reserve may require.

The BHC Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5.00% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers, as well as Community Reinvestment Act performance.

With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5.00% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

Regulations Concerning Cash Dividends

The principal source of Bancorp’s cash revenues historically has been dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. Since the Bank currently has retained earnings that are a negative $212.2 million, the Bank will not under Oregon law be able to pay any dividends until it has had sufficient positive earnings to return its negative retained earnings to a positive number or the DFCS permits the Bank to apply part of its paid-in capital to reduce the deficit in retained earnings.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Because of the elevated credit risk and associated losses incurred in 2008 and 2009, Bancorp suspended payment of cash dividends beginning in the fourth quarter of 2008. Meanwhile, regulators have required Bancorp to seek permission prior to payment of dividends on common stock. In addition, under the Order, the Bank is required to seek permission prior to payment of cash dividends from the Bank to Bancorp.

Federal and State Bank Regulation

The Bank is a FDIC-insured bank which is not a member of the Federal Reserve, and is subject to the supervision and regulation of the DFCS and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a bank holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the bank holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. The current CRA rating of the Bank is “satisfactory.”

The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit: (1) must be made on substantially the same terms, including with respect to collateral, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a regulatory order, and other regulatory sanctions.

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

The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The risk-based guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets; and
•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

Bancorp, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.00% and 8.00%, respectively, of its total risk-weighted assets. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.00% and 10.00%, respectively, on a risk-adjusted basis.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.00% for bank holding companies and banks that have the highest supervisory rating. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.00%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%. The FDIC has advised the Bank that a minimum leverage ratio of 10.00% was required to be maintained within 150 days of the Order in order for the Bank to be considered “well-capitalized” for regulatory purposes. As of December 31, 2011, this requirement related to increasing the Bank’s Tier 1 leverage ratio has been met.

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

Under the regulations adopted by the federal regulatory authorities, a bank will be: (1) “well-capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, and a leverage ratio of 5.00% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (2) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater, and a leverage ratio of 4.00% or greater and is not “well-capitalized”; (3) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 4.00% or a leverage ratio of less than 4.00%; (4) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a leverage ratio of less than 3.00%; and (5) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (1) an amount equal to 5.00% of the depository institution’s total assets at the time it became undercapitalized and (2) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions that would be applicable if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

At December 31, 2011, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 9.42%, 13.04%, and 14.34%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.81%, 14.86%, and 16.15%, respectively, which met regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, per the Written Agreement, Bancorp did not meet the 10% Tier 1 leverage ratio requirement and is therefore required to deliver an updated Capital Plan to the FRB and DFCS in this regard.

In December 2010, the Basel Committee on Banking Supervision (the “BCBS”) finalized new capital standards. The BCBS is a committee of banking supervisory authorities of various countries, including the United States. The standards adopted by the BCBS in December 2010 are commonly referred to as “Basel III” and will be phased in over a number of years. Basel III, among other things, imposes more restrictive eligibility requirements for Tier 1 and Tier 2 capital and establishes a minimum Tier 1 common equity (generally common stock, stock surplus and retained earnings) to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0% and a minimum total capital (Tier 1 and Tier 2) to risk-weighted assets ratio of 8.0%. In addition, Basel III imposes constraints on dividends and other distributions if the Tier 1 common equity to risk-weighted assets ratio is less than 7.0%, the Tier 1 capital to risk-weighted assets ratio is less than 8.5% or the total capital to risk-weighted assets ratio is less than 10.5%. Basel III also imposes a Tier 1 leverage ratio of 3.0% based on a measure of total exposure rather than total assets, permits regulators to impose an additional 2.5% common equity buffer during periods of excessive credit growth, caps the level of mortgage servicing rights that can be included in capital and introduces new liquidity standards. It is expected that the United States banking regulators will issue proposed rules outlining how Basel III-based requirements will be implemented for depository institutions and their holding companies. If adopted, these rules could result in more stringent capital and liquidity requirements for Bancorp and the Bank.

For more information regarding the capital ratios and leverage ratios of Bancorp and the Bank see “Liquidity and Sources of Fund” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report and Note 20 — Regulatory Matters in the Notes to Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and Supplementary Data, of this report.

Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor. This change makes permanent temporary coverage increases that had been in effect since October 2008. The Dodd-Frank Act also provides unlimited deposit insurance for non-interest bearing transaction accounts through December 31, 2012, extending a similar but not identical program that had been available since 2008. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017, through 2017. The annual FICO assessment rate for the first quarter of 2012 is 0.66 basis points.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011, and 2012. Because of its weak financial condition at the time, the Bank received an exemption from the requirement to prepay these assessments and continues to pay them quarterly.

The Dodd-Frank Act requires the FDIC to make numerous changes to the DIF and the manner in which assessments are calculated. The minimum ratio of assets in the DIF to the total of estimated insured deposits was increased from 1.15% to 1.35%, and the FDIC is given until September 30, 2020 to meet the reserve ratio. In December 2010, the FDIC adopted a final rule setting the reserve ratio of the DIF at 2.0%. In February 2011, the FDIC adopted a final rule covering assessments on insured institutions. As required by the Dodd-Frank Act, the February 2011 rule provides that assessments will be based on an insured institution’s average consolidated assets less tangible equity capital, instead of being based on deposits.

For the purpose of determining an institution’s assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10.0 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution’s capital levels and its supervisory evaluation. These institutions will generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt assessment rates without additional rule-making provided that (1) no quarterly adjustment is in excess of 2 basis points and (2) the cumulative adjustment cannot exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.

Incentive Compensation

In June 2010, the Federal Reserve, Office of Comptroller of the Currency, and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In addition, Section 956 of the Dodd-Frank Act requires certain regulators (including the FDIC, Securities and Exchange Commission (“SEC”) and Federal Reserve) to adopt requirements or guidelines prohibiting excessive compensation or compensation that could lead to material loss as well as rules relating to disclosure of compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would (1) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation, (2) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss, (3) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions and (4) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator.

The Company is further restricted in its ability to make certain “golden parachute” and “indemnification” payments under Part 359 of the FDIC regulations, and the FDIC also regulates payments to executives under Part 364 of its regulations relating to excessive executive compensation. Lastly, the ability to hire new executive officers without prior notice to the regulators is restricted, and in connection with such notice, the regulators may review the compensation proposals for any such officers.

The Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as the Company. The Dodd-Frank Act added a new Section 14A(a) to the Securities Exchange Act of 1934 (“Exchange Act”) that requires companies to include a separate non-binding resolution subject to shareholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, a new Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking shareholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of a company’s assets to include a separate non-binding shareholder resolution approving certain “golden parachute” payments made in connection with the transaction. A new Section 10D to the Exchange Act requires the SEC to direct the national securities exchanges to require companies to implement a policy to “claw back” certain executive payments that were made based on improper financial statements.

Other Legislative and Regulatory Initiatives

In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to Bancorp or the Bank could have a material effect on the business of the Company.

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

Restrictions on Transactions with Affiliates

The Bank and any subsidiaries it may have are subject to certain restrictions under federal law on extensions of credit by, and certain other transactions with, Bancorp and any non-banking affiliates it may have. In addition, federal law places restrictions on loans from the Bank to executive officers, directors and principal shareholders of the Bank and its affiliates.

Reserve Requirements

The Bank is subject to Federal Reserve regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW accounts and checking accounts). The regulations generally require that for 2012 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $11.5 million up to $71.0 million. Net transaction accounts up to $11.5 million are exempt from reserve requirements. The amount of aggregate transaction accounts in excess of $71.0 million is subject to a reserve ratio of 10.0%. The amounts of transaction accounts subject to the various reserve ratios are generally adjusted by the Federal Reserve annually.

Regulations and historical practice of the Federal Reserve have required bank holding companies to serve as a “source of strength” for their subsidiary banks. The Dodd-Frank Act codifies this requirement and extends it to all companies that control an insured depository institution. Accordingly, Bancorp is now required to act as a source of strength for the Bank. The appropriate federal banking regulators are required by the Dodd-Frank Act to issue final rules to carry out this requirement

Risk Retention

The Dodd-Frank Act requires that, subject to certain exemptions, securitizers of mortgage and other asset-backed securities retain not less than five percent of the credit risk of the mortgages or other assets. In April 2011, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, published proposed regulations implementing this requirement. Generally, the proposed regulations provide various ways in which the retention of risk requirement can be satisfied and also describe exemptions from the retention requirements for various types of assets, including mortgages. Final regulations have not been adopted.

Consumer Protection Laws and Regulations

The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While this list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the SAFE Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help insure its compliance with these requirements.

The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection as a new independent bureau within the Federal Reserve system that will be responsible for regulating consumer financial products and services under federal consumer financial laws. The Bureau of Consumer Financial Protection will have broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of $10 billion or more.

The Dodd-Frank Act also contains a variety of provisions intended to reform consumer mortgage practices. The provisions include (1) a requirement that lenders make a reasonable determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.

The Dodd-Frank Act contains provisions further regulating payment card transactions. The Dodd-Frank Act requires the Federal Reserve to adopt regulations limiting any interchange fee for a debit transaction to an amount which is “reasonable and proportional” to the costs incurred by the issuer. The Federal Reserve has adopted final regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions. There is an exemption from the rules for issuers with assets of less than $10 billion and the Federal Reserve has stated that it will monitor and report to Congress on the effectiveness of the exemption. Nevertheless, it is unclear whether such smaller issuers (which include the Bank) will, as a practical matter, be able to avoid the impact of the regulations.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks, with certain restrictions, to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Available Information

Bancorp’s filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at www.botc.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, Bancorp does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Bancorp, that file electronically with the SEC.

ITEM 1A.	RISK FACTORS.

There are a number of risks and uncertainties, many of which are beyond the Company’s control, which could have a material adverse impact on the Company’s financial condition or results of operations. The Company describes below the most significant of these risks and uncertainties. These should not be viewed as an all-inclusive list or in any particular order. Additional risks that are not currently considered material may also have an adverse effect on the Company. This report is qualified in its entirety by these risk factors.

Before making an investment decision investors should carefully consider the specific risks detailed in Item 1A; other risks facing the Company identified in this report, including, risks, uncertainties and assumptions identified in this report that are difficult to predict and that could materially affect the Company’s financial condition and results of operations; the information in Part I, Item 1, Business, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Company’s cautionary statements as to “Forward-Looking Statements” contained in Part II, Item 7.

Risks Related to Our Business

Bancorp and the Bank are operating under regulatory agreements and an order which place significant limitations and obligations on Bancorp and the Bank until such time as they are lifted.

In late August 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the DFCS which requires the Bank to take certain measures to improve its safety and soundness. In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order. Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and to assure that its reserve for loan losses is maintained at an appropriate level.

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS, which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval a plan to maintain sufficient capital at Bancorp and the Bank. As of December 31, 2011, Bancorp did not meet the 10% Tier 1 leverage ratio requirement per the Written Agreement, and is therefore required to deliver an updated Capital Plan to the FRB and DFCS in this regard. The Order and Written Agreement, and corrective actions taken in response to them, are described in greater detail under the heading “Supervision and Regulation” in Part I, Item 1, Business, above, and elsewhere in this report.

The Order and Written Agreement remain in place until lifted by the FDIC and DFCS, and FRB and DFCS, respectively. Under the Order and Written Agreement described above, the Company is restricted or prohibited as to certain corporate or banking activities and/or such activities may require the permission of our regulator including, but not limited to, merger or acquisition activities, certain forms of debt or equity issuance, and executive management changes.

The Company is required to maintain capital to meet regulatory requirements, and if the Company fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, the financial condition, liquidity, and results of operations, as well as the Company’s ability to maintain regulatory compliance, would be adversely affected.

Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perfections regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly we cannot assure you that we will be able to raise additional capital if need or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.

Bancorp relies on dividends from the Bank, and the Bank is currently prohibited from paying dividends to Bancorp.

Because of the elevated credit risk and associated losses incurred in 2009, 2010 and 2011, regulators have required Bancorp to obtain permission prior to payment of dividends on its common stock. In addition, pursuant to the Order, the Bank is required to obtain permission prior to payment of cash dividends on its common stock. Oregon laws prohibit the Bank from paying dividends to Bancorp unless the Bank has positive retained earnings. Although the relevant statute allows the State of Oregon to permit an adjustment of the retained earnings balance, the Bank must become profitable and have positive retained earning prospectively to qualify for such adjustment. Accordingly, we do not expect the Bank to pay any dividends to Bancorp for the foreseeable future and Bancorp does not expect to pay dividends to shareholders for the foreseeable future. Cascade Bancorp is a separate legal entity from the Bank and substantially all of its revenues are derived from Bank dividends. If the Bank is unable to pay dividends to Bancorp in the future, Bancorp may not be able to pay dividends on its stock or pay its creditors, which could have a material adverse effect on the Company’s financial condition and results of operations. Restrictions on the payment of dividends are described in greater detail under the heading “Regulations Concerning Cash Dividends” in Part I, Item 1, Business, above, which includes a discussion of the Bank’s negative retained earnings, and elsewhere in this report.

The Company may continue to be adversely affected by current economic and market conditions.

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern, and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. Since mid-2007, the country has experienced a significant economic downturn. Business activity across a wide range of industries and regions has been negatively impacted and local governments and many businesses are being challenged due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly in Idaho and Oregon, and may remain elevated for some time.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans, and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates. The current downturn in the economy and declining real estate values has had a direct and adverse effect on the financial condition and results of operations of the Company. The impact on the Company has been an elevated level of impaired loans, and an associated increase in loan loss provision and charge-offs for the Company, leading to net losses for 2009, 2010, and 2011. During 2011 the Company sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2.0 million of OREO, in the Bulk Sale, the result of which decreased impaired loans. However, no assurance can be given that adverse economic or real estate trends will not continue, which could cause an increase in the amount of non-performing and substandard loans in the loan portfolio.

The Company has a significant concentration in real estate lending. The sustained downturn in real estate within the Company’s markets has had and is expected to continue to have a negative impact on the Company.

Approximately 79% of the Bank’s loan portfolio at December 31, 2011 consisted of loans secured by real estate located in Oregon and Idaho. Declining real estate values and reduced availability of mortgage financing have negatively impacted cash flows and real estate sales, which has adversely affected customers’ ability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.

The Company has a material amount of adversely risk rated and non-performing assets. If borrowers fail to perform according to loan terms and if the Company takes possession of real estate properties it could experience higher non-performing asset levels in the future. Additionally, if real estate values continue to decline, the value of real estate collateral securing the Company’s loans could be significantly reduced, adversely affecting the Company’s financial condition and results of operations.

In addition, the Bank’s loans in other real estate portfolios including commercial construction and commercial real estate have experienced and may continue to experience reduced cash flow and reduced collateral value. The Bank has a significant concentration in loans secured by commercial real estate.

Nationally, delinquencies in these types of portfolios are relatively high. While the Company’s portfolios of these types of loans have not been as adversely impacted as residential-related loans, there can be no assurance that the credit quality in these portfolios will not decrease significantly. If they do, it may result in losses that exceed the estimates that are currently included in the reserve for credit losses, which could adversely affect the Company’s financial condition and results of operations.

The Company may be required to make further increases to its reserve for credit losses and to charge off additional loans in the future, which could adversely affect the Company’s results of operations.

The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the reserve for loan losses. Increases in non-performing loans have a significant impact on the Company’s reserve for loan losses. Generally, the Company’s non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economies of the markets the Company serves.

If real estate markets or the economy in general deteriorate further or do not sufficiently recover for an extended period of time, the Company expects it that it may continue to experience increased delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Company to increase its reserve for credit losses in the future, which could have a negative effect on the Company’s financial condition and results of operations.

The Company’s reserve for credit losses may not be adequate to cover future loan losses, which could adversely affect its earnings.

The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. While the Company strives to monitor credit quality and to identify adversely risk rated loans on a consistent and timely basis, including those that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as problem or non-performing loans. Estimation of the reserve requires us to make various assumptions and judgments about the collectability of loans in the Company’s loan portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of the Bank’s borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet its financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the reserve is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company cannot be certain that it will be able to identify deteriorating loans before they become non-performing assets, or that it will be able to limit losses on those loans that have been identified. As a result, future increases to the reserve for credit losses may be necessary. Additionally, future increases to the reserve for credit losses may be required based on changes in the composition of the loans comprising the loan portfolio, deteriorating values in underlying collateral (most of which consists of real estate in the markets served) and changes in the financial condition of borrowers, such as those that may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the reserve for credit loss. Additionally, banking regulators periodically review the Company’s reserve for credit losses. Regulators may require the Company to increase its reserve for credit losses in the future, which could have a negative effect on the Company’s financial condition and results of operations.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The reserve for loan losses at December 31, 2011 was significantly affected by the revisions and enhancements to the Company’s methodology for calculating its allowance for loan losses (“ALLL”), as well as by the inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans as it relates to its historical loss factors. The significant revisions to the 2011 methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. The Company’s primary funding source is commercial and retail deposits customers. In addition the Bank has historically had access to advances from the FHLB, FRB discount window and other wholesale sources such as Internet sourced deposits to fund operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future depending on adverse results of operations, financial condition, capital ratings or regulatory restrictions. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. The Company has established a significant liquidity reserve as of December 31, 2011; however, the ability to borrow or attract and retain deposits in the future could be adversely affected by the Company’s financial condition or regulatory restrictions, or impaired by factors that are not specific to the Company, such as FDIC insurance changes, further disruption in the financial markets or negative views and expectations about the prospects for the banking industry. Per the terms of the Order, the Bank is presently restricted from accepting additional brokered deposits, including reciprocal Certificate of Deposit Account Registry Service (“CDARS”) program. As of December 31, 2011, the Company had no outstanding brokered deposits and de minimus CDARS.

The Bank’s primary counterparty for borrowing purposes is the FHLB, and liquid assets are mainly held at correspondent banks or the FRB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of securities or loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Company’s access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of fed funds. In 2011, the amount of collateral the Bank was required to pledge against Oregon public deposits was reduced to 50% of the uninsured portion of these Oregon public deposits, but the percentage of collateral required to be pledged could be increased in the future. The Bank is a public depository and, accordingly, accepts deposit funds that belong to, or are held for the benefit of, the State of Oregon, political subdivisions thereof, municipal corporations and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a depository of public funds in excess of collateral pledged, an assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The maximum liability is dependent upon potential changes in regulations, the occurrence of Oregon bank failures and the level of public fund deposits held by the failing bank, and cannot be presently determined. Liquidity also may be affected by the Bank’s routine commitments to extend credit. These circumstances have the effect of reducing secured borrowing capacity.

There can be no assurance that sources of funds will remain adequate for liquidity needs, and the Bank may be compelled to seek additional sources of financing in the future. There can be no assurance that additional borrowings, if sought, would be available or, if available, would be on favorable terms. If additional financing sources are unavailable or not available on reasonable terms to provide necessary liquidity, the Company’s financial condition, results of operations and future prospects could be materially and adversely affected.

Real estate values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on OREO.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as OREO property. In its normal lending process the Bank may take title to real estate serving as collateral for loans. In the event of obligor default, the Bank may have the right to foreclose on such collateral. At December 31, 2011, Bank had OREO with a carrying value of approximately $21.3 million relating to loans originated in the raw land, land development, residential and commercial real estate, and other portfolios. Generally, higher levels of OREO lead to greater expenses as the Bank incurs costs to manage and dispose of the properties, including personnel costs, insurance, taxes, completion costs, repair costs, and other costs associated with property ownership. There are also funding costs associated with OREO assets. The Bank evaluates OREO property values periodically and establishes valuations reserves, as appropriate, to adjust the carrying value of the properties to the lesser of book or appraised value, net of selling costs and any additional liquidation reserves to expedite the sale of such properties. Decreases in market prices may lead to additional OREO valuation reserves, with a corresponding expense in the Company’s consolidated statement of operations. Further valuation reserves of OREO or an inability to sell OREO properties could have a material adverse effect on the Company’s results of operations and financial condition.

The banking industry and the Company operate under certain regulatory requirements which undergo frequent and often significant changes and that are expected to further impair revenues, operating income and financial condition.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by the DFCS, the FDIC, and the Federal Reserve. The regulations affect the Company’s investment practices, lending activities, and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, limit the products the Company can offer or increase the ability of non-banks to compete, and could adversely affect the Company in significant but unpredictable ways which in turn could have a material adverse effect on the Company’s financial condition or results of operations. The Company’s compliance with these laws and regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. Failure to comply with these laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation which could have an adverse effect on the Company’s business and financial results.

The Bank’s deposit insurance premium could be higher in the future, which could have a material adverse effect on its future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the DIF at a certain level; if an FDIC-insured financial institution fails, payments of deposits up to insured limits are made from the Deposit Insurance Fund. Current economic conditions have increased bank failures. An increase in the risk category of the Bank, adjustments to the base assessment rates, and/or a significant special assessment could have a material adverse effect on the Company’s earnings.

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

Management has concluded a material weakness in internal control over financial reporting exists with respect to the Company’s estimate of the reserve for loan losses. During 2011, management significantly refined and enhanced its model for calculating the reserve for loan losses and concluded that as of

December 31, 2011, a sufficient period had not yet elapsed to provide the required remediation evidence that revised controls were operating effectively. Management previously disclosed a material weakness in internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2010 with respect to the Company’s estimate of the reserve for loan losses. At that time, management had refined and enhanced its model and concluded that a sufficient period of time subsequent to December 31, 2010 had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively. As of December 31, 2011 the enhanced methodology did not change the Company’s conclusion that the total reserve for loan losses was sufficient to cover losses inherent in the loan portfolio. There can be no assurance that the Company’s internal controls and procedures will not fail or be circumvented in the future.

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

The financial services business is intensely competitive and the Company’s success will depend on its ability to compete effectively.

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

The Company’s information systems may experience an interruption or breach in security.

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

The Company continually encounters technological changes, and may have fewer resources than many of its competitors to continue to invest in technological improvements.

Frequent introductions of new technology-driven products and services in the financial services industry result in the need for rapid technological change. In addition, the effective use of technology may result in improved customer service and reduced costs. The Company’s future success depends, to a certain extent, on its ability to identify the needs of customers and address those needs by using technology to provide the desired products and services and to create additional efficiencies in its operations. Certain competitors may have substantially greater resources to invest in technological improvements. The Company may not be able to successfully implement new technology-driven products and services or to effectively market these products and services to our customers. Failure to implement the necessary technological changes could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company may not be able to attract or retain key banking employees.

The Company expects future success to be driven in large part by the relationships maintained with its clients by its executives and senior lending officers. The Company has entered into employment agreements with several members of senior management. The existence of such agreements, however, does not necessarily ensure that the Company will be able to continue to retain their services. At this date the Company has a vacancy and is actively recruiting for the position of Chief Credit Officer, an important executive role. The vacancy in the Chief Credit Officer position or unexpected loss of key employees could have a material adverse effect on the Company’s business and possibly result in reduced revenues and earnings.

The Company’s future successes and profitability are substantially dependent upon the management and banking abilities of its senior executives, including the new CEO hired effective January 2012.

The Company strives to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense which will limit the Company’s ability to hire new professionals. Banking-related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.

The value of certain securities in the Company’s investment securities portfolio may be negatively affected by disruptions in the market for these securities.

The Company’s investment portfolio securities are mainly mortgage-backed securities guaranteed by government sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and FHLB, or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause certain investment securities held within our investment portfolio to become less liquid. This coupled with the uncertainty surrounding the credit risk associated with the underlying collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may affect the value of securities through reduced valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s results of operations, equity, and capital ratios.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Company becomes subject to significant environmental liabilities, its business, financial condition, and results of operations could be adversely affected.

The Company’s profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe it money or other assets.

The Company is exposed to the risk that third parties that owe it money or other assets will not perform their obligations. These parties may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. The Company’s rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations the Company holds could result in losses and/or adversely affect the Company’s ability to use those securities or obligations for liquidity purposes. The Company relies on representations of potential borrowers and/or guarantors as to the accuracy and completeness of certain financial information. The Company’s financial condition and results of operations could be negatively impacted if the financial statements or other information that the Company relies upon is materially misleading.

Increased and/or special FDIC assessments will hurt the Company’s earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased the Company’s deposit insurance costs and negatively impacted earnings. Additional increases in the base assessment rate or additional special assessments would negatively impact earnings.

Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on the Company’s business.

The United States Congress, the Treasury Department and the FDIC have taken several steps to support the financial services industry, including certain well-publicized programs, such as the Troubled Asset Relief Program as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the President signed on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Few provisions of the Dodd-Frank Act are effective immediately, with various provisions becoming effective in stages. Many of the provisions require issuance of regulations by the banking regulators and not all of these have been finalized. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, for example, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels not less than the levels required for insured depository institutions. The Company cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase costs, limit product offerings and operating flexibility, require significant adjustments in internal business processes, and possibly require the Company to maintain regulatory capital at levels above historical practices.

Realization of deferred tax assets is dependent upon the Company generating future taxable income, and tax limitations applicable to the 2011 Capital Raise could result in permanent impairment of a portion of the Company’s deferred tax assets and/or limit deductibility of certain losses in the future.

Currently, the Company maintains a 100% valuation allowance against its deferred tax assets at December 31, 2011 and 2010. Realization of deferred tax assets is dependent upon the Company’s ability to generate future taxable income. In addition, application of complex tax regulations resulting from the Capital Raise of January 2011 may otherwise limit tax deductions in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters are located in downtown Bend, Oregon and the building is owned by the Bank and is situated on leased land. The Company also owns or leases other facilities within its primary market areas in the regions of Central Oregon, Southern Oregon, Northwest Oregon, and Boise/Treasure Valley, Idaho. The Company considers its properties to be suitable and adequate for its present needs.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On August 18, 2010, the Bank was sued in an asserted class action lawsuit, Russell Firkins & Rena Firkins v. Bank of the Cascades, Case No. 1:10-cv-414-BLW in the United States District Court for the District of Idaho. The lawsuit alleged that, in 2004, the Bank’s predecessor (Farmers and Merchants Bank), acting as trustee under three similar trust indentures, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23.5 million. Recovery was sought on claims of breach of the indentures, breach of fiduciary duty, and conversion. On November 22, 2010, the lawsuit was dismissed without prejudice for a lack of subject matter jurisdiction in federal court. Following dismissal of the federal action, the parties reached a stipulated agreement settling all claims, and such amount is included in other expenses in the Company’s December 31, 2011 consolidated statement of operations. Based upon the stipulated settlement, a state court complaint was filed in Ada County, Idaho, the class was certified, the court preliminarily approved settlement on behalf of the class, notice to the class of the settlement was effectuated, no class member opted out or objected, the settlement was approved, and judgment was entered on January 17, 2012 dismissing the class action with prejudice. Pursuant to the settlement agreement and judgment, the settlement funds were disbursed to class counsel on January 23, 2012.

On November 10, 2010 the DBSI Funding Corporations' bankruptcy trustee filed an adversary proceeding against the Bank, in re: DBSI INC., et al, James R. Zazzali, as Trustee v. Bank of the Cascades, Adversary Proceeding No. 10-55325 (PJW) in the U.S. Bankruptcy Court, District of Delaware. The trustee claims that the Bank violated the automatic stay by taking control of approximately $250,000 in the DBSI Funding Corporations' accounts shortly after the DBSI bankruptcy filing, and, as a result, the Bank owes sanctions and damages. The parties reached a stipulated agreement settling all claims and a Stipulation of Dismissal was filed by the Trustee on January 6, 2012 dismissing the proceeding with prejudice. The amount of the settlement does not have a material effect on the Company’s consolidated liquidity, financial condition, or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Cascade Bancorp common stock trades on the NASDAQ Capital Market under the symbol “CACB.” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock on the NASDAQ Capital Market and the cash dividends declared on the common stock. The sales price and cash dividends shown below are retroactively adjusted for stock dividends and splits and are based on actual trade statistical information provided by the NASDAQ Capital Market for the periods indicated. In particular, the table below retroactively reflects a one-for-ten reverse stock split that was effective November 22, 2010. Prices do not include retail mark-ups, mark-downs or commissions.

Quarter Ended	High	Low	Dividend per share
2011
December 31	$6.01	$3.80	N/A
September 30	$10.80	$5.83	N/A
June 30	$12.36	$6.75	N/A
March 31	$9.99	$6.24	N/A
2010
December 31	$9.50	$4.40	N/A
September 30	$6.20	$3.80	N/A
June 30	$13.90	$4.80	N/A
March 31	$9.35	$4.90	N/A

Holders

As of December 31, 2011 Cascade Bancorp had 47,236,725 shares of common stock outstanding, held of record by approximately 429 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 21, 2012 was $5.86 per share.

Dividend Policy

The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Pursuant to the Order, the Bank cannot pay dividends on its common stock without the permission of its regulators. Bancorp must obtain permission prior to payment of dividends on its common stock. Accordingly, we do not expect the Bank to pay any dividends to Bancorp for the foreseeable future, and Bancorp does not expect to pay dividends to shareholders for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2011. The following consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and the Consolidated Financial Statements and related notes included in Part II, Item 8 of this report.

(In thousands, except per share data and ratios; unaudited)	Years ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (at period end)
Investment securities	$210,840	$116,816	$135,763	$109,691	$87,015
Loans, gross	897,564	1,223,713	1,547,676	1,956,184	2,041,478
Reserve for loan losses	43,905	46,668	58,586	47,166	33,875
Loans, net	853,659	1,177,045	1,489,090	1,909,018	2,007,603
Total assets	1,303,450	1,716,458	2,172,128	2,278,307	2,394,492
Total deposits	1,086,827	1,376,899	1,815,348	1,794,611	1,667,138
Non-interest bearing deposits	371,662	310,164	394,583	364,146	435,503
Total common shareholders’ equity (book)(1)	132,881	10,056	23,318	135,239	275,286
Tangible common shareholders’ equity (tangible)(2)	132,881	5,144	16,930	127,318	160,737
Income Statement Data
Interest and dividend income	$67,100	$84,980	$106,811	$137,772	$171,228
Interest expense	11,704	23,740	34,135	42,371	62,724
Net interest income	55,396	61,240	72,676	95,401	108,504
Loan loss provision(3)	75,000	24,000	134,000	99,593	19,400
Net interest income (loss) after loan loss provision	(19,604)	37,240	(61,324)	(4,192)	89,104
Noninterest income	10,967	13,373	21,626	19,991	21,225
Noninterest expenses(4)	83,199	73,749	94,716	173,671	62,594
Income (loss) before income taxes and extraordinary gain	(91,836)	(23,136)	(134,414)	(157,872)	47,735
Provision (credit) for income taxes	(11,721)	(9,481)	(19,585)	(23,306)	17,756
Net income (loss) before extraordinary gain	(80,115)	(13,655)	(114,829)	(134,566)	29,979
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes(5)	32,839	—	—	—	—
Net income (loss)	$(47,276)	$(13,655)	$(114,829)	$(134,566)	$29,979
Share Data(1)
Basic earnings (loss) per common share	$(1.08)	$(4.87)	$(41.01)	$(48.20)	$10.61
Diluted earnings (loss) per common share	$(1.08)	$(4.87)	$(41.01)	$(48.20)	$10.49
Book value per common share	$2.81	$3.52	$8.30	$48.10	$98.20
Tangible value per common share	$2.81	$1.80	$6.00	$45.30	$57.30
Cash dividends paid per common share	$0.00	$0.00	$0.00	$2.20	$3.70
Ratio of dividends declared to net income	0.00%	0.00%	0.00%	-4.56%	34.86%
Basic average shares outstanding	43,628	2,805	2,800	2,794	2,824
Fully diluted average shares outstanding	43,628	2,805	2,800	2,794	2,858
Key Ratios
Return on average total shareholders’ equity (book)	-25.65%	-60.69%	-102.88%	-47.90%	10.92%
Return on average total shareholders’ equity (tangible)	-26.12%	-80.93%	-109.94%	-80.51%	18.83%
Return on average total assets	-3.04%	-0.71%	-5.01%	-5.58%	1.28%
Pre-tax pre loan loss provision return on average assets	1.03%	0.05%	-1.49%	1.94%	2.87%
Net interest spread	3.42%	3.32%	3.11%	3.90%	4.20%
Net interest margin	3.85%	3.51%	3.43%	4.44%	5.21%
Total revenue (net int inc + non int inc)	$66,363	$74,613	$94,302	$115,153	$129,644
Efficiency ratio(4)	125.37%	98.84%	100.44%	150.61%	48.22%

Notes:

(1)	Adjusted to reflect a 1:10 reverse stock split effected in November 2010.
(2)	Excludes goodwill, core deposit intangible and other identifiable intangible assets related to the acquisitions of Community Bank of Grants Pass and F&M Holding Company.
(3)	Additional loan loss provision made in 2011, partly due to the bulk sale described in more detail in Item 1 of this report
(4)	2008 noninterest expense includes $105,047 of goodwill impairment.
(5)	Extraordinary gain on extinguishment of junior subordinated debentures, net of tax, described in more detail in Item 1 of this report

(In thousands, except per share data and ratios; unaudited)	Years ended December 31,
	2011	2010	2009	2008	2007
Credit Quality Ratios
Reserve for credit losses	$45,455	$47,609	$59,290	$48,205	$37,038
Reserve to ending total loans	5.06%	3.89%	3.83%	2.46%	1.81%
Non-performing assets(4)	$30,404	$120,540	$160,970	$173,200	$55,681
Non-performing assets to total assets	2.32%	7.02%	7.41%	7.00%	2.33%
Net Charge off’s (NCOs)	$77,763	$35,918	$122,580	$86,302	$9,110
Net loan charge-offs (annualized)	7.19%	2.61%	6.81%	4.20%	0.46%
Provision for loan losses to NCOs	88%	67%	109%	115%	213%
Mortgage Activity
Mortgage Originations	$28,722	$28,083	$177,206	$121,663	$170,095
Total Servicing Portfolio (sold loans)	$0	$0	$542,905	$512,163	$493,969
Capitalized Mortgage Servicing Rights (MSR’s)	$0	$0	$3,947	$3,605	$3,756
Capital Ratios
Bancorp
Shareholders’ equity to ending assets	10.19%	0.59%	1.07%	5.94%	11.50%
Leverage ratio(4)	9.42%	0.41%	1.11%	8.19%	9.90%
Tier 1 risk-based capital(4)	13.04%	0.54%	1.48%	8.94%	10.00%
Total risk-based capital(4)	14.34%	1.07%	2.95%	10.22%	11.27%
Bank
Shareholders’ equity to ending assets	11.64%	4.75%	4.18%	8.80%	14.11%
Leverage ratio(4)	10.81%	4.31%	3.75%	8.09%	9.74%
Tier 1 risk-based capital(4)	14.86%	5.66%	4.97%	8.83%	9.82%
Total risk-based capital(4)	16.15%	6.94%	6.25%	10.09%	11.08%

Notes:

(4)	Computed in accordance with FRB and FDIC guidelines.

The following table sets forth the Company’s unaudited financial data regarding operations for each quarter of 2011 and 2010. This information, in the opinion of management, includes all normal recurring adjustments necessary to fairly state the information set forth:

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$14,914	$16,174	$17,708	$18,304
Interest expense	2,038	2,654	3,042	3,970
Net interest income	12,876	13,520	14,666	14,334
Loan loss provision	14,700	52,800	2,000	5,500
Net interest income (loss) after loan loss provision	(1,824)	(39,280)	12,666	8,834
Noninterest income	2,665	2,822	2,812	2,668
Noninterest expenses	26,629	25,418	15,509	15,643
Loss before income taxes and extraordinary net gain	(25,788)	(61,876)	(31)	(4,141)
Provision (credit) for income taxes	123	(7,456)	(2,042)	(2,346)
Net income (loss) before extraordinary net gain	(25,911)	(54,420)	2,011	(1,795)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	—	—	32,839
Net income (loss)	$(25,911)	$(54,420)	$2,011	$31,044
Basic and diluted net income (loss) per common share before extraordinary net gain	$(0.55)	$(1.16)	$0.04	$(0.06)
Basic and diluted net income per common share resulting from extraordinary net gain	—	—	—	0.99
Basic and diluted net income (loss) per common share	$(0.55)	$(1.16)	$0.04	$0.93

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$19,373	$20,629	$22,111	$22,865
Interest expense	5,146	5,739	6,101	6,754
Net interest income	14,227	14,890	16,010	16,111
Loan loss provision	5,000	3,000	2,500	13,500
Net interest income after loan loss provision	9,227	11,890	13,510	2,611
Noninterest income	3,430	2,955	3,737	3,250
Noninterest expenses	21,226	17,191	18,192	17,137
Loss before income taxes	(8,569)	(2,346)	(945)	(11,276)
Provision (credit) for income taxes	(9,963)	1,091	(609)	—
Net income (loss)	$1,394	$(3,437)	$(336)	$(11,276)
Basic and diluted net income (loss) per common share	$0.50	$(1.23)	$(0.12)	$(4.02)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 included in Item 8 of this Annual Report on Form 10-K.

Cautionary Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including among others, the risk factors described in Item 1A of this report.

These forward-looking statements speak only as of the date of this release. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Capital Raise Completed

In January 2011, the Company completed a $177.0 million capital raise (the Capital Raise). Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and $3.9 million of related accrued interest payable, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above. See Note 2 in Item 8 of this report for additional information regarding the Capital Raise.

Bulk Sale of Distressed Assets Completed

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2.0 million of OREO in the Bulk Sale. In connection with the Bulk Sale, the Bank received approximately $58.0 million in cash from the buyer, incurred approximately $3.0 million in related closing costs, and recorded loan charge-offs totaling approximately $54.0 million. See Note 2 in Item 8 of this report for additional information regarding the transaction.

Critical Accounting Policies and Accounting Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows.

Reserve for Credit Losses.  The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (reserve for loan losses and loan commitments)

involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. However, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Loan Portfolio and Credit Quality” below in this Item 7.

Other Real Estate Owned and Foreclosed Assets.  Other real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at estimated fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the reserve for loan losses. Due to the subjective nature of establishing the asset’s fair value when it is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expenses.

Deferred Income Taxes.  The provision (credit) for income taxes is based on income and expenses as reported for consolidated financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized. At December 31, 2011 and 2010, the Company had a valuation allowance against its deferred tax assets.

Income tax positions that meet a more-likely-than-not recognition threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the consolidated statements of operations.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern, and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. The Company’s financial performance is directly and consequentially affected by the ability of borrowers to pay interest on, and repay principal of, outstanding loans. The severity and duration of the economic downturn has affected and is continuing to affect business and consumer cash flows, reserves, and value of collateral securing loans. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall. Unemployment rates in these areas have increased significantly and could increase further. Business activity across a wide range of industries and regions has been impacted. Many businesses are facing serious challenges due to elevated unemployment and economic uncertainty.

Governmental and public entities are facing budget cuts and strains due to debt levels. Recently, the national and regional economies and real estate prices have shown signs of stabilization. Until economic conditions stabilize and recovery of the economy is evident, financial strains of customers may persist.

Year End 2011 Financial Highlights and Summary of the Fourth Quarter of 2011

•	For the Fourth Quarter 2011 and as of December 31, 2011:
º	Net loss: ($25.9) million or ($0.55) per share primarily arising from:
•	$14.7 million loan loss provision
•	$8.2 million OREO valuation adjustments, including establishment of a $5.0 million general allowance to expedite disposition
•	$3.4 million impairment of remaining core deposit intangibles (CDI)
•	Primary liquidity ratio remains strong at 24.09%
º	Capital ratios
•	The Bank’s Tier 1 leverage ratio is 10.81%
•	Bancorps Tier 1 leverage ratio is 9.42%
º	Credit quality
•	Reserve for loan losses at $43.9 million or 4.89% of loans
•	Fourth quarter net charge-offs were $1.5 million or 0.65% of loans (annualized)
•	Non-performing assets at 2.33% of assets at December 31, 2011 compared to 3.07% of assets at September 30, 2011 and 7.02% of assets at December 31, 2010
•	Classified loans at $149.4 million as compared to $123.3 million for Q3 2011 and $227.7 million a year ago
º	Q4 2011 loans and deposits compared to Q3 2011
•	Gross loans down $31.8 million or 3.4% with continued payoff and paydowns
•	Deposits decline $61.3 million with payoff of higher cost CDs
º	Q4 2011 net interest income compared to Q3 2011
•	Net interest income down $0.6 million or 4.8% due to loan decline
•	Net interest margin 4.04% compared to 3.70% due to payoffs of higher cost deposits and borrowings
º	Q4 2011 non-interest income and expense compared to Q3 2011
•	Non-interest income down $0.2 million or 5.6% with improved mortgage-related income offset by declines in service charge revenue
•	Non-interest expense up $1.2 million or 4.76% due to OREO valuation adjustments and CDI impairment
•	For the Year 2011:
º	Net loss: ($47.3 million) or ($1.08) per common share primarily arising from:
•	$75.0 million loan loss provision for the year primarily related to the reserve effect of the inclusion of $54.1 million in charge offs related to Bulk Sale of $110.0 million non-performing, substandard and related performing loans
•	$54.9 million pretax gain on extinguishment of Debentures, $32.8 million net of income taxes

•	$5.8 million decline in net interest income primarily due to reduced loan balances, offset by decreased high interest bearing time deposits and decreased borrowings
•	$2.4 million decrease in non-interest income due to decreased service charges as a result of recent regulation changes
•	$9.5 million increase in non-interest expense due to OREO valuation adjustments, CDI impairment, prepayment of certain borrowings, and legal and other professional fees
Fourth Quarter 2011

The Company recorded a net loss of ($25.9) million or ($0.55) per share in the fourth quarter of 2011, compared to a net loss of ($54.4) million or ($1.16) per share in the third quarter of 2011 and as compared to net income of $1.4 million or $0.50 per share for the fourth quarter a year ago.

The Company’s net loss in the fourth quarter of 2011 resulted primarily from an approximately $14.7 million provision for loan losses, $8.2 million in valuation adjustments on OREO, which includes a $5.0 million general allowance to expedite disposition of OREO, $3.4 million impairment of its remaining CDI, and $0.9 million incurred in costs attendant to the Company’s CEO transition and unrelated settlement of Company litigation. The loan loss provision for the quarter related primarily to the reserve effect of the inclusion of Bulk Sale related charge offs on historical loss factors, risk rating changes within the loan portfolio, and changes in the level of expected losses on impaired loans. These factors resulted in an increased level of reserve for loan losses in the fourth quarter of 2011 to $43.9 million or 4.89% of gross loans as compared to $30.7 million or 3.30% as of September 30, 2011 and compared to $46.7 million or 3.81% at December 31, 2010.

At December 31, 2011, the Bank meets the regulatory requirements to be designated as “well-capitalized” as indicated by a 10.81% Tier 1 leverage ratio. The Bank’s credit quality metrics include lower net charge-offs for the quarter at $1.5 million or 0.65% of loans (annualized). As of December 31, 2011, non-performing assets were 2.33% of total assets, compared to 3.07% as of September 30, 2011 and 7.02% as of December 31, 2010. Troubled Debt Restructured loans (TDRs) were 5.08% of gross loans at December 31, 2011 as compared to 5.98% as of September 30, 2011.

The net interest margin for the quarter was 4.04% compared to 3.70% for the third quarter of 2011 primarily resulting from payoff of higher cost borrowings and wholesale CDs and has further benefited by the decrease in average non-performing asset balances due to the Bulk Sale in the third quarter of 2011.

Full Year 2011

The Company recorded a net loss of ($47.3) million for the year ended December 31, 2011 or ($1.08) per share for 2011 compared to a net loss of ($13.7) million or ($4.87) per share for 2010. The annual loss was mainly due to a loan loss provision of $75.0 million primarily related to charge offs of approximately $54.1 million incurred in the Bulk Sale of approximately $110.0 million of certain non-performing, substandard, and related performing loans; risk rating changes within the loan portfolio; and changes in the level of expected losses on impaired loans. The 2010 loan loss provision was $24.0 million. Somewhat offsetting the 2011 loan loss provision was a gain on extinguishment of $68.6 million of the Company’s Debentures and $3.9 million of related accrued interest payable, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax) during the first quarter of 2011.

Net interest income for 2011 was down $5.8 million or 9.5% as compared to the prior year due to continued decline in earning loans. Non-interest income was down $2.4 million in 2011 as compared to the prior year primarily due to decreased service charges as a result of recent regulation and lower transaction volumes. Non-interest expense increased $9.5 million in 2011 as compared to 2010, a result of $3.3 million higher expense related to OREO valuation, disposition, and operating costs, a one-time $3.4 million charge to fully impair the Bank’s CDI, prepayment expense for certain borrowings, costs related to settlement of litigation, professional fees and other expenses related to CEO transition.

Consolidated Results of Operations — Years ended December 31, 2011, 2010, and 2009

Net Income/Loss

The Company recorded a net loss of ($47.3) million or ($1.08) per share in 2011 compared to a net loss of ($13.7) million or ($4.87) per share for 2010 and a net loss of ($114.8) million or ($41.01) per share for 2009. The primary factors contributing to the 2011 loss include loan loss provision of $75.0 million primarily related to charge offs incurred in the Bulk Sale of approximately $110.0 million of certain non-performing, substandard, and related performing loans; risk rating changes within the loan portfolio; and changes in the level of expected losses on impaired loans. The loss in 2010 primarily resulted from a decrease in net interest income of $11.4 million from 2009 and a $24.0 million loan loss provision. The loss in 2009 primarily resulted from a decrease in net interest income of $22.7 million, a $134.0 million loan loss provision, establishment of a full valuation allowance of $35.5 million against the Company’s deferred tax assets, and OREO expenses of $23.1 million.

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

Total interest income decreased approximately ($17.9) million or (21.0%) for 2011, and decreased approximately ($21.8) million or (20.4%) for 2010 due mainly to lower average earning loans, interest reversals on loans being placed on non-accrual, and interest foregone on non-performing loans. Total interest expense declined by approximately ($12.0) million or (50.7%) in 2011 mainly due to reduced volumes of interest bearing deposits, including higher cost internet CDs and decreased borrowings due to the early repayment of certain FHLB advances and extinguishment of the Debentures. Interest expense declined ($10.4) million or (30.5%) in 2010 as compared to 2009 mainly due to reduced volumes of interest bearing deposits.

Accordingly, 2011 net interest income decreased to $55.4 million, a ($5.8) million or (9.5%) decrease from 2010. Net interest income decreased ($11.4) million or (15.7%) in 2010 over 2009. Yields earned on assets decreased to 4.66% for 2011 as compared to 4.87% in 2010 and 5.01% in 2009. Meanwhile, the average rates paid on interest bearing liabilities for 2011 decreased to 1.24% compared to 1.55% in 2010 and 1.93% in 2009.

Net Interest Margin (NIM)

The Company’s net interest margin (“NIM”) increased to 3.85% for 2011 compared to 3.51% for 2010 and 3.41% for 2009. The increase was mainly due to lower cost of funds. The margin can also be affected by factors beyond market interest rates, including loan or deposit volume shifts and/or aggressive rate offerings by competitor institutions.

The following table presents further analysis of the components of Cascade’s NIM and sets forth for 2011, 2010, and 2009 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

(dollars in thousands)	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Taxable securities	$132,855	$4,902	3.69%	$130,010	$5,533	4.26%	$101,033	$5,089	5.04%
Non-taxable securities	1,515	59	3.89%	2,083	80	3.84%	3,643	138	3.79%
Interest bearing balances due from FRB and FHLB	211,952	533	0.25%	223,393	561	0.25%	209,451	486	0.23%
Federal funds sold	2,261	2	0.09%	3,025	5	0.17%	7,454	17	0.23%
Federal Home Loan Bank stock	10,472	—	0.00%	10,472	—	0.00%	10,472	—	0.00%
Loans(1)(2)(3)	1,080,120	61,604	5.70%	1,377,674	78,801	5.72%	1,798,723	101,081	5.62%
Total earning assets	1,439,175	67,100	4.66%	1,746,657	84,980	4.87%	2,130,776	106,811	5.01%
Reserve for loan losses	(38,768)			(56,677)			(57,268)
Cash and due from banks	32,280			79,662			37,836
Premises and equipment, net	34,610			36,362			38,805
Other assets	85,638			108,920			145,440
Total assets	$1,552,935			$1,914,924			$2,295,589
Liabilities and Stockholders’ Equity
Int. bearing demand deposits	$482,526	2,100	0.44%	$664,254	4,811	0.72%	$735,667	7,267	0.99%
Savings deposits	33,445	55	0.16%	30,680	78	0.25%	33,275	73	0.22%
Time deposits	268,592	5,559	2.07%	535,906	11,791	2.20%	688,430	17,915	2.60%
Other borrowings	156,963	3,990	2.54%	303,433	7,060	2.33%	312,301	8,880	2.84%
Total interest bearing liabilities	941,526	11,704	1.24%	1,534,273	23,740	1.55%	1,769,673	34,135	1.93%
Demand deposits	399,251			342,760			407,344
Other liabilities	27,919			15,390			8,659
Total liabilities	1,368,696			1,892,423			2,185,676
Stockholders’ equity	184,239			22,501			109,913
Total liabilities & equity	$1,552,935			$1,914,924			$2,295,589
Net interest income		$55,396			$61,240			$72,676
Net interest spread			3.42%			3.32%			3.08%
Net interest income to earning assets			3.85%			3.51%			3.41%

(1)	Average non-accrual loans included in the computation of average loans for 2011 was $48.4 million, $105.7 million for 2010 and $156.9 million in 2009. Interest income which would have been recognized on such loans had they remained current was $0.8 million, $1.3 million, and $2.4 million for 2011, 2010, and 2009, respectively.
(2)	Loan related fees recognized during the period and included in the yield calculation were $2.0 million in 2011, $2.1 million in 2010 and $3.2 million in 2009.
(3)	Includes mortgage loans held for sale.

Changes in Interest Income and Expense

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories:

	Year ended December 31,
	2011 over 2010			2010 over 2009
	Total Increase (Decrease)	Amount of Change Attributed to		Total Increase (Decrease)	Amount of Change Attributed to
(dollars in thousands)		Volume	Rate		Volume	Rate
Interest and dividend income:
Interest and fees on loans	$(17,197)	$(17,020)	$(177)	$(22,280)	$(23,548)	$1,268
Taxable securities	(631)	121	(752)	444	1,460	(1,016)
Non-taxable securities	(21)	(22)	1	(58)	(56)	(2)
Interest bearing balances due from FRB and FHLB	(28)	(29)	1	75	30	45
Federal funds sold	(3)	(1)	(2)	(12)	(10)	(2)
Total interest and dividend income	(17,880)	(16,951)	(929)	(21,831)	(22,124)	293
Interest expense:
Interest on deposits:
Interest bearing demand	(2,711)	(1,316)	(1,395)	(8,273)	(705)	(1,751)
Savings	(23)	7	(30)	(62)	(6)	11
Time	(6,232)	(5,881)	(351)	5,065	(3,969)	(2,155)
Other borrowings	(3,070)	(3,408)	338	(4,966)	(252)	(1,568)
Total interest expense	(12,036)	(10,598)	(1,438)	(8,236)	(4,932)	(5,463)
Net interest income	$(5,844)	$(6,353)	$509	$(13,595)	$(17,192)	$5,756

Loan Loss Provision

The loan loss provision was $75.0 million in 2011, $24.0 million in 2010 and $134.0 million in 2009. The increase in 2011 was most significantly due to charge offs incurred in the Bulk Sale, along with risk rating changes within the loan portfolio, and changes in the level of expected loss on impaired loans. At December 31, 2011, the reserve for loan losses was approximately $43.9 million while the reserve for unfunded commitments was $1.6 million.

The Bank maintains pooled and impaired loan reserves with additional consideration of qualitative factors and unallocated reserves in reaching its determination of the total reserve for loan losses. The level of reserves is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies and Estimates” and “Loan Portfolio and Credit Quality” elsewhere in Item 7 of this report. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan related losses.

Non-interest Income

Non-interest income decreased ($2.4) million or (18.0%) in 2011 compared to 2010 primarily due to lower service charges as a result of lower transaction volumes and effects of regulatory changes. The Dodd-Frank Act of 2010 places limitations on certain income opportunities the Bank can charge for overdraft protection fees contributing to a $1.7 million year over year decline. Partially offsetting declines were increased income from bank-owned-life insurance (“BOLI”) of $1.1 million. 2010 total non-interest income decreased ($8.3) million or 38.2% compared to 2009, in part because the earlier year period included a one-time gain of $3.2 million on the sale of our merchant services portfolio. In addition, the sluggish economy contributed to declines in service charge revenue, net mortgage revenue and card issuer and merchant service fees.

Non-interest Expenses

Non-interest expense increased $9.5 million or 12.8% in 2011 compared to 2010, a result of a $2.4 million increase in salaries and employee benefits primarily related to CEO transition costs and an increase in the estimated period over which future salary continuation and SERP costs will be paid, $3.3 million higher expenses related to OREO valuation, disposition, and operating costs, a one-time $3.4 million charge to fully impair its remaining CDI, one-time costs related to settlement of litigation, and $1.3 million in costs for prepayment of certain borrowings. Partially offsetting these increases was a $4.8 million reduction in FDIC insurance expense costs compared to 2010 due to the Company’s improved capital ratios and consequent lower insurance assessment rate. Also contributing to lower FDIC insurance expense was a change in assessment base from average quarterly deposits to average quarterly assets effective April 1, 2011, which generally benefited community banks including the Company.

2010 non-interest expense was down $21.0 million or 22.1% from 2009, primarily due to a reduction in salaries and employee benefits of $4.1 million, lower OREO expenses of $8.5 million primarily due to decreased valuation adjustments, and a decrease in professional fees of $5.1 million. Also included in 2009 non-interest expense but not in 2010 were $2.1 million in costs related to prepayment of certain borrowings in 2009.

The following table details categories of non-interest expense for the years ended December 31, 2011, 2010, and 2009, and the changes therein:

	Full year 2011	Full year 2010	2011 to 2010 change	Full year 2009	2010 to 2009 change
Salaries and employee benefits	$31,434	$29,046	$2,388	$33,149	$(4,103)
Occupancy	4,710	4,649	61	4,682	(33)
Communications	1,653	1,727	(74)	1,982	(255)
Equipment	1,583	1,778	(195)	2,153	(375)
FDIC insurance	3,271	8,084	(4,813)	6,933	1,151
OREO	17,936	14,616	3,320	23,140	(8,524)
Professional services	4,356	2,308	2,048	7,362	(5,054)
Increase (decrease) in reserve for unfunded loan commitments	609	237	372	(335)	572
CDI impariment	3,436	—	3,436	—	—
Prepayment penalties on FHLB and other borrowings	1,291	—	1,291	2,081	(2,081)
Other expenses	12,920	11,304	1,616	13,569	(2,265)
	$83,199	$73,749	$9,450	$94,716	$(20,967)

Extraordinary Gain on Extinguishment of Junior Subordinated Debentures

In conjunction with the Capital Raise in 2011, the Company used approximately $15.0 million of the proceeds to retire $68.6 million of the Company’s junior subordinated debentures and related accrued interest of $3.9 million, resulting in an approximate $54.9 million pre-tax extraordinary gain ($32.8 million after tax) recorded in the first quarter of 2011.

Income Taxes

The Company recorded an income tax provision of $10.4 million in 2011 and a tax benefit of $9.5 million in 2010. The 2011 provision includes an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures, a credit for income taxes of approximately $22.0 million related to the Company’s loss from operations excluding the extraordinary gain and a provision of $10.0 million related to increasing the valuation allowance.

As of December 31, 2011, the Company maintained a valuation allowance of $52.5 million against the deferred tax asset. This amount represented a $16.3 million increase from year-end 2010 due to changes in temporary differences between the financial statement and tax recognition of revenue and expenses, the recapture of previously realized deferred tax assets that are now deemed unrealizable, and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code.

Management determined the amount of the deferred tax valuation allowance at December 31, 2011 and December 31, 2010 by evaluating the nature and amount of historical and projected future taxable income and the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

For tax purposes, the issuance of common stock in connection with the Company’s Capital Raise in the first quarter of 2011 resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of the Company’s net operating loss carry-forwards, tax credit carry-forwards and certain built-in losses under federal income tax laws will be subject to annual limitations and potential impairment. The annual limitation placed on the Company’s ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company’s value immediately before the ownership change. The annual limitation imposed under Section 382 may limit the deduction for both the carry-forward tax attributes and the built-in losses realized within five years of the date of the ownership change. Given the limited carry-forward period assigned to these tax attributes in excess of this annual limit, a portion of these potential attributes have been permanently impaired — and the related deferred tax asset and valuation allowance have been written off in 2011 — and more may be limited or impaired in the future.

Financial Condition

Balance Sheet Overview

At December 31, 2011, total assets were $1.3 billion, a decline of 24.1% from December 31, 2010 mainly due to payoff and paydowns of loans and the September 2011 Bulk Sale of approximately $110.0 million (carrying amount) of certain non-performing, substandard and related performing loans, discussed elsewhere in this report. Total net loans declined $323.4 million to $853.7 million at December 31, 2011 compared to $1.2 billion at December 31, 2010. In addition to payoff and paydowns of loans and the Bulk Sale, a portion of the reduction in loan balances was the result of net loan charge-offs of $77.8 million in 2011, of which approximately $54.1 million was related to the Bulk Sale. The investment portfolio increased to $210.8 million at December 31, 2011 as compared to $116.8 million a year earlier as the Company deployed excess liquidity into securities.

Total deposits decreased $290.1 million or 21.1% at December 31, 2011 as compared to December 31, 2010 due mainly to a $354.8 million or 68.8% decline in time deposits. $293.3 million of this decline was related to the call and prepayment of internet listing service time deposits during 2011. Core deposits (deposits, excluding time) increased 7.5% from year ago levels.

In 2011 the Company extinguished $68.6 million of Debentures and prepaid $135.0 million of FHLB advances and $41.0 million of Temporary Liquidity Guarantee Program (“TLGP”) debt. In addition, the completion of the $177.0 million Capital Raise in the first quarter of 2011 increased cash and cash equivalents as well as total stockholders’ equity, which increased to $132.9 million at December 31, 2011, an increase of $122.8 million or 1,221.4% from 2010. Cash and cash equivalents were $128.4 million or 9.9% of total assets at December 31, 2011 compared to $271.3 million or 15.8% of total assets at December 31, 2010 as a net effect of the balance sheet changes described above.

The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits, and capital position.

Investment Securities

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2011, 2010, and 2009:

	December 31,
(dollars in thousands)	2011	2010	2009
U.S. Agency mortgage-backed securities (MBS)*	$193,877	$97,301	$116,639
Non-agency MBS	4,115	5,038	—
U.S. Government and agency securities	—	—	7,481
Obligations of state and political subdivisions	1,334	1,806	3,606
U.S. Agency asset-backed securities	11,013	12,199	7,586
Total debt securities	210,339	116,344	135,312
Mutual fund	501	472	451
Total investment securities	$210,840	$116,816	$135,763

*	U.S. Agency MBS include private label MBS of approximately $13.6 million, $14.9 million and $15.6 million, at December 31, 2011, 2010 and 2009, respectively, which are supported by FHA/VA collateral.

MBS are mainly adjustable rate mortgages (ARM) MBS. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.

The Company’s investment portfolio increased by $94.0 million, or 80.5% from December 31, 2010 to December 31, 2011 as a result of increased purchases as an effort to deploy the excess liquidity held by the Bank into earning assets. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2011:

(dollars in thousands) Type and maturity	Carrying Value	Weighted Average Yield(1)
U.S. Agency and non-agency MBS
Due after 1 but within 5 years	$18	6.64%
Due after 5 but within 10 years	11,527	3.59%
Due after 10 years	181,428	2.82%
Total U.S. Agency MBS	192,973	2.87%
U.S. Agency securities
Due after 1 but within 5 years	5.019	1.70%
Obligations of state and political subdivisions(1)
Due within 1 year	310	3.99%
Due after 1 but within 5 years	1,024	3.83%
Total State and Political Subdivis ions	1,334	3.87%
U.S. Agency asset-backed securities
Due within 1 year	358	5.81%
Due after 10 years	10,655	4.07%
Total U.S. Agency as set-backed securities	11,013	4.13%
Total debt securities	210,339	2.91%
Mutual fund	501	4.69%
Total investment securities	$210,840	2.92%

(1)	Yields on tax-exempt securities are not stated on a tax equivalent basis.

The Company’s investment portfolio estimated duration at December 31, 2011 is approximately 3.4 years while the weighted average life was approximately 8.6 years at both December 31, 2011 and 2010.

Investments are mainly classified as “available-for-sale” and consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as the Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae) and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. At December 31, 2011, the investment portfolio had gross unrealized losses on available-for-sale securities of approximately $0.4 million as compared to $0.8 million at December 31, 2010, and management does not believe that these unrealized losses are other-than-temporary.

Loan Portfolio and Credit Quality

Loan Portfolio Composition.  Net loans represented approximately 65.5% of total assets as of December 31, 2011. The Company makes substantially all of its loans to customers located within the Company’s service areas. As a result of the economic conditions and characteristics of the Company’s primary markets, Cascade’s loan portfolio is concentrated in real estate related loans, and real estate lending is expected to continue as a major concentration within the loan portfolio. The Company has no significant agricultural loans.

The following table presents the composition of the Company’s December 31 loan portfolio, at the dates indicated:

(dollars in thousands)	2011	% of gross loans	2010	% of gross loans	2009	% of gross loans	2008	% of gross loans	2007	% of gross loans
Commercial real estate:
Owner occupied	$250,213	27.8%	$315,723	25.7%	$347,274	22.4%	$342,395	17.5%	$316,604	15.5%
Non-owner occupied and other	313,311	34.8%	396,309	32.3%	383,630	24.7%	389,372	19.9%	338,579	16.5%
Total commercial real estate loans	563,524	62.6%	712,032	58.1%	730,904	47.1%	731,767	37.3%	655,183	32.0%
Construction	60,971	6.8%	158,463	12.9%	320,025	20.6%	575,054	29.3%	719,200	35.1%
Residential real estate	83,595	9.3%	102,486	8.4%	116,804	7.5%	124,224	6.3%	114,298	5.6%
Commercial and industrial	150,637	16.7%	205,692	16.8%	326,678	21.1%	468,418	23.9%	507,025	24.7%
Consumer	40,922	4.5%	47,687	3.9%	56,546	3.6%	61,420	3.1%	53,482	2.6%
Total loans	899,649	100.0%	1,226,360	100.0%	1,550,957	100.0%	1,960,883	100.0%	2,049,188	100.0%
Less:
Deferred loan fees	(2,085)		(2,647)		(3,281)		(4,699)		(7,710)
Reserve for loan losses	(43,905)		(46,668)		(58,586)		(47,166)		(33,875)
Loans, net	$853,659		$1,177,045		$1,489,090		$1,909,018		$2,007,603

The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total Company-wide loans at December 31, 2011:

(dollars in thousands)	Central Oregon	% of gross loans	Northwest Oregon	% of gross loans	Southern Oregon	% of gross loans	Idaho	% of gross loans	Total	% of gross loans
Commercial real estate:
Owner occupied	$113,866	30%	$28,490	17%	$41,991	32%	$65,866	30%	$250,213	28%
Non-owner occupied and other	120,126	32%	93,172	54%	52,157	39%	47,856	22%	313,311	35%
Total commercial real estate loans	233,992	62%	121,662	71%	94,148	71%	113,722	52%	563,524	63%
Construction	19,439	5%	18,466	11%	8,675	7%	14,391	7%	60,971	7%
Residential real estate	30,032	8%	8,817	5%	10,229	8%	34,517	16%	83,595	9%
Commercial and industrial	74,887	20%	16,707	10%	15,489	12%	43,554	20%	150,637	17%
Consumer	19,599	5%	5,598	3%	3,507	3%	12,218	6%	40,922	5%
Total loans	$377,949	100%	$171,250	100%	$132,048	100%	$218,402	100%	$899,649	100%

At December 31, 2011, the contractual maturities of all loans by category were as follows:

(dollars in thousands) Loan Category	Due within one year	Due after one year, but within five years	Due after five years	Total
Commercial real estate:
Owner occupied	$9,971	$65,118	$175,124	$250,213
Non-owner occupied	41,975	78,336	193,000	313,311
Total commerical real estate loans	51,946	143,454	368,124	563,524
Construction	23,923	30,222	6,826	60,971
Residential real estate	10,684	26,874	46,037	83,595
Commercial and industrial	52,426	64,520	33,691	150,637
Consumer	6,053	12,891	21,978	40,922
	$145,032	$277,961	$476,656	$899,649

At December 31, 2011, variable and adjustable rate loans contractually due after one year totaled $570.6 million and loans with predetermined or fixed rates due after one year totaled $184.0 million.

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

The following provides information on the Company’s real estate loan portfolio. All such lending activities are subject to the varied risks of real estate lending. The Company’s loan origination process requires specialized underwriting, collateral and approval procedures, which mitigates, but does not eliminate the risk that loans may not be repaid.

The $563.5 million commercial real estate or “CRE” portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. CRE loans represent approximately 63% of total loans outstanding as of December 31, 2011. Approximately 44% of CRE loans are made to owner-occupied users of the commercial property, while 56% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. However no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

	2011	% of total CRE	% of gross loans	2010
Commercial Real Estate:
Owner occupied	$250,213	44%	28%	$315,723
Non-owner occupied	313,311	56%	35%	396,309
	$563,524	100%	63%	$712,032

Lending and Credit Management.  The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The underwriting of loans relies principally on an analysis of an obligor’s historical and prospective cash flow augmented by collateral assessment, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures augmented from time to time with 3rd party credit reviews. Internal and external auditors and bank regulatory examiners periodically sample and test certain credit files as well. Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing.

Reserve for Loan Losses.  The reserve for loan losses represents management’s recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management’s current assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The level of reserve for credit losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by regulatory authorities who may require increases to the reserve based on their evaluation of the information available to them at the time of their examination of the Bank. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. See “Loan Loss Provision” under “Consolidated Results of Operations – Years ended December 31, 2011, 2010, and 2009” above in this Item 7.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions and enhancements to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at December 31, 2011 was significantly affected by the revisions and enhancements to the Company’s methodology, as well as by the inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans as it relates to its historical loss factors. A description of the significant revisions and enhancements to the methodology for estimating the reserve for loan losses is as follows:

Application of historical loss factors by risk rating for each loan segment and change in look-back period, as compared to the prior method which utilized blended quarterly historical loss factors:

Under the previous method, historical loss factors were computed using a rolling 12-quarter basis, then weighted 50% for the most current four quarters, 35% for the next four preceding quarters, and 15% for the final four preceding quarters. The previous method applied these historical loss factors without regard to risk rating. Under the previous method, each of 12 quarterly look-back periods in the model included charge-off experience for the preceding quarter. Under the enhanced method, historical loss factors are calculated using a minimum of 12 quarterly look-back periods applied by risk rating to each loan segment. Each look-back period includes charge-off experience by risk rating for each loan segment for the preceding four quarters. Historical loss rates for each period are averaged and multiplied by current loan balances for each risk rating category within loan segments to estimate loss reserve. In addition, the Company made minor refinements to its loan segment groups according to related risk attributes and applied statistical smoothing techniques considered appropriate to the change in method.

Refinement of qualitative factors:

The Company refined the qualitative factors used to adjust the historical loss factors by more explicitly detailing the specific qualitative factors to be considered and the determination of the resulting quantitative amounts. In addition, certain qualitative factors are included in the estimate of total reserve for loan losses to achieve directional consistency and reflect uncertainties such as lack of seasoning in the revised and enhanced model.

At December 31, 2011, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions. However, the total amount of actual loan losses may vary significantly from the estimated amount. No assurance can be given that in any particular period, the reserve for credit losses will be sufficient, or that loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions will not require increases in the loan loss provision.

The Company classifies reserves for unfunded commitments as a liability on the consolidated balance sheet. Such reserves are included as part of the overall reserve for credit losses. Reserves for unfunded commitments totaled approximately $1.6 million and $0.9 million at December 31, 2011 and 2010, respectively.

Allocation of Reserve for Credit Losses.  Allocation of reserves is a function of historical loss factors as applied to rating of loans within each segment of the portfolio. The higher reserve for loan losses in recent years is attributable to the effect the adverse economy has had on the ability of obligors to repay loans as measured by internal risk rating of various loans. The unallocated portion of the reserve reflects the level of uncertainty as to the future direction and severity of the economic environment. Prior to December 31, 2011, the level of unallocated reserves included amounts now captured in the current methodology through certain loss factors and qualitative considerations. While a combination of evidence demonstrating greater clarity on construction/lot exposure and reduced exposure levels has lessened concern in this loan portfolio, risk in other asset categories continues. Typical factors leading to changes in reserve allocation include changes in debt service coverage ratios, guarantor and/or collateral valuation as well as economic conditions that may have a specific or generalized impact on the relative risks inherent in various loan portfolios. Although this allocation process may not accurately predict credit losses by loan type or in the aggregate, the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

The following table allocates the reserve for credit losses among major loan types.

	2011			2010
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$21,648	3.84%	62.64%	$14,338	2.01%	58.06%
Construction	5,398	8.85%	6.78%	12,652	7.98%	12.92%
Residential real estate	3,259	3.90%	9.29%	4,116	4.02%	8.36%
Commercial and industrial	11,291	7.50%	16.74%	12,220	5.94%	16.77%
Consumer	2,292	5.60%	4.55%	2,966	6.22%	3.89%
Committed/unfunded	1,550	—	—	941	—	—
Unallocated	17	—	—	376	—	—
Total reserve for credit losses	$45,455	5.06%	100.00%	$47,609	3.89%	100.00%

	2009			2008
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$10,799	1.48%	47.13%	$7,064	0.97%	37.32%
Construction	14,486	4.53%	20.63%	18,722	3.26%	29.33%
Residential real estate	3,092	2.65%	7.53%	1,696	1.37%	6.34%
Commercial and industrial	18,196	5.57%	21.06%	11,614	2.48%	23.89%
Consumer	2,807	4.96%	3.65%	1,893	3.08%	3.13%
Committed/unfunded	423	—	—	735	—	—
Unallocated	9,487	—	—	6,481	—	—
Total reserve for credit losses	$59,290	3.83%	100.00%	$48,205	2.46%	100.00%

	2007
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$3,901	0.60%	31.97%
Construction	13,433	1.87%	35.10%
Residential real estate	1,521	1.33%	5.58%
Commercial and industrial	10,388	2.05%	24.74%
Consumer	1,684	3.15%	2.61%
Committed/unfunded	2,414	—	—
Unallocated	3,697	—	—
Total reserve for credit losses	$37,038	1.81%	100.00%

The following table summarizes the Company’s reserve for credit losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Loans outstanding at end of period, net of deferred loan fees	$897,564	$1,223,713	$1,547,676	$1,956,184	$2,041,478
Average loans outstanding during the period	$1,080,120	$1,377,674	$1,798,723	$2,054,199	$1,974,435
Reserve for loan losses, balance beginning of period	$46,668	$58,586	$47,166	$33,875	$23,585
Recoveries:
Commercial real estate:	119	166	—	103	—
Construction	1,551	4,193	—	25	12
Residential real estate	164	181	—	78	288
Commercial and industrial	1,453	4,221	3,449	1,301	378
Consumer	305	351	296	473	612
	3,592	9,112	3,745	1,980	1,290
Loans charged off:
Commercial real estate:	(22,717)	(3,220)	(16)	(2,290)	—
Construction	(30,824)	(20,639)	(10,402)	(69,534)	(2,986)
Residential real estate	(5,217)	(4,858)	—	(846)	(941)
Commercial and industrial	(20,106)	(12,462)	(114,942)	(12,429)	(4,634)
Consumer	(2,491)	(3,851)	(965)	(3,183)	(1,839)
	(81,355)	(45,030)	(126,325)	(88,282)	(10,400)
Net loans charged-off	(77,763)	(35,918)	(122,580)	(86,302)	(9,110)
Provision charged to operations	75,000	24,000	134,000	99,593	19,400
Reserve for loan losses, balance end of period	$43,905	$46,668	$58,586	$47,166	$33,875
Ratio of net loans charged-off to average loans outstanding	7.20%	2.61%	6.81%	4.20%	0.46%
Ratio of reserve for loan losses to loans at end of period	4.89%	3.81%	3.79%	2.41%	1.66%

The following table presents information with respect to non-performing assets (“NPAs”). As of December 31, 2011, commercial real estate represented about 21.3% of NPAs; construction 50.9%; residential real estate 19.4%; commercial and industrial loans 8.3%; and consumer 0.1%.

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Loans on nonaccrual status	$9,111	$80,997	$132,110	$120,468	$45,865
Loans past due 90 days or more but not on nonaccrual status	23	7	—	5	51
OREO	21,270	39,536	28,860	52,727	9,765
Total non-performing assets	$30,404	$120,540	$160,970	$173,200	$55,681
Selected ratios:
NPLs to total gross loans	1.02%	6.62%	8.54%	6.16%	2.25%
NPAs to total gross loans and OREO	3.31%	9.54%	10.21%	8.85%	2.73%
NPAs to total assets	2.32%	7.02%	7.41%	7.60%	2.33%

The following table presents the composition of NPAs for the years presented:

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Commercial real estate:
Owner occupied	$1,930	$6,510	$6,982	$9,551	$1,531
Non-owner occupied	4,619	13,730	17,767	16,248	2,604
Total commercial real estate loans	6,549	20,240	24,749	25,799	4,135
Construction	15,650	72,605	106,752	128,053	42,251
Residential real estate	5,966	10,867	11,580	2,456	983
Commercial and industrial	2,544	16,821	17,863	16,877	8,306
Consumer/other	23	7	26	15	6
Total non-performing assets	$30,732	$120,540	$160,970	$173,200	$55,681

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful. Interest income that was reversed and charged against income was $0.8 million in 2011, $1.3 million in 2010, and $2.4 million in 2009.

During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain small balance homogeneous loans are collectively measured for impairment. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. At December 31, 2011, the Company’s recorded investment in certain loans that were considered to be impaired was $72.0 million and specific valuation allowances were $11.2 million. Impaired loans were $130.8 million with specific valuation allowances of $6.9 million at year-end 2010.

At December 31, 2011, the Company had loans accounted for as troubled debt restructurings (“TDRs”) totaling $45.6 million or 3.50% of total assets, compared to $62.8 million or 3.70% of total assets at December 31, 2010. TDRs at December 31, 2011 classified as non-accrual were $1.9 million or 4.1% of total TDRs compared to $19.5 million or 31.1% of TDRs at December 31, 2010. The TDRs at December 31, 2011

and 2010 are classified as impaired loans and, in the opinion of management, were reserved appropriately. At December 31, 2011 and 2010, the Company had remaining commitments to lend of $0.03 million and $0.1 million related to the TDRs.

Bank-Owned Life Insurance (BOLI)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company’s Notes to Consolidated Financial Statements located in Item 8 of this report. During 2011 and 2010, the Bank did not purchase any new BOLI. The cash surrender value of the Bank’s total life insurance policies was $34.7 million and $33.5 million at December 31, 2011 and 2010, respectively. The Bank recorded income from the BOLI policies of $1.2 million in 2011 and $0.1 million in both 2010 and 2009. During 2010, the Company recorded a $0.7 million gain on a BOLI death claim benefit.

The Company owns both general account and separate account BOLI. The separate account BOLI was purchased in the fourth quarter of 2006 as an investment expected to provide a long-term source of earnings to support existing employee benefit plans. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap which mitigates, but may not fully insulate against, changes in the fair market value of the underlying securities.

Liabilities

Deposit Liabilities and Time Deposit Maturities. At December 31, 2011, total deposits were $1.09 billion, down 21.1% from December 31, 2010. Average deposits totaled $1.18 billion for the full year 2011, down 24.78% or $390.2 million on average from the prior year. This decline is mainly related to reduction of time deposits including call and prepayment of internet certificates of deposits in 2011. Average non-interest-bearing demand deposits in 2011 were $399.3 million, up 25.02% compared to $319.4 million in 2010 related to growth in relationship deposits and in part due to returned customer confidence after the Capital Raise discussed elsewhere in this report. Borrowings have declined $244.6 million from 2010 due to the extinguishment of $68.6 million in Debentures in conjunction with the Capital Raise, along with prepayment of $135.0 million in FHLB Advances, and full payoff of $41.0 million in TLGP debt.

At December 31, 2011 and 2010, the Company did not have any wholesale brokered deposits. The internet listing service deposits were zero at December 31, 2011, compared to $293.3 million at December 31, 2010. Such deposits were sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. The Bank exercised its option to call approximately $170 million on its internet deposits in the first quarter of 2011 and in December 2011 the Bank elected to repay the principal balance along with accrued interest to maturity of all the remaining internet deposits held by the Bank. In addition, the Bank had no local relationship based reciprocal CDARS deposits at December 31, 2011 compared to $7.9 million at December 31, 2010. Banks that are not “well-capitalized” are restricted from accessing wholesale brokered deposits, and while the Bank meets the requirements necessary for a “well-capitalized” designation, the Order restricts the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal CDARS program, for which it previously had a temporary waiver from the FDIC.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
	2011 Average		2010 Average		2009 Average
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$399,251	N/A	$342,760	N/A	$407,344	N/A
Interest-bearing demand	482,526	0.44%	664,254	0.72%	735,677	0.99%
Savings	33,445	0.16%	30,680	0.25%	33,275	0.22%
Time	268,592	2.09%	535,906	2.33%	688,430	2.60%
Total Deposits	$1,183,814		$1,573,600		$1,864,726

As of December 31, 2011, the Company’s time deposit liabilities had the following times remaining to maturity:

	Time deposits of $100,000 or more(1)		All other Time deposits(2)
(dollars in thousands)	Amount	Percent	Amount	Percent
3 months or less	$17,145	16.83%	$10,936	18.55%
Due after 3 months through 6 months	15,977	15.68%	12,963	21.99%
Due after 6 months through 12 months	25,928	25.45%	16,671	28.28%
Due after 12 months	42,838	42.04%	18,375	31.17%
Total	$101,888	100.00%	$58,945	100.00%

(1)	Time deposits of $100,000 or more represents 9.4% of total deposits as of December 31, 2011.
(2)	All other time deposits represent 5.4% of total deposits as of December 31, 2011.

Junior Subordinated Debentures.  The purpose of the Company’s $68.6 million of junior subordinated debentures was to fund the cash portion of the F&M Holding Company acquisition in 2006, to support general corporate purposes and to augment regulatory capital. In January 2011, the Company exchanged the trust preferred securities (“TPS”) for senior notes in the aggregate principal amount of $13.3 million representing 20.00% of the original balance of the TPS. Following the Capital Raise, the notes were extinguished for cash and the liability for TPS debt was fully extinguished, which resulted in a pre-tax gain of approximately $54.9 million for the Company in the first quarter of 2011.

See Notes 2, 11, and 20 of the consolidated financial statements included in Item 8 of this report for additional details.

Other Borrowings.  At December 31, 2011, the Bank had a total of $60.0 million in long-term borrowings from FHLB of Seattle with maturities ranging from 2014 to 2017, bearing a weighted-average rate of 3.13% and no short-term borrowings with the FRB. In February, May, and September 2011, the Bank repaid an aggregate of approximately $135.0 million in FHLB advances with maturity dates during 2011 and early 2012. As a result of such early prepayments, the Company incurred prepayment penalties of approximately $0.8 million. In addition, at December 31, 2011, the Bank had $30.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank, which is a reduction to the available line of credit with the FHLB. At December 31, 2010, the Bank had a total of $195.0 million in long-term borrowings from FHLB of Seattle with maturities ranging from 2011 to 2017, bearing a weighted-average rate of 1.87% and no short-term borrowings with the FRB.

In September 2011, the Bank repaid in full $41.0 million of senior unsecured TLGP debt. The Bank incurred penalties of approximately $0.5 million to repay the debt. The costs included payment of interest through the originally scheduled maturity date of February 12, 2012, charge-off of the remaining issuance costs which were previously being amortized on a straight line basis, and charge-off of the remaining 1.00% per annum FDIC insurance assessment applicable to the TLGP debt. As of December 31, 2010, the Bank had $41.0 million of TLGP debt. See “Liquidity and Sources of Funds” below in this Item 7 for further discussion.

Off-Balance Sheet Arrangements

A schedule of significant off-balance sheet commitments at December 31, 2011 is included in the following table (dollars in thousands):

Commitments to extend credit	$149,452
Commitments under credit card lines of credit	23,393
Standby letters of credit	3,201
Total off-balance sheet commitments	$176,046

See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Stockholder’s Equity and Capital Resources

The Company’s total stockholders’ equity at December 31, 2011 was $132.9 million, an increase of $122.8 million from December 31, 2010. The increase primarily resulted from the Capital Raise occurring in the first quarter of 2011 as discussed elsewhere in this document, offset by net loss for the year ended December 31, 2011 of ($47.3) million and an increase in accumulated other comprehensive income of approximately $1.4 million. The Company’s capital includes no qualifying debt following the extinguishment of TPS-related debt in the first quarter of 2011.

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. As mentioned earlier in this report the Bank is operating under a regulatory Order and Bancorp is operating under the Written Agreement.

At December 31, 2011, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 9.42%, 13.04% and 14.34%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.81%, 14.86% and 16.15%, respectively, which meet regulatory benchmarks for “well-capitalized”. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00% and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this report, the Bank and Bancorp are required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” At December 31, 2011, Bancorp did not meet this requirement and therefore is required to file an updated Capital Plan with the FRB and DFCS in this regard. Additional information regarding capital resources are located in Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and to assure that its reserve for loan losses is maintained at an appropriate level. At December 31, 2011 the Bank was able to implement certain measures in the time frame provided, particularly those related to raising capital levels. The Order remains in place until lifted by the FDIC and DFCS, and therefore, the Bank remains subject to the requirements and restrictions set forth therein.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At December 31, 2011, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At December 31, 2011, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $88.8 million compared to $225.6 million at December 31, 2010.

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

The Bank augments core deposits with wholesale funds from time to time. The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits. At December 31, 2011 and 2010, the Company did not have any brokered deposits. Local relationship based reciprocal CDARS deposits which are also technically classified as brokered deposits were also zero at December 31, 2011, down from $7.9 million at December 31, 2010. At December 31, 2011, the Bank had no internet sourced deposits compared to approximately $293.3 million at year-end 2010. Such deposits are sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In January and February of 2011, the Bank exercised its option to call approximately $170 million of its internet deposits. These time deposits had rates ranging from 0.50% to 2.00% and maturities ranging from March 2011 to January 2013. In December 2011 the Bank elected to repay its remaining internet deposits (approximately $28 million). These time deposits had rates ranging from 0.45% to 3.45% and maturities ranging from December 2011 to April 2014. In connection with these transactions, the Bank was required to pay interest through the scheduled maturity dates of the deposits aggregating approximately $0.3 million. Accordingly, the Bank had no internet deposits at December 31, 2011.

With the recapitalization of the Bank in January 2011 and its becoming compliant with FDIC capital standards, restrictions on its acceptance of public fund deposits were subsequently lifted. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50.00% of the uninsured public funds held by the Bank. At December 31, 2011, the Bank was in compliance with this statute.

The Bank also utilizes borrowings and lines of credit as sources of funds. At December 31, 2011, the FHLB had extended the Bank a secured line of credit of $197.1 million (15.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2011, the Bank had qualifying collateral pledged for FHLB borrowings totaling $180 million of which the Bank had utilized $60.0 million in secured borrowings and $30 million of a FHLB letter of credit used for collateralization of Oregon public deposits held by the Bank. At December 31, 2011, the Bank also had undrawn borrowing capacity at FRB of approximately $26.0 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $30.1 million in unsecured or collateralized short term lines of credit for the purchase of federal funds. At December 31, 2011, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At December 31, 2011, the Bank had approximately $176.0 million in outstanding commitments to extend credit, compared to approximately $193.8 million at year-end 2010. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of December 31, 2011, unpledged investments totaled approximately $114.2 million compared to $44.7 million at December 31, 2010.

The order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of December 31, 2011, the Bank’s primary liquidity ratio was 24.09%.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. Since the Bank currently has retained earnings that are a negative $212.2 million, the Bank will not under Oregon law be able to pay any dividends until it has had sufficient positive earnings to return its negative retained earnings to a positive number or the Oregon Director permits the Bank to apply part of its paid-in capital to reduce the deficit in retained earnings. In addition, pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. We do not expect the Bank to pay dividends to Bancorp for the foreseeable future.

Additional information regarding limits on the payment of dividends may be found throughout Item 1 of this report, including under the headings “Supervision and Regulation” and “Regulations Concerning Cash Dividends,” in Item 5 of this report and in Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since a substantial portion of a bank’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes to interest rates can be directly correlated to price level indices; therefore, the Company can best counter inflation over the long term by managing sensitivity to interest rates of its net interest income and controlling levels of non-interest income and expenses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information called for by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheets of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2012, expressed an adverse opinion thereon.

/s/ Delap LLP

Lake Oswego, Oregon
March 26, 2012

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(Dollars in thousands)

	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,657	$23,825
Interest bearing deposits	94,759	244,513
Federal funds sold	23	2,926
Total cash and cash equivalents	128,439	271,264
Investment securities available-for-sale	209,506	115,010
Investment securities held-to-maturity, estimated fair value of $1,412 ($1,904 in 2010)	1,334	1,806
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	853,659	1,177,045
Premises and equipment, net	34,181	35,281
Bank-owned life insurance (BOLI)	34,683	33,470
Other real estate owned (OREO), net	21,270	39,536
Core deposit intangibles (CDI)	—	4,912
Accrued interest and other assets	9,906	27,662
Total assets	$1,303,450	$1,716,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$371,662	$310,164
Interest bearing demand	520,612	520,080
Savings	33,720	31,040
Time	160,833	515,615
Total deposits	1,086,827	1,376,899
Junior subordinated debentures	—	68,558
FHLB advances	60,000	195,000
Temporary Liquidity Guarantee Program (TLGP) senior unsecured debt	—	41,000
Accrued interest and other liabilities	23,742	24,945
Total liabilities	1,170,569	1,706,402
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 47,236,725 shares issued and outstanding (2,853,670 in 2010)	329,056	160,316
Accumulated deficit	(198,884)	(151,608)
Accumulated other comprehensive income	2,709	1,348
Total stockholders’ equity	132,881	10,056
Total liabilities and stockholders’ equity	$1,303,450	$1,716,458

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$61,604	$78,801	$101,081
Taxable interest on investment securities	4,902	5,533	5,089
Nontaxable interest on investment securities	59	80	138
Interest on interest bearing deposits	533	561	486
Interest on federal funds sold	2	5	17
Total interest and dividend income	67,100	84,980	106,811
Interest expense:
Deposits:
Interest bearing demand	2,100	4,811	7,267
Savings	55	78	73
Time	5,559	11,791	17,915
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	3,990	7,060	8,880
Total interest expense	11,704	23,740	34,135
Net interest income	55,396	61,240	72,676
Loan loss provision	75,000	24,000	134,000
Net interest income (loss) after loan loss provision	(19,604)	37,240	(61,324)
Noninterest income:
Service charges on deposit accounts, net	4,493	6,219	8,582
Card issuer and merchant service fees, net	2,478	2,562	3,027
Earnings on BOLI	1,213	87	68
Mortgage banking income, net	513	631	2,827
Gains on sales of investment securities available-for-sale	—	644	648
Gain on sale of merchant card processing business	—	—	3,247
Other income	2,270	3,230	3,227
Total noninterest income	10,967	13,373	21,626
Noninterest expenses:
Salaries and employee benefits	31,434	29,046	33,149
Occupancy	4,710	4,649	4,682
Communications	1,653	1,727	1,982
Equipment	1,583	1,778	2,153
FDIC insurance	3,271	8,084	6,933
OREO	17,936	14,616	23,140
Professional services	4,356	2,308	7,362
Increase (decrease) in reserve for unfunded loan commitments	609	237	(335)
CDI impairment	3,436	—	—
Prepayment penalties on FHLB and TLGP borrowings	1,291	—	2,081
Other expenses	12,920	11,304	13,569
Total noninterest expenses	83,199	73,749	94,716
Loss before income taxes and extraordinary net gain	(91,836)	(23,136)	(134,414)
Credit for income taxes	11,721	9,481	19,585
Net loss before extraordinary net gain	(80,115)	(13,655)	(114,829)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	32,839	—	—
Net loss	$(47,276)	$(13,655)	$(114,829)
Basic and diluted net income (loss) per common share:
Loss before extraordinary net gain	$(1.83)	$(4.87)	$(41.01)
Extraordinary net gain	0.75	—	—
Net loss	$(1.08)	$(4.87)	$(41.01)

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands)

	Number of shares	Comprehensive income (loss)	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2008	2,808,811	$—	$158,489	$(23,124)	$(126)	$135,239
Comprehensive loss:
Net loss	—	(114,829)	—	(114,829)	—	(114,829)
Other comprehensive income – unrealized gains on investment securities available-for-sale of approximately $2,183 (net of income taxes of approximately $1,337), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss of approximately $403 (net of income taxes of approximately $246)	—	1,780	—	—	1,780	1,780
Total comprehensive loss, net	—	$(113,049)	—	—	—	—
Nonvested restricted stock grants, net	8,605		—	—	—	—
Stock-based compensation expense	—		1,258	—	—	1,258
Tax effect of nonvested restricted stock	—		(130)	—	—	(130)
Balances at December 31, 2009	2,817,416		$159,617	$(137,953)	$1,654	$23,318
Comprehensive loss:
Net loss	—	(13,655)	—	(13,655)	—	(13,655)

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands)

	Number of shares	Comprehensive income (loss)	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Other comprehensive loss – unrealized gains on investment securities available-for-sale of approximately $88 (net of income taxes of approximately $61), net of reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss of approximately $394 (net of income taxes of approximately $250)	—	(306)	—	—	(306)	(306)
Total comprehensive loss	—	$(13,961)	—	—	—	—
Fractional shares paid in cash	(169)		—	—	—	—
Nonvested restricted stock grants, net	36,423		—	—	—	—
Stock-based compensation expense	—		846	—	—	846
Tax effect of nonvested restricted stock	—		(147)	—	—	(147)
Balances at December 31, 2010	2,853,670		$160,316	$(151,608)	$1,348	$10,056

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued)
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands)

	Number of shares	Comprehensive income (loss)	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Comprehensive loss:
Net loss	—	(47,276)	—	(47,276)	—	(47,276)
Other comprehensive income – unrealized gains on investment securities available-for-sale (net of income taxes of approximately $833)	—	1,361	—	—	1,361	1,361
Total comprehensive income, net	—	$(45,915)	—	—	—	—
Issuance of common stock, net	44,243,750		168,074	—	—	168,074
Restricted stock grants, net	139,305		—	—	—	—
Stock-based compensation expense	—		649	—	—	649
Tax effect of nonvested restricted stock	—		17	—	—	17
Balances at December 31, 2011	47,236,725		$329,056	$(198,884)	$2,709	$132,881

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(47,276)	$(13,655)	$(114,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,092	4,618	6,185
Loan loss provision	75,000	24,000	134,000
Write-down of OREO	14,998	12,547	17,981
Provision (credit) for deferred income taxes	10,027	(10,027)	22,168
Gains on sales of mortgage loans, net	(240)	(40)	(737)
Gains on sales of investment securities available-for-sale	—	(644)	(648)
Deferred benefit plan expenses	4,122	1,385	1,744
Stock-based compensation expense	649	846	1,258
Gains on sales of premises and equipment, net	—	—	(270)
CDI impairment	3,436	—	—
Losses on sales of OREO	1,640	69	3,504
Loss on sale of mortgage servicing rights	—	400	—
(Increase) decrease in income taxes receivable	—	43,256	(43,256)
Decrease in accrued interest and other assets	6,516	5,905	48,065
Decrease in accrued interest and other liabilities	(28,253)	(4,949)	(29,099)
Originations of mortgage loans	(28,722)	(28,083)	(177,206)
Proceeds from sales of mortgage loans	28,606	28,384	178,948
Net cash provided by operating activities before extraordinary net gain	43,595	64,012	47,808
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	(32,839)	—	—
Net cash provided by operating activities	10,756	64,012	47,808
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(110,581)	(26,505)	(54,956)
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	18,520	29,212	21,670
Proceeds from sales of investment securities available-for-sale	—	15,773	10,137
Proceeds from maturities and calls of investment securities held-to-maturity	470	200	200
Loan reductions, net	238,219	248,924	258,864
Proceeds from sale of mortgage servicing rights	—	3,594	—
Purchases of premises and equipment, net	(754)	(5)	244
Proceeds from sales of OREO	12,151	15,540	28,441
Net cash provided by investing activities	158,025	286,733	264,600
Cash flows from financing activities:
Net increase (decrease) in deposits	(290,072)	(438,449)	20,737
(Repayment) increase in TLGP senior unsecured debt	(41,000)	—	41,000
Extinguishment of junior subordinated debentures, net	(13,625)	—	—
Net decrease in customer repurchase agreements	—	—	(9,871)
Proceeds from FHLB advances	—	—	140,000
Repayment of FHLB advances	(135,000)	—	(73,457)
Net decrease in other borrowings	—	(207)	(120,311)
Net proceeds from issuance of common stock	168,074	—	—
Tax effect of nonvested restricted stock	17	(147)	(130)
Net cash used by financing activities	(311,606)	(438,803)	(2,032)
Net increase (decrease) in cash and cash equivalents	(142,825)	(88,058)	310,376
Cash and cash equivalents at beginning of year	271,264	359,322	48,946
Cash and cash equivalents at end of year	$128,439	$271,264	$359,322

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
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

Bancorp had also established four subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Notes 2 and 11). In accordance with accounting principles generally accepted in the United States of America (GAAP), the accounts and transactions of these trusts were not included in the accompanying consolidated financial statements. These trusts were terminated in connection with a capital raise completed by the Company in January 2011 (see Note 2).

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 1-for-10 reverse stock split effective in 2010.

Certain amounts in 2010 and 2009 have been reclassified to conform with the 2011 presentation.

Description of business

The Bank conducts a general banking business, operating branches in Central, Southern, and Northwest Oregon, as well as the Boise, Idaho area. Its activities include the usual lending and deposit functions of a commercial bank: commercial, construction, real estate, installment, credit card, and mortgage loans; checking, money market, time deposit, and savings accounts; Internet banking and bill payment; automated teller machines, and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

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
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of collection), interest bearing deposits with the Federal Reserve Bank of San Francisco (FRB) and Federal Home Loan Bank of Seattle (FHLB), and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts. At December 31, 2011, the Bank was not required to maintain any specific balances in correspondent bank accounts. At December 31, 2010, the Bank had $10,000 in a correspondent bank account which was required to be maintained due to the Bank’s capital levels (see Note 20).

Supplemental disclosures of cash flow information

Noncash investing and financing activities consist of unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; and the transfer of approximately $10,523, $38,860, and $26,059 of loans to other real estate owned (OREO) in 2011, 2010, and 2009, respectively.

During 2011, 2010, and 2009, the Company paid approximately $16,274, $23,116, and $32,279, respectively, in interest expense.

During 2011, the Company made income tax payments of approximately $836. During 2010 and 2009, the Company did not make any income tax payments and received income tax refunds of approximately $43,613 and $19,951, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income. The Company had no trading securities during 2011, 2010, or 2009.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. Investment securities are valued utilizing a number of methods including quoted prices in active markets, quoted prices for similar assets, quoted prices for securities in inactive markets, and inputs derived principally from — or corroborated by — observable market data by correlation or other means.

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
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

In estimating other-than-temporary impairment (OTTI) losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be OTTI would result in write-downs of the individual securities to their fair value. The fair value of the security then becomes the new cost basis. The related write-downs to fair value for available-for-sale securities would be included in earnings as realized losses. For individual securities which the Company does not intend to sell and for which it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI losses would be evaluated and (1) the portion related to credit losses would be included in earnings as realized losses and (2) the portion related to market or other factors would be recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual securities which the Company intends to sell or for which it more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date. For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis. Management believes that all unrealized losses on investment securities at December 31, 2011 and 2010 are temporary (see Note 4).

FHLB stock

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2011 and 2010, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

The Bank’s investment in FHLB stock — which has limited marketability — is carried at cost, which approximates fair value. GAAP provides that, for impairment testing purposes, the value of long-term investments such as FHLB stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; (2) the impact of legislative and regulatory changes on the FHLB, and (3) the liquidity position of the FHLB. As of December 31, 2011 the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (FHFA), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. On October 25, 2010, the FHLB entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB “undercapitalized” under the FHFA’s Prompt Corrective Action rule. The FHLB will not pay a dividend or repurchase capital stock while it is classified as “undercapitalized”. While the FHLB was “undercapitalized” as of December 31, 2011, the Bank does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of December 31, 2011. However, this evaluation could change in the near-term if: (1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; (2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLB become ineffective.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

Loans

Loans are stated at the amount of unpaid principal, reduced by the reserve for loan losses, the undisbursed portion of loans in process, and deferred loan fees.

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

Reserve for loan losses

The reserve for loan losses represents management’s estimate of known and inherent losses in the loan portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans. The reserve for loan losses is increased by charges to operating expense through the loan loss provision, and decreased by loans charged-off, net of recoveries. The reserve for loan losses requires complex subjective judgments as a result of the need to make estimates about matters that are uncertain. The reserve for loan losses is maintained at a level currently considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the loan portfolio.

At December 31, 2011, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

For purposes of assessing the appropriate level of the reserve for loan losses, the Company analyzes loans, commitments to loan, and reserves by the following categories: pooled reserves, specifically identified reserves for impaired loans, and the unallocated reserve. Also, for purposes of analyzing loan portfolio credit quality and determining the reserve for loan losses, the Company identifies loan portfolio segments and classes based on the nature of the underlying loan collateral.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at December 31, 2011 was significantly affected by the revision and enhancements to the Company’s methodology, as well as by the inclusion of charge-offs incurred

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

in the 2011 bulk sale of certain loans (see Note 2) as it relates to its historical loss factors. A description of the significant revisions and enhancements to the methodology for estimating the reserve for loan issues is as follows:

Application of historical loss factors by risk rating for each loan segment and change in look-back period, as compared to the prior method which utilized blended quarterly historical loss factors:

Under the previous method, historical loss factors were computed using a rolling 12-quarter basis, then weighted 50% for the most current four quarters, 35% for the next four preceding quarters, and 15% for the final four preceding quarters. The previous method applied these historical loss factors without regard to risk rating. Under the previous method, each of 12 quarterly look-back periods in the model included charge-off experience for the preceding quarter. Under the enhanced method, historical loss factors are calculated using a minimum of 12 quarterly look-back periods applied by risk rating to each loan segment. Each look-back period includes charge-off experience by risk rating for each loan segment for the preceding four quarters. Historical loss rates for each period are averaged and multiplied by current loan balances for each risk rating category within loan segments to estimate loss reserve. In addition, the Company made minor refinements to its loan segment groups according to related risk attributes and applied statistical leveling techniques considered appropriate to the change in method.

Refinement of qualitative factors:

The Company refined the qualitative factors used to adjust the historical loss factors by more explicitly detailing the specific qualitative factors to be considered and the determination of the resulting quantitative amounts. In addition, certain qualitative factors are included in the estimate of the total reserve for loan losses to achieve directional consistency and to reflect uncertainties such as a lack of seasoning in the revised and enhanced model.

The following table presents the effect of the above methodology changes on the loan loss provision for the year ended December 31, 2011:

	Calculated Provision (credit) Based on New Methodology	Calculated Provision (credit) Based on Prior Methodology	Change in Methodology
Commercial real estate:
Owner occupied	$12,693	$13,841	$(1,148)
Non-owner occupied	17,215	15,256	1,959
Total commercial real estate loans	29,908	29,097	811
Construction	22,019	27,419	(5,400)
Residential real estate	4,197	5,269	(1,072)
Commercial and industrial	17,724	16,154	1,570
Consumer	1,511	1,469	42
Unallocated	(359)	(359)	—
Total loan loss provision	$75,000	$79,049	$(4,049)

The Bank’s ratio of reserve for credit losses to total loans was 5.06% at December 31, 2011 compared to 3.89% at December 31, 2010 and 3.83% at December 31, 2009.

Reserves for impaired loans are either specifically allocated within the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

believes that it is probable that either principal and/or interest amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, the estimated fair value of the loan’s underlying collateral, or the value of a related guaranty. A significant portion of the Bank’s loans are either (1) collateralized by real estate, whereby the Bank primarily measures impairment based on the estimated fair value of the underlying collateral, or the value of a related guaranty, or (2) are supported by underlying cash flows, whereby impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Accordingly, changes in such estimated collateral values or future cash flows could result in actual losses which differ from those estimated at the date of the consolidated balance sheets. Impairment measurements may also include consideration of information that becomes available subsequent to year-end. Small balance loans are reserved for based on the applicable loan segment and are reserved at the related pool rate (regardless of dollar amount). Generally, shortfalls on impaired small balance loans are charged off and the Bank does not establish specific reserves. Small balance loans are evaluated for impairment based on the borrower’s difficulty in making payments, an analysis of the borrower’s repayment capacity, collateral coverage, and shortfall, if any, created by reductions in payments or principal. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely classified; small balance loans are monitored based on payment performance and are evaluated for impairment no later than 90 days past due.

The reserve for loan losses may include an unallocated amount based upon the Company’s judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves would generally comprise less than 10% of the total base reserve and may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, regulatory guidance and recommendations, or other factors that may impact operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above.

Due to the judgment involved in the determination of the qualitative and unallocated portions of the reserve for loan losses, the relationship of these components to the total reserve for loan losses may fluctuate from period to period.

Troubled debt restructurings (TDRs)

A loan is classified as a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower in the restructuring that the Company would not otherwise consider in the origination of a loan. These concessions may include — but are not limited to — interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. A TDR loan is considered to be impaired and is individually evaluated for impairment.

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in the Bank’s unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $1,550 and $941 at December 31, 2011 and 2010, respectively, and these amounts are included in accrued interest and other liabilities in the

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expenses in the accompanying consolidated statements of operations.

Mortgage servicing rights (MSRs)

MSRs were insignificant at December, 31, 2011, and the Company had no MSRs at December 31, 2010 (see Note 6). If significant, MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. MSRs are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate, and term. Impairment adjustments, if any, are recorded through a valuation allowance. Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received.

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

As part of an ongoing review of the valuation and amortization of premises and equipment, the Company assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be fully recoverable, the carrying value of the Company’s premises and equipment would be reduced to its estimated fair value.

Core deposit intangibles (CDI)

CDI represents amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

During 2011, the Company engaged an independent third-party to perform an impairment test related to the Company’s CDI. Based on the results of this impairment test, as of December 31, 2011 the Company determined that its remaining CDI of $3,436 was fully impaired. Accordingly, as of December 31, 2011, the Company recorded a one-time charge to non-interest expense to reflect this impairment. Previously, CDI was being amortized over its estimated useful life under the straight-line method. The CDI arose from the acquisitions of F&M Holding Company (F&M) and Community Bank of Grants Pass (CBGP) in prior years, and totaled $4,912 at December 31, 2010.

Bank-owned life insurance (BOLI)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2011 and 2010, the Company had $26,587 and $25,654, respectively, of separate account BOLI and $8,096 and $7,816, respectively, of general account BOLI.

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The underlying funds within the separate account structure generated positive performance during 2011 and 2010. However, in 2010, the stable value wrap controlled the crediting rate resulting in a negligible gross crediting

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

rate (prior to expenses) for most of the year. During 2009, the fair value of the underlying investments plus the stable value wrap protection supported the cash surrender value of the separate account BOLI. There can be no assurance that losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future. During 2010, the Company recorded a $746 gain on a BOLI death claim benefit, which is included in other income in the accompanying 2010 consolidated statement of operations.

OREO

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any; and any disposition gains or losses are included in non-interest expenses. The valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. The valuation of OREO is also subject to review by federal and state bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated on an annual basis, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes — and any related adjustments — are generally recorded at the time such information is received. OREO valuation adjustments have been recorded on certain OREO properties. These adjustments are recorded in OREO expense in the Company’s consolidated statements of operations. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5,000 general valuation allowance allocated among homogenous groupings of OREO properties. This allowance is the result of a Board decision in late 2011 to strategically expedite the liquidation of a material portion of OREO properties to reduce the Bank’s level of classified assets during 2012. In order to expedite the disposition in a shorter time frame than normally associated with the disposition in the ordinary course of business, the Company estimates that it will have to sell the OREO properties at larger discounts than the current appraised values less estimated costs to sell (carrying value). The Company will reduce the general allowance to the extent disposition proceeds on future sales are less than the carrying amounts on specific properties in chronological order of sale until such time as the general allowance is fully depleted or to the extent listed offering prices are adjusted to reflect expedited disposition value estimates. OREO, net of the $5,000 general allowance for expedited disposition and specific property valuation allowances, was approximately $21,270 and $39,536 at December 31, 2011 and 2010, respectively.

Advertising

Advertising costs are generally charged to expense during the year in which they are incurred. Advertising expense was $1,082, $930, and $1,129 for the years ended December 31, 2011, 2010, and 2009, respectively.

Income taxes

The provision (credit) for income taxes is based on income and expenses as reported for consolidated financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) income taxes. A valuation

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

allowance, if needed, reduces deferred tax assets to the expected amount to be realized. At December 31, 2011 and 2010, the Company had a valuation allowance against its deferred tax assets (see Note 14).

Income tax positions that meet a more-likely-than-not recognition threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the consolidated statements of operations.

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $67,000 and $95,000 were held in trust as of December 31, 2011 and 2010, respectively.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Preferred stock

The Company may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights, and limitations, all as determined by the Board. Preferred stock may be issued with or without voting rights, not to exceed one vote per share, and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. The Company’s comprehensive income (loss) consists of net loss and the changes in net unrealized appreciation or depreciation in the fair value of investment securities available-for-sale, net of taxes.

New authoritative accounting guidance

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires expanded disclosures related to fair value measurements including (1) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (2) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (3) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (4) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances, and settlements. ASU 2010-06 further clarifies that (1) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (2) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances, and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011, and the adoption of this disclosure requirement did not have a significant effect on the Company’s consolidated financial statements. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the reserve for credit losses, and (3) the changes and reasons for those changes in the reserve for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its reserve for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segments. The required disclosures include, among other things, a rollforward of the reserve for credit losses, as well as information about modified, impaired, non-accrual, and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s consolidated financial statements as of December 31, 2010, as it related to disclosures required as of the end of a reporting period. Disclosures that related to activity during a reporting period were required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. The adoption of ASU 2010-20 did not have a significant effect on the Company’s consolidated financial statements. ASU No. 2011-01, “Receivables (Topic 310) — Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to TDRs to coincide with the effective date of a proposed ASU related to TDRs, which was issued in April 2011, as described below.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU 2011-02). The provisions of ASU 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20. The provisions of ASU 2011-02 were first effective for the Company’s reporting period ended September 30, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1.  Basis of presentation and summary of significant accounting policies  – (continued)

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the FASB’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of ASU 2011-04 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption not permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-04 and does not expect it to have a material impact on the Company’s future consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of ASU 2011-05 and does not expect it to have a material impact on the Company’s future consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the consolidated financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components on net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The Company is in the process of evaluating the impact of adoption of ASU 2011-12 and does not expect it to have a material impact on the Company’s future consolidated financial statements.

2.  Capital raise and bulk sale of distressed assets

In January 2011, the Company completed a $177,000 capital raise (the Capital Raise). Capital Raise proceeds in the amount of approximately $167,900 (net of offering costs) were received on January 28, 2011, of which approximately $150,400 was contributed to the Bank. Approximately $15,000 of the Capital Raise proceeds were used to extinguish $68,558 of the Company’s junior subordinated debentures (the Debentures) and approximately $3,900 of accrued interest payable (see Note 11), resulting in a pre-tax extraordinary gain of approximately $54,900 ($32,839 after tax). During the second quarter of 2011, the Company received an additional $200 in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

2.  Capital raise and bulk sale of distressed assets  – (continued)

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Bank sold approximately $110,000 (carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2,000 of OREO (the Bulk Sale). In connection with the Bulk Sale, the Bank received approximately $58,000 in cash from the buyer, incurred approximately $3,000 in related closing costs, and recorded loan charge-offs totaling approximately $54,000. See Note 5 for discussion of the reserve for loan losses.

3.  Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB (approximately $4,645 and $5,898 at December 31, 2011 and 2010, respectively). Accordingly, the Bank complies with such requirements by holding cash on hand and maintaining average reserve balances on deposit with the FRB in accordance with such regulations.

4.  Investment securities

Investment securities at December 31, 2011 and 2010 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2011
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$190,016	$4,100	$239	$193,877
Non-agency MBS	4,028	93	6	4,115
U.S. Agency asset-backed securities	10,623	520	130	11,013
Mutual fund	471	30	—	501
	$205,138	$4,743	$375	$209,506
Held-to-maturity
Obligations of state and political subdivisions	$1,334	$78	$-	$1,412
2010
Available-for-sale
U.S. Agency MBS *	$95,622	$2,300	$621	$97,301
Non-agency MBS	5,051	15	28	5,038
U.S. Agency asset-backed securities	11,707	643	151	12,199
Mutual fund	456	16	—	472
	$112,836	$2,974	$800	$115,010
Held-to-maturity
Obligations of state and political subdivisions	$1,806	$98	$—	$1,904

* U.S. Agency MBS include private label MBS of approximately $13.6 million and $14.9 million at December 31, 2011 and December 2010, respectively, which are supported by FHA/VA collateral.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

4.  Investment securities  – (continued)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2011
U.S. Agency MBS	$20,039	$203	$3,428	$36	$23,467	$239
Non-agency MBS	603	6	—	—	603	6
U.S. Agency asset-backed securities	1,360	37	1,817	93	3,177	130
	$22,002	$246	$5,245	$129	$27,247	$375
2010
U.S. Agency MBS	$17,639	$472	$6,531	$149	$24,170	$621
Non-agency MBS	3,646	27	996	1	4,642	28
U.S. Agency asset-backed securities	—	—	3,788	151	3,788	151
	$21,285	$499	$11,315	$301	$32,600	$800

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at December 31, 2011 and 2010 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded for the years ended December 31, 2011 and 2010.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2011, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$346	$356	$310	$314
Due after one year through three years	—	—	828	883
Due after three years through five years	5,017	5,038	196	215
Due after five years through ten years	10,429	10,717	—	—
Due after ten years	188,875	192,894	—	—
Mutual fund	471	501	—	—
	$205,138	$209,506	$1,334	$1,412

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

4.  Investment securities  – (continued)

Investment securities with a carrying value of approximately $94,039 and $102,652 at December 31, 2011 and 2010, respectively, were pledged or in the process of being pledged, to secure various borrowings and for other purposes as required or permitted by law.

The Company had no sales of investment securities during the year ended December 31, 2011. The Company had no gross realized losses on sales of investment securities available-for-sale during the years ended December 31, 2010 and 2009. Gross realized gains on sales of investment securities available-for-sale during the years ended December 31, 2010 and 2009 are as disclosed in the accompanying consolidated statements of operations.

5.  Loans and reserve for credit losses

Loans receivable (including loans held for sale) at December 31, 2011 and 2010 consisted of the following:

	2011		2010
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$250,213	27.8%	$315,723	25.8%
Non-owner occupied and other	313,311	34.8	396,309	32.3
Total commercial real estate loans	563,524	62.6	712,032	58.1
Construction	60,971	6.8	158,463	12.9
Residential real estate	83,595	9.3	102,486	8.4
Commercial and industrial	150,637	16.7	205,692	16.8
Consumer	40,922	4.6	47,687	3.8
Total loans	899,649	100.0%	1,226,360	100.0%
Less:
Deferred loan fees	(2,085)		(2,647)
Reserve for loan losses	(43,905)		(46,668)
Loans, net	$853,659		$1,177,045

As discussed in Note 2, the Bank sold approximately $110,000 (carrying amount) of certain non-performing, substandard, and related performing loans during September 2011. Loans sold in connection with the Bulk Sale consisted primarily of commercial real estate (CRE) and construction loans.

Included in residential real estate loans at December 31, 2011 and 2010 were approximately $506 and $150, respectively, in mortgage loans held for sale.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern, and Northwest Oregon, as well as the Boise, Idaho area). As such, the Bank’s results of operations and financial condition are dependent upon the general trends in the economy and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 79% of the Bank’s loan portfolio at December 31, 2011 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions appear to be stabilizing, real estate prices are at markedly lower levels due to the severe recession of the past few years. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2011 and 2010, the portion of these loans participated to third-parties (which are not included in the accompanying consolidated financial statements) totaled approximately $22,432 and $54,114, respectively.

The Company has processes in place which require periodic reviews certain individual loans within the loan portfolio. These processes assess, among other criteria, adherence to certain lending policies and procedures designed to maintain an acceptable level of risk in the portfolio. The Company obtains an independent third-party review of its loan portfolio on a regular basis (generally, semi-annually) for quality and accuracy in underwriting loans. Results of these reviews are presented to management and the Board. This loan review process complements and reinforces the ongoing risk identification and assessment decisions made by the Bank’s lenders and credit personnel, as well as the Company’s policies and procedures. The Company’s portfolio reporting system supplements individual loan reviews by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Management reviews and approves all loan-related policies and procedures on a regular basis (generally, at least annually).

CRE loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be more adversely affected by conditions in real estate markets or in the general economy than other loan types.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

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

The reserve for credit losses consists of the reserve for loan losses and the reserve for unfunded lending commitments. The reserve for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in the Bank’s unfunded loan commitments and is recorded in other liabilities in the accompanying consolidated balance sheets. The reserve for loan losses is increased by charges to operating expense through the loan loss provision, and decreased by loans charged-off, net of recoveries. For purposes of analyzing loan portfolio credit quality and determining the reserve for loan losses, the Company identifies loan portfolio segments and classes based on the nature of the underlying loan collateral.

As described in Note 1, during 2011, the Company revised and continued to enhance its methodology for estimating the reserve for credit losses.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

Transactions in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the year ended December 31, 2011 were as follows:

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$14,338	$12,652	$4,116	$12,220	$2,966	$376	$46,668
Loan loss provision (credit)	29,908	22,019	4,196	17,724	1,512	(359)	75,000
Recoveries	119	1,551	164	1,453	305	—	3,592
Loans charged-off in the normal course of business	(3,501)	(5,536)	(2,238)	(13,626)	(2,386)	—	(27,287)
Loans charged-off as a result of the Bulk Sale (see Note 2)	(19,216)	(25,288)	(2,979)	(6,480)	(105)	—	(54,068)
Balance at end of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Reserve for unfunded loan commitments
Balance at beginning of year	$40	$—	$101	$523	$241	$36	$941
Provision (credit) for unfunded loan commitments	(12)	29	83	(36)	581	(36)	609
Balance at end of year	$28	$29	$184	$487	$822	$—	$1,550
Reserve for credit losses
Reserve for loan losses	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Reserve for unfunded loan commitments	28	29	184	487	822	—	1,550
Total reserve for credit losses	$21,676	$5,427	$3,443	$11,778	$3,114	$17	$45,455

Summary transactions in the reserve for credit losses for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Reserve for loan losses
Balance at beginning of year	$58,586	$47,166
Loan loss provision	24,000	134,000
Recoveries	9,112	3,745
Loans charged off	(45,030)	(126,325)
Balance at end of year	$46,668	$58,586
Reserve for unfunded loan commitments
Balance at beginning of year	$704	$1,039
Provision (credit) for unfunded loan commitments	237	(335)
Balance at end of year	$941	$704
Reserve for credit losses
Reserve for loan losses	$46,668	$58,586
Reserve for unfunded loan commitments	941	704
Total reserve for credit losses	$47,609	$59,290

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

The following table presents the reserve for loan losses and the recorded investment in loans, by portfolio segment and impairment method, at December 31, 2011 and 2010:

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
2011
Commercial real estate	$7,150	$14,498	$21,648	$48,649	$514,875	$563,524
Construction	350	5,048	5,398	5,454	55,517	60,971
Residential real estate	1,002	2,257	3,259	5,472	78,123	83,595
Commercial and industrial	2,563	8,728	11,291	11,521	139,116	150,637
Consumer	160	2,132	2,292	919	40,003	40,922
	$11,225	$32,663	43,888	$72,015	$827,634	$899,649
Unallocated			17
			$43,905
2010
Commercial real estate	$2,664	$11,674	$14,338	$57,868	$654,164	$712,032
Construction	10	12,642	12,652	45,250	113,213	158,463
Residential real estate	110	4,006	4,116	2,708	99,778	102,486
Commercial and industrial	4,091	8,129	12,220	24,998	180,694	205,692
Consumer	—	2,966	2,966	—	47,687	47,687
	$6,875	$39,417	46,292	$130,824	$1,095,536	$1,226,360
Unallocated			376
			$46,668

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

The following table presents, by portfolio class, an aging analysis of loans at December 31, 2011 and 2010:

	30 – 89 days past due	90 days or more past due	Total past due	Current	Total loans
2011
Commercial real estate:
Owner occupied	$—	$1,460	$1,460	$248,753	$250,213
Non-owner occupied	—	300	300	313,011	313,311
Total commercial real estate loans	—	1,760	1,760	561,764	563,524
Construction	330	2,940	3,270	57,701	60,971
Residential real estate	396	1,069	1,465	82,130	83,595
Commercial and industrial	2,174	1,545	3,719	146,918	150,637
Consumer	94	23	117	40,805	40,922
	$2,994	$7,337	$10,331	$889,318	$899,649
2010
Commercial real estate:
Owner occupied	$5,313	$5,405	$10,718	$305,005	$315,723
Non-owner occupied	16,706	10,263	26,969	369,340	396,309
Total commercial real estate loans	22,019	15,668	37,687	674,345	712,032
Construction	2,611	29,671	32,282	126,181	158,463
Residential real estate	1,070	1,496	2,566	99,920	102,486
Commercial and industrial	2,129	14,126	16,255	189,437	205,692
Consumer	157	7	164	47,523	47,687
	$27,986	$60,968	$88,954	$1,137,406	$1,226,360

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at December 31, 2011 and 2010.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

Information related to impaired loans, by portfolio class, at December 31, 2011 and 2010, was as follows:

	Impaired loans				Related allowance
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance
2011
Commercial real estate:
Owner occupied	$11,950	$2,598	$14,548	$14,548	$5,070
Non-owner occupied	32,797	1,304	34,101	37,121	2,080
Total commercial real estate loans	44,747	3,902	48,649	51,669	7,150
Construction	2,501	2,953	5,454	5,454	350
Residential real estate	3,537	1,935	5,472	5,473	1,002
Commercial and industrial loans	8,526	2,995	11,521	11,627	2,563
Consumer loans	919	—	919	919	160
	$60,230	$11,785	$72,015	$75,142	$11,225
2010
Commercial real estate:
Owner occupied	$18,051	$6,633	$24,684	$25,493	$1,422
Non-owner occupied	22,167	11,017	33,184	39,105	1,242
Total commercial real estate loans	40,218	17,650	57,868	64,598	2,664
Construction	273	44,977	45,250	67,865	10
Residential real estate	756	1,952	2,708	5,144	110
Commercial and industrial loans	10,757	14,241	24,998	26,529	4,091
	$52,004	$78,820	$130,824	$164,136	$6,875

At December 31, 2011 and 2010, the total recorded balance of impaired loans in the above table included $43,746 and $43,283, respectively of TDR loans which were not on non-accrual status.

The average recorded investment in impaired loans was approximately $114,000, $144,000, and $157,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2011, 2010, and 2009 was insignificant.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

Information with respect to the Company’s non-accrual loans, by portfolio class, at December 31, 2011 and 2010 was as follows:

	2011	2010
Commercial real estate:
Owner occupied	$1,930	$6,510
Non-owner occupied	299	10,883
Total commercial real estate loans	2,229	17,393
Construction	2,940	44,830
Residential real estate	1,397	1,952
Commercial and industrial	2,545	16,822
Total non-accrual loans	9,111	80,997
Accruing loans which are contractually past due 90 days or more	23	7
Total of nonaccrual and 90 days past due loans	$9,134	$81,004

The Company uses credit risk ratings which reflect the Bank’s assessment of a loan’s risk or loss potential. The Bank’s credit risk rating definitions along with applicable borrower characteristics for each credit risk rating are as follows:

Acceptable

The borrower is a reasonable credit risk and demonstrates the ability to repay the loan from normal business operations. Loans are generally made to companies operating in sound industries and markets with a normal competitive environment. The borrower tends to be involved in regional or local markets with adequate market share. The borrower’s financial performance has been consistent in normal economic times and has been average or better than average for its industry.

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

Special Mention

A Special Mention loan has potential weaknesses that may, if not checked or corrected, weaken the loan or inadequately protect the Bank’s position at some future date. Loans in this category are currently deemed by management of the Bank to be protected but reflect potential problems that warrant more than the usual management attention but do not justify a Substandard classification.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

Substandard

Substandard loans are those inadequately protected by the current sound net worth and paying capacity of the borrower and/or by the value of the pledged collateral, if any. Substandard loans have a high probability of payment default or they have other well defined weaknesses. They require more intensive supervision and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants.

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

The following table presents, by portfolio class, the recording investment in loans by internally assigned risk rating at December 31, 2011 and 2010:

	Loan grades				Total
	Acceptable	Watch	Special Mention	Substandard
2011
Commercial real estate:
Owner occupied	$160,184	$16,357	$30,054	$43,618	$250,213
Non-owner occupied	179,588	20,844	39,875	73,004	313,311
Total commercial real estate loans	339,772	37,201	69,929	116,622	563,524
Construction	23,225	5,439	17,775	14,532	60,971
Residential real estate	70,366	1,064	2,927	9,238	83,595
Commercial and industrial	109,311	6,408	5,747	29,171	150,637
Consumer	39,119	—	17	1,786	40,922
	$581,793	$50,112	$96,395	$171,349	$899,649
2010
Commercial real estate:
Owner occupied	$245,775	$12,741	$22,213	$34,994	$315,723
Non-owner occupied	289,670	41,105	21,318	44,216	396,309
Total commercial real estate loans	535,445	53,846	43,531	79,210	712,032
Construction	69,991	21,409	6,862	60,201	158,463
Residential real estate	89,600	2,169	4,291	6,426	102,486
Commercial and industrial	144,055	7,350	12,158	42,129	205,692
Consumer	46,465	116	637	469	47,687
	$885,556	$84,890	$67,479	$188,435	$1,226,360

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5.  Loans and reserve for credit losses  – (continued)

The following table presents, by portfolio segment, information with respect to the Company’s TDRs during the years ended December 31, 2011 and 2010:

	Loans restructured as TDRs		Loans restructured as TDRs, which subsequently defaulted
	Number of loans	TDR outstanding recorded investment	Number of loans	TDRs restructured in the period with a payment default
2011
Commercial real estate:	19	$23,300	—	$—
Construction	15	2,240	—	—
Residential real estate	30	4,133	—	—
Commercial and industrial loans	83	5,326	6	8,467
Consumer loans	108	919	4	62
	255	$35,918	10	$8,529
2010
Commercial real estate:	12	$18,091	—	$—
Construction	9	27,796	—	—
Residential real estate	1	756	—	—
Commercial and industrial loans	18	16,180	—	—
Consumer loans	—	—	2	776
	40	$62,823	2	$776

There was no change in the pre and post TDR outstanding recorded investment for loans restructured during the years ended December 31, 2011 and 2010. At December 31, 2011, and 2010, the Company had remaining commitments to lend on loans accounted for as TDRs of $33 and $95, respectively.

6.  Mortgage banking activities

Prior to 2010, the Bank sold a predominant share of the mortgage loans it originated into the secondary market. In late 2009, the Federal National Mortgage Association (FNMA) informed the Bank that — as a result of the Bank’s capital ratios falling below contractual requirements — the Bank no longer qualified as a FNMA designated mortgage loan seller or servicer and that the Bank had until December 31, 2009 to improve its capital ratios to meet FNMA’s requirements. As of December 31, 2009, the Bank had not met such requirements, and, accordingly, in 2010 FNMA terminated the Bank’s rights to originated and sell mortgage loans directly to FNMA. In addition, in 2010 FNMA terminated its mortgage servicing agreement with the Bank, and the Bank was no longer allowed to service FNMA loans. As a result of such actions, in April 2010 the Bank sold its MSRs, discontinued directly servicing mortgage loans that it originated, and began selling originations “servicing released”. “Servicing released” means that whoever the Bank sells the loan to will service or arrange for servicing of the loan. In connection with the sale of the Bank’s MSRs, the Bank entered into an agreement with FNMA. Under the terms of this agreement, management believes that the Bank will have no further recourse liability or obligation to FNMA in connection with the Bank’s original mortgage sales and servicing agreement with FNMA or any other recourse obligations to FNMA. The Bank recorded a loss on the sale of its MSRs of approximately $400, which is included in other non-interest expenses in the Company’s consolidated statement of operations for the year ended December 31, 2010.

On February 1, 2011, FNMA renewed its servicing agreement with the Bank as a result of the Bank’s improved regulatory capital status following the Capital Raise (see Note 2). Accordingly, the Bank may once again either directly service loans that it originates or may sell originated loans “servicing released”.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

6.  Mortgage banking activities  – (continued)

MSRs were insignificant at December 31, 2011 and 2010. There were no significant transactions in the Company’s MSRs for the year ended December 31, 2011. Transactions in the Company’s MSRs for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of year	$3,947	$3,605
Additions	25	1,873
Amortization	(378)	(1,531)
Sale of MSRs	(3,594)	—
Balance at end of year	$—	$3,947

Mortgage banking income, net, consisted of the following for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Origination and processing fees	$281	$410	$1,951
Gains on sales of mortgage loans, net	226	58	1,054
Servicing fees	10	541	1,353
Amortization	(4)	(378)	(1,531)
Mortgage banking income, net	$513	$631	$2,827

7.  Premises and equipment

Premises and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land	$9,148	$9,148
Buildings and leasehold improvements	30,644	30,355
Furniture and equipment	14,284	13,895
	54,076	53,398
Less accumulated depreciation and amortization	19,895	18,117
Premises and equipment, net	$34,181	$35,281

8.  CDI

As of December 31, 2011 the Company’s annual CDI impairment test determined that the Company’s remaining CDI of $3,436 was fully impaired (see Note 1). As of December 31, 2011, the Company recorded a one-time charge to non-interest expense to reflect this impairment. Previously, CDI was being amortized over its estimated useful life under the straight-line method. CDI totaled approximately $4,912 at December 31, 2010. Amortization expense related to the CDI during the years ended December 31, 2011, 2010 and 2009 totaled $1,476, $1,476 and $1,533, respectively.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

9.  OREO

Transactions in the Company’s OREO for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Balance at beginning of year	$39,536	$28,860	$52,727
Additions	10,523	38,860	26,059
Dispositions	(15,351)	(17,565)	(49,036)
Change in valuation allowance	(13,438)	(10,619)	(890)
Balances at end of year	$21,270	$39,536	$28,860

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Balance at beginning of year	$16,849	$6,230	$5,340
Additions to the valuation allowance	14,998	12,547	17,981
Reductions due to sales of OREO	(1,560)	(1,928)	(17,091)
Balance at end of year	$30,287	$16,849	$6,230

The following table summarizes OREO expenses for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Operating costs	$1,298	$2,000	$1,655
Losses on sales of OREO	1,640	69	3,504
Increases in valuation allowance	14,998	12,547	17,981
Total	$17,936	$14,616	$23,140

10.  Time deposits

Time deposits in amounts of $100,000 or more aggregated approximately $102,000 and $388,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled annual maturities of all time deposits were approximately as follows:

2012	$99,620
2013	41,998
2014	10,419
2015	8,229
2016	567
$160,833

The Bank is currently restricted under the terms of a regulatory order from accepting or renewing brokered deposits (see Note 20). At December 31, 2011 and 2010, the Bank did not have any wholesale brokered deposits. In addition, the Bank utilizes the Certificate of Deposit Registry Program (CDARSTM) to meet the needs of certain customers whose investment policies may necessitate or require FDIC insurance. At December 31, 2010, local relationship-based reciprocal CDARS deposits, which are also technically classified as brokered deposits, totaled $7,919; the Bank had no such deposits at December 31, 2011.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

10.  Time deposits  – (continued)

In addition, the Bank’s internet listing service deposits at December 31, 2010 totaled $293,328. Such deposits were generated by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In January and February 2011, the Bank exercised its option to call approximately $170,000 of its internet deposits. These time deposits had rates ranging from 0.50% to 2.00% and maturities ranging from March 2011 to January 2013. In December 2011, the Bank elected to repay its remaining internet deposits (approximately $28,000). These time deposits had rates ranging from 0.45% to 3.45% and maturities ranging from December 2011 to June 2014. In connection with these transactions, the Bank was required to pay interest through the scheduled maturity dates of the deposits, such interest aggregated approximately $282. Accordingly, the Bank had no internet deposits at December 31, 2011.

11.  Junior subordinated debentures

At December 31, 2010, the Company had four subsidiary grantor trusts for the purpose of issuing Trust Preferred Securities (TPS) and common securities. The common securities were purchased by the Company, and the Company’s investment in the common securities of $2,058 was included in accrued interest and other assets in the accompanying December 31, 2010 consolidated balance sheet. The weighted average interest rate of all TPS was 2.83% at December 31, 2010. The Debentures were issued with substantially the same terms as the TPS and were the sole assets of the related trusts. The Company’s obligations under the Debentures and related agreements, taken together, constituted a full irrevocable guarantee by the Company of the obligations of the trusts. As of December 31, 2010, the Company had $68,558 of Debentures, and approximately $3,735 of related accrued interest payable which is included in accrued interest and other liabilities in the accompanying December 31, 2010 consolidated balance sheet. In January 2011, the TPS, Debentures, and all related accrued interest were retired in connection with the completion of the Capital Raise (see Note 2). In connection with such retirement, the related trusts were also terminated.

12.  Other borrowings

The Bank is a member of the FHLB. As a member, the Bank has a committed borrowing line of credit up to 15% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At December 31, 2011 and 2010, the Bank had outstanding borrowings under the committed lines of credit totaling $60,000 and $195,000, respectively, with maturities at December 31, 2011 ranging from 2014 to 2017 and bearing a weighted-average rate of 3.13%. In February, May, and September 2011, the Bank repaid an aggregate of approximately $135,000 in FHLB advances with maturity dates during 2011 and early 2012. As a result of such early prepayments, the Company incurred prepayment penalties of $756. In addition, in December 2009, the Company elected to repay FHLB advances totaling approximately $48,500; in connection with the early repayment of these advances, the Company incurred prepayment penalties in 2009 totaling $2,081. At December 31, 2011, the Bank had $30,000 in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank, which is a reduction to the available line of credit with the FHLB. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities, and loans. At December 31, 2011, the Bank had additional available borrowings with the FHLB of approximately $90,000, based on eligible collateral. There can be no assurance that future advances will be allowed by the FHLB (see Note 20).

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

12.  Other borrowings  – (continued)

At December 31, 2011, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2014	$10,000
2015	25,000
2017	25,000
$60,000

At December 31, 2011, the Bank had no borrowings outstanding with the FRB and had approximately $26,000 in available short-term borrowings, collateralized by certain of the Bank’s loans and securities.

In September 2011, the Bank repaid in full $41,000 of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The Bank incurred penalties of $535 to prepay the debt. The costs included payment of interest through the originally scheduled maturity date of February 12, 2012, charge-off of the remaining issuance costs which were previously being amortized on a straight line basis, and charge-off of the remaining 1.00% per annum FDIC insurance assessment applicable to the TLGP debt. As of December 31, 2010, the Bank had $41,000 of TLGP debt outstanding.

As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $30,100 at December 31, 2011. The Bank had no such agreements at December 31, 2010. At December 31, 2011, the Company had no outstanding borrowings under these federal fund borrowing agreements.

13.  Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2011 and 2010, the Bank had no material commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments which are used to meet the financing needs of its customers is approximately as follows at December 31, 2011 and 2010:

	2011	2010
Commitments to extend credit	$149,452	$164,542
Commitments under credit card lines of credit	23,393	26,257
Standby letters of credit	3,201	3,013
Total off-balance sheet financial instruments	$176,046	$193,812

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
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

The Bank typically does not obtain collateral related to credit card commitments. Collateral held for other commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2011 and 2010, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.

Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2011, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2012	$1,929
2013	1,561
2014	1,087
2015	864
2016	463
Thereafter	4,785
$10,689

Total rental expense was approximately $2,217, $2,222, and $2,395 in 2011, 2010, and 2009, respectively.

Litigation

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities, including numerous matters related to loan collections and foreclosures. In the opinion of management, the ultimate disposition of these legal actions will not have a material adverse effect on the Company’s consolidated financial statements as of and for the year ended December 31, 2011.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

13.  Commitments, guarantees and contingencies  – (continued)

In August 2010, the Bank was sued in an asserted class action lawsuit. The lawsuit alleged that, in 2004, F&M (acquired by the Bank in 2006), acting as trustee, inappropriately disbursed the proceeds of three bond issuances, allegedly resulting years later in the bondholders’ loss of their collective investment of approximately $23,500. Recovery was sought on claims of breach of the indentures, breach of fiduciary duty, and conversion. In November 2010, the lawsuit was dismissed without prejudice for a lack of subject matter jurisdiction in federal court. Following dismissal of the federal action, the parties reached a stipulated agreement settling all claims. Based upon the stipulated settlement, a state court complaint was filed, the class was certified, the court preliminarily approved settlement on behalf of the class, notice to the class of the settlement was effectuated, no class member opted out or objected, the settlement was approved, and judgment was entered in January 2012 dismissing the class action with prejudice. Pursuant to the settlement agreement and judgment, the settlement funds, previously disbursed by the Bank to a third party escrow account in 2011, were disbursed from the escrow to class counsel in January 2012. The settlement amount of $1,700 is included in other expenses in the Company’s 2011 consolidated statement of operations.

In November 2010, a bankruptcy trustee filed an adversary proceeding against the Bank. The bankruptcy trustee claimed that the Bank violated the automatic stay by taking control of approximately $250 in the bankrupt entity’s accounts shortly after the bankruptcy filing, and, as a result, the Bank owed sanctions and damages. The parties reached a stipulated agreement settling all claims and a stipulation of dismissal was filed by the bankruptcy trustee in January 2012 dismissing the proceeding with prejudice. The amount of the settlement, paid by the Bank in December 2011, was not significant and such amount is included in other expenses in the Company’s consolidated 2011 statement of operations.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository and to the extent sufficient collateral is unavailable to repay public funds, the assessment attributable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged letters of credit issued by the FHLB which collateralizes public deposits not otherwise insured by the FDIC. At December 31, 2011 there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss, and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company. Management believes that under the terms of such agreements, the Capital Raise (see Note 2) did not meet the criteria to qualify as a change in control.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

14.  Income taxes

The provision (credit) for income taxes for the years ended December 31, 2011, 2010, and 2009 was approximately as follows:

	2011	2010	2009
Current:
Federal	$88	$216	$(42,113)
State	257	330	360
	345	546	(41,753)
Deferred	10,027	(10,027)	22,168
Provision (credit) for income taxes	$10,372	$(9,481)	$(19,585)

The provision (credit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Expected federal income tax credit at statutory rates	$(12,547)	$(8,097)	$(47,045)
State income taxes, net of federal effect	(2,184)	(1,240)	(7,090)
Effect of nontaxable income, net	(670)	(311)	(441)
Valuation allowance for deferred tax assets	25,036	598	35,517
Other, net	737	(431)	(526)
Provision (credit) for income taxes	$10,372	$(9,481)	$(19,585)

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

14.  Income taxes  – (continued)

The significant components of the net deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$19,126	$20,183
Deferred benefit plan expenses, net	7,854	6,392
Federal and state net operating loss and other carryforwards	13,146	14,711
Tax credit carryforwards	880	1,589
Allowance for losses on OREO	13,100	8,015
Accrued interest on non-accrual loans	1,177	1,208
Purchased intangibles related to CBGP	174	—
Other	721	610
Deferred tax assets	56,178	52,708
Valuation allowance for deferred tax assets	(52,461)	(36,115)
Deferred tax assets, net of valuation allowance	3,717	16,593
Deferred tax liabilities:
Accumulated depreciation and amortization	1,668	1,870
Deferred loan fees	908	1,350
Purchased intangibles related to F&M and CBGP	—	1,796
FHLB stock dividends	565	580
Net unrealized gains on investment securities available-for-sale	1,660	826
Other	576	970
Deferred tax liabilities	5,377	7,392
Net deferred tax assets (liabilities)	$(1,660)	$9,201

The Company recorded an income tax provision of $10,372 in 2011 which includes $22,094 related the extraordinary gain on the extinguishment of the Debentures, a credit for income taxes of $21,749 related to the Company’s loss from operations excluding the extraordinary gain, and a provision of $10,027 related to increasing the valuation allowance.

At December 31, 2011, the Company had deferred tax assets of $10,932 for federal net operating loss carry-forwards which will expire in 2030 and 2031, $678 for charitable contribution carry-forwards which will expire in 2015 and 2016, $706 for federal tax credits which will expire at various dates from 2028 to 2031, and $55 for a federal alternative minimum tax credit which has no expiration date. Also, at December 31, 2011, the Company had deferred tax assets of $2,214 for state and local net operating loss carry-forwards which will expire at various dates from 2014 to 2031 and $120 for state tax credits which will expire in 2016.

In the first quarter of 2011, the issuance of common stock in connection with the Capital Raise resulted in an “ownership change” pursuant to Internal Revenue Code Section 382. As a result, the utilization of certain net operating loss and tax credit carry-forwards and certain built in losses are subject to an annual limitation. The $3,308 tax effect of the federal net operating losses, the $900 tax effect of the state and local net operating losses and the $540 of the federal tax credits are subject to the annual limitation. The annual limitation also resulted in certain deferred tax assets being permanently impaired — and the related deferred tax asset and valuation allowance have been written off in 2011 — and more may be limited or impaired in

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

14.  Income taxes  – (continued)

the future. During 2011, such amounts written-off by the Company due to Section 382 annual limitations included state and local net operating losses of $7,346 and state tax credits of $1,138.

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $52,461 and $36,115, respectively. Management determined the amount of the valuation allowance at December 31, 2011 and 2010 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The increase in the valuation allowance of $16,346 from 2010 resulted from changes in temporary differences between the financial statement and tax recognition of revenue and expenses. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company files a U.S. federal income tax return, state income tax returns in Idaho and Oregon, and local income tax returns in various jurisdictions. The Internal Revenue Service (IRS) has audited the 2009 federal income tax return. The IRS issued a final audit report related to the 2009 audit in 2011. As a result of this audit, the Company made a payment to the IRS of $779 during 2011. The state and local returns remain open to examination for 2008 and all subsequent years. During 2011, the Company did not receive any income tax refunds; however in 2010 the Company received total refunds of $43,613 related to carry-backs of federal net operating losses incurred in 2009 and 2008.

The Company has evaluated its income tax positions as of December 31, 2011 and 2010. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of operations. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2011, 2010 or 2009.

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

15.  Basic and diluted loss per common share  – (continued)

The numerators and denominators used in computing basic and diluted loss per common share for the years ended December 31, 2011, 2010, and 2009 can be reconciled as follows:

	2011	2010	2009
Net loss before extraordinary net gain	$(80,115)	$(13,655)	$(114,829)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	32,839	—	—
Net loss	$(47,276)	$(13,655)	$(114,829)
Weighted-average shares outstanding – basic	43,628,044	2,804,831	2,800,111
Weighted-average shares outstanding – diluted	N/A	N/A	N/A
Common stock equivalent shares excluded due to antidilutive effect	114,593	48,141	12,319
Basic and diluted net income (loss) per common share:
Loss before extraordinary net gain	$(1.83)	$(4.87)	$(41.01)
Extraordinary net gain	0.75	—	—
Net loss	$(1.08)	$(4.87)	$(41.01)

16.  Transactions with related parties

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank’s business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans, and commitments to loan, to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectability or present any other unfavorable features.

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2011 and 2010 was approximately as follows:

	2011	2010
Balance at beginning of year	$594	$1,078
Additions	368	1,001
Repayments	(834)	(1,220)
Retirement of Board member	—	(265)
Balance at end of year	$128	$594

The Company incurred approximately $446 of legal fees to legal firms in which certain directors were partners during the year ended December 31, 2009. Such legal fees were insignificant for the years ended December 31, 2011 and 2010.

17.  Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

17.  Benefit plans  – (continued)

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $239 and $197 for the years ended December 31, 2011 and 2009, respectively. The Company made no contributions to the Plan for 2010.

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2011 and 2010 was approximately $8,096 and $7,816, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $26,587 and $25,654 at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $3,933 and $3,701, respectively. During January 2010, two Board members withdrew an aggregate of approximately $386 from their deferred compensation accounts. During 2009, the same two Board members received withdrawals from their deferred compensation accounts aggregating a total of approximately $400. All such withdrawals were pre-approved by the FDIC. The amount of expense charged to operations in 2011, 2010, and 2009 related to the deferred compensation plans was approximately $361, $116, and $486, respectively. As of December 31, 2011 and 2010, the liabilities related to the salary continuation and SERP plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $13,475 and $9,948, respectively. The amount of expense charged to operations in 2011, 2010, and 2009 for the salary continuation, SERP, and fee continuation plans was approximately $3,761, $1,271, and $1,257, respectively. The increase in 2011 was primarily attributable to a change in the estimated periods over which future benefits will be paid. For financial reporting purposes, such expense amounts have not been adjusted for income earned on the BOLI policies.

18.  Stock-based compensation plans

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board or the Compensation Committee of the Board (the Compensation Committee). In April 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the 2008 Plan). The 2008 Plan authorized the Board to issue up to an additional 100,000 shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. In addition, in April 2011, the shareholders approved an increase in the common stock reserved under the 2008 Plan from 1,000,000 shares to 6,000,000 shares. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

18.  Stock-based compensation plans  – (continued)

(including incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (NSOs)), restricted stock, restricted stock units, stock appreciation rights, and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate, and retain employees, executive officers, non-employee directors, and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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

At December 31, 2011, 4,914,257 shares reserved under the stock-based compensation plans were available for future grants.

The Company did not grant any stock options in 2011 or 2009. During 2010, the Company granted 77,075 stock options with a weighted-average grant date fair value of approximately $4.30 per option. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2010:

Dividend yield	0.0%
Expected volatility	78.1%
Risk-free interest rate	3.1%
Expected option lives	8 years

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

18.  Stock-based compensation plans  – (continued)

The following table presents the activity related to options under all plans for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price
Balance at beginning of year	156,522	$68.26	99,062	$121.80	108,909	$120.50
Granted	—	—	77,075	5.71	—	—
Cancelled/forfeited	(5,715)	74.78	(19,615)	92.49	(9,847)	115.40
Expired	(6,437)	48.00	—	—	—	—
Balance at end of year	144,370	$68.90	156,522	$68.26	99,062	$121.80
Exercisable at end of year	73,345		54,806		52,666

Stock-based compensation expense related to stock options for the years ended December 31, 2011, 2010, and 2009 was approximately $144, $399, and $593, respectively. As of December 31, 2011, unrecognized compensation cost related to nonvested stock options totaled $144, which is expected to be recognized in 2012.

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2011 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price
Under $50.00	71,025	$5.71	8.2	—	$—
$50.01-$80.00	8,292	69.05	0.2	8,292	69.05
$80.01-$120.00	38,474	97.77	4.5	38,474	97.77
$120.01-$160.00	12,956	135.36	2.3	12,956	135.37
$160.01-$220.00	3,689	206.29	4.1	3,689	206.29
$220.01-$279.00	9,934	271.06	5.1	9,934	271.06
	144,370	$68.90	5.9	73,345	$130.09

The Company has also granted awards of nonvested restricted stock. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2011:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of December 31, 2010	47,686	$34.96
Granted	134,409	7.09
Vested	(43,231)	10.13
Nonvested as of December 31, 2011	138,864	$15.72

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

18.  Stock-based compensation plans  – (continued)

Nonvested restricted stock is scheduled to vest over a three year period and as of December 31, 2011 has a remaining vesting term of approximately three years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of December 31, 2011, unrecognized compensation cost related to nonvested restricted stock totaled approximately $589, which is expected to be recognized over the next three years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2011, 2010, and 2009 was $505, $447, and $665, respectively.

The Company has also granted awards of restricted stock units (RSUs). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the years ended December 31, 2011, 2010, and 2009. There was no unrecognized compensation cost related to RSUs at December 31, 2011, 2010, and 2009, as all RSUs were fully-vested. There were 5,695 RSUs granted during the year ended December 31, 2011, and there were no RSUs cancelled. There were no RSUs granted or cancelled during the year ended December 31, 2010. There were 8,840 RSUs granted during the year ended December 31, 2009, and there were no RSUs cancelled. At December 31, 2011 there were 6,876 of fully-vested RSUs outstanding, with a weighted-average grant date fair value of $8.45 per share. At December 31, 2010 and 2009, there were 1,181 fully vested RSUs outstanding, with a weighted-average grant date fair value of $40.72 per share.

During January and February 2011, the Company granted 46,794 additional shares of restricted stock units with a weighted-average grant date fair value of $5.82 per share, which vest during 2014 and 2015. During the same period, the Company also issued 19,412 stock options with a weighted-average grant date fair value of approximately $4.25 per option. These stock options vest in 2014.

19.  Fair value

GAAP establishes a hierarchy for determining fair value measurements, includes three levels, and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:

•	Level 1: Fair value of the asset or liability is determined using inputs that are unadjusted quoted prices in active markets — that the Company has the ability to access at the measurement date — for identical assets or liabilities. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•	Level 2: Fair value of the asset or liability is determined using inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs derived principally from, or corroborated by, observable market data by correlation or other means.
•	Level 3: Fair value of the asset or liability is determined using unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally-developed models that primarily use, as inputs, observable

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

19.  Fair value  – (continued)

market-based parameters. Valuation adjustments may be made to ensure that assets and liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the consolidated balance sheet date may differ significantly from the amounts presented herein.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring or nonrecurring basis, as well as the general classification of such instruments pursuant to GAAP’s valuation hierarchy:

Investment securities available-for-sale: Where unadjusted quoted prices for identical assets are available in an active market, investment securities available-for-sale are classified within level 1 of the hierarchy. If unadjusted quoted market prices for identical securities are not available, then fair values are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows. The Company has categorized its investment securities available-for-sale as level 2, since a majority of such securities are MBS which are mainly priced in this latter manner.

Impaired loans: In accordance with GAAP, certain impaired loans, are reported at estimated fair value on a nonrecurring basis,including impaired loans measured at an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuations which are then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3.

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value is generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value. Since many recent real estate sales could be termed “distressed sales”, and since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates. Estimated costs to sell OREO are based on standard market factors. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5,000 general valuation allowance allocated among homogenous groupings of OREO properties, (see Note 1). The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

19.  Fair value  – (continued)

The Company’s only assets measured at fair value on a recurring basis at December 31, 2011 and 2010 were as follows:

	Level 1	Level 2	Level 3
2011
Investment securities available-for-sale	$—	$209,506	$—
2010
Investment securities available-for-sale	$—	$115,010	$—

Certain assets, such as impaired loans and OREO, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). In addition, see Note 8 for discussion of impairment testory of CDI at December 31, 2011. The following table represents the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2011 and 2010:

	Level 1	Level 2	Level 3
2011
Impaired loans with specific valuation allowances	$—	$—	$39,436
OREO		—	21,270
	$—	$—	$60,706
2010
Impaired loans with specific valuation allowances	$—	$—	$52,004
OREO	—	—	39,536
	$—	$—	$91,540

Other than the establishment of a general valuation allowance on OREO at December 31, 2011, the Company did not change the methodology used to determine fair value for any assets or liabilities during the years ended December 31, 2011 and 2010. In addition, the Company did not have any transfers between level 1, level 2, or level 3 during these periods.

The following disclosures are made in accordance with the provisions of GAAP, which require the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2011 and 2010.

Because GAAP excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

19.  Fair value  – (continued)

The Company uses the following methods and assumptions to estimate the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount approximates the estimated fair value of these instruments.

Investment securities: See above description.

FHLB stock: The carrying amount approximates the estimated fair value of this investment.

Loans: The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using December 31, 2011 and 2010 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Fair values for impaired loans are estimated using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral less estimated costs to sell (if collateral dependent) as described above.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

Deposits: The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. The the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2011 and 2010 rates offered on those instruments.

Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt: During the first quarter of 2011 the Debentures and related accrued interest were extinguished (see Notes 2 and 11). As of December 31, 2010, the fair value of the Company’s Debentures was adjusted to reflect the anticipated extinguishment of such Debentures for cash. The fair value of other borrowings (including federal funds purchased, if any) and TLGP senior unsecured debt as of December 31, 2010 were estimated using discounted cash flow analyses based on the Bank’s December 31, 2011 and December 31, 2010 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

19.  Fair value  – (continued)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2011 and 2010 were approximately as follows:

	2011		2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$128,439	$128,439	$271,264	$271,264
Investment securities:
Available-for-sale	209,506	209,506	115,010	115,010
Held-to-maturity	1,334	1,412	1,806	1,904
FHLB stock	10,472	10,472	10,472	10,472
Loans, net	853,659	877,742	1,177,045	1,173,304
BOLI	34,683	34,683	33,470	33,470
Financial liabilities:
Deposits	1,086,827	1,088,210	1,376,899	1,380,965
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	60,000	65,646	304,558	256,499

20.  Regulatory matters

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bancorp’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At December 31, 2011 management believes that the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations. At December 31, 2011, Bancorp did not meet the 10% Tier 1 leverage ratio requirement per the Written Agreement, and is considered “adequately capitalized” under the applicable regulations. At December 31, 2010, Bancorp and the Bank did not meet the regulatory benchmarks to be “adequately capitalized” under the applicable regulations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

20.  Regulatory matters  – (continued)

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities (DFCS) which requires the Bank to take certain measures to improve its safety and soundness.

In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order (the Order) against the Bank based on certain findings from an examination of the Bank concluded in February 2009 based upon financial and lending data measured as of December 31, 2008 (the ROE). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and assure that its reserve for loan losses is maintained at an appropriate level.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2011, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of December 31, 2011, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital had been met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of December 31, 2011, the Bank’s primary liquidity ratio was 24.09%.

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

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the Written Agreement), which requires the Bank to take certain measures to improve its safety and soundness. Under the Written Agreement, the Bank is required to develop and submit for approval, a plan to maintain sufficient capital at the Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As December 31, 2011, Bancorp did not meet the 10% Tier 1 leverage ratio requirement per the Written Agreement, and is therefore required to file an updated capital plan to FRB and DFCS in this regard.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

20.  Regulatory matters  – (continued)

Bancorp’s actual and required capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2011:
Tier 1 leverage (to average assets)	$130,172	9.4%	$55,260	4.0%	$69,076	5.0	%(1)
Tier 1 capital (to risk-weighted assets)	130,172	13.0	39,917	4.0	59,875	6.0
Total capital (to risk-weighted assets)	143,067	14.3	79,834	8.0	99,792	10.0
2010:
Tier 1 leverage (to average assets)	$7,158	0.4%	$70,257	4.0%	$87,821	5.0	%(1)
Tier 1 capital (to risk-weighted assets)	7,158	0.5	53,451	4.0	80,176	6.0
Total capital (to risk-weighted assets)	14,316	1.1	106,902	8.0	133,627	10.0

(1)	Pursuant to the Written Agreement, in order to be deemed “well-capitalized,” Bancorp must maintain a Tier 1 leverage ratio of at least 10.00%.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

20.  Regulatory matters  – (continued)

The Bank’s actual and required capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimumto be “well capitalized”under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2011:
Tier 1 leverage (to average assets)	$151,567	10.8%	$56,107	4.0%	$140,268	10.0% (1)
Tier 1 capital (to risk-weighted assets)	151,567	14.9	40,801	4.0	61,202	6.0
Total capital (to risk-weighted assets)	164,735	16.2	81,603	8.0	102,004	10.0
2010:
Tier 1 leverage (to average assets)	$75,662	4.3%	$70,145	4.0%	$175,364	10.0% (1)
Tier 1 capital (to risk-weighted assets)	75,662	5.7	53,497	4.0	80,245	6.0
Total capital (to risk-weighted assets)	92,768	6.9	106,993	8.0	133,742	10.0

(1)	Pursuant to the Order, in order to be deemed “well capitalized”, the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

21.  Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$512	$343
Investment in subsidiary	154,276	81,462
Other assets	177	2,228
Total assets	$154,965	$84,033
Liabilities and stockholders’ equity:
Junior subordinated debentures	$—	$68,558
Other liabilities	22,084	5,419
Stockholders’ equity	132,881	10,056
Total liabilities and stockholders’ equity	$154,965	$84,033

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

21.  Parent company financial information  – (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010	2009
Income:
Interest income	$6	$6	$5
Expenses:
Administrative	758	1,071	1,569
Interest	158	2,031	2,287
Other	257	587	538
Total expenses	1,173	3,689	4,394
Loss before income taxes, extraordinary net gain, and equity in undistributed net losses of subsidiary	(1,167)	(3,683)	(4,389)
Credit for income taxes	—	—	1,669
Loss before extraordinary net gain and equity in undistributed net losses of subsidiary	(1,167)	(3,683)	(2,720)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	32,839	—	—
Gain (loss) before equity in undistributed net losses of subsidiary	31,672	(3,683)	(2,720)
Equity in undistributed net losses of subsidiary	(78,948)	(9,972)	(112,109)
Net loss	$(47,276)	$(13,655)	$(114,829)

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

21.  Parent company financial information  – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(47,276)	$(13,655)	$(114,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss of subsidiary	78,948	9,972	112,109
Stock-based compensation expense	649	846	1,258
Increase in other assets	(6)	(5)	(6)
(Decrease) increase in other liabilities	(5,431)	669	1,564
Net cash provided by (used in) operating activities before extraordinary gain	26,884	(2,173)	96
Extraordinary gain on extinguishment of junior subordinated debentures, net of tax	(32,839)	—	—
Net cash provided by (used in) operating activities	(5,955)	(2,173)	96
Cash flows provided by investing activities –
Investment in subsidiary	(150,400)	—	—
Cash flows from financing activities:
Tax effect of nonvested restricted stock	17	(147)	(130)
Proceeds from issuance of common stock	168,074	—	—
Extinguishment of junior subordinated debentures, net	(11,567)	—	—
Net cash provided by (used in) financing activities	156,524	(147)	(130)
Net increase (decrease) in cash and cash equivalents	169	(2,320)	(34)
Cash and cash equivalents at beginning of year	343	2,663	2,697
Cash and cash equivalents at end of year	$512	$343	$2,663

These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Controls

During 2011, the Company had no changes to identified internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those described below.

Management’s Report on Internal Control Over Financial Reporting

Management of Cascade Bancorp and its subsidiary, Bank of the Cascades, is responsible for preparing the Company’s annual consolidated financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States and regulatory reporting instructions set forth in the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Company’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting presented in conformity with both generally accepted accounting principles and call report instructions as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —
Integrated Framework. Based on this assessment as of December 31, 2011, the Company did not maintain effective internal controls over financial reporting due the existence of a material weakness in internal controls. The following more fully describes the control deficiency that led to management’s conclusion:

Reserve for Loan Losses

Management has concluded a material weakness in internal control over financial reporting exists as of its Annual Report on Form 10-K for the year ended December 31, 2011 with respect to the Company’s estimate of the reserve for loan losses. Management has refined and enhanced its model in 2011 and concluded that a sufficient period of time subsequent to December 31, 2011 had not yet elapsed to provide the required remediation evidence that the revised controls were operating effectively.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for credit losses. The reserve for credit losses at December 31, 2011 is significantly affected by the enhancements to the Company’s ALLL methodology as well as by the inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans as it relates to its historical loss factors. The enhanced methodology did not change the Company’s conclusion that the total reserve for credit losses was sufficient to cover losses inherent in the loan portfolio. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Delap LLP, the independent registered public accounting firm who has also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Delap LLP’s report on the Company’s internal control over financial reporting appears on page 106 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the internal control over financial reporting of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, “the Company”), as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

During the year ended December 31, 2011, the Company continued to refine and enhance its model for calculating the reserve for loan losses by modifying its calculation of historical loss factors and augmenting the qualitative and judgmental factors used to estimate losses inherent in the loan portfolio. However, a sufficient period of time subsequent to December 31, 2011 has not yet elapsed to provide the required remediation evidence that the related controls over the revised and enhanced model were operating effectively, as required in accordance with the standards of the Public Company Accounting Oversight Board (United States).

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 26, 2012 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 26, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Delap LLP

Lake Oswego, Oregon
March 26, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our directors, named executive officers, and board committees required by this Item 10 may be found in our Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012 (the “Proxy Statement”) under the captions “Proposal 1 Election of Directors,” “Committees of the Board” and “Executive Officers” and is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted a written Code of Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. If we make any substantive amendments to the Code of Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver in a report on Form 8-K. The information in the Proxy Statement set forth under the caption “Code of Conduct and Ethics” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information in the Proxy Statement set forth under the captions “Director Compensation for 2011” and “Executive Compensation” (including the separately captioned tables) is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 may be found in our Proxy Statement under the captions “The Board of Directors Composition and Responsibilities” and “Certain Relationship and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accounting fees and services appears in the Proxy Statement under the heading “Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)	The following financial statements are included in Part II, Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2011 and 2010
•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009
•	Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2011, 2010, and 2009
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009
•	Notes to Consolidated Financial Statements
(2)	Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15 (a)(1) above.
(3)	We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

3.1	Articles of Incorporation of Cascade Bancorp, as amended (Filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011, and incorporated herein by reference)
†3.2	Amended and Restated Bylaws of Cascade Bancorp
*10.1	1994 Incentive Stock Option Plan (Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB, filed with the SEC in January 1994, and incorporated herein by reference)
*10.2	Incentive Stock Option Plan Letter Agreement (Entered into between the registrant and certain employees pursuant to the registrant’s 1994 Incentive Stock Option Plan) (Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB, filed with the SEC in January 1994, and incorporated herein by reference)
*10.3	Deferred Compensation Plans (Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995) (Filed as Exhibit 10.5 to the registrant’s Form 10-KSB, filed with the SEC on March 28, 1996 (File No. 000-23322), and incorporated herein by reference)
*10.4	2002 Equity Incentive Plan (Filed as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8/A, filed with the SEC on April 23, 2003 (File No. 333-87884), and incorporated herein by reference)
*10.5	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Patricia L. Moss, entered into February 18, 2008 (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008, and incorporated herein by reference)
*10.6	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Gregory D. Newton entered into February 18, 2008 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008, and incorporated herein by reference)

*10.7	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Peggy L. Biss entered into February 18, 2008 (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008, and incorporated herein by reference)
†*10.8	Supplemental Employee Retirement Plan between Bank of the Cascades and Patricia L. Moss entered into February 28, 2008.
†*10.9	Supplemental Employee Retirement Plan between Bank of the Cascades and Michael J. Delvin entered into March 3, 2008.
†*10.10	Supplemental Employee Retirement Plan between Bank of the Cascades and Gregory D. Newton entered into March 20, 2008.
†*10.11	First Amended and Restated Change in Control Agreement between Cascade Bancorp, Bank of the Cascades, and Michael J. Delvin entered into December 15, 2008.
10.12	Agreement, together with Order to Cease and Desist dated August 27, 2009 (Order to Cease and Desist filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2009, and incorporated herein by reference)
†10.13	Written Agreement dated October 26, 2009 between Cascade Bancorp, Federal Reserve Bank of San Francisco and Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities
10.14	Letter Agreement dated October 26, 2009 between the Company and Cohen & Company Financial Management, LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 29, 2009, and incorporated herein by reference)
10.15	Exchange Agreement dated November 11, 2010, among Cascade Bancorp, Cohen & Company Financial Management, LLC, ATP Management LLC and Alesco Preferred Funding XIV, Ltd. (Filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011, and incorporated herein by reference)
10.16	Exchange Agreement dated November 11, 2010, among Cascade Bancorp, Cohen & Company Financial Management, LLC, ATP Management LLC and Alesco Preferred Funding XI, Ltd. (Filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011, and incorporated herein by reference)
10.17	Exchange Agreement dated November 11, 2010, among Cascade Bancorp, Cohen & Company Financial Management, LLC, and Alesco Preferred Funding VI, Ltd. (Filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011, and incorporated herein by reference)
10.18	Exchange Agreement dated November 11, 2010, among Cascade Bancorp, Cohen & Company Financial Management, LLC, ATP Management LLC and Alesco Preferred Funding X, Ltd. (Filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011, and incorporated herein by reference)
10.19	Amended and Restated Securities Purchase Agreement between Cascade Bancorp and David F. Bolger, dated November 16, 2010 (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.20	Amended and Restated Securities Purchase Agreement between Cascade Bancorp and BOTC Holdings LLC, dated November 16, 2010 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.21	Securities Purchase Agreement between Cascade Bancorp and LG C-Co, LLC, dated November 16, 2010 (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)

10.22	Securities Purchase Agreement between Cascade Bancorp and WLR CB AcquisitionCo LLC, dated November 16, 2010 (Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.23	Securities Purchase Agreement between Cascade Bancorp and Weichert Enterprise LLC, Michael F. Rosinus R/O IRA, Keefe Ventures Fund LP, Alden Global Value Recovery Master Fund, L.P. and Cougar Trading, LLC, dated November 16, 2010 (Filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
**†10.24	Commercial Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated as of September 22, 2011
†10.25	Residential Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated as of September 22, 2011
10.26	Registration Rights Agreement, dated as of April 20, 2011, by and among Cascade Bancorp and Michael F. Rosinus R/O IRA (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 26, 2011, and incorporated herein by reference)
*10.27	Form of Indemnification Agreement by and between Cascade Bancorp and certain of its directors (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2011, and incorporated herein by reference)
*10.28	Form of Indemnification Agreement by and between Bank of the Cascades and certain of its directors (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2011, and incorporated herein by reference)
10.29	Registration Rights Agreement, dated as of January 28, 2011, by and among Cascade Bancorp and the Investors party thereto (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2011, and incorporated herein by reference)
10.30	Shareholders Agreement dated December 27, 2005, by and among Cascade Bancorp, David F. Bolger and Two-Forty Associates (Filed as Exhibit 4 to the Schedule 13D filed by Mr. David Bolger and Two-Forty Associates on April 27, 2006 (File No. 005-81598) and incorporated herein by reference)
10.31	2008 Performance Incentive Plan (Filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on May 21, 2008 (File No. 333-151065), and incorporated herein by reference)
†21.1	Subsidiaries of the registrant
†23.1	Consent of Independent Registered Public Accounting Firm
†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-4(a)
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-4(a)
††32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	Application is being made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment is being requested are being filed separately with the Securities and Exchange Commission.
†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terry E. Zink Terry E. Zink, CEO and President, Director (Principal Executive Officer)	March 27, 2012 Date
/s/ Gary L. Hoffman Gary L. Hoffman, Director, Chairman	March 27, 2012 Date
/s/ Patricia L. Moss Patricia L. Moss, Director, Vice Chairman	March 27, 2012 Date
/s/ Jerol E. Andres Jerol E. Andres, Director	March 27, 2012 Date
/s/ Chris Casciato Chris Casciato, Director	March 27, 2012 Date
/s/ Michael J. Connolly Michael J. Connolly, Director	March 27, 2012 Date
/s/ Henry H. Hewitt Henry H. Hewitt, Director	March 27, 2012 Date
/s/ Judith A. Johansen Judith A. Johansen, Director	March 27, 2012 Date
/s/ J. LaMont Keen J. LaMont Keen, Director	March 27, 2012 Date
/s/ James B. Lockhart III James B. Lockhart III, Director	March 27, 2012 Date
/s/ Ryan R. Patrick Ryan R. Patrick, Director	March 27, 2012 Date
/s/ Thomas M. Wells Thomas M. Wells, Director	March 27, 2012 Date
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2012 Date