Form 10-Q
period 2012-03-31
CASCADE BANCORP
filed 2012-05-04
CIK 865911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,257,728 shares of no par value Common Stock as of April 23, 2012.

CASCADE BANCORP & SUBSIDIARY

FORM 10-Q

QUARTERLY REPORT

MARCH 31, 2012

INDEX

PART I: FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	March 31, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations:
	Three months ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income:
	Three months ended March 31, 2012 and 2011	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity:
	Three months ended March 31, 2012 and 2011	7

	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2012 and 2011	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	39

Item 4.	Controls and Procedures.	39

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 5	Other Information	40

Item 6.	Exhibits	40

SIGNATURES		41

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$24,838	$33,657
Interest bearing deposits	111,816	94,759
Federal funds sold	23	23
Total cash and cash equivalents	136,677	128,439
Investment securities available-for-sale	241,760	209,506
Investment securities held-to-maturity, estimated fair value of $1,404
($1,412 in 2011)	1,334	1,334
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	825,886	853,659
Premises and equipment, net	33,870	34,181
Bank-owned life insurance (BOLI)	34,957	34,683
Other real estate owned (OREO), net	18,086	21,270
Accrued interest and other assets	9,339	9,906
Total assets	$1,312,381	$1,303,450

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$384,809	$371,662
Interest bearing demand	519,753	520,612
Savings	35,483	33,720
Time	153,637	160,833
Total deposits	1,093,682	1,086,827
FHLB borrowings	60,000	60,000
Accrued interest and other liabilities	24,643	23,742
Total liabilities	1,178,325	1,170,569

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
47,244,019 issued and outstanding (47,236,725 in 2011)	329,169	329,056
Accumulated deficit	(197,825)	(198,884)
Accumulated other comprehensive income	2,712	2,709
Total stockholders' equity	134,056	132,881
Total liabilities and stockholders' equity	$1,312,381	$1,303,450

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Operations

Three Months ended March 31, 2012 and 2011

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Interest income:
Interest and fees on loans	$13,113	$16,906
Interest on investments	1,403	1,244
Other investment income	80	154
Total interest income	14,596	18,304

Interest expense:
Deposits:
Interest bearing demand	372	585
Savings	9	17
Time	616	2,025
Other borrowings	474	1,343
Total interest expense	1,471	3,970

Net interest income	13,125	14,334
Loan loss provision	1,100	5,500
Net interest income after loan loss provision	12,025	8,834

Noninterest income:
Service charges on deposit accounts	870	1,188
Card issuer and merchant services fees, net	589	575
Earnings on BOLI	274	271
Mortgage banking income, net	648	63
Other income	585	571
Total noninterest income	2,966	2,668

Noninterest expense:
Salaries and employee benefits	7,671	7,339
Occupancy	1,153	1,183
Equipment	373	386
Communications	368	427
FDIC insurance	695	1,129
OREO	684	1,588
Professional services	852	1,575
Other expenses	2,112	2,016
Total noninterest expense	13,908	15,643

Income (loss) before income taxes and extraordinary net gain	1,083	(4,141)
Provision (credit) for income taxes	25	(2,346)
Income (loss) before extraordinary net gain	1,058	(1,795)

Extraordinary gain on extinguishment of junior
subordinated debentures, net of income taxes	-	32,839
Net income	$1,058	$31,044

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Operations (continued)

Three Months ended March 31, 2012 and 2011

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Basic and diluted income (loss) per share:
Income (loss) before extraordinary net gain	$0.02	$(0.06)
Extraordinary net gain	-	0.99
Net income per common share	$0.02	$0.93

See accompanying notes to condensed consolidated financial statements.

5

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Comprehensive Income

Three Months ended March 31, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Three months ended
	March 31
	2012	2011

Net Income	$1,058	$31,044

Other Comprehensive income:
Unrealized gains on investment securities available-for-sale, net of
taxes of $1 and $221, respectively	3	360
Comprehensive income	$1,061	$31,404

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Three months ended
	March 31
	2012	2011

Total stockholders' equity at beginning of period	$132,881	$10,056

Comprehensive income	1,061	31,404

Issuance of common stock, net	-	167,874

Stock-based compensation expense, net	114	209

Total stockholders' equity at end of period	$134,056	$209,543

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Cash Flows

Three Months ended March 31, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Three months ended
	March 31,
	2012	2011

Net cash provided by operating activities before extraordinary net gain	$6,240	$36,774
Extraordinary gain on extinguishment of junior subordinated debentures,
net of income taxes	-	(32,839)
Net cash provided by operating activities	6,240	3,935

Investing activities:
Proceeds from maturities, calls, and prepayments of
investment securities available-for-sale	23,456	4,177
Purchases of investment securities available-for-sale	(55,953)	(14,810)
Net decrease in loans	26,208	37,815
Purchases of premises and equipment	(388)	(14)
Proceeds from sales of premises and equipment	251	-
Proceeds from sales of OREO	1,605	4,341
Net cash (used in) provided by investing activities	(4,821)	31,509

Financing activities:
Net increase (decrease) in deposits	6,855	(201,715)
Tax effect of nonvested restricted stock	(36)	-
Net proceeds from issuance of common stock	-	167,874
Extinguishment of junior subordinated debentures, net	-	(13,625)
Net decrease in FHLB and other borrowings	-	(50,000)
Net cash provided by (used by) financing activities	6,819	(97,466)
Net increase (decrease) in cash and cash equivalents	8,238	(62,022)
Cash and cash equivalents at beginning of period	128,439	271,264
Cash and cash equivalents at end of period	$136,677	$209,242

Supplemental disclosures of cash flow information:
Interest paid	$1,510	$8,132
Loans transferred to OREO	$716	$2,609

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (“the Bank”) (collectively, “the Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The condensed consolidated financial statements as of and for the year ended December 31, 2011 were derived from audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2011 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts for 2011 have been reclassified to conform to the 2012 presentation, however the reclassifications do not have a material impact on the condensed consolidated financial statements.

2. Capital Raise and Bulk Sale of Distressed Assets

In January 2011, the Company completed a $177.0 million capital raise (the “Capital Raise”). Capital Raise proceeds in the amount of approximately $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (“the Debentures”) and approximately $3.9 million of accrued interest payable, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above.

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2.0 million of other real estate owned (“OREO”) (the “Bulk Sale”). In connection with the Bulk Sale, the Bank received approximately $58.0 million in cash from the buyer, incurred approximately $3.0 million in related closing costs, and recorded loan charge-offs totaling approximately $54.0 million. See Note 5 for a discussion of the reserve for loan losses.

3. Investment Securities

Investment securities at March 31, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2012
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$207,642	$4,109	$262	$211,489
Non-agency MBS	3,865	68	4	3,929
U.S. Agency asset-backed securities	10,408	556	123	10,841
Commercial paper	14,998	-	-	14,998
Mutual fund	474	29	-	503
	$237,387	$4,762	$389	$241,760
Held-to-maturity
Municipal bonds	$1,334	$70	$-	$1,404

December 31, 2011
Available-for-sale
U.S. Agency MBS *	$190,016	$4,100	$239	$193,877
Non-agency MBS	4,028	93	6	4,115
U.S. Agency asset-backed securities	10,623	520	130	11,013
Mutual fund	471	30	-	501
	$205,138	$4,743	$375	$209,506
Held-to-maturity
Municipal bonds	$1,334	$78	$-	$1,412

* U.S. Agency MBS include private label MBS of approximately $13.2 million and $13.6 million at March 31, 2012 and December 31, 2011, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at March 31, 2012 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$15,310	$15,317	$310	$311
Due after one year through three years	-	-	827	878
Due after three years through five years	5,015	5,021	197	215
Due after five years through ten years	16,390	16,640	-	-
Due after ten years	200,198	204,279	-	-
Mutual fund	474	503	-	-
	$237,387	$241,760	$1,334	$1,404

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2012
U.S. Agency MBS	$26,195	$238	$3,408	$24	$29,603	$262
Non-agency MBS	598	4	-	-	598	4
U.S. Agency asset-backed securities	1,281	33	1,820	90	3,101	123
	$28,074	$275	$5,228	$114	$33,302	$389

December 31, 2011
U.S. Agency MBS	$20,039	$203	$3,428	$36	$23,467	$239
Non-agency MBS	603	6	-	-	603	6
U.S. Agency asset-backed securities	1,360	37	1,817	93	3,177	130
	$22,002	$246	$5,245	$129	$27,247	$375

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at March 31, 2012 and December 31, 2011 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of March 31, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4. Federal Home Loan Bank of Seattle (“FHLB”) Stock

As of March 31, 2012 the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (FHFA), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. On October 25, 2010, the FHLB entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB “undercapitalized” under the FHFA’s Prompt Corrective Action rule. The FHLB will not pay a dividend or repurchase capital stock while it is classified as “undercapitalized”. While the FHLB was “undercapitalized” as of March 31, 2012, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of March 31, 2012. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

5. Loans and reserve for credit losses

The composition of the loan portfolio at March 31, 2012 and December 31, 2011 was as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$239,941	27.5%	$250,213	27.8%
Non-owner occupied and other	314,408	36.1%	313,311	34.8%
Total commercial real estate loans	554,349	63.6%	563,524	62.6%
Construction	51,261	5.9%	60,971	6.8%
Residential real estate	79,526	9.1%	83,595	9.3%
Commerical and industrial	148,046	17.0%	150,637	16.7%
Consumer	38,642	4.4%	40,922	4.6%
Total loans	871,824	100.0%	899,649	100.0%

Less:
Deferred loan fees	(1,987)		(2,085)
Reserve for loan losses	(43,951)		(43,905)
Loans, net	$825,886		$853,659

Loan balances declined in the first quarter of 2012 mainly due to obligor payoffs and paydowns of Bank loans. As discussed in Note 2, the Bank sold approximately $110.0 million (book carrying amount) of certain non-performing, substandard, and related performing loans during the third quarter of 2011. Loans sold in connection with the Bulk Sale consisted primarily of commercial real estate (“CRE”) and construction loans.

Included in residential real estate were approximately $601 thousand and $506 thousand in mortgage loans held for sale at March 31, 2012 and December 31, 2011, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area). As such, the Bank’s results of operations and financial condition are affected by the general economic trends and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 78% of the Bank’s loan portfolio at March 31, 2012 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions appear to be stabilizing, real estate prices remain at markedly lower levels due to the severe recession of the past few years. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At March 31, 2012 and December 31, 2011, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $20.2 million and $22.4 million, respectively.

The reserve for loan losses represents management’s estimate of known and inherent losses in the loan portfolio as of the condensed consolidated balance sheet date and is recorded as a reduction to loans. The reserve for loan losses is increased by charges to operating expense through the loan loss provision, and decreased by loans charged-off, net of recoveries. The reserve for loan losses requires complex subjective judgments as a result of the need to make estimates about matters that are uncertain. The reserve for loan losses is maintained at a level currently considered adequate to provide for potential loan losses based on management’s assessment of various factors affecting the loan portfolio.

At March 31, 2012 and December 31, 2011, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at December 31, 2011 was significantly affected by the revisions and enhancements to the Company’s methodology, as well as by the inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2) as it relates to its historical loss factors. A description of the significant revisions and enhancements to the methodology for estimating the reserve for loan losses is as follows:

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

Transactions in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Commerical real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
March 31, 2012
Balance at beginning of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	667	(489)	1,132	(919)	709	-	1,100
Recoveries	6	151	34	180	89	-	460
Loans charged off	(7)	-	(561)	(644)	(302)	-	(1,514)
Balance at end of period	$22,314	$5,060	$3,864	$9,908	$2,788	$17	$43,951

Reserve for unfunded lending commitments
Balance at beginning of year	$28	$29	$184	$487	$822	$-	$1,550
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$28	$29	$184	$487	$822	$-	$1,550

Reserve for credit losses
Reserve for loan losses	$22,314	$5,060	$3,864	$9,908	$2,788	$17	$43,951
Reserve for unfunded lending commitments	28	29	184	487	822	-	1,550
Total reserve for credit losses	$22,342	$5,089	$4,048	$10,395	$3,610	$17	$45,501

March 31, 2011
Balance at beginning of year	$14,338	$12,652	$4,115	$12,220	$2,966	$377	$46,668
Loan loss provision	464	995	502	2,512	423	604	5,500
Recoveries	49	170	81	204	42	-	546
Loans charged off	(1,312)	(1,976)	(697)	(5,684)	(591)	-	(10,260)
Balance at end of period	$13,539	$11,841	$4,001	$9,252	$2,840	$981	$42,454

Reserve for unfunded lending commitments
Balance at beginning of year	$39	$-	$101	$523	$241	$37	$941
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$39	$-	$101	$523	$241	$37	$941

Reserve for credit losses
Reserve for loan losses	$13,539	$11,841	$4,001	$9,252	$2,840	$981	$42,454
Reserve for unfunded lending commitments	39	-	101	523	241	37	941
Total reserve for credit losses	$13,578	$11,841	$4,102	$9,775	$3,081	$1,018	$43,395

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans, by portfolio segment and impairment method at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
March 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial real estate	$8,535	$13,779	$22,314	$54,310	$500,039	$554,349
Construction	204	4,856	5,060	2,986	48,275	51,261
Residential real estate	792	3,072	3,864	5,456	74,070	79,526
Commerical and industrial	2,064	7,844	9,908	10,769	137,277	148,046
Consumer	185	2,603	2,788	1,054	37,588	38,642
	$11,780	$32,154	43,934	$74,575	$797,249	$871,824
Unallocated			17
			$43,951

December 31, 2011
Commercial real estate	$7,150	$14,498	$21,648	$48,649	$514,875	$563,524
Construction	350	5,048	5,398	5,454	55,517	60,971
Residential real estate	1,002	2,257	3,259	5,472	78,123	83,595
Commerical and industrial	2,563	8,728	11,291	11,521	139,116	150,637
Consumer	160	2,132	2,292	919	40,003	40,922
	$11,225	$32,663	43,888	$72,015	$827,634	$899,649
Unallocated			17
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

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Loan grades
March 31, 2012	Acceptable	Watch	Special Mention	Substandard	Total
Commercial real estate:
Owner occupied	$151,652	$11,646	$30,437	$46,206	$239,941
Non-owner occupied	169,554	25,995	40,770	78,089	314,408
Total commercial real estate loans	321,206	37,641	71,207	124,295	554,349
Construction	17,450	5,770	16,903	11,138	51,261
Residential real estate	67,523	1,440	2,071	8,492	79,526
Commerical and industrial	112,938	4,674	6,517	23,917	148,046
Consumer	37,759	-	10	873	38,642
	$556,876	$49,525	$96,708	$168,715	$871,824

December 31, 2011
Commercial real estate:
Owner occupied	$160,184	$16,357	$30,054	$43,618	$250,213
Non-owner occupied	179,588	20,844	39,875	73,004	313,311
Total commercial real estate loans	339,772	37,201	69,929	116,622	563,524
Construction	23,225	5,439	17,775	14,532	60,971
Residential real estate	70,366	1,064	2,927	9,238	83,595
Commerical and industrial	109,311	6,408	5,747	29,171	150,637
Consumer	39,119	-	17	1,786	40,922
	$581,793	$50,112	$96,395	$171,349	$899,649

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$533	$781	$1,314	$238,627	$239,941
Non-owner occupied	-	2,405	2,405	312,003	314,408
Total commercial real estate loans	533	3,186	3,719	550,630	554,349
Construction	45	757	802	50,459	51,261
Residential real estate	1,067	777	1,844	77,682	79,526
Commerical and industrial	913	1,838	2,751	145,295	148,046
Consumer	78	15	93	38,549	38,642
	$2,636	$6,573	$9,209	$862,615	$871,824

December 31, 2011
Commercial real estate:
Owner occupied	$-	$1,460	$1,460	$248,753	$250,213
Non-owner occupied	-	300	300	313,011	313,311
Total commercial real estate loans	-	1,760	1,760	561,764	563,524
Construction	330	2,940	3,270	57,701	60,971
Residential real estate	396	1,069	1,465	82,130	83,595
Commerical and industrial	2,174	1,545	3,719	146,918	150,637
Consumer	94	23	117	40,805	40,922
	$2,994	$7,337	$10,331	$889,318	$899,649

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at March 31, 2012 and December 31, 2011.

The following table presents information related to impaired loans, by portfolio class, at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Impaired loans
March 31, 2012	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
Commercial real estate:
Owner occupied	$12,713	$2,322	15,035	$15,717	$5,385
Non-owner occupied	36,567	2,708	39,275	42,424	3,150
Total commercial real estate loans	49,280	5,030	54,310	58,141	8,535
Construction	1,967	1,019	2,986	3,938	204
Residential real estate	2,812	2,644	5,456	7,943	792
Commerical and industrial loans	7,314	3,455	10,769	12,381	2,064
Consumer loans	1,054	-	1,054	1,054	185
	$62,427	$12,148	74,575	$83,457	$11,780

December 31, 2011
Commercial real estate:
Owner occupied	$11,950	$2,598	$14,548	$14,548	$5,070
Non-owner occupied	32,797	1,304	34,101	37,121	2,080
Total commercial real estate loans	44,747	3,902	48,649	51,669	7,150
Construction	2,501	2,953	5,454	5,454	350
Residential real estate	3,537	1,935	5,472	5,473	1,002
Commerical and industrial loans	8,526	2,995	11,521	11,627	2,563
Consumer loans	919	-	919	919	160
	$60,230	$11,785	$72,015	$75,142	$11,225

At March 31, 2012 and December 31, 2011, the total recorded balance of impaired loans in the above table included $44,688 and $43,746, respectively of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment of impaired loans for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Commercial real estate:
Owner occupied	$14,985	$17,065
Non-owner occupied	36,640	22,702
Total commercial real estate loans	51,625	39,767
Construction	4,207	61,550
Residential real estate	5,552	3,174
Commerical and industrial	11,341	23,535
Consumer	997	206
	$73,722	$128,232

Information with respect to the Company’s non-accrual loans, by portfolio class, at March 31, 2012 and December 31, 2011 is as follows (dollars in thousands):

Loans on nonaccrual status:	March 31, 2012	December 31, 2011
Commercial real estate:
Owner occupied	$1,307	$1,930
Non-owner occupied	2,405	299
Total commercial real estate loans	3,712	2,229
Construction	808	2,940
Residential real estate	1,207	1,397
Commerical and industrial	2,847	2,545
Consumer	-	-
Total non-accrual loans	8,574	9,111

Accruing loans which are contractually past due 90 days or more:
Consumer	15	23
Total non-accrual loans	15	23

Total of nonaccrual and 90 days past due loans	$8,589	$9,134

A loan is classified as a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower in the restructuring that the Company would not otherwise consider in the origination of a loan. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. A TDR loan is considered to be impaired and is individually evaluated for impairment.

The Company had allocated $8.3 million of specific reserves to customers whose loan terms have been modified in TDRs as of both March 31, 2012 and December 31, 2011. TDRs involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure. These concessions may include – but are not limited to – interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt. Generally if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring. If a loan is removed from TDR status it would no longer be considered impaired. As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.

As with other impaired loans, an allowance for loan loss is estimated for each TDR based on the most likely source of repayment for each loan. For impaired commercial real estate loans that are collateral dependent, the allowance is computed based on the fair value of the underlying collateral. For impaired commercial loans where repayment is expected from cash flows from business operations and/or sale of collateral, the allowance is computed based on a discounted cash flow computation. The allowance allocations for commercial TDRs where we have reduced the contractual interest rate are computed by measuring cash flows using the new payment terms discounted at the original contractual rate.

The following table presents, by portfolio segment, information with respect to the Company’s TDRs during the three months ended March 31, 2012 and 2011 (dollars in thousands):

For the quarter ended March 31, 2012	Number of loans	TDR outstanding recorded investment
Commercial real estate	3	$1,601
Construction	-	-
Residential real estate	6	272
Commerical and industrial loans	4	200
Consumer loans	20	181
	33	$2,254
For the quarter ended
March 31, 2011
Commercial real estate	11	$14,689
Construction	9	27,897
Residential real estate	1	745
Commerical and industrial loans	18	12,488
Consumer loans	-	-
	39	$55,819

There was no change in the pre and post TDR outstanding recorded investment for loans restructured during the twelve months ended March 31, 2012 and 2011. At March 31, 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $17 thousand. At March 31, 2011, the remaining commitments were immaterial.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three months ended March 31, 2012 by the primary type of concession granted:

March 31, 2012	Rate reduction	Term Extension	Rate reduction and term extension	Total
Commercial real estate	$414	$303	$884	$1601
Construction	-	-	-	-
Residential real estate	-	272	-	272
Commerical and industrial	89	5	106	200
Consumer	-	181	-	181
	$503	$761	$990	$2,254

6. Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. Accordingly MSRs of approximately $300 thousand are included in the March 31, 2012 condensed consolidated financial statements.

7. Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of year	$21,270	$39,536
Additions	716	2,609
Dispositions	(6,061)	(6,461)
Change in valuation allowance	2,161	(228)
Balances at end of period	$18,086	$35,456

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of year	$30,287	$16,849
Additions to the valuation allowance	86	1,187
Reductions due to sales of OREO	(2,247)	(959)
Balance at end of period	$28,126	$17,077

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended March 31,
	2012	2011
Operating costs	$636	$199
Net (gains) losses on dispositions	(38)	202
Increases in valuation allowance	86	1,187
Total	$684	$1,588

8. Other Borrowings

At March 31, 2012 and December 31, 2011, the Bank had a total of $60.0 million in long-term borrowings from FHLB with maturities ranging from 2014 to 2017, bearing a weighted-average rate of 3.13%.

At March 31, 2012, the Bank had $131.4 million in available credit at the FHLB, along with undrawn borrowing capacity at the FRB of approximately $26.0 million assuming pledged collateral continues to meet FHLB and FRB standards for qualifications.

See “Capital Resources” and “Liquidity” under Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

9. Basic and Diluted Net Income (Loss) per Common Share

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

The numerators and denominators used in computing basic and diluted net income (loss) per common share for the three months ended March 31, 2012 and 2011 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2012	2011
Net income (loss) before extraordinary net gain	$1,058	$(1,795)
Extraordinary gain on extinguishment of junior
subordinated debentures, net of income taxes	-	32,839
Net income	$1,058	$31,044

Weighted-average shares outstanding - basic	47,091,805	33,257,981
Weighted-average shares outstanding - diluted	47,234,721	33,300,736
Common stock equivalent shares excluded due to antidilutive effect	10,026	71,174

Basic and diluted:
Income before extraordinary net gain per common share	$0.02	$(0.06)
Extraordinary net gain per common share	-	0.99
Net income per common share	$0.02	$0.93

10. Stock-Based Compensation

At March 31, 2012, 4,891,073 shares reserved under the stock-based compensation plans were available for future grants.

During the three months ended March 31, 2012, the Company granted 46,794 additional shares of restricted stock awards with a weighted-average grant date fair value of $5.82 per share, which vest during 2014 and 2015. During the same period, the Company also granted 19,412 shares of stock options with a weighted-average grant date fair value of approximately $4.25 per option. These stock options vest in 2014. The Company did not grant any stock options in 2011. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2012:

Dividend yield	0.0%
Expected volatility	85.0%
Risk-free interest rate	1.4%
Expected option lives	6 years

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly-traded options – and because changes in the subjective input assumptions can materially affect the fair value estimates – in the opinion of the Company’s management, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The following table presents the activity related to stock options for the three months ended March 31, 2012:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2012	144,370	$68.90	5.9	$-
Granted	19,412	4.25	1.9	27.8
Cancelled/forefeited	(17,396)	65.55	N/A	N/A
Expired	(8,092)	68.93	N/A	N/A
Options outstanding at March 31, 2012	138,294	$60.24	6.6	$27.8
Options exercisable at March 31, 2012	57,032	$138.45	3.9	$-

Stock-based compensation expense related to stock options for the three months ended March 31, 2012 and 2011 was approximately $46 thousand and $36 thousand, respectively. As of March 31, 2012, there was approximately $181 thousand unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The Company has also granted awards of nonvested restricted stock. The following table presents the activity for nonvested restricted stock for the three months ended March 31, 2012:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2012	138,864	$15.72
Granted	46,794	5.82
Vested	(25,208)	7.20
Cancelled/forefeited	(17,534)	7.22
Nonvested as of March 31, 2012	142,916	$15.03

Nonvested restricted stock is generally scheduled to vest over a three year period and as of March 31, 2012 has a remaining vesting term of approximately two years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of March 31, 2012, unrecognized compensation cost related to nonvested restricted stock totaled approximately $800 thousand, which is expected to be recognized over the next three and a half years. Total expense recognized by the Company for nonvested restricted stock for the three months ended March 31, 2012 and 2011 were $104 thousand and $172 thousand, respectively, and is being amortized to expense on a straight-line basis over the applicable vesting periods. There was no unrecognized compensation cost related to the RSUs at March 31, 2012 and December 31, 2011, as all RSUs were fully-vested at the date of the grant.

11. Income Taxes

During the three months ended March 31, 2012, the Company recorded an income tax provision of approximately $25 thousand. This provision for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the estimated income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised. During the three months ended March 31, 2011, the Company recorded an income tax provision of approximately $19.7 million. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Note 2), which was calculated based on the Company’s estimated statutory income tax rates. The income tax provision of $19.7 million also includes a credit for income taxes of approximately $2.4 million related to the Company’s loss from operations excluding the extraordinary gain.

Management determined the amount of the deferred tax valuation allowance at March 31, 2012 and December 31, 2011 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

As of March 31, 2012, the Company maintained a full valuation allowance against the deferred tax asset balance of $52.1 million. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement and tax recognition of revenue and expenses, the recapture of previously realized deferred tax assets that are now deemed unrealizable, and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code. See also “Critical Accounting Policies – Deferred Income Taxes” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

12. Fair Value Measurements

GAAP establishes a hierarchy for determining fair value measurements which includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

•	Level 1: Inputs that are quoted unadjusted prices in active markets - that the Company has the ability to access at the measurement date - for identical assets or liabilities.

•	Level 2: Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3: Inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internal or 3rd party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that assets or liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the condensed consolidated balance sheet date may differ significantly from the amounts presented herein.

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

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value is generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value. Since many recent real estate sales could be termed “distressed sales”, and since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates. Estimated costs to sell OREO are based on standard market factors. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5.0 million general valuation allowance allocated among homogenous groupings of OREO properties. At March 31, 2012 the balance in the general valuation allowance was $4.5 million. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The Company’s only financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2012
Investment securities available - for - sale	$-	$241,760	$-

December 31, 2011
Investment securities available - for - sale	$-	$209,506	$-

Certain assets, such as impaired loans and OREO, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2012
Impaired loans with specific valuation allowances	$-	$-	$41,562
Other real estate owned	-	-	18,086
	$-	$-	$59,648

December 31, 2011
Impaired loans with specific valuation allowances	$-	$-	$39,436
Other real estate owned	-	-	21,270
	$-	$-	$60,706

Other than the establishment of a general valuation allowance on OREO at December 31, 2011, the Company did not change the methodology used to determine fair value for any assets or liabilities during 2011, or during the three months ended March 31, 2012. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2011 or the three months ended March 31, 2012.

The following disclosures are made in accordance with the provisions of GAAP, which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2012 and December 31, 2011.

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

Loans: The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using March 31, 2012 and December 31, 2011 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are estimated using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

Deposits: The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the March 31, 2012 and December 31, 2011 rates offered on those instruments.

Other borrowings: The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s March 31, 2012 and December 31, 2011 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2012 and December 31, 2011 were approximately as follows (dollars in thousands):

		March 31, 2012		December 31, 2011
	Level in fair value heirarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$136,677	$136,677	$128,439	$128,439
Investment securities:
Available-for-sale	Level 2	241,760	241,760	209,506	209,506
Held-to-maturity	Level 2	1,334	1,404	1,334	1,412
FHLB stock	Level 2	10,472	10,472	10,472	10,472
Loans, net	Level 2	825,886	840,360	853,659	877,742
BOLI	Level 3	34,957	34,957	34,683	34,683

Financial liabilities:
Deposits	Level 2	1,093,682	1,094,765	1,086,827	1,088,210
FHLB borrowings	Level 2	60,000	65,264	60,000	65,646

13. Regulatory Matters

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At March 31, 2012 and December 31, 2011 the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations. At March 31, 2012 Bancorp also met the regulatory benchmarks to be “well-capitalized” under applicable regulations and the Written Agreement (discussed below). However, at December 31, 2011 Bancorp did not meet the Written Agreements requirement that Bancorp maintain a 10% Tier 1 leverage ratio and Bancorp was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp is required to file an updated capital plan with the FRB and DFCS in this regard.

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

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of March 31, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of March 31, 2012, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital had been met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of March 31, 2012, the Bank’s primary liquidity ratio was 26.40%.

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

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of March 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement, however at December 31, 2011 Bancorp did not meet this requirement and was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp is required to file an updated capital plan with the FRB and DFCS in this regard.

Bancorp’s actual and required capital amounts and ratios as of March 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2012:
Tier 1 leverage
(to average assets)	$131,314	10.0%	$52,530	4.0%	$65,662	5.0%	(1)
Tier 1 capital
(to risk-weighted assets)	131,314	13.4	39,280	4.0	58,920	6.0
Total capital
(to risk-weighted assets)	144,013	14.7	78,560	8.0	98,200	10.0

December 31, 2011:
Tier 1 leverage
(to average assets)	$130,172	9.4%	$55,260	4.0%	$69,076	5.0%	(1)
Tier 1 capital
(to risk-weighted assets)	130,172	13.0	39,917	4.0	59,875	6.0
Total capital
(to risk-weighted assets)	143,067	14.3	79,834	8.0	99,792	10.0

(1) Pursuant to the Written Agreement, in order to be deemed "well capitalized", Bancorp must maintain a Tier 1 leverage ratio of at least 10.00%.

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2012:
Tier 1 leverage
(to average assets)	$152,826	11.5%	$53,385	4.0%	$133,462	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	152,826	15.2	40,169	4.0	60,253	6.0
Total capital
(to risk-weighted assets)	165,800	16.5	80,338	8.0	100,422	10.0

December 31, 2011:
Tier 1 leverage
(to average assets)	$151,567	10.8%	$56,107	4.0%	$140,268	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	151,567	14.9	40,801	4.0	61,202	6.0
Total capital
(to risk-weighted assets)	164,735	16.2	81,603	8.0	102,004	10.0

(1) Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

14. New Authoritative Accounting Guidance

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the Board’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of ASU 2011-04 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. The provisions of ASU 2011-05 are effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the consolidated financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components on net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

15.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto as of March 31, 2012 and the operating results for the three months then ended, included elsewhere in this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012, including its audited 2011 consolidated financial statements and the notes thereto as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011.

Cautionary Information Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012 for the year ended December 31, 2011.

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

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at March 31, 2012 and December 31, 2011 were significantly affected by inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2) and related effect on historical loss factors, risk rating changes within the loan portfolio, and changes in the level of expected loss on impaired loans.

For additional information regarding critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2011.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall or remain depressed for an uncertain amount of time. Unemployment rates in these areas continue to be high and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty. Recently, the national and regional economies and real estate price declines have appeared to show signs of stabilization. However, elevated unemployment and other indicators continue to suggest that the future direction of the economy remains uncertain.

CASCADE BANCORP
Selected Consolidated Financial Highlights
(In thousands, except per share data and ratios; unaudited)

	Year over Year Quarter			Linked Quarter
	1st Qtr	1st Qtr	%	4th Qtr	%
Balance Sheet Data (at period end)	2012	2011	Change	2011	Change
Investment securities	$243,094	$128,408	89.3%	$210,840	15.3%
Loans, gross	869,836	1,173,580	-25.9%	897,564	-3.1%
Total assets	1,312,381	1,600,883	-18.0%	1,303,450	0.7%
Total deposits	1,093,682	1,175,184	-6.9%	1,086,827	0.6%
Non-interest bearing deposits	384,809	374,153	2.8%	371,662	3.5%
Total common shareholders' equity (book)	134,056	209,543	-36.0%	132,881	0.9%
Tangible common shareholders' equity (tangible) (1)	134,056	205,000	-34.6%	132,881	0.9%
Income Statement Data
Interest income	$14,596	$18,304	-20.3%	$14,914	-2.1%
Interest expense	1,471	3,970	-63.0%	2,038	-27.8%
Net interest income	13,125	14,334	-8.4%	12,876	1.9%
Loan loss provision	1,100	5,500	-80.0%	14,700	-92.5%
Net interest income (loss) after loan loss provision	12,025	8,834	36.1%	(1,824)	759.3%
Noninterest income	2,966	2,668	11.2%	2,665	11.3%
Noninterest expense	13,908	15,643	-11.1%	26,629	-47.8%
Loss before income taxes	1,083	(4,141)	126.1%	(25,788)	104.2%
Credit (provision) for income taxes	(25)	(2,346)	98.9%	(123)	79.7%
Net income (loss)	1,058	(1,795)	158.9%	(25,911)	104.1%
Extraordinary gain on extinguishment of junior subordinated
debentures, net of income taxes	-	32,839	-100.0%	-	0.0%
Net income (loss)	$1,058	$31,044	-96.6%	($25,911)	104.1%
Share Data
Basic net income (loss) per common share (incl. extraordinary net gain)	$0.02	$0.93	-97.9%	($0.55)	103.6%
Diluted net income (loss) per common share (incl. extraordinary net gain)	$0.02	$0.93	-97.9%	($0.55)	103.6%
Book value per common share	$2.84	$4.45	-36.3%	$2.81	0.9%
Tangible book value per common share	$2.84	$4.36	-34.9%	$2.81	0.9%
Basic average shares outstanding	47,092	33,258	41.6%	47,091	0.0%
Fully diluted average shares outstanding	47,235	33,301	41.8%	47,091	0.3%
Key Ratios
Return on average total shareholders' equity (book)	3.16%	82.16%	-96.2%	-64.59%	104.9%
Return on average total shareholders' equity (tangible)	3.16%	84.79%	-96.3%	-64.59%	104.9%
Return on average total assets	0.32%	7.51%	-95.7%	-7.44%	104.3%
Net interest spread	4.04%	2.94%	37.4%	3.67%	10.1%
Net interest margin	4.31%	3.72%	15.9%	4.04%	6.7%
Total revenue (net int inc + non int inc)	$16,091	$17,002	-5.4%	$15,540	3.5%
Efficiency ratio (2)	86.44%	92.01%	-6.1%	171.36%	-49.6%
Credit Quality Ratios
Reserve for credit losses	$45,501	$43,395	4.9%	$45,455	0.1%
Reserve to ending total loans	5.23%	3.70%	41.5%	5.06%	3.3%
Non-performing assets (NPAs) (3)	$26,675	$105,453	-74.7%	$30,404	-12.3%
Non-performing assets to total assets	2.03%	6.59%	-69.1%	2.33%	-12.9%
Delinquent >30 days to total loans (excl. NPAs)	0.29%	0.55%	-48.4%	0.34%	-15.1%
Net Charge off's (NCOs)	1,055	9,713	-89.1%	1,504	-29.9%
Net loan charge-offs (annualized)	0.48%	3.23%	-85.2%	0.65%	-26.9%
Provision for loan losses to NCOs	104.27%	56.63%	84.1%	977.39%	-89.3%
Bank Capital Ratios (4)
Tier 1 capital leverage ratio	11.45%	13.54%	-15.4%	10.81%	5.9%
Tier 1 risk-based capital ratio	15.22%	17.66%	-13.8%	14.86%	2.4%
Total risk-based capital ratio	16.51%	18.93%	-12.8%	16.15%	2.2%
Bancorp Capital Ratios (4)
Tier 1 capital leverage ratio	10.00%	12.24%	-18.3%	9.42%	6.2%
Tier 1 risk-based capital ratio	13.37%	16.12%	-17.1%	13.04%	2.5%
Total risk-based capital ratio	14.67%	17.40%	-15.7%	14.34%	2.3%

Notes:
(1)	Excludes core deposit intangible and other identifiable intangible assets, related to the acquisition of F&M Holding Company
(2)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income)
(3)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned
(4)	Computed in accordance with FRB and FDIC guidelines

Financial Highlights and Summary of the First Quarter of 2012

  First Quarter Net Income Per Share: $0.02 per share or $1.1 million.
  Credit Quality: Reserve for loan losses at $44.0 million or 5.04% of loans, including a $1.1 million loan loss provision for the period.
  Credit Quality: Net charge-offs for the quarter were $1.1 million, or 0.48% of loans (annualized), down from $1.5 million for the fourth quarter 2011 and $9.7 million for the first quarter 2011.
  Credit Quality: Non-performing assets were 2.03% of total assets at March 31, 2012, compared to 2.33% at December 31, 2011 and 6.59% at March 31, 2011.
  Loans: Gross loans were down $27.7 million or 3.1% from December 31, 2011 resulting from continued payoff and paydowns.
  Deposits: Total deposits were up $6.9 million or 0.6% from December 31, 2011.
  Net Interest Margin (“NIM”): NIM rose to 4.31% from 4.04% at December 31, 2011 and 3.72% at March 31, 2011.

The Company recorded net income of $0.02 per share or $1.1 million in the first quarter of 2012. This compares to the fourth quarter 2011 net loss of ($0.55) per share or ($25.9) million and net income of $0.93 per share or $31.0 million for the year-ago quarter.

For the first quarter of 2012, net interest income was $13.1 million compared to $12.9 million for the fourth quarter of 2011. This almost 2.0% increase is a result of a decrease in interest income of $318 thousand due to lower loan balances, offset by a larger decrease in interest expense of $567 thousand. Lower interest expense in the current period was due to lower rates paid on deposits as well as repayment of the Company’s remaining internet deposits (approximately $28.0 million) in December 2011.

Non-interest income was up from the fourth quarter of 2011 by $301 thousand while non-interest expense was down $12.7 million. Increased non-interest income was a result of improved residential mortgage revenues including $300 thousand in mortgage servicing rights valuation. The decreased non-interest expense in the first quarter of 2012 was a result of $8.3 million lower expenses related to OREO valuation, disposition, and operation costs and a one-time $3.4 million charge to fully impair the Bank’s Core Deposits Intangible (“CDI”) in the fourth quarter of 2011.

At March 31, 2012, the Company’s gross loan portfolio was $869.8 million, down $27.7 million from December 31, 2011 and $303.7 million from March 31, 2011. The decline in this quarter is due to continued customer payoffs and paydowns of loans. A substantial portion of the decline in loan balances from a year ago is due to the September 2011 Bulk Sale of approximately $110.0 million (carrying amount) of certain non-performing, substandard and related performing loans, discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

At March 31, 2011 total deposits are $1.1 billion up $6.9 million from December 31, 2011 and down $81.5 million from the same period a year ago. Internet deposits decreased $80.5 million year-over-year owing to the Bank’s planned call and prepayment of internet deposits during 2011 including approximately $28.0 million in the fourth quarter of 2011. At March 31, 2012, the Bank had no internet sourced deposits. Total non-interest bearing deposits have held steady over the past year and at March 31, 2012 represents approximately 35% of the Bank’s total deposits. The Bank anticipates further reduction in deposits in the second quarter as a result of expected movement of municipal deposits to the Oregon State sponsored municipal funds pool which carries above market rate returns at this point in the rate cycle.

The NIM at March 31, 2012 was 4.31%, compared to 4.04% at December 31, 2011 and 3.72% at March 31, 2011. The continued increase in the NIM is a result of decreased interest expense related to the maturities/repayments of internet sourced deposits in 2011 as well as the repayment of FHLB Advances and TLGP debt in 2011.

At March 31, 2012, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 11.45%, 15.22% and 16.51%, Regulatory minimums for a “well-capitalized” bank are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. Bancorp’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 10.00%, 13.37% and 14.65%, respectively, as of March 31, 2012.

RESULTS OF OPERATIONS – Three Months ended March 31, 2012 and 2011

Income Statement

Net Income

For the three months ended March 31, 2012, the Company recorded net income of $0.02 per share or $1.1 million. Year-to-date results include a loan loss provision of $1.1 million. For the year-ago period, the Company recorded a net loss before extraordinary gain ($0.06) per share or ($1.8) million and a $0.93 per share or $31.0 million net income after an extraordinary gain on the extinguishment of junior subordinated debentures of $32.8 million, net of tax.

Net Interest Income

Net interest income was $13.1 million for the first quarter of 2012, which was comparable to the $12.9 million recorded in the fourth quarter of 2011, but down from the $14.3 million recorded in the first quarter one year ago.

Interest income in the first quarter of 2012 decreased $318 thousand compared to the prior quarter and $3.7 million compared to the year-ago quarter. The decrease in the first quarter of 2012 is mainly due to lower average earning loan balances. Similarly, the current quarter decline compared to the year ago period was due to lower average earning loan balances coupled with lower interest reversals on non-performing loans in the current period. Loan prepayment fees were approximately $180 thousand for the first quarter 2012 which may not recur prospectively.

Interest expense decreased $567 thousand or 27.8% from the fourth quarter of 2011 and $2.5 million or 63.0% compared to the year-ago quarter. Reduced funding costs are primarily due to the repayment of internet deposits in 2011 discussed elsewhere in this report, as well a reduction of borrowings from March 31, 2011. Total borrowings decreased $126.0 million from March 31, 2011 due to the payoff of $41.0 million in TLGP debt and $85.0 million of FHLB Advances, in 2011. Borrowings did not change from December 31, 2011 to March 31, 2012. Total deposits at March 31, 2012 decreased $81.5 million from March 31, 2011, due primarily to a reduction of internet deposits of $80.6 million. At December 31, 2011 and March 31, 2012, there were no internet deposits on the Bank’s balance sheet.

Components of Net Interest Margin

The following table sets forth for the quarters ended March 31, 2012 and 2011 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

			YEAR OVER YEAR
(dollars in thousands)	Quarter ended March 31, 2012			Quarter ended March 31, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$210,021	$1,403	2.69%	$117,612	$1,244	4.29%
Non-taxable securities	1,334	13	3.92%	1,806	18	4.04%
Interest bearing balances due from other banks	117,682	67	0.23%	229,251	136	0.24%
Federal funds sold	23	-	0.00%	2,900	-	0.00%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	884,590	13,113	5.96%	1,201,276	16,906	5.71%
Total earning assets/interest income	1,224,122	14,596	4.80%	1,563,317	18,304	4.75%
Reserve for loan losses	(43,608)			(45,055)
Cash and due from banks	34,064			29,640
Premises and equipment, net	34,099			35,113
Bank-ow ned life insurance	34,785			33,556
Accrued interest and other assets	29,375			60,690
Total assets	$1,312,837			$1,677,261
Liabilities and Stockholders' Equity
Interest bearing demand deposits	$526,783	372	0.28%	$463,782	585	0.51%
Savings deposits	34,634	9	0.10%	31,905	17	0.22%
Time deposits	157,790	616	1.57%	384,809	2,025	2.13%
Other borrow ings	60,000	474	3.18%	228,283	1,343	2.39%
Total interest bearing liabilities/interest expense	779,207	1,471	0.76%	1,108,779	3,970	1.45%
Demand deposits	375,457			384,968
Other liabilities	23,637			30,272
Total liabilities	1,178,301			1,524,019
Stockholders' equity	134,536			153,242
Total liabilities and stockholders' equity	$1,312,837			$1,677,261
Net interest income		$13,125			$14,334
Net interest spread			4.04%			3.30%
Net interest income to earning assets			4.31%			3.72%

(1) Average non-accrual loans included in the computation of average loans w as approximately $9.0 million for 2012 and $75.4 million for 2011.

(2) Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.6 million in 2012 and $0.5 million in 2011.

(3) Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the quarter ended March 31, 2012, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended March 31,
	2012 over 2011
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(3,793)	$(4,424)	$631
Taxable interest in investments	159	990	(831)
Other investment income	(74)	(70)	(4)
Total interest income	(3,708)	(3,504)	(204)
Interest expense:
Interest on deposits:
Interest bearing demand	(213)	83	(296)
Savings	(8)	2	(10)
Time deposits	(1,409)	(1,197)	(212)
Other borrowings	(869)	(993)	124
Total interest expense	(2,499)	(2,105)	(394)
Net interest income	$(1,209)	$(1,399)	$190
Loan Loss Provision

Loan Loss Provision

The Company recorded a loan loss provision in the amount of $1.1 million for the current quarter which approximates net charge offs for the period. This compares to provision expense for the fourth quarter of 2011 of $14.7 million and $5.5 million in the first quarter of 2011. The 2011 provision level was affected by risk rating changes within the loan portfolio, and changes in the level of expected loss on impaired loans.

At March 31, 2012, the reserve for loan losses was approximately $44.0 million or 5.04% of outstanding loans compared to a prior quarter reserve for loan losses of 4.89% and 3.62% for the first quarter of 2011.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at December 31, 2011 was significantly affected by the revisions and enhancements to the Company’s methodology, as well as by the inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2) as it relates to its historical loss factors.

The reserve for unfunded lending commitments was $1.5 million at March 31, 2012, which remained unchanged from December 31, 2011, and was $941 thousand at March 31, 2011. This brings the total reserve for credit losses to 5.23% of loans at March 31, 2012, compared to 5.06% of loans at December 31, 2011 and 3.70% of loans at March 31, 2011.

Non-Interest Income

Non-interest income in the first quarter of 2012 was $3.0 million as compared to $2.7 million in the most recent prior quarter and $2.7 million a year earlier. The increase in non-interest income in the first quarter of 2012 over the first quarter of 2011 is due to an increase in mortgage revenue resulting from increased residential mortgage origination volumes and related revenues including $300 thousand in mortgage servicing rights.

Non-Interest Expense

Non-interest expense for the first quarter of 2012 was $13.9 million as compared to $26.6 million in the fourth quarter of 2011 and $15.6 million in the comparable period of 2011. The elevated level of non-interest expense in the quarter ended December 31, 2011 was largely a result of $8.3 million in nonrecurring items, including a special OREO valuation allowance to expedite disposition of OREO properties of $5.0 million and a $3.4 million charge to fully impair the Bank’s CDI, as well as certain other operational costs. The year over year decline of $1.7 million was due to lower OREO costs of $904 thousand and a decrease in FDIC insurance of $434 thousand. Non-interest expense for the first quarter of 2012 includes $500 thousand OREO accrual for estimated remediation cost of a landslide that impacted an owned property. The final cost of the required remediation or impairment is uncertain pending engineering related analysis.

Income Taxes

During the three months ended March 31, 2012, the Company recorded a net income tax provision of approximately $25 thousand. During the three months ended March 31, 2011, the Company recorded a net income tax provision of approximately $19.7 million. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures, which was calculated based on the Company’s estimated statutory income tax rates. The net income tax provision of $19.7 million also includes a credit for income taxes of approximately $2.3 million related to the Company’s loss from operations excluding the extraordinary gain. Income tax provision or credit is calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the prospective income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

As of March 31, 2012, the Company maintained a valuation allowance of $52.1 million against the deferred tax asset. This amount represents a $319 thousand decrease from year-end 2011 due to changes in temporary differences between the financial statement and tax recognition of revenue and expenses and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code.

Management determined the amount of the deferred tax valuation allowance at March 31, 2012 and December 31, 2011 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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

Financial Condition

Capital Resources

Net income for the three months ended March 31, 2012 increased total stockholders’ equity to $134.1 million as compared to total stockholders’ equity of $132.9 million at December 31, 2011 and $209.5 million a year earlier. At March 31, 2012, the total common equity to total assets ratio was 10.2% and the Company’s basic book value per share was $2.84. The Company’s tangible and book common equity are the same, due to the write off of CDI at December 31, 2011.

As discussed elsewhere in this report and in the Company’s 2011 Annual Report on Form 10-K, capital resources during 2011 were significantly affected by several factors including completion of the Capital Raise and extinguishment of the Debentures discussed in Note 1, and a $75.0 million loan loss provision for the year which was significantly impacted by charge offs of approximately $54.0 million, incurred in the Bulk Sale of approximately $110.0 million (carrying amount) of certain non performing, substandard, and related performing loans. The 2011 provision was also affected by risk rating changes within the loan portfolio, and changes in the level of expected loss on impaired loans.

March 31, 2012 regulatory capital ratios are as follows: Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.00%, 13.37% and 14.67%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 11.45%, 15.22% and 16.51%, respectively, which exceed regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this Quarterly Report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized”, which the Bank met as of March 31, 2012. Additional information regarding capital requirements are located in Note 13 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2012, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.31 billion at March 31, 2012, an increase of $9.0 million from $1.30 billion at year-end 2011, mainly due to an $8.2 million increase in cash and cash equivalents and a $32.3 million increase in investment securities available for sale. These increases are partially offset by a decline in loans of $27.7 million resulting from continued loans payoffs and paydowns. Total liabilities increased $7.8 million as a result of increased deposits of $6.9 million from year end. The increase in deposits was due to increased demand and savings deposits of $13.1 million and $1.8 million, respectively from December 31, 2011 due to regular usage based activity and movement from time deposits which decreased $7.2 million from December 31, 2011.

 At March 31, 2012, the Company’s gross loans were approximately $869.8 million, down $27.7 million from December 31, 2011 and $303.7 million from March 31, 2011. Since March 31, 2011, loans have declined primarily due to the Bulk Sale of approximately $110.0 million in non-performing, substandard and related performing loans (described elsewhere in this report) and ongoing loan payoffs and paydowns. Net charge-offs were $1.1 million for the three months ended March 31, 2012, compared to $1.5 million in the fourth quarter of 2011 and $9.7 million in the first quarter of 2011. Approximately $3.5 million of the charge-offs in the first quarter of 2011 were related to one credit with a previous reserve of a like amount.

The Company had no material off balance sheet derivative financial instruments as of March 31, 2012 and December 31, 2011.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at March 31, 2012 and December 31, 2011 is included in the following table (dollars in thousands):

	March 31, 2012	December 31, 2011

Commitments to extend credit	$137,210	$149,452
Commitments under credit card lines of credit	23,422	23,393
Standby letters of credit	9,127	3,201

Total off-balance sheet financial instruments	$169,759	$176,046

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Bank would be entitled to seek recovery from the customer. The Bank’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those involved in extending loans to customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The increase in standby letters of credit of $5.9 million from December 31, 2011 is due to one large standby letter of credit issued to a customer for $6.0 million.

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

Liquidity

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At March 31, 2012, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $106.6 million compared to $88.8 million at December 31, 2011. The Bank anticipates interest bearing balances held at FRB will decline somewhat with the expected reduction in deposits in the second quarter as a result of certain municipal deposits that are expected to move from the Bank to the Oregon State Treasury sponsored municipal fund investment pool which carries above market rate returns at this point in the rate cycle.

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

The Bank augments core deposits with wholesale funds from time to time. The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits. At March 31, 2012 and December 31, 2011, the Company did not have any brokered deposits. Local relationship based reciprocal CDARS deposits which are also technically classified as brokered deposits were also zero at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, the Bank had no internet sourced deposits compared to approximately $80.6 million at March 31, 2011. Such deposits were sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In December 2011 the Bank elected to repay its remaining internet deposits (approximately $28.0 million). These time deposits had rates ranging from 0.45% to 3.45% and maturities ranging from December 2011 to April 2014. In connection with these transactions, the Bank was required to pay interest through the scheduled maturity dates of the deposits aggregating approximately $258 thousand.

With the recapitalization of the Bank in January 2011 and its becoming compliant with FDIC capital standards, restrictions on its acceptance of public fund deposits were subsequently lifted. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50.00% of the uninsured public funds held by the Bank. At March 31, 2012, the Bank was in compliance with this statute.

The Bank also utilizes borrowings and lines of credit as sources of funds.  At March 31, 2012, the FHLB had extended the Bank a secured line of credit of $196.9 million (15.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2012, the Bank had qualifying collateral pledged for FHLB borrowings totaling $191.4 million of which the Bank had utilized $60.0 million in secured borrowings. At March 31, 2012, the Bank also had undrawn borrowing capacity at FRB of approximately $26.0 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $30.1 million in unsecured or collateralized short term lines of credit for the purchase of federal funds. At March 31, 2012, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At March 31, 2012, the Bank had approximately $169.8 million in outstanding commitments to extend credit, compared to approximately $176.0 million at year-end 2011. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of March 31, 2012, unpledged investments totaled approximately $121.5 million compared to $114.2 million at December 31, 2011.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of March 31, 2012, the Bank’s primary liquidity ratio was 26.40%.

Bancorp is a single bank holding company and the principal source of Bancorp’s cash revenues historically has been dividends received from the Bank.  Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks.  The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. Since the Bank currently has retained earnings that are a negative $212.2 million, the Bank will not under Oregon law be able to pay any dividends until it has had sufficient positive earnings to return its negative retained earnings to a positive number or the Oregon Director permits the Bank to apply part of its paid-in capital to reduce the deficit in retained earnings. In addition, pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. We do not expect the Bank to pay dividends to Bancorp for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information called for by this Item 3.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to Cascade’s risk factors previously disclosed in Part I – Item 1A Risk Factors of Cascade’s Annual Report on Form 10-K filed with the SEC on March 27, 2012 for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended March 31, 2012, the Company did not repurchase any shares.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-4(a)
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-4(a)
	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date May 4, 2012	By	/s/ Terry E. Zink
Terry E. Zink, President & CEO
(Principal Executive Officer)

Date May 4, 2012	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

