Form 10-Q
period 2012-06-30
CASCADE BANCORP
filed 2012-08-14
CIK 865911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,307,048 shares of no par value Common Stock as of August 5, 2012.

CASCADE BANCORP & SUBSIDIARY

FORM 10-Q

QUARTERLY REPORT

JUNE 30, 2012

INDEX

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
	June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations:
	Six and three months ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income:
	Six and three months ended June 30, 2012 and 2011	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity:
	Six months ended June 30, 2012 and 2011	7

	Condensed Consolidated Statements of Cash Flows:
	Six months ended June 30, 2012 and 2011	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	48

Item 4.	Controls and Procedures.	48

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5	Other Information	49

Item 6.	Exhibits	49

SIGNATURES		50

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Dollars in thousands)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,915	$33,657
Interest bearing deposits	68,952	94,759
Federal funds sold	23	23
Total cash and cash equivalents	97,890	128,439
Investment securities available-for-sale	268,077	209,506
Investment securities held-to-maturity, estimated fair value of $1,086 ($1,412 in 2011)	1,023	1,334
Federal Home Loan Bank (FHLB) stock	10,472	10,472
Loans, net	807,298	853,659
Premises and equipment, net	33,679	34,181
Bank-owned life insurance (BOLI)	35,201	34,683
Other real estate owned (OREO), net	12,251	21,270
Accrued interest and other assets	10,983	9,906
Total assets	$1,276,874	$1,303,450

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$386,413	$371,662
Interest bearing demand	485,986	520,612
Savings	37,277	33,720
Time	144,187	160,833
Total deposits	1,053,863	1,086,827
FHLB borrowings	60,000	60,000
Accrued interest and other liabilities	26,355	23,742
Total liabilities	1,140,218	1,170,569

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,309,246 issued and outstanding (47,236,725 in 2011)	329,552	329,056
Accumulated deficit	(196,068)	(198,884)
Accumulated other comprehensive income	3,172	2,709
Total stockholders' equity	136,656	132,881
Total liabilities and stockholders' equity	$1,276,874	$1,303,450

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Operations

Six and Three Months ended June 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$12,225	$16,362	$25,338	$33,268
Interest on investments	1,512	1,212	2,904	2,474
Other investment income	60	134	151	270
Total interest income	13,797	17,708	28,393	36,012

Interest expense:
Deposits:
Interest bearing demand	276	547	648	1,132
Savings	5	17	14	34
Time	534	1,365	1,150	3,390
Other borrowings	474	1,113	948	2,456
Total interest expense	1,289	3,042	2,760	7,012

Net interest income	12,508	14,666	25,633	29,000
Loan loss provision	-	2,000	1,100	7,500
Net interest income after loan loss provision	12,508	12,666	24,533	21,500

Noninterest income:
Service charges on deposit accounts	811	1,206	1,681	2,394
Card issuer and merchant services fees, net	687	689	1,276	1,264
Earnings on BOLI	244	314	518	585
Mortgage banking income, net	1,196	45	1,844	108
Other income	501	558	1,086	1,129
Total noninterest income	3,439	2,812	6,405	5,480

Noninterest expense:
Salaries and employee benefits	8,191	7,031	15,862	14,370
Occupancy	1,165	1,174	2,318	2,359
Equipment	398	436	771	820
Communications	388	411	756	838
FDIC insurance	688	623	1,383	1,752
OREO	65	1,302	749	2,890
Professional services	1,053	1,868	1,905	1,869
Other expenses	2,217	2,664	4,329	6,254
Total noninterest expense	14,165	15,509	28,073	31,152

Income (loss) before income taxes and extraordinary net gain	1,782	(31)	2,865	(4,172)
Provision (credit) for income taxes	25	(2,042)	50	(4,388)
Income before extraordinary net gain	1,757	2,011	2,815	216

Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	-	32,839
Net income	$1,757	$2,011	$2,815	$33,055

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Operations (continued)

Six and Three Months ended June 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted income per share:
Income before extraordinary net gain	$0.04	$0.04	$0.06	$0.01
Extraordinary net gain	-	-	-	0.81
Net income per common share	$0.04	$0.04	$0.06	$0.82

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Comprehensive Income

Six and Three Months ended June 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$1,757	$2,011	$2,815	$33,055

Other Comprehensive income:
Unrealized gains on investment securities available for sale, net of taxes of $284 and $561, respectively	460	555	464	915
Comprehensive income	$2,217	$2,566	$3,279	$33,970

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months ended June 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Six months ended
	June 30,
	2012	2011

Total stockholders' equity at beginning of period	$132,881	$10,056

Comprehensive income	3,279	33,970

Issuance of common stock, net	-	168,074

Stock-based compensation expense, net	496	514

Total stockholders' equity at end of period	$136,656	$212,614

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Cash Flows

Six Months ended June 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Six months ended
	June 30,
	2012	2011

Net cash provided by operating activities before extraordinary net gain	$13,340	$41,892
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	(32,839)
Net cash provided by operating activities	13,340	9,053

Investing activities:
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	173,170	7,557
Proceeds from maturities, calls of investment securities held-to-maturity	310	470
Purchases of investment securities available-for-sale	(231,455)	(14,814)
Net decrease in loans	45,090	77,209
Purchases of premises and equipment	(383)	(172)
Proceeds from sales of OREO	2,426	5,769
Net cash (used in) provided by investing activities	(10,842)	76,019

Financing activities:
Net decrease in deposits	(32,964)	(221,723)
Tax effect of nonvested restricted stock	(83)	-
Net proceeds from issuance of common stock	-	168,074
Extinguishment of junior subordinated debentures, net	-	(13,625)
Net decrease in FHLB and other borrowings	-	(70,000)
Net cash used in financing activities	(33,047)	(137,274)
Net increase (decrease) in cash and cash equivalents	(30,549)	(52,202)
Cash and cash equivalents at beginning of period	128,439	271,264
Cash and cash equivalents at end of period	$97,890	$219,062

Supplemental disclosures of cash flow information:
Interest paid	$2,847	$11,113
Loans transferred to OREO	$972	$6,850

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

2.	Capital Raise and Bulk Sale of Distressed Assets

In January 2011, the Company completed a $177.0 million capital raise (the “Capital Raise”). Capital Raise proceeds in the amount of approximately $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and approximately $3.9 million of accrued interest payable, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above.

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

3.	Investment Securities

Investment securities at June 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2012
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$194,127	$4,864	$224	$198,767
Non-agency MBS	19,929	112	108	19,933
U.S. Agency asset-backed securities	10,133	568	130	10,571
Commercial paper	38,293	-	-	38,293
Mutual fund	478	35	-	513
	$262,960	$5,579	$462	$268,077
Held-to-maturity
Municipal bonds	$1,023	$63	$-	$1,086

December 31, 2011
Available-for-sale
U.S. Agency MBS *	$190,016	$4,100	$239	$193,877
Non-agency MBS	4,028	93	6	4,115
U.S. Agency asset-backed securities	10,623	520	130	11,013
Mutual fund	471	30	-	501
	$205,138	$4,743	$375	$209,506
Held-to-maturity
Municipal bonds	$1,334	$78	$-	$1,412

* U.S. Agency MBS include private label MBS of approximately $12.1 million and $13.6 million at June 30, 2012 and December 31, 2011, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at June 30, 2012 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$38,572	$38,577	$315	$326
Due after one year through three years	38	37	512	546
Due after three years through five years	14	15	196	214
Due after five years through ten years	16,163	16,469	-	-
Due after ten years	207,695	212,466	-	-
Mutual fund	478	513	-	-
	$262,960	$268,077	$1,023	$1,086

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2012
U.S. Agency MBS	$3,096	$28	$9,977	$197	$13,073	$225
Non-agency MBS	16,206	99	423	9	16,629	108
U.S. Agency asset-backed securities	1,208	39	1,820	91	3,028	130
	$20,510	$166	$12,220	$297	$32,730	$463

December 31, 2011
U.S. Agency MBS	$20,039	$203	$3,428	$36	$23,467	$239
Non-agency MBS	603	6	-	-	603	6
U.S. Agency asset-backed securities	1,360	37	1,817	93	3,177	130
	$22,002	$246	$5,245	$129	$27,247	$375

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at June 30, 2012 and December 31, 2011 as compared to yield/spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of June 30, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.	Federal Home Loan Bank of Seattle (“FHLB”) Stock

As of June 30, 2012 the FHLB met all of its regulatory capital requirements, but remained classified as “undercapitalized” by its primary regulator, the Federal Housing Finance Agency (“FHFA”), due to several factors including the possibility that further declines in the value of its private-label mortgage-backed securities could cause it to fall below its risk-based capital requirements. The FHLB continues to operate under a Consent Agreement entered into on October 25, 2010 with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHFA continues to deem the FHLB “undercapitalized” under the FHFA’s Prompt Corrective Action rule. The FHLB will not pay a dividend or repurchase capital stock while it is classified as “undercapitalized”. While the FHLB was “undercapitalized” as of June 30, 2012, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of June 30, 2012. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

5.	Loans and reserve for credit losses

The composition of the loan portfolio at June 30, 2012 and December 31, 2011 was as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$226,504	26.8%	$250,213	27.8%
Non-owner occupied and other	306,059	36.2%	313,311	34.8%
Total commercial real estate loans	532,563	63.0%	563,524	62.6%
Construction	49,265	5.8%	60,971	6.8%
Residential real estate	80,614	9.5%	83,595	9.3%
Commerical and industrial	145,001	17.1%	150,637	16.7%
Consumer	39,012	4.6%	40,922	4.6%
Total loans	846,455	100.0%	899,649	100.0%

Less:
Deferred loan fees, net	(938)		(2,085)
Reserve for loan losses	(38,219)		(43,905)
Loans, net	$807,298		$853,659

Loan balances declined in the two quarters of 2012 mainly due to obligor payoffs and paydowns of Bank loans. As discussed in Note 2, the Bank sold approximately $110.0 million (book carrying amount) of certain non-performing, substandard, and related performing loans during the third quarter of 2011. Loans sold in connection with the Bulk Sale consisted primarily of commercial real estate (“CRE”) and construction loans.

Included in residential real estate were approximately $1.0 million and $506 thousand in mortgage loans held for sale at June 30, 2012 and December 31, 2011, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area). As such, the Bank’s results of operations and financial condition are affected by the general economic trends and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 78% of the Bank’s loan portfolio at June 30, 2012 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions appear to be stabilizing, real estate prices remain at markedly lower levels due to the economic recession beginning in 2008. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At June 30, 2012 and December 31, 2011, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $14.4 million and $22.4 million, respectively.

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

At June 30, 2012 and December 31, 2011, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

For purposes of assessing the appropriate level of the reserve for loan losses, the Company analyzes loans and commitments to loan, and the amount of reserves allocated to loans and commitments to loans in each of the following reserve categories: pooled reserves, specifically identified reserves for impaired loans, and the unallocated reserve. Also, for purposes of analyzing loan portfolio credit quality and determining the appropriate level of reserve for loan losses, the Company identifies loan portfolio segments and classes based on the nature of the underlying loan collateral.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at June 30, 2012 and December 31, 2011 were significantly affected by the revisions and enhancements to the Company’s methodology, as well as by the effects of charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2) on its historical loss factors. A description of the significant revisions and enhancements to the methodology for estimating the reserve for loan losses follows:

Application of historical loss factors by risk rating for each loan segment and change in look-back period, as compared to the prior method which utilized blended quarterly historical loss factors.

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

Refinement of qualitative factors.

The Company refined the qualitative factors used to adjust the historical loss factors by more explicitly detailing the specific qualitative factors to be considered and the determination of the resulting quantitative amounts. In addition, certain qualitative factors are included in the estimate of the total reserve for loan losses to reflect uncertainties such as a lack of seasoning in the enhanced model.

Transactions in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended June 30, 2012
Balance at March 31, 2012	$22,314	$5,060	$3,864	$9,908	$2,788	$17	$43,951
Loan loss provision (credit)	(145)	(703)	700	(429)	(7)	584	-
Recoveries	7	231	85	303	91	-	717
Loans charged off	(4,073)	(59)	(956)	(997)	(364)	-	(6,449)
Balance at end of period	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219

Reserve for unfunded lending commitments
Balance at March 31, 2012	$28	$29	$184	$487	$822	$-	$1,550
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$28	$29	$184	$487	$822	$-	$1,550

Reserve for credit losses
Reserve for loan losses	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219
Reserve for unfunded lending commitments	28	29	184	487	822	-	1,550
Total reserve for credit losses	$18,131	$4,558	$3,877	$9,272	$3,330	$601	$39,769

For the six months ended June 30, 2012
Balance at beginning of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	522	(1,192)	1,832	(1,348)	702	584	1,100
Recoveries	13	382	119	483	180	-	1,177
Loans charged off	(4,080)	(59)	(1,517)	(1,641)	(666)	-	(7,963)
Balance at end of period	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219

Reserve for unfunded lending commitments
Balance at beginning of year	$28	$29	$184	$487	$822	$-	$1,550
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$28	$29	$184	$487	$822	$-	$1,550

Reserve for credit losses
Reserve for loan losses	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219
Reserve for unfunded lending commitments	28	29	184	487	822	-	1,550
Total reserve for credit losses	$18,131	$4,558	$3,877	$9,272	$3,330	$601	$39,769

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended June 30, 2011
Balance at March 31, 2011	$13,539	$11,841	$4,001	$9,252	$2,840	$981	$42,454
Loan loss provision	44	1,092	(115)	(749)	129	1,599	2,000
Recoveries	47	91	21	798	138	-	1,095
Loans charged off	(748)	(2,088)	(211)	(1,253)	(459)	-	(4,759)
Balance at end of period	$12,882	$10,936	$3,696	$8,048	$2,648	$2,580	$40,790

Reserve for unfunded lending commitments
Balance at March 31, 2011	$39	$-	$101	$523	$241	$37	$941
Provision for unfunded loan commitments	1	-	-	-	-	(1)	-
Balance at end of period	$40	$-	$101	$523	$241	$36	$941

Reserve for credit losses
Reserve for loan losses	$12,882	$10,936	$3,696	$8,048	$2,648	$2,580	$40,790
Reserve for unfunded lending commitments	40	-	101	523	241	36	941
Total reserve for credit losses	$12,922	$10,936	$3,797	$8,571	$2,889	$2,616	$41,731

For the six months ended June 30, 2011
Balance at beginning of year	$14,338	$12,652	$4,115	$12,220	$2,966	$377	$46,668
Loan loss provision	508	2,087	387	1,763	552	2,203	7,500
Recoveries	96	261	102	1,002	180	-	1,641
Loans charged off	(2,060)	(4,064)	(908)	(6,937)	(1,050)	-	(15,019)
Balance at end of period	$12,882	$10,936	$3,696	$8,048	$2,648	$2,580	$40,790

Reserve for unfunded lending commitments
Balance at beginning of year	$40	$-	$101	$523	$241	$36	$941
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$40	$-	$101	$523	$241	$36	$941

Reserve for credit losses
Reserve for loan losses	$12,882	$10,936	$3,696	$8,048	$2,648	$2,580	$40,790
Reserve for unfunded lending commitments	40	-	101	523	241	36	941
Total reserve for credit losses	$12,922	$10,936	$3,797	$8,571	$2,889	$2,616	$41,731

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans, by portfolio segment and impairment evaluation method at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
June 30, 2012	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial real estate	$6,745	$11,358	$18,103	$52,687	$479,876	$532,563
Construction	269	4,260	4,529	7,298	41,967	49,265
Residential real estate	1,549	2,144	3,693	6,863	73,751	80,614
Commerical and industrial	1,519	7,266	8,785	10,833	134,168	145,001
Consumer	244	2,264	2,508	1,490	37,522	39,012
	$10,326	$27,292	37,618	$79,171	$767,284	$846,455
Unallocated			601
			$38,219

December 31, 2011
Commercial real estate	$7,150	$14,498	$21,648	$48,649	$514,875	$563,524
Construction	350	5,048	5,398	5,454	55,517	60,971
Residential real estate	1,002	2,257	3,259	5,472	78,123	83,595
Commerical and industrial	2,563	8,728	11,291	11,521	139,116	150,637
Consumer	160	2,132	2,292	919	40,003	40,922
	$11,225	$32,663	43,888	$72,015	$827,634	$899,649
Unallocated			17
			$43,905

The Company uses credit risk ratings, which reflect the Bank’s assessment of a loan’s risk or loss potential, for purposes of assessing the appropriate level of reserve for loan losses. The Bank’s credit risk rating definitions along with applicable borrower characteristics for each credit risk rating are as follows:

Acceptable

The borrower is a reasonable credit risk and demonstrates the ability to repay the loan from normal business operations. Loans are generally made to companies operating in an economy and/or industry that is generally sound. The borrower tends to operate in regional or local markets and has achieved sufficient revenues for the business to be financially viable. The borrowers financial performance has been consistent in normal economic times and has been average or better than average for its industry.

The borrower may have some vulnerability to downturns in the economy due to marginally satisfactory working capital and debt service cushion. Availability of alternate financing sources may be limited or nonexistent. In certain cases, the borrower’s management, although less experienced, is considered capable. Also, in some cases, the borrower’s management may have limited depth or continuity. An adequate primary source of repayment is identified while secondary sources may be illiquid, more speculative, less readily identified, or reliant upon collateral liquidation. Loan agreements will be well defined, including several financial performance covenants and detailed operating covenants. This category also includes commercial loans to individuals with average or better than average capacity to repay.

Watch

Loans are graded Watch when temporary situations increase the level of the Bank’s risk associated with the loan, and remain graded Watch until the situation has been corrected. These situations may involve one or more weaknesses in cash flow, collateral value or indebtedness that could, if not corrected within a reasonable period of time, jeopardize the full repayment of the debt. In general, loans in this category remain adequately protected by the borrower’s net worth and paying capacity, or pledged collateral.

Special Mention

A Special Mention credit has potential weaknesses that may, if not checked or corrected, weaken the loan or leave the Bank inadequately protected at some future date. Loans in this category are deemed by management of the Bank to be currently protected but reflect potential problems that warrant more than the usual management attention but do not justify a Substandard classification.

Substandard

Substandard loans are those inadequately protected by the net worth and paying capacity of the obligor and/or by the value of the pledged collateral, if any. Substandard loans have a high probability of payment default or they have other well-defined weaknesses. They require more intensive supervision and borrowers are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants.

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

In addition, certain substandard loans also include impaired loans. Impaired loans, bear the characteristics of Substandard loans as described above, but the Company has determined it does not expect to receive timely return of all contractually due interest and principal. Impaired loans include loans that may be adequately secured by collateral but the borrower is unable to maintain regularly scheduled interest payments.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Loan grades
June 30, 2012	Acceptable	Watch	Special Mention	Substandard	Total
Commercial real estate:
Owner occupied	$142,387	$10,918	$29,221	$43,978	$226,504
Non-owner occupied	194,977	32,959	39,654	38,469	306,059
Total commercial real estate loans	337,364	43,877	68,875	82,447	532,563
Construction	18,672	4,582	11,059	14,952	49,265
Residential real estate	69,918	250	5,486	4,960	80,614
Commerical and industrial	108,039	6,017	8,103	22,842	145,001
Consumer	38,144	-	618	250	39,012
	$572,137	$54,726	$94,141	$125,451	$846,455

December 31, 2011
Commercial real estate:
Owner occupied	$160,184	$16,357	$30,054	$43,618	$250,213
Non-owner occupied	179,588	20,844	39,875	73,004	313,311
Total commercial real estate loans	339,772	37,201	69,929	116,622	563,524
Construction	23,225	5,439	17,775	14,532	60,971
Residential real estate	70,366	1,064	2,927	9,238	83,595
Commerical and industrial	109,311	6,408	5,747	29,171	150,637
Consumer	39,119	-	17	1,786	40,922
	$581,793	$50,112	$96,395	$171,349	$899,649

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$2,523	$462	$2,985	$223,518	$226,503
Non-owner occupied	572	2,199	2,771	303,288	306,059
Total commercial real estate loans	3,095	2,661	5,756	526,806	532,562
Construction	60	402	462	48,804	49,266
Residential real estate	281	1,066	1,347	79,267	80,614
Commerical and industrial	1,715	1,572	3,287	141,714	145,001
Consumer	40	11	51	38,961	39,012
	$5,191	$5,712	$10,903	$835,552	$846,455

December 31, 2011
Commercial real estate:
Owner occupied	$-	$1,460	$1,460	$248,753	$250,213
Non-owner occupied	-	300	300	313,011	313,311
Total commercial real estate loans	-	1,760	1,760	561,764	563,524
Construction	330	2,940	3,270	57,701	60,971
Residential real estate	396	1,069	1,465	82,130	83,595
Commerical and industrial	2,174	1,545	3,719	146,918	150,637
Consumer	94	23	117	40,805	40,922
	$2,994	$7,337	$10,331	$889,318	$899,649

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at June 30, 2012 and December 31, 2011.

The following table presents information related to impaired loans, by portfolio class, at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Impaired loans
June 30, 2012	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
Commercial real estate:
Owner occupied	$12,286	$3,842	$16,128	$16,853	$5,862
Non-owner occupied	23,489	13,070	36,559	41,977	883
Total commercial real estate loans	35,775	16,912	52,687	58,830	6,745
Construction	2,189	5,109	7,298	11,074	269
Residential real estate	4,446	2,417	6,863	11,090	1,549
Commerical and industrial	7,918	2,915	10,833	24,115	1,519
Consumer	1,294	196	1,490	2,886	244
	$51,622	$27,549	$79,171	$107,995	$10,326

December 31, 2011
Commercial real estate:
Owner occupied	$11,950	$2,598	$14,548	$14,548	$5,070
Non-owner occupied	32,797	1,304	34,101	37,121	2,080
Total commercial real estate loans	44,747	3,902	48,649	51,669	7,150
Construction	2,501	2,953	5,454	5,454	350
Residential real estate	3,537	1,935	5,472	5,473	1,002
Commerical and industrial	8,526	2,995	11,521	11,627	2,563
Consumer	919	-	919	919	160
	$60,230	$11,785	$72,015	$75,142	$11,225

At June 30, 2012 and December 31, 2011, the total recorded balance of impaired loans in the above table included $50.7 and $43.7 million respectively of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Commercial real estate:
Owner occupied	$15,583	$25,699
Non-owner occupied	37,920	36,026
Total commercial real estate loans	53,503	61,725
Construction	5,142	63,780
Residential real estate	6,160	6,658
Commerical and industrial	10,933	21,909
Consumer	1,272	675
	$77,010	$154,747

Interest income recognized for cash payments received on impaired loans for the six months ended June 30, 2012 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at June 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Loans on nonaccrual status:
Commercial real estate:
Owner occupied	$1,413	$1,930
Non-owner occupied	3,749	299
Total commercial real estate loans	5,162	2,229
Construction	450	2,940
Residential real estate	1,357	1,397
Commerical and industrial	2,451	2,545
Consumer	-	-
Total non-accrual loans	9,420	9,111

Accruing loans which are contractually past due 90 days or more:
Consumer	11	23
Total non-accrual loans	11	23

Total of nonaccrual and 90 days past due loans	$9,431	$9,134

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

The Company allocated $6.9 and $8.3 million of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2012 and December 31, 2011, respectively. TDRs involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. These may also include loans experiencing financial stress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure. These concessions may include – but are not limited to – interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it may retain that designation until it is paid off, since restructured loans generally are not at market rates following restructuring. Under certain circumstances a TDR may be removed from TDR status if it is determined to be no longer impaired and is paying a competitive interest rate. Under such circumstances, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.

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

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

For the three months ended June 30, 2012	Number of loans	TDR outstanding recorded investment
Commercial real estate	1	$132
Construction	1	4,425
Residential real estate	3	83
Commercial and industrial	3	240
Consumer	18	151
	26	$5,031

For the three months ended June 30, 2011
Commercial real estate	12	$21,747
Construction	1	69
Residential real estate	5	1,375
Commercial and industrial	12	877
Consumer	15	131
	45	$24,199

For the six months ended June 30, 2012	Number of loans	TDR outstanding recorded investment
Commercial real estate	4	$1,729
Construction	1	4,425
Residential real estate	7	310
Commerical and industrial	9	581
Consumer	33	310
	54	$7,355

For the six months ended June 30, 2011
Commercial real estate	17	$24,238
Construction	9	793
Residential real estate	17	2,811
Commerical and industrial	70	3,573
Consumer	73	768
	186	$32,183

There was no change in the pre- and post-TDR outstanding recorded investment for loans restructured during the twelve months ended June 30, 2012 and 2011. At June 30, 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $1.3 million. At June 30, 2011, the remaining commitments were immaterial.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three and six months ended June 30, 2012 by the primary type of concession granted:

Three months ended June 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$-	$132	$-	$132
Construction	-	4,425	-	4,425
Residential real estate	-	83	-	83
Commercial and industrial	-	240	-	240
Consumer	-	151	-	151
	$-	$5,031	$-	$5,031

Six months ended June 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$1,295	$434	$-	$1,729
Construction	-	4,425	-	4,425
Residential real estate	-	310	-	310
Commerical and industrial	89	339	153	581
Consumer	-	310	-	310
	$1,384	$5,818	$153	$7,355

There were no TDR’s which had payment defaults during the three months ended June 30, 2012. During the three months ended June 30, 2011, there was one TDR categorized as commercial real estate totaling $572 thousand which had payment defaults.

The following table presents, by portfolio segment, the TDRs which had payment defaults during the six months ended June 30, 2012 and 2011:

`

For the six months ended June 30, 2012	Number of loans	TDRs restructured in the period with a payment default
Consumer loans	1	$3
	1	$3

For the six months ended June 30, 2011
Commercial real estate	1	$572
Construction	-	-
Residential real estate	1	334
Commercial and industrial loans	9	$8,252
Consumer loans	7	70
	18	$9,228

6.	Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. Accordingly MSRs of approximately $774 thousand are included in accrued interest and other assets of the June 30, 2012 condensed consolidated financial statements.

7.	Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended June 30,
	2012	2011
Balance at beginning of period	$18,086	$35,456
Additions	256	4,241
Dispositions	(11,344)	(1,601)
Change in valuation allowance	5,253	(984)
Balances at end of period	$12,251	$37,112

	Six months ended June 30,
	2012	2011
Balance at beginning of year	$21,270	$39,536
Additions	972	6,850
Dispositions	(17,405)	(8,062)
Change in valuation allowance	7,414	(1,212)
Balances at end of period	$12,251	$37,112

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended June 30,
	2012	2011
Balance at beginning of period	$28,126	$17,077
Additions to the valuation allowance	-	1,082
Reductions due to sales of OREO	(5,254)	(98)
Balance at end of period	$22,872	$18,061

	Six months ended June 30,
	2012	2011
Balance at beginning of year	$30,287	$16,849
Additions to the valuation allowance	86	2,269
Reductions due to sales	(7,501)	(1,057)
Balance at end of period	$22,872	$18,061

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating costs	$65	$243	$701	$442
Net (gains) losses on dispositions	-	(23)	(38)	179
Increases in valuation allowance	-	1,082	86	2,269
Total	$65	$1,302	$749	$2,890

8.	Other Borrowings

At June 30, 2012 and December 31, 2011, the Bank had a total of $60.0 million in long-term borrowings from FHLB with maturities ranging from 2014 to 2017, bearing a weighted-average rate of 3.13%.

At June 30, 2012, the Bank had $120.8 million in available credit at the FHLB, along with undrawn borrowing capacity at the FRB of approximately $23.5 million assuming pledged collateral continues to meet FHLB and FRB standards for qualifications.

See “Capital Resources” and “Liquidity” under Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

9.	Basic and Diluted Net Income per Common Share

The Company’s basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted net income per common share for the three and six months ended June 30, 2012 and 2011 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income before extraordinary net gain	$1,757	$2,011	$2,815	$216
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	-	32,839
Net income	$1,757	$2,011	$2,815	$33,055

Weighted-average shares outstanding - basic	47,133,361	47,071,512	47,112,583	40,164,747
Weighted-average shares outstanding - diluted	47,283,904	47,209,402	47,259,313	40,255,069
Common stock equivalent shares excluded due to antidilutive effect	19,412	137,890	14,719	90,322

Basic and diluted:
Income before extraordinary net gain per common share	$0.04	$0.04	$0.06	$0.01
Extraordinary net gain per common share	-	-	-	0.81
Net income per common share	$0.04	$0.04	$0.06	$0.82

10.	Stock-Based Compensation

At June 30, 2012, 4,839,876 shares reserved under the stock-based compensation plans were available for future grants.

During the six months ended June 30, 2012, the Company granted 54,421 additional shares of restricted stock with a weighted-average grant date fair value of $5.70 per share, which vest during 2014 and 2015. During the same period, the Company also granted 19,412 stock options with a weighted-average grant date fair value of approximately $4.25 per option. These stock options vest in 2014. The Company did not grant any stock options in 2011. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2012:

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model is affected by subjective assumptions including historical volatility of the Company’s common stock price.  Because the Company has relatively low average trading volume in its common stock, its estimated volatility may be higher than publicly-traded companies with greater trading volumes.

The following table presents the activity related to stock options for the six months ended June 30, 2012:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2012	144,370	$68.90	5.9	$-
Granted	19,412	4.25	1.9	27.8
Cancelled/forefeited	(17,699)	69.11	N/A	N/A
Expired	(8,110)	68.97	N/A	N/A
Options outstanding at June 30, 2012	137,973	$59.77	6.3	$27.8
Options exercisable at June 30, 2012	56,711	$137.74	3.6	$-

Stock-based compensation expense related to stock options for the six months ended June 30, 2012 and 2011 was approximately $91 thousand and $72 thousand, respectively. As of June 30, 2012, there was approximately $137 thousand unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the six months ended June 30, 2012:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2012	138,864	$15.72
Granted	54,421	5.70
Vested	(25,208)	7.20
Cancelled/forefeited	(17,534)	7.22
Nonvested as of June 30, 2012	150,543	$14.51

Nonvested restricted stock is generally scheduled to vest over a three year period and as of June 30, 2012 has a remaining vesting term of approximately two years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of June 30, 2012, unrecognized compensation cost related to nonvested restricted stock totaled approximately $871 thousand, which is expected to be recognized over the next three and a half years. Total expense recognized by the Company for nonvested restricted stock for the six months ended June 30, 2012 and 2011 were $488 thousand and $441 thousand, respectively, and is being amortized to expense on a straight-line basis over the applicable vesting periods. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at June 30, 2012 and December 31, 2011, as all RSUs were fully-vested at the date of the grant.

During the quarter ended June 30, 2012, the Company awarded a total of 34,505 shares of common stock with a fair value of $5.54 per share at the grant date to its directors as compensation for their services. These awards were in connection to the Board of Directors 2012 Compensation plan. For those directors who elected to defer the equity awards, the Company issued 9,386 RSUs to those of its directors who elect to defer receiving equity compensation. In addition, during the second quarter of 2012, the Company issued a total of 7,627 shares of nonvested restricted stock to new hires at a weighted average grant price of $4.91 per share. These shares are included in the above table of activity related to nonvested restricted stock for the six months ended June 30, 2012.

11.	Income Taxes

During the six months ended June 30, 2012, the Company recorded an income tax provision of approximately $50 thousand. This provision for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the estimated income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised. During the six months ended June 30, 2011, the Company recorded an income tax provision of approximately $17.7 million. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Note 2), which was calculated based on the Company’s estimated statutory income tax rates. The income tax provision of $17.7 million also includes a credit for income taxes of approximately $4.4 million related to the Company’s loss from operations excluding the extraordinary gain.

Management determined the amount of the deferred tax valuation allowance at June 30, 2012 and December 31, 2011 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

As of June 30, 2012, the Company maintained a full valuation allowance against the deferred tax asset balance of $51.4 million. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement and tax recognition of revenue and expenses, the recapture of previously realized deferred tax assets that are now deemed unrealizable, and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code. See also “Critical Accounting Policies and Accounting Estimates – Deferred Income Taxes” included in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internal or third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that assets or liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the condensed consolidated balance sheet date may differ significantly from the amounts presented herein.

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

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value is generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value. Since many recent real estate sales could be termed “distressed sales”, and since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates. Estimated costs to sell OREO are based on standard market factors. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5.0 million general valuation allowance allocated among homogenous groupings of OREO properties. At June 30, 2012 the balance in the general valuation allowance was $1.6 million. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The Company’s only financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2012
Investment securities available - for - sale	$-	$268,077	$-

December 31, 2011
Investment securities available - for - sale	$-	$209,506	$-

Certain assets, such as impaired loans and OREO, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2012
Impaired loans with specific valuation allowances	$-	$-	$51,622
Other real estate owned	-	-	12,251
	$-	$-	$63,872

December 31, 2011
Impaired loans with specific valuation allowances	$-	$-	$39,436
Other real estate owned	-	-	21,270
	$-	$-	$60,706

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated (dollars in thousands):

	June 30, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$51,622	Market approach	Appraised value less selling costs of 5% to 10%
			Liquidation expenses of 5% to 10%
Other real estate owned	$12,251	Market approach	Appraised value less selling costs of 5% to 10%

Other than the establishment of a general valuation allowance on OREO at December 31, 2011, the Company did not change the methodology used to determine fair value for any assets or liabilities during 2011, or during the six months ended June 30, 2012. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2011 or the six months ended June 30, 2012.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2012 and December 31, 2011.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using June 30, 2012 and December 31, 2011 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2012 and December 31, 2011 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s June 30, 2012 and December 31, 2011 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2012 and December 31, 2011 were approximately as follows (dollars in thousands):

		June 30, 2012		December 31, 2011
	Level in Fair Value Heirarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$97,890	$97,890	$128,439	$128,439
Investment securities:
Available-for-sale	Level 2	268,077	268,077	209,506	209,506
Held-to-maturity	Level 2	1,023	1,086	1,334	1,412
FHLB stock	Level 2	10,472	10,472	10,472	10,472
Loans, net	Level 2	807,298	831,348	853,659	877,742
BOLI	Level 3	35,201	35,201	34,683	34,683

Financial liabilities:
Deposits	Level 2	1,053,863	1,054,691	1,086,827	1,088,210
FHLB borrowings	Level 2	60,000	65,376	60,000	65,646

13.	Regulatory Matters

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At June 30, 2012 and December 31, 2011 the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations and the Order (discussed below). At December 31, 2011 the Bank did not meet the 10% Tier 1 leverage ratio requirement per the Order, and was considered “adequately capitalized” under the applicable regulations. At June 30, 2012 Bancorp also met the regulatory benchmarks to be “well-capitalized” under applicable regulations and the Written Agreement (discussed below). However, at December 31, 2011 Bancorp did not meet the Written Agreement’s requirement that Bancorp maintain a 10% Tier 1 leverage ratio and Bancorp was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp filed the required update to its capital plan with the FRB and the Oregon Division of Finance and Corporate Securities (“DFCS”) which was accepted by its regulators.

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and DFCS which requires the Bank to take certain measures to improve its safety and soundness.

In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order (the “Order”) against the Bank based on certain findings from an examination of the Bank concluded in February 2009 based upon financial and lending data measured as of December 31, 2008 (the Report of Examination, or “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank is required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and assure that its reserve for loan losses is maintained at an appropriate level.

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of June 30, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of June 30, 2012, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital has been met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of June 30, 2012, the Bank’s primary liquidity ratio was 26.49%.

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

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of June 30, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement, however at December 31, 2011 Bancorp did not meet this requirement and was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp filed the required update to its capital plan with the FRB and DFCS which was accepted by its regulators.

Bancorp’s actual and required capital amounts and ratios as of June 30, 2012 and December 31, 2011 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2012:
Tier 1 leverage
(to average assets)	$134,265	10.5%	$51,299	4.0%	$128,248	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	134,265	13.5	39,707	4.0	59,561	6.0
Total capital
(to risk-weighted assets)	147,027	14.8	79,414	8.0	99,268	10.0

December 31, 2011:
Tier 1 leverage
(to average assets)	$130,172	9.4%	$55,260	4.0%	$138,151	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	130,172	13.0	39,917	4.0	59,875	6.0
Total capital
(to risk-weighted assets)	143,067	14.3	79,834	8.0	99,792	10.0

(1)	Pursuant to the Written Agreement, in order to be deemed "well capitalized", Bancorp must maintain a Tier 1 leverage ratio of at least 10.00%.

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2012:
Tier 1 leverage
(to average assets)	$133,811	10.4%	$51,278	4.0%	$128,196	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	133,811	13.5	39,695	4.0	59,542	6.0
Total capital
(to risk-weighted assets)	146,462	14.8	79,389	8.0	99,237	10.0

December 31, 2011 (2) :
Tier 1 leverage
(to average assets)	$129,473	9.4%	$55,223	4.0%	$138,059	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	129,473	13.0	39,910	4.0	59,865	6.0
Total capital
(to risk-weighted assets)	142,366	14.3	79,819	8.0	99,774	10.0

(1)	Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.
(2)	Adjusted to correct an error in the computation of the Bank’s regulatory capital at December 31, 2011. See note 16 for a discussion of the correction of the error at December 31, 2011.

14.	New Authoritative Accounting Guidance

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

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the consolidated financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

16.   Correction of Error in Prior Periods

Subsequent to the filing of the Company’s Form 10-Q for the quarter ended March 31, 2012, but prior to filing the Company’s Form 10-Q for the quarter ended June 30, 2012, management discovered an error in the computation of the Bank’s regulatory capital for purposes of the Bank’s FDIC Call Reports. This Call Report error affected disclosures about the Bank’s regulatory capital disclosures in certain of the Company’s prior filings with the SEC because those disclosures were taken from the Call Reports. The error affected disclosures in the Company’s Form 10-K for the fiscal year ended December 31, 2011 and the Forms 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and March 31, 2012 (collectively, the “Prior Reports”). The correction of the error had no effect on the Company’s consolidated balance sheet, statements of operations, stockholder’s equity, or the amounts or disclosure of the regulatory capital or regulatory capital ratios of Bancorp as included in the Prior Reports. The correction does decrease the regulatory capital and regulatory capital ratios of the Bank when compared with the previously reported regulatory capital and regulatory capital ratios included in the Prior Reports.. The Company believes the error will not affect the Bank status with respect to its outstanding regulatory agreements with FDIC, or DFCS.

This error in the Bank’s FDIC Call Reports was discovered in connection with a routine examination of the Bank by the FDIC and DFCS, the Bank’s primary regulators. In the course of discussions with the FDIC and DFCS, management discovered that the Bank had failed to record a valuation allowance against the Bank’s deferred tax asset, resulting in an overstatement of the Bank’s regulatory capital ranging from approximately $12 million to $22 million in the Bank’s FDIC Call Reports covering the periods from March 31, 2011 through March 31, 2012. In its intercompany bookkeeping for the Bank’s FDIC Call Reports for the four quarterly periods of 2011, and the fiscal quarter ended March 31, 2012, the Bank failed to record the appropriate valuation allowance. Following the discovery of this error, management revised the Bank’s FDIC Call Reports to reflect a tax deferred asset valuation allowance ranging from approximately $12 million to $22 million for the affected periods. The following table presents the impact of the correction of the error on the Bank’s regulatory capital and regulatory capital ratios as set forth in the periods covered by the Prior Reports:

					Regulatory minimum to be		Regulatory minimum
	Reported		Corrected		"adequately capitalized"		per Order
	Capital		Capital		Capital		Capital
	amount	Ratio	amount	Ratio	amount	Ratio	amount	Ratio
March 31, 2012:
Tier 1 leverage	152,826	11.5%	131,589	10.03%	52,501	4.0%	131,252	10.0%

Tier 1 capital	152,826	15.2%	131,589	13.39%	39,308	4.0%	58,962	6.0%

Total capital	165,800	16.5%	144,286	14.68%	78,617	8.0%	98,271	10.0%

December 31, 2011:
Tier 1 leverage	151,567	10.8%	129,473	9.38%	55,223	4.0%	138,059	10.0%

Tier 1 capital	151,567	14.9%	129,473	12.98%	39,910	4.0%	59,865	6.0%

Total capital	164,735	16.1%	142,366	14.27%	79,819	8.0%	99,774	10.0%

September 30, 2011:
Tier 1 leverage	175,025	11.1%	152,931	9.83%	62,205	4.0%	155,511	10.0%

Tier 1 capital	175,025	16.5%	152,931	14.68%	41,675	4.0%	62,512	6.0%

Total capital	188,579	17.7%	166,211	15.95%	83,349	8.0%	104,187	10.0%

June 30, 2011:
Tier 1 leverage	229,445	14.4%	214,894	13.64%	63,021	4.0%	157,553	10.0%

Tier 1 capital	229,445	18.6%	214,894	17.66%	48,680	4.0%	73,020	6.0%

Total capital	245,143	19.9%	230,443	18.94%	97,360	8.0%	121,699	10.0%

March 31, 2011:
Tier 1 leverage	226,599	13.5%	214,159	12.89%	66,449	4.0%	166,121	10.0%

Tier 1 capital	226,599	17.7%	214,159	16.84%	50,875	4.0%	76,312	6.0%

Total capital	242,986	18.9%	230,403	18.12%	101,749	8.0%	127,187	10.0%

The following Parent Company financial statements show the correction of those financial statements reported in Note 21 to the Company’s consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The correction of the error had no effect on the Company’s consolidated balance sheet, income statements of operations, stockholder’s equity or the amounts or disclosure of the regulatory capital and regulatory capital ratios of Bancorp as included in the Prior Reports.

PARENT COMPANY
CONDENSED BALANCE SHEETS
December 31, 2011
	As Reported	Corrected
Assets:
Cash and Cash equivalents	$512	$512
Investment in subsidiary	154,276	132,202
Other Assets	177	177
Total Assets	$154,965	$132,891

Liabilities and stockholders' equity:
Other Liabilities	$22,084	$10
Stockholders' equity	132,881	132,881
Total liabilities and stockholders' equity	$154,965	$132,891

PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
Year Ended December 31, 2011
	As Reported	Corrected
Income:
Interest income	$6	$6

Expenses:
Administrative	758	758
Interest	158	158
Other	257	257
Total expenses	1,173	1,173

Loss before income taxes, extraordinary net gain, and equity in undistributed net losses of subsidiary	(1,167)	(1,167)
Tax benefit from consolidated tax return	-	22,074
Income (loss) before extraordinary net gain, and equity in undistributed net losses of subsidiary	(1,167)	20,907
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes of $22,074	32,839	32,840
Gain before equity in undistributed net loss of subsidiary	31,672	53,757
Equity in undistributed net lossees of subsidiary	(78,948)	(101,023)
Net loss	$(47,276)	$(47,276)

The Bank’s regulatory capital disclosures contained in this Form 10-Q reflect the prior period adjustments discussed in this note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012, including its audited 2011 consolidated financial statements and the notes thereto as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011.

Cautionary Information Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2012 for the year ended December 31, 2011.

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

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at June 30, 2012 and December 31, 2011 were significantly affected by inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2) and related effect on historical loss factors, risk rating changes within the loan portfolio, and changes in the level of expected loss on impaired loans.

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

At June 30, 2012, the Company continued to conclude it was more likely than not that its deferred tax asset would not be realized. Accordingly it has established a full valuation allowance that has reduced its deferred tax asset to zero. The determination as to utilization of deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. The Company will continues to evaluate available evidence, including the its forecasts of future taxable income and related operating results, in determining if some or all of its deferred income tax assets may become realizable.

For additional information regarding critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Accounting Estimates” included in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2011.

Corrections to Previously Reported Financial Information

Subsequent to the filing of the Company’s Form 10-Q for the quarter ended March 31, 2012, but prior to filing the Company’s Form 10-Q for the quarter ended June 30, 2012, management discovered an error in the computation of the Bank’s regulatory capital for purposes of the Bank’s FDIC Call Reports. This Call Report error affected the Bank’s regulatory capital disclosures in certain of the Company’s prior filings with the SEC because those disclosures were taken from the Call Reports. The error affected disclosures in the Company’s Form 10-K for the fiscal year ended December 31, 2011 and the Forms 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and March 31, 2012 (collectively, the “Prior Reports”) including disclosure about the Bank’s compliance with a regulatory order applicable to the Bank as described below. The correction of the error had no effect on the Company’s consolidated balance sheet, statements of operations, stockholder’s equity or the amounts or disclosure of the regulatory capital or regulatory capital ratios of Bancorp as included in the Prior reports. The correction does decrease the regulatory capital and regulatory capital ratios of the Bank when compared with the previously reported regulatory capital and regulatory capital ratios included in the Prior Reports. The Company believes the error will not affect the Bank status with respect to its outstanding regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”) or the Oregon Department of Consumer and Business Services, Division of Finance & Corporate Securities (“DFCS”).

This error in the Bank’s Call Reports was discovered in connection with a routine examination of the Bank by the FDIC and DFCS, the Bank’s primary regulators. In the course of discussions with the FDIC and DFCS, management discovered that the Bank had failed to record a valuation allowance against the Bank’s deferred tax asset, resulting in an overstatement of the Bank’s regulatory capital of approximately $22 million in the Bank’s FDIC Call Reports covering the periods from March 31, 2011 through March 31, 2012. In its intercompany bookkeeping for the Bank’s FDIC Call Reports for the four quarterly periods of 2011, and the fiscal quarter ended March 31, 2012, the Bank failed to record the appropriate valuation allowance. Following the discovery of this error, management revised the Bank’s FDIC Call Reports to reflect a tax deferred asset valuation allowance of approximately $22 million for the affected periods. As previously disclosed in the Current Report on Form 8-K that we filed with the Securities Exchange Commission on August 14, 2012, disclosures regarding the Bank’s historical regulatory capital, regulatory capital ratios and related disclosures in this second quarter 2012 reflect the impact of the correction of the error, and contrary information set forth in the Prior Reports should be disregarded.

The following table presents the impact of the correction of the error on the Bank’s regulatory capital and regulatory capital ratios for as set forth in the periods covered by the Prior Reports:

					Regulatory minimum to be		Regulatory minimum
	Reported		Corrected		"adequately capitalized"		per Order
	Capital		Capital		Capital		Capital
	amount	Ratio	amount	Ratio	amount	Ratio	amount	Ratio
March 31, 2012:
Tier 1 leverage	152,826	11.5%	131,589	10.03%	52,501	4.0%	131,252	10.0%

Tier 1 capital	152,826	15.2%	131,589	13.39%	39,308	4.0%	58,962	6.0%

Total capital	165,800	16.5%	144,286	14.68%	78,617	8.0%	98,271	10.0%

December 31, 2011:
Tier 1 leverage	151,567	10.8%	129,473	9.38%	55,223	4.0%	138,059	10.0%

Tier 1 capital	151,567	14.9%	129,473	12.98%	39,910	4.0%	59,865	6.0%

Total capital	164,735	16.1%	142,366	14.27%	79,819	8.0%	99,774	10.0%

September 30, 2011:
Tier 1 leverage	175,025	11.1%	152,931	9.83%	62,205	4.0%	155,511	10.0%

Tier 1 capital	175,025	16.5%	152,931	14.68%	41,675	4.0%	62,512	6.0%

Total capital	188,579	17.7%	166,211	15.95%	83,349	8.0%	104,187	10.0%

June 30, 2011:
Tier 1 leverage	229,445	14.4%	214,894	13.64%	63,021	4.0%	157,553	10.0%

Tier 1 capital	229,445	18.6%	214,894	17.66%	48,680	4.0%	73,020	6.0%

Total capital	245,143	19.9%	230,443	18.94%	97,360	8.0%	121,699	10.0%

March 31, 2011:
Tier 1 leverage	226,599	13.5%	214,159	12.89%	66,449	4.0%	166,121	10.0%

Tier 1 capital	226,599	17.7%	214,159	16.84%	50,875	4.0%	76,312	6.0%

Total capital	242,986	18.9%	230,403	18.12%	101,749	8.0%	127,187	10.0%

Status of the Regulatory Order

On August 27, 2009, the Bank stipulated to the issuance by the FDIC and DFCS of an order to cease and desist (the “Order”). Based upon the preliminary results of a recent FDIC and DFCS examination, management believes that the Order will be lifted. Management also believes that the error in the Bank’s Call Reports did not contravene the Order and that the Bank is in substantial compliance with the requirements of the Order currently and as to periods covered by the Prior Reports.  Removal of the Order requires various levels of review within the FDIC and DFCS, and removal is expected to require at least 60 days to be completed.  Further, management believes that if the Order is removed the Bank may remain subject to an informal supervisory directive or memorandum of understanding, the terms of which would likely continue to impose certain limitations on the Bank’s operations.

Disclosures with Respect to Compliance with the Order

Among other things, the Order imposes capital adequacy requirements on the Bank that are higher than those generally imposed by applicable banking regulations. In the case of the Bank, the Order requires the Bank to maintain a Tier 1 capital leverage ratio of 10.0%. Along with the error in computed Bank capital ratios, the Prior Reports also included a statement to the effect that the Bank was, as of the relevant report date, in compliance with the 10.0% Tier 1 capital leverage ratio imposed by the Order. In the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and its Form 10-K for the fiscal year ended December 31, 2011, the footnote contained an error asserting that the Bank was in compliance with the 10.0% Tier 1 capital leverage ratio imposed by the Order as of the end of the relevant period.

If the error had been discovered as of December 31, 2011, the Company would likely have provided alternative disclosures in its Form 10-K for the fiscal year ended December 31, 2011. These alternative disclosures most likely would have indicated that the Bank did not technically meet that portion of the Order relating to the 10% Tier 1 capital leverage ratio requirement and that, as a consequence, the Bank would likely have been required to file an updated capital plan with the FDIC and DFCS.  The disclosure would have been nearly identical with disclosures made by the Bancorp, which was in a similar position with respect to its 10% Tier 1 leverage ratio at December 31, 2011.  The Company would also have likely included a disclosure that, based on discussions among the FDIC, DFCS and management, that management believed the Bank was in substantial compliance with the requirements of the Order, including the 10% Tier 1 capital leverage ratio requirements, at December 31, 2011.

After adjustment of the Bank’s regulatory capital and regulatory capital ratios to account for correction of the error, the Bank was in compliance with the 10.0% Tier 1 capital leverage ratio required by the Order at March 31, 2011, June 30, 2011 and March 31, 2012. There is no impact on the regulatory capital or regulatory capital ratios of Bancorp as disclosed in the Prior Reports.

New Proposed Capital Rules

On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”). The Proposed Rules would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Proposed Rules would apply only to large, complex financial institutions, substantial portions of the Proposed Rules would apply to the Bank and Bancorp. The Proposed Rules include requirements contemplated by Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010, which standards are commonly referred to as “Basel III”.

The Proposed Rules include new risk-based and leverage capital ratio requirements, which would be phased in beginning in 2013 and be fully implemented January 1, 2015, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the Proposed Rules would be: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital would consist of retained earnings and common stock instruments, subject to certain adjustments.

The Proposed Rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer would consist entirely of common equity Tier 1 capital and, when added to the capital requirements, would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Proposed Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions would be phased in beginning in 2013 and be fully implemented January 1, 2015. The prompt correction action rules would be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions would be required to meet the following capital levels in order to qualify as “well capitalized”: (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Proposed Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn would affect the calculation of risk based ratios. These new calculations would take effect beginning January 1, 2015. Under the Proposed Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including residential mortgages, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on accrual, foreign exposures and certain corporate exposures. In addition, the Proposal Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

The deadline for comments on the Proposed Rules is September 7, 2012. We cannot predict at this time when or in what form final rules will be adopted.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. The uncertain depth and duration of the present sluggish economic conditions could cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall or remain depressed for an uncertain amount of time. Unemployment rates in these areas continue to be high and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to uneven consumer spending driven by elevated unemployment and uncertainty. Recently, the national and regional economies and real estate price declines have appeared to show signs of stabilization. However, elevated unemployment and other indicators continue to suggest that the future direction of the economy remains uncertain.

CASCADE BANCORP

Selected Consolidated Financial Highlights

(In thousands, except per share data and ratios; unaudited)

	Year over Year Quarter			Linked Quarter
	2nd Qtr	2nd Qtr	%	1st Qtr	%
	2012	2011	Change	2012	Change
Balance Sheet Data (at period end)
Investment securities	$269,100	$125,457	114.5%	$243,094	10.7%
Loans, gross	845,517	1,128,732	-25.1%	869,836	-2.8%
Total assets	1,276,874	1,562,559	-18.3%	1,312,381	-2.7%
Total deposits	1,053,863	1,155,176	-8.8%	1,093,682	-3.6%
Non-interest bearing deposits	386,413	401,018	-3.6%	384,809	0.4%
Total common shareholders' equity (book)	136,656	212,614	-35.7%	134,056	1.9%
Tangible common shareholders' equity (tangible) (1)	136,656	208,440	-34.4%	134,056	1.9%
Income Statement Data
Interest income	$13,797	$17,708	-22.1%	$14,596	-5.5%
Interest expense	1,289	3,042	-57.6%	1,471	-12.4%
Net interest income	12,508	14,666	-14.7%	13,125	-4.7%
Loan loss provision	-	2,000	-100.0%	1,100	-100.0%
Net interest income after loan loss provision	12,508	12,666	-1.2%	12,025	4.0%
Noninterest income	3,439	2,812	22.3%	2,966	15.9%
Noninterest expense	14,165	15,509	-8.7%	13,908	1.8%
Income (loss) before income taxes	1,782	(31)	5848.4%	1,083	64.5%
Provision for income taxes	(25)	(2,042)	98.8%	(25)	0.0%
Net income	$1,757	$2,011	-12.6%	$1,058	66.1%
Share Data
Basic net income per common share	$0.04	$0.04	0.0%	$0.02	100.0%
Diluted net income per common share	$0.04	$0.04	0.0%	$0.02	100.0%
Book value per common share	$2.89	$4.50	-35.6%	$2.84	2.2%
Tangible book value per common share	$2.89	$4.41	-34.3%	$2.84	2.2%
Basic average shares outstanding	47,133	47,072	0.1%	47,092	0.1%
Fully diluted average shares outstanding	47,284	47,209	0.2%	47,235	0.1%
Key Ratios
Return on average total shareholders' equity (book)	5.23%	3.18%	64.5%	3.16%	-65.5%
Return on average total shareholders' equity (tangible)	5.23%	3.24%	61.4%	3.16%	-65.5%
Return on average total assets	0.55%	0.42%	32.9%	0.32%	-71.9%
Net interest spread	3.92%	3.52%	11.4%	4.04%	-3.0%
Net interest margin	4.18%	3.97%	5.3%	4.31%	-3.0%
Total revenue (net int inc + non int inc)	$15,947	$17,478	-8.8%	$16,091	-0.9%
Efficiency ratio (2)	88.82%	88.73%	0.1%	86.44%	2.8%
Credit Quality Ratios
Reserve for credit losses	$39,769	$41,731	-4.7%	$45,501	-12.6%
Reserve to ending total loans	4.93%	3.71%	33.0%	5.23%	-5.8%
Non-performing assets (NPAs) (3)	$21,682	$98,213	-77.9%	$26,675	-18.7%
Non-performing assets to total assets	1.70%	6.29%	-73.0%	2.03%	16.3%
Delinquent >30 days to total loans (excl. NPAs)	0.51%	1.49%	-65.8%	0.29%	75.9%
Net Charge off's (NCOs)	5,731	3,664	56.4%	1,055	443.2%
Net loan charge-offs (annualized)	2.70%	1.29%	109.3%	0.48%	462.5%
Provision for loan losses to NCOs	0.00%	54.59%	-100.0%	104.27%	-100.0%
Bank Capital Ratios (4)(5)
Tier 1 capital leverage ratio	10.44%	13.63%	-23.4%	10.03%	4.1%
Tier 1 risk-based capital ratio	13.48%	17.66%	-23.7%	13.39%	0.7%
Total risk-based capital ratio	14.76%	18.95%	-22.1%	14.71%	0.3%
Bancorp Capital Ratios (4)
Tier 1 capital leverage ratio	10.47%	13.06%	-19.8%	10.00%	4.7%
Tier 1 risk-based capital ratio	13.53%	17.07%	-20.7%	13.37%	1.2%
Total risk-based capital ratio	14.81%	18.35%	-19.3%	14.34%	3.3%

Notes:

(1)	Excludes core deposit intangible and other identifiable intangible assets, related to the acquisition of F&M Holding Company.
(2)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).
(3)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.
(4)	Computed in accordance with FRB and FDIC guidelines.
(5)	The Bank Capital Ratios for 2nd Qtr 2011 and 1st Qtr 2012 have been adjusted to correct an error in the computation of the Bank's regulatory capital at December 31, 2011, which is discussed in Note 16 to the condensed financial statements included on this Quarterly Report.

Financial Highlights and Summary of the Second Quarter of 2012

•	Second Quarter Net Income: $1.8 million or $0.04 per share

•	Credit Quality: Reserve for loan losses at $38.2 million or 4.52% of loans. No loan loss provision was made in the second quarter of 2012.

•	Credit Quality: Net charge-offs for the quarter were $5.7 million, or 2.70% of loans (annualized), up from $1.1 million for the first quarter of 2012 and $3.7 million for the second quarter of 2011.

•	Credit Quality: Non-performing assets were 1.70% of total assets at June 30, 2012, compared to 2.03% at March 31, 2012 and 6.29% at June 30, 2011.

•	Loans: Gross loans were down $24.3 million during the second quarter of 2012 and down $52.0 million year to date as a result of continued loan payoffs and paydowns.

•	Deposits: Total deposits were down $39.9 million during the second quarter of 2012 mainly a result of an expected decline in public funds. Year to date deposits are lower by $33.0 million

•	Net Interest Margin (“NIM”): NIM was 4.18% at June 30, 2012 compared to 4.31% at March 31, 2012 and 4.04% at December 31, 2011.

The Company recorded net income of $0.04 per share or $1.8 million in the second quarter of 2012. This compares to the first quarter 2012 net income of $0.02 per share or $1.1 million and net income of $0.04 per share or $2.0 million in the second quarter of 2011.

For the second quarter of 2012, net interest income was $12.5 million compared to $13.1 million for the first quarter of 2012. This 4.7% decrease was mainly a result of the declining loan volumes. Interest income was lower by $799 thousand and interest expense was reduced by $182 thousand.

Non-interest income and non-interest expense were both up from the first quarter of 2012 by $473 thousand and $257 thousand, respectively. Non-interest income was increased over the first quarter of 2012 due to an increase in net mortgage banking income of approximately $517 thousand as a result of higher mortgage servicing revenue generated on increased origination volume. The increase in non-interest expense in the second quarter of 2012 compared to the first quarter of 2012 was due to Director compensation in the form of vested stock awards and RSUs of approximately $243 thousand, increases in salaries, incentive commissions, self-insured healthcare costs and professional services. OREO expense decreased in the second quarter of 2012 relative to the first quarter of 2012 by $619 thousand, due primarily to reduced OREO valuation adjustments and a one-time $500 thousand expense in the first quarter of 2012 related to estimated remediation costs of a landslide that impacted an owned property.

At June 30, 2012, the Company’s gross loan portfolio was $845.5 million, down $24.3 million during the second quarter of 2012 and $52.0 million year to date. June 30, 2012 loans are lower by $280.8 million compared to June 30, 2011. These declines were due to customer payoffs and paydowns of loans due to reduced demand for borrowings generally in the sluggish economy and a highly competitive market for quality loans. In addition, a substantial portion of the decline in loan balances from a year ago is due to the September 2011 Bulk Sale of approximately $110.0 million (carrying amount) of certain non-performing, substandard and related performing loans, discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. It remains a priority to re-build loan origination volumes to offset payoffs and paydowns arising from the deleveraging economy and highly competitive marketplace for lending.

At June 30, 2012 total deposits were $1.1 billion, a decline of $39.8 million during the second quarter of 2012, $33.0 million from December 31, 2011 and down $101.3 million from the same period a year ago. The reduction in total deposits in the current quarter was primarily a result of movement of municipal deposits to the Oregon State sponsored municipal funds pool which carries an advantageous rate of return for public entities. On a year over year basis, the decline in deposits resulted primarily from lower internet deposits, the movement of municipal deposits described above and customer net deposit migration. Internet deposits decreased $53.7 million year-over-year owing to the Bank’s planned call and prepayment of internet deposits during 2011 including approximately $28.0 million in the fourth quarter of 2011. At June 30, 2012, the Bank had no internet sourced deposits. Total non-interest bearing deposits have increased $14.8 million over December 31, 2011 and at June 30, 2012 represent approximately 37% of the Bank’s total deposits compared to 34% of at year end.

At June 30, 2012, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.44%, 13.48% and 14.76%, Regulatory minimums for a “well-capitalized” bank are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively, although the Bank must maintain a Tier 1 leverage ratio of at least 10% in order to be deemed “well-capitalized” under the Order. Bancorp’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 10.47%, 13.53% and 14.81%, respectively, as of June 30, 2012.

RESULTS OF OPERATIONS – Six and Three Months ended June 30, 2012 and 2011

Income Statement

Net Income

For the six months ended June 30, 2012, the Company recorded net income of $0.06 per share or $2.8 million. Year-to-date results include a loan loss provision of $1.1 million, which was made in the first quarter of 2012. For the six-month period ended June 30, 2011, the Company recorded net income before extraordinary gain of $0.01 per share or $216 thousand and net income of $0.82 per share or $33.1 million after an extraordinary gain on the extinguishment of junior subordinated debentures of $32.8 million, net of tax, which is discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Net income for the quarter ended June 30, 2012 was $0.04 per share or $1.8 million, compared to $0.04 per share or $2.0 million for the second quarter of 2011. Net income for the quarter ended June 30, 2012 includes a $25 thousand provision for income taxes, compared to $2.0 million credit for the same quarter of 2011. The decline in income tax expense is a result of calculations based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences.

Net Interest Income

Net interest income was $12.5 million for the second quarter of 2012, compared to the $13.1 million in the first quarter of 2012, and $14.7 million in the second quarter one year ago. Net interest income was $25.6 million and $29.0 million for the six months ended June 30, 2012 and 2011, respectively. This change is primarily a result of lower principal loan balances over the periods.

Interest income in the second quarter of 2012 decreased $799 thousand compared to the first quarter of 2012 and $3.9 million compared to the second quarter of 2011. The decrease in the second quarter of 2012 and year over year is mainly due to lower average earning loan balances. Partially offsetting this decline was an increase in volume of lower yielding securities as a percent of total earning assets, and lower interest reversed on non-performing loans in the same period a year ago.

Interest expense decreased $182 thousand or 12.4% from the first quarter of 2012 and $1.8 million or 57.6% compared to the second quarter of 2011. Interest expense for the six months ended June 30, 2012 was down $4.3 million compared to the six months ended June 30, 2011. Reduced funding costs are primarily due to the repayment of internet deposits described above and lower borrowings in 2011. Total borrowings decreased $106.0 million from June 30, 2011 due to the payoff of $41.0 million in TLGP debt and $65.0 million of FHLB Advances in 2011. Borrowings are unchanged from December 31, 2011. Total deposits at June 30, 2012 decreased $33.0 million from December 31, 2011, due primarily to a reduction of interest bearing liabilities of $34.6 million and a $16.6 million decrease in time deposits. The reduction of these accounts were caused by an expected migration of municipal deposits to the Oregon State sponsored municipal funds pool which carries above market rate returns at this point in the rate cycle. At December 31, 2011 and June 30, 2012, there were no internet deposits on the Bank’s balance sheet.

Components of Net Interest Margin

The following tables set forth for the three and six months ended June 30, 2012 and 2011 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	THREE MONTHS ENDED
(dollars in thousands)	June 30, 2012			June 30, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$258,255	$1,501	2.34%	$124,949	$1,197	3.84%
Non-taxable securities	1,194	11	3.71%	1,587	15	3.79%
Interest bearing balances due from other banks	80,681	60	0.30%	203,819	134	0.26%
Federal funds sold	23	-	0.00%	2,614	-	0.00%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	853,297	12,225	5.76%	1,138,800	16,362	5.76%
Total earning assets/interest income	1,203,922	13,797	4.61%	1,482,241	17,708	4.79%
Reserve for loan losses	(41,760)			(41,982)
Cash and due from banks	27,180			31,784
Premises and equipment, net	33,811			34,712
Bank-owned life insurance	35,048			33,855
Accrued interest and other assets	25,688			53,012
Total assets	$1,283,889			$1,593,622

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$502,019	276	0.22%	$473,793	$547	0.46%
Savings deposits	36,639	5	0.05%	33,657	17	0.20%
Time deposits	148,303	534	1.45%	275,134	1,365	1.99%
Other borrowings	60,000	474	3.18%	177,648	1,113	2.51%
Total interest bearing liabilities/interest expense	746,961	1,289	0.69%	960,232	3,042	1.27%
Demand deposits	377,112			392,283
Other liabilities	24,407			30,155
Total liabilities	1,148,480			1,382,670
Stockholders' equity	135,409			210,952
Total liabilities and stockholders' equity	$1,283,889			$1,593,622

Net interest income		$12,508			$14,666

Net interest spread			3.92%			3.52%

Net interest income to earning assets			4.18%			3.97%

(1)	Average non-accrual loans included in the computation of average loans was approximately $9.1 million for 2012 and $63.9 million for 2011.
(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.4 million in 2012 and $0.4 million in 2011.
(3)	Includes mortgage loans held for sale.

	SIX MONTHS ENDED
(dollars in thousands)	June 30, 2012			June 30, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$234,138	$2,904	2.49%	$121,304	$2,441	4.06%
Non-taxable securities	1,264	24	3.82%	1,699	33	3.92%
Interest bearing balances due from other banks	99,181	127	0.26%	216,465	270	0.25%
Federal funds sold	23	-	0.00%	2,739	-	0.00%
Federal Home Loan Bank stock	10,472	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	868,943	25,338	5.86%	1,169,844	33,268	5.73%
Total earning assets/interest income	1,214,021	28,393	4.70%	1,522,523	36,012	4.77%
Reserve for loan losses	(42,684)			(43,511)
Cash and due from banks	30,623			30,735
Premises and equipment, net	33,955			34,911
Bank-owned life insurance	34,917			33,855
Accrued interest and other assets	27,531			56,276
Total assets	$1,298,363			$1,634,789

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$514,401	648	0.25%	$468,815	$1,132	0.49%
Savings deposits	35,637	14	0.08%	32,786	34	0.21%
Time deposits	153,046	1,150	1.51%	329,669	3,390	2.07%
Other borrowings	60,000	948	3.18%	202,826	2,456	2.44%
Total interest bearing liabilities/interest expense	763,084	2,760	0.73%	1,034,096	7,012	1.37%
Demand deposits	376,284			388,646
Other liabilities	24,022			29,807
Total liabilities	1,163,390			1,452,549
Stockholders' equity	134,973			182,240
Total liabilities and stockholders' equity	$1,298,363			$1,634,789

Net interest income		$25,633			$29,000

Net interest spread			3.98%			3.40%

Net interest income to earning assets			4.25%			3.84%

(1)	Average non-accrual loans included in the computation of average loans was approximately $9.0 million for 2012 and $69.6 million for 2011.
(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.0 million in 2012 and $0.9 million in 2011.
(3)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and six months ended June 30, 2012, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended June 30,
	2012 over 2011
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(4,137)	$(4,135)	$(2)
Taxable interest on investments	230	1,189	(959)
Other investment income	(4)	(4)	—
Total interest income	(3,911)	(2,950)	(961)

Interest expense:
Interest on deposits:
Interest bearing demand	(271)	31	(302)
Savings	(12)	2	(14)
Time deposits	(831)	(632)	(199)
Other borrowings	(639)	(738)	99
Total interest expense	(1,753)	(1,337)	(416)

Net interest income	$(2,158)	$(1,613)	$(545)

	Six months ended, June 30,
	2012 over 2011
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(7,930)	$(8,490)	$560
Taxable interest on investments	320	2,138	(1,818)
Other investment income	(9)	(8)	(1)
Total interest income	(7,619)	(6,360)	(1,259)

Interest expense:
Interest on deposits:
Interest bearing demand	(484)	113	(597)
Savings	(20)	2	(22)
Time deposits	(2,240)	(1,811)	(429)
Other borrowings	(1,508)	(1,726)	218
Total interest expense	(4,252)	(3,422)	(830)

Net interest income	$(3,367)	$(2,938)	$(429)

Loan Loss Provision

The Company did not record a loan loss provision in the second quarter of 2012. A loan loss provision of $2.0 million was recorded in the second quarter of 2011. The Company recorded a loan loss provision of $1.1 million and $7.5 million for the six months ended June 30, 2012 and 2011, respectively. This compares to provision expense for the fourth quarter of 2011 of $14.7 million which was affected by inclusion of losses incurred in 2011 bulk sale (discussed elsewhere in this report) in the Company’s historical loss factors for computation of pooled reserves as well as changes in the level of expected loss on impaired loans.

No loan loss provision was made in the second quarter of 2012 due in part to the reduction of total loans by $24.3 million from the first quarter of 2011. Additionally, historical loss factors for FAS 5 computation of pooled reserves have improved resulting in lower estimated reserve for loan loss. At June 30, the reserve for loan losses was approximately $38.2 million or 4.51% of outstanding loans compared to a prior quarter reserve for loan losses as a percentage of outstanding loans of 5.04% at December 31, 2011 and 3.62% for the second quarter of 2011.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at June 30, 2012 and December 31, 2011 were significantly affected by these revisions and enhancements to the Company’s methodology, as well as by the effects of charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2) on its historical loss factors.

The reserve for unfunded lending commitments was $1.5 million at June 30, 2012, which remained unchanged from December 31, 2011, and compared to $941 thousand at June 30, 2011.

Non-Interest Income

Non-interest income in the second quarter of 2012 was $3.4 million as compared to $3.0 million in the most recent prior quarter and $2.8 million a year earlier. The increase in non-interest income in the second quarter of 2012 over the first quarter of 2012 and the second quarter of 2011 is mainly due to an increase in mortgage revenue resulting from increased residential mortgage origination volumes and related revenues. Non-interest income for the six months ended June 30, 2012 increased $925 thousand from the six months ended June 30, 2011 due to the increase discussed above of mortgage banking income by $1.7 million offset by a decrease in service charges on deposit accounts of $713 thousand. The decreased service charges earned on deposit accounts is a result of lower transaction volume and regulatory changes enacted in 2011.

Non-Interest Expense

Non-interest expense for the second quarter of 2012 was $14.2 million as compared to $13.9 million in the first quarter of 2012 and $15.5 million in the second quarter of 2011. Non-interest expense for the six months ended June 30, 2012 was down by $3.1 million compared to the same six-month period of 2011.

The increase in non-interest expense for the second quarter of 2012 compared to first quarter of 2012 was due to increased salaries and benefits including healthcare costs, incentive compensation and director compensation in the form of vested stock grants. These increases were partially offset by decreased OREO expenses of $619 thousand as compared to the first quarter of 2012. This decrease from prior quarter was the result of a $500 thousand OREO accrual for estimated redemption cost of a landslide in that period.

The $3.1 million decline in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily caused by a decrease in both OREO expenses and other expenses by $2.1 million and $1.9 million, respectively. These declines were offset by a $1.5 million increase in salaries and employee benefits. OREO expenses declined as a result of decreased valuation allowances made on owned property in the first six months of 2012 as compared to same six-month period of 2011 mainly part due utilization of the general OREO reserve designed to expedite sale of OREO in 2012. Other expenses incurred during the six months ended June 30, 2011 were elevated compared to the six months ended June 30, 2012 as a result of expenses related to the Capital Raise occurring in the first quarter of 2011. Salaries and employee benefits were increased in the six months ended June 30, 2012 compared to the same six-month period in 2011 because in the year ago period, the Company recorded a $600 thousand credit to its insurance stop loss estimate for self insured employee health care.

Income Taxes

During the six and three months ended June 30, 2012, the Company recorded a net income tax provision of approximately $50 thousand and $25 thousand, respectively. During the six and three months ended June 30, 2011, the Company recorded a net income tax provision of approximately $17.7 million and $2.0 million, respectively. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures, which was calculated based on the Company’s estimated statutory income tax rates. The net income tax provision of $17.7 million also includes a credit for income taxes of approximately $4.4 million related to the Company’s loss from operations excluding the extraordinary gain. Income tax provision or credit is calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the prospective income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

As of June 30, 2012, the Company maintained a valuation allowance of $51.4 million against the deferred tax asset. This amount represents a $1.1 million decrease from year-end 2011 due to changes in temporary differences between the financial statement and tax recognition of revenue and expenses and a reduction of deferred tax assets due to the application of Section 382 of the Internal Revenue Code.

Management determined the amount of the deferred tax valuation allowance at June 30, 2012 and December 31, 2011 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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

Financial Condition

Capital Resources

Net income for the six months ended June 30, 2012 increased total stockholders’ equity to $136.7 million at June 30, 2012, as compared to total stockholders’ equity of $132.9 million at December 31, 2011 and $212.6 million a year earlier. At June 30, 2012, the total common equity to total assets ratio was 10.7% and the Company’s basic book value per share was $2.90.

As discussed elsewhere in this report and in the Company’s 2011 Annual Report on Form 10-K, capital resources during 2011 were significantly affected by several factors including completion of the Capital Raise and extinguishment of the Debentures, and a $75.0 million loan loss provision for the year which was significantly impacted by charge offs of approximately $54.0 million, incurred in the Bulk Sale of approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans, each of which is discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report. The 2011 provision was also affected by risk rating changes within the loan portfolio, and changes in the level of expected loss on impaired loans.

June 30, 2012 regulatory capital ratios are as follows: Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.47%, 13.53% and 14.81%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.44%, 13.48% and 14.76%, respectively, which exceed regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this Quarterly Report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized”, which the Bank met as of June 30, 2012. Additional information regarding capital requirements are located in Note 13 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2012, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.28 billion at June 30, 2012, a decrease of $26.6 million from $1.30 billion at year-end 2011, mainly due to a $46.4 million decrease in loans and a $30.5 million decrease in cash and cash equivalents, partially offset by a $58.6 million increase in investment securities available for sale. The decline in cash and cash equivalents was primarily a result of a $25.8 million decline in interest bearing deposits, much of which is cash held at the Federal Reserve Bank. This decline was due to utilization of the Bank’s cash to purchase investment securities available for sale, as well as the decline in deposit accounts. Total liabilities at June 30, 2012 decreased $30.4 million from December 31, 2011 which was primarily due to the decline in deposits of approximately the same amount. Overall, interest bearing demand deposits decreased $34.6 million while time deposits decreased $16.6 million. Offsetting these declines were demand deposits that increased $14.8 million which is typical during the summer months for our customers. The overall net reduction in deposits was mainly a result of movement of municipal deposits to the Oregon State sponsored municipal funds pool. Total borrowings remained at $60.0 million at both June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company’s gross loans were approximately $845.5 million, down $52.0 million from December 31, 2011 and $280.8 million from June 30, 2011. Since June 30, 2011, loans have declined primarily due to the Bulk Sale of approximately $110.0 million in non-performing, substandard and related performing loans (described in Note 2 to the condensed consolidated financial statements included in this Quarterly Report) and ongoing loan payoffs and paydowns. Net charge-offs were $5.7 million for the three months ended June 30, 2012, compared to $1.1 million in the first quarter of 2012 and $3.7 million in the second quarter of 2011.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at June 30, 2012 and December 31, 2011 is included in the following table (dollars in thousands):

	June 30, 2012	December 31, 2011

Commitments to extend credit	$126,509	$149,452
Commitments under credit card lines of credit	23,042	23,393
Standby letters of credit	8,324	3,201

Total off-balance sheet financial instruments	$157,875	$176,046

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. These guarantees are primarily issued to support public and private borrowing arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Bank would be entitled to seek recovery from the customer. The Bank’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those involved in extending loans to customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The increase in standby letters of credit of $5.1 million from December 31, 2011 is due to one large standby letter of credit issued to a customer for $6.0 million, offset by slight decreases in other smaller letters of credit.

There are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off balance sheet derivative financial instruments as of June 30, 2012 and December 31, 2011.

Liquidity

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At June 30, 2012, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $64.9 million compared to $88.8 million at December 31, 2011. The decline was a result of an anticipated reduction in deposits in the second quarter related to movement of municipal deposits to the Oregon State Treasury sponsored municipal fund investment pool.

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

The Bank augments core deposits with wholesale funds from time to time. The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits. At June 30, 2012 and December 31, 2011, the Company did not have any brokered deposits. Local relationship-based reciprocal CDARS deposits which are also technically classified as brokered deposits were also zero at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, the Bank had no internet sourced deposits compared to approximately $53.7 million at June 30, 2011. Such deposits were sourced by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In December 2011 the Bank elected to repay its remaining internet deposits (approximately $28.0 million). These time deposits had rates ranging from 0.45% to 3.45% and maturities ranging from December 2011 to April 2014. In connection with these transactions, the Bank was required to pay interest through the scheduled maturity dates of the deposits totaling approximately $258 thousand.

With the recapitalization of the Bank in January 2011 and its becoming compliant with FDIC capital standards, restrictions on its acceptance of public fund deposits were subsequently lifted. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds held by the Bank. At June 30, 2012, the Bank was in compliance with this statute.

The Bank also utilizes borrowings and lines of credit as sources of funds.  At June 30, 2012, the FHLB had extended the Bank a secured line of credit of $191.5 million (15.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2012, the Bank had qualifying collateral pledged for FHLB borrowings totaling $180.8 million of which the Bank had utilized $60.0 million in secured borrowings. At June 30, 2012, the Bank also had undrawn borrowing capacity at FRB of approximately $23.5 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $30.1 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At June 30, 2012, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At June 30, 2012, the Bank had approximately $157.9 million in outstanding commitments to extend credit, compared to approximately $176.0 million at year-end 2011. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of June 30, 2012, the book value of unpledged investments totaled approximately $151.5 million compared to $114.2 million at December 31, 2011.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of June 30, 2012, the Bank’s primary liquidity ratio was 26.49%.

Bancorp is a single bank holding company and the principal source of Bancorp’s cash revenues historically has been dividends received from the Bank.  Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks.  The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. Since the Bank currently has retained earnings that are a negative $234.3 million, the Bank will not under Oregon law be able to pay any dividends until it has had sufficient positive earnings to return its negative retained earnings to a positive number or the Oregon Director permits the Bank to apply part of its paid-in capital to reduce the deficit in retained earnings. In addition, pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock. We do not expect the Bank to pay dividends to Bancorp for the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended June 30, 2012, the Company did not repurchase any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP
(Registrant)

Date	August 14, 2012	By	/s/ Terry E. Zink
Terry E. Zink, President & CEO
(Principal Executive Officer)

Date	August 14, 2012	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

