Form 10-Q
period 2012-09-30
CASCADE BANCORP
filed 2012-11-14
CIK 865911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

(541) 617-3500

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,307,048 shares of no par value Common Stock as of November 7, 2012.

CASCADE BANCORP & SUBSIDIARY

FORM 10-Q

QUARTERLY REPORT

SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Dollars in thousands)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,245	$33,657
Interest bearing deposits	59,144	94,759
Federal funds sold	23	23
Total cash and cash equivalents	93,412	128,439
Investment securities available-for-sale	274,863	209,506
Investment securities held-to-maturity, estimated fair value of $1,081 ($1,412 in 2011)	1,023	1,334
Federal Home Loan Bank (FHLB) stock	10,378	10,472
Loans, net	827,030	853,659
Premises and equipment, net	33,505	34,181
Bank-owned life insurance (BOLI)	35,434	34,683
Other real estate owned (OREO), net	8,547	21,270
Accrued interest and other assets	12,237	9,906
Total assets	$1,296,429	$1,303,450

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$413,017	$371,662
Interest bearing demand	483,494	520,612
Savings	38,574	33,720
Time	135,421	160,833
Total deposits	1,070,506	1,086,827
FHLB borrowings	60,000	60,000
Accrued interest and other liabilities	26,644	23,742
Total liabilities	1,157,150	1,170,569

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,307,048 issued and outstanding (47,236,725 in 2011)	329,737	329,056
Accumulated deficit	(194,241)	(198,884)
Accumulated other comprehensive income	3,783	2,709
Total stockholders' equity	139,279	132,881
Total liabilities and stockholders' equity	$1,296,429	$1,303,450

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Operations

Nine and Three Months ended September 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$11,893	$14,834	$37,231	$48,102
Interest on investments	1,533	1,212	4,462	3,686
Other investment income	36	128	163	398
Total interest income	13,462	16,174	41,856	52,186

Interest expense:
Deposits:
Interest bearing demand	224	516	872	1,648
Savings	5	13	18	47
Time	462	1,066	1,612	4,456
Other borrowings	480	1,059	1,429	3,515
Total interest expense	1,171	2,654	3,931	9,666

Net interest income	12,291	13,520	37,925	42,520
Loan loss provision	-	52,800	1,100	60,300
Net interest income after loan loss provision	12,291	(39,280)	36,825	(17,780)

Noninterest income:
Service charges on deposit accounts	791	1,119	2,471	3,513
Card issuer and merchant services fees, net	694	627	1,970	1,891
Earnings on BOLI	234	323	751	908
Mortgage banking income, net	1,104	174	2,948	282
Other income	410	579	1,500	1,708
Total noninterest income	3,233	2,822	9,640	8,302

Noninterest expense:
Salaries and employee benefits	7,859	8,869	23,720	23,239
Occupancy	1,127	1,183	3,444	3,542
Equipment	371	367	1,143	1,187
Communications	394	432	1,149	1,270
FDIC insurance	665	808	2,048	2,560
OREO	85	6,016	834	8,906
Professional services	753	1,101	2,630	3,528
Other expenses	2,445	6,642	6,804	12,338
Total noninterest expense	13,699	25,418	41,772	56,570

Income (loss) before income taxes and extraordinary net gain	1,825	(61,876)	4,693	(66,048)
Provision (credit) for income taxes	-	(7,456)	50	(11,844)
Income (loss) before extraordinary net gain	1,825	(54,420)	4,643	(54,204)

Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	-	32,840
Net income (loss)	$1,825	$(54,420)	$4,643	$(21,364)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Operations (continued)

Nine and Three Months ended September 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic and diluted income (loss) per share:
Income (loss) before extraordinary net gain	$0.04	$(1.16)	$0.10	$(1.27)
Extraordinary net gain	-	-	-	0.77
Net income (loss) per common share	$0.04	$(1.16)	$0.10	$(0.50)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Comprehensive Income

Nine and Three Months ended September 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income (loss)	$1,825	$(54,420)	$4,643	$(21,364)

Other Comprehensive income (loss):
Unrealized gains on investment securities available for sale	985	410	1,732	1,887
Tax effect of the unrealized gains on investment securities available for sale	(375)	(155)	(658)	(718)
Comprehensive income (loss)	$2,435	$(54,165)	$5,717	$(20,195)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months ended September 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Nine months ended
	September 30
	2012	2011

Total stockholders' equity at beginning of period	$132,881	$10,056

Comprehensive income (loss)	5,717	(20,195)

Issuance of common stock, net	-	168,074

Stock-based compensation expense, net	681	581

Total stockholders' equity at end of period	$139,279	$158,516

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine Months ended September 30, 2012 and 2011

(Dollars in thousands)

(unaudited)

	Nine months ended
	September 30,
	2012	2011

Net cash provided by operating activities before extraordinary net gain	$19,500	$46,844
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	(32,840)
Net cash provided by operating activities	19,500	14,004

Investing activities:
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	333,769	13,360
Proceeds from maturities, calls of investment securities held-to-maturity	310	470
Purchases of investment securities available-for-sale	(398,174)	(30,585)
Proceeds from sale of FHLB stock	94	-
Net decrease in loans	25,803	209,041
Purchases of premises and equipment	(631)	(350)
Proceeds from sales of OREO	706	8,872
Net cash (used in) provided by investing activities	(38,123)	200,808

Financing activities:
Net decrease in deposits	(16,321)	(228,773)
Tax effect of nonvested restricted stock	(83)	-
Net proceeds from issuance of common stock	-	168,074
Extinguishment of junior subordinated debentures, net	-	(13,625)
Net decrease in FHLB and other borrowings	-	(176,000)
Net cash used in financing activities	(16,404)	(250,324)
Net increase (decrease) in cash and cash equivalents	(35,027)	(35,512)
Cash and cash equivalents at beginning of period	128,439	271,264
Cash and cash equivalents at end of period	$93,412	$235,752

Supplemental disclosures of cash flow information:
Interest paid	$4,057	$15,290
Loans transferred to OREO	$1,267	$9,186

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

3.	Investment Securities

Investment securities at September 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2012
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$207,908	$5,876	$(265)	$213,519
Non-agency MBS	22,782	186	(214)	22,754
U.S. Agency asset-backed securities	9,893	609	(128)	10,374
Commercial paper	27,696	-	-	27,696
Mutual fund	480	40	-	520
	$268,759	$6,711	$(607)	$274,863
Held-to-maturity
Municipal bonds	$1,023	$58	$-	$1,081

December 31, 2011
Available-for-sale
U.S. Agency MBS *	$190,016	$4,100	$(239)	$193,877
Non-agency MBS	4,028	93	(6)	4,115
U.S. Agency asset-backed securities	10,623	520	(130)	11,013
Mutual fund	471	30	-	501
	$205,138	$4,743	$(375)	$209,506
Held-to-maturity
Municipal bonds	$1,334	$78	$-	$1,412

* U.S. Agency MBS include private label MBS of approximately $16.3 million and $13.6 million at September 30, 2012 and December 31, 2011, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at September 30, 2012 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$27,937	$27,939	$315	$323
Due after one year through three years	237	237	512	543
Due after three years through five years	11	12	196	215
Due after five years through ten years	18,807	19,109	-	-
Due after ten years	221,287	227,046	-	-
Mutual fund	480	520	-	-
	$268,759	$274,863	$1,023	$1,081

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2012
U.S. Agency MBS	$10,468	$(53)	$9,892	$(212)	$20,360	$(265)
Non-agency MBS	12,991	(213)	360	(1)	13,351	(214)
U.S. Agency asset-backed securities	1,110	(38)	1,823	(90)	2,933	(128)
	$24,569	$(304)	$12,075	$(303)	$36,644	$(607)

December 31, 2011
U.S. Agency MBS	$20,039	$(203)	$3,428	$(36)	$23,467	$(239)
Non-agency MBS	603	(6)	-	-	603	(6)
U.S. Agency asset-backed securities	1,360	(37)	1,817	(93)	3,177	(130)
	$22,002	$(246)	$5,245	$(129)	$27,247	$(375)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at September 30, 2012 and December 31, 2011 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of September 30, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.	Federal Home Loan Bank of Seattle (“FHLB”) Stock

As of September 30, 2012 the FHLB is considered “adequately capitalized” by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The FHLB continues to operate under a Consent Agreement entered into on October 25, 2010 with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHLB will not pay a dividend, however in news announced on September 7, 2012, the FHFA has granted, with some restrictions, the FHLB authority to repurchase excess capital stock. On September 24, 2012, the FHLB repurchased 933 shares of excess capital stock owned by the Bank, for $93 thousand. While the FHLB was classified as “adequately capitalized” as of September 30, 2012, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of September 30, 2012. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

5.	Loans and reserve for credit losses

The composition of the loan portfolio at September 30, 2012 and December 31, 2011 was as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$204,205	23.7%	$250,213	27.8%
Non-owner occupied and other	341,374	39.5%	313,311	34.8%
Total commercial real estate loans	545,579	63.2%	563,524	62.6%
Construction	51,939	6.0%	60,971	6.8%
Residential real estate	85,284	9.9%	83,595	9.3%
Commerical and industrial	141,524	16.4%	150,637	16.7%
Consumer	39,232	4.5%	40,922	4.6%
Total loans	863,558	100.0%	899,649	100.0%

Less:
Deferred loan fees and mortgage loans held for sale	(885)		(2,085)
Reserve for loan losses	(35,643)		(43,905)
Loans, net	$827,030		$853,659

Loan balances declined in the first two quarters of 2012 by $46.3 million mainly due to obligor payoffs and paydowns of Bank loans, however loan balances increased by $19.7 million in the third quarter of 2012 as actions to revitalize lending led to an increase in new loans. As discussed in Note 2, during the third quarter of 2011 the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans. Loans sold consisted primarily of commercial real estate (“CRE”) and construction loans.

Included in the above category, “deferred loans fees and mortgage loans held for sale” were $1.0 million and $506 thousand in mortgage loans held for sale at September 30, 2012 and December 31, 2011, respectively.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area). As such, the Bank’s results of operations and financial condition are affected by the general economic trends and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 79% of the Bank’s loan portfolio at September 30, 2012 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions appear to be stabilizing, real estate prices remain at markedly lower levels due to the economic recession that began in 2008. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision. Management is targeting to reduce CRE concentration over the long term, but real estate-related loans remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At September 30, 2012 and December 31, 2011, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $14.0 million and $22.4 million, respectively.

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

At September 30, 2012 and December 31, 2011, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

For purposes of assessing the appropriate level of the reserve for loan losses, the Company analyzes loans and commitments to loan, and the amount of reserves allocated to loans and commitments to loan in each of the following reserve categories: pooled reserves, specifically identified reserves for impaired loans, and the unallocated reserve. Also, for purposes of analyzing loan portfolio credit quality and determining the appropriate level of reserve for loan losses, the Company identifies loan portfolio segments and classes based on the nature of the underlying loan collateral.

During the year ended December 31, 2011, the Company revised and enhanced its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at September 30, 2012 and December 31, 2011 were significantly affected by the revisions and enhancements to the Company’s methodology, as well as by the effects of charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2) on its historical loss factors. A description of the significant revisions and enhancements to the methodology for estimating the reserve for loan losses follows:

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

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended September 30, 2012
Balance at June 30, 2012	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219
Loan loss provision (credit)	79	(1,183)	932	580	33	(441)	-
Recoveries	171	97	119	348	80	-	815
Loans charged off	(466)	-	(1,010)	(1,620)	(295)	-	(3,391)
Balance at end of period	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643

Reserve for unfunded lending commitments
Balance at June 30, 2012	$28	$29	$184	$487	$822	$-	$1,550
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$28	$29	$184	$487	$822	$-	$1,550

Reserve for credit losses
Reserve for loan losses	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643
Reserve for unfunded lending commitments	28	29	184	487	822	-	1,550
Total reserve for credit losses	$17,915	$3,472	$3,918	$8,580	$3,148	$160	$37,193

For the nine months ended September 30, 2012
Balance at beginning of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	601	(2,375)	2,764	(768)	735	143	1,100
Recoveries	184	479	238	831	260	-	1,992
Loans charged off	(4,546)	(59)	(2,527)	(3,261)	(961)	-	(11,354)
Balance at end of period	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643

Reserve for unfunded lending commitments
Balance at beginning of year	$28	$29	$184	$487	$822	$-	$1,550
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$28	$29	$184	$487	$822	$-	$1,550

Reserve for credit losses
Reserve for loan losses	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643
Reserve for unfunded lending commitments	28	29	184	487	822	-	1,550
Total reserve for credit losses	$17,915	$3,472	$3,918	$8,580	$3,148	$160	$37,193

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended September 30, 2011
Balance at June 30, 2011	$12,882	$10,936	$3,696	$8,048	$2,648	$2,580	$40,790
Loan loss provision	20,003	17,272	3,142	11,971	861	(449)	52,800
Recoveries	23	700	45	106	48		922
Loans charged off	(20,280)	(26,638)	(3,855)	(12,115)	(914)		(63,802)
Balance at end of period	$12,628	$2,270	$3,028	$8,010	$2,643	$2,131	$30,710

Reserve for unfunded lending commitments
Balance at June 30, 2011	$40	$-	$101	$523	$241	$36	$941
Provision for unfunded loan commitments	(27)	19	156	104	692	(28)	916
Balance at end of period	$13	$19	$257	$627	$933	$8	$1,857

Reserve for credit losses
Reserve for loan losses	$12,628	$2,270	$3,028	$8,010	$2,643	$2,131	$30,710
Reserve for unfunded lending commitments	13	19	257	627	933	8	1,857
Total reserve for credit losses	$12,641	$2,289	$3,285	$8,637	$3,576	$2,139	$32,567

For the nine months ended September 30, 2011
Balance at beginning of year	$14,338	$12,652	$4,115	$12,220	$2,967	$376	$46,668
Loan loss provision	20,511	19,359	3,529	13,734	1,412	1,755	60,300
Recoveries	119	961	147	1,108	228		2,563
Loans charged off	(22,340)	(30,702)	(4,763)	(19,052)	(1,964)		(78,821)
Balance at end of period	$12,628	$2,270	$3,028	$8,010	$2,643	$2,131	$30,710

Reserve for unfunded lending commitments
Balance at beginning of year	$40	$-	$101	$523	$241	$36	$941
Provision for unfunded loan commitments	(27)	19	156	104	692	(28)	916
Balance at end of period	$13	$19	$257	$627	$933	$8	$1,857

Reserve for credit losses
Reserve for loan losses	$12,628	$2,270	$3,028	$8,010	$2,643	$2,131	$30,710
Reserve for unfunded lending commitments	13	19	257	627	933	8	1,857
Total reserve for credit losses	$12,641	$2,289	$3,285	$8,637	$3,576	$2,139	$32,567

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans, by portfolio segment and impairment evaluation method at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2012
Commercial real estate	$6,620	$11,267	$17,887	$45,286	$500,293	$545,579
Construction	383	3,060	3,443	9,071	42,868	51,939
Residential real estate	1,235	2,499	3,734	5,580	79,704	85,284
Commerical and industrial	1,576	6,517	8,093	10,532	130,992	141,524
Consumer	313	2,013	2,326	1,676	37,556	39,232
	$10,127	$25,356	35,483	$72,145	$791,413	$863,558
Unallocated			160
			$35,643

December 31, 2011
Commercial real estate	$7,150	$14,498	$21,648	$48,649	$514,875	$563,524
Construction	350	5,048	5,398	5,454	55,517	60,971
Residential real estate	1,002	2,257	3,259	5,472	78,123	83,595
Commerical and industrial	2,563	8,728	11,291	11,521	139,116	150,637
Consumer	160	2,132	2,292	919	40,003	40,922
	$11,225	$32,663	43,888	$72,015	$827,634	$899,649
Unallocated			17
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

A loan can also be considered Acceptable even though the borrower may have some vulnerability to downturns in the economy due to marginally satisfactory working capital and debt service cushion. Availability of alternate financing sources may be limited or nonexistent. In some cases, the borrower’s management may have limited depth or continuity but is still considered capable. An adequate primary source of repayment is identified while secondary sources may be illiquid, more speculative, less readily identified, or reliant upon collateral liquidation. Loan agreements will be well defined, including several financial performance covenants and detailed operating covenants. This category also includes commercial loans to individuals with average or better than average capacity to repay.

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

In addition, Substandard loans also include impaired loans. Impaired loans bear the characteristics of Substandard loans as described above, and the Company has determined it does not expect timely payment of all contractually due interest and principal. Impaired loans may be adequately secured by collateral.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Loan grades
	Acceptable	Watch	Special Mention	Substandard	Total
September 30, 2012
Commercial real estate:
Owner occupied	$123,385	$23,783	$17,479	$39,558	$204,205
Non-owner occupied	233,590	24,995	38,835	43,954	341,374
Total commercial real estate loans	356,975	48,778	56,314	83,512	545,579
Construction	28,032	3,198	4,929	15,780	51,939
Residential real estate	75,643	250	3,991	5,400	85,284
Commerical and industrial	107,265	5,587	7,271	21,401	141,524
Consumer	38,369	-	613	250	39,232
	$606,284	$57,813	$73,118	$126,343	$863,558

December 31, 2011
Commercial real estate:
Owner occupied	$160,184	$16,357	$30,054	$43,618	$250,213
Non-owner occupied	179,588	20,844	39,875	73,004	313,311
Total commercial real estate loans	339,772	37,201	69,929	116,622	563,524
Construction	23,225	5,439	17,775	14,532	60,971
Residential real estate	70,366	1,064	2,927	9,238	83,595
Commerical and industrial	109,311	6,408	5,747	29,171	150,637
Consumer	39,119	-	17	1,786	40,922
	$581,793	$50,112	$96,395	$171,349	$899,649

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at September 30, 2012 and December 31, 2011 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
September 30, 2012
Commercial real estate:
Owner occupied	$4,428	$1,257	$5,685	$198,520	$204,205
Non-owner occupied	-	2,864	2,864	338,510	341,374
Total commercial real estate loans	4,428	4,121	8,549	537,030	545,579
Construction	2,241	223	2,464	49,475	51,939
Residential real estate	224	597	821	84,463	85,284
Commerical and industrial	2,014	1,052	3,066	138,458	141,524
Consumer	17	4	21	39,211	39,232
	$8,924	$5,997	$14,921	$848,637	$863,558

December 31, 2011
Commercial real estate:
Owner occupied	$-	$1,460	$1,460	$248,753	$250,213
Non-owner occupied	-	300	300	313,011	313,311
Total commercial real estate loans	-	1,760	1,760	561,764	563,524
Construction	330	2,940	3,270	57,701	60,971
Residential real estate	396	1,069	1,465	82,130	83,595
Commerical and industrial	2,174	1,545	3,719	146,918	150,637
Consumer	94	23	117	40,805	40,922
	$2,994	$7,337	$10,331	$889,318	$899,649

Loans contractually past due 90 days or more on which the Company continued to accrue interest were insignificant at September 30, 2012 and December 31, 2011.

The following table presents information related to impaired loans, by portfolio class, at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
September 30, 2012
Commercial real estate:
Owner occupied	$11,640	$3,297	$14,937	$15,572	$5,455
Non-owner occupied	25,758	4,591	30,349	31,847	1,165
Total commercial real estate loans	37,398	7,888	45,286	47,419	6,620
Construction	2,592	6,479	9,071	9,203	383
Residential real estate	4,984	596	5,580	7,330	1,235
Commerical and industrial	7,999	2,533	10,532	11,339	1,576
Consumer	1,676	-	1,676	1,676	313
	$54,649	$17,496	$72,145	$76,967	$10,127

December 31, 2011
Commercial real estate:
Owner occupied	$11,950	$2,598	$14,548	$14,548	$5,070
Non-owner occupied	32,797	1,304	34,101	37,121	2,080
Total commercial real estate loans	44,747	3,902	48,649	51,669	7,150
Construction	2,501	2,953	5,454	5,454	350
Residential real estate	3,537	1,935	5,472	5,473	1,002
Commerical and industrial	8,526	2,995	11,521	11,627	2,563
Consumer	919	-	919	919	160
	$60,230	$11,785	$72,015	$75,142	$11,225

At September 30, 2012 and December 31, 2011, the total recorded balance of impaired loans in the above table included $50.1 million and $43.7 million respectively of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Commercial real estate:
Owner occupied	$15,532	$21,539	$14,941	$22,594
Non-owner occupied	33,455	30,012	31,811	32,326
Total commercial real estate loans	48,987	51,551	46,752	54,920
Construction	8,184	36,338	6,202	45,946
Residential real estate	6,221	7,298	5,843	5,217
Commerical and industrial	10,682	17,579	10,937	20,381
Consumer	1,583	770	1,285	540
	$75,657	$113,536	$71,019	$127,004

Interest income recognized for cash payments received on impaired loans for the nine months ended September 30, 2012 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at September 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	September 30,	December 31,
	2012	2011
Loans on nonaccrual status:
Commercial real estate:
Owner occupied	$1,894	$1,930
Non-owner occupied	2,864	299
Total commercial real estate loans	4,758	2,229
Construction	1,997	2,940
Residential real estate	1,491	1,397
Commerical and industrial	2,650	2,545
Consumer	-	-
Total non-accrual loans	10,896	9,111

Accruing loans which are contractually past due 90 days or more:
Residential real estate	111	-
Commerical and industrial	59	-
Consumer	4	23
Total non-accrual loans	174	23

Total of nonaccrual and 90 days past due loans	$11,070	$9,134

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

The Company allocated $6.8 million and $8.3 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2012 and December 31, 2011, respectively. TDRs involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure. These concessions may include – but are not limited to – interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR it will retain that designation until it is paid off, because restructured loans generally are not at market rates following restructuring. Under certain circumstances a TDR may be removed from TDR status if it is determined to no longer be impaired and the loan is at a competitive interest rate. Under such circumstances, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.

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

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	For the three months ended September 30,
	2012		2011
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	-	$-	25	$21,339
Construction	1	72	13	6,247
Residential real estate	2	166	14	5,196
Commerical and industrial	17	824	37	7,202
Consumer	6	113	42	333
	26	$1,175	131	$40,317

	For the nine months ended September 30,
	2012		2011
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	4	$1,734	42	$45,577
Construction	2	4,497	22	7,040
Residential real estate	9	476	31	8,007
Commerical and industrial	26	1,405	107	10,775
Consumer	39	423	115	1,101
	80	$8,535	317	$72,500

There was no change in the pre- and post-TDR outstanding recorded investment for loans restructured during the three and nine months ended September 30, 2012 and 2011. At September 30, 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $1.2 million. At September 30, 2011, the remaining commitments were immaterial.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three and nine months ended September 30, 2012 by the primary type of concession granted:

Three months ended September 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$4	$1	$-	$5
Construction	-	72	-	72
Residential real estate	-	67	99	166
Commerical and industrial	80	409	335	824
Consumer	-	83	30	113
	$84	$632	$464	$1,180

Nine months ended September 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$1,299	$435	$-	$1,734
Construction	-	4,497	-	4,497
Residential real estate	-	377	99	476
Commerical and industrial	169	748	488	1,405
Consumer	-	393	30	423
	$1,468	$6,450	$617	$8,535

The following table presents, by portfolio segment, the TDRs which had payment defaults during the nine months ended September 30, 2012 and 2011 that had been previously restructured within the last twelve months prior to September 30, 2012:

	For the three months ended September 30,
	2012		2011
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	-	$-	-	$-
Construction	-	-	-	-
Residential real estate	-	-	2	302
Commercial and industrial loans	1	$193	3	$224
Consumer loans	-	$-	-	$-
	1	$193	5	$526

	For the nine months ended September 30,
	2012		2011
Commercial real estate	-	$-	1	$573
Construction	-	-	-	-
Residential real estate	-	-	3	636
Commercial and industrial loans	1	$193	12	$8,476
Consumer loans	1	3	7	71
	2	$196	23	$9,756

6.	Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in accrued interest and other assets in the condensed consolidated financial statements as of September 30, 2012 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at September 30, 2012 was $986 thousand, which includes a valuation allowance of $139 thousand.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2012	2012
Balance at beginning of period	$774	$-
Additions	391	1,209
Amortization	(40)	(84)
Change in valuation allowance	(139)	(139)
Balances at end of period	$986	$986

There were no significant transactions in MSRs during the year ended December 31, 2011.

7.	Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$12,251	$37,112	$21,270	$39,536
Additions	296	2,336	1,268	9,186
Dispositions	(8,909)	(4,831)	(26,314)	(12,893)
Change in valuation allowance	4,909	(4,303)	12,323	(5,515)
Balances at end of period	$8,547	$30,314	$8,547	$30,314

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$22,872	$18,061	$30,287	$16,849
Additions to the valuation allowance	-	4,493	86	6,762
Reductions due to sales	(4,909)	(190)	(12,410)	(1,247)
Balance at end of period	$17,963	$22,364	$17,963	$22,364

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating costs	$85	$157	$786	$599
Net (gains) losses on dispositions	-	1,366	(38)	1,545
Increases in valuation allowance	-	4,493	86	6,762
Total	$85	$6,016	$834	$8,906

8.	Other Borrowings

At September 30, 2012 and December 31, 2011, the Bank had a total of $60.0 million in long-term borrowings from FHLB with maturities ranging from 2014 to 2017, bearing a weighted-average rate of 3.13%.

At September 30, 2012, the Bank had $111.5 million in available credit at the FHLB, along with undrawn borrowing capacity at the Federal Reserve Bank (“FRB”) of approximately $23.9 million assuming pledged collateral continues to meet FHLB and FRB standards for qualifications.

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

The numerators and denominators used in computing basic and diluted net income per common share for the three and nine months ended September 30, 2012 and 2011 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income before extraordinary net gain	$1,825	$(54,420)	$4,643	$(54,204)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	-	-	-	32,839
Net income (loss)	$1,825	$(54,420)	$4,643	$(21,365)

Weighted-average shares outstanding - basic	47,142,441	47,091,697	47,122,536	42,473,730
Weighted-average shares outstanding - diluted	47,292,941	N/A	47,270,522	N/A
Common stock equivalent shares excluded due to antidilutive effect	19,412	138,864	16,283	106,503

Basic and diluted:
Income (loss) before extraordinary net gain per common share	$0.04	$(1.16)	$0.10	$(1.27)
Extraordinary net gain per common share	-	-	-	0.77
Net income (loss) per common share	$0.04	$(1.16)	$0.10	$(0.50)

10.	Stock-Based Compensation

At September 30, 2012, 4,838,074 shares reserved under the stock-based compensation plans were available for future grants.

During the nine months ended September 30, 2012, the Company granted 56,223 additional shares of restricted stock with a weighted-average grant date fair value of $5.70 per share, which vest during 2014 and 2015. During the same period, the Company also granted 19,412 stock options with a weighted-average grant date fair value of approximately $4.25 per option. These stock options vest in 2014. The Company did not grant any stock options in 2011. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2012:

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

The following table presents the activity related to stock options for the nine months ended September 30, 2012:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2012	144,370	$68.90	5.9	$-
Granted	19,412	4.25	1.9	27.8
Cancelled/forefeited	(22,928)	68.73	N/A	N/A
Expired	(8,110)	68.97	N/A	N/A
Options outstanding at September 30, 2012	132,744	$59.72	6.1	$27.8
Options exercisable at September 30, 2012	54,482	$137.22	3.4	$-

Stock-based compensation expense related to stock options for the nine months ended September 30, 2012 and 2011 was approximately $136 thousand and $108 thousand, respectively. As of September 30, 2012, there was approximately $90 thousand unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the nine months ended September 30, 2012:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2012	138,864	$15.72
Granted	56,223	5.70
Vested	(25,208)	7.20
Cancelled/forefeited	(19,378)	7.13
Nonvested as of September 30, 2012	150,501	$14.51

Nonvested restricted stock is generally scheduled to vest over a three year period and as of September 30, 2012 has a remaining vesting term of approximately two years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of September 30, 2012, unrecognized compensation cost related to nonvested restricted stock totaled approximately $532 thousand, which is expected to be recognized over the next three and a half years. Total expense recognized by the Company for nonvested restricted stock for the nine months ended September 30, 2012 and 2011 were $628 thousand and $473 thousand, respectively, and is being amortized to expense on a straight-line basis over the applicable vesting periods. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at September 30, 2012 and December 31, 2011, as all RSUs were fully-vested at the date of the grant.

During the third quarter of 2012, the Company issued a total of 1,802 shares of nonvested restricted stock to new hires at a weighted average grant price of $5.55 per share. These shares are included in the above table of activity related to nonvested restricted stock for the nine months ended September 30, 2012.

11.	Income Taxes

During the nine months ended September 30, 2012, the Company recorded an income tax provision of approximately $50 thousand. This provision for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the estimated income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised. During the nine months ended September 30, 2011, the Company recorded an income tax provision of approximately $10.3 million. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Note 2), which was calculated based on the Company’s estimated statutory income tax rates. The income tax provision of $10.3 million also includes a credit for income taxes of approximately $11.8 million related to the Company’s loss from operations excluding the extraordinary gain.

Management determined the amount of the deferred tax valuation allowance at September 30, 2012 and December 31, 2011 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

As of September 30, 2012, the Company maintained a full valuation allowance against the deferred tax asset balance of $52.2 million. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement and tax recognition of revenue and expenses, the recapture of previously realized deferred tax assets that are now deemed unrealizable, and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code. See also “Critical Accounting Policies and Accounting Estimates – Deferred Income Taxes” included in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value is generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value. Since many recent real estate sales could be termed “distressed sales”, and since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates. Estimated costs to sell OREO are based on standard market factors. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5.0 million general valuation allowance allocated among homogenous groupings of OREO properties. At September 30, 2012 the balance in the general valuation allowance was $1.1 million. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The Company’s only financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2012
Investment securities available - for - sale	$-	$274,863	$-

December 31, 2011
Investment securities available - for - sale	$-	$209,506	$-

Certain assets, such as impaired loans and OREO, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2012
Impaired loans with specific valuation allowances	$-	$-	$54,649
Other real estate owned	-	-	8,547
	$-	$-	$63,196

December 31, 2011
Impaired loans with specific valuation allowances	$-	$-	$39,436
Other real estate owned	-	-	21,270
	$-	$-	$60,706

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012 (dollars in thousands):

	September 30, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input

Impaired loans	$54,649	Market approach	Appraised value less selling costs of 5% to 10%
			Liquidation expenses of 5% to 50%

Other real estate owned	$8,547	Market approach	Appraised value less selling costs of 5% to 10%

Other than the establishment of a general valuation allowance on OREO at December 31, 2011, the Company did not change the methodology used to determine fair value for any assets or liabilities during 2011, or during the nine months ended September 30, 2012. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2011 or the nine months ended September 30, 2012.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2012 and December 31, 2011.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using September 30, 2012 and December 31, 2011 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2012 and December 31, 2011 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s September 30, 2012 and December 31, 2011 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2012 and December 31, 2011 were approximately as follows (dollars in thousands):

		September 30, 2012		December 31, 2011
	Level in Fair Value Heirarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$93,412	$93,412	$128,439	$128,439
Investment securities:
Available-for-sale	Level 2	274,863	274,863	209,506	209,506
Held-to-maturity	Level 2	1,023	1,081	1,334	1,412
FHLB stock	Level 2	10,378	10,378	10,472	10,472
Loans, net	Level 2	827,030	855,196	853,659	877,742
BOLI	Level 3	35,434	35,434	34,683	34,683

Financial liabilities:
Deposits	Level 2	1,070,506	1,071,063	1,086,827	1,088,210
FHLB borrowings	Level 2	60,000	65,419	60,000	65,646

13.	Regulatory Matters

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

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At September 30, 2012 the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations and the Order (discussed below). At December 31, 2011 the Bank did not meet the 10% Tier 1 leverage ratio requirement per the Order, and was considered “adequately capitalized” under the applicable regulations. At September 30, 2012 Bancorp also met the regulatory benchmarks to be “well-capitalized” under applicable regulations and the Written Agreement (discussed below). However, at December 31, 2011 Bancorp did not meet the Written Agreement’s requirement that Bancorp maintain a 10% Tier 1 leverage ratio and Bancorp was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp filed the required update to its capital plan with the FRB and the Oregon Division of Finance and Corporate Securities (“DFCS”) which was accepted by its regulators.

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

Among the corrective actions required are for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of September 30, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio has been met.

The Order further requires the Bank to ensure the level of the reserve for loan losses is maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of September 30, 2012, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital has been met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of September 30, 2012, the Bank’s primary liquidity ratio was 25.67%.

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

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of September 30, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement, however at December 31, 2011 Bancorp did not meet this requirement and was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp filed the required update to its capital plan with the FRB and DFCS which was accepted by its regulators.

Bancorp’s actual and required capital amounts and ratios as of September 30, 2012 and December 31, 2011 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2012
Tier 1 leverage
(to average assets)	$136,256	10.6%	$51,396	4.0%	$128,491	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	136,256	13.6	39,970	4.0	59,955	6.0
Total capital
(to risk-weighted assets)	149,070	14.9	79,939	8.0	99,924	10.0

December 31, 2011:
Tier 1 leverage
(to average assets)	$130,172	9.4%	$55,260	4.0%	$138,151	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	130,172	13.0	39,917	4.0	59,875	6.0
Total capital
(to risk-weighted assets)	143,067	14.3	79,834	8.0	99,792	10.0

(1) Pursuant to the Written Agreement, in order to be deemed "well capitalized", Bancorp must maintain a Tier 1 leverage ratio of at least 10.00%.

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2012
Tier 1 leverage
(to average assets)	$135,883	10.6%	$51,380	4.0%	$128,451	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	135,883	13.6	39,967	4.0	59,951	6.0
Total capital
(to risk-weighted assets)	148,696	14.9	79,934	8.0	99,918	10.0

December 31, 2011 (2):
Tier 1 leverage
(to average assets)	$129,473	9.4%	$55,223	4.0%	$138,059	10.0	%(1)
Tier 1 capital
(to risk-weighted assets)	129,473	13.0	39,910	4.0	59,865	6.0
Total capital
(to risk-weighted assets)	142,366	14.3	79,819	8.0	99,774	10.0

(1) Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

(2) Adjusted to correct an error in the computation of the Bank’s regulatory capital at December 31, 2011. See Note 16 to the Company's condensed consolidated financial statements included in the Company's Quarter Report on Form 10-Q for the quarter ended June 30, 2012.

14.	New Authoritative Accounting Guidance

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

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the consolidated financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at September 30, 2012 and December 31, 2011 were significantly affected by the revisions and enhancements to the Company’s methodology, as well as the effects of the charge-offs incurred in the 2011 Bulk Sale of certain loans (see Note 2 to the condensed consolidated financial statements included in this Quarterly Report) on its historical loss factors.

The issuance of common stock in connection with the Company’s successful completion of its Capital Raise (see Note 2 to the condensed consolidated financial statements included in this Quarterly Report) in the first quarter of 2011 resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of the Company’s net operating loss carryforwards and certain built-in losses under federal income tax laws will be subject to annual limitation. Given the limited carryforward period assigned to these tax deductions in excess of this annual limit, some portion of these potential deductions will be lost and, consequently, the related tax benefits may not be recorded in the financial statements.

At September 30, 2012, the Company continued to conclude it was more likely than not that its deferred tax asset would not be realized. Accordingly it has maintained a full valuation allowance that has reduced its deferred tax asset to zero. The determination as to utilization of deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. The Company continues to evaluate available evidence, including its forecasts of future taxable income and related operating results, to determine whether some or all of its deferred income tax assets may become realizable.

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

Revision to Previously Reported Financial Information

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management discovered an error in the computation of the Bank’s regulatory capital for purposes of the Bank’s FDIC Call Reports. This Call Report error affected the Bank’s regulatory capital disclosures in certain of the Company’s prior filings with the SEC including disclosures about the Bank’s compliance with a regulatory order applicable to the Bank. The correction of the error had no effect on the Company’s consolidated balance sheet, income statements of operations, stockholders’ equity, or the amounts or disclosure of the regulatory capital or regulatory capital ratios of Bancorp. The Company believes the error will not affect the Bank’s status with respect to its outstanding regulatory agreements with the Federal Deposit Insurance Corporation (“FDIC”) or the Oregon Department of Consumer and Business Services, Division of Finance & Corporate Securities (“DFCS”).

For additional information regarding the revisions to previously reported financial information, refer to Note 16 to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revision to Previously Reported Financial Information” included in Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Status of the Regulatory Order

On August 27, 2009, the Bank stipulated to the issuance by the FDIC and DFCS of an order to cease and desist (the “Order”). Management believes the Bank is in substantial compliance with the requirements of the Order and expects that the Order will be lifted in due course. Management also believes that the error in the Bank’s Call Reports did not contravene the Order.  Further, management believes that if the Order is removed the Bank may remain subject to an informal supervisory directive or memorandum of understanding, the terms of which would likely continue to impose certain limitations on the Bank’s operations.

New Proposed Capital Rules

On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”). The Proposed Rules would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Proposed Rules would apply only to large, complex financial institutions, substantial portions of the Proposed Rules would apply to the Bank and Bancorp. The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010, which standards are commonly referred to as “Basel III”.

The Proposed Rules include new risk-based and leverage capital ratio requirements, which would be phased in beginning in 2013 and be fully implemented January 1, 2015, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Bancorp and the Bank under the Proposed Rules would be: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital would consist of retained earnings and common stock instruments, subject to certain adjustments.

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

The Proposed Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn would affect the calculation of risk based ratios. These new calculations would take effect beginning January 1, 2015. Under the Proposed Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including residential mortgages, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Proposed Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

As of the date of this filing, final regulations have not been issued. We cannot predict at this time when or in what form final rules will be adopted.

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. The uncertain depth and duration of the present sluggish economic conditions could cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall or remain depressed for an uncertain amount of time. Unemployment rates in these areas continue to be high and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to uneven consumer spending driven by elevated unemployment and uncertainty. Recently, the national and regional economies and real estate price declines have appeared to show signs of stabilization. However, elevated unemployment, business and consumer confidence, national fiscal policy and other indicators continue to suggest that the future direction of the economy remains uncertain.

CASCADE BANCORP

Selected Consolidated Financial Highlights

(In thousands, except per share data and ratios; unaudited)

	Year over Year Quarter			Linked Quarter
	3rd Qtr	3rd Qtr	%	2nd Qtr	%
	2012	2011	Change	2012	Change
Balance Sheet Data (at period end)
Investment securities	$275,886	$136,287	102.4%	$269,100	2.5%
Loans, gross	862,673	929,321	-7.2%	845,517	2.0%
Total assets	1,296,429	1,392,799	-6.9%	1,276,874	1.5%
Total deposits	1,070,506	1,148,126	-6.8%	1,053,863	1.6%
Non-interest bearing deposits	413,017	417,947	-1.2%	386,413	6.9%
Total common shareholders' equity (book)	139,279	158,516	-12.1%	136,656	1.9%
Tangible common shareholders' equity (tangible) (1)	139,279	154,711	-10.0%	136,656	1.9%
Income Statement Data
Interest income	$13,462	$16,174	-16.8%	$13,797	-2.4%
Interest expense	1,171	2,654	-55.9%	1,289	-9.1%
Net interest income	12,291	13,520	-9.1%	12,508	-1.7%
Loan loss provision	-	52,800	-100.0%	-	0.0%
Net interest income after loan loss provision	12,291	(39,280)	-131.3%	12,508	-1.7%
Noninterest income	3,233	2,822	14.6%	3,439	-6.0%
Noninterest expense	13,699	25,418	-46.1%	14,165	-3.3%
Income (loss) before income taxes	1,825	(61,876)	-103.0%	1,782	2.4%
Provision for income taxes	-	7,456	-100.0%	(25)	-100.0%
Net income	1,825	(54,420)	-103.4%	1,757	3.9%
Share Data
Basic net income per common share	$0.04	$(1.16)	-103.4%	$0.04	0.0%
Diluted net income per common share	$0.04	$(1.16)	-103.4%	$0.04	0.0%
Book value per common share	$2.95	$3.36	-12.3%	$2.89	1.9%
Tangible book value per common share	$2.95	$3.28	-10.1%	$2.89	1.9%
Basic average shares outstanding	47,142	47,092	0.1%	47,133	0.0%
Fully diluted average shares outstanding	47,293	47,092	0.4%	47,284	0.0%
Key Ratios
Return on average total shareholders' equity (book)	5.25%	-100.92%	-105.2%	5.23%	-0.4%
Return on average total shareholders' equity (tangible)	5.25%	-102.85%	-105.1%	5.23%	-0.4%
Return on average total assets	0.56%	-13.78%	-104.1%	0.55%	-1.8%
Net interest spread	3.81%	3.26%	16.9%	3.92%	-2.8%
Net interest margin	4.07%	3.70%	10.0%	4.18%	-2.6%
Total revenue (net int inc + non int inc)	$15,524	$16,342	-5.0%	$15,947	-2.7%
Efficiency ratio (2)	88.25%	155.53%	-43.3%	88.82%	-0.6%
Credit Quality Ratios
Reserve for credit losses	$37,193	$32,567	14.2%	$39,769	-6.5%
Reserve for credit losses to ending gross loans	4.31%	3.50%	23.0%	4.93%	-12.5%
Non-performing assets (NPAs) (3)	$19,617	$42,781	-54.1%	$21,682	-9.5%
Non-performing assets to total assets	1.51%	3.07%	-50.7%	1.70%	-10.9%
Delinquent >30 days to total loans (excl. NPAs)	0.77%	0.27%	189.8%	0.51%	49.7%
Net Charge off's (NCOs)	2,577	62,881	-95.9%	5,731	-55.0%
Net loan charge-offs (annualized)	1.21%	23.27%	-94.8%	2.70%	-55.2%
Provision for loan losses to NCOs	0.00%	83.97%	-100.0%	0.00%	0.0%
Bank Capital Ratios (4)(5)
Tier 1 capital leverage ratio	10.58%	11.10%	-4.7%	10.44%	1.3%
Tier 1 risk-based capital ratio	13.60%	16.45%	-17.3%	13.48%	0.9%
Total risk-based capital ratio	14.88%	17.72%	-16.0%	14.76%	0.8%
Bancorp Capital Ratios (4)
Tier 1 capital leverage ratio	10.60%	9.74%	8.8%	10.47%	1.2%
Tier 1 risk-based capital ratio	13.64%	14.75%	-7.5%	13.53%	0.8%
Total risk-based capital ratio	14.92%	16.02%	-6.9%	14.81%	0.7%

Notes:

(1)	Excludes core deposit intangible and other identifiable intangible assets, related to the acquisition of F&M Holding Company.
(2)	Efficiency ratio is noninterest expense divided by (net interest income + noninterest income).
(3)	Nonperforming assets consist of loans contractually past due 90 days or more, nonaccrual loans and other real estate owned.
(4)	Computed in accordance with FRB and FDIC guidelines.
(5)	The Bank Capital Ratios for 3rd Qtr 2011 have been adjusted to correct an error in the computation of the Bank's regulatory capital, which is discussed in Note 16 to the condensed financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Financial Highlights and Summary of the Third Quarter of 2012

•	Third Quarter Net Income: $1.8 million or $0.04 per share
•	Credit Quality: Reserve for loan losses at $35.6 million or 4.13% of loans. No loan loss provision was made in the third quarter of 2012.
•	Credit Quality: Net charge-offs for the quarter were $2.6 million, or 1.21% of loans (annualized), down from $5.7 million for the second quarter of 2012. Charge offs for the third quarter of 2011 were $62.9 million of which approximately $54.1 million was a result of the Bulk Sale discussed in Note 2 to the Company’s condensed consolidated financial statements included in this Quarterly Report.
•	Credit Quality: Non-performing assets were 1.51% of total assets at September 30, 2012, compared to 1.70% at June 30, 2012 and 3.07% at September 30, 2011.
•	Loans: Gross loans were up $17.2 million during the third quarter of 2012 as a result of efforts to revitalize lending activities and reduced runoff and paydowns on existing loans. Gross loan balances are down $34.9 million from December 31, 2011 as a result of loan payoffs and paydowns in the first six months of 2012.
•	Deposits: Total deposits were up $16.6 million during the third quarter of 2012, mainly a result of seasonally higher non-interest bearing deposits. Year over year deposits are lower by $77.6 million due primarily to reduced public fund deposits and a runoff of price sensitive CDs in the first six months of 2012.
•	Net Interest Margin (“NIM”): NIM was 4.07% at September 30, 2012 compared to 4.18% at June 30, 2012 and 4.04% at December 31, 2011.

The Company recorded net income of $0.04 per share or $1.8 million in the third quarter of 2012. This compares to the second quarter 2012 net income of $0.04 per share or $1.8 million. The September 2011 Bulk Sale of approximately $110.0 million (carrying amount) of certain non-performing, substandard and related performing loans, and OREO (discussed in Note 2 to the Company’s condensed consolidated financial statements included in this report) resulted in a net loss of ($1.16) per share or ($54.4) million in the third quarter of 2011.

For the third quarter of 2012, net interest income was $12.3 million compared to $12.5 million for the second quarter of 2012. This 1.7% decrease was mainly a result of the lower average loan volumes which caused interest income to decline by $336 thousand as compared to the second quarter of 2012. Interest expense was reduced by $119 thousand in the third quarter of 2012 as compared to the preceding quarter of 2012 partially offsetting lower interest income.

Non-interest income and non-interest expense from the third quarter of 2012 decreased by $206 thousand and $466 thousand, respectively, from the second quarter 2012 levels. Non-interest income in the third quarter of this year decreased compared to the second quarter of 2012 primarily due to a valuation allowance of $139 thousand applied against the fair value of Mortgage Servicing Rights (“MSRs”). The decrease in non-interest expense in the third quarter of 2012 as compared to the second quarter of 2012 was due to higher non-recurring expenses in the prior quarter of 2012 including increased salaries and benefits, including healthcare costs, incentive compensation and director compensation in the form of vested stock grants. The current quarter also benefited from reversals of previously accrued professional fees of $248 thousand in the third quarter of 2012.

At September 30, 2012, gross loans were up $17.2 million as compared to the second quarter of 2012 as a result of efforts to revitalize lending activities as well as reduced runoff and paydowns on existing loans. Management has implemented incentive and targeted marketing programs to refocus lending and branch staff toward production. Loan balance declines in the first two quarters of 2012 and were due to customer payoffs and paydowns resulting from debt deleveraging associated with the sluggish economy and a highly competitive market for quality loans. Loans declined by $69.0 million, primarily due to the Bulk Sale discussed above and in Note 2 to the condensed consolidated financial statements.

At September 30, 2012 total deposits were $1.1 billion, an increase of $16.6 million from the second quarter of 2012, a decrease of $16.3 million from December 31, 2011, and down $77.6 million from the third quarter a year ago. The increase in deposits during the third quarter of 2012 was caused by seasonal factors including customers having additional cash during the summer months, that increased demand account deposits. The reduction in total deposits since December 31, 2011 was primarily a result of movement of municipal deposits to the Oregon State sponsored municipal funds pool which carries an advantageous rate of return for public entities. Also, time deposits have declined due to runoff of higher priced CDs. On a year over year basis, the decline in deposits resulted primarily from lower internet deposits, the movement of municipal deposits described above and customer net deposit migration. Internet deposits decreased $31.3 million year-over-year owing to the Bank’s planned call and prepayment of internet deposits during 2011 including approximately $28.0 million in the fourth quarter of 2011. At September 30, 2012, the Bank had no wholesale or internet sourced deposits. Total non-interest bearing deposits have increased $41.4 million over December 31, 2011 and at September 30, 2012 represent approximately 39% of the Bank’s total deposits compared to 34% at year end. Currently the Bank’s non-interest bearing deposits are fully insured by the FDIC’s Transaction Account Guarantee (TAG) Program regardless of the balance in the account. The TAG program is scheduled to expire at December 31, 2012; upon expiration non-interest bearing deposits will be insured up to a maximum of $250 thousand per account. After this change, we may see shifts in the categories of accounts held by customers.

At September 30, 2012, the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.58%, 13.60% and 14.88, respectively. Regulatory minimums for a “well-capitalized” bank are 5%, 6%, and 10% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively, although the Bank must maintain a Tier 1 leverage ratio of at least 10% in order to be deemed “well-capitalized” under the Order. Bancorp’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios were 10.60%, 13.64% and 14.92%, respectively, as of September 30, 2012.

RESULTS OF OPERATIONS – Nine and Three Months ended September 30, 2012 and 2011

Income Statement

Net Income

For the nine months ended September 30, 2012, the Company recorded net income of $0.10 per share or $4.6 million. Year-to-date results include a loan loss provision of $1.1 million, which was made in the first quarter of 2012. Primarily due to the Bulk Sale loss discussed above and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, for the nine-month period ended September 30, 2011, the Company recorded net loss before extraordinary gain of $(1.27) per share or $(54.2) million and net loss of $(0.50) per share or $(21.4) million after an extraordinary gain on the extinguishment of junior subordinated debentures of $32.8 million, net of tax, which is also discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

Net income for the quarter ended September 30, 2012 was $0.04 per share or $1.8 million, compared to a loss of $(1.16) per share or $(54.4) million for the third quarter of 2011 resulting primarily from the Bulk Sale. Net income for the quarter ended September 30, 2012 includes no provision made for income taxes compared to a $7.5 million credit for the same quarter of 2011. The credit to income tax expense in the quarter ended September 30, 2011 was a result of the Bulk Sale’s effects on our deferred tax asset. Current period tax is estimated based upon management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences.

Net Interest Income

Net interest income was $12.3 million for the third quarter of 2012, compared to $13.5 million in the third quarter a year ago. Net interest income was $37.9 million and $42.5 million for the nine months ended September 30, 2012 and 2011, respectively. The decline in net interest income for three and nine month periods ended September 30, 2012 as compared to the same periods a year ago is primarily a result of lower interest income due to the decline in loan balances over the periods.

Interest income in the third quarter of 2012 decreased $2.7 million compared to the third quarter of 2011. The decrease in the third quarter of 2012 and year over year is mainly due to lower average earning loan balances. Partially offsetting this decline in interest income was an increase in volume of lower yielding securities as a percent of total earning assets, and lower interest reversed on non-performing loans in the same period a year ago.

Interest expense for the third quarter of this year decreased $1.5 million or 55.9% compared to the third quarter of 2011. Interest expense for the nine months ended September 30, 2012 was down $5.7 million compared to the nine months ended September 30, 2011. Reduced funding costs are primarily due to the repayment of internet deposits described above and lower average borrowings in 2012. Total borrowings remained unchanged since September 30, 2011. Total deposits at September 30, 2012 decreased $16.3 million from December 31, 2011, due primarily to a reduction of interest bearing liabilities of $37.1 million and a $25.4 million decrease in time deposits. The reduction of these accounts were caused by an expected migration of municipal deposits to the Oregon State sponsored municipal funds pool which carries above market rate returns at this point in the rate cycle. The reduction was also offset by a $41.4 million increase in non-interest bearing accounts. At December 31, 2011 and September 30, 2012, there were no internet deposits on the Bank’s balance sheet.

Components of Net Interest Margin

The following tables set forth for the three and nine months ended September 30, 2012 and 2011 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	THREE MONTHS ENDED
(dollars in thousands)	September 30, 2012			September 30, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$279,221	$1,523	2.17%	$128,233	$1,199	3.71%
Non-taxable securities	1,023	10	3.89%	1,335	13	3.86%
Interest bearing balances due from other banks	64,705	36	0.22%	236,556	126	0.21%
Federal funds sold	23	-	0.00%	2,651	2	0.30%
Federal Home Loan Bank stock	10,464	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	846,382	11,893	5.59%	1,072,041	14,834	5.49%
Total earning assets/interest income	1,201,818	13,462	4.46%	1,451,288	16,174	4.42%
Reserve for loan losses	(37,190)			(37,330)
Cash and due from banks	29,598			31,578
Premises and equipment, net	33,653			34,451
Bank-owned life insurance	35,294			34,171
Accrued interest and other assets	21,652			52,803
Total assets	$1,284,825			$1,566,961

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$479,681	224	0.19%	$479,703	516	0.43%
Savings deposits	37,913	5	0.05%	34,070	13	0.15%
Time deposits	139,236	462	1.32%	226,957	1,066	1.86%
Other borrowings	60,000	480	3.18%	163,696	1,059	2.57%
Total interest bearing liabilities/interest expense	716,830	1,171	0.65%	904,426	2,654	1.16%
Demand deposits	405,283			418,697
Other liabilities	24,693			29,898
Total liabilities	1,146,806			1,353,021
Stockholders' equity	138,019			213,940
Total liabilities and stockholders' equity	$1,284,825			$1,566,961

Net interest income		$12,291			$13,520

Net interest spread			3.81%			3.26%

Net interest income to earning assets			4.07%			3.70%

(1)	Average non-performing loans included in the computation of average loans for the three months ended September 30, 2012 and 2011 was approximately $10.3 million and $43.3 million, respectively.
(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.4 million in 2012 and $0.5 million in 2011.
(3)	Includes mortgage loans held for sale.

	NINE MONTHS ENDED
(dollars in thousands)	September 30, 2012			September 30, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Taxable securities	$249,276	$4,428	2.37%	$123,636	$3,640	3.94%
Non-taxable securities	1,183	34	3.84%	1,576	46	3.90%
Interest bearing balances due from other banks	87,606	163	0.25%	223,237	396	0.24%
Federal funds sold	23	-	0.00%	2,710	2	0.10%
Federal Home Loan Bank stock	10,469	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	861,368	37,231	5.77%	1,136,883	48,102	5.66%
Total earning assets/interest income	1,209,925	41,856	4.62%	1,498,514	52,186	4.66%
Reserve for loan losses	(40,839)			(41,429)
Cash and due from banks	30,277			31,019
Premises and equipment, net	33,853			34,756
Bank-ow ned life insurance	35,043			33,863
Accrued interest and other assets	25,558			54,883
Total assets	$1,293,817			$1,611,606

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$502,744	872	0.23%	$472,485	$1,648	0.47%
Savings deposits	36,401	18	0.07%	33,219	47	0.19%
Time deposits	148,409	1,612	1.45%	295,055	4,456	2.02%
Other borrow ings	60,000	1,429	3.18%	189,639	3,515	2.48%
Total interest bearing liabilities/interest expense	747,554	3,931	0.70%	990,398	9,666	1.30%
Demand deposits	386,021			398,773
Other liabilities	24,246			29,508
Total liabilities	1,157,821			1,418,679
Stockholders' equity	135,996			192,927
Total liabilities and stockholders' equity	$1,293,817			$1,611,606

Net interest income		$37,925			$42,520

Net interest spread			3.92%			3.35%

Net interest income to earning assets			4.19%			3.79%

(1)	Average non-performing loans included in the computation of average loans for the nine months ended September 30, 2012 and 2011 was approximately $9.5 million and $61.1 million, respectively.
(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.4 million in 2012 and $0.9 million in 2011.
(3)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and nine months ended September 30, 2012, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended September 30,
	2012 over 2011
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(2,941)	$(3,154)	$213
Taxable interest on investments	234	1,313	(1,079)
Other investment income	(5)	(5)	-
Total interest income	(2,712)	(1,846)	(866)

Interest expense:
Interest on deposits:
Interest bearing demand	(292)	(1)	(291)
Savings	(8)	1	(9)
Time deposits	(604)	(414)	(190)
Other borrowings	(579)	(672)	93
Total interest expense	(1,483)	(1,086)	(397)

Net interest income	$(1,229)	$(760)	$(469)

	Nine months ended, September 30,
	2012 over 2011
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(10,871)	$(11,371)	$500
Taxable interest on investments	555	2,488	(1,933)
Other investment income	(14)	(14)	(0)
Total interest income	(10,330)	(8,897)	(1,433)

Interest expense:
Interest on deposits:
Interest bearing demand	(777)	(190)	(587)
Savings	(29)	(7)	(22)
Time deposits	(2,843)	(2,424)	(419)
Other borrowings	(2,086)	(2,296)	210
Total interest expense	(5,735)	(4,917)	(818)

Net interest income	$(4,595)	$(3,980)	$(615)

Loan Loss Provision

The Company did not record a loan loss provision in the third quarter of 2012. A loan loss provision of $52.8 million was recorded in the third quarter of 2011. The Company recorded a loan loss provision of $1.1 million and $60.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increased loan loss provision expense in the three and nine months ended September 30, 2011 was affected by inclusion of losses incurred in the 2011 Bulk Sale in the Company’s historical loss factors for computation of pooled reserves as well as changes in the level of expected loss on impaired loans.

No loan loss provision was made in the second and third quarters of 2012 due in part to the reduction of total loans by $26.6 million from December 31, 2011. Additionally, historical loss factors for computation of pooled reserves have improved resulting in lower estimated reserve for loan loss. At September 30, 2012, the reserve for loan losses was approximately $35.6 million or 4.13% of outstanding loans compared to $43.9 million or 4.89%of outstanding loans at December 31, 2011 and $30.7 million or 3.30% of outstanding loans for the third quarter of 2011.

The reserve for unfunded lending commitments was $1.5 million at September 30, 2012, which remained unchanged from December 31, 2011, and compared to $1.9 million at September 30, 2011.

Non-Interest Income

Non-interest income in the third quarter of 2012 was $3.2 million as compared to $2.8 million a year earlier. The year-over-year increase in non-interest income related to mortgage revenue resulting from increased residential mortgage origination volumes and related revenues. Non-interest income for the nine months ended September 30, 2012 increased $1.3 million from the nine months ended September 30, 2011 due to a $2.7 million increase in mortgage banking income partially offset by a decrease in service charges on deposit accounts of $1.0 million and decreased BOLI earnings of $157 thousand. The decreased service charges earned on deposit accounts is a result of lower transaction volume and regulatory changes enacted in 2011.

Non-Interest Expense

Non-interest expense for the third quarter of 2012 was $13.7 million as compared to $25.4 million in the third quarter of 2011. Non-interest expense for the nine months ended September 30, 2012 was down by $14.8 million compared to the same nine-month period of 2011.

The $11.7 million decrease in non-interest expense for the third quarter of 2012 compared to third quarter of 2011 was due to decreases of $5.9 million in OREO due to increased valuation writedowns in the third quarter of 2011 to record properties at their fair value less costs to sell, coupled with decreased other expenses of $4.2 million related to increased costs for the Bulk Sale (discussed elsewhere in this report) and a one-time cost related to settlement of a legal matter.

The $14.8 million decline in non-interest expense in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily caused by a decrease in both OREO expenses and other expenses by $8.1 million and $5.6 million, respectively. OREO expenses declined as a result of decreased valuation allowances on owned property as compared to same nine-month period of 2011. Other expenses incurred during the nine months ended September 30, 2011 were elevated compared to the nine months ended September 30, 2012 as a result of expenses, including professional expenses related to the Capital Raise occurring in the first quarter of 2011 along with a one-time legal settlement paid in September 2011.

Income Taxes

During the nine months ended September 30, 2012, the Company recorded a net income tax provision of approximately $50 thousand; no income tax provision was made in the third quarter of 2012. During the nine and three months ended September 30, 2011, the Company recorded a net income tax provision of approximately $10.3 million and $7.5 million, respectively. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures, which was calculated based on the Company’s estimated statutory income tax rates. The net income tax provision of $10.3 million also includes a credit for income taxes of approximately $11.8 million related to the Company’s loss from operations excluding the extraordinary gain. Income tax provision or credit is calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the prospective income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

As of September 30, 2012, the Company maintained a valuation allowance of $52.2 million against the deferred tax asset. This amount represents a $300 thousand decrease from year-end 2011 due to changes in temporary differences between the financial statement and tax recognition of revenue and expenses and a reduction of deferred tax assets due to the application of Section 382 of the Internal Revenue Code.

Management determined the amount of the deferred tax valuation allowance at September 30, 2012 and December 31, 2011 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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

Financial Condition

Capital Resources

Total stockholders’ equity increased to $139.3 million at September 30, 2012, as compared to total stockholders’ equity of $132.9 million at December 31, 2011. At September 30, 2012, the total common equity to total assets ratio was 10.7% and the Company’s basic book value per share was $2.94 as compared to the total common equity to total assets ratio of 10.2% and basic book value per share of $2.81 at December 31, 2011.

September 30, 2012 regulatory capital ratios are as follows: Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.58%, 13.60% and 14.88%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.60%, 13.64% and 14.92%, respectively, which exceed regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this Quarterly Report, pursuant to the Order, the Bank is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized”, which the Bank met as of September 30, 2012. Pursuant to the Written Agreement, Bancorp is required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized”, which Bancorp met as of September 30, 2012. Additional information regarding capital requirements can be found in Note 13 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2012, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.3 billion at September 30, 2012, a decrease of $7.0 million from year-end 2011, mainly due to a $26.6 million decrease in loans, a $35.0 million decrease in cash and cash equivalents, and a $12.7 million reduction in OREO, partially offset by a $65.4 million increase in investment securities available for sale. The decline in cash and cash equivalents at September 30, 2012 compared to December 31, 2011, was primarily a result of a $35.6 million decline in interest bearing deposits, much of which is cash held at the Federal Reserve Bank. This decline was due to utilization of the Bank’s cash to purchase investment securities available for sale including short term commercial paper, as well as the decline in deposits.

Total liabilities at September 30, 2012 decreased $13.4 million from December 31, 2011 primarily due to the decline in deposits of approximately the same amount. Overall, interest bearing demand deposits decreased $37.1 million while time deposits decreased $25.4 million. Offsetting these declines were demand deposits that increased $41.4 million due to increased customer activity. The overall net reduction in deposits was mainly a result of movement of municipal deposits to the Oregon State sponsored municipal funds pool during the second quarter of 2012. Total borrowings remained at $60.0 million at both September 30, 2012 and December 31, 2011.

At September 30, 2012, the Company’s gross loans were approximately $862.7 million, down $34.9 million from December 31, 2011 primarily due to ongoing loan payoffs and paydowns.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at September 30, 2012 and December 31, 2011 is included in the following table (dollars in thousands):

	September 30, 2012	December 31, 2011

Commitments to extend credit	$186,893	$149,452
Commitments under credit card lines of credit	23,192	23,393
Standby letters of credit	4,683	3,201

Total off-balance sheet financial instruments	$214,768	$176,046

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the customer contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank applies established credit-related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty. The increase in commitments to extend credit over December 31, 2011 is due to increased loan production and committed loans not yet finalized.

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

There are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off balance sheet derivative financial instruments as of September 30, 2012 and December 31, 2011.

Liquidity

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At September 30, 2012, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $50.1 million compared to $88.8 million at December 31, 2011. The decline was a result of an anticipated reduction in deposits in the second quarter of 2012 related to movement of municipal deposits to the Oregon State Treasury sponsored municipal fund investment pool as well as purchasing investment securities available for sale to deploy cash into earning assets.

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

The Bank augments core deposits with wholesale funds from time to time. The Bank is currently restricted under the terms of the Order from accepting or renewing brokered deposits. At September 30, 2012 and December 31, 2011, the Company did not have any brokered deposits. Local relationship-based reciprocal CDARS deposits which are also technically classified as brokered deposits were also zero at September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, the Bank had no internet sourced deposits compared to approximately $31.4 million at September 30, 2011. In December 2011 the Bank elected to repay its remaining internet deposits (approximately $28.0 million). These time deposits had rates ranging from 0.45% to 3.45% and maturities ranging from December 2011 to April 2014. In connection with these transactions, the Bank was required to pay interest through the scheduled maturity dates of the deposits totaling approximately $258 thousand.

With the recapitalization of the Bank in January 2011 and its becoming compliant with FDIC capital standards, restrictions on its acceptance of public fund deposits were subsequently lifted. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds held by the Bank. At September 30, 2012, the Bank was in compliance with this statute.

The Bank also utilizes borrowings and lines of credit as sources of funds.  At September 30, 2012, the FHLB had extended the Bank a secured line of credit of $259.3 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2012, the Bank had qualifying collateral pledged for FHLB borrowings totaling $171.2 million of which the Bank had utilized $60.0 million in secured borrowings. At September 30, 2012, the Bank also had undrawn borrowing capacity at FRB of approximately $23.9 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $40.1 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At September 30, 2012, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At September 30, 2012, the Bank had approximately $214.8 million in total outstanding commitments to extend credit, compared to approximately $176.0 million at year-end 2011. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of September 30, 2012, the book value of unpledged investments totaled approximately $161.7 million compared to $114.2 million at December 31, 2011.

The Order further requires the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of September 30, 2012, the Bank’s primary liquidity ratio was 25.67%.

Bancorp is a single bank holding company and the principal source of Bancorp’s cash revenues historically has been dividends received from the Bank.  Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks.  The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least nine months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. Since the Bank currently has retained earnings that are a negative $234.3 million, the Bank will not under Oregon law be able to pay any dividends until it has had sufficient positive earnings to return its negative retained earnings to a positive number or regulators permit the Bank to apply part of its paid-in capital to reduce the deficit in retained earnings. In addition, pursuant to the Order, the Bank is required to seek permission from its regulators prior to payment of cash dividends on its common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended September 30, 2012, the Company did not repurchase any shares.

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

CASCADE BANCORP
(Registrant)

Date November 14, 2012	By	/s/ Terry E. Zink
Terry E. Zink, President & CEO
(Principal Executive Officer)

Date November 14, 2012	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP/Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

