Form 10-K
period 2012-12-31
CASCADE BANCORP
filed 2013-03-25
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 000-23322

CASCADE BANCORP

(Exact name of registrant as specified in its charter)

Oregon	93-1034484
(State of Incorporation)	(I.R.S. Employer Identification No.)

1100 N.W. Wall Street, Bend, Oregon	97701
(Address of principal executive offices)	(Zip Code)

(877) 617-3400

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $35,957,652 (based on the closing price as quoted on the NASDAQ Capital Market on that date).

There were 47,326,306 shares of no par value Common Stock outstanding as of March 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its 2013 Annual Meeting of Shareholders to be held on May 14, 2013 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CASCADE BANCORP
FORM 10-K
ANNUAL REPORT

i

PART I

ITEM 1. BUSINESS.

The disclosures in Item 1 are qualified by the risk factors set forth in Item 1A of this report and the section entitled“Cautionary Information Concerning Forward-Looking Statements” included in Item 7 of this report, and any other cautionary statements contained herein or incorporated herein by reference.

Cascade Bancorp and Bank of the Cascades

Cascade Bancorp (“Bancorp”) is a publicly traded bank holding company that was formed in 1990 and is headquartered in Bend, Oregon. Bancorp’s common stock trades on the NASDAQ Capital Market under the symbol “CACB.” Bancorp and its wholly-owned subsidiary, Bank of the Cascades (the “Bank,” and together with Bancorp, “Cascade” or the “Company”), operate in Oregon and Idaho markets. At December 31, 2012, the Company had total consolidated assets of approximately $1.3 billion, net loans of approximately $0.8 billion and deposits of approximately $1.1 billion. Bancorp has no significant assets or operations other than the Bank.

The Bank is an Oregon state chartered bank, which opened for business in 1977 and operates 31 branches serving communities in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasure Valley, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. The Bank’s lending activities are focused on small to medium-sized businesses, municipalities and public organizations, and professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, and commercial and industrial loans, as well as consumer installment, line-of-credit, credit card, and home equity loans. The Bank originates residential mortgage loans that are mainly sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market, and time deposit accounts and related payment services, Internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides trust-related services to its clientele.

The principal office of the Company is located at 1100 NW Wall Street, Bend, Oregon 97701. The Company’s phone number is (877) 617-3400.

Cease and Desist Order Terminated in March 2013

On March 7, 2013, the Federal Deposit Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (“DFCS”) terminated the cease and desist order (“the Order”) issued to the Bank in August 2009.

In connection with this termination, the Bank has entered into a memorandum of understanding with the FDIC and the DFCS. The memorandum of understanding requires, among other things, that the Bank maintain a Tier 1 leverage capital ratio of 10.0% and continue to reduce the level of adversely classified assets. The memorandum of understanding continues to prohibit the Bank from paying dividends without the written consent of the FDIC and DFCS.

Capital Raise and Sale of Loans Completed in 2011

In January 2011, the Company announced the successful completion of a $177.0 million capital raise (the “Capital Raise”). New capital investment proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. In addition, approximately $15.0 million of the Capital Raise proceeds were used to retire $68.6 million of the Company’s junior subordinated debentures and related accrued interest of $3.9 million, resulting in an approximately $54.9 million pre-tax gain recorded in the first quarter of 2011. Prior to the Capital Raise, on November 22, 2010, Bancorp effected a one-for-ten reverse stock split. The results of these transactions are reflected in the audited consolidated financial statements that are included in Item 8 of this report.

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

Business Strategies

The Company’s ongoing business strategies include: (1) improve core profitability while continuing to reduce the level of non-performing and adversely risk rated loans; (2) generate loan portfolio growth while diversifying the loan portfolio; (3) expand low-cost relationship deposits to fund asset growth; (4) improve operating efficiency; (5) consistently deliver quality customer service and apply technology to enhance the delivery of banking services; (6) retain a high-performing work force; and (7) target accretive merger and acquisition transactions. Because of the uncertainties of the current economic climate and competitive factors, there can be no assurance that Cascade will be successful executing these strategies. Cascade’s mission statement is to “deliver the best in community banking for the financial well-being of customers and shareholders.”

2012 was a year of transition for Cascade, marked by a return to profitability and a renewed focus on loan origination, including residential mortgage production. Adversely risk rated loans were reduced in 2012. One of the Company’s priorities is to continue to improve its credit quality, and 2012 credit quality metrics support our belief that the Company is making significant progress relative to this priority.

Business Overview

The United States economy is improving but at a slow pace in the aftermath of a severe recession. While beginning to recover, the Company’s primary markets of Oregon and Idaho have experienced significant declines in real estate values, and unemployment levels remain elevated.

Employees

The Company views its employees as an integral resource in achieving its strategies and long-term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers, who are also employees of the Bank. The Bank had 432 full-time equivalent employees as of December 31, 2012.

Risk Management

The Company has risk management policies with respect to identification, assessment, and management of important business risks. Such risks include, but are not limited to, credit quality and loan concentration risks, liquidity risk, interest rate risk, economic and market risk, as well as operating risks such as compliance, disclosure, internal control, legal, and reputation risks. The Board of Directors and related committees review and oversee the implementation of policies that specify various controls and risk tolerances.

Credit risk management objectives include the implementation of loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes designed to identify and manage loan portfolio risk and concentrations.

Liquidity management policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding the Company’s loan and investment activities. Historically, the Company has utilized borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), with wholesale funds augmenting liquidity from time to time.

The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates.

Operating-related risks are managed through implementation of and adherence to a system of internal controls. Internal controls are subject to testing in the course of internal audit and regulatory compliance activities, and the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002. The Company works to enhance its risk management strategies and processes over time. However, there are a wide range of complex risks inherent in the Company’s business, and there can be no assurance that internal controls will always detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.

Competition

Commercial and consumer banking in Oregon and Idaho are highly competitive businesses. The Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers, and other non-bank financial services providers. In addition to price competition for deposits and loans, market participants compete with respect to the scope and type of services offered, customer service levels, convenience, fees and service charges. Improvements in technology, communications, and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition among banking and financial services market participants and thus may adversely affect the Company’s future profitability.

The Company believes its community banking philosophy, investments in technology, focus on small and medium-sized business, and professional and consumer relationships enable it to compete effectively with other financial services providers in its primary markets. The Bank endeavors to offer attractive financial products and services delivered by effective bankers differentiated by their professionalism and customer service. The Bank’s products and services are designed to be convenient, with flexible delivery alternatives. In addition, the Bank’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. Also the Bank may buy or sell loan participations with other financial institutions.

The Company’s original market is Central Oregon where in past years, according to the Environmental Systems Research Institute, Inc. and based primarily on U.S. Census data, population growth was due largely to in-migration of those seeking the quality of life offered by the region. The Company has grown with the community and held 20% deposit market share in the Bend, Oregon Metropolitan Statistical Area as of June 30, 2012 (excluding broker and Internet CDs) according to the FDIC’s “Deposits Market Share Report.” Prior to 2006 the Company expanded into Oregon’s Interstate 5 markets as well as the greater Boise/Treasure Valley, Idaho area. At December 31, 2012, loans and deposits in Oregon markets account for approximately 77% and 71%, respectively, of total Company balances, while Idaho loans and deposits were approximately 23% and 29%, respectively, of total Company balances. Loan competition in Oregon and Idaho is substantial, and success is dependent on price and terms, as well as effectiveness of bankers in building relationships with customers. The Company is not aware of a comprehensive data base to determine its market share of loans.

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

Supervision and Regulation

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bancorp’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables included in Note 20 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings. At December 31, 2012 the Bank met the regulatory benchmarks to be “well-capitalized” under the applicable regulations and the Order (discussed below). At December 31, 2011 the Bank did not meet the 10% Tier 1 leverage ratio requirement per the Order, and was considered “adequately capitalized” under the applicable regulations. At December 31, 2012 Bancorp also met the regulatory benchmarks to be “well-capitalized” under applicable regulations and the Written Agreement (discussed below). However, at December 31, 2011 Bancorp did not meet the Written Agreement’s requirement that Bancorp maintain a 10% Tier 1 leverage ratio. As a result, Bancorp filed the required update to its capital plan with the FRB and the DFCS which was accepted by its regulators.

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and DFCS which requires the Bank to take certain measures to improve its safety and soundness.

In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of the Order against the Bank based on certain findings from an examination of the Bank concluded in February 2009 that was based upon financial and lending data measured as of December 31, 2008 (the Report of Examination, or “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank was required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and assure that its reserve for loan losses be maintained at an appropriate level.

Among the corrective actions required were for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio was met.

The Order further required the Bank to ensure the level of the reserve for loan losses to be maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of December 31, 2012, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital was met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

The Order further required the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15.00%. As of December 31, 2012, the Bank’s primary liquidity ratio was 26.00%.

In addition, pursuant to the Order, the Bank was required to retain qualified management and to notify the FDIC and the DFCS in writing before adding any individual to its Board or employing any new senior executive officer. Under the Order, the Bank’s Board also was required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Order also restricted the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

The Order remained in place and, therefore, the Bank remained subject to the requirements and restrictions set forth therein, until the Order was terminated on March 7, 2013, as discussed above. In connection with this termination, the Bank has entered into a memorandum of understanding with the FDIC and the DFCS.

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement, however at December 31, 2011 Bancorp did not meet this requirement and was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp filed the required update to its capital plan with the FRB and DFCS which was accepted by its regulators.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. Numerous provisions of the Dodd-Frank Act affect the Company and its business and operations. Some of the provisions are:

•	The creation of a new agency, the Consumer Financial Protection Bureau, responsible for regulating consumer financial products and services.
•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•	Change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Implementation of corporate governance revisions, including those with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.
•	Establishing a permanent $250,000 limit for federal deposit insurance.
•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Restrictions on the amount of interchange fees charged by debit card issuers having assets over $10.0 billion, which may also affect smaller issuers of debit cards.
•	Increase in the authority of the Federal Reserve to examine non-bank subsidiaries.

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

Regulations Concerning Cash Dividends

The principal source of Bancorp’s cash revenues historically has been dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. During the fourth quarter of 2012, the Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012. The retained earnings account will be replenished through positive earnings from the Bank. Pursuant to its memorandum of understanding with its regulators, as was the case under the Order before it was terminated on March 7, 2013, the Bank is required to seek permission from the FDIC and DFCS prior to payment of cash dividends.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, the payment of which would constitute an unsafe or unsound banking practice. The Written Agreement requires Bancorp to seek permission prior to payment of dividends and prior to taking dividends from the Bank. Bancorp has no plans to pay dividends at this time.

Federal and State Bank Regulation

The Bank is a FDIC-insured bank which is not a member of the Federal Reserve, and is subject to the supervision and regulation of the DFCS and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a bank holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the bank holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. The most recent CRA rating of the Bank is “satisfactory.”

The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to, and certain other transactions with, executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit: (1) must be made on substantially the same terms, including with respect to collateral, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a regulatory order, and other regulatory sanctions.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank meets substantially all the required standards that have been adopted.

Capital Adequacy

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.00% for bank holding companies and banks that have the highest supervisory rating. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.00%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%. Under the Order, the Bank was required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized” for regulatory purposes. Following termination of the Order on March 7, 2013, pursuant to its memorandum of understanding with its regulators, the Bank is required to maintain a Tier 1 leverage ratio of 10.00%.

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

At December 31, 2012, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.44%, 14.12%, and 15.39%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.42%, 14.09%, and 15.36%, respectively, which met regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. As of December 31, 2012, the Bank and Bancorp met the 10% Tier 1 leverage ratio requirement of the Order and the Written Agreement, respectively.

For more information regarding the capital ratios and leverage ratios of Bancorp and the Bank see “Liquidity and Sources of Funds” in Item 7 of this report and Note 20 in the “Notes to Consolidated Financial Statements” included in Item 8 of this report.

New Proposed Capital Rules

On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced that they were seeking comment on three sets of proposed regulations relating to capital (the “Proposed Rules”). The Proposed Rules would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Proposed Rules would apply only to large, complex financial institutions, substantial portions of the Proposed Rules would apply to the Bank and Bancorp. The Proposed Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010, which standards are commonly referred to as “Basel III.”

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

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor. The Dodd-Frank Act temporary provision for unlimited deposit insurance for non-interest bearing transaction accounts was effective through December 31, 2012,

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019. The annual FICO assessment rate for the first and second quarters of 2013 will be 0.64 basis points.

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

For the purpose of determining an institution’s assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10.0 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution’s capital levels and its supervisory evaluation. These institutions will generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt higher or lower assessment rates without additional rule-making provided that (1) no one such quarterly adjustment is in excess of 2 basis points and (2) the net cumulative adjustment cannot exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.

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

In addition, Section 956 of the Dodd-Frank Act requires certain regulators (including the FDIC, Securities and Exchange Commission (“SEC”) and Federal Reserve) to adopt requirements or guidelines prohibiting excessive compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (1) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation, (2) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss, (3) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions and (4) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator.

The Company is further restricted in its ability to make certain “golden parachute” and “indemnification” payments under Part 359 of the FDIC regulations, and the FDIC also regulates payments to executives under Part 364 of its regulations relating to excessive executive compensation. Lastly, the ability to hire new executive officers without prior notice to the regulators is restricted and, in connection with such notice, the regulators may review the compensation proposals for any such officers.

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

Financial Privacy

The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, subject to certain exceptions, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Restrictions on Transactions with Affiliates

The Bank and any subsidiaries it may have are subject to certain restrictions under federal law on extensions of credit by, and certain other transactions with, Bancorp and any non-banking affiliates it may have. Federal law generally imposes limitations on, and requires collateral for, extensions of credit by an insured depository institution, such as the Bank, and its non-bank affiliates, such as Bancorp. In addition, transactions between an insured depository institution and a non-bank affiliate must generally be on terms at least as favorable to the depository institution as transactions with a non-affiliate.

Reserve Requirements

The Bank is subject to Federal Reserve regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW accounts and checking accounts). The regulations generally require that for 2013 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $12.4 million up to $79.5 million. Net transaction accounts up to $12.4 million are exempt from reserve requirements. The amount of aggregate transaction accounts in excess of $79.5 million is subject to a reserve ratio of 10.0%. The amounts of transaction accounts subject to the various reserve ratios are generally adjusted by the Federal Reserve annually. During 2012, the Bank was in compliance with the requirements described above.

Source of Strength

Regulations and historical practice of the Federal Reserve have required bank holding companies to serve as a “source of strength” for their subsidiary banks. The Dodd-Frank Act codifies this requirement and extends it to all companies that control an insured depository institution. Accordingly, Bancorp is now required to act as a source of strength for the Bank. The appropriate federal banking regulators are required by the Dodd-Frank Act to issue final rules to carry out this requirement.

Risk Retention

The Dodd-Frank Act requires that, subject to certain exemptions, securitizers of mortgage and other asset-backed securities retain not less than 5% of the credit risk of the mortgages or other assets. In April 2011, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, published proposed regulations implementing this requirement. Generally, the proposed regulations provide various ways in which the retention of risk requirement can be satisfied and also describe exemptions from the retention requirements for various types of assets, including mortgages. Final regulations have not been adopted.

Consumer Protection Laws and Regulations

The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of their business relationships with consumers. While this list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the SAFE Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members' Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help insure its compliance with these requirements.

The Dodd-Frank Act established the Bureau of Consumer Financial Protection as a new independent bureau within the Federal Reserve system that is responsible for regulating consumer financial products and services under federal consumer financial laws. The Bureau of Consumer Financial Protection has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of $10 billion or more.

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

ITEM 1A. RISK FACTORS.

There are a number of risks and uncertainties, many of which are beyond the Company's control, which could have a material adverse impact on the Company's financial condition or results of operations. The Company describes below the most significant of these risks and uncertainties. These should not be viewed as an all-inclusive list or in any particular order. Additional risks that are not currently considered material may also have an adverse effect on the Company. This report is qualified in its entirety by these risk factors.

Before making an investment decision investors should carefully consider the specific risks detailed in Item 1A; other risks facing the Company identified in this report, including, risks, uncertainties and assumptions identified in this report that are difficult to predict and that could materially affect the Company’s financial condition and results of operations; the information in Item 1; and the information in Item 7, including the Company’s cautionary statements as to forward-looking statements.

Bancorp and the Bank are operating under regulatory agreements which place certain limitations and obligations on Bancorp and the Bank until such time as they are terminated.

On March 7, 2013, the FDIC and DFCS terminated the Order issued to the Bank in August 2009, the requirements of which are described in Item 1 of this report under the heading “Supervision and Regulation.”

In connection with this termination, the Bank has entered into a memorandum of understanding with the FDIC and the DFCS. The memorandum of understanding requires, among other things, that the Bank maintain a Tier 1 leverage capital ratio of 10.0% and continue to reduce the level of adversely classified assets. The memorandum of understanding continues to prohibit the Bank from paying dividends without prior written consent of the FDIC and DFCS.

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS, which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval a plan to maintain sufficient capital at Bancorp and the Bank. The Written Agreement is described in greater detail under the heading “Supervision and Regulation” in Item 1, above, and elsewhere in this report.

The Written Agreement remains in place until terminated by the FRB and DFCS. Under the Written Agreement described above, the Company is restricted or prohibited as to certain corporate or banking activities and/or such activities may require the permission of our regulators including, but not limited to, merger or acquisition activities, certain forms of debt or equity issuance, and executive management changes.

Bancorp relies on dividends from the Bank, and the Bank is currently prohibited from paying dividends to Bancorp.

Regulators have required Bancorp to obtain permission prior to payment of dividends on its common stock and prior to taking a dividend from the Bank. In addition, pursuant to the memorandum of understanding, the Bank is required to obtain permission prior to payment of cash dividends on its common stock. Oregon laws prohibit the Bank from paying dividends to Bancorp unless the Bank has positive retained earnings. The Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012 but the Bank’s payment of dividends will remain constrained under Oregon law by the amount of increases in its returned earnings from that date. Bancorp is a separate legal entity from the Bank and substantially all of its revenues are derived from Bank dividends. If the Bank is unable to pay dividends to Bancorp in the future, Bancorp may not be able to pay dividends on its stock or pay its creditors, which could have a material adverse effect on the Company’s financial condition and results of operations. Bancorp does not expect to pay dividends to shareholders for the foreseeable future. Restrictions on the payment of dividends are described in greater detail under the heading “Regulations Concerning Cash Dividends” in Item 1, above, which includes a discussion of the Bank’s negative retained earnings, and elsewhere in this report.

Difficult economic and market conditions have adversely affected our industry.

We are operating in a challenging and uncertain economic environment, including generally uncertain global, national and local conditions. The significant economic contraction of 2007 – 2009 adversely affected business activity across a wide range of industries and regions. Businesses and consumers were negatively impacted and capital and credit markets experienced volatility and disruption. Economic conditions affect the ability of borrowers to pay interest on and repay principal of outstanding loans and affect the value of collateral securing loans. The economic contraction and related declines in real estate values caused an elevated level of impaired loans, and an associated increase in loan loss provision and charge-offs, leading to Company net losses in 2009, 2010, and 2011.

The Company’s business is closely tied to the economies of Oregon and Idaho in general and is particularly affected by the economies of Central, Southern, and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. In addition, the Company has a significant concentration in real estate lending which is directly affected by local and regional economic conditions. Approximately 77% of the Bank’s loan portfolio at December 31, 2012 consisted of loans secured by real estate located in Oregon and Idaho. The economies of Oregon and Idaho have generally stabilized and/or are recovering. The housing market has improved with prices increasing in 2012. Vacancy rates for commercial properties stabilized and small business owners are increasingly considering bank borrowings in order to grow. However, slow economic growth and the lingering effect of the 2007 – 2009 downturn continue to make for challenging operating conditions which may continue for some time which may have an adverse impact on the Company.

The Company may be required to increase its reserve for credit losses and to charge off additional loans in the future, which could adversely affect the Company’s results of operations.

The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the reserve for loan losses. Increases in non-performing loans have a significant impact on the Company’s reserve for loan losses. Generally, the Company’s non-performing loans reflect difficulties of individual borrowers resulting from continued financial stress on the borrowers asset values and cash flow abilities due to the weakened economy.

If real estate markets or the economy in general deteriorate or do not sufficiently recover, the Company may experience increased delinquencies and credit losses. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Company to increase its reserve for credit losses in the future, which could have a negative effect on the Company’s financial condition and results of operations.

The Company’s reserve for credit losses is a significant accounting estimate and may not be adequate to cover future loan losses, which could adversely affect its earnings.

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

Liquidity is essential to the Company’s business. The Company’s primary funding source is customer deposits. In addition the Bank has historically had access to advances from the FHLB, the FRB discount window and other wholesale sources such as Internet-sourced deposits to fund operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. The Company has established a significant liquidity reserve as of December 31, 2012; however, the Company’s ability to borrow or attract and retain deposits in the future could be adversely affected by the Company’s financial condition or regulatory restrictions, or impaired by factors that are not specific to the Company, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. The Bank’s primary counterparty for borrowing purposes is the FHLB, and liquid assets are mainly held at correspondent banks or the FRB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of securities or loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Company’s access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of federal funds. Liquidity also may be affected by the Bank’s routine commitments to extend credit.

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

The soundness of other financial institutions could adversely affect us.

The Bank is a public depository and, accordingly, accepts deposit funds that belong to, or are held for the benefit of, the State of Oregon, political subdivisions thereof, municipal corporations and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a depository of public funds in excess of collateral pledged, an assessment applicable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The maximum liability is dependent upon potential changes in regulations, the occurrence of Oregon bank failures and the level of public fund deposits held by the failing bank, and cannot be presently determined.

In 2012, the amount of collateral the Bank was required to pledge against Oregon public deposits was 50% of the uninsured portion of these Oregon public deposits, but the percentage of collateral required to be pledged could be increased in the future.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There can be no assurance that any such losses would not materially and adversely affect our results of operations.

Real estate values could decline leading to additional and greater-than-anticipated loan charge-offs and valuation write downs on OREO and OREO-related management and disposition expenses.

Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as OREO property. In its normal lending process the Bank may take a security interest in real estate as collateral for loans. In the event of obligor default, the Bank may have the right to foreclose on such collateral and take title to it. At December 31, 2012, the Bank had OREO with a carrying value of approximately $6.6 million. Generally, higher levels of OREO lead to greater expenses as the Bank incurs costs to manage and dispose of the properties, including personnel costs, insurance, taxes, completion costs, repair costs, and other costs associated with property ownership. There are also funding costs associated with OREO assets. The Bank evaluates OREO property values periodically and establishes valuation reserves, as appropriate, to adjust the carrying value of the properties to the lesser of book or appraised value, net of selling costs and any additional liquidation reserves to expedite the sale of such properties. Decreases in market prices may lead to additional OREO valuation reserves, with a corresponding expense in the Company’s consolidated statement of operations. Further valuation reserves of OREO or an inability to sell OREO properties could have a material adverse effect on the Company’s results of operations and financial condition.

The banking industry and the Company operate under certain regulatory requirements which undergo frequent and often significant changes that are expected to further impair revenues, operating income and financial condition.

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

The United States Congress, the Treasury Department and the FDIC have taken several steps to support the financial services industry, including certain well-publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the President signed on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Few provisions of the Dodd-Frank Act are effective immediately, with various provisions becoming effective in stages. Many of the provisions require issuance of regulations by the banking regulators and not all of these have been finalized. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, for example, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels not less than the levels required for insured depository institutions. The Company cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase costs, limit product offerings and operating flexibility, require significant adjustments in internal business processes, and possibly require the Company to maintain regulatory capital at levels above historical practices.

The Company is required to maintain capital to meet regulatory requirements, and if the Company fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, the financial condition, liquidity, and results of operations, as well as the Company’s ability to maintain regulatory compliance, would be adversely affected.

Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor preferences regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

On June 12, 2012, the three federal banking regulators (including the Federal Reserve and the FDIC) jointly announced the Proposed Rules, which would apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. As described in further detail above in Item 1, the three federal banking regulators issued the Proposed Rules that would create new increased capital requirements for United States depositary institutions and their holding companies. The Proposed Rules include new risk-based and leverage capital ratio requirements, which are intended to be phased in beginning in 2013 and be fully implemented by January 1, 2015. The Proposed Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions are intended to be phased in beginning in 2013 and be fully implemented by January 1, 2015.

Although we currently cannot predict the specific impact and long-term effects that the Proposed Rules will have on us and the banking industry more generally, if these rules are adopted we would be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

The downgrade of U.S. government securities by the credit rating agencies could have a material adverse effect on our operations, earnings, and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in actual and threatened downgrades of United States government securities by the various major credit ratings agencies, including Standard and Poor’s and Fitch Ratings. While the federal banking agencies including the Federal Reserve and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for United States Treasury securities and other securities issued or guaranteed by the United States government, government agencies, and government-sponsored entities will not be affected by the downgrade, the downgrade of United States government securities by Standard and Poor’s and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies (which has been forewarned by Fitch Ratings), could create uncertainty in the United States and global financial markets and cause other events which, directly or indirectly, could adversely affect our operations, earnings, and financial condition.

The Bank’s deposit insurance premium could be higher in the future, which could have a material adverse effect on its future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level; if an FDIC — insured financial institution fails, payments of deposits up to insured limits are made from the Deposit Insurance Fund. An increase in the risk category of the Bank, adjustments to assessment rates, and/or a special assessment could have a material adverse effect on the Company’s earnings.

Changes in the Federal Reserve’s monetary or fiscal policies could adversely affect our results of operations and financial condition.

Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

The Company’s earnings are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates may impact the level of loans, deposits and investments, and the credit quality of existing loans. These rates may be affected by many factors beyond the Company’s control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact the Company’s ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect the Company’s financial condition or results of operations.

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

The Company’s future successes and profitability are substantially dependent upon the management and banking abilities of its senior executives. A new Chief Executive Officer, Chief Credit Officer and Chief Banking Officer were hired in 2012.

The Company strives to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense which will limit the Company’s ability to hire new professionals. Banking-related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.

The value of certain securities in the Company’s investment portfolio may be negatively affected by changes or disruptions in the market for these securities.

The Company’s investment portfolio securities include obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (Ginnie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and FHLB, or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within our investment portfolio to fall in value or become less liquid. The FRB’s actions to increase the money supply (sometimes referred to as quantitative easing) may be curtailed or ended which may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s results of operations, equity, and capital ratios.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or remediate hazardous or toxic substances at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the contaminated site. If the Company becomes subject to significant environmental liabilities, its business, financial condition, and results of operations could be adversely affected.

The Company’s profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe it money.

The Company is exposed to the risk that third parties that owe it money will not perform their obligations. These parties may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. The Company’s rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations the Company holds could result in losses and/or adversely affect the Company’s ability to use those securities or obligations for liquidity purposes. The Company relies on representations of potential borrowers and/or guarantors as to the accuracy and completeness of certain financial information. The Company’s financial condition and results of operations could be negatively impacted if the financial statements or other information that the Company relies upon is materially misleading.

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the transaction account guarantee program expired. Under this program, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010 through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which would increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This could reduce our liquidity, or require us to pay higher interest rates to retain deposits and maintain our liquidity and could adversely affect our earnings.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) and the elimination of the FDIC’s TAG program may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

Realization of deferred tax assets is dependent upon the Company generating future taxable income, and is subject to limitations arising from the 2011 Capital Raise that could result in permanent impairment of a material portion of the Company’s deferred tax assets and/or limit deductibility of certain losses.

Due to cumulative losses incurred by the Company in years prior to 2012 and other relevant considerations, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011. Realization of deferred tax assets is generally dependent upon the Company’s ability to generate future taxable income. In addition, application of complex tax regulations arising from the Capital Raise may otherwise limit tax deductions. As broadly defined in Section 382 of the Internal Revenue Code, the issuance of common stock in connection with the Company’s Capital Raise in 2011 resulted in an

“ownership change” of the Company. As a result of the ownership change, utilization of the Company’s net operating loss carry-forwards, tax credit carry-forwards and certain built-in losses under federal income tax laws will be subject to annual limitations and may be disallowed. The annual limitation imposed under Section 382 may limit the deduction for both the carry-forward tax attributes and the built-in losses realized within one to five years of the date of the ownership change. Given the complexity of application of Section 382 and the carry-forward limitations, a material portion of these potential attributes may be disallowed.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines, sanctions or other adverse consequences.

Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the United States Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators, and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the federal government has imposed and is expected to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, however it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s headquarters are located in downtown Bend, Oregon and the building and land are owned by the Bank. The Company also owns or leases other facilities within its primary market areas in the regions of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. The Company considers its properties to be suitable and adequate for its present needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Cascade Bancorp common stock trades on the NASDAQ Capital Market under the symbol “CACB.” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock on the NASDAQ Capital Market and the cash dividends declared on the common stock. The sales price and cash dividends shown below are retroactively adjusted for stock dividends, stock splits, and reverse stock splits and are based on actual trade statistical information provided by the NASDAQ Capital Market for the periods indicated.

Quarter Ended	High	Low	Dividend per share
2012
December 31	$6.26	$4.68	N/A
September 30	$5.81	$4.52	N/A
June 30	$6.04	$4.45	N/A
March 31	$6.24	$4.32	N/A
2011
December 31	$6.01	$3.80	N/A
September 30	$10.80	$5.83	N/A
June 30	$12.36	$6.75	N/A
March 31	$9.99	$6.24	N/A

Holders

As of December 31, 2012 Cascade Bancorp had 47,326,306 shares of common stock outstanding, held of record by approximately 315 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 20, 2013 was $7.00 per share.

Dividends

The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. The Bank cannot pay dividends on its common stock without the permission of its regulators. Bancorp must obtain permission prior to payment of dividends on its common stock and prior to receiving dividends from the Bank. Bancorp has no plans to pay dividends at this time. See “Regulations Concerning Cash Dividends” in Item 1 of this report for additional discussion of limitations on the Bank’s and Bancorp’s respective abilities to pay cash dividends.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, the Company is not required to provide the information called for by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 included in Item 8 of this Annual Report on Form 10-K.

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

These forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Cease and Desist Order Terminated in March 2013

On March 7, 2013, the FDIC and DFCS terminated the Order issued to the Bank in August 2009. In connection with this termination, the Bank has entered into a memorandum of understanding with the FDIC and the DFCS. The memorandum of understanding requires, among other things, that the Bank maintain a Tier 1 leverage capital ratio of 10.0% and continue to reduce the level of adversely classified assets. The memorandum of understanding continues to prohibit the Bank from paying dividends without the prior written consent from the FDIC and DFCS.

2011 Capital Raise

In January 2011, the Company completed a $177.0 million capital raise described in Item 1 of this report. Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company’s junior subordinated debentures (the “Debentures”) and $3.9 million of related accrued interest payable, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise. See Note 2 in Item 8 of this report for additional information regarding the Capital Raise.

2011 Bulk Sale of Distressed Assets

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2.0 million of OREO in the Bulk Sale, also described in Item 1 of this report. In connection with the Bulk Sale, the Bank received approximately $58.0 million in cash from the buyer, incurred approximately $3.0 million in related closing costs, and recorded loan charge-offs totaling approximately $54.0 million. See Note 2 in Item 8 of this report for additional information regarding these transactions.

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

Reserve for Credit Losses

The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of our reserve for loan losses and our reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. However, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.

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

Deferred Income Taxes

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

Income tax positions that meet a more-likely-than-not recognition threshold are measured as the largest amount of income tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the consolidated statements of operations.

Due to cumulative losses incurred by the Company in prior years and related considerations, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011. Realization of deferred tax assets is generally dependent upon the Company generating future taxable income, and is subject to limitations arising from the 2011 Capital Raise that could result in permanent impairment of a material portion of the Company’s deferred tax assets and/or limit deductibility of certain losses.

As broadly defined in Section 382 of the Internal Revenue Code, the issuance of common stock in connection with the Company’s Capital Raise in 2011 resulted in an “ownership change” of the Company. As a result of the ownership change, utilization of the Company’s net operating loss carry-forwards, tax credit carry-forwards and certain built-in losses under federal income tax laws will be subject to annual limitations and may be disallowed. The annual limitation imposed under Section 382 may limit the deduction for both the carry-forward tax attributes and the built-in losses realized within one to five years of the date of the ownership change. Given the complexity of application of Section 382 and the carry-forward limitations, a material portion of these potential attributes may be disallowed.

Other Real Estate Owned and Foreclosed Assets

Other real estate owned and other foreclosed assets acquired through loan foreclosure are initially recorded at estimated fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the reserve for loan losses. Due to the subjective nature of establishing the asset’s fair value when it is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expenses.

Economic Conditions

The Company's business is closely tied to the economies of Oregon and the greater Boise/Treasure Valley, Idaho area. The Company’s financial performance is directly and consequentially affected by the ability of borrowers to pay interest on, and repay principal of, outstanding loans. The slow recovery and uncertain economic outlook constrains business and consumer incomes, cash reserves, and the value of collateral securing loans. Business activity has stabilized generally, along with real estate values, with modestly increasing prices evident in housing. Similarly, unemployment rates have stabilized yet with only modest improvement despite the recovering economy. Businesses are facing challenges due to elevated unemployment and economic uncertainty. The uncertain state of the economy and slow recovery could cause further deterioration of the economies of our primary markets, resulting in an adverse effect on the Company's financial condition and results of operations

Consolidated Results of Operations — Years ended December 31, 2012, 2011, and 2010

Net Income/Loss

Our consolidated results of operations are dependent to a large degree on our net interest income. We also generate other income primarily through service charges and fees, card issuer and merchant service fees, earnings on bank-owned-life insurance (“BOLI”) and mortgage banking income. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, communications, equipment, insurance expenses, professional and outside services, and expenses related to OREO. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.

In 2012 the Company recorded net income of $6.0 million, compared to a net loss of ($47.3) million in 2011 and a net loss of ($13.7) million in 2010. During these periods, net income (loss) per share was $0.13, ($1.08) and ($4.87), respectively. The return to profitability in 2012 is attributable to significantly reduced credit costs, including a lower loan loss provision and reduced cost incurred in connection with the disposition of OREO. The Company recorded a $1.1 million loan loss provision in 2012, significantly below the $75.0 million loan loss provision made in 2011 and the $24.0 million loan loss provision made in 2010. 2012 OREO-related expenses declined to $1.7 million, compared to $17.9 million in 2011 and $14.6 million in 2010. 2012 also benefited from revitalized residential mortgage originations which contributed $4.3 million to 2012 net income, compared to $0.5 million in 2011 and $0.6 million in 2010.

Net Interest Income

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

Net interest income was $49.9 million in 2012, a $5.5 million or 10.0% decrease from 2011. Net interest income decreased $5.8 million or 9.5% in 2011 over 2010. Yields earned on assets decreased to 4.52% for 2012 as compared to 4.66% in 2011 and 4.87% in 2010 due to declining market interest rates and because lower yielding securities increased while loan balances decreased. Meanwhile, the average rates paid on interest bearing liabilities for 2012 decreased to 0.67% compared to 1.24% in 2011 and 1.55% in 2010.

2012 total interest income decreased $12.2 million or 18.2% due mainly to significantly lower average earning loans. 2011 total interest income decreased approximately $17.9 million or 21.0% also due to lower average earning loans as well as interest reversals on loans being placed on non-accrual, and interest foregone on non-performing loans. Total interest expense declined by $6.7 million or 57.3% in 2012 as compared to 2011 mainly due to reduced volumes of time deposits and borrowings which carry higher rates than core deposits. Similarly 2011 interest expense declined $12.0 million or 50.7% as compared to 2010 as higher cost liabilities were reduced including borrowings from FHLB and extinguishment of the Debentures.

The overall decline in net interest income from 2010 through 2012 was largely a result of declining average loan balances over the same periods. The Company is working to increase loan balances through continued marketing efforts in our banking area.

Net Interest Margin (NIM)

The Company’s net interest margin (“NIM”) increased to 4.11% for 2012 compared to 3.85% for 2011 and 3.51% for 2010. The increase was primarily due to lower cost of funds resulting from a reduction in higher cost liabilities.

The following table presents further analysis of the components of Cascade’s NIM and sets forth for 2012, 2011, and 2010 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Interest on securities	$257,987	$5,839	2.26%	$134,370	$4,961	3.69%	$132,093	$5,613	4.25%
Interest bearing balances due from banks & FRB	83,735	208	0.25%	211,952	533	0.25%	223,393	561	0.25%
Federal funds sold	23	—	0.00%	2,261	2	0.09%	3,025	5	0.17%
Federal Home Loan Bank stock	10,441	—	0.00%	10,472	—	0.00%	10,472	—	0.00%
Loans(1)(2)(3)	862,057	48,832	5.66%	1,080,120	61,604	5.70%	1,377,674	78,801	5.72%
Total earning assets/interest income	1,214,243	54,879	4.52%	1,439,175	67,100	4.66%	1,746,657	84,980	4.87%
Reserve for loan losses	(39,691)			(38,768)			(56,677)
Cash and due from banks	30,142			32,280			79,662
Premises and equipment, net	33,906			34,610			36,362
Accrued interest and other assets	59,751			85,638			108,920
Total assets	$1,298,351			$1,552,935			$1,914,924
Liabilities and Stockholders' Equity
Interest bearing demand deposits	$501,141	1,051	0.21%	$482,526	2,100	0.44%	$664,254	4,811	0.72%
Savings deposits	36,910	23	0.06%	33,445	55	0.16%	30,680	78	0.25%
Time deposits	144,485	2,017	1.40%	268,592	5,559	2.07%	535,906	11,791	2.20%
Other borrowings	60,000	1,908	3.18%	156,963	3,990	2.54%	303,433	7,060	2.33%
Total interest bearing liabilities/interest expense	742,536	4,999	0.67%	941,526	11,704	1.24%	1,534,273	23,740	1.55%
Demand deposits	394,382			399,251			342,760
Other liabilities	24,260			27,919			15,390
Total liabilities	1,161,178			1,368,696			1,892,423
Stockholders' equity	137,173			184,239			22,501
Total liabilities and stockholders' equity	$1,298,351			$1,552,935			$1,914,924
Net interest income		$49,880			$55,396			$61,240
Net interest spread			3.85%			3.42%			3.32%
Net interest income to earning assets			4.11%			3.85%			3.51%

(1)	Average non-accrual loans included in the computation of average loans w as $11.1 million for 2012, $48.4 million for 2011 and $105.7 million in 2010.
(2)	Loan related fees recognized during the period and included in the yield calculation totaled approximately $0.5 million in 2012, $2.0 million in 2011, and $2.1 million in 2010.
(3)	Includes mortgage loans held for sale.

Changes in Interest Income and Expense

The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories:

	Year ended December 31,			Year ended December 31,
	2012 over 2011			2011 over 2010
	Total Increase (Decrease)	Amount of Change Attributed to		Total Increase (Decrease)	Amount of Change Attributed to
		Volume	Rate		Volume	Rate
Interest income:
Interest and fees on loans	$(12,772)	$(12,438)	$(334)	$(17,197)	$(17,020)	$(177)
Interest on investment securities	878	4,564	(3,686)	(652)	99	(751)
Interest on interest bearing deposits	(325)	(322)	(3)	(28)	(29)	1
Interest on federal funds sold	(2)	(2)	—	(3)	(1)	(2)
Total interest income	(12,221)	(8,198)	(4,023)	(17,880)	(16,951)	(929)
Interest expense:
Interest on deposits:
Interest bearing demand	(1,049)	81	(1,130)	(2,711)	(1,316)	(1,395)
Savings	(32)	6	(38)	(23)	7	(30)
Time deposits	(3,542)	(2,569)	(973)	(6,232)	(5,881)	(351)
Other borrowings	(2,082)	(2,465)	383	(3,070)	(3,408)	338
Total interest expense	(6,705)	(4,947)	(1,758)	(12,036)	(10,598)	(1,438)
Net interest income	$(5,516)	$(3,251)	$(2,265)	$(5,844)	$(6,353)	$509

Loan Loss Provision

The loan loss provision was $1.1 million in 2012, $75.0 million in 2011 and $24.0 million in 2010. The decrease in 2012 was a result of lower charge-offs in the current year, and reflects a generally improving credit risk profile. The 2011 increase in our provision level over 2010 was mainly due to charge-offs incurred in the Bulk Sale, as well as risk rating changes within the loan portfolio and higher than expected loss on impaired loans. At December 31, 2012, the reserve for loan losses was approximately $27.3 million while the reserve for unfunded commitments was $0.4 million, as compared to a reserve for loan losses of $43.9 million and a reserve for unfunded commitments of $1.6 million at December 31, 2011.

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

Non-interest Income

Non-interest income increased $2.1 million or 19.4% in 2012 compared to 2011 due primarily to a $3.8 million increase in gain on sale of residential mortgage originations. Mortgage volumes were significantly higher in 2012 due to improving market conditions and lower interest rates. Somewhat offsetting improved mortgage revenue were lower service charges which continued to decline in 2012 due to lower transaction volumes and effects of regulatory changes. 2011 total non-interest income decreased $2.4 million or 18.0% compared to 2010 due to lower service charges as a result of declining transaction volumes and effects of regulatory changes. Specifically, the Dodd-Frank Act placed limitations on charges for overdraft protection and other fees, contributing to a $1.7 million year-over-year decline. Partially offsetting the 2011 declines were increased income from BOLI of $1.1 million.

Non-interest Expenses

Non-interest expense was lower in virtually all categories in 2012, and in total decreased $27.4 million or 32.9% compared to 2011. Much of the reduction was a result of lower credit-related costs that reflect the improving economy. Specifically OREO expenses declined $16.2 million or 90.4% compared to 2011 due to significantly lower valuation allowance additions and lower operating costs. This improvement was achieved in part because of stabilizing real estate prices as well as the 2011 provision of a $5.0 million OREO valuation allowance to expedite disposition of the portfolio. This strategy resulted in a reduction of OREO from $21.3 million at year end 2011 to $6.6 million at December 31, 2012. OREO expenses also benefited from lower operating costs on a declining portfolio. Noninterest expenses were also lower due to several other favorable changes in 2012 as compared to 2011. The reserve for unfunded commitments was reduced by $1.1 million in 2012 as result of changing estimates of applicable loss factors and usage levels for unused loan commitments. Prepayment penalties on borrowings declined from $1.3 million in 2011 to zero in 2012. In addition, 2011 other expenses were higher than in 2012 due in large part to our $3.4 million write-off of our core deposit intangible (“CDI”) in 2011, a litigation settlement in 2011, and costs attendant to our CEO transition that were incurred in 2011.

2011 non-interest expense increased $9.5 million or 12.8% compared to 2010. The elevated 2011 expense included a $3.3 million increase related to OREO valuation, disposition, and operating costs, a one-time $3.4 million charge to fully impair our CDI asset, and $1.3 million in costs for prepayment of certain borrowings. Also salaries and employee benefits increased $2.4 million primarily related to executive management transition costs. Professional services increased $2.0 million from 2010, mainly due to professional fees and other expense related to our CEO transition, while costs related to settlement of litigation recorded in other expenses helped increase other expenses by $1.6 million from the 2010 level. Partially offsetting these increases was a $4.8 million reduction in FDIC insurance expense costs compared to 2010 resulting from the Company’s improved capital ratios and consequent lower insurance assessment rate. Also the FDIC insurance assessment base was changed from average quarterly deposits to average quarterly assets effective April 1, 2011, which generally benefited community banks including the Company.

The following table details categories of non-interest expense for the years ended December 31, 2012, 2011, and 2010, and the changes therein:

	2012	2011	2012 to 2011 change	2010	2011 to 2010 change
Salaries and employee benefits	$31,559	$31,434	$125	$29,046	$2,388
Occupancy	4,598	4,710	(112)	4,649	61
Communications	1,541	1,653	(112)	1,727	(74)
Equipment	1,547	1,583	(36)	1,778	(195)
FDIC insurance	2,519	3,271	(752)	8,084	(4,813)
OREO	1,725	17,936	(16,211)	14,616	3,320
Professional services	3,999	4,356	(357)	2,308	2,048
Increase (decrease) in reserve for unfunded loan commitments	(1,110)	609	(1,719)	237	372
CDI impairment	—	3,436	(3,436)	—	3,436
Prepayment penalties on FHLB and other borrowings	—	1,291	(1,291)	—	1,291
Other expenses	9,463	12,920	(3,457)	11,304	1,616
	$55,841	$83,199	$(27,358)	$73,749	$9,450

2011 Extraordinary Gain on Extinguishment of Junior Subordinated Debentures

In conjunction with the Capital Raise in 2011, the Company used approximately $15.0 million of the proceeds to retire $68.6 million of the Company’s junior subordinated debentures and related accrued interest of $3.9 million, resulting in an approximate $54.9 million pre-tax extraordinary gain ($32.8 million after tax) recorded in the first quarter of 2011.

Income Taxes

Due to cumulative losses incurred by the Company in years prior to 2012 and other relevant factors, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011. Realization of deferred tax assets is dependent upon the Company generating future taxable income, and is subject to limitations arising from the 2011 Capital Raise that could result in permanent impairment of a material portion of the Company’s deferred tax assets and/or limit deductibility of certain losses. As of December 31, 2012, the Company maintained a 100% valuation allowance against its deferred tax asset. This amount represented a $10.8 million decrease from year-end 2011 due to changes in temporary differences between the financial statement and tax recognition of revenue and expenses and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code.

As broadly defined in Section 382 of the Internal Revenue Code, the issuance of common stock in connection with the Company’s Capital Raise in 2011 resulted in an “ownership change” of the Company. As a result of the ownership change, utilization of the Company’s net operating loss carry-forwards, tax credit carry-forwards and certain built-in losses under federal income tax laws will be subject to annual limitations and potential impairment. The annual limitation imposed under Section 382 may limit the deduction for both the carry-forward tax attributes and the built-in losses realized within five years of the date of the ownership change. Management determined the amount of the deferred tax valuation allowance at December 31, 2012 and December 31, 2011 by evaluating the nature and amount of historical and projected future taxable income and the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company recorded an income tax provision of $0.08 million in 2012, an income tax provision of $10.3 million in 2011 and a tax benefit of $9.5 million in 2010. The 2011 provision of $10.3 million also includes a credit for income taxes of approximately $11.8 million related to the Company’s loss from operations excluding the extraordinary gain.

Financial Condition

Balance Sheet Overview

At December 31, 2012, total assets were $1.3 billion, comparable to total assets at December 31, 2011. Total net loans declined $24.1 million to $829.1 million at December 31, 2012 compared to $853.2 million at December 31, 2011. The lower loan balance was a result of borrower payoffs and paydowns. The investment portfolio increased to $259.4 million at December 31, 2012 as compared to $212.0 million a year earlier as the Company deployed excess liquidity into securities. As a result of the redeployment of excess liquidity, total cash and cash equivalents at December 31, 2012 decreased $15.4 million or 12.0% compared to December 31, 2011. OREO balances at December 31, 2012 were $6.6 million compared to $21.3 million at December 31, 2011, a $14.7 million or 69.2% decline from December 31, 2011. The decline in OREO balances from 2011 to 2012 was primarily a result of dispositions of OREO as a result of a Board decision in late 2011 to strategically expedite the liquidation of OREO as part of the effort to reduce classified assets during 2012.

Total deposits decreased $10.6 million or 1.0% at December 31, 2012 as compared to December 31, 2011. Core deposits (deposits, excluding time) increased 2.3% from December 31, 2011 levels, partially offsetting a $31.6 million decline in time deposits. The shift of deposits from time deposits and interest bearing demand deposits into demand deposits and savings deposits is evidence of an improving deposit mix as customers are moving their cash to more liquid funds, including operating accounts, as opposed to placing their balances in less liquid, term accounts.

Total borrowings at December 31, 2012 remained unchanged from the balance at December 31, 2011, while total stockholders equity increased $7.9 million from December 31, 2011 to December 31, 2012. The increase in total stockholders equity is a result of recording net income of $6.0 million in the year ended December 31, 2012 coupled with increases in accumulated other comprehensive income and common stock.

The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits, and capital position.

Investment Securities

The following table shows the carrying value of the Company’s portfolio of investments at December 31, 2012, 2011, and 2010:

(dollars in thousands)	2012	2011	2010
U.S. Agency mortgage backed securities (MBS) *	$221,315	$193,877	$97,301
Non-agency MBS	20,854	4,115	5,038
U.S. Agency asset-backed securities	9,855	11,013	12,199
Commerical paper	5,000	—	—
Obligations of state and political subdivisions	1,023	1,334	1,806
Total debt securities	258,047	210,339	116,344
Tax credit investments	790	1,154	1,231
Mutual fund	520	501	472
Total investment securities	$259,357	$211,994	$118,047

*	U.S. Agency MBS include private label MBS of approximately $14.4 million, $13.6 million and $14.9 million, at December 31, 2012, 2011 and 2010, respectively, which are supported by FHA/VA collateral.

Mortgage-backed securities, or MBS, include collateralized mortgage obligations and adjustable rate mortgages, as well as direct pass through securities. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.

The Company’s investment portfolio increased by $47.4 million or 22.3% from December 31, 2011 to December 31, 2012 as a result of increased purchases of investment securities by the Bank in an effort to deploy the excess liquidity held by the Bank into earning assets. The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2012:

(dollars in thousands) Type and maturity
	Carrying Value	Weighted Average Yield(1)
U.S. Agency and non-agency MBS
Due within 1 year	$671	0.49%
Due after 1 but within 5 years	38	4.61%
Due after 5 but within 10 years	49,052	2.39%
Due after 10 years	192,408	2.38%
Total U.S. Agency MBS	242,169	2.38%
U.S. Agency asset-backed securities
Due after 10 years	9,855	4.16%
Total U.S. Agency asset-backed securities	9,855	4.16%
Commercial paper
Due within 1 year	5,000	0.42%
Total State and Political Subdivisions	5,000	0.42%
Obligations of state and political subdivisions(1)
Due after 1 but within 5 years	1,023	3.83%
Total State and Political Subdivisions	1,023	3.83%
Total debt securities	258,047	2.42%
Mutual fund	520	5.55%
Tax credit investments	790	-32.57%
Total investment securities	$259,357	2.32%

(1)	Yields on tax-exempt securities are not stated on a tax equivalent basis.

The Company’s investment portfolio estimated duration at December 31, 2012 and 2011 is approximately 4.2 years and 3.4 years, respectively while weighted average life is 5.7 years and 8.6 years at December 31, 2012 and 2011, respectively.

Investments are mainly classified as “available-for-sale” and consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as the Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae) and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other-than-temporarily impaired. At December 31, 2012 and 2011, the investment portfolio had gross unrealized losses on available-for-sale securities of approximately $0.4 million. Management does not believe that these unrealized losses are other-than-temporary.

Loan Portfolio and Credit Quality

Loan Portfolio Composition

Net loans represented approximately 63.7% of total assets as of December 31, 2012. The Company makes most of its loans to customers located within the Company’s service areas. As a result of the economic conditions and characteristics of the Company’s primary markets, Cascade’s loan portfolio is concentrated in real estate related loans, and real estate lending is expected to continue as a major concentration within the loan portfolio. The Company has no significant agricultural loans.

The following table presents the composition of the Company’s December 31 loan portfolio, at the dates indicated:

(dollars in thousands)	2012	% of gross loans	2011	% of gross loans	2010	% of gross loans	2009	% of gross loans	2008	% of gross loans
Commercial real estate:
Owner occupied	$196,821	22.9%	$250,213	27.8%	$315,723	25.7%	$347,274	22.4%	$342,395	17.5%
Non-owner occupied and other	328,480	38.3%	313,311	34.8%	396,309	32.3%	383,630	24.7%	389,372	19.9%
Total commercial real estate loans	525,301	61.2%	563,524	62.6%	712,032	58.0%	730,904	47.1%	731,767	37.4%
Construction	45,650	5.3%	60,971	6.8%	158,463	12.9%	320,025	20.6%	575,054	29.3%
Residential real estate	85,494	10.0%	83,089	9.2%	102,486	8.4%	116,804	7.5%	124,224	6.3%
Commerical and industrial	162,213	18.9%	150,637	16.8%	205,692	16.8%	326,678	21.1%	468,418	23.9%
Consumer	39,506	4.6%	40,922	4.6%	47,687	3.9%	56,546	3.7%	61,420	3.1%
Total loans	858,164	100.0%	899,143	100.0%	1,226,360	100.0%	1,550,957	100.0%	1,960,883	100.0%
Less:
Deferred loan fees	(1,846)		(2,085)		(2,647)		(3,281)		(4,699)
Reserve for loan losses	(27,261)		(43,905)		(46,668)		(58,586)		(47,166)
Loans, net	$829,057		$853,153		$1,177,045		$1,489,090		$1,909,018

The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total Company-wide loans at December 31, 2012:

	Central Oregon		Northwest Oregon		Southern Oregon		Idaho		Total
(dollars in thousands)	Amount	% of gross loans	Amount	% of gross loans	Amount	% of gross loans	Amount	% of gross loans	Amount	% of gross loans
Commercial real estate:
Owner occupied	$99,525	25.0%	$27,096	16.5%	$17,185	17.7%	$53,015	26.6%	$196,821	22.9%
Non-owner occupied and other	125,033	31.4%	97,181	59.3%	51,575	53.2%	54,691	27.4%	328,480	38.3%
Total commercial real estate loans	224,558	56.4%	124,277	75.8%	68,760	70.9%	107,706	54.0%	525,301	61.2%
Construction	16,489	4.1%	10,214	6.2%	6,213	6.4%	12,734	6.4%	45,650	5.3%
Residential real estate	44,564	11.2%	5,275	3.2%	6,622	6.8%	29,033	14.5%	85,494	10.0%
Commerical and industrial	93,551	23.5%	19,426	11.9%	12,055	12.4%	37,181	18.6%	162,213	18.9%
Consumer	18,490	4.8%	4,709	2.9%	3,297	3.5%	13,010	6.5%	39,506	4.6%
Total loans	397,652	100.0%	163,901	100.0%	96,947	100.0%	199,664	100.0%	858,164	100.0%

At December 31, 2012, the contractual maturities of all loans by category were as follows:

(dollars in thousands)	Due within one year	Due after one year, but within five years	Due after five years	Total
Commercial real estate:
Owner occupied	$10,087	$54,165	$132,569	$196,821
Non-owner occupied and other	34,832	87,588	206,060	328,480
Total commercial real estate loans	44,919	141,753	338,629	525,301
Construction	19,510	12,607	13,533	45,650
Residential real estate	6,832	33,383	45,279	85,494
Commerical and industrial	39,528	75,658	47,027	162,213
Consumer	2,191	18,420	18,895	39,506
Total loans	$112,980	$281,821	$463,363	$858,164

At December 31, 2012, variable and adjustable rate loans contractually due after one year totaled $517.3 million and loans with predetermined or fixed rates due after one year totaled $227.9 million.

Commercial Real Estate Loan Concentration Risk

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

The following provides information on the Company’s commercial real estate loan portfolio. All such lending activities are subject to the varied risks of real estate lending. The Company’s loan origination process requires specialized underwriting, collateral and approval procedures, which mitigates, but does not eliminate, the risk that loans may not be repaid.

The $525.3 million commercial real estate or “CRE” portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower's business, rents or the obligor’s personal income. CRE loans represent approximately 61% of total loans outstanding as of December 31, 2012. Approximately 37% of CRE loans are made to owner-occupied users of the commercial property, while 63% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. However no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

	2012	% of total CRE	% of gross loans	2011
Commercial Real Estate:
Owner occupied	$196,821	37%	23%	$250,213
Non-owner occupied	328,480	63%	38%	313,311
	$525,301	100%	61%	$563,524

Lending and Credit Management

The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The underwriting of loans relies principally on an analysis of an obligor’s historical and prospective cash flow augmented by collateral valuation analysis, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures augmented from time to time with third party credit reviews. Internal and external auditors and bank regulatory examiners periodically sample and test certain credit files as well. Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. Certain specific types of risks are associated with different types of loans.

Reserve for Loan Losses

The reserve for loan losses represents management's recognition of the assumed and present risks of extending credit and the possible inability or failure of the obligors to make repayment. The reserve is maintained at a level considered adequate to provide for losses on loans and unfunded commitments based on management's current assessment of a variety of current factors affecting the loan portfolio. Such factors include loss experience, review of problem loans, current economic conditions, and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The level of reserve for credit losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by regulatory authorities who may require increases to the reserve based on their evaluation of the information available to them at the time of their examination of the Bank. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary they are reported in earnings in the periods in which they become known. The reserve is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries. See “Loan Loss Provision” under “Consolidated Results of Operations — Years ended December 31, 2012, 2011, and 2010” above in this Item 7.

During the year ended December 31, 2011, the Company revised and continued to enhance its methodology for estimating the adequacy of the reserve for loan losses. The significant revisions and enhancements to the methodology included (1) the application of historical loss factors by risk rating for each loan segment, as compared to the prior method which utilized blended historical loss factors, (2) a change to historical look-back periods, and (3) refinement of the qualitative factors and application thereof used to adjust the estimated historical loss factors. The reserve for loan losses at December 31, 2011 was significantly affected by the revisions and enhancements to the Company’s methodology, as well as by the inclusion of charge-offs incurred in the 2011 Bulk Sale of certain loans as it relates to its historical loss factors. A description of the significant revision and enhancements to the methodology for estimating the reserve for loan losses is as follows:

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

Refinement of qualitative factors:

The Company refined the qualitative factors used to adjust the historical loss factors by more explicitly detailing the specific qualitative factors to be considered and the determination of the resulting quantitative amounts. In addition, certain qualitative factors are included in the estimate of total reserve for loan losses to achieve directional consistence and reflect uncertainties such as lack of seasoning in the revised and enhanced model.

At December 31, 2012, management believes that the Company’s reserve is at an appropriate level under current circumstances and prevailing economic conditions. However, the total amount of actual loan losses may vary significantly from the estimated amount. No assurance can be given that in any particular period, the reserve for credit losses will be sufficient, or that loan losses will not be sustained that are sizable in relation to the amount reserved, or that changing economic factors or other environmental conditions will not require increases in the loan loss provision.

The Company classifies reserves for unfunded commitments as a liability on its consolidated balance sheet. Such reserves are included as part of the overall reserve for credit losses. Reserves for unfunded commitments totaled approximately $0.4 million and $1.6 million at December 31, 2012 and 2011, respectively.

Allocation of Reserve for Credit Losses

Allocation of reserves is a function of historical loss factors as applied to rating of loans within each segment of the portfolio. The higher reserve for loan losses in recent years is attributable to the effect the adverse economy has had on the ability of obligors to repay loans as measured by internal risk rating of various loans. The unallocated portion of the reserve reflects the level of uncertainty as to the future direction and severity of the economic environment. Prior to December 31, 2011, the level of unallocated reserves included amounts now captured in the current methodology through certain loss factors and qualitative considerations. Allocation exposure percentages for 2012 moderated in most categories with improvement in overall risk profile as reflected in improved historical loss rates. 2012 construction/lot exposure percentage improved in part due to the reduction of adversely risk rated loans as compared to prior periods. Typical factors leading to changes in reserve allocation include changes in debt service coverage ratios, guarantor and/or collateral valuation as well as economic conditions that may have a specific or generalized impact on the relative risks inherent in various loan portfolios. This allocation process may not accurately predict credit losses by loan type or in the aggregate, however the total reserve for loan losses is available to absorb losses that may arise from any loan type or category.

The following table allocates the reserve for credit losses among major loan types.

	2012			2011
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$11,596	2.2%	61.2%	$21,648	3.8%	62.6%
Construction	1,583	3.5%	5.3%	5,398	8.9%	6.8%
Residential real estate	3,551	4.2%	10.0%	3,259	3.9%	9.2%
Commercial and industrial	7,267	4.5%	18.9%	11,291	7.5%	16.8%
Consumer	2,177	5.5%	4.6%	2,292	5.6%	4.6%
Committed/unfunded	440	—	—	1,550	—	—
Unallocated	1,087	—	—	17	—	—
Total reserve for credit losses	$27,701	3.2%	100.0%	$45,455	5.1%	100.0%

	2010			2009
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$14,338	2.0%	58.0%	$10,799	1.5%	47.1%
Construction	12,652	8.0%	12.9%	14,486	4.5%	20.6%
Residential real estate	4,116	4.0%	8.4%	3,092	2.6%	7.5%
Commerical and industrial	12,220	5.9%	16.8%	18,196	5.6%	21.1%
Consumer	2,966	6.2%	3.9%	2,807	5.0%	3.7%
Committed/unfunded	941	—	—	423	—	—
Unallocated	376	—	—	9,487	—	—
Total reserve for credit losses	$47,609	3.9%	100.0%	$59,290	3.8%	100.0%

	2008
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commerical real estate	$7,064	1.0%	37.4%
Construction	18,722	3.3%	29.3%
Residential real estate	1,696	1.4%	6.3%
Commerical and industrial	11,614	2.5%	23.9%
Consumer	1,893	3.1%	3.1%
Committed/unfunded	735	—	—
Unallocated	6,481	—	—
Total reserve for credit losses	$48,205	2.5%	100.0%

The following table summarizes the Company’s reserve for credit losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Loans outstanding at end of period, net of deferred loan fees	$856,318	$897,058	$1,223,713	$1,547,676	$1,956,184
Average loans outstanding during the period	$862,057	$1,080,120	$1,377,674	$1,798,723	$2,054,199
Reserve for loan losses, balance beginning of period	$43,905	$46,668	$58,586	$47,166	$33,875
Recoveries:
Commercial real estate:	198	119	166	—	103
Construction	584	1,551	4,193	—	25
Residential real estate	262	164	181	—	78
Commerical and industrial	3,094	1,453	4,221	3,449	1,301
Consumer	311	305	351	296	473
	4,449	3,592	9,112	3,745	1,980
Loans charged off:
Commercial real estate:	(13,079)	(22,717)	(3,220)	(16)	(2,290)
Construction	(264)	(30,824)	(20,639)	(10,402)	(69,534)
Residential real estate	(2,620)	(5,217)	(4,858)	—	(846)
Commerical and industrial	(5,024)	(20,106)	(12,462)	(114,942)	(12,429)
Consumer	(1,206)	(2,491)	(3,851)	(965)	(3,183)
	(22,193)	(81,355)	(45,030)	(126,325)	(88,282)
Net loans charged-off	(17,744)	(77,763)	(35,918)	(122,580)	(86,302)
Provision charged to operations	1,100	75,000	24,000	134,000	99,593
Reserve for loan losses, balance end of period	$27,261	$43,905	$46,668	$58,586	$47,166
Ratio of net loans charged-off to average loans outstanding	2.06%	7.20%	2.61%	6.81%	4.20%
Ratio of reserve for loan losses to loans at end of period	3.18%	4.89%	3.81%	3.79%	2.41%

The following table presents information with respect to non-performing assets (“NPAs”) for the years presented. As of December 31, 2012, commercial real estate represented about 53.2% of NPAs; construction 27.0%; residential real estate 7.0%; and commercial and industrial loans 12.8%.

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Loans on nonaccrual status	$17,220	$9,111	$80,997	$132,110	$120,468
Loans past due 90 days or more but not on nonaccrual status	1,533	23	7	—	5
OREO	6,552	21,270	39,536	28,860	52,727
Total non-performing assets	$25,305	$30,404	$120,540	$160,970	$173,200
Selected ratios:
Non performing loans to total gross loans	2.19%	1.02%	6.62%	8.54%	6.16%
NPAs to total gross loans and OREO	2.93%	3.31%	9.54%	10.21%	8.85%
NPAs to total assets	1.94%	2.32%	7.02%	7.41%	7.60%

The following table presents the composition of NPAs for the years presented:

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Commercial real estate:
Owner occupied	$4,836	$1,930	$6,510	$6,982	$9,551
Non-owner occupied and other	8,618	4,619	13,730	17,767	16,248
Total commercial real estate loans	13,454	6,549	20,240	24,749	25,799
Construction	6,833	15,322	72,605	106,752	128,053
Residential real estate	1,774	5,966	10,867	11,580	2,456
Commerical and industrial	3,231	2,544	16,821	17,863	16,877
Consumer	13	23	7	26	15
Total non-performing assets	25,305	30,404	120,540	160,970	173,200

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful. Interest income that was reversed and charged against income was $0.5 million in 2012, $0.8 million in 2011, and $1.3 million in 2010. Interest income that would have been recorded in 2012 had nonaccrual loans at December 31, 2012 been on accrual status throughout the year would have been $0.8 million.

During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain small balance homogeneous loans are collectively measured for impairment. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. At December 31, 2012, the Company’s recorded investment in certain loans that were considered to be impaired was $68.7 million and specific valuation allowances were $3.8 million. Impaired loans were $72.0 million with specific valuation allowances of $11.2 million at year-end 2011.

The following table presents the loans accounted for as troubled debt restructurings (“TDRs”) for the years presented:

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
TDR balance	$44,968	$45,597	$62,822	$27,320	$—
TDRs classifed as non-accrual loans	$1,406	$1,851	$19,539	$11,849	$—
Remaining commitments to lend on TDRs	$962	$33	$95	$328	$—

The TDRs presented for the years presented above are classified as impaired loans and, in the opinion of management, were reserved appropriately.

Management, to the best of its ability works to properly classify loans. As of December 31, 2012, management was unaware of any loans which are not disclosed above as nonaccrual, past due or TDR and with respect to which there was known information about possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or TDR.

Bank-Owned Life Insurance (BOLI)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 of this report. During 2012 and 2011, the Bank did not purchase any new BOLI. The cash surrender value of the Bank’s total life insurance policies was $35.7 million and $34.7 million at December 31, 2012 and 2011, respectively. The Bank recorded income from the BOLI policies of $1.0 million in 2012, $1.2 million in 2011 and $0.1 million in 2010. During 2010, the Company recorded a $0.7 million gain on a BOLI death claim benefit.

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

Liabilities

Deposit Liabilities and Time Deposit Maturities

At December 31, 2012, total deposits were $1.08 billion, down 1.0% from December 31, 2011. Average deposits totaled $1.08 billion for the full year 2012, down 9.0% or $106.9 million on average from the prior year. This decline is mainly related to reduction of time deposits including call and prepayment of internet certificates of deposits towards the end of 2011. Average non-interest-bearing demand deposits in 2012 were $394.3 million, down 1.2% compared to $399.3 million in 2011. The stability of these deposits relates in part to continued customer confidence after the Capital Raise discussed elsewhere in this report. Borrowings at December 31, 2012 remained unchanged from December 31, 2011.

At December 31, 2012 and 2011, the Company did not have any wholesale brokered deposits. Banks that are not “well-capitalized” are restricted from accessing wholesale brokered deposits, and while the Bank meets the requirements necessary for a “well-capitalized” designation, through March 7, 2013 the Order restricted the Bank’s ability to accept additional brokered deposits, including the Bank’s reciprocal Certificate of Deposit Account Registry Service program, for which it previously had a temporary waiver from the FDIC.

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
	2012 Average		2011 Average		2010 Average
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$394,382	N/A	$399,251	N/A	$342,760	N/A
Interest-bearing demand	501,141	0.21%	482,526	0.44%	664,254	0.72%
Savings	36,910	0.06%	33,445	0.16%	30,680	0.25%
Time	144,485	1.40%	268,592	2.09%	535,906	2.33%
Total Deposits	$1,076,918		$1,183,814		$1,573,600

As of December 31, 2012, the Company’s time deposit liabilities had the following times remaining to maturity:

	Time deposits of $100,000 or more(1)		All other Time deposits(2)
(dollars in thousands)	Amount	Percent	Amount	Percent
Due in 3 months or less	$18,581	22.9%	$9,640	20.1%
Due after 3 months through 6 months	16,900	20.8%	9,573	19.9%
Due after 6 months through 12 months	20,759	25.6%	14,474	30.1%
Due after 12 months	25,000	30.7%	14,345	29.9%
Total	$81,240	100.0%	$48,032	100.0%

(1)	Time deposits of $100,000 or more represents 7.5% of total deposits as of December 31, 2012.
(2)	All other time deposits represent 4.5% of total deposits as of December 31, 2012.

2011 Extinguishment of Junior Subordinated Debentures

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

See Notes 2, 11, and 20 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report for additional details.

Other Borrowings

At December 31, 2012, the Bank had a total of $60.0 million in long-term borrowings from FHLB of Seattle with maturities ranging from 2014 to 2017, bearing a weighted-average rate of 3.13% and no borrowings with the FRB. The borrowings remain unchanged from December 31, 2011. In February, May, and September 2011, the Bank repaid an aggregate of approximately $135.0 million in FHLB advances with maturity dates during 2011 and early 2012. As a result of such early prepayments, the Company incurred prepayment penalties of approximately $0.8 million. In addition, at December 31, 2011, the Bank had $30.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank, which is a reduction to the available line of credit with the FHLB, as of December 31, 2012, the Bank had none.

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

Off-Balance Sheet Arrangements

A schedule of significant off-balance sheet commitments at December 31, 2012 is included in the following table (dollars in thousands):

2012
Commitments to extend credit	$224,531
Commitments under credit card lines of credit	22,847
Standby letters of credit	4,221
Total off-balance sheet financial instruments	$251,599

See Note 13 of the “Notes to Consolidated Financial Statements” included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Stockholder’s Equity and Capital Resources

The Company’s total stockholders’ equity at December 31, 2012 was $140.8 million, an increase of $7.9 million from December 31, 2011. The increase primarily resulted from the net income for the year ended December 31, 2012 of $6.0 million and an increase in accumulated other comprehensive income of approximately $1.0 million.

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. As mentioned earlier in this report, as of December 31, 2012, the Bank was operating under the Order and, as of March 7, 2013, the Order was terminated and the Bank has entered into a memorandum of understanding with the FDIC and DFCS. Bancorp is operating under the Written Agreement with its regulators.

At December 31, 2012, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.44%, 14.12% and 15.39%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.42%, 14.09% and 15.36%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00% and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, as mentioned elsewhere in this report, the Bank and Bancorp are required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” Additional information regarding capital resources are located in Note 20 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At December 31, 2012, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At December 31, 2012, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $78.7 million compared to $88.8 million at December 31, 2011.

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

The Bank augments core deposits with wholesale funds from time to time. Until the Order was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. At December 31, 2012 and 2011, the Company did not have any brokered deposits.

With the recapitalization of the Bank in January 2011 and its becoming compliant with FDIC capital standards, restrictions on its acceptance of public fund deposits were subsequently lifted. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds held by the Bank. At December 31, 2012, the Bank was in compliance with this statute.

The Bank also utilizes borrowings and lines of credit as sources of funds. At December 31, 2012, the FHLB had extended the Bank a secured line of credit of $260.3 million (20% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2012, the Bank had qualifying collateral pledged for FHLB borrowings totaling $146.1 million of which the Bank had utilized $60.0 million in secured borrowings. At December 31, 2012, the Bank also had undrawn borrowing capacity at FRB of approximately $27.2 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $40.1 million in unsecured or collateralized short term lines of credit for the purchase of federal funds. At December 31, 2012, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At December 31, 2012, the Bank had approximately $251.6 million in outstanding commitments to extend credit, compared to approximately $176.0 million at year-end 2011. The increase relates to commitments to extend credit as part of the Bank’s efforts to grow loans. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of December 31, 2012, the Company held unpledged investments with a book value that totaled $134.6 million compared to $115.4 million at December 31, 2011.

The Order, which remained in effect until it was terminated on March 7, 2013, required the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of December 31, 2012, the Bank’s primary liquidity ratio was 26.0%.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. The Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012. Accordingly, Bank payment of dividends is constrained by the amount of increases in retained earnings from that date. In addition, pursuant to its memorandum of understanding with its regulators, as was the case under the Order before it was terminated on March 7, 2013, the Bank is required to seek permission from its regulators prior to payment of cash dividends. Per the Written Agreement, Bancorp must receive permission from its regulators prior to taking dividends from the Bank

Additional information regarding limits on the payment of dividends may be found throughout Item 1 of this report, including under the headings “Supervision and Regulation and Regulations Concerning Cash Dividends”, in Item 5 of this report and in Note 20 of the “Notes to the Consolidated Financial Statements” included in Item 8 of this report.

Certain Ratios

Below are key ratios for the Company for the periods provided:

(In thousands, except per share data and ratios)	2012	2011	2010
Key Ratios
Return on average total shareholders' equity	4.34%	-25.65%	-60.69%
Return on average total assets	0.46%	-3.04%	-0.71%
Total shareholders equity to average total assets	10.55%	11.86%	1.18%
Total efficiency ratio(1)	88.68%	125.37%	98.84%

(1)	Calculation is non-interest expense divided by total revenue (net interest income and non-interest income)

Management believes that the above ratios may be useful to analysts and investors in evaluating the performance of our Company. The key ratios described above should be read in conjunction with the financial statements of the Company and related notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since a substantial portion of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes to interest rates can be directly correlated to price level indices; therefore, the Company can best counter inflation over the long term by managing sensitivity to interest rates of its net interest income and controlling levels of non-interest income and expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following reports, audited consolidated financial statements and the notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon

We have audited the accompanying consolidated balance sheet of Cascade Bancorp as of December 31, 2012 and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cascade Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 25, 2013

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated balance sheet of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively,“the Company’), as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp and its subsidiary as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
March 26, 2012

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(Dollars in thousands)

	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$31,354	$33,657
Interest bearing deposits	81,651	94,759
Federal funds sold	23	23
Total cash and cash equivalents	113,028	128,439
Investment securities available-for-sale	257,544	209,506
Investment securities held-to-maturity, estimated fair value of $1,863 ($2,566 in 2011)	1,813	2,488
Federal Home Loan Bank (FHLB) stock	10,285	10,472
Loans held for sale	2,329	506
Loans, net	829,057	853,153
Premises and equipment, net	34,239	34,181
Bank-owned life insurance (BOLI)	35,705	34,683
Other real estate owned (OREO), net	6,552	21,270
Accrued interest and other assets	10,865	8,752
Total assets	$1,301,417	$1,303,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$410,258	$371,662
Interest bearing demand	496,674	520,612
Savings	40,030	33,720
Time	129,272	160,833
Total deposits	1,076,234	1,086,827
FHLB advances	60,000	60,000
Accrued interest and other liabilities	24,408	23,742
Total liabilities	1,160,642	1,170,569
Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 47,326,306 shares issued and outstanding (47,236,725 in 2011)	330,024	329,056
Accumulated deficit	(192,933)	(198,884)
Accumulated other comprehensive income	3,684	2,709
Total stockholders' equity	140,775	132,881
Total liabilities and stockholders' equity	$1,301,417	$1,303,450

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010
Interest and dividend income:
Interest and fees on loans	$48,832	$61,604	$78,801
Interest on investment securities	5,839	4,961	5,613
Interest on interest bearing deposits	208	533	561
Interest on federal funds sold	—	2	5
Total interest and dividend income	54,879	67,100	84,980
Interest expense:
Deposits:
Interest bearing demand	1,051	2,100	4,811
Savings	23	55	78
Time	2,017	5,559	11,791
Junior subordinated debentures, other borrowings, and TLGP senior unsecured debt	1,908	3,990	7,060
Total interest expense	4,999	11,704	23,740
Net interest income	49,880	55,396	61,240
Loan loss provision	1,100	75,000	24,000
Net interest income (loss) after loan loss provision	48,780	(19,604)	37,240
Noninterest income:
Service charges on deposit accounts, net	3,244	4,493	6,219
Card issuer and merchant service fees, net	2,632	2,478	2,562
Earnings on BOLI	1,022	1,213	87
Mortgage banking income, net	4,319	513	631
Gains on sales of investment securities available-for sale	—	—	644
Other income	1,874	2,270	3,230
Total noninterest income	13,091	10,967	13,373
Noninterest expenses:
Salaries and employee benefits	31,559	31,434	29,046
Occupancy	4,598	4,710	4,649
Communications	1,541	1,653	1,727
Equipment	1,547	1,583	1,778
FDIC insurance	2,519	3,271	8,084
OREO	1,725	17,936	14,616
Professional services	3,999	4,356	2,308
Increase (decrease) in reserve for unfunded loan commitments	(1,110)	609	237
CDI impairment	—	3,436	—
Prepayment penalties on FHLB and TLGP borrowings	—	1,291	—
Other expenses	9,463	12,920	11,304
Total noninterest expenses	55,841	83,199	73,749
Income (loss) before income taxes and extraordinary net gain	6,030	(91,836)	(23,136)
(Provision) credit for income taxes	(79)	11,721	9,481
Net income (loss) before extraordinary net gain	5,951	(80,115)	(13,655)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	32,839	—
Net income (loss)	$5,951	$(47,276)	$(13,655)
Basic and diluted net income (loss) per common share:
Income (loss) before extraordinary net gain	$0.13	$(1.83)	$(4.87)
Extraordinary net gain	—	0.75	—
Net income (loss)	$0.13	$(1.08)	$(4.87)

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollars in thousands)

	2012	2011	2010
Net Income (loss)	$5,951	$(47,276)	$(13,655)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investment securities available-for-sale	1,572	2,194	149
Tax effect of unrealized gains (losses) of investment securities available-for-sale	(597)	(833)	(61)
Reclassification adjustment for net gains on sales of investment securities available-for-sale included in net loss	—	—	(644)
Reclassification adjustment for tax effect of net gains on sales of investment securities available-for-sale	—	—	250
Total other comprehensive income (loss)	975	1,361	(306)
Comprehensive income (loss)	$6,926	$(45,915)	$(13,961)

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollars in thousands)

	Number of shares	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances at December 31, 2009	2,817,416	$159,617	$(137,953)	$1,654	$23,318
Comprehensive loss	—	—	(13,655)	(306)	(13,961)
Fractional shares paid in cash	(169)	—	—	—	—
Nonvested restricted stock grants, net	36,423	—	—	—	—
Stock-based compensation expense	—	846	—	—	846
Tax effect of nonvested restricted stock	—	(147)	—	—	(147)
Balances at December 31, 2010	2,853,670	160,316	(151,608)	1,348	10,056
Comprehensive loss	—	—	(47,276)	1,361	(45,915)
Issuance of common stock, net	44,243,750	168,074	—	—	168,074
Restricted stock grants, net	139,305	—	—	—	—
Stock-based compensation expense	—	649	—	—	649
Tax effect of nonvested restricted stock	—	17	—	—	17
Balances at December 31, 2011	47,236,725	329,056	(198,884)	2,709	132,881
Comprehensive Income	—	—	5,951	975	6,926
Issuance of common stock, net	44,917	—	—	—	—
Restricted stock grants, net	44,664	—	—	—	—
Stock-based compensation expense	—	1,050	—	—	1,050
Tax effect of nonvested restricted stock	—	(82)	—	—	(82)
Balances at December 31, 2012	47,326,306	$330,024	$(192,933)	$3,684	$140,775

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,951	$(47,276)	$(13,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,555	3,092	4,618
Loan loss provision	1,100	75,000	24,000
Write-down of OREO	1,261	14,998	12,547
(Credit) provision for deferred income taxes	(597)	10,027	(10,027)
Gains on sales of mortgage loans, net	(2,432)	(240)	(40)
Gains on sales of investment securities available-for-sale	—	—	(644)
Deferred benefit plan (income) expenses	(315)	4,122	1,385
Stock-based compensation expense	1,050	649	846
CDI impairment	—	3,436	—
(Gains) losses on sales of OREO	(104)	1,640	69
Loss on sale of mortgage servicing rights	—	—	400
Decrease in income taxes receivable	—	—	43,256
Increase in cash surrender value of BOLI	(1,022)	(1,213)	(87)
(Increase) decrease in accrued interest and other assets	(1,756)	7,652	5,882
Decrease in accrued interest and other liabilities	384	(28,253)	(4,949)
Originations of mortgage loans	(157,653)	(28,722)	(28,083)
Proceeds from sales of mortgage loans	158,262	28,606	28,384
Net cash provided by operating activities before extraordinary net gain	7,684	43,518	63,902
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	(32,839)	—
Net cash provided by operating activities	7,684	10,679	63,902
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(520,153)	(110,581)	(26,505)
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	472,134	18,520	29,212
Proceeds from sales of investment securities available-for-sale	—	—	15,773
Proceeds from maturities and calls of investment securities held-to-maturity	674	547	310
Proceeds from sale of FHLB stock	187	—	—
Loan reductions, net	21,666	238,219	248,924
Proceeds from sale of mortgage servicing rights	—	—	3,594
Purchases of premises and equipment, net	(1,819)	(754)	(5)
Proceeds from sales of OREO	14,891	12,151	15,540
Net cash (used by) provided by investing activities	(12,420)	158,102	286,843
Cash flows from financing activities:
Net decrease in deposits	(10,593)	(290,072)	(438,449)
Repayment of TLGP senior unsecured debt	—	(41,000)	—
Extinguishment of junior subordinated debentures, net	—	(13,625)	—
Repayment of FHLB advances	—	(135,000)	—
Net decrease in other borrowings	—	—	(207)
Net proceeds from issuance of common stock	—	168,074	—
Tax effect of nonvested restricted stock	(82)	17	(147)
Net cash used by financing activities	(10,675)	(311,606)	(438,803)
Net decrease in cash and cash equivalents	(15,411)	(142,825)	(88,058)
Cash and cash equivalents at beginning of year	128,439	271,264	359,322
Cash and cash equivalents at end of year	$113,028	$128,439	$271,264

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Bancorp had also established four subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Notes 2 and 11). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the accounts and transactions of these trusts were not included in the accompanying consolidated financial statements. These trusts were terminated in connection with a capital raise completed by the Company in January 2011 (see Note 2).

All share and per share information in the accompanying consolidated financial statements has been adjusted to give retroactive effect to a 1-for-10 reverse stock split effective in 2010.

Certain amounts in 2011 and 2010 have been reclassified to conform with the 2012 presentation.

Description of business

The Bank conducts a general banking business, operating branches in Central, Southern, and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. Its activities include the usual lending and deposit functions of a commercial bank: commercial, construction, real estate, installment, credit card, and mortgage loans; checking, money market, time deposit, and savings accounts; internet banking and bill payment; automated teller machines, and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

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

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community banking industry and consist of traditional community banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and trust services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. The performance of the Company is reviewed by the executive management team and the Company’s Board of Directors (the “Board”) on a monthly basis. All of the executive officers of Bancorp are members of the Bank's executive management team, and operating decisions are made based on the performance of the Company as a whole. Accordingly, disaggregated segment information is not required to be presented in the accompanying consolidated financial statements, and the Company will continue to present one segment for financial reporting purposes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of collection), interest bearing deposits with the Federal Reserve Bank

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

of San Francisco (“FRB”) and Federal Home Loan Bank of Seattle (“FHLB”), and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts. At December 31, 2012, the Bank was not required to maintain any specific balances in correspondent bank accounts.

Supplemental disclosures of cash flow information

Noncash investing and financing activities consist of unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; and the transfer of approximately $1.3 million, $10.5 million, and $38.9 million of loans to other real estate owned (“OREO”) in 2012, 2011, and 2010, respectively.

During 2012, 2011, and 2010, the Company paid approximately $5.1 million, $16.3 million, and $23.1 million, respectively, in interest expense.

During 2012 and 2011, the Company made income tax payments of approximately $0.1 million and $0.8 million. During 2010 the Company did not make any income tax payments and received income tax refunds of approximately $43.6 million.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income. The Company had no trading securities during 2012, 2011, or 2010.

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

In estimating other-than-temporary impairment (“OTTI”) losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

sufficient to allow for any anticipated recovery of fair value. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be OTTI would result in write-downs of the individual securities to their fair value. The fair value of the security then becomes the new cost basis. The related write-downs to fair value for available-for-sale securities would be included in earnings as realized losses. For individual securities which the Company does not intend to sell and for which it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI losses would be evaluated and (1) the portion related to credit losses would be included in earnings as realized losses and (2) the portion related to market or other factors would be recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual securities which the Company intends to sell or for which it more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date. For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis. Management believes that all unrealized losses on investment securities at December 31, 2012 and 2011 are temporary (see Note 4).

FHLB stock

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2012 and 2011, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

As of December 31, 2012 the FHLB is considered “adequately capitalized” by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The FHLB continues to operate under a Consent Agreement entered into on October 25, 2010 with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHLB will not pay a dividend, however in news announced on September 7, 2012, the FHFA has granted, with some restrictions, the FHLB authority to repurchase excess capital stock. In September and December, 2012, the FHLB repurchased 1,865 shares of excess capital stock owned by the Bank for $0.2 million. While the FHLB was classified as “adequately capitalized” as of December 31, 2012, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of December 31, 2012. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

At December 31, 2012 and December 31, 2011, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

The following table presents the effect of the above methodology changes on the loan loss provision for the year ended December 31, 2011:

	Calculated Provision (Credit) Based on New Methodology	Calculated Provision (Credit) Based on Prior Methodology	Change in Methodology
Commercial real estate:
Owner occupied	$12,693	$13,841	$(1,148)
Non-owner occupied	17,215	15,256	1,959
Total commercial real estate loans	29,908	29,097	811
Construction	22,019	27,419	(5,400)
Residential real estate	4,197	5,269	(1,072)
Commerical and industrial	17,724	16,154	1,570
Consumer	1,511	1,469	42
Unallocated	(359)	(359)	—
Total loan loss provision	$75,000	$79,049	$(4,049)

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

Troubled debt restructurings (“TDRs”)

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

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in the Bank’s unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $0.4 million and $1.6 million at December 31, 2012 and 2011, respectively, and these amounts are included in accrued interest and other liabilities in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expenses in the accompanying consolidated statements of operations.

Mortgage servicing rights (“MSRs”)

Net MSRs were $1.3 million at December 31, 2012. The Company had no MSRs at December, 31, 2011 (see Note 6). MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. MSRs are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate, and term. Impairment adjustments, if

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

any, are recorded through a valuation allowance. Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the shorter of the estimated useful lives of the assets or terms of the leases. Estimated useful lives of the assets range predominantly as follows: 3 to 15 years for land improvements, 5 to 39 years for buildings, 3 to 5 years for computers, and 3 to 15 years for furniture, fixtures, and other equipment. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated financial statements.

As part of an ongoing review of the valuation and amortization of premises and equipment, the Company assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be fully recoverable, the carrying value of the Company's premises and equipment would be reduced to its estimated fair value.

Core deposit intangibles (“CDI”)

CDI represents amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

The Company has no CDI at December 31, 2012. During 2011, the Company engaged an independent third-party to perform an impairment test related to the Company’s CDI. Based on the results of this impairment test, as of December 31, 2011 the Company determined that its remaining CDI of $3.4 million was fully impaired. Accordingly, as of December 31, 2011, the Company recorded a one-time charge to non-interest expense to reflect this impairment. Previously, CDI was being amortized over its estimated useful life under the straight-line method. The CDI arose from the acquisitions of F&M Holding Company and Community Bank of Grants Pass in prior years.

Bank-owned life insurance (“BOLI”)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2012 and 2011, the Company had $27.3 million and $26.6 million, respectively, of separate account BOLI and $8.4 million and $8.1 million, respectively, of general account BOLI.

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect, the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The underlying funds within the separate account structure generated positive performance during 2012 and 2011. There can be no assurance that losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future. During 2010, the Company recorded a $0.7 million gain on a BOLI death claim benefit, which is included in other income in the accompanying 2010 consolidated statement of operations.

Other Real Estate Owned (“OREO”)

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, and any disposition gains or losses are included in non-interest expenses. The valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

conditions. The valuation of OREO is also subject to review by federal and state bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated on an annual basis, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes — and any related adjustments — are generally recorded at the time such information is received. OREO valuation adjustments have been recorded on certain OREO properties. These adjustments are recorded in OREO expense in the Company’s consolidated statements of operations. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5.0 million general valuation allowance allocated among homogenous groupings of OREO properties. This allowance was the result of a Board decision in late 2011 to strategically expedite the liquidation of a material portion of OREO properties to reduce the Bank’s level of classified assets during 2012. In order to expedite the disposition in a shorter time frame than normally associated with the disposition in the ordinary course of business, the Company estimated that it would have to sell the OREO properties at larger discounts than the current appraised values less estimated costs to sell (carrying value). At December 31, 2012, the general allowance was fully depleted. OREO, net of specific property valuation allowances, was $6.6 million at December 31, 2012. OREO, net of the $5.0 million general allowance for expedited disposition and specific property valuation allowances, was $21.3 million at December 31, 2011.

Advertising

Advertising costs are generally charged to expense during the year in which they are incurred. Advertising expense was $1.0 million, $1.1 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Income taxes

The provision (benefit) for income taxes is based on income and expenses as reported for consolidated financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized. At December 31, 2012 and 2011, the Company had a valuation allowance against its deferred tax assets (see Note 14).

Income tax positions that meet a more-likely-than-not recognition threshold are measured as the largest amount of income tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the consolidated statements of operations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $62.1 million and $66.5 million were held in trust as of December 31, 2012 and 2011, respectively.

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

Cash dividend restriction

Payment of dividends by Bancorp and the Bank is subject to restriction by state and federal regulators and the availability of retained earnings (see Note 20).

Preferred stock

Bancorp may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights, and limitations, all as determined by the Board. Preferred stock may be issued with or without voting rights, not to exceed one vote per share, except in certain circumstances and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2012 and 2011, there were no shares of preferred stock issued and outstanding.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and the changes in net unrealized appreciation or depreciation in the fair value of investment securities available-for-sale, net of taxes.

New authoritative accounting guidance

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The provisions of ASU 2011-04 amend FASB ASC Topic 820, clarify the FASB’s intent regarding application of existing fair value measurement guidance, and revise certain measurement and disclosure requirements to achieve convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify the FASB’s intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of ASU 2011-04 are effective for the Company’s first reporting period beginning on January 1,

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

1. Basis of presentation and summary of significant accounting policies  – (continued)

2012, with early adoption not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The provisions of ASU 2011-05 amend FASB ASC Topic 220 “Comprehensive Income” to eliminate the option to present the components of other comprehensive income in the statement of changes in equity, and require the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. The provisions of ASU 2011-05 were effective for the Company’s first reporting period beginning on January 1, 2012, with early adoption permitted. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The provisions of ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The provisions of ASU 2013-02 are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

2. Capital raise and bulk sale of distressed assets

In January 2011, the Company completed a $177.0 million capital raise (the “Capital Raise”). Capital Raise proceeds in the amount of approximately $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million the Company’s junior subordinated debentures (the Debentures) and approximately $3.9 million of accrued interest payable (see Note 11), resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above.

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party pursuant to which the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans and approximately $2.0 million of OREO (the “Bulk Sale”). In connection with the Bulk Sale, the Bank received approximately $58.0 million in cash from the buyer, incurred approximately $3.0 million in related closing costs, and recorded loan charge-offs totaling approximately $54.0 million. See Note 5 for discussion of the reserve for loan losses.

3. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB (approximately $6.7 million and $4.6 million at December 31, 2012 and 2011, respectively). Accordingly, the Bank complies with such requirements by holding cash on hand and maintaining average reserve balances on deposit with the FRB in accordance with such regulations.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

4. Investment securities

Investment securities at December 31, 2012 and 2011 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2012
Available-for-sale
U.S. Agency mortgage-backed securities (MBS)*	$216,141	$5,426	$252	$221,315
Non-agency MBS	20,601	253	—	20,854
U.S. Agency asset-backed securities	9,374	599	118	9,855
Commercial paper	5,000	—	—	5,000
Mutual fund	486	34	—	520
	$251,602	$6,312	$370	$257,544
Held-to-maturity
Tax credit investments	$790	$—	$—	$790
Obligations of state and political subdivisions	1,023	50	—	1,073
	$1,813	$50	$—	$1,863
2011
Available-for-sale
U.S. Agency mortgage-backed securities (MBS)*	$190,016	$4,100	$239	$193,877
Non-agency MBS	4,028	93	6	4,115
U.S. Agency asset-backed securities	10,623	520	130	11,013
Mutual fund	471	30	—	501
	$205,138	$4,743	$375	$209,506
Held-to-maturity
Tax credit investments	$1,154	$—	$—	$1,154
Obligations of state and political subdivisions	1,334	78	—	1,412
	$2,488	$78	$—	$2,566

*	U.S. Agency MBS include private label MBS of approximately $14.4 million and $13.6 million at December 31, 2012 and December 2011, respectively, which are supported by FHA/VA collateral.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

4. Investment securities – (continued)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	Less than 12 months		12 months or moreTotal
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2012
U.S. Agency MBS	$34,114	$43	$12,718	$209	$46,832	$252
U.S. Agency asset-backed securities	—	—	2,750	118	2,750	118
	$34,114	$43	$15,468	$327	$49,582	$370
2011
U.S. Agency MBS	$20,039	$203	$3,428	$36	$23,467	$239
Non-agency MBS	603	6	—	—	603	6
U.S. Agency asset-backed securities	1,360	37	1,817	93	3,177	130
	$22,002	$246	$5,245	$129	$27,247	$375

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at December 31, 2012 and 2011 as compared to yield/rate relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. No impairment adjustments have been recorded for the years ended December 31, 2012 and 2011.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2012, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$5,000	$5,000	$315	$320
Due after one year through three years	138	138	708	753
Due after three years through five years	17	17	—	—
Due after five years through ten years	48,805	49,054	—	—
Due after ten years	197,156	202,815	—	—
Mutual fund	486	520	—	—
Tax credit investments	—	—	790	790
	$251,602	$257,544	$1,813	$1,863

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

4. Investment securities – (continued)

Investment securities with an estimated fair value of approximately $124.0 million and $94.0 million at December 31, 2012 and 2011, respectively, were pledged or in the process of being pledged, to secure various borrowings and for other purposes as required or permitted by law.

The Company had no sales of investment securities during the years ended December 31, 2012 and 2011. The Company had gross realized gains of $0.6 million and no gross realized losses on sales of investment securities available-for-sale during the year ended December 31, 2010 as are disclosed in the accompanying consolidated statements of operations.

5. Loans and reserve for credit losses

Loans receivable (including loans held for sale) at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$196,821	22.9%	$250,213	27.8%
Non-owner occupied and other	328,480	38.3	313,311	34.8
Total commercial real estate loans	525,301	61.2	563,524	62.6
Construction	45,650	5.3	60,971	6.8
Residential real estate	85,494	10.0	83,089	9.2
Commerical and industrial	162,213	18.9	150,637	16.8
Consumer	39,506	4.6	40,922	4.6
Total loans	858,164	100.0%	899,143	100.0%
Less:
Deferred loan fees	(1,846)		(2,085)
Reserve for loan losses	(27,261)		(43,905)
Loans, net	$829,057		$853,153

As discussed in Note 2, the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard, and related performing loans during September 2011. Loans sold in connection with the Bulk Sale consisted primarily of commercial real estate (“CRE”) and construction loans.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern, and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area). As such, the Bank’s results of operations and financial condition are dependent upon the general trends in the economy and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 77% of the Bank’s loan portfolio at December 31, 2012 consisted of real estate-related loans, including construction and development loans, commercial real estate mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions appear to be stabilizing, real estate prices are at markedly lower levels due to the severe recession of the past few years. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2012 and 2011, the portion of these loans participated to third-parties (which are not included in the accompanying consolidated financial statements) totaled approximately $12.7 million and $22.4 million, respectively.

The Company has processes in place which require periodic reviews of certain individual loans within the loan portfolio. These processes assess, among other criteria, adherence to certain lending policies and procedures designed to maintain an acceptable level of risk in the portfolio. The Company obtains an independent third-party review of its loan portfolio on a regular basis (generally, semi-annually) for quality and accuracy in underwriting loans. Results of these reviews are presented to management and the Board. This loan review process complements and reinforces the ongoing risk identification and assessment decisions made by the Bank's lenders and credit personnel, as well as the Company's policies and procedures. The Company’s portfolio reporting system supplements individual loan reviews by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Management reviews and approves all loan-related policies and procedures on a regular basis (generally, at least annually).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

Transactions in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the years ended December 31, 2012 and 2011 were as follows:

2012	Commerical real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	2,829	(4,135)	2,650	(2,094)	780	1,070	1,100
Recoveries	198	584	262	3,094	311	—	4,449
Loans charged-off	(13,079)	(264)	(2,620)	(5,024)	(1,206)	—	(22,193)
Balance at end of year	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Reserve for unfunded loan commitments
Balance at beginning of year	$28	$29	$184	$487	$822	$—	$1,550
Provision (credit) for unfunded loan commitments	20	239	(159)	(412)	(798)	—	(1,110)
Balance at end of year	$48	$268	$25	$75	$24	$—	$440
Reserve for credit losses
Reserve for loan losses	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Reserve for unfunded loan commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$11,644	$1,851	$3,576	$7,342	$2,201	$1,087	$27,701

2011	Commerical real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Balance at beginning of year	$14,338	$12,652	$4,116	$12,220	$2,966	$376	$46,668
Loan loss provision (credit)	29,908	22,019	4,196	17,724	1,512	(359)	75,000
Recoveries	119	1,551	164	1,453	305	—	3,592
Loans charged-off in the normal course of business	(3,501)	(5,536)	(2,238)	(13,626)	(2,386)	—	(27,287)
Loans charged-off as a result of the Bulk Sale (see Note 2)	(19,216)	(25,288)	(2,979)	(6,480)	(105)	—	(54,068)
Balance at end of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Reserve for unfunded loan commitments
Balance at beginning of year	$40	$—	$101	$523	$241	$36	$941
Provision (credit) for unfunded loan commitments	(12)	29	83	(36)	581	(36)	609
Balance at end of year	$28	$29	$184	$487	$822	$—	$1,550
Reserve for credit losses
Reserve for loan losses	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Reserve for unfunded loan commitments	28	29	184	487	822	—	1,550
Total reserve for credit losses	$21,676	$5,427	$3,443	$11,778	$3,114	$17	$45,455

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

Summary transactions in the reserve for credit losses for the year ended December 31, 2010 were as follows:

2010
Reserve for loan losses
Balance at beginning of year	$58,586
Loan loss provision	24,000
Recoveries	9,112
Loans charged off	(45,030)
Balance at end of year	$46,668
Reserve for unfunded loan commitments
Balance at beginning of year	$704
Provision for unfunded loan commitments	237
Balance at end of year	$941
Reserve for credit losses
Reserve for loan losses	$46,668
Reserve for unfunded loan commitments	941
Total reserve for credit losses	$47,609

The following table presents the reserve for loan losses and the recorded investment in loans, by portfolio segment and impairment method, at December 31, 2012 and 2011:

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
2012
Commercial real estate	$1,088	$10,508	$11,596	$42,859	$482,442	$525,301
Construction	440	1,143	1,583	9,734	35,916	45,650
Residential real estate	1,141	2,410	3,551	4,840	80,654	85,494
Commerical and industrial	829	6,438	7,267	9,602	152,611	162,213
Consumer	301	1,876	2,177	1,636	37,870	39,506
	$3,799	$22,375	26,174	$68,671	$789,493	$858,164
Unallocated			1,087
			$27,261
2011
Commercial real estate	$7,150	$14,498	$21,648	$48,649	$514,875	$563,524
Construction	350	5,048	5,398	5,454	55,517	60,971
Residential real estate	1,002	2,257	3,259	5,472	77,617	83,089
Commerical and industrial	2,563	8,728	11,291	11,521	139,116	150,637
Consumer	160	2,132	2,292	919	40,003	40,922
	$11,225	$32,663	43,888	$72,015	$827,128	$899,143
Unallocated			17
			$43,905

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

The following table presents, by portfolio class, an aging analysis of loans at December 31, 2012 and 2011:

	30 – 89 days past due	90 days or more past due	Total past due	Current	Total loans
2012
Commercial real estate:
Owner occupied	$1,240	$4,221	$5,461	$191,360	$196,821
Non-owner occupied	8,660	7,183	15,843	312,637	328,480
Total commercial real estate loans	9,900	11,404	21,304	503,997	525,301
Construction	1,288	2,793	4,081	41,569	45,650
Residential real estate	818	364	1,182	84,312	85,494
Commerical and industrial	2,825	1,858	4,683	157,530	162,213
Consumer	61	12	73	39,433	39,506
	$14,892	$16,431	$31,323	$826,841	$858,164
2011
Commercial real estate:
Owner occupied	$—	$1,460	$1,460	$248,753	$250,213
Non-owner occupied	—	300	300	313,011	313,311
Total commercial real estate loans	—	1,760	1,760	561,764	563,524
Construction	330	2,940	3,270	57,701	60,971
Residential real estate	396	1,069	1,465	81,624	83,089
Commerical and industrial	2,174	1,545	3,719	146,918	150,637
Consumer	94	23	117	40,805	40,922
	$2,994	$7,337	$10,331	$888,812	$899,143

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $1.5 million at December 31, 2012 and insignificant at December 31, 2011.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

Information related to impaired loans, by portfolio class, at December 31, 2012 and 2011, was as follows:

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
2012
Commercial real estate:
Owner occupied	$8,538	$7,443	$15,981	$21,610	$988
Non-owner occupied	3,712	23,166	26,878	32,630	100
Total commercial real estate loans	12,250	30,609	42,859	54,240	1,088
Construction	2,348	7,386	9,734	9,867	440
Residential real estate	4,530	310	4,840	5,018	1,141
Commerical and industrial loans	6,493	3,109	9,602	10,982	829
Consumer loans	1,636	—	1,636	1,638	301
	$27,257	$41,414	$68,671	$81,745	$3,799
2011
Commercial real estate:
Owner occupied	$11,950	$2,598	$14,548	$14,548	$5,070
Non-owner occupied	32,797	1,304	34,101	37,121	2,080
Total commercial real estate loans	44,747	3,902	48,649	51,669	7,150
Construction	2,501	2,953	5,454	5,454	350
Residential real estate	3,537	1,935	5,472	5,473	1,002
Commerical and industrial loans	8,526	2,995	11,521	11,627	2,563
Consumer loans	919	—	919	919	160
	$60,230	$11,785	$72,015	$75,142	$11,225

At December 31, 2012 and 2011, the total recorded balance of impaired loans in the above table included $43.6 million and $43.7 million, respectively, of TDR loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans by portfolio class for the years ended December 31, 2012 and 2011:

	2012	2011
Commercial real estate:
Owner occupied	$15,521	$20,123
Non-owner occupied	33,267	32,555
Total commercial real estate loans	48,788	52,678
Construction	7,272	35,997
Residential real estate	5,685	5,908
Commerical and industrial	10,500	17,011
Consumer	1,465	769
	$73,710	$112,363

Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2012, 2011, and 2010 was insignificant.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

Information with respect to the Company’s non-accrual loans, by portfolio class, at December 31, 2012 and 2011 was as follows:

	2012	2011
Commercial real estate:
Owner occupied	$4,836	$1,930
Non-owner occupied	5,756	299
Total commercial real estate loans	10,592	2,229
Construction	2,839	2,940
Residential real estate	556	1,397
Commerical and industrial	3,233	2,545
Total non-accrual loans	$17,220	$9,111
Accruing loans which are contractually past due 90 days or more
Commercial real estate:
Non-owner occupied	$1,427	$—
Total commercial real estate loans	1,427	—
Residential real estate	94	—
Consumer	12	23
Total accruing loans which are contractually past due 90 days or more	$1,533	$23

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

Loss

Loans classified as Loss are considered uncollectible. This rating does not mean that the loan has no recovery or salvage value, but rather the loan should be charged off now, even though partial or full recovery may be possible in the future.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

The following table presents, by portfolio class, the recorded investment in loans by internally assigned risk rating at December 31, 2012 and 2011:

	Loan grades
	Acceptable	Watch	Special Mention	Substandard	Total
2012
Commercial real estate:
Owner occupied	$122,125	$26,326	$13,622	$34,748	$196,821
Non-owner occupied	214,990	39,879	24,910	48,701	328,480
Total commercial real estate loans	337,115	66,205	38,532	83,449	525,301
Construction	25,308	6,079	1,795	12,468	45,650
Residential real estate	74,576	2,207	2,086	6,625	85,494
Commerical and industrial	126,208	7,005	6,473	22,527	162,213
Consumer	37,264	603	—	1,639	39,506
	$600,471	$82,099	$48,886	$126,708	$858,164
2011
Commercial real estate:
Owner occupied	$160,184	$16,357	$30,054	$43,618	$250,213
Non-owner occupied	179,588	20,844	39,875	73,004	313,311
Total commercial real estate loans	339,772	37,201	69,929	116,622	563,524
Construction	23,225	5,439	17,775	14,532	60,971
Residential real estate	69,860	1,064	2,927	9,238	83,089
Commerical and industrial	109,311	6,408	5,747	29,171	150,637
Consumer	39,119	—	17	1,786	40,922
	$581,287	$50,112	$96,395	$171,349	$899,143

The Company allocated $2.7 million and $8.3 million of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2012 and December 31, 2011, respectively. TDRs involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure. These concessions may include — but are not limited to — interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the years ended December 31, 2012 and 2011:

	Number of loans	TDR outstanding recorded investment
2012
Commercial real estate:	5	$1,761
Construction	6	4,832
Residential real estate	12	678
Commerical and industrial loans	32	3,980
Consumer loans	55	653
	110	$11,904
2011
Commercial real estate:	43	$45,921
Construction	26	7,334
Residential real estate	36	8,835
Commerical and industrial loans	116	11,724
Consumer loans	137	1,580
	358	$75,394

There was no change in the pre- and post-TDR outstanding recorded investment for loans restructured during the years ended December 31, 2012 and 2011. At December 31, 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $1.0 million. At December 31, 2011, the remaining commitments were immaterial.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the years ended December 31, 2012 by the primary type of concession granted:

	Rate reduction	Term extension	Rate reduction and term extension	Total
2012
Commercial real estate:	$1,299	$462	$—	$1,761
Construction	—	4,797	35	4,832
Residential real estate	—	579	99	678
Commerical and industrial loans	2,526	965	489	3,980
Consumer loans	—	623	30	653
	$3,825	$7,426	$653	$11,904

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

5. Loans and reserve for credit losses  – (continued)

The following table presents, by portfolio segment, the TDRs which had payment defaults during the years ended December 31, 2012 and 2011 that had been previously restructured within the last twelve months prior to December 31, 2012 and 2011:

	Number of loans	TDRs restructured in the period with a payment default
2012
Commercial real estate:	—	$—
Construction	—	—
Residential real estate	—	—
Commerical and industrial loans	1	193
Consumer loans	2	12
	3	$205
2011
Commercial real estate:	1	$573
Construction	—	—
Residential real estate	3	636
Commerical and industrial loans	13	8,729
Consumer loans	7	71
	24	$10,009

6. Mortgage banking activities

On February 1, 2011, the Federal National Mortgage Association (“FNMA”) renewed its servicing agreement, originally terminated in 2010, with the Bank as a result of the Bank's improved regulatory capital status following the Capital Raise (see Note 2). As of February 1, 2011, the Bank may either directly service loans that it originates or may sell originated loans “servicing released.” “Servicing released” means that whoever the Bank sells the loan to will service or arrange for servicing of the loan.

Prior to February 1, 2011, as a result of the Bank’s capital ratios falling below contractual requirements, the Bank did not qualify as a FNMA designated mortgage loan seller or servicer. FNMA also had terminated its mortgage servicing agreement with the Bank as of December 31, 2009, so the Bank was no longer allowed to service FNMA loans. As a result of such actions, in April 2010 the Bank sold its MSRs, discontinued directly servicing mortgage loans that it originated, and began selling originations “servicing released.” In connection with the sale of the Bank’s MSRs, the Bank entered into an agreement with FNMA. Under the terms of this agreement, management believes that the Bank will have no further recourse liability or obligation to FNMA in connection with the Bank’s original mortgage sales and servicing agreement nor with the purchaser of the servicing portfolio. The Bank recorded a loss on the sale of its MSRs of approximately $0.4 million, which is included in other non-interest expenses in the Company’s consolidated statement of operations for the year ended December 31, 2010.

Net MSRs at December 31, 2012 were $1.3 million. The Company had no MSRs at December 31, 2011. Transactions in the Company’s MSRs for the year ended December 31, 2012 were as follows. There were no significant transactions in the Company’s MSRs for the year ended December 31, 2011.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

6. Mortgage banking activities  – (continued)

2012
Balance at beginning of year	$—
Additions	1,599
Amortization	(134)
Change in valuation allowance	(157)
Sale of MSRs	—
Balance at end of year	$1,308

Mortgage banking income, net, consisted of the following for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Origination and processing fees	$594	$281	$410
Gains on sales of mortgage loans, net	3,845	226	58
MSR valuation allowance	(157)	—	—
Servicing fees	171	10	541
Amortization	(134)	(4)	(378)
Mortgage banking income, net	$4,319	$513	$631

7. Premises and equipment

Premises and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Land	$9,148	$9,148
Buildings and leasehold improvements	30,935	30,644
Furniture and equipment	15,698	14,284
	55,781	54,076
Less accumulated depreciation and amortization	21,542	19,895
Premises and equipment, net	$34,239	$34,181

8. CDI

At December 31, 2012 the Company had no CDI recorded. As of December 31, 2011 the Company’s annual CDI impairment test determined that the Company’s remaining CDI of $3.4 million was fully impaired (see Note 1). At December 31, 2011, the Company recorded a one-time charge to non-interest expense to reflect this impairment. Previously, CDI was being amortized over its estimated useful life under the straight-line method. There was no amortization expense related to the CDI during the year ended December 31, 2012. Amortization expense related to the CDI during the years ended December 31, 2011 and 2010 totaled $1.5 million and $1.5 million, respectively.

9. OREO

Transactions in the Company’s OREO for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Balance at beginning of year	$21,270	$39,536	$28,860
Additions	2,260	10,523	38,860
Dispositions	(36,623)	(15,351)	(17,565)
Change in valuation allowance	19,645	(13,438)	(10,619)
Balances at end of year	$6,552	$21,270	$39,536

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

9. OREO  – (continued)

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Balance at beginning of year	$30,287	$16,849	$6,230
Additions to the valuation allowance	1,261	14,998	12,547
Reductions due to sales of OREO	(20,906)	(1,560)	(1,928)
Balance at end of year	$10,642	$30,287	$16,849

The following table summarizes OREO expenses for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Operating costs	$568	$1,298	$2,000
(Gains) losses on sales of OREO	(104)	1,640	69
Increases in valuation allowance	1,261	14,998	12,547
Total	$1,725	$17,936	$14,616

10. Time deposits

Time deposits in amounts of $0.1 million or more aggregated approximately $81.2 million and $101.9 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled annual maturities of all time deposits were approximately as follows:

2013	$89,928
2014	20,449
2015	11,233
2016	6,939
2017	310
Thereafter	413
$129,272

As of December 31, 2012 the Bank was restricted under the terms of a regulatory order from accepting or renewing brokered deposits (see Note 20). At December 31, 2012 and 2011, the Bank did not have any wholesale brokered deposits.

At December 31, 2012 and 2011, the Bank did not have any internet listing service deposits. Such deposits are generated by posting time deposit rates on an internet site where institutions seeking to deploy funds contact the Bank directly to open a deposit account. In January and February 2011, the Bank exercised its option to call approximately $170 million of its internet deposits. These time deposits had rates ranging from 0.50% to 2.00% and maturities ranging from March 2011 to January 2013. In December 2011, the Bank elected to repay its remaining internet deposits (approximately $28 million). These time deposits had rates ranging from 0.45% to 3.45% and maturities ranging from December 2011 to June 2014. In connection with these transactions, the Bank was required to pay interest through the scheduled maturity dates of the deposits; such interest aggregated approximately $0.3 million and is recorded in the Consolidated Statements of Operations as interest expense for the year ended December 31, 2011.

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

12. Other borrowings

The Bank is a member of the FHLB. As a member, the Bank has a committed borrowing line of credit up to 20% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At both December 31, 2012 and 2011, the Bank had outstanding borrowings under the committed lines of credit totaling $60.0 million, with maturities at December 31, 2012 ranging from 2014 to 2017 and bearing a weighted-average rate of 3.13%. In February, May, and September 2011, the Bank repaid an aggregate of approximately $135.0 million in FHLB advances with maturity dates during 2011 and early 2012. As a result of such early prepayments, the Company incurred prepayment penalties of $0.8 million. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities, and certain loans. At December 31, 2012, the Bank had additional available borrowings with the FHLB of approximately $86.1 million, based on eligible collateral. There can be no assurance that future advances will be allowed by the FHLB (see Note 20).

At December 31, 2012, the contractual maturities of the Bank’s FHLB borrowings outstanding were approximately as follows:

2014	$10,000
2015	25,000
2017	25,000
$60,000

At December 31, 2012, the Bank had no borrowings outstanding with the FRB and had approximately $27.2 million in available short-term borrowings, collateralized by certain of the Bank’s loans and securities.

In September 2011, the Bank repaid in full $41.0 million of senior unsecured debt issued in connection with the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The Bank incurred penalties of $0.5 million to prepay the debt. The costs included payment of interest through the originally scheduled maturity date of February 12, 2012, charge-off of the remaining issuance costs which were previously being amortized on a straight line basis, and charge-off of the remaining 1.00% per annum FDIC insurance assessment applicable to the TLGP debt.

As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $40.1 million at December 31, 2012. At December 31, 2012, the Company had no outstanding borrowings under these federal fund borrowing agreements.

13. Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2012

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

13. Commitments, guarantees and contingencies  – (continued)

and 2011, the Bank had no material commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments which are used to meet the financing needs of its customers is approximately as follows at December 31, 2012 and 2011:

	2012	2011
Commitments to extend credit	$224,531	$149,452
Commitments under credit card lines of credit	22,847	23,393
Standby letters of credit	4,221	3,201
Total off-balance sheet financial instruments	$251,599	$176,046

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2012 and 2011, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

13. Commitments, guarantees and contingencies  – (continued)

Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2012, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows:

2013	$1,642
2014	1,146
2015	875
2016	460
2017	456
Thereafter	3,673
$8,252

Total rental expense was approximately $2.1 million in 2012 and $2.2 million in both 2011, and 2010.

Litigation

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2012.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository and to the extent sufficient collateral is unavailable to repay public funds, the assessment applicable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged letters of credit issued by the FHLB which collateralizes public deposits not otherwise insured by the FDIC. At December 31, 2012 there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss, and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

14. Income taxes

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011, and 2010 was approximately as follows:

	2012	2011	2010
Current:
Federal	$(58)	$88	$216
State	137	257	330
	79	345	546
Deferred	—	10,027	(10,027)
Provision (benefit) for income taxes	$79	$10,372	$(9,481)

The provision (benefit) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012		2011		2010
Expected federal income tax credit at statutory rates	$2,050	34.0%	$(12,547)	34.0%	$(8,097)	35.0%
State income taxes, net of federal effect	263	4.4%	(2,184)	5.9%	(1,240)	5.4%
Effect of nontaxable income, net	(583)	-9.7%	(670)	1.8%	(311)	1.3%
Valuation allowance for deferred tax assets	(10,762)	-178.5%	25,036	-67.8%	598	-2.6%
Section 382 impairment	8,163	135.4%	—	—	—	—
Rate change for deferred taxes	814	13.5%	—	—	—	—
Other, net	134	2.2%	737	-2.0%	(431)	1.9%
Provision (benefit) for income taxes	$79	1.3%	$10,372	-28.1%	$(9,481)	41.0%

The significant components of the net deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$10,982	$19,126
Deferred benefit plan expenses, net	7,448	7,854
Federal and state net operating loss and other carryforwards	20,325	13,146
Tax credit carryforwards	547	880
Allowance for losses on OREO	5,364	13,100
Accrued interest on non-accrual loans	494	1,177
Purchased intangibles related to CBGP	86	174
Other	35	721
Deferred tax assets	45,281	56,178
Valuation allowance for deferred tax assets	(41,698)	(52,461)
Deferred tax assets, net of valuation allowance	3,583	3,717
Deferred tax liabilities:
Accumulated depreciation and amortization	1,730	1,668
Deferred loan fees	809	908
FHLB stock dividends	556	565
Net unrealized gains on investment securities available-for-sale	2,258	1,660
Other	488	576
Deferred tax liabilities	5,841	5,377
Net deferred tax assets (liabilities)	$(2,258)	$(1,660)

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

14. Income taxes  – (continued)

The Company recorded an income tax provision of $0.08 million in 2012. During 2011, the Company recorded an income tax provision of approximately $10.3 million. Included in this amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Note 2), which was calculated based on the Company’s estimated statutory income tax rates. The income tax provision of $10.3 million also includes a credit for income taxes of approximately $11.8 million related to the Company’s loss from operations excluding the extraordinary gain.

At December 31, 2012, the Company had deferred tax assets of $15.6 million for federal net operating loss carry-forwards which will expire in 2030, 2031 and 2032, $0.9 million for charitable contribution carry-forwards which will expire between 2013 and 2017; and $0.4 million for federal tax credits which will expire at various dates from 2028 to 2032. Also, at December 31, 2012, the Company had deferred tax assets of $3.9 million for state and local net operating loss carry-forwards which will expire at various dates from 2013 to 2032 and $0.2 million for state tax credits which will expire at various dates from 2016 to 2020.

Due to cumulative losses incurred by the Company in years prior to 2012 and other relevant considerations, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011. Realization of deferred tax assets is generally dependent upon the Company’s ability to generate future taxable income. In addition, application of complex tax regulations arising from the Capital Raise may otherwise limit tax deductions. As broadly defined in Section 382 of the Internal Revenue Code, the issuance of common stock in connection with the Company’s Capital Raise in 2011 resulted in an “ownership change” of the Company. As a result of the ownership change, utilization of the Company’s net operating loss carry-forwards, tax credit carry-forwards and certain built-in losses under federal income tax laws will be subject to annual limitations and may be disallowed. The annual limitation imposed under Section 382 may limit the deduction for both the carry-forward tax attributes and the built-in losses realized within one to five years of the date of the ownership change. Given the complexity of application of Section 382 and the carry-forward period limitations a material portion of these potential attributes may be disallowed.

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $41.7 million and $52.5 million, respectively. Management determined the amount of the valuation allowance at December 31, 2012 and 2011 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company files a U.S. federal income tax return, state income tax returns in Idaho and Oregon, and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited the Company’s 2009 federal income tax return. The IRS issued a final audit report related to the 2009 audit in 2011. As a result of this audit, the Company made a payment to the IRS of $0.8 million during 2011. The state and local returns remain open to examination for 2008 and all subsequent years. During 2012 and 2011, the Company did not receive any income tax refunds.

The Company has evaluated its income tax positions as of December 31, 2012 and 2011. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of operations. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2012, 2011 or 2010.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

15. Basic and diluted loss per common share

The Company’s basic loss per common share is computed by dividing net gain or loss by the weighted-average number of common shares outstanding during the period. The Company’s diluted loss per common share is the same as the basic loss per common share due to the anti-dilutive effect of common stock equivalents (primarily stock options and nonvested restricted stock).

The numerators and denominators used in computing basic and diluted loss per common share for the years ended December 31, 2012, 2011, and 2010 can be reconciled as follows:

	2012	2011	2010
Net income (loss) before extraordinary net gain	$5,951	$(80,115)	$(13,655)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	32,839	—
Net income (loss)	$5,951	$(47,276)	$(13,655)
Weighted-average shares outstanding – basic	47,127,737	43,628,044	2,804,831
Dilutive securities	150,287	—	—
Weighted-average shares outstanding – diluted	47,278,024	43,628,044	2,804,831
Common stock equivalent shares excluded due to antidilutive effect	139,346	114,593	48,141
Basic and diluted net income (loss) per common share:
Income (loss) before extraordinary net gain	$0.13	$(1.83)	$(4.87)
Extraordinary net gain	—	0.75	—
Net income (loss)	$0.13	$(1.08)	$(4.87)

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

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

16. Transactions with related parties  – (continued)

An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2012 and 2011 was approximately as follows:

	2012	2011
Balance at beginning of year	$128	$594
Additions	1,431	368
Repayments	(142)	(834)
Retirement of Board member	(11)	—
Balance at end of year	$1,406	$128

Some officers and directors of the Bank also have credit card lines. The total outstanding balance of their credit cards at both December 31, 2012 and 2011 were $0.02 million, while the total outstanding committments on these cards were $0.1 million at both December 31, 2012 and 2011.

17. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $0.5 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. The Company made no contributions to the Plan for 2010.

Other benefit plans

The Bank has deferred compensation plans for the Board and certain key executives and managers, and a salary continuation plan and a supplemental executive retirement (“SERP”) plan for certain key executives.

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2012 and 2011 was approximately $8.4 million and $8.1 million, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $27.3 million and $26.6 million at December 31, 2012 and 2011, respectively. At both December 31, 2012 and 2011, the liabilities related to the deferred compensation plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $4.0 million and $3.9 million, respectively. The amount of expense charged to operations in 2012, 2011, and 2010 related to the deferred compensation plans was

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

17. Benefit plans  – (continued)

approximately $0.2 million, $0.4 million, and $0.1 million, respectively. As of December 31, 2012 and 2011, the liabilities related to the salary continuation and SERP plans included in accrued interest and other liabilities in the accompanying consolidated balance sheets totaled approximately $12.5 million and $13.5 million, respectively. A benefit of $0.5 million was charged to operations in 2012 for the salary continuation, SERP and fee continuation plans. The amount of expense charged to operations in 2011 and 2010 for these same plans was $3.8 million and $1.3 million, respectively. The decrease in 2012 was a result of adjustments on certain participant’s benefits to change their payouts. Additionally, a benefit was recorded to adjust for the anticipated payouts of certain participants based on their expected future retirement dates. The increase in 2011 was related to executive transition costs and charges in the estimated periods over which future benefits will be paid.

18. Stock-based compensation plans

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board or the Compensation Committee of the Board (the “Compensation Committee”). In April 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the Board to issue up to an additional 100,000 shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. In addition, in April 2011, the shareholders approved an increase in the common stock reserved under the 2008 Plan from 1,000,000 shares to 6,000,000 shares. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (“NSOs”)), restricted stock, restricted stock units, stock appreciation rights, and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate, and retain employees, executive officers, non-employee directors, and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

The Board or Compensation Committee may establish and prescribe grant guidelines including various terms and conditions for the granting of stock-based compensation and the total number of shares authorized for this purpose. Under the 2008 Plan, for ISOs and NSOs, the option strike price must be no less than 100% of the stock price at the grant date. Prior to the approval of the 2008 Plan, the option strike price for NSOs could be no less than 85% of the stock price at the grant date. Generally, options become exercisable in varying amounts based on years of employee service and vesting schedules. All options expire after a period of ten years from the date of grant. Other permissible stock awards include restricted stock grants, restricted stock units, stock appreciation rights or other similar stock awards (including awards that do not require the grantee to pay any amount in connection with receiving the shares or that have a purchase price that is less than the grant date fair market value of the Company’s stock).

At December 31, 2012, 4,831,855 shares reserved under the stock-based compensation plans were available for future grants.

During the year ended December 31, 2012, the Company granted 32,399 stock options with a weighted-average grant date fair value of approximately $4.77 per option. These stock options vest in 2014. The Company did not grant any stock options in 2011. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2012:

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

18. Stock-based compensation plans  – (continued)

	2012	2010
Dividend yield	0.0%	0.0%
Expected volatility	85.0%	78.1%
Risk-free interest rate	1.4%	3.1%
Expected option lives	6 years	8 years

The dividend yield was based on historical dividend information. The expected volatility was based on the historical volatility of the Company’s common stock price. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.

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

The following table presents the activity related to options under all plans for the years ended December 31, 2012, 2011, and 2010.

	2012		2011		2010
	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price	Options outstanding	Weighted- average exercise price
Balance at beginning of year	144,370	$68.90	156,522	$68.26	99,062	$121.80
Granted	32,399	4.77	—	—	77,075	5.71
Cancelled/forfeited	(29,213)	71.78	(5,715)	74.78	(19,615)	92.49
Expired	(8,110)	68.97	(6,437)	48.00	—	—
Balance at end of year	139,446	$53.39	144,370	$68.90	156,522	$68.26
Exercisable at end of year	50,997		73,345		54,806

Stock-based compensation expense related to stock options for the years ended December 31, 2012, 2011, and 2010 was approximately $0.2 million, $0.1 million, and $0.4 million, respectively. As of December 31, 2012, unrecognized compensation cost related to nonvested stock options totaled $0.1 million, which is expected to be recognized in 2013, 2014 and 2015.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

18. Stock-based compensation plans  – (continued)

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2012 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price
Under $50.00	88,449	$5.37	8.0	—	$—
$50.01 – $80.00	—	0.00	0.0	—	—
$80.01 – $120.00	30,326	97.53	3.3	30,326	97.53
$120.01 – $160.00	10,468	134.61	1.3	10,468	134.61
$160.01 – $220.00	2,470	207.49	3.1	2,470	207.49
$220.01 – $279.00	7,733	270.45	4.1	7,733	270.45
	139,446	$53.39	6.2	50,997	$136.69

The Company has also granted awards of nonvested restricted stock. During the year ended December 31, 2012, the Company granted 65,232 additional shares of restricted stock with a weighted-average grant date fair value of $5.67 per share, which vest during 2013, 2014 and 2015. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2012:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of December 31, 2011	138,864	$15.72
Granted	65,232	5.67
Cancelled/Forfeited	(21,697)	7.04
Exercised/Released	(25,208)	7.20
Nonvested as of December 31, 2012	157,191	$14.11

Nonvested restricted stock is scheduled to vest over a three year period and as of December 31, 2012 has a remaining vesting term of approximately three years. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of December 31, 2012, unrecognized compensation cost related to nonvested restricted stock totaled approximately $0.6 million, which is expected to be recognized over the next three years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2012, 2011, and 2010 was $0.9 million, $0.5 million, and $0.4 million, respectively.

The Company has also granted awards of restricted stock units (“RSUs”). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the years ended December 31, 2012, 2011, and 2010. There was no unrecognized compensation cost related to RSUs at December 31, 2012, 2011, and 2010, as all RSUs were fully-vested. There were 9,386 RSUs granted during the year ended December 31, 2012, and there were no RSUs cancelled. There were 5,695 RSUs granted during the year ended December 31, 2011 and there were no RSUs cancelled. There were no RSUs granted or cancelled during the year ended December 31, 2010. At December 31, 2012 there were 16,262 fully-vested RSUs outstanding, with a weighted-average grant date fair value of $6.45 per share. At December 31, 2011

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

18. Stock-based compensation plans  – (continued)

there were 6,876 fully-vested RSUs outstanding with a weighted-average grant date fair value of $8.45 per share. At December 31, 2010 there were 1,181 fully vested RSUs outstanding with a weighted-average grant date fair value of $40.72 per share.

19. Fair value

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

OREO:  The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value is generally determined based on third-party appraisals of fair value in an orderly sale. Historically, appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value. Since many recent real estate sales could be termed “distressed sales”, and since a preponderance have been short-sale or foreclosure related, this has directly impacted appraisal valuation estimates. Estimated costs to sell OREO are based on standard market factors. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5.0 million general valuation allowance allocated among homogenous groupings of OREO properties. At December 31, 2102 the balance in the general valuation allowance was zero. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The Company’s only financial assets measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

2012	Level 1	Level 2	Level 3
Investment securities available-for-sale	$—	$257,544	$—

2011	Level 1	Level 2	Level 3
Investment securities available-for-sale	$—	$209,506	$—

Certain assets, such as impaired loans and OREO, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at December 31, 2012 and December 31, 2011 (dollars in thousands):

2012	Level 1	Level 2	Level 3
Impaired loans with specific valuation allowances	$—	$—	$34,383
Other real estate owned	—	—	6,552
MSRs	—	—	1,308
	$—	$—	$42,243

2011	Level 1	Level 2	Level 3
Impaired loans with specific valuation allowances	$—	$—	$39,436
Other real estate owned	—	—	21,270
	$—	$—	$60,706

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

19. Fair value  – (continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31 (dollars in thousands):

	2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$34,383	Market approach	Appraised value less selling costs of 5% to 10%
			Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$6,552	Market approach	Appraised value less selling costs of 5% to 10%
MSRs	$1,308	Market approach	Weighted average prepayment speed of 10.5%

	2011
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$39,436	Market approach	Appraised value less selling costs of 5% to 10%
			Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$21,270	Market approach	Appraised value less selling costs of 5% to 10%

Other than the establishment of a general valuation allowance on OREO at December 31, 2011, the Company did not change the methodology used to determine fair value for any assets or liabilities during 2012. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during the years ended December 31, 2012 or 2011.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2012 and 2011.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using December 31, 2012 and 2011 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI:  The carrying amount approximates the estimated fair value of these instruments.

MSRs:  The estimated fair value of MRSs is calculated by discounting the expected future contractual cash flows of the MSRs. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceeds its estimated fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2012 and 2011 rates offered on those instruments.

Other borrowings:  The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s December 31, 2012 and 2011 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit:  The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2012 and 2011 were approximately as follows (dollars in thousands):

		2012		2011
	Level in fair value heirarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$113,028	$113,028	$128,439	$128,439
Investment securities:
Available-for-sale	Level 2	257,544	257,544	209,506	209,506
Held-to-maturity	Level 2	1,813	1,863	2,488	2,566
FHLB stock	Level 2	10,285	10,285	10,472	10,472
Loans held-for-sale	Level 2	2,329	2,329	506	506
Loans, net	Level 3	829,057	833,399	853,153	877,314
BOLI	Level 3	35,705	35,705	34,683	34,683
MSRs	Level 3	1,308	1,308	—	—
Financial liabilities:
Deposits	Level 2	1,076,234	1,076,550	1,086,827	1,088,210
FHLB borrowings	Level 2	60,000	64,981	60,000	65,646

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

At December 31, 2012 the Bank and Bancorp met the regulatory benchmarks to be “well-capitalized” under the applicable regulations and the Order and the Written Agreement (discussed below). At December 31, 2011 the Bank and Bancorp did not meet the 10% Tier 1 leverage ratio requirement per the Order and the Written Agreement, and were both considered “adequately capitalized” under the applicable regulations. As a result, Bancorp filed the required update to its capital plan with the FRB and the Oregon Division of Finance and Corporate Securities (“DFCS”) which was accepted by its regulators.

On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and DFCS which required the Bank to take certain measures to improve its safety and soundness.

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

Under the Order, the Bank was required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and assure that its reserve for loan losses is maintained at an appropriate level.

Among the corrective actions required were for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio was met.

The Order further required the Bank to ensure the level of the reserve for loan losses be maintained at appropriate levels to safeguard the book value of the Bank’s loans and leases, and to reduce the amount of classified loans as of the ROE to no more than 75% of capital. As of December 31, 2012, the requirement that the amount of classified loans as of the ROE be reduced to no more than 75% of capital was met. As required by the Order, all assets classified as “Loss” in the ROE have been charged-off. The Bank has also developed and implemented a process for the review and approval of all applicable asset disposition plans.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

20. Regulatory matters  – (continued)

The Order further required the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15%. As of December 31, 2012, the Bank’s primary liquidity ratio was 26.0%.

In addition, pursuant to the Order, the Bank was required to retain qualified management and to notify the FDIC and the DFCS in writing before adding any individual to its Board or employing any new senior executive officer. Under the Order, the Bank’s Board also was required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Order also restricted the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends, and from extending additional credit to certain types of borrowers.

On March 7, 2013, the Bank entered into a memorandum of understanding with the FDIC and DFCS and the Order was terminated. During the life of the memorandum of understanding the Bank may not pay dividends without the written consent of the FDIC and DFCS and the Bank must maintain higher levels of capital than required by published capital adequacy requirements, as discussed above. The Order was still in place at December 31, 2012.

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement, however at December 31, 2011 Bancorp did not meet this requirement and was considered “adequately capitalized” under the applicable regulations. As a result, Bancorp filed the required update to its capital plan with the FRB and DFCS which was accepted by its regulators.

Bancorp’s actual and required capital amounts and ratios as of December 31, 2012 and December 31, 2011 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2012:
Tier 1 leverage (to average assets)	$136,960	10.4%	$52,470	4.0%	$131,174	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	136,960	14.1	38,811	4.0	58,216	6.0
Total capital (to risk-weighted assets)	149,296	15.4	77,621	8.0	97,027	10.0
2011:
Tier 1 leverage (to average assets)	$130,172	9.4%	$55,260	4.0%	$138,151	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	130,172	13.0	39,917	4.0	59,875	6.0
Total capital (to risk-weighted assets)	143,067	14.3	79,834	8.0	99,792	10.0

(1)	Pursuant to the Written Agreement, in order to be deemed “well capitalized”, Bancorp must maintain a Tier 1 leverage ratio of at least 10.00%.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

20. Regulatory matters  – (continued)

The Bank’s actual and required capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized” under prompt corrective action provisions
Capital Amount	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2012:
Tier 1 leverage (to average assets)	$136,658	10.4%	$52,457	4.0%	$131,142	10.0%
Tier 1 capital (to risk-weighted assets)	136,658	14.1	38,803	4.0	58,205	6.0
Total capital (to risk-weighted assets)	148,991	15.4	77,607	8.0	97,008	10.0
2011:(2)
Tier 1 leverage (to average assets)	$129,473	9.4%	$55,223	4.0%	$138,059	10.0%
Tier 1 capital (to risk-weighted assets)	129,473	13.0	39,910	4.0	59,865	6.0
Total capital (to risk-weighted assets)	142,366	14.3	79,819	8.0	99,774	10.0

(1)	Pursuant to the Order, as of December 31, 2012 and 2011, in order to be deemed “well capitalized”, the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.
(2)	Adjusted to correct for an error in the computation of the Bank's regulatory capital at December 31, 2011. See Note 16 to the Company's condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

21. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011(1)
Assets:
Cash and cash equivalents	$119	$512
Investment in subsidiary	140,474	132,202
Other assets	182	177
Total assets	$140,775	$132,891
Liabilities and stockholders' equity:
Other liabilities	—	10
Stockholders' equity	140,775	132,881
Total liabilities and stockholders' equity	$140,775	$132,891

(1)	Adjusted to correct an error in the computation of the Bank's regulatory capital at December 31, 2011. See Note 16 to the Company's condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

21. Parent company financial information  – (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Income:
Interest income	$7	$6	$6
Expenses:
Administrative	1,168	758	1,071
Interest	—	158	2,031
Other	220	257	587
Total expenses	1,388	1,173	3,689
Loss before income taxes, extraordinary net gain, and equity in undistributed net losses of subsidiary	(1,381)	(1,167)	(3,683)
Credit for income taxes	35	22,074	—
Loss before extraordinary net gain and equity in undistributed net losses of subsidiary	(1,346)	20,907	(3,683)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	32,840	—
Gain (loss) before equity in undistributed net losses of subsidiary	(1,346)	53,747	(3,683)
Equity in undistributed net losses of subsidiary	7,297	(101,023)	(9,972)
Net income (loss)	$5,951	$(47,276)	$(13,655)
Comprehensive income (loss)	$6,926	$(45,915)	$(13,961)

(1)	Adjusted to correct an error in the computation of the Bank's regulatory capital at December 31, 2011. See Note 16 to the Company's condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

CASCADE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(Dollars in thousands, except per share amounts)

21. Parent company financial information  – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,951	$(47,276)	$(13,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss of subsidiary	(7,297)	101,023	9,972
Tax benefit from consolidated tax return	—	(22,094)	—
Stock-based compensation expense	1,050	649	846
Increase in other assets	(6)	(7)	(5)
(Decrease) increase in other liabilities	(9)	(5,410)	669
Net cash provided by (used in) operating activities before extraordinary gain	(311)	26,885	(2,173)
Extraordinary gain on extinguishment of junior subordinated debentures, net of tax	—	(32,840)	—
Net cash used in operating activities	(311)	(5,955)	(2,173)
Cash flows provided by investing activities – Investment in subsidiary	—	(150,400)	—
Cash flows from financing activities:
Tax effect of nonvested restricted stock	(82)	17	(147)
Proceeds from issuance of common stock	—	168,074	—
Extinguishment of junior subordinated debentures, net	—	(11,567)	—
Net cash provided by (used in) financing activities	(82)	156,524	(147)
Net increase (decrease) in cash and cash equivalents	(393)	169	(2,320)
Cash and cash equivalents at beginning of year	512	343	2,663
Cash and cash equivalents at end of year	$119	$512	$343

These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management of the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by BDO USA, LLP, the independent registered public accounting firm who has also audited the Company’s consolidated financial statements as of December 31, 2012 and for the year then ended included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon

We have audited Cascade Bancorp internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cascade Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cascade Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cascade Bancorp as of December 31, 2012, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and our report dated March 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 25, 2013

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our directors, named executive officers and board committees required by this Item 10 may be found in our Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2013 (the “Proxy Statement”) under the captions “Proposal 1 Election of Directors,” “Committees of the Board of Directors” and “Executive Officers” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information in the Proxy Statement set forth under the captions “Director Compensation for 2012” and “Executive Compensation” (including the separately captioned tables) is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 may be found in our Proxy Statement under the captions “The Board of Directors Composition and Responsibilities” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accounting fees and services appears in the Proxy Statement under the heading “Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)	The following financial statements are included in Part II, Item 8 of this Form 10-K:
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets at December 31, 2012 and 2011
•	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010
•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011, and 2010
•	Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2012, 2011, and 2010
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010
•	Notes to Consolidated Financial Statements
(2)	Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15 (a)(1) above.
(3)	We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

3.1	Articles of Incorporation of Cascade Bancorp, as amended (Filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Cascade Bancorp (Filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
*10.1	1994 Incentive Stock Option Plan (Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB, filed with the SEC in January 1994, and incorporated herein by reference)
*10.2	Incentive Stock Option Plan Letter Agreement (Entered into between the registrant and certain employees pursuant to the registrant’s 1994 Incentive Stock Option Plan) (Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB, filed with the SEC in January 1994, and incorporated herein by reference)
*10.3	Deferred Compensation Plans (Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995) (Filed as Exhibit 10.5 to the registrant’s Form 10-KSB, filed with the SEC on March 28, 1996 (File No. 000-23322), and incorporated herein by reference)
*10.4	2002 Equity Incentive Plan (Filed as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8/A, filed with the SEC on April 23, 2003 (File No. 333-87884), and incorporated herein by reference)
*10.5	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Patricia L. Moss, entered into February 18, 2008 (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008 (File No. 000-23322), and incorporated herein by reference)

*10.6	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Gregory D. Newton entered into February 18, 2008 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008 (File No. 000-23322), and incorporated herein by reference)
*10.7	Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Peggy L. Biss entered into February 18, 2008 (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008 (File No. 000-23322), and incorporated herein by reference)
*10.8	Supplemental Employee Retirement Plan between Bank of the Cascades and Patricia L. Moss entered into February 28, 2008 (Filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
*10.9	Supplemental Employee Retirement Plan between Bank of the Cascades and Michael J. Delvin entered into March 3, 2008 (Filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
*10.10	Supplemental Employee Retirement Plan between Bank of the Cascades and Gregory D. Newton entered into March 20, 2008 (Filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
*10.11	First Amended and Restated Change in Control Agreement between Cascade Bancorp, Bank of the Cascades, and Michael J. Delvin entered into December 15, 2008 (Filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
10.12	Agreement, together with Order to Cease and Desist dated August 27, 2009 (Order to Cease and Desist filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2009, and incorporated herein by reference)
10.13	Written Agreement dated October 26, 2009 between Cascade Bancorp, Federal Reserve Bank of San Francisco and Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
10.14	Amended and Restated Securities Purchase Agreement between Cascade Bancorp and David F. Bolger, dated November 16, 2010 (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.15	Amended and Restated Securities Purchase Agreement between Cascade Bancorp and BOTC Holdings LLC, dated November 16, 2010 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.16	Securities Purchase Agreement between Cascade Bancorp and LG C-Co, LLC, dated November 16, 2010 (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.17	Securities Purchase Agreement between Cascade Bancorp and WLR CB AcquisitionCo LLC, dated November 16, 2010 (Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.18	Securities Purchase Agreement between Cascade Bancorp and Weichert Enterprise LLC, Michael F. Rosinus R/O IRA, Keefe Ventures Fund LP, Alden Global Value Recovery Master Fund, L.P. and Cougar Trading, LLC, dated November 16, 2010 (Filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)
10.19	Commercial Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated as of September 22, 2011 (Filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)

10.20	Residential Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated as of September 22, 2011 (Filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
10.21	Registration Rights Agreement, dated as of April 20, 2011, by and among Cascade Bancorp and Michael F. Rosinus R/O IRA (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 26, 2011, and incorporated herein by reference)

†*10.22	Form of Indemnification Agreement by and between Cascade Bancorp and certain of its directors
†*10.23	Form of Indemnification Agreement by and between Bank of the Cascades and certain of its directors
10.24	Registration Rights Agreement, dated as of January 28, 2011, by and among Cascade Bancorp and the Investors party thereto (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2011, and incorporated herein by reference)
10.25	Shareholders Agreement dated December 27, 2005, by and among Cascade Bancorp, David F. Bolger and Two-Forty Associates (Filed as Exhibit 4 to the Schedule 13D filed by Mr. David Bolger and Two-Forty Associates on April 27, 2006 (File No. 005-81598) and incorporated herein by reference)
†*10.26	2008 Performance Incentive Plan, as amended
†21.1	Subsidiaries of the registrant
†23.1	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP
†23.2	Consent of Independent Registered Public Accounting Firm — Delap LLP
†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-4(a)
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-4(a)
††32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.

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

Terry E. Zink, CEO and President, Director (Principal Executive Officer)	Date:
Ryan R. Patrick, Director, Chairman	Date:
Patricia L. Moss, Director, Vice Chairman	Date:
Jerol E. Andres, Director	Date:
Chris Casciato, Director	Date:
Michael J. Connolly, Director	Date:
Henry H. Hewitt, Director	Date:
Judith A. Johansen, Director	Date:
J. LaMont Keen, Director	Date:
James B. Lockhart III, Director	Date:
Thomas M. Wells, Director	Date:
Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: