Form 10-K/A
period 2012-12-31
CASCADE BANCORP
filed 2013-03-29
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Cascade Bancorp (“Bancorp”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 25, 2013 (the “Original Filing”), for the sole purpose of inserting the conformed signatures of Bancorp and those duly authorized persons who signed on behalf of Bancorp, and the dates of such signatures. Such conformed signatures and dates were inadvertently omitted from the electronic version of the signature page to the Original Filing, although Bancorp had a manually signed copy of the signature page of the Original Filing in its possession when the Original Filing was made. Additionally, the certifications pursuant to both Section 302 and 906 of the Sarbanes-Oxley Act of 2002 included in the Original Filing have been updated to reflect the filing date of this Amendment.

Except for the aforementioned amended information, this Amendment does not amend or update any information contained in the Original Filing, and we have not updated the disclosures contained therein to reflect events that occurred at any subsequent date. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

CASCADE BANCORP
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terry E. Zink Terry E. Zink, CEO and President, Director (Principal Executive Officer)	Date: March 25, 2013
/s/ Ryan R. Patrick Ryan R. Patrick, Director, Chairman	Date: March 25, 2013
/s/ Patricia L. Moss Patricia L. Moss, Director, Vice Chairman	Date: March 25, 2013
/s/ Jerol E. Andres Jerol E. Andres, Director	Date: March 25, 2013
/s/ Chris Casciato Chris Casciato, Director	Date: March 25, 2013
/s/ Michael J. Connolly Michael J. Connolly, Director	Date: March 25, 2013
/s/ Henry H. Hewitt Henry H. Hewitt, Director	Date: March 25, 2013
/s/ Judith A. Johansen Judith A. Johansen, Director	Date: March 25, 2013
/s/ J. LaMont Keen J. LaMont Keen, Director	Date: March 25, 2013
/s/ James B. Lockhart III James B. Lockhart III, Director	Date: March 25, 2013
/s/ Thomas M. Wells Thomas M. Wells, Director	Date: March 25, 2013
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 25, 2013