Form 10-Q
period 2013-03-31
CASCADE BANCORP
filed 2013-05-13
CIK 865911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_________

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,300,782 shares of no par value Common Stock as of May 6, 2013.

CASCADE BANCORP & SUBSIDIARY

FORM 10-Q

QUARTERLY REPORT

MARCH 31, 2013

	INDEX

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets:
	March 31, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations:
	Three months ended March 31, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Income:
	Three months ended March 31, 2013 and 2012	5

	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	35

Item 4.	Controls and Procedures.	35

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37
2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cascade Bancorp & Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
PART I: FINANCIAL INFORMATION
Cash and cash equivalents:
Cash and due from banks	$31,430	$31,354
Interest bearing deposits	113,243	81,651
Federal funds sold	22	23
Total cash and cash equivalents	144,695	113,028
Investment securities available-for-sale	232,672	257,544
Investment securities held-to-maturity, estimated fair value of $1,847 ($1,863 in 2012)	1,806	1,813
Federal Home Loan Bank (FHLB) stock	10,192	10,285
Loans held for sale	1,444	2,329
Loans, net	850,765	829,057
Premises and equipment, net	34,166	34,239
Bank-owned life insurance (BOLI)	35,916	35,705
Other real estate owned (OREO), net	5,684	6,552
Accrued interest and other assets	11,165	10,865
Total assets	$1,328,505	$1,301,417

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$387,451	$410,258
Interest bearing demand	541,343	496,674
Savings	43,419	40,030
Time	131,974	129,272
Total deposits	1,104,187	1,076,234
FHLB borrowings	60,000	60,000
Accrued interest and other liabilities	22,269	24,408
Total liabilities	1,186,456	1,160,642

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,259,784 issued and outstanding (47,326,306 in 2012)	330,150	330,024
Accumulated deficit	(191,236)	(192,933)
Accumulated other comprehensive income	3,135	3,684
Total stockholders' equity	142,049	140,775
Total liabilities and stockholders' equity	$1,328,505	$1,301,417

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Operations

Three Months ended March 31, 2013 and 2012

(Dollars in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2013	2012
Interest income:
Interest and fees on loans	$11,238	$13,113
Interest on investments	1,322	1,416
Other investment income	37	67
Total interest income	12,597	14,596

Interest expense:
Deposits:
Interest bearing demand	166	372
Savings	5	9
Time	333	616
Other borrowings	474	474
Total interest expense	978	1,471

Net interest income	11,619	13,125
Loan loss provision	-	1,100
Net interest income after loan loss provision	11,619	12,025

Noninterest income:
Service charges on deposit accounts	735	870
Card issuer and merchant services fees, net	751	589
Earnings on BOLI	211	274
Mortgage banking income, net	1,160	648
Other income	499	585
Total noninterest income	3,356	2,966

Noninterest expense:
Salaries and employee benefits	7,647	7,671
Occupancy	1,155	1,153
Equipment	368	373
Communications	366	368
FDIC insurance	445	695
OREO	277	684
Professional services	681	852
Other expenses	2,372	2,112
Total noninterest expense	13,311	13,908

Income before income taxes	1,664	1,083
Provision (credit) for income taxes	(32)	25
Net income	$1,696	$1,058

Basic and diluted income per share:
Net income per common share	$0.04	$0.02

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Comprehensive Income

Three Months ended March 31, 2013 and 2012

(Dollars in thousands)

(unaudited)

	Three months ended
	March 31,
	2013	2012

Net Income	$1,696	$1,058

Other Comprehensive income:
Unrealized (losses) gains on investment securities available for sale	(885)	4
Tax effect of the unrealized (losses) gains on investment securities available for sale	337	(1)
Comprehensive income	$1,148	$1,061

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Condensed Consolidated Statements of Cash Flows

Three Months ended March 31, 2013 and 2012

(Dollars in thousands)

(unaudited)

	Three months ended
	March 31,
	2013	2012

Net cash provided by operating activities	4,084	6,240

Investing activities:
Purchases of investment securities available-for-sale	-	(55,950)
Purchases of mutual funds	(3)	(3)
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	22,974	23,456
Proceeds from maturities, calls of investment securities held-to-maturity	7	-
Proceeds from sale of FHLB stock	93	-
Loan (increases) reductions, net	(24,627)	26,208
Purchases of premises and equipment, net	(382)	(137)
Proceeds from sales of OREO	1,568	1,605
Net cash used in investing activities	(370)	(4,821)

Financing activities:
Net increase in deposits	27,953	6,855
Tax effect of nonvested restricted stock	-	(36)
Net cash provided by financing activities	27,953	6,819
Net increase in cash and cash equivalents	31,667	8,238
Cash and cash equivalents at beginning of period	113,028	128,439
Cash and cash equivalents at end of period	$144,695	$136,677

Supplemental disclosures of cash flow information:
Interest paid	$1,020	$1,510
Loans transferred to OREO	$940	$716

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, the “Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The condensed consolidated financial statements as of and for the year ended December 31, 2012 were derived from audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2012 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts in 2012 have been reclassified to conform to the 2013 presentation, however the reclassifications do not have a material impact on the condensed consolidated financial statements.

2.	Investment Securities

Investment securities at March 31, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2013
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$200,226	$4,973	$628	$204,571
Non-agency MBS	17,747	318	17	18,048
U.S. Agency asset-backed securities	9,151	498	118	9,531
Mutual fund	492	30	-	522
	$227,616	$5,819	$763	$232,672
Held-to-maturity
Tax credit investments	$784	$-	$-	$784
Obligations of state and political subdivisions	1,022	41	-	1,063
	$1,806	$41	$-	$1,847

December 31, 2012
Available-for-sale
U.S. Agency MBS *	$216,141	$5,426	$252	$221,315
Non-agency MBS	20,601	253	-	20,854
U.S. Agency asset-backed securities	9,374	599	118	9,855
Commercial paper	5,000	-	-	5,000
Mutual fund	486	34	-	520
	$251,602	$6,312	$370	$257,544
Held-to-maturity
Tax credit investments	$790	$-	$-	$790
Obligations of state and political subdivisions	1,023	50	-	1,073
	$1,813	$50	$-	$1,863

* U.S. Agency MBS include private label MBS of approximately $13.6 million and $14.4 million at March 31, 2013 and December 31, 2012, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at March 31, 2013 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
Due in one year or less	$-	$-	$315	$317
Due after one year through three years	56	55	707	746
Due after three years through five years	10	10	-	-
Due after five years through ten years	48,408	48,263	-	-
Due after ten years	178,650	183,822	-	-
Mutual fund	492	522	-	-
Tax credit investments	-	-	784	784
	$227,616	$232,672	$1,806	$1,847

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2013
U.S. Agency MBS	$46,579	$481	$3,175	$147	$49,754	$628
Non-Agency MBS	3,559	17	254	-	3,813	17
U.S. Agency asset-backed securities	-	-	2,658	118	2,658	118
	$50,138	$498	$6,087	$265	$56,225	$763

December 31, 2012
U.S. Agency MBS	$34,114	$43	$12,718	$209	$46,832	$252
U.S. Agency asset-backed securities	-	-	2,750	118	2,750	118
	$34,114	$43	$15,468	$327	$49,582	$370

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at March 31, 2013 and December 31, 2012 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of March 31, 2013, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

3.	Loans and reserve for credit losses

The composition of the loan portfolio at March 31, 2013 and December 31, 2012 was as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$199,026	22.7%	$196,821	22.9%
Non-owner occupied and other	345,969	39.4%	328,480	38.3%
Total commercial real estate loans	544,995	62.1%	525,301	61.2%
Construction	38,834	4.4%	45,650	5.3%
Residential real estate	93,475	10.7%	85,494	10.0%
Commerical and industrial	161,758	18.4%	162,213	18.9%
Consumer	38,022	4.4%	39,506	4.6%
Total loans	877,084	100.0%	858,164	100.0%

Less:
Deferred loan fees	(1,771)		(1,846)
Reserve for loan losses	(24,548)		(27,261)
Loans, net	$850,765		$829,057

For the first quarter of 2013, total loan balances increased by $18.9 million mainly due to increased commercial real estate (“CRE”) loans as well as residential real estate loans. The increase in CRE loans was mainly due to a few large commercial office loans in our local markets.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area). As such, the Bank’s results of operations and financial condition are affected by the general economic trends and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 77% of the Bank’s loan portfolio at March 31, 2013 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions currently appear to be stabilizing, real estate prices remain at markedly lower levels compared to periods before the economic recession that began in 2008. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of nonperforming assets, net charge-offs, and loan loss provision. Management is targeting to reduce CRE concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At March 31, 2013 and December 31, 2012, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $11.3 million and $12.7 million, respectively.

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

At March 31, 2013 and December 31, 2012, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

The decline in the reserve for loan losses from December 31, 2012 to March 31, 2013 was mainly related to the Bank’s ongoing remediation of adversely classified loans.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer		Unallocated	Total
For the three months ended March 31, 2013
Allowance for Loan Losses
Balance at December 31, 2012	$11,596	$1,583	$3,551	$7,267	$2,177	#	$1,087	$27,261
Loan loss provision (credit)	(280)	316	182	125	86		(429)	-
Recoveries	178	124	117	512	59		-	990
Loans charged off	(269)	(787)	(136)	(2,228)	(283)		-	(3,703)
Balance at end of period	$11,225	$1,236	$3,714	$5,676	$2,039		$658	$24,548

Reserve for unfunded lending commitments
Balance at December 31, 2012	$48	$268	$25	$75	$24		$-	$440
Provision for unfunded loan commitments	-	-	-	-	-		-	-
Balance at end of period	$48	$268	$25	$75	$24		$-	$440

Reserve for credit losses
Reserve for loan losses	$11,225	$1,236	$3,714	$5,676	$2,039		$658	$24,548
Reserve for unfunded lending commitments	48	268	25	75	24		-	440
Total reserve for credit losses	$11,273	$1,504	$3,739	$5,751	$2,063		$658	$24,988

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended March 31, 2012
Allowance for Loan Losses
Balance at December 31, 2011	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision	667	(489)	1,132	(919)	709	-	1,100
Recoveries	6	151	34	180	89	-	460
Loans charged off	(7)	-	(561)	(644)	(302)	-	(1,514)
Balance at end of period	$22,314	$5,060	$3,864	$9,908	$2,788	$17	$43,951

Reserve for unfunded lending commitments
Balance at December 31, 2011	$28	$29	$184	$487	$822	$-	$1,550
Provision for unfunded loan commitments	-	-	-	-	-	-	-
Balance at end of period	$28	$29	$184	$487	$822	$-	$1,550

Reserve for credit losses
Reserve for loan losses	$22,314	$5,060	$3,864	$9,908	$2,788	$17	$43,951
Reserve for unfunded lending commitments	28	29	184	487	822	-	1,550
Total reserve for credit losses	$22,342	$5,089	$4,048	$10,395	$3,610	$17	$45,501

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans, by portfolio segment and impairment evaluation method at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2013
Commercial real estate	$1,312	$9,913	$11,225	$44,060	$500,935	$544,995
Construction	416	820	1,236	3,293	35,541	38,834
Residential real estate	1,141	2,573	3,714	4,833	88,642	93,475
Commerical and industrial	1,230	4,446	5,676	9,165	152,593	161,758
Consumer	330	1,709	2,039	1,938	36,084	38,022
	$4,429	$19,461	23,890	$63,289	$813,795	$877,084
Unallocated			658
			$24,548

December 31, 2012
Commercial real estate	$1,088	$10,508	$11,596	$42,859	$482,442	$525,301
Construction	440	1,143	1,583	9,734	35,916	45,650
Residential real estate	1,141	2,410	3,551	4,840	80,654	85,494
Commerical and industrial	829	6,438	7,267	9,602	152,611	162,213
Consumer	301	1,876	2,177	1,636	37,870	39,506
	$3,799	$22,375	26,174	$68,671	$789,493	$858,164
Unallocated			1,087
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

A loan can also be considered Acceptable even though the borrower may have some vulnerability to downturns in the economy due to marginally satisfactory working capital and debt service cushion. Availability of alternate financing sources may be limited or nonexistent. In some cases, the borrower’s management, may have limited depth or continuity but is still considered capable. An adequate primary source of repayment is identified while secondary sources may be illiquid, more speculative, less readily identified, or reliant upon collateral liquidation. Loan agreements will be well defined, including several financial performance covenants and detailed operating covenants. This category also includes commercial loans to individuals with average or better than average capacity to repay.

Pass-Watch

Loans are graded Pass-Watch when temporary situations increase the level of the Bank’s risk associated with the loan, and remain graded Pass-Watch until the situation has been corrected. These situations may involve one or more weaknesses in cash flow, collateral value or indebtedness that could, if not corrected within a reasonable period of time, jeopardize the full repayment of the debt. In general, loans in this category remain adequately protected by the borrower’s net worth and paying capacity, or pledged collateral.

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

During the first quarter of 2013, the Bank significantly reduced loans classified as special mention and substandard by $57.2 million by working with customers to either payoff, paydown, restructure and/or foreclose on the loans.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
March 31, 2013
Commercial real estate:
Owner occupied	$121,494	$34,451	$9,185	$33,896	$199,026
Non-owner occupied	236,223	59,091	22,605	28,050	345,969
Total commercial real estate loans	357,717	93,542	31,790	61,946	544,995
Construction	27,649	7,048	728	3,409	38,834
Residential real estate	86,840	1,877	1,371	3,387	93,475
Commerical and industrial	140,118	5,834	3,243	12,563	161,758
Consumer	37,416	605	-	1	38,022
	$649,740	$108,906	$37,132	$81,306	$877,084

December 31, 2012
Commercial real estate:
Owner occupied	$122,125	$26,326	$13,622	$34,748	$196,821
Non-owner occupied	214,990	39,879	24,910	48,701	328,480
Total commercial real estate loans	337,115	66,205	38,532	83,449	525,301
Construction	25,308	6,079	1,795	12,468	45,650
Residential real estate	74,576	2,207	2,086	6,625	85,494
Commerical and industrial	126,208	7,005	6,473	22,527	162,213
Consumer	37,264	603	-	1,639	39,506
	$600,471	$82,099	$48,886	$126,708	$858,164

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at March 31, 2013 and December 31, 2012 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
March 31, 2013
Commercial real estate:
Owner occupied	$3,464	$4,613	$8,077	$190,949	$199,026
Non-owner occupied	460	3,708	4,168	341,801	345,969
Total commercial real estate loans	3,924	8,321	12,245	532,750	544,995
Construction	298	1,166	1,464	37,370	38,834
Residential real estate	326	462	788	92,687	93,475
Commerical and industrial	2,665	2,337	5,002	156,756	161,758
Consumer	40	14	54	37,968	38,022
	$7,253	$12,300	$19,553	$857,531	$877,084

December 31, 2012
Commercial real estate:
Owner occupied	$1,240	$4,221	$5,461	$191,360	$196,821
Non-owner occupied	8,660	7,183	15,843	312,637	328,480
Total commercial real estate loans	9,900	11,404	21,304	503,997	525,301
Construction	1,288	2,793	4,081	41,569	45,650
Residential real estate	818	364	1,182	84,312	85,494
Commerical and industrial	2,825	1,858	4,683	157,530	162,213
Consumer	61	12	73	39,433	39,506
	$14,892	$16,431	$31,323	$826,841	$858,164

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.2 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively.

The following table presents information related to impaired loans, by portfolio class, at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
March 31, 2013
Commercial real estate:
Owner occupied	$5,472	$8,965	$14,437	$16,970	$712
Non-owner occupied	4,511	25,112	29,623	31,359	600
Total commercial real estate loans	9,983	34,077	44,060	48,329	1,312
Construction	2,418	875	3,293	3,323	416
Residential real estate	4,539	294	4,833	5,021	1,141
Commerical and industrial	6,401	2,764	9,165	10,560	1,230
Consumer	1,938	-	1,938	1,938	330
	$25,279	$38,010	$63,289	$69,171	$4,429

December 31, 2012
Commercial real estate:
Owner occupied	$8,538	$7,443	$15,981	$21,610	$988
Non-owner occupied	3,712	23,166	26,878	32,630	100
Total commercial real estate loans	12,250	30,609	42,859	54,240	1,088
Construction	2,348	7,386	9,734	9,867	440
Residential real estate	4,530	310	4,840	5,018	1,141
Commerical and industrial	6,493	3,109	9,602	10,982	829
Consumer	1,636	-	1,636	1,638	301
	$27,257	$41,414	$68,671	$81,745	$3,799

At March 31, 2013 and December 31, 2012, the total recorded balance of impaired loans in the above table included $40.9 million and $43.6 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Commercial real estate:
Owner occupied	$15,209	$14,985
Non-owner occupied	28,250	36,640
Total commercial real estate loans	43,459	51,625
Construction	6,514	4,207
Residential real estate	4,836	5,552
Commerical and industrial	9,384	11,341
Consumer	1,788	997
	$65,981	$73,722

Interest income recognized for cash payments received on impaired loans for the three months ended March 31, 2013 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at March 31, 2013 and December 31, 2012 is as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Commercial real estate:
Owner occupied	$5,727	$4,836
Non-owner occupied	4,465	5,756
Total commercial real estate loans	10,192	10,592
Construction	1,211	2,839
Residential real estate	735	556
Commerical and industrial	3,913	3,233
Total non-accrual loans	16,051	17,220

Accruing loans which are contractually past due 90 days or more:
Commerical real estate:
Owner occupied	153	-
Non-owner occupied	-	1,427
Total commercial real estate loans	153	1,427
Residential real estate	-	94
Consumer	14	12
Total accruing loans which are contractually past due 90 days or more	167	1,533

TDRs

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

The Company allocated $2.7 million of specific reserves to customers whose loan terms have been modified in TDRs as of both March 31, 2013 and December 31, 2012. TDRs involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure. These concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the three months ended March 31,
	2013		2012
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	5	$27,677	3	$1,601
Construction	2	115	-	-
Residential real estate	3	152	6	272
Commerical and industrial	8	399	4	200
Consumer	12	358	20	181
	30	$28,701	33	$2,254

The increase in the outstanding recorded investment of loans modified and recorded as TDRs during the three months ended March 31, 2013 was the result of restructuring a large CRE credit in the Bank’s loan portfolio.

There was no change in the pre and post TDR outstanding recorded investment for loans restructured during the twelve months ended March 31, 2013 and 2012. At both March 31, 2013 and 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $0.02 million, respectively.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three months ended March 31, 2013 by the primary type of concession granted:

Three months ended March 31, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	-	115	-	115
Residential real estate	-	152	-	152
Commerical and industrial	174	173	52	399
Consumer	-	358	-	358
	$3,983	$3,166	$21,552	$28,701

The following table presents, by portfolio segment, the TDRs which had payment defaults during the three months ended March 31, 2013 and 2012 that had been previously restructured within the last twelve months prior to March 31, 2013 and 2012:

	For the three months ended March 31,
	2013		2012
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	2	$3,500	1	$2,264
Construction	-	-	1	160
Residential real estate	-	-	1	40
Commercial and industrial loans	-	-	2	4,858
Consumer loans	-	-	4	42
	2	$3,500	9	$7,364

4.	Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in accrued interest and other assets in the condensed consolidated financial statements as of March 31, 2013 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at March 31, 2013 and December 31, 2012 was $1.5 million and $1.3 million, respectively, which includes valuation allowances of $0.2 million.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$1,308	$-
Additions	166	300
Amortization	72	-
Change in valuation allowance	-	-
Balances at end of period	$1,546	$300

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended March 31,
	2013	2012
Origination and processing fees	$174	$98
Gain on sales of mortgage loans, net	964	534
MSR valuation allowance	-	-
Servicing fees	95	16
Amortization	(73)	-
Mortgage banking income, net	$1,160	$648

5.	Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$6,552	$21,270
Additions	940	716
Dispositions	(5,360)	(6,061)
Change in valuation allowance	3,552	2,161
Balances at end of period	$5,684	$18,086

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$10,642	$30,287
Additions to the valuation allowance	197	86
Reductions due to sales	(3,749)	(2,247)
Balance at end of period	$7,090	$28,126

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended March 31,
	2013	2012
Operating costs	$36	$636
Net (gains) losses on dispositions	44	(38)
Increases in valuation allowance	197	86
Total	$277	$684

6.	Basic and Diluted Net Income per Common Share

The Company’s basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted net income per common share for the three months ended March 31, 2013 and 2012 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2013	2012
Net income	$1,696	$1,058

Weighted-average shares outstanding - basic	47,141,298	47,091,805
Dilutive securities	112,632	142,916
Weighted-average shares outstanding - diluted	47,253,930	47,234,721
Common stock equivalent shares excluded due to antidilutive effect	32,399	10,026

Basic and diluted:
Net income per common share	$0.04	$0.02
Net income per common share (diluted)	$0.04	$0.02

7.	Stock-Based Compensation

At March 31, 2013, 4,835,407 shares reserved under the stock-based compensation plans were available for future grants.

During the three months ended March 31, 2013, the Company granted 8,824 additional shares of restricted stock with a weighted-average grant date fair value of $6.80 per share, which vest during 2016. During the same period, the Company also granted 5,507 stock options with a weighted-average grant date fair value of approximately $6.80 per option. These stock options vest in 2016. During the three months ended March 31, 2012, the Company granted 46,794 additional shares of restricted stock with a weighted-average grant date fair value of $5.82 per share, which vest during 2014 and 2015. During the same period, the Company also granted 19,412 stock options with a weighted-average grant date fair value of approximately $4.25 per option. These stock options vest in 2014.The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2013 and 2012:

	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	77.2%	85.0%
Risk-free interest rate	1.1%	1.4%
Expected option lives	6 years	6 years

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

The following table presents the activity related to stock options for the three months ended March 31, 2013 and 2012:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2013	139,446	$53.39	6.2	$79.4
Granted	5,507	6.80	10.0	-
Cancelled/forefeited	(3,010)	47.20	N/A	N/A
Expired	(10,806)	90.72	N/A	N/A
Options outstanding at March 31, 2013	131,137	$48.50	6.6	$88.2
Options exercisable at March 31, 2013	92,781	$66.45	5.5	$56.8

Options outstanding at January 1, 2012	144,370	$68.90	5.9	$-
Granted	19,412	4.25	9.9	27.8
Cancelled/forefeited	(17,396)	65.55	N/A	N/A
Expired	(8,092)	68.93	N/A	N/A
Options outstanding at March 31, 2012	138,294	$60.24	6.6	$27.8
Options exercisable at March 31, 2012	57,032	$138.45	3.9	$-

Stock-based compensation expense related to stock options for the three months ended March 31, 2013 and 2012 was approximately $0.03 million and $0.05 million, respectively. As of March 31, 2013, there was approximately $0.2 million unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the three months ended March 31, 2013:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2013	157,191	$14.11
Granted	8,824	6.80
Vested	(49,216)	6.12
Cancelled/forefeited	(4,167)	7.12
Nonvested as of March 31, 2013	112,632	$17.29

Nonvested restricted stock is generally scheduled to vest over a three year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of March 31, 2013, unrecognized compensation cost related to nonvested restricted stock totaled approximately $0.5 million, which is expected to be recognized over the next three years. Total expense recognized by the Company for nonvested restricted stock for the three months ended March 31, 2013 and 2012 was $0.1 million and is being amortized to expense on a straight-line basis over the applicable vesting periods. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at March 31, 2013 and December 31, 2012, as all RSUs were fully-vested at the date of the grant.

8.	Income Taxes

During the three months ended March 31, 2013, the Company recorded an income tax credit of approximately $0.03 million. This provision for income taxes was calculated based on management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences. Accordingly, this calculation and the estimated income tax amounts are subject to adjustment as additional facts become available and management’s estimates are revised.

Management determined the amount of the deferred tax valuation allowance at March 31, 2013 and December 31, 2012 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial, and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

As of March 31, 2013, the Company maintained a full valuation allowance against the deferred tax asset balance of $41.7 million. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement and tax recognition of revenue and expenses, the recapture of previously realized deferred tax assets that are now deemed unrealizable, and a reduction of deferred tax assets due to Section 382 of the Internal Revenue Code. See also “Critical Accounting Policies and Accounting Estimates – Deferred Income Taxes” included in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

9.	Fair Value Measurements

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

MSRs: The estimated fair value of MSRs is calculated by discounting the expected future contractual cash flows of the MSRs. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceeds its estimated fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

The Company’s only financial assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2013
Investment securities available - for - sale	$-	$232,672	$-

December 31, 2012
Investment securities available - for - sale	$-	$257,544	$-

Certain assets, such as impaired loans and OREO, are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2013
Impaired loans with specific valuation allowances	$-	$-	$25,279
Other real estate owned	-	-	5,684
MSRs	-	-	1,546
	$-	$-	$32,509

December 31, 2012
Impaired loans with specific valuation allowances	$-	$-	$34,383
Other real estate owned	-	-	6,552
MSRs	-	-	1,308
	$-	$-	$42,243

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$25,279	Market approach	Appraised value less selling costs of 5% to 10%
			Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$5,684	Market approach	Appraised value less selling costs of 5% to 10%
MSRs	$1,546	Market approach	Weighted average prepayment speed of 10.5%

	December 31, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$34,383	Market approach	Appraised value less selling costs of 5% to 10%
			Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$6,552	Market approach	Appraised value less selling costs of 5% to 10%
MSRs	$1,308	Market approach	Weighted average prepayment speed of 10.5%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2012, or during the three months ended March 31, 2013. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2012 or the three months ended March 31, 2013.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2013 and December 31, 2012.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using March 31, 2013 and December 31, 2012 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

MSRs: See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the March 31, 2013 and December 31, 2012 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s March 31, 2013 and December 31, 2012 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2013 and December 31, 2012 were approximately as follows (dollars in thousands):

		March 31, 2013		December 31, 2012
	Level in Fair Value Heirarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$144,695	$144,695	$113,028	$113,028
Investment securities:
Available-for-sale	Level 2	232,672	232,672	257,544	257,544
Held-to-maturity	Level 2	1,806	1,847	1,813	1,863
FHLB stock	Level 2	10,192	10,192	10,285	10,285
Loans held-for-sale	Level 2	1,444	1,444	2,329	2,329
Loans, net	Level 3	850,765	855,819	829,057	833,399
BOLI	Level 3	35,916	35,916	35,705	35,705
MSRs	Level 3	1,546	1,546	1,308	1,308

Financial liabilities:
Deposits	Level 2	1,104,187	1,104,158	1,076,234	1,076,550
FHLB borrowings	Level 2	60,000	64,595	60,000	64,981

10.      Regulatory Matters

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bancorp’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

On March 7, 2013, the Bank entered into a memorandum of understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and Oregon Division of Finance and Corporate Securities (“DFCS”) which terminated the cease-and-desist order (the “Order”) that had been in effect between the Bank, the FDIC and the DFCS since August 2009. During the life of the MOU, the Bank may not pay dividends without the written consent of the FDIC and DFCS and the Bank must maintain higher levels of capital than required by published capital adequacy requirements.

The MOU requires the Bank to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10%. As of March 31, 2013 and December 31, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio was met.

On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of March 31, 2013 and December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement.

Bancorp’s actual and required capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2013
Tier 1 leverage (to average assets)	$138,759	10.7%	$51,784	4.0%	$129,459	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	138,759	14.3	38,793	4.0	58,189	6.0
Total capital (to risk-weighted assets)	151,055	15.6	77,585	8.0	96,982	10.0

December 31, 2012:
Tier 1 leverage (to average assets)	$136,960	10.4%	$52,470	4.0%	$131,174	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	136,960	14.1	38,811	4.0	58,216	6.0
Total capital (to risk-weighted assets)	149,296	15.4	77,621	8.0	97,027	10.0

(1) Pursuant to the Written Agreement, in order to be deemed "well capitalized", Bancorp must maintain a Tier 1 leverage ratio of at least 10.00%.

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2013
Tier 1 leverage (to average assets)	$138,395	10.7%	$51,773	4.0%	$129,432	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	138,395	14.3	38,785	4.0	58,178	6.0
Total capital (to risk-weighted assets)	150,688	15.5	77,570	8.0	96,963	10.0

December 31, 2012 (2):
Tier 1 leverage (to average assets)	$136,658	10.4%	$52,457	4.0%	$131,142	10.0	%(1)
Tier 1 capital (to risk-weighted assets)	136,658	14.1	38,803	4.0	58,205	6.0
Total capital (to risk-weighted assets)	148,991	15.4	77,607	8.0	97,008	10.0

(1) Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%.

11.      New Authoritative Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The provisions of ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The provisions of ASU 2013-02 are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

12.      Commitments and Contingencies

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2013, including its audited 2012 consolidated financial statements and the notes thereto as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012.

In this documents please note that “we” “our” “us” “Cascade” or the “Company” refer collectively to Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”).

Cautionary Information Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2013 for the year ended December 31, 2012.

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

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see "Loan Portfolio and Credit Quality” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Due to cumulative losses incurred by the Company in prior years and related considerations, the Company is unable to conclude that it is more likely than not that it will realize its net deferred tax asset and, accordingly, has recorded a valuation allowance to fully offset its deferred tax asset at March 31, 2013 and December 31, 2012. Realization of deferred tax assets is generally dependent upon the Company generating future taxable income, and is subject to limitations arising from the $177.0 million capital raise completed by the Company in January 2011 (the “Capital Raise”) that could result in permanent impairment of a material portion of the Company’s deferred tax assets and/or limit deductibility of certain losses.

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

Economic Conditions

The Company’s business is closely tied to the economies of Idaho and Oregon in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. The uncertain depth and duration of the present sluggish economic conditions could cause further deterioration of these local economies, resulting in an adverse effect on the Company’s financial condition and results of operations. Real estate values in these areas have declined and may continue to fall or remain depressed for an uncertain amount of time. Unemployment rates in these areas continue to be high and could increase further. Business activity across a wide range of industries and regions has been impacted and local governments and many businesses are facing serious challenges due to uneven consumer spending primarily caused by elevated unemployment and uncertainty. Recently, the national and regional economies and real estate price declines have appeared to show signs of stabilization. However, elevated unemployment, business and consumer confidence, national fiscal policy and other indicators continue to suggest that the future direction of the economy remains uncertain.

Financial Highlights and Summary of the First Quarter of 2013 (period ended March 31, 2013)

•	Net Income: $1.7 million or $0.04 per share compared to $1.1 million and $0.02 for the year ago quarter.
•	Loans: Gross loans up $19.0 million or 8.75% (annualized) compared to December 31, 2012.
•	Deposits: Total deposits up $28.0 million or 11.06% (annualized) compared to December 31, 2012.
•	Credit Quality: Remediated $57.2 million of loans classified as special mention or substandard during the first quarter of 2013, representing 6.52% of total loans.
•	Credit Quality: Reserve for loan losses at $24.5 million or 2.80% of loans. No loan loss provision was made in the first quarter of 2013.
•	Credit Quality: Net charge-offs for the quarter were $2.7 million, or 1.25% of loans (annualized) mainly related to resolution of special mention and substandard loans.
•	Credit Quality: Non-performing assets were 1.65% of total assets at March 31, 2013 compared to 2.03% at March 31, 2012.
•	Net Interest Margin (“NIM”): NIM was 3.92% at March 31, 2013 compared to 4.31% at March 31, 2012.

RESULTS OF OPERATIONS –Three Months ended March 31, 2013 and 2012

Summary of Priorities

The Company made continued and substantive progress toward its key priorities including (1) revitalizing quality loan and deposit growth; (2) reducing legacy special mention and substandard assets; and (3) improving fee income and efficiency. Management has set these priorities to achieve an improving core earnings trajectory underpinned by a quality loan portfolio. First quarter of 2013 loan growth was $19.0 million or 8.75% (annualized) compared to December 31, 2012 despite offsets related to ongoing remediation of special mention and substandard loans. Remediation during the first quarter of 2013 was substantial with a $57.2 million reduction in special mention and substandard loans, representing 6.52% of total loans, through targeted payoffs/paydowns, note sales and/or restructure of adversely risk rated legacy loans. Management believes the reserve for loan losses of $24.5 million at March 31, 2013 is ample to support achievement of this priority. Deposit balances increased in the first quarter of 2013 compared to December 31, 2012 and are elevated from the balances at March 31, 2012. Non-interest income in the first quarter of 2013 was $0.4 million higher than the first quarter of 2012 due to increased mortgage banking income and non-interest expense trends continued to improve.

Income Statement

Net Income

Net income for the quarter ended March 31, 2013 was $0.04 per share or $1.7 million, compared to $0.02 per share or $1.1 million for the first quarter of 2012. Net income for the quarter ended March 31, 2013 was higher than net income for the first quarter of 2012 primarily due to increased mortgage banking income as well as improved credit quality and the successful remediation of certain loans resulting in the Company not having to record a loan loss provision in the first quarter of 2013. The Company recorded a loan loss provision of $1.1 million for the quarter ended March 31, 2012. The provision for income taxes in the reported periods remains insignificant due to a 100% valuation allowance on the Company’s deferred tax asset (“DTA”).

Net Interest Income

Net interest income was $11.6 million for the first quarter of 2013, down $1.5 million compared to $13.1 million in the first quarter of 2012. Net interest income was lower year over year mainly due to a decline in yields on earnings assets as a result of the historically low interest rate market environment. Specifically, loan interest income in the first quarter of 2013 decreased $1.9 million compared to the first quarter of 2012 due to lower yields on the portfolio.

Interest expense for the first quarter of 2013 decreased $0.5 million or 33.5% compared to the first quarter of 2012. This improvement was due to the decreased rates on deposits in the low market rate environment.

Components of Net Interest Margin

The following tables set forth for the three months ended March 31, 2013 and 2012 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	THREE MONTHS ENDED
(dollars in thousands)	March 31, 2013			March 31, 2012
		Interest	Average		Interest	Average
	Average	Income/	Yield or	Average	Income/	Yield or
	Balance	Expense	Rates	Balance	Expense	Rates
Assets
Investment securities	$245,847	$1,322	2.18%	$211,355	$1,416	2.69%
Interest bearing balances due from other banks	67,275	37	0.22%	117,682	67	0.23%
Federal funds sold	23	-	0.00%	23	-	0.00%
Federal Home Loan Bank stock	10,273	-	0.00%	10,472	-	0.00%
Loans (1)(2)(3)	880,006	11,238	5.18%	884,590	13,113	5.96%
Total earning assets/interest income	1,203,424	12,597	4.25%	1,224,122	14,596	4.80%
Reserve for loan losses	(27,134)			(43,608)
Cash and due from banks	29,750			34,064
Premises and equipment, net	34,287			34,099
Bank-owned life insurance	35,784			34,785
Accrued interest and other assets	18,633			29,375
Total assets	$1,294,744			$1,312,837

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$507,042	166	0.13%	$526,783	372	0.28%
Savings deposits	41,851	5	0.05%	34,634	9	0.10%
Time deposits	129,148	333	1.05%	157,790	616	1.57%
Other borrowings	66,356	474	2.90%	60,000	474	3.18%
Total interest bearing liabilities/interest expense	744,397	978	0.53%	779,207	1,471	0.76%
Demand deposits	385,263			375,457
Other liabilities	23,068			23,637
Total liabilities	1,152,728			1,178,301
Stockholders' equity	142,016			134,536
Total liabilities and stockholders' equity	$1,294,744			$1,312,837

Net interest income		$11,619			$13,125

Net interest spread			3.71%			4.04%

Net interest income to earning assets			3.92%			4.31%

(1)	Average non-performing loans included in the computation of average loans for the three months ended March 31, 2013 and 2012 w as approximately $17.5 million and $9.0 million, respectively.
(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.5 million in 2013 and $0.6 million in 2012.
(3)	Includes mortgage loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three months ended March 31, 2013, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Quarter ended March 31,
	2013 over 2012
	Total	Amount of Change
	Increase	Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(1,875)	$(67)	$(1,808)
Interest on investment securities	(94)	229	(323)
Other investment income	(30)	(28)	(2)
Total interest income	(1,999)	134	(2,133)

Interest expense:
Interest on deposits:
Interest bearing demand	(206)	(14)	(192)
Savings	(4)	2	(6)
Time deposits	(283)	(111)	(172)
Other borrowings	-	50	(50)
Total interest expense	(493)	(73)	(420)

Net interest income	$(1,506)	$207	$(1,713)

Loan Loss Provision

The Company did not record a loan loss provision in the first quarter of 2013. A loan loss provision of $1.1 million was recorded in the first quarter of 2012. The decreased loan loss provision in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was a result of successful remediation of special mention and substandard loans over the periods. Management believes the reserve for loan losses is sufficient at March 31, 2013.

Net charge-offs in the first quarter of 2013 were $2.7 million compared to $1.1 million in the first quarter of 2012. A significant portion of these charge-offs related to the ongoing remediation of legacy special mention and substandard loans. At March 31, 2013, the reserve for loan losses was $24.5 million or 2.80% of outstanding loans compared to $27.3 million or 3.17% of outstanding loans at December 31, 2012.

The reserve for unfunded lending commitments was $0.4 million at March 31, 2013, which remained unchanged from December 31, 2012.

Non-Interest Income

Non-interest income in the first quarter of 2013 was $3.4 million as compared to $3.0 million a year earlier. The period-over-period increase in non-interest income was primarily related to a $0.5 million increase in net mortgage banking income primarily resulting from stronger residential mortgage origination volumes and related revenues.

Non-Interest Expense

Non-interest expense for the first quarter of 2013 was $13.3 million as compared to $13.9 million in the first quarter of 2012. The $0.6 million decrease in non-interest expense for the first quarter of 2013 was primarily due to decreases in both FDIC Insurance of $0.3 million related to decreased monetary assessments by the Federal Deposit Insurance Corporation (“FDIC”) and a $0.4 million decrease in OREO expense resulting from sales of OREO properties.

Income Taxes

The first quarter of 2013 includes a $0.03 million tax credit compared to a provision for income taxes of $0.03 million in the first quarter of 2012. The income taxes recorded in the first quarters of 2013 and 2012 are estimated based upon management’s current projections of estimated full-year pre-tax results of operations, estimated utilization of deferred tax assets on which a full valuation allowance was previously recorded, and other permanent book/tax differences.

As of March 31, 2013, the Company maintained a valuation allowance of $41.7 million against the deferred tax asset. There was no change from the valuation allowance at December 31, 2012.

Management determined the amount of the deferred tax valuation allowance at March 31, 2013 and December 31, 2012 by evaluating the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies. The ability to utilize deferred tax assets is a complex process requiring in-depth analysis of statutory, judicial and regulatory guidance and estimates of future taxable income. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The issuance of common stock in connection with the Company’s successful completion of its Capital Raise in the first quarter of 2011 resulted in an “ownership change” of the Company, as broadly defined in Section 382 of the Internal Revenue Code. As a result of the ownership change, utilization of the Company’s net operating loss carryforwards and certain built-in losses under federal income tax laws will be subject to annual limitation and may be disallowed. The annual limitation placed on the Company’s ability to utilize these potential tax deductions will equal the product of an applicable interest rate mandated under federal income tax laws and the Company’s value immediately before the ownership change. The annual limitation imposed under Section 382 may limit the deduction for both the carryforward tax attributes and the built-in losses realized within five years of the date of the ownership change. Given the limited carryforward period assigned to these tax deductions in excess of this annual limit, some portion of these potential deductions will be lost and, consequently, the related tax benefits may not be recorded in the financial statements.

Financial Condition

Capital Resources

Total stockholders’ equity increased to $142.0 million at March 31, 2013, as compared to total stockholders’ equity of $140.8 million at December 31, 2012. At March 31, 2013, the total common equity to total assets ratio was 10.7% and the Company’s basic book value per share was $3.01 as compared to the total common equity to total assets ratio of 10.8% and basic book value per share of $2.97 at December 31, 2012.

At March 31, 2013, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.72%, 14.31% and 15.58%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.69%, 14.27% and 15.54%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, in accordance with the memorandum of understanding (“MOU”) with the FDIC and Oregon Division of Finance and Corporate Securities (“DFCS”), the Bank and Bancorp are required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” Additional information regarding capital requirements can be found in Note 10 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2013, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.3 billion at March 31, 2013, up $27.1 million from December 31, 2012. The increase in total assets during the first quarter of 2013 primarily resulted from an increase of $31.7 million in cash and cash equivalents and an increase of $21.7 million in net loans during the period, partially offset by a decrease of $24.9 million in investment securities available-for-sale. The increase in cash and cash equivalents at March 31, 2013 compared to December 31, 2012, was primarily a result of a $44.7 million increase in interest bearing deposits. A majority of the total cash at the Bank is held at the Federal Reserve Bank (the “FRB”). The increase in net loans during the first quarter of 2013 was primarily the result of increased commercial real estate (“CRE”) and residential real estate loans. The increase in CRE loans was mainly due to a funding of office loans in our local markets. Over the next several years, the Bank is strategically working to increase loans to improve diversification of the loan portfolio. The decline in investment securities available-for-sale during the first quarter of 2013 was primarily the result of the principal pay downs of our mortgage-backed securities and the payoff of our short term commercial paper.

Total liabilities were $1.2 billion at March 31, 2013, a $25.8 million increase from December 31, 2012. This was primarily the result of a $28.0 million increase in total deposits. Additionally, between December 31, 2012 and March 31, 2013 there was a change in the mix of deposits as demand deposits decreased $22.8 million, while interest bearing deposits increased $44.7 million. This change was partly a result of an increase in reciprocal customer deposits, which enable relationship deposits to have full FDIC insurance. Reciprocal deposits are classified as brokered deposits. At March 31, 2013, such deposits increased by $17.6 million, the majority of which are classified as interest bearing demand deposits.

Total borrowings remained at $60.0 million at both March 31, 2013 and December 31, 2012.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at March 31, 2013 and December 31, 2012 is included in the following table (dollars in thousands):

	March 31, 2013	December 31, 2012

Commitments to extend credit	$190,383	$224,531
Commitments under credit card lines of credit	22,718	22,847
Standby letters of credit	1,618	4,221

Total off-balance sheet financial instruments	$214,719	$251,599

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the customer contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank applies established credit-related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty. The decrease in commitments to extend credit during the first quarter of 2013 is primarily due to a reduction in the amount of loans committed but not yet funded as compared to December 31, 2012.

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

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off balance sheet derivative financial instruments as of March 31, 2013 and December 31, 2012.

Liquidity

The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At March 31, 2013, liquid assets of the Bank are mainly interest bearing balances held at the FRB totaling $82.9 million compared to $78.7 million at December 31, 2012. The increase was primarily the result of increased deposits of $28.0 million, discussed above.

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

The Bank augments core deposits with wholesale funds from time to time. Until the cease-and-desist order (the “Order”) between the Bank and the FDIC and the DFCS was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. Upon termination of the Order, the Bank began to accept local relationship-based reciprocal CDARS and DDM deposits. These deposits are technically classified as brokered deposits. At March 31, 2013, the Company had $3.2 million in reciprocal CDARS and $14.4 million in reciprocal DDM deposits. At December 31, 2012, the Company did not have any brokered deposits.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At March 31, 2013, the Bank was in compliance with this statute. Currently there are no rules set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At March 31, 2013, the FHLB had extended the Bank a secured line of credit of $199.4 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2013, the Bank had qualifying collateral pledged for FHLB borrowings totaling $120.5 million of which the Bank had utilized $60.0 million in secured borrowings. At March 31, 2013, the Bank also had undrawn borrowing capacity at FRB of approximately $12.6 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $40.1 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At March 31, 2013, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At March 31, 2013, the Bank had approximately $214.7 million in total outstanding commitments to extend credit, compared to approximately $251.6 million at year-end 2012. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of March 31, 2013, the book value of unpledged investments totaled approximately $68.8 million compared to $134.6 million at December 31, 2012. The decline in unpledged investments was in part due to payoffs in the first quarter of 2013 of securities classified as unpledged at December 31, 2012 as well as reallocating unpledged collateral to pledge for certain public deposit customers in the Idaho/Treasure Valley area.

As of March 31, 2013, the Bank’s primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) was 27.18%.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks.  The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. The Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012. Accordingly, Bank payment of dividends is constrained by the amount of increases in retained earnings from that date. In addition, pursuant to the MOU, the Bank is required to seek permission from its regulators prior to payment of cash dividends. In accordance with the terms of the written agreement dated October 26, 2009 between Bancorp and the FRB and DFCS, Bancorp must receive permission from its regulators prior to taking dividends from the Bank.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

There have been no material changes to Cascade’s risk factors previously disclosed in Part I – Item 1A Risk Factors of Cascade’s Annual Report on Form 10-K filed with the SEC on March 25, 2013 for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended March 31, 2013, the Company did not repurchase any shares.

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

CASCADE BANCORP
(Registrant)

Date	May 13, 2013	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer
(Principal Executive Officer)

Date	May 13, 2013	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

