Form 10-Q
period 2013-06-30
CASCADE BANCORP
filed 2013-08-09
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,595,370 shares of no par value Common Stock as of August 6, 2013.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
 Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(Dollars in thousands)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,522	$31,354
Interest bearing deposits	68,820	81,651
Federal funds sold	22	23
Total cash and cash equivalents	96,364	113,028
Investment securities available-for-sale	217,221	257,544
Investment securities held-to-maturity, estimated fair value of $1,398 ($1,863 in 2012)	1,365	1,813
Federal Home Loan Bank (FHLB) stock	10,099	10,285
Loans held for sale	17,402	2,329
Loans, net	888,187	829,057
Premises and equipment, net	34,314	34,239
Bank-owned life insurance (BOLI)	36,140	35,705
Other real estate owned (OREO), net	2,606	6,552
Deferred tax asset (DTA), net	50,386	—
Other assets	11,773	10,865
Total assets	$1,365,857	$1,301,417

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$412,504	$410,258
Interest bearing demand	511,719	496,674
Savings	45,469	40,030
Time	134,560	129,272
Total deposits	1,104,252	1,076,234
FHLB borrowings	50,000	60,000
Other liabilities	23,714	24,408
Total liabilities	1,177,966	1,160,642

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 47,557,531 issued and outstanding (47,326,306 in 2012)	330,414	330,024
Accumulated deficit	(144,811)	(192,933)
Accumulated other comprehensive income	2,288	3,684
Total stockholders' equity	187,891	140,775
Total liabilities and stockholders' equity	$1,365,857	$1,301,417
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Six months ended June 30, 2013 and 2012
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$10,933	$12,225	$22,171	$25,338
Interest on investments	1,381	1,512	2,703	2,928
Other investment income	66	60	103	127
Total interest income	12,380	13,797	24,977	28,393

Interest expense:
Deposits:
Interest bearing demand	182	276	348	648
Savings	6	5	11	14
Time	261	534	594	1,150
Other borrowings	460	474	934	948
Total interest expense	909	1,289	1,887	2,760

Net interest income	11,471	12,508	23,090	25,633
Loan loss provision	1,000	—	1,000	1,100
Net interest income after loan loss provision	10,471	12,508	22,090	24,533

Non-interest income:
Service charges on deposit accounts	744	811	1,479	1,681
Card issuer and merchant services fees, net	875	687	1,626	1,276
Earnings on BOLI	224	244	435	518
Mortgage banking income, net	1,060	1,196	2,220	1,844
Other income	613	501	1,112	1,086
Total non-interest income	3,516	3,439	6,872	6,405

Non-interest expense:
Salaries and employee benefits	8,960	8,191	16,607	15,862
Occupancy	1,573	1,165	2,728	2,318
Equipment	367	398	735	771
Communications	395	388	761	756
FDIC insurance	404	688	849	1,383
OREO	(2)	65	275	749
Professional services	829	1,053	1,510	1,905
Prepayment penalties on FHLB advances	3,827	—	3,827	—
Other expenses	2,956	2,217	5,328	4,329
Total non-interest expense	19,309	14,165	32,620	28,073

Income (loss) before income taxes	(5,322)	1,782	(3,658)	2,865
Income tax benefit (provision)	51,746	(25)	51,778	(50)
Net income	$46,424	$1,757	$48,120	$2,815

Basic and diluted income per share:
Net income per common share	$0.98	$0.04	$1.02	$0.06
Net income per common share (diluted)	$0.98	$0.04	$1.02	$0.06

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three and Six months ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Income	$46,424	$1,757	$48,120	$2,815

Other Comprehensive income:
Unrealized (losses) gains on investment securities available-for-sale	(1,367)	742	(2,252)	747
Tax effect of the unrealized (losses) gains on investment securities available-for-sale	519	(282)	856	(283)
Comprehensive income	$45,576	$2,217	$46,724	$3,279

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(4,370)	$13,340

Investing activities:
Purchases of investment securities available-for-sale	—	(231,455)
Purchases of mutual funds	(8)	—
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	36,822	173,170
Proceeds from maturities, calls of investment securities held-to-maturity	447	310
Proceeds from sale of FHLB stock	186	—
Loan (increases) reductions, net	(71,506)	45,090
Purchases of premises and equipment, net	(1,061)	(383)
Proceeds from sales of OREO	4,880	2,426
Net cash used in investing activities	(30,240)	(10,842)

Financing activities:
Net increase (decrease) in deposits	28,018	(32,964)
Tax effect of non-vested restricted stock	(72)	(83)
FHLB advance borrowings	50,000	—
Repayment of FHLB advances	(60,000)	—
Net cash provided by (used in) financing activities	17,946	(33,047)
Net decrease in cash and cash equivalents	(16,664)	(30,549)
Cash and cash equivalents at beginning of period	113,028	128,439
Cash and cash equivalents at end of period	$96,364	$97,890

Supplemental disclosures of cash flow information:
Interest paid	$2,118	$2,847
Loans transferred to OREO	$1,098	$972

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

2.    Investment Securities

Investment securities at June 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2013
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$188,513	$4,312	$992	$191,833
Non-agency MBS	15,531	109	130	15,510
U.S. Agency asset-backed securities	8,990	499	119	9,370
Mutual fund	497	11	—	508
	$213,531	$4,931	$1,241	$217,221
Held-to-maturity
Tax credit investments	$658	$—	$—	$658
Obligations of state and political subdivisions	707	33	—	740
	$1,365	$33	$—	$1,398

December 31, 2012
Available-for-sale
U.S. Agency MBS *	$216,141	$5,426	$252	$221,315
Non-agency MBS	20,601	253	—	20,854
U.S. Agency asset-backed securities	9,374	599	118	9,855
Commercial paper	5,000	—	—	5,000
Mutual fund	486	34	—	520
	$251,602	$6,312	$370	$257,544
Held-to-maturity
Tax credit investments	$790	$—	$—	$790
Obligations of state and political subdivisions	1,023	50	—	1,073
	$1,813	$50	$—	$1,863

* U.S. Agency MBS include private label MBS of approximately $12.5 million and $14.4 million at June 30, 2013 and December 31, 2012, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at June 30, 2013 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$—	$—	$325	$336
Due after one year through five years	22	22	382	404
Due after five years through ten years	48,032	47,364	—	—
Due after ten years	164,980	169,327	—	—
Mutual fund	497	508	—	—
Tax credit investments	—	—	$658	$658
	$213,531	$217,221	$1,365	$1,398

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2013
U.S. Agency MBS	$42,206	$959	$2,937	$33	$45,143	$992
Non-Agency MBS	6,666	129	249	1	6,915	130
U.S. Agency asset-backed securities	—	—	2,608	119	2,608	119
	$48,872	$1,088	$5,794	$153	$54,666	$1,241

December 31, 2012
U.S. Agency MBS	$34,114	$43	$12,718	$209	$46,832	$252
U.S. Agency asset-backed securities	—	—	2,750	118	2,750	118
	$34,114	$43	$15,468	$327	$49,582	$370

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to changes in market yield/rate spreads at June 30, 2013 and December 31, 2012 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of June 30, 2013, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

 3.    Loans and reserve for credit losses

 The composition of the loan portfolio at June 30, 2013 and December 31, 2012 was as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$207,060	22.7%	$196,821	22.9%
Non-owner occupied and other	326,817	35.8%	328,480	38.3%
Total commercial real estate loans	533,877	58.5%	525,301	61.2%
Construction	48,205	5.3%	45,650	5.3%
Residential real estate	95,775	10.5%	85,494	10.0%
Commercial and industrial	196,977	21.6%	162,213	18.9%
Consumer	37,740	4.1%	39,506	4.6%
Total loans	912,574	100.0%	858,164	100.0%

Less:
Deferred loan fees	(1,693)		(1,846)
Reserve for loan losses	(22,694)		(27,261)
Loans, net	$888,187		$829,057

For the six months ended June 30, 2013, total loan balances increased by $54.4 million mainly due to increased commercial and industrial portfolio primarily related to its syndicated national credit portfolio. In addition, local owner-occupied commercial real estate ("CRE") was higher and the Company increased its portfolio of originated adjusted rate mortgages and 15 year residential real estate loans.

A substantial portion of the Bank’s loans are collateralized by real estate in four major markets (Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area). As such, the Bank’s results of operations and financial condition are affected by general economic trends and, in particular, the local residential and commercial real estate markets it serves. Economic trends can significantly affect the strength of the local real estate market. Approximately 74% of the Bank’s loan portfolio at June 30, 2013 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. While broader economic conditions currently appear to be stabilizing, real estate prices remain at markedly lower levels compared to periods before the economic recession that began in 2008. Should the period of lower real estate prices persist for an extended duration or should real estate markets further decline, the Bank could be materially and adversely affected. Specifically, collateral for the Bank’s loans would provide less security and the Bank’s ability to recover on defaulted loans by selling real estate collateral would be diminished. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce CRE concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At June 30, 2013 and December 31, 2012, the portion of these loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $11.4 million and $12.7 million, respectively.

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

At June 30, 2013 and December 31, 2012, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

The decline in the reserve for loan losses from December 31, 2012 to June 30, 2013 was mainly related to charge offs during the period, a significant portion of which relates to the Bank’s ongoing remediation of adversely classified loans.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended June 30, 2013
Allowance for Loan Losses
Balance at March 31, 2013	$11,225	$1,236	$3,714	$5,676	$2,039	$658	$24,548
Loan loss provision (credit)	261	226	(570)	887	(276)	472	1,000
Recoveries	37	39	71	834	59	—	1,040
Loans charged off	(811)	(659)	(243)	(2,049)	(132)	—	(3,894)
Balance at end of period	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694

Reserve for unfunded lending commitments
Balance at March 31, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$10,760	$1,110	$2,997	$5,423	$1,714	$1,130	$23,134

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Six months ended June 30, 2013
Allowance for Loan Losses
Balance at December 31, 2012	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Loan loss provision (credit)	(19)	542	(388)	1,012	(190)	43	1,000
Recoveries	215	163	188	1,346	118	—	2,030
Loans charged off	(1,080)	(1,446)	(379)	(4,277)	(415)	—	(7,597)
Balance at end of period	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694

Reserve for unfunded lending commitments
Balance at December 31, 2012	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$10,760	$1,110	$2,997	$5,423	$1,714	$1,130	$23,134

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended June 30, 2012
Allowance for Loan Losses
Balance at March 31, 2012	$22,314	$5,060	$3,864	$9,908	$2,788	$17	$43,951
Loan loss provision (credit)	(145)	(703)	700	(429)	(7)	584	—
Recoveries	7	231	85	303	91	—	717
Loans charged off	(4,073)	(59)	(956)	(997)	(364)	—	(6,449)
Balance at end of period	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219

Reserve for unfunded lending commitments
Balance at March 31, 2012	$28	$29	$184	$487	$822	$—	$1,550
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$28	$29	$184	$487	$822	$—	$1,550

Reserve for credit losses
Reserve for loan losses	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219
Reserve for unfunded lending commitments	28	29	184	487	822	—	1,550
Total reserve for credit losses	$18,131	$4,558	$3,877	$9,272	$3,330	$601	$39,769

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Six months ended June 30, 2012
Allowance for Loan Losses
Balance at December 31, 2011	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	522	(1,192)	1,832	(1,348)	702	584	1,100
Recoveries	13	382	119	483	180	—	1,177
Loans charged off	(4,080)	(59)	(1,517)	(1,641)	(666)	—	(7,963)
Balance at end of period	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219

Reserve for unfunded lending commitments
Balance at December 31, 2011	$28	$29	$184	$487	$822	$—	$1,550
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$28	$29	$184	$487	$822	$—	$1,550

Reserve for credit losses
Reserve for loan losses	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219
Reserve for unfunded lending commitments	28	29	184	487	822	—	1,550
Total reserve for credit losses	$18,131	$4,558	$3,877	$9,272	$3,330	$601	$39,769

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans, by portfolio segment and impairment evaluation method at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2013
Commercial real estate	$2,152	$8,560	$10,712	$42,477	$491,400	$533,877
Construction	5	837	842	1,664	46,541	48,205
Residential real estate	173	2,799	2,972	669	95,106	95,775
Commercial and industrial	331	5,017	5,348	6,922	190,055	196,977
Consumer	—	1,690	1,690	—	37,740	37,740
	$2,661	$18,903	21,564	$51,732	$860,842	$912,574
Unallocated			1,130
			$22,694

December 31, 2012
Commercial real estate	$1,088	$10,508	$11,596	$42,859	$482,442	$525,301
Construction	440	1,143	1,583	9,734	35,916	45,650
Residential real estate	1,141	2,410	3,551	4,840	80,654	85,494
Commercial and industrial	829	6,438	7,267	9,602	152,611	162,213
Consumer	301	1,876	2,177	1,636	37,870	39,506
	$3,799	$22,375	26,174	$68,671	$789,493	$858,164
Unallocated			1,087
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

During the first quarter of 2013, the Bank significantly reduced loans classified as special mention and substandard by $57.2 million by working with customers to either payoff, paydown, restructure and/or foreclose on the loans. During the second quarter of 2013, an additional $11.3 million of loans classified as special mention and substandard were reduced.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
June 30, 2013
Commercial real estate:
Owner occupied	$129,906	$25,246	$23,366	$28,542	$207,060
Non-owner occupied	227,647	64,932	18,706	15,532	326,817
Total commercial real estate loans	357,553	90,178	42,072	44,074	533,877
Construction	38,047	5,675	1,055	3,428	48,205
Residential real estate	89,592	1,794	1,294	3,095	95,775
Commercial and industrial	179,681	5,180	4,502	7,614	196,977
Consumer	37,134	605	—	1	37,740
	$702,007	$103,432	$48,923	$58,212	$912,574

December 31, 2012
Commercial real estate:
Owner occupied	$122,125	$26,326	$13,622	$34,748	$196,821
Non-owner occupied	214,990	39,879	24,910	48,701	328,480
Total commercial real estate loans	337,115	66,205	38,532	83,449	525,301
Construction	25,308	6,079	1,795	12,468	45,650
Residential real estate	74,576	2,207	2,086	6,625	85,494
Commercial and industrial	126,208	7,005	6,473	22,527	162,213
Consumer	37,264	603	—	1,639	39,506
	$600,471	$82,099	$48,886	$126,708	$858,164

The significant decline in loans classified as substandard resulted from internal upgrades, payoffs, paydowns, loan sales and to a lesser extent, charge offs of credits previously rated substandard. Improved economic conditions contributed significantly to our upgrading of obligor credit quality.

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at June 30, 2013 and December 31, 2012 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
June 30, 2013
Commercial real estate:
Owner occupied	$428	$3,088	$3,516	$203,544	$207,060
Non-owner occupied	638	721	1,359	325,458	326,817
Total commercial real estate loans	1,066	3,809	4,875	529,002	533,877
Construction	574	1,109	1,683	46,522	48,205
Residential real estate	483	386	869	94,906	95,775
Commercial and industrial	3,020	1,797	4,817	192,160	196,977
Consumer	96	1	97	37,643	37,740
	$5,239	$7,102	$12,341	$900,233	$912,574
December 31, 2012
Commercial real estate:
Owner occupied	$1,240	$4,221	$5,461	$191,360	$196,821
Non-owner occupied	8,660	7,183	15,843	312,637	328,480
Total commercial real estate loans	9,900	11,404	21,304	503,997	525,301
Construction	1,288	2,793	4,081	41,569	45,650
Residential real estate	818	364	1,182	84,312	85,494
Commercial and industrial	2,825	1,858	4,683	157,530	162,213
Consumer	61	12	73	39,433	39,506
	$14,892	$16,431	$31,323	$826,841	$858,164

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.3 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively.

The following table presents information related to impaired loans, by portfolio class, at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
June 30, 2013
Commercial real estate:
Owner occupied	$10,006	$5,916	$15,922	$18,671	$1,936
Non-owner occupied	1,933	24,623	26,556	26,906	216
Total commercial real estate loans	11,939	30,539	42,478	45,577	2,152
Construction	796	868	1,664	1,833	5
Residential real estate	378	291	669	750	173
Commercial and industrial	4,461	2,460	6,921	8,795	331
Consumer	—	—	—	—	—
	$17,574	$34,158	$51,732	$56,955	$2,661

December 31, 2012
Commercial real estate:
Owner occupied	$8,538	$7,443	$15,981	$21,610	$988
Non-owner occupied	3,712	23,166	26,878	32,630	100
Total commercial real estate loans	12,250	30,609	42,859	54,240	1,088
Construction	2,348	7,386	9,734	9,867	440
Residential real estate	4,530	310	4,840	5,018	1,141
Commercial and industrial	6,493	3,109	9,602	10,982	829
Consumer	1,636	—	1,636	1,638	301
	$27,257	$41,414	$68,671	$81,745	$3,799

At June 30, 2013 and December 31, 2012, the total recorded balance of impaired loans in the above table included $32.9 million and $43.6 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial real estate:
Owner occupied	$15,179	$15,768	$15,447	$15,583
Non-owner occupied	28,089	37,917	27,685	37,920
Total commercial real estate loans	43,268	53,685	43,132	53,503
Construction	2,479	5,142	4,897	5,142
Residential real estate	2,751	6,173	3,447	6,160
Commercial and industrial	8,043	10,801	8,563	10,933
Consumer	969	1,274	1,192	1,272
	$57,510	$77,075	$61,231	$77,010

Interest income recognized for cash payments received on impaired loans for the six months ended June 30, 2013 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at June 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Commercial real estate:
Owner occupied	$5,446	$4,836
Non-owner occupied	1,022	5,756
Total commercial real estate loans	6,468	10,592
Construction	1,018	2,839
Residential real estate	734	556
Commercial and industrial	2,683	3,233
Total non-accrual loans	$10,903	$17,220

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	26	—
Non-owner occupied	—	1,427
Total commercial real estate loans	26	1,427
Construction	134	—
Residential real estate	—	94
Commercial and industrial	97	—
Consumer	1	12
Total accruing loans which are contractually past due 90 days or more	$258	$1,533

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

The Company allocated $1.8 million and $2.7 million of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2013 and December 31, 2012, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR it will retain that designation until it is paid off, because restructured loans generally are not at market rates following restructuring. Under certain circumstances a TDR may be removed from TDR status if it is determined to no longer be impaired and the loan is at a competitive interest rate. Under such circumstances, allowance allocations for loans removed from TDR status would be based on the historical allocation for the applicable loan grade and loan class.

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

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,
	2013		2012
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	1	$132
Construction	—	—	1	4,425
Residential real estate	—	—	3	83
Commercial and industrial	1	3	3	240
Consumer	—	—	18	151
	1	$3	26	$5,031

	Six months ended June 30,
	2013		2012
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	5	$27,677	4	$1,729
Construction	—	—	1	4,425
Residential real estate	—	—	7	310
Commercial and industrial	4	277	9	581
Consumer	—	—	33	310
	9	$27,954	54	$7,355

The increase in the outstanding recorded investment of loans modified and recorded as TDRs during the six months ended June 30, 2013 compared to the same period in 2012 was primarily the result of remediation to bolster cash flow of stressed loans, and includes the restructuring of a large CRE credit in the Bank’s loan portfolio during the first quarter of 2013. Outstanding recorded investment of loans modified and recorded as TDRs decreased during the second quarter of 2013 compared to the second quarter of 2012 was primarily the result of the remediation that had occurred prior to the second quarter of 2013 as the number of loans being restructured has decreased.

At June 30, 2013 and 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $0 and $1.3 million, respectively.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three and six months ended June 30, 2013 and 2012 by the primary type of concession granted:

Three Months Ended June 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	3	—	3
Consumer	—	—	—	—
	$—	$3	$—	$3

Three Months Ended June 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$132	$—	$132
Construction	—	4,425	—	4,425
Residential real estate	—	83	—	83
Commercial and industrial	—	240	—	240
Consumer	—	151	—	151
	$—	$5,031	$—	$5,031

Six Months Ended June 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	174	103	—	277
Consumer	—	—	—	—
	$3,983	$2,471	$21,500	$27,954

Six Months Ended June 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$1,295	$434	$—	$1,729
Construction	—	4,425	—	4,425
Residential real estate	—	310	—	310
Commercial and industrial	89	339	153	581
Consumer	—	310	—	310
	$1,384	$5,818	$153	$7,355

The following table presents, by portfolio segment, the TDRs which had payment defaults during the six months ended June 30, 2013 and 2012 that had been previously restructured within the last twelve months prior to June 30, 2013 and 2012:

	Six months ended June 30,
	2013		2012
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	2	$3,500	—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	—	—	1	3
	2	$3,500	1	$3

4.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of June 30, 2013 and December 31, 2012 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at June 30, 2013 and December 31, 2012 was $1.8 million and $1.3 million, respectively, which includes valuation allowances of $0.2 million.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,546	$300	$1,308	$—
Additions	141	431	307	731
Amortization	99	43	171	43
Change in valuation allowance	—	—	—	—
Balances at end of period	$1,786	$774	$1,786	$774

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Origination and processing fees	$123	$184	$296	$282
Gain on sales of mortgage loans, net	918	1,025	1,882	1,559
MSR valuation allowance	—	—	—	—
Servicing fees	118	30	213	46
Amortization	(99)	(43)	(171)	(43)
Mortgage banking income, net	$1,060	$1,196	$2,220	$1,844

5.    Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$5,684	$18,086	$6,552	$21,270
Additions	158	256	1,098	972
Dispositions	(7,757)	(11,344)	(13,117)	(17,405)
Change in valuation allowance	4,521	5,253	8,073	7,414
Balances at end of period	$2,606	$12,251	$2,606	$12,251

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$7,090	$28,126	$10,642	$30,287
Additions to the valuation allowance	27	—	224	86
Reductions due to sales	(4,548)	(5,254)	(8,297)	(7,501)
Balance at end of period	$2,569	$22,872	$2,569	$22,872

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating costs	$75	$65	$111	$701
Net (gains) losses on dispositions	(104)	—	(60)	(38)
Increases in valuation allowance	27	—	224	86
Total	$(2)	$65	$275	$749

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

The numerators and denominators used in computing basic and diluted net income per common share for the three and six months ended June 30, 2013 and 2012 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$46,424	$1,757	$48,120	$2,815

Weighted-average shares outstanding - basic	47,172,103	47,133,361	47,156,700	47,112,583
Dilutive securities	364,683	150,543	238,658	146,730
Weighted-average shares outstanding - diluted	47,536,786	47,283,904	47,395,358	47,259,313
Common stock equivalent shares excluded due to antidilutive effect	32,399	19,412	32,399	14,719

Basic and diluted:
Net income per common share	$0.98	$0.04	$1.02	$0.06
Net income per common share (diluted)	$0.98	$0.04	$1.02	$0.06

7.    Stock-Based Compensation

At June 30, 2013, 4,552,252 shares reserved under the stock-based compensation plans were available for future grants.

During the six months ended June 30, 2013, the Company granted 292,561 additional shares of restricted stock with a weighted-average grant date fair value of $5.81 per share, which vest between 2014 and 2016. During the same period, the Company also granted 5,507 stock options with a weighted-average grant date fair value of approximately $6.80 per option. These stock options vest in 2016. During the six months ended June 30, 2012, the Company granted 54,421 additional shares of restricted stock with a weighted-average grant date fair value of $5.70 per share, which vest during 2014 and 2015. During the same period, the Company also granted 19,412 stock options with a weighted-average grant date fair value of approximately $4.25 per option. These stock options vest in 2014. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2013 and 2012:

	2013	2012
Dividend yield	—%	—%
Expected volatility	77.2%	85.0%
Risk-free interest rate	1.1%	1.4%
Expected option lives	6.0 years	6.0 years

The dividend yield was based on historical dividend information. The Company has not paid dividends since the third quarter of 2008 resulting in the dividend yield of 0.0%. The expected volatility was based on the historical volatility of the Company’s common stock price. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules and historical exercise and forfeiture patterns.

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

The following table presents the activity related to stock options for the six months ended June 30, 2013 and 2012:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2013	139,446	$53.39	6.2	$79.4
Granted	5,507	6.80	9.7	—
Canceled / forfeited	(8,090)	110.67	N/A	N/A
Expired	(10,806)	90.72	N/A	N/A
Options outstanding at June 30, 2013	126,057	$44.78	6.5	$40.9
Options exercisable at June 30, 2013	88,151	$61.43	5.4	$27.3

Options outstanding at January 1, 2012	144,370	$68.90	5.9	$—
Granted	19,412	4.25	1.9	27.8
Canceled / forfeited	(17,699)	69.11	N/A	N/A
Expired	(8,110)	68.97	N/A	N/A
Options outstanding at June 30, 2012	137,973	$59.77	6.3	$27.8
Options exercisable at June 30, 2012	56,711	$137.74	3.6	$—

Stock-based compensation expense related to stock options for the six months ended June 30, 2013 and 2012 was approximately $52 thousand and $91 thousand, respectively. As of June 30, 2013, there was approximately $0.1 million unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the six months ended June 30, 2013:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2013	157,191	$14.11
Granted	292,561	5.81
Vested	(80,902)	5.98
Canceled / forfeited	(4,167)	7.12
Nonvested as of June 30, 2013	364,683	$9.34

Nonvested restricted stock is generally scheduled to vest over a three year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of June 30, 2013, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.9 million, which is expected to be recognized over the next three years. Total expense recognized by the Company for nonvested restricted stock for the six months ended June 30, 2013 and 2012 was $0.4 million and $0.5 million, respectively, and is being amortized to expense on a straight-line basis over the applicable vesting periods. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at June 30, 2013 and December 31, 2012, as all RSUs were fully-vested at the date of the grant.

8.    Income Taxes

In assessing the realizability of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company's ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

During the three and six months ended June 30, 2013, the Company recorded a $51.7 million and $51.8 million income tax benefit, respectively, which resulted primarily from reversing substantially all of the Company's DTA valuation allowance at December 31, 2012 of $41.6 million, the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from a reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations, and a current tax benefit of $1.7 million. During the three and six months ended June 30, 2012, the Company recorded a $25 thousand and $50 thousand income tax provision, respectively.

The DTA valuation allowance was established during 2009 due to uncertainty at the time regarding the Company's ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Based on its earnings performance trend, expected continued profitability and improvements in the Company's financial condition; management determined it was more likely than not that a significant portion of our DTA would be realized.

The Company has evaluated our future taxable earnings projections and as a result, the entire amount of the deferred tax valuation allowance reversal was determined to be a discrete item.

During the second quarter of 2013, management completed its reassessment of the IRC Section 382 limitations, resulting from the Company's capital raise in January 2011. As a result of this reassessment, $8.5 million of tax benefits previously impaired were restored to the deferred tax account for federal net operating losses ("NOL's"), federal tax credits and state NOL's.

As of June 30, 2013, the net deferred tax asset was $50.4 million. Included in the net deferred taxes are NOL's (tax affected) for are federal taxes of $28.7 million, Oregon state taxes of $4.7 million and Idaho state taxes of $3.9 million. Also included in the net deferred taxes are federal and state tax credits of $0.9 million and $0.3 million, respectively. This is compared with a deferred tax liability as of December 31, 2012 of $2.3 million (pertaining to available-for-sale securities) as the balance of the deferred tax assets was fully reserved. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the IRC. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company’s only financial assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2013
Investment securities available - for - sale	$—	$217,221	$—

December 31, 2012
Investment securities available - for - sale	$—	$257,544	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2013
Impaired loans with specific valuation allowances	$—	$—	$17,574
Other real estate owned	—	—	2,606
	$—	$—	$20,180

December 31, 2012
Impaired loans with specific valuation allowances	$—	$—	$34,383
Other real estate owned	—	—	6,552
MSRs	—	—	1,308
	$—	$—	$42,243

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$17,574	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	2,606	Market approach	Appraised value less selling costs of 5% to 10%

	December 31, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$34,383	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$6,552	Market approach	Appraised value less selling costs of 5% to 10%
MSRs	$1,308	Market approach	Weighted average prepayment speed of 10.5%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2012, or during the six months ended June 30, 2013. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2012 or the six months ended June 30, 2013.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2013 and December 31, 2012.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using June 30, 2013 and December 31, 2012 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

MSRs: See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2013 and December 31, 2012 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s June 30, 2013 and December 31, 2012 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2013 and December 31, 2012 were approximately as follows (dollars in thousands):

		June 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$96,364	$96,364	$113,028	$113,028
Investment securities:
Available-for-sale	Level 2	217,221	217,221	257,544	257,544
Held-to-maturity	Level 2	1,365	1,398	1,813	1,863
FHLB stock	Level 2	10,099	10,099	10,285	10,285
Loans held-for-sale	Level 2	17,402	17,402	2,329	2,329
Loans, net	Level 3	888,187	886,005	829,057	833,399
BOLI	Level 3	36,140	36,140	35,705	35,705
MSRs	Level 3	1,786	1,786	1,308	1,308

Financial liabilities:
Deposits	Level 2	1,104,252	1,103,951	1,076,234	1,076,550
FHLB borrowings	Level 2	50,000	50,000	60,000	64,981

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

On March 7, 2013, the Bank entered into a memorandum of understanding (“MOU”) with the Federal Deposit Insurance Corporation ("FDIC") and the Oregon Division of Finance and Corporate Securities ("DFCS") which terminated the Order that had been in effect between the Bank, the FDIC and the DFCS since August 2009. During the life of the MOU, the Bank may not pay dividends without the written consent of the FDIC and DFCS and the Bank must maintain higher levels of capital than may be required by published capital adequacy requirements.

The MOU requires the Bank to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10.00%. As of June 30, 2013 and December 31, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio was met.

On October 26, 2009, Bancorp entered into a written agreement with the Federal Reserve Bank of San Francisco ("FRB") and DFCS (the “Written Agreement”), which requires Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of June 30, 2013 and December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement. On July 8, 2013, the Bank entered into a memorandum of understanding (“FRB-MOU”) with the FRB and the DFCS which terminated the Written Agreement. During the life of the FRB-MOU, the Bank may not pay dividends without the written consent of the FDIC and DFCS and must comply with certain other provisions as agreed.

Bancorp’s actual and required capital amounts and ratios as of June 30, 2013 and December 31, 2012 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2013
Tier 1 leverage (to average assets)	$138,963	10.9%	$51,051	4.0%	$127,628	10.0%	(1)
Tier 1 capital (to risk-weighted assets)	138,963	13.4	41,576	4.0	62,365	6.0
Total capital (to risk-weighted assets)	152,086	14.6	83,153	8.0	103,941	10.0

December 31, 2012
Tier 1 leverage (to average assets)	$136,960	10.4%	$52,470	4.0%	$131,174	10.0%	(1)
Tier 1 capital (to risk-weighted assets)	136,960	14.1	38,811	4.0	58,216	6.0
Total capital (to risk-weighted assets)	149,296	15.4	77,621	8.0	97,027	10.0
 (1) Pursuant to the Written Agreement, in order to be deemed "well capitalized", Bancorp must maintain a Tier 1 leverage ratio of at least 10.00% The Written Agreement was terminated effective July 8, 2013

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2013
Tier 1 leverage (to average assets)	$139,363	10.9%	$51,125	4.0%	$127,813	10.0%	(2)
Tier 1 capital (to risk-weighted assets)	139,363	13.4	41,759	4.0	62,638	6.0
Total capital (to risk-weighted assets)	152,542	14.6	83,518	8.0	104,397	10.0

December 31, 2012
Tier 1 leverage (to average assets)	$136,658	10.4%	$52,457	4.0%	$131,142	10.0%	(1)
Tier 1 capital (to risk-weighted assets)	136,658	14.1	38,803	4.0	58,205	6.0
Total capital (to risk-weighted assets)	148,991	15.4	77,607	8.0	97,008	10.0
 (1) Pursuant to the MOU, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%
 (2) Pursuant to the Order, in order to be deemed "well capitalized", the Bank must maintain a Tier 1 leverage ratio of at least 10.00%. The Order was terminated effective March 7, 2013.

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

Reserve for Credit Losses

The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of our reserve for loan losses and our reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013 management implemented a homogeneous pool approach to estimating reserves for consumer and small business loans. This change is not expected to have a material effect on the level of the reserve for loan losses. However, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.

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

The Company reversed its DTA valuation allowance as of June 30, 2013 resulting in a net deferred tax asset of $50.4 million at that date. This compares to no deferred tax asset as of December 31, 2012 as it was fully reserved against. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement and tax recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the Internal Revenue Code.

For the quarter ended June 30, 2013, management determined it was more likely than not that a significant portion of our DTA would be realized. Management's decision was based upon evidence including its earnings performance trend, expected continued profitability, and improvement in the Company's financial condition.

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

Economic Conditions

The Company's business is closely tied to the economies of Idaho and Oregon which in turn are influenced by regional and national economic trends and conditions. Idaho and Oregon have been experiencing improved economic trends including gains in employment and increased real estate activity. National and regional economies and real estate prices are also stabilizing and in certain cases improved, however lingering effects of the recent downturn including fiscal imbalances, continue to affect employment and business and consumer confidence to some degree and the future direction of the economy remains uncertain. The Company's markets continue to be sensitive to real estate values and unemployment rates continue to be higher than prior to the downturn. An unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies, resulting in an adverse effect on the Company's financial condition and results of operations.

Financial Highlights and Summary of the Second Quarter of 2013 (period ended June 30, 2013)

•
Net Income for the Second Quarter of 2013: $46.4 million or $0.98 per common share which included a one-time release of its Deferred Tax Asset ("DTA") valuation allowance resulting in a $51.7 million non-recurring credit to income taxes. Also included in net income for the second quarter of 2013 are certain expense items that partially offset the tax credit, the largest of which was a $3.8 million prepayment penalty to extinguish high-rate FHLB advances which will reduce future borrowing costs. Net income for the second quarter of 2012 was $1.8 million or $0.04 per common share.

•	Net Income for the Six Months Ended June 30, 2013: $48.1 million or $1.02 per share compared to $2.8 million or $0.06 per share for the six months ended June 30, 2012.

•
Stockholder Equity/Book Value per Share: Including the release of DTA valuation allowance, equity increased to $187.9 million or $3.95 per share at June 30, 2013 compared to $140.8 million or $2.97 per share at December 31, 2012.

•	Loans: Gross loans up $54.4 million or 6.34% compared to December 31, 2012.

•	Deposits: Total deposits up $28.0 million or 2.60% compared to December 31, 2012.

•	Credit Quality: Reserve for loan losses at $22.7 million or 2.49% of loans compared to $27.3 million or 3.17% of loans at December 31, 2012.

•	Credit Quality: Net charge-offs for the quarter were $2.9 million mainly related to resolution of special mention and substandard loans.

•	Credit Quality: Non-performing assets were 0.84% of total assets at June 30, 2013 compared to 1.94% at December 31, 2012.

•	Net Interest Margin ("NIM"): NIM was 3.75% at June 30, 2013 compared to 4.11% at December 31, 2012.

RESULTS OF OPERATIONS –Three and Six ended June 30, 2013 and 2012

Net income and shareholder equity was significantly and positively affected by the release of it the Company's deferred tax asset valuation allowance at June 30, 2013. The release of the DTA allowance is recorded as a $51.7 million credit to income taxes in the Company's income statement for the three and six months ended June 30, 2013. Previously the Company had reported no DTA because it had maintained a full allowance against it. The release of the DTA valuation allowance was taken because the Company has concluded it is more likely than not that its deferred tax asset will be realized as it generates future taxable income. During the second quarter of 2013 the Company incurred certain charges that partially offset the DTA tax credit; the largest of which was a $3.8 million prepayment penalty to extinguish high-rate FHLB advances. This payoff is expected to reduce Company borrowing costs in the future by approximately $0.5 million per quarter. With the release of DTA at June 30, 2013, Shareholder Equity increased to $187.9 million or $3.95 per share as compared to $140.8 million or $2.97 per share at December 31, 2012.

Total loans outstanding increased to $928.3 million at June 30, 2013, a year to date increase of $69.6 million. The growth was attributable to increased shared national credits in the commercial and industrial portfolio as well as growth in the owner-occupied commercial real estate and residential mortgage portfolios.

Loan quality continued to improve with remediation of special mention and substandard loans. Loans categorized as such totaled $107.1 million at June 30, 2013 as compared to $175.6 at December 31, 2012. Of this $68.5 million reduction during the first half of 2013, $11.3 million of special mention and substandard loans was reduced in the second quarter of 2013. Remediation was accomplished through credit upgrades owing to improved obligor cash flows as well as payoffs/paydowns, note sales and/or charge offs related to the restructure of adversely risk rated loans. Non-performing assets as of June 30, 2013 improved to 0.84% of total assets as compared to 1.94% at December 31, 2012. During the second quarter of 2013, the Company made a provision for loan losses of $1.0 million partially offsetting $2.9 million in net charge offs. A portion of these charge-offs relates to the remediation of legacy substandard loans. Management believes the reserve for loan losses of $22.7 million at June 30, 2013 is sufficient.

Although the growth in total deposits leveled off during the second quarter of 2013, total deposits as of June 30, 2013 were $28.0 million higher than the balance at December 31, 2012, primarily due to increased interest bearing demand deposits in the first quarter of 2013. Non-interest income of $3.5 million in the second quarter of 2013 remained relatively constant to non-interest income of $3.4 million in the second quarter of 2012, while non-interest expense in the second quarter of 2013 was $5.1 million higher than the second quarter of 2012 primarily due to a $3.8 million prepayment penalty of FHLB advances. During the second quarter of 2013 the Company also recorded $1.3 million expense for human resource related items including incentive and severance obligations, a $1.0 million provision for loan losses, and $0.4 million associated with branch consolidation costs.

Income Statement

Net Income

Net income for the quarter ended June 30, 2013 was $0.98 per share or $46.4 million, compared to $0.04 per share or $1.8 million for the second quarter of 2012. Net income for the quarter ended June 30, 2013 was higher than net income for the second quarter of 2012 primarily due to the one-time benefit for income taxes of $51.7 million related to the release of the DTA valuation allowance. Excluding the impact of the $51.7 million DTA valuation allowance, we recorded a net loss of $5.3 million in the second quarter of 2013, mainly due to certain non-recurring items including penalties of $3.8 million related to the prepayment of FHLB advances.

Net Interest Income

Net interest income was $11.5 million for the second quarter of 2013, down $1.0 million compared to $12.5 million in the second quarter of 2012. Net interest income for the six months ended June 30, 2013 was $2.5 million lower compared to the six months ended June 30, 2012. These declines were primarily due to reductions in yields on earnings assets resulting from the historically low interest rate market environment. Specifically, loan interest income in the second quarter of 2013 decreased $1.3 million compared to the second quarter of 2012 and decreased $3.2 million in the six months ended June 30, 2013 compared to the same period in 2012, mainly due to lower yields on our loan portfolio during the first half of 2013.

Interest expense for the second quarter of 2013 decreased $0.4 million compared to the second quarter of 2012. Interest expense decreased $0.9 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This improvement was primarily due to the decreased rates on deposits in the low interest rate market environment. During the second quarter of 2013, the Company prepaid $60.0 million of FHLB advances bearing a weighted average rate of 3.17% which we anticipate will reduce our interest expense going forward.

Components of Net Interest Margin

The following tables set forth for the three and six months ended June 30, 2013 and 2012 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Three Months Ended June 30,
(dollars in thousands)	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$226,690	$1,381	2.44%	$259,449	$1,512	2.34%
Interest bearing balances due from other banks	102,951	66	0.26%	80,681	60	0.30%
Federal funds sold	22	—	—%	23	—	—%
Federal Home Loan Bank stock	10,185	—	—%	10,472	—	—%
Loans (1)(2)(3)	888,087	10,933	4.94%	853,297	12,225	5.76%
Total earning assets/interest income	1,227,935	12,380	4.04%	1,203,922	13,797	4.61%
Reserve for loan losses	(24,241)			(41,760)
Cash and due from banks	31,406			27,180
Premises and equipment, net	34,513			33,811
Bank-owned life insurance	36,005			35,048
Accrued interest and other assets	17,343			25,688
Total assets	$1,322,961			$1,283,889

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$527,481	182	0.14%	$502,019	276	0.22%
Savings deposits	44,233	6	0.05%	36,639	5	0.05%
Time deposits	128,048	261	0.82%	148,303	534	1.45%
Other borrowings	59,560	460	3.10%	60,000	474	3.18%
Total interest bearing liabilities/interest expense	759,322	909	0.48%	746,961	1,289	0.69%
Demand deposits	397,716			377,112
Other liabilities	20,844			24,407
Total liabilities	1,177,882			1,148,480
Stockholders' equity	145,079			135,409
Total liabilities and stockholders' equity	$1,322,961			$1,283,889
Net interest income		$11,471			$12,508

Net interest spread			3.56%			3.92%

Net interest income to earning assets			3.75%			4.18%

(1)	Average non-performing loans included in the computation of average loans for the three months ended June 30, 2013 and 2012 was approximately $13.2 million and $9.1 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.4 million in 2013 and $0.4 million in 2012.

(3)	Includes loans held for sale.

	Six Months Ended June 30,
(dollars in thousands)	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$236,216	$2,703	2.31%	$235,402	$2,928	2.50%
Interest bearing balances due from other banks	86,184	103	0.24%	99,181	127	0.26%
Federal funds sold	23	—	—%	23	—	—%
Federal Home Loan Bank stock	10,228	—	—%	10,472	—	—%
Loans (1)(2)(3)	884,069	22,171	5.06%	868,943	25,338	5.86%
Total earning assets/interest income	1,216,720	24,977	4.14%	1,214,021	28,393	4.70%
Reserve for loan losses	(25,680)			(42,684)
Cash and due from banks	29,610			30,623
Premises and equipment, net	34,400			33,955
Bank-owned life insurance	35,894			34,917
Accrued interest and other assets	16,897			27,531
Total assets	$1,307,841			$1,298,363

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$517,319	348	0.14%	$514,401	648	0.25%
Savings deposits	42,049	11	0.05%	35,637	14	0.08%
Time deposits	128,595	594	0.93%	153,046	1,150	1.51%
Other borrowings	62,939	934	2.99%	60,000	948	3.18%
Total interest bearing liabilities/interest expense	750,902	1,887	0.51%	763,084	2,760	0.73%
Demand deposits	391,524			376,284
Other liabilities	21,859			24,022
Total liabilities	1,164,285			1,163,390
Stockholders' equity	143,556			134,973
Total liabilities and stockholders' equity	$1,307,841			$1,298,363
Net interest income		$23,090			$25,633

Net interest spread			3.63%			3.98%

Net interest income to earning assets			3.83%			4.25%

(1)	Average non-performing loans included in the computation of average loans for the six months ended June 30, 2013 and 2012 was approximately $15.3 million and $9.0 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.0 million in both 2013 and 2012.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and six months ended June 30, 2013, and attributes such variance to “volume” or “rate” changes. Variances that were immaterial have been allocated equally between rate and volume categories (dollars in thousands):

	Three Months Ended June 30,
	2013 over 2012
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(1,292)	$500	$(1,792)
Interest on investment securities	(131)	(191)	60
Other investment income	6	17	(11)
Total interest income	(1,417)	326	(1,743)

Interest expense:
Interest on deposits:
Interest bearing demand	(94)	14	(108)
Savings	1	1	—
Time deposits	(273)	(73)	(200)
Other borrowings	(14)	(3)	(11)
Total interest expense	(380)	(61)	(319)

Net interest income	$(1,037)	$387	$(1,424)

	Six Months Ended June 30,
	2013 over 2012
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(3,167)	$440	$(3,607)
Interest on investment securities	(225)	10	(235)
Other investment income	(24)	(17)	(7)
Total interest income	(3,416)	433	(3,849)

Interest expense:
Interest on deposits:
Interest bearing demand	(300)	4	(304)
Savings	(3)	3	(6)
Time deposits	(556)	(183)	(373)
Other borrowings	(14)	46	(60)
Total interest expense	(873)	(130)	(743)

Net interest income	$(2,543)	$563	$(3,106)

Loan Loss Provision

The Company recorded a loan loss provision of $1.0 million in the second quarter of 2013. The Company did not make a loan loss provision in the second quarter of 2012. The year-to-date provision as of June 30, 2013 is $1.0 million while the year-to-date provision for June 30, 2012 was $1.1 million.

Net charge-offs in the second quarter of 2013 were $2.9 million compared to $5.7 million in the second quarter of 2012. A significant portion of charge-offs related to the ongoing remediation of legacy special mention and substandard loans. At June 30, 2013, the reserve for loan losses was $22.7 million or 2.49% of outstanding loans compared to $27.3 million or 3.17% of outstanding loans at December 31, 2012.

The reserve for unfunded lending commitments was $0.4 million at June 30, 2013, which remained unchanged from December 31, 2012.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% Change	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% Change
Service charges on deposit accounts	$744	$811	(8.3)%	$1,479	$1,681	(12.0)%
Card issuer and merchant services fees, net	875	687	27.4%	1,626	1,276	27.4%
Earnings on BOLI	224	244	(8.2)%	435	518	(16.0)%
Mortgage banking income, net	1,060	1,196	(11.4)%	2,220	1,844	20.4%
Other income	613	501	22.4%	1,112	1,086	2.4%
Total non-interest income	$3,516	$3,439	2.2%	$6,872	$6,405	7.3%

Service charges on deposit accounts continued to decrease during the both the second quarter and first half of 2013 compared to the same periods in 2012 mainly as a result of the mix of deposit transactions. Card issuer and merchant service fees have increased in the second quarter and first half of 2013 compared to the same periods in 2012 primarily are up with transaction volume related economic conditions and overall usage increases.

Net mortgage banking income decreased slightly in the second quarter of 2013 compared to the second quarter of 2012, this primarily may be due to a slight softening of the mortgage banking market during the current quarter. Net mortgage banking incoming increased in the first half of 2013 compared to the same period of 2012, mainly due to stronger residential mortgage origination volumes and related revenues in the first quarter of 2013.

Other income for the three months ended June 30, 2013 increased over the three months ended June 30, 2012 mainly as a result of gains on sales of Small Business Administration ("SBA") loans.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% Change	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% Change
Salaries and employee benefits	$8,960	$8,191	9.4%	$16,607	$15,862	4.7%
Occupancy	1,573	1,165	35.0%	2,728	2,318	17.7%
Equipment	367	398	(7.8)%	735	771	(4.7)%
Communications	395	388	1.8%	761	756	0.7%
FDIC insurance	404	688	(41.3)%	849	1,383	(38.6)%
OREO	(2)	65	(103.1)%	275	749	(63.3)%
Professional services	829	1,053	(21.3)%	1,510	1,905	(20.7)%
Prepayment penalties on FHLB advances	3,827	—	—%	3,827	—	—%
Other expenses	2,956	2,217	33.3%	5,328	4,329	23.1%
Total non-interest expense	$19,309	$14,165	36.3%	$32,620	$28,073	16.2%

Total non-interest expense was higher for both the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to a $3.8 million prepayment penalty on extinguishment of FHLB advances. The Company also recorded a $1.3 million expense for human resource related items including incentive and severance obligations, and $0.4 million associated with branch consolidation costs, included in "Other expenses" above. FDIC insurance expense has decreased in the three months ended June 30, 2013 due to decreased monetary assessments by the Federal Deposit Insurance Corporation (“FDIC”). OREO expenses decreased 103.1% and 63.3% in the three and six months ended June 30, 2013 respectively, compared to the same periods in 2012 mainly as a result of the disposition of OREO properties in 2012 through the end of the first half of 2013. Prepayment penalties on FHLB advances were $3.8 million, recorded during the second quarter of 2013. The Company elected to prepay $60.0 million of advances bearing a weighted-average rate of 3.17% to save in interest expense going forward. Other expenses increased in both the second quarter and first half of 2013 compared to the same periods in 2012 mainly as a result of marketing expenses and an adjustment of the Company's tax credit investment.

Income Taxes

During the three and six months ended June 30, 2013, the Company recorded a $51.7 million and $51.8 million, respectively, income tax benefit, which was the result of reversing its DTA valuation allowance. During the three and six months ended June 30, 2012, the Company recorded a $25 thousand and $50 thousand income tax provision, respectively. The DTA valuation allowance was established during 2009 due to uncertainty regarding the Company's ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Based on its earnings performance trend, expected continued profitability and improvements in the Company's financial condition, management determined it was more likely than not that a significant portion of our DTA would be realized.

As of June 30, 2013, the net deferred tax asset was $50.4 million. Included in the net deferred taxes are NOL's (tax affected) for are federal taxes of $28.7 million, Oregon state taxes of $4.7 million and Idaho state taxes of $3.9 million. Also included in the net deferred taxes are federal and state tax credits of $0.9 million and $0.3 million, respectively. This is compared with a deferred tax liability as of December 31, 2012 of $2.3 million (pertaining to available-for-sale securities) as the balance of the deferred tax assets was fully reserved. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the IRC. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has evaluated our future taxable earnings projections and as a result, the entire amount of the deferred tax valuation allowance reversal was determined to be a discrete item.

In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

Financial Condition

Capital Resources

Total stockholders’ equity increased to $187.9 million at June 30, 2013, as compared to total stockholders’ equity of $140.8 million at December 31, 2012. The increase in total stockholders' equity was primarily due to the increase in net income recorded in the six months ended June 30, 2013 of $46.4 million compared to net income of $2.8 million over the same period in 2012, as a result of the release of the $51.7 million DTA valuation allowance at June 30, 2013. At June 30, 2013, the total common equity to total assets ratio was 13.8% and the Company’s basic book value per share was $3.95 as compared to the total common equity to total assets ratio of 10.8% and basic book value per share of $2.97 at December 31, 2012.

At June 30, 2013, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.89%, 13.37% and 14.63%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.90%, 13.35% and 14.61%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, in accordance with the memorandum of understanding (“MOU”) with the FDIC and Oregon Division of Finance and Corporate Securities (“DFCS”), the Bank and Bancorp are required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” Additional information regarding capital requirements can be found in Note 10 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2013, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.4 billion at June 30, 2013, up $64.4 million from December 31, 2012. The increase in total assets during the period ended June 30, 2013 primarily resulted from the release of the DTA valuation allowance of $51.7 million, restoring the net DTA to $50.4 million, as well as an increase in loans held for sale and net loans of $74.2 million. These increases were partially offset by a decrease in cash and cash equivalents of $16.7 million, a decrease of $40.3 million in investment securities available-for-sale and a decrease of $3.9 million from the disposition of OREO properties in 2013. The increase in net loans during the six months ended June 30, 2013 was primarily the result of an increased shared national credit portfolio included in commercial and industrial loans, augmented by growth in local owner-occupied commercial real estate (“CRE”) loans and residential real estate loans in connection with an improved real-estate market in the geographic regions in which we operate. The decline in investment securities available-for-sale during both the second quarter and first half of 2013 was primarily the result of the principal pay downs of our mortgage-backed securities and the payoff of short term commercial paper.

Total liabilities were $1.2 billion at June 30, 2013, a $17.3 million increase from December 31, 2012. This was primarily the result of a $28.0 million increase in total deposits, partially offset by reduced FHLB borrowings which decreased $10.0 million from December 31, 2012 to June 30, 2013. In June 30, 2013, the Company prepaid $60.0 million of FHLB advances bearing a weighted-average rate of 3.17% and re-borrowed $50.0 million at a 0.26% rate to lower future interest expense, as discussed above.

Off-Balance Sheet Arrangements

A summary of the Bank’s off-balance sheet commitments at June 30, 2013 and December 31, 2012 is included in the following table (dollars in thousands):

	June 30, 2013	December 31, 2012
Commitments to extend credit	$216,568	$224,531
Commitments under credit card lines of credit	23,741	22,847
Standby letters of credit	2,102	4,221

Total off-balance sheet financial instruments	$242,411	$251,599

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

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off balance sheet derivative financial instruments as of June 30, 2013 and December 31, 2012.

Liquidity

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At June 30, 2013, liquid assets of the Bank are mainly interest bearing balances held at the FRB totaling $61.9 million compared to $78.7 million at December 31, 2012. The decrease was primarily the result of increased loans, discussed above.

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

The Bank augments core deposits with wholesale funds from time to time. Until the cease-and-desist order (the "Order") between the Bank and the FDIC and the DFCS was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. Upon termination of the Order, the Bank began to accept local relationship-based reciprocal CDARS and DDM deposits. These deposits are technically classified as brokered deposits. At June 30, 2013, the Company had $15.1 million in reciprocal CDARS and $15.0 million in reciprocal DDM deposits. At December 31, 2012, the Company did not have any brokered deposits.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At June 30, 2013, the Bank was in compliance with this statute. Currently there are no rules set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At June 30, 2013, the FHLB had extended the Bank a secured line of credit of $215.7 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2013, the Bank had qualifying collateral pledged for FHLB borrowings totaling $281.4 million of which the Bank had utilized $50.0 million in secured borrowings. At June 30, 2013, the Bank also had undrawn borrowing capacity at FRB of approximately $13.2 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $40.1 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At June 30, 2013, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At June 30, 2013, the Bank had approximately $242.4 million in total outstanding commitments to extend credit, compared to approximately $251.6 million at year-end 2012. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of June 30, 2013, the book value of unpledged investments totaled approximately $63.0 million compared to $134.6 million at December 31, 2012. The decline in unpledged investments was in part due to payoffs in the first quarter of 2013 of securities classified as unpledged at December 31, 2012 as well as reallocating unpledged collateral to pledge for certain public deposit customers in the Idaho/Treasure Valley area.

As of June 30, 2013, the Bank’s primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) was 24.74%.

Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks.  The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. The Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012. Accordingly, Bank payment of dividends is constrained by the amount of increases in retained earnings from that date. In addition, pursuant to the MOU, the Bank is required to seek permission from its regulators prior to payment of cash dividends. In accordance with the terms of the written agreement dated October 26, 2009 between Bancorp and the FRB and DFCS (the "Written Agreement"), Bancorp was required to receive permission from its regulators prior to taking dividends from the Bank. On July 8, 2013, the Bank entered into a memorandum of understanding (“FRB-MOU”) with the FRB and DFCS which terminated the Written Agreement. During the life of the FRB-MOU, the Bank may not pay dividends without the written consent of the FDIC and DFCS and must comply with certain other provisions as agreed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended June 30, 2013, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	August 9, 2013	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	August 9, 2013	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)