Form 10-Q
period 2013-09-30
CASCADE BANCORP
filed 2013-11-12
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,588,460 shares of no par value Common Stock as of November 8, 2013.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
 Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(Dollars in thousands)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$44,405	$31,354
Interest bearing deposits	85,399	81,651
Federal funds sold	22	23
Total cash and cash equivalents	129,826	113,028
Investment securities available-for-sale	200,103	257,544
Investment securities held-to-maturity, estimated fair value of $1,364 ($1,863 in 2012)	1,337	1,813
Federal Home Loan Bank (FHLB) stock	10,006	10,285
Loans held for sale	12,414	2,329
Loans, net	916,505	829,057
Premises and equipment, net	33,744	34,239
Bank-owned life insurance (BOLI)	36,364	35,705
Other real estate owned (OREO), net	3,345	6,552
Deferred tax asset (DTA), net	51,463	—
Other assets	11,563	10,865
Total assets	$1,406,670	$1,301,417

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$459,033	$410,258
Interest bearing demand	541,604	496,674
Savings	47,225	40,030
Time	147,754	129,272
Total deposits	1,195,616	1,076,234
FHLB borrowings	—	60,000
Other liabilities	24,178	24,408
Total liabilities	1,219,794	1,160,642

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 47,588,609 issued and outstanding (47,326,306 in 2012)	330,684	330,024
Accumulated deficit	(143,320)	(192,933)
Accumulated other comprehensive income	(488)	3,684
Total stockholders' equity	186,876	140,775
Total liabilities and stockholders' equity	$1,406,670	$1,301,417
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Nine months ended September 30, 2013 and 2012
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$11,080	$11,893	$33,251	$37,231
Interest on investments	1,356	1,533	4,059	4,462
Other investment income	71	36	173	163
Total interest income	12,507	13,462	37,483	41,856

Interest expense:
Deposits:
Interest bearing demand	193	224	541	872
Savings	6	5	17	18
Time	235	462	829	1,612
Other borrowings	16	480	949	1,429
Total interest expense	450	1,171	2,336	3,931

Net interest income	12,057	12,291	35,147	37,925
Loan loss provision	—	—	1,000	1,100
Net interest income after loan loss provision	12,057	12,291	34,147	36,825

Non-interest income:
Service charges on deposit accounts	766	791	2,245	2,471
Card issuer and merchant services fees, net	847	694	2,473	1,970
Earnings on BOLI	224	234	659	751
Mortgage banking income, net	1,284	1,104	3,504	2,948
Other income	516	410	1,628	1,500
Total non-interest income	3,637	3,233	10,509	9,640

Non-interest expense:
Salaries and employee benefits	7,633	7,859	24,239	23,720
Occupancy	1,101	1,127	3,830	3,444
Equipment	457	371	1,191	1,143
Communications	347	394	1,108	1,149
FDIC insurance	454	665	1,305	2,048
OREO	47	85	322	834
Professional services	1,025	753	2,535	2,630
Prepayment penalties on FHLB advances	—	—	3,827	—
Other expenses	2,519	2,445	7,847	6,804
Total non-interest expense	13,583	13,699	46,204	41,772

Income (loss) before income taxes	2,111	1,825	(1,548)	4,693
Income tax benefit (provision)	(619)	—	51,159	(50)
Net income	$1,492	$1,825	$49,611	$4,643

Basic and diluted income per share:
Net income per common share	$0.03	$0.04	$1.05	$0.10
Net income per common share (diluted)	$0.03	$0.04	$1.05	$0.10

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine months ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Income	$1,492	$1,825	$49,611	$4,643

Other Comprehensive income:
Unrealized (losses) gains on investment securities available-for-sale	(4,477)	985	(6,729)	1,732
Tax effect of the unrealized (losses) gains on investment securities available-for-sale	1,701	(375)	2,557	(658)
Comprehensive (loss) income	$(1,284)	$2,435	$45,439	$5,717

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$3,624	$19,500

Investing activities:
Purchases of investment securities available-for-sale	—	(398,174)
Purchases of mutual funds	(11)	—
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	49,884	333,769
Proceeds from maturities, calls of investment securities held-to-maturity	475	310
Proceeds from sale of FHLB stock	279	94
Loan (increases) reductions, net	(100,794)	25,803
Purchases of premises and equipment, net	(1,060)	(631)
Proceeds from sales of OREO	5,091	706
Net cash used in investing activities	(46,136)	(38,123)

Financing activities:
Net increase (decrease) in deposits	119,382	(16,321)
Proceeds from stock options exercised	30	—
Tax effect of non-vested restricted stock	(102)	(83)
Repayment of FHLB advances	(60,000)	—
Net cash provided by (used in) financing activities	59,310	(16,404)
Net increase (decrease) in cash and cash equivalents	16,798	(35,027)
Cash and cash equivalents at beginning of period	113,028	128,439
Cash and cash equivalents at end of period	$129,826	$93,412

Supplemental disclosures of cash flow information:
Interest paid	$2,573	$4,057
Loans transferred to OREO	$2,069	$1,267

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

2.    Investment Securities

Investment securities at September 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2013
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$177,401	$3,140	$4,401	$176,140
Non-agency MBS	14,236	99	391	13,944
U.S. Agency asset-backed securities	8,753	869	112	9,510
Mutual fund	500	9	—	509
	$200,890	$4,117	$4,904	$200,103
Held-to-maturity
Tax credit investments	$630	$—	$—	$630
Obligations of state and political subdivisions	707	27	—	734
	$1,337	$27	$—	$1,364

December 31, 2012
Available-for-sale
U.S. Agency MBS *	$216,141	$5,426	$252	$221,315
Non-agency MBS	20,601	253	—	20,854
U.S. Agency asset-backed securities	9,374	599	118	9,855
Commercial paper	5,000	—	—	5,000
Mutual fund	486	34	—	520
	$251,602	$6,312	$370	$257,544
Held-to-maturity
Tax credit investments	$790	$—	$—	$790
Obligations of state and political subdivisions	1,023	50	—	1,073
	$1,813	$50	$—	$1,863

* U.S. Agency MBS include private label MBS of approximately $11.8 million and $14.4 million at September 30, 2013 and December 31, 2012, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at September 30, 2013 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$—	$—	$325	$333
Due after one year through five years	80	82	382	401
Due after five years through ten years	47,516	44,331	—	—
Due after ten years	152,794	155,181	—	—
Mutual fund	500	509	—	—
Tax credit investments	—	—	630	630
	$200,890	$200,103	$1,337	$1,364

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2013
U.S. Agency MBS	$71,106	$4,382	$2,908	$19	$74,014	$4,401
Non-Agency MBS	10,832	390	230	1	11,062	391
U.S. Agency asset-backed securities	727	1	2,524	111	3,251	112
	$82,665	$4,773	$5,662	$131	$88,327	$4,904

December 31, 2012
U.S. Agency MBS	$34,114	$43	$12,718	$209	$46,832	$252
U.S. Agency asset-backed securities	—	—	2,750	118	2,750	118
	$34,114	$43	$15,468	$327	$49,582	$370

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to changes in market yield/rate spreads at September 30, 2013 and December 31, 2012 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of September 30, 2013, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

 3.    Loans and reserve for credit losses

 The composition of the loan portfolio at September 30, 2013 and December 31, 2012 was as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$209,830	22.3%	$196,821	22.9%
Non-owner occupied	329,566	35.1%	328,480	38.3%
Total commercial real estate loans	539,396	57.4%	525,301	61.2%
Construction	52,502	5.6%	45,650	5.3%
Residential real estate	100,151	10.7%	85,494	10.0%
Commercial and industrial	211,246	22.5%	162,213	18.9%
Consumer	36,527	3.8%	39,506	4.6%
Total loans	939,822	100.0%	858,164	100.0%

Less:
Deferred loan fees	(1,664)		(1,846)
Reserve for loan losses	(21,653)		(27,261)
Loans, net	$916,505		$829,057

For the nine months ended September 30, 2013, total loan balances increased by $81.7 million mainly due to an increased commercial and industrial portfolio, primarily related to the Company's syndicated national credit portfolio. In addition, local owner-occupied commercial real estate ("CRE") was higher and the Company increased its portfolio of originated adjustable rate and 15 year residential real estate loans.

Approximately 74% of the Bank’s loan portfolio at September 30, 2013 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. The Bank's results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Economic trends can significantly affect the strength of the local real estate market. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce CRE concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At September 30, 2013 and December 31, 2012, the portion of loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $11.4 million and $12.7 million, respectively.

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

At September 30, 2013 and December 31, 2012, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

The decline in the reserve for loan losses from December 31, 2012 to September 30, 2013 was mainly related to charge offs during the period, a significant portion of which relates to the Bank’s ongoing remediation of adversely classified loans.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended September 30, 2013
Reserve for loan losses
Balance at June 30, 2013	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694
Loan loss provision (credit)	1,049	(201)	(202)	(23)	185	(808)	—
Recoveries	79	249	28	554	72	—	982
Loans charged off	(656)	(292)	(129)	(534)	(412)	—	(2,023)
Balance at end of period	$11,184	$598	$2,669	$5,345	$1,535	$322	$21,653

Reserve for unfunded lending commitments
Balance at June 30, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$11,184	$598	$2,669	$5,345	$1,535	$322	$21,653
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$11,232	$866	$2,694	$5,420	$1,559	$322	$22,093

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Nine months ended September 30, 2013
Reserve for loan losses
Balance at December 31, 2012	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Loan loss provision (credit)	1,030	341	(590)	989	(5)	(765)	1,000
Recoveries	294	412	216	1,900	190	—	3,012
Loans charged off	(1,736)	(1,738)	(508)	(4,811)	(827)	—	(9,620)
Balance at end of period	$11,184	$598	$2,669	$5,345	$1,535	$322	$21,653

Reserve for unfunded lending commitments
Balance at December 31, 2012	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$11,184	$598	$2,669	$5,345	$1,535	$322	$21,653
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$11,232	$866	$2,694	$5,420	$1,559	$322	$22,093

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended September 30, 2012
Reserve for loan losses
Balance at June 30, 2012	$18,103	$4,529	$3,693	$8,785	$2,508	$601	$38,219
Loan loss provision (credit)	79	(1,183)	932	580	33	(441)	—
Recoveries	171	97	119	348	80	—	815
Loans charged off	(466)	—	(1,010)	(1,620)	(295)	—	(3,391)
Balance at end of period	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643

Reserve for unfunded lending commitments
Balance at June 30, 2012	$28	$29	$184	$487	$822	$—	$1,550
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$28	$29	$184	$487	$822	$—	$1,550

Reserve for credit losses
Reserve for loan losses	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643
Reserve for unfunded lending commitments	28	29	184	487	822	—	1,550
Total reserve for credit losses	$17,915	$3,472	$3,918	$8,580	$3,148	$160	$37,193

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Nine months ended September 30, 2012
Reserve for loan losses
Balance at December 31, 2011	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	601	(2,375)	2,764	(768)	735	143	1,100
Recoveries	184	479	238	831	260	—	1,992
Loans charged off	(4,546)	(59)	(2,527)	(3,261)	(961)	—	(11,354)
Balance at end of period	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643

Reserve for unfunded lending commitments
Balance at December 31, 2011	$28	$29	$184	$487	$822	$—	$1,550
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$28	$29	$184	$487	$822	$—	$1,550

Reserve for credit losses
Reserve for loan losses	$17,887	$3,443	$3,734	$8,093	$2,326	$160	$35,643
Reserve for unfunded lending commitments	28	29	184	487	822	—	1,550
Total reserve for credit losses	$17,915	$3,472	$3,918	$8,580	$3,148	$160	$37,193

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2013
Commercial real estate	$1,996	$9,188	$11,184	$35,543	$503,853	$539,396
Construction	5	593	598	2,189	50,313	52,502
Residential real estate	62	2,607	2,669	452	99,699	100,151
Commercial and industrial	102	5,243	5,345	6,248	204,998	211,246
Consumer	—	1,535	1,535	—	36,527	36,527
	$2,165	$19,166	21,331	$44,432	$895,390	$939,822
Unallocated			322
			$21,653

December 31, 2012
Commercial real estate	$1,088	$10,508	$11,596	$42,859	$482,442	$525,301
Construction	440	1,143	1,583	9,734	35,916	45,650
Residential real estate	1,141	2,410	3,551	4,840	80,654	85,494
Commercial and industrial	829	6,438	7,267	9,602	152,611	162,213
Consumer	301	1,876	2,177	1,636	37,870	39,506
	$3,799	$22,375	26,174	$68,671	$789,493	$858,164
Unallocated			1,087
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

During the nine months ended September 30, 2013, the Bank reduced loans classified as special mention and substandard by $72.3 million, with $68.5 million of the reduction occurring in the first half of the year. Remediation was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, note sales and/or charge offs related to the restructure of adversely risk rated loans.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
September 30, 2013
Commercial real estate:
Owner occupied	$137,086	$19,168	$28,038	$25,538	$209,830
Non-owner occupied	233,861	62,240	20,777	12,688	329,566
Total commercial real estate loans	370,947	81,408	48,815	38,226	539,396
Construction	43,244	5,575	2,288	1,395	52,502
Residential real estate	96,782	953	—	2,416	100,151
Commercial and industrial	196,677	4,388	3,606	6,575	211,246
Consumer	36,499	—	—	28	36,527
	$744,149	$92,324	$54,709	$48,640	$939,822

December 31, 2012
Commercial real estate:
Owner occupied	$122,125	$26,326	$13,622	$34,748	$196,821
Non-owner occupied	214,990	39,879	24,910	48,701	328,480
Total commercial real estate loans	337,115	66,205	38,532	83,449	525,301
Construction	25,308	6,079	1,795	12,468	45,650
Residential real estate	74,576	2,207	2,086	6,625	85,494
Commercial and industrial	126,208	7,005	6,473	22,527	162,213
Consumer	37,264	603	—	1,639	39,506
	$600,471	$82,099	$48,886	$126,708	$858,164

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at September 30, 2013 and December 31, 2012 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
September 30, 2013
Commercial real estate:
Owner occupied	$977	$2,838	$3,815	$206,015	$209,830
Non-owner occupied	1,616	858	2,474	327,092	329,566
Total commercial real estate loans	2,593	3,696	6,289	533,107	539,396
Construction	93	162	255	52,247	52,502
Residential real estate	251	277	528	99,623	100,151
Commercial and industrial	1,503	1,128	2,631	208,615	211,246
Consumer	77	27	104	36,423	36,527
	$4,517	$5,290	$9,807	$930,015	$939,822
December 31, 2012
Commercial real estate:
Owner occupied	$1,240	$4,221	$5,461	$191,360	$196,821
Non-owner occupied	8,660	7,183	15,843	312,637	328,480
Total commercial real estate loans	9,900	11,404	21,304	503,997	525,301
Construction	1,288	2,793	4,081	41,569	45,650
Residential real estate	818	364	1,182	84,312	85,494
Commercial and industrial	2,825	1,858	4,683	157,530	162,213
Consumer	61	12	73	39,433	39,506
	$14,892	$16,431	$31,323	$826,841	$858,164

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0 and $1.5 million at September 30, 2013 and December 31, 2012, respectively.

The following table presents information related to impaired loans, by portfolio class, at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
September 30, 2013
Commercial real estate:
Owner occupied	$7,760	$4,215	$11,975	$14,869	$1,983
Non-owner occupied	1,123	22,445	23,568	23,819	13
Total commercial real estate loans	8,883	26,660	35,543	38,688	1,996
Construction	784	1,405	2,189	2,189	5
Residential real estate	175	277	452	552	62
Commercial and industrial	4,319	1,929	6,248	7,070	102
Consumer	—	—	—	—	—
	$14,161	$30,271	$44,432	$48,499	$2,165

December 31, 2012
Commercial real estate:
Owner occupied	$8,538	$7,443	$15,981	$21,610	$988
Non-owner occupied	3,712	23,166	26,878	32,630	100
Total commercial real estate loans	12,250	30,609	42,859	54,240	1,088
Construction	2,348	7,386	9,734	9,867	440
Residential real estate	4,530	310	4,840	5,018	1,141
Commercial and industrial	6,493	3,109	9,602	10,982	829
Consumer	1,636	—	1,636	1,638	301
	$27,257	$41,414	$68,671	$81,745	$3,799

At September 30, 2013 and December 31, 2012, the total recorded balance of impaired loans in the above table included $34.2 million and $43.6 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial real estate:
Owner occupied	$13,948	$15,532	$14,579	$14,941
Non-owner occupied	25,062	33,455	26,656	31,811
Total commercial real estate loans	39,010	48,987	41,235	46,752
Construction	1,927	8,184	4,220	6,202
Residential real estate	560	6,221	2,698	5,843
Commercial and industrial	6,585	10,682	7,984	10,937
Consumer	—	1,583	894	1,285
	$48,082	$75,657	$57,031	$71,019

Interest income recognized for cash payments received on impaired loans for the nine months ended September 30, 2013 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at September 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Commercial real estate:
Owner occupied	$5,134	$4,836
Non-owner occupied	1,153	5,756
Total commercial real estate loans	6,287	10,592
Construction	265	2,839
Residential real estate	421	556
Commercial and industrial	2,011	3,233
Total non-accrual loans	$8,984	$17,220

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	—	—
Non-owner occupied	—	1,427
Total commercial real estate loans	—	1,427
Construction	—	—
Residential real estate	—	94
Commercial and industrial	—	—
Consumer	27	12
Total accruing loans which are contractually past due 90 days or more	$27	$1,533

TDRs

A loan is classified as a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower in the restructuring that the Company would not otherwise consider in the origination of a loan. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. A TDR loan is considered to be impaired and is individually evaluated for impairment. As with other impaired loans, a reserve for loan loss is estimated for each TDR based on the difference between expected future cash flows discounted at the original contractual rate and the current balance of the loan. For collateral dependent loans, expected future cash flows includes the estimated market value less cost to sell.

The Company allocated $1.6 million and $2.7 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2013 and December 31, 2012, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,
	2013		2012
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—
Construction	1	1,243	1	72
Residential real estate	—	—	2	166
Commercial and industrial	1	963	17	824
Consumer	—	—	6	113
	2	$2,206	26	$1,175

	Nine months ended September 30,
	2013		2012
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	5	$27,677	4	$1,734
Construction	1	1,243	2	4,497
Residential real estate	—	—	9	476
Commercial and industrial	4	1,237	26	1,405
Consumer	—	—	39	423
	10	$30,157	80	$8,535

The increase in the outstanding recorded investment of loans modified and recorded as TDRs during the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of remediation to bolster cash flow of stressed loans, and includes the restructuring of a large CRE credit in the Bank’s loan portfolio during the first quarter of 2013.

At September 30, 2013 and 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $0 and $1.2 million, respectively.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three and nine months ended September 30, 2013 and 2012 by the primary type of concession granted:

Three Months Ended September 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	1,243	—	1,243
Residential real estate	—	—	—	—
Commercial and industrial	—	963	—	963
Consumer	—	—	—	—
	$—	$2,206	$—	$2,206

Three Months Ended September 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$4	$1	$—	$5
Construction	—	72	—	72
Residential real estate	—	67	99	166
Commercial and industrial	80	409	335	824
Consumer	—	83	30	113
	$84	$632	$464	$1,180

Nine Months Ended September 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	1,243	—	1,243
Residential real estate	—	—	—	—
Commercial and industrial	174	1,063	—	1,237
Consumer	—	—	—	—
	$3,983	$4,674	$21,500	$30,157

Nine Months Ended September 30, 2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$1,299	$435	$—	$1,734
Construction	—	4,497	—	4,497
Residential real estate	—	377	99	476
Commercial and industrial	169	748	488	1,405
Consumer	—	393	30	423
	$1,468	$6,450	$617	$8,535

The following table presents, by portfolio segment, the TDRs which had payment defaults during the nine months ended September 30, 2013 and 2012 that had been previously restructured within the last twelve months prior to September 30, 2013 and 2012:

	Nine months ended September 30,
	2013		2012
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	2	$3,500	—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial loans	—	—	1	193
Consumer loans	—	—	1	3
	2	$3,500	2	$196

4.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of September 30, 2013 and December 31, 2012 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at September 30, 2013 and December 31, 2012 was $2.0 million and $1.3 million, respectively, which includes valuation allowances of $0.2 million.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,786	$774	$1,308	$—
Additions	369	391	1,018	1,209
Amortization	(111)	(40)	(282)	(84)
Change in valuation allowance	—	(139)	—	(139)
Balances at end of period	$2,044	$986	$2,044	$986

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Origination and processing fees	$245	$159	$542	$441
Gain on sales of mortgage loans, net	1,007	1,076	2,888	2,636
MSR valuation allowance	—	(139)	—	(139)
Servicing fees	143	48	356	94
Amortization	(111)	(40)	(282)	(84)
Mortgage banking income, net	$1,284	$1,104	$3,504	$2,948

5.    Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$2,606	$12,251	$6,552	$21,270
Additions	970	296	2,068	1,268
Dispositions	(497)	(8,909)	(13,614)	(26,314)
Change in valuation allowance	266	4,909	8,339	12,323
Balances at end of period	$3,345	$8,547	$3,345	$8,547

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$2,569	$22,872	$10,642	$30,287
Additions to the valuation allowance	37	—	262	86
Reductions due to sales	(303)	(4,909)	(8,601)	(12,410)
Balance at end of period	$2,303	$17,963	$2,303	$17,963

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating costs	$26	$85	$137	$786
Net (gains) losses on dispositions	(16)	—	(77)	(38)
Increases in valuation allowance	37	—	262	86
Total	$47	$85	$322	$834

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

The numerators and denominators used in computing basic and diluted net income per common share for the three and nine months ended September 30, 2013 and 2012 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$1,492	$1,825	$49,611	$4,643

Weighted-average shares outstanding - basic	47,212,330	47,142,441	47,175,243	47,122,536
Dilutive securities	356,240	150,500	277,852	147,986
Weighted-average shares outstanding - diluted	47,568,570	47,292,941	47,453,095	47,270,522
Common stock equivalent shares excluded due to antidilutive effect	32,399	19,412	32,399	16,283

Basic and diluted:
Net income per common share	$0.03	$0.04	$1.05	$0.10
Net income per common share (diluted)	$0.03	$0.04	$1.05	$0.10

7.    Stock-Based Compensation

At September 30, 2013, 4,566,192 shares reserved under the stock-based compensation plans were available for future grants.

During the nine months ended September 30, 2013, the Company granted 296,417 additional shares of restricted stock with a weighted-average grant date fair value of $5.81 per share, which vest between 2013 and 2016. During the same period, the Company also granted 5,507 stock options with a weighted-average grant date fair value of approximately $6.80 per option. These stock options vest in 2016. During the nine months ended September 30, 2012, the Company granted 56,223 additional shares of restricted stock with a weighted-average grant date fair value of $5.70 per share, which vest during 2014 and 2015. During the same period, the Company also granted 19,412 stock options with a weighted-average grant date fair value of approximately $4.25 per option. These stock options vest in 2014. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2013 and 2012:

	2013	2012
Dividend yield	—%	—%
Expected volatility	77.2%	85.0%
Risk-free interest rate	1.1%	1.4%
Expected option lives	6.0 years	6.0 years

The dividend yield was based on historical dividend information. The Company has not paid dividends since the third quarter of 2008 resulting in the dividend yield of 0.0%. The expected volatility was based on the historical volatility of the Company’s common stock price. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding, giving consideration to vesting schedules and historical exercise and forfeiture patterns.

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

The following table presents the activity related to stock options for the nine months ended September 30, 2013 and 2012:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2013	139,446	$53.39	6.2	$79.4
Granted	5,507	6.80	9.5	—
Exercised	(5,250)	5.70	N/A	N/A
Canceled / forfeited	(16,193)	128.43	N/A	N/A
Expired	(10,806)	90.72	N/A	N/A
Options outstanding at September 30, 2013	112,704	$39.31	6.4	$9.9
Options exercisable at September 30, 2013	74,798	$56.16	5.3	$6.2

Options outstanding at January 1, 2012	144,370	$68.90	5.9	$—
Granted	19,412	4.25	1.9	27.8
Canceled / forfeited	(22,928)	68.73	N/A	N/A
Expired	(8,110)	68.97	N/A	N/A
Options outstanding at September 30, 2012	132,744	$59.72	6.1	$27.8
Options exercisable at September 30, 2012	54,482	$137.22	3.4	$—

Stock-based compensation expense related to stock options for the nine months ended September 30, 2013 and 2012 was approximately $0.1 million . As of September 30, 2013, there was approximately $0.1 million unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the nine months ended September 30, 2013:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2013	157,191	$14.11
Granted	296,417	5.81
Vested	(83,508)	5.99
Canceled / forfeited	(13,860)	6.83
Nonvested as of September 30, 2013	356,240	$9.39

Restricted stock is generally scheduled to vest over a three year period, with the unearned compensation related to restricted stock amortized to expense on a straight-line basis. As of September 30, 2013, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.5 million. Total expense recognized by the Company for nonvested restricted stock for the nine months ended September 30, 2013 and 2012 was $0.7 million and $0.6 million, respectively. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at September 30, 2013 and December 31, 2012, as all RSUs were fully-vested at the date of the grant.

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

During the three and nine months ended September 30, 2013, the Company recorded a $0.6 million income tax provision and $51.2 million income tax benefit, respectively. The significant income tax benefit recorded in the nine months ended September 30, 2013 resulted primarily from reversing substantially all of the Company's DTA valuation allowance at June 30, 2013 of $51.7 million. During the three and nine months ended September 30, 2012, the Company recorded an income tax provision of $0 and $0.1 million, respectively.

As of September 30, 2013, the net deferred tax asset was $51.5 million. Included in the net deferred taxes are NOL's (tax affected) for are federal taxes of $28.0 million, Oregon state taxes of $4.5 million and Idaho state taxes of $4.0 million. Also included in the net deferred taxes are federal and state tax credits of $0.9 million and $0.3 million, respectively. This is compared with a deferred tax liability as of December 31, 2012 of $2.3 million (pertaining to available-for-sale securities) as the balance of the deferred tax assets was fully reserved. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the IRC. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

MSRs: The estimated fair value of MSRs is calculated by discounting the expected future contractual cash flows. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceeds its estimated fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

The Company’s only financial assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2013
Investment securities available-for-sale	$—	$200,103	$—

December 31, 2012
Investment securities available-for-sale	$—	$257,544	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2013
Impaired loans with specific valuation allowances	$—	$—	$14,161
Other real estate owned	—	—	3,345
	$—	$—	$17,506

December 31, 2012
Impaired loans with specific valuation allowances	$—	$—	$34,383
Other real estate owned	—	—	6,552
MSRs	—	—	1,308
	$—	$—	$42,243

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$14,161	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,345	Market approach	Appraised value less selling costs of 5% to 10%

	December 31, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$34,383	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$6,552	Market approach	Appraised value less selling costs of 5% to 10%
MSRs	$1,308	Market approach	Weighted average prepayment speed of 10.5%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2012, or during the nine months ended September 30, 2013. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2012 or the nine months ended September 30, 2013.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2013 and December 31, 2012.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using September 30, 2013 and December 31, 2012 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount approximates the estimated fair value of these instruments.

MSRs: See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2013 and December 31, 2012 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s September 30, 2013 and December 31, 2012 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2013 and December 31, 2012 were approximately as follows (dollars in thousands):

		September 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$129,826	$129,826	$113,028	$113,028
Investment securities:
Available-for-sale	Level 2	200,103	200,103	257,544	257,544
Held-to-maturity	Level 2	1,337	1,364	1,813	1,863
FHLB stock	Level 2	10,006	10,006	10,285	10,285
Loans held-for-sale	Level 2	12,414	12,414	2,329	2,329
Loans, net	Level 3	916,505	920,256	829,057	833,399
BOLI	Level 3	36,364	36,364	35,705	35,705
MSRs	Level 3	2,044	2,044	1,308	1,308

Financial liabilities:
Deposits	Level 2	1,195,616	1,195,289	1,076,234	1,076,550
FHLB borrowings	Level 2	—	—	60,000	64,981

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

On March 7, 2013, the Bank entered into a memorandum of understanding (“MOU”) with the Federal Deposit Insurance Corporation ("FDIC") and the Oregon Division of Finance and Corporate Securities ("DFCS") which terminated cease-and-desist order that had been in effect between the Bank, the FDIC and the DFCS since August 2009. The MOU restricted the Bank from paying dividends without the written consent of the FDIC and DFCS and required that the Bank maintain higher levels of capital than may be required by published capital adequacy requirements.

In particular the MOU required the Bank to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10.00%. As of September 30, 2013 and December 31, 2012, the requirement relating to increasing the Bank’s Tier 1 leverage ratio was met.

On September 5, 2013, the MOU was lifted by the FDIC and DFCS.

On October 26, 2009, Bancorp entered into a written agreement with the Federal Reserve Bank of San Francisco ("FRB") and DFCS (the “Written Agreement”), which required Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval, a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of September 30, 2013 and December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement. On July 8, 2013, the Bancorp entered into a memorandum of understanding (“FRB-MOU”) with the FRB and the DFCS which terminated the Written Agreement.

On October 23, 2013, the FRB-MOU was lifted by the FRB and DFCS.

Bancorp’s actual and required capital amounts and ratios as of September 30, 2013 and December 31, 2012 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2013
Tier 1 leverage (to average assets)	$141,410	10.4%	$54,194	4.0%	$135,485	10.0%	(2)
Tier 1 capital (to risk-weighted assets)	141,410	13.4	42,175	4.0	63,263	6.0
Total capital (to risk-weighted assets)	154,704	14.7	84,350	8.0	105,438	10.0

December 31, 2012
Tier 1 leverage (to average assets)	$136,960	10.4%	$52,470	4.0%	$131,174	10.0%	(1)
Tier 1 capital (to risk-weighted assets)	136,960	14.1	38,811	4.0	58,216	6.0
Total capital (to risk-weighted assets)	149,296	15.4	77,621	8.0	97,027	10.0
 (1) Pursuant to the Written Agreement, which was terminated effective July 8, 2013, Bancorp was required to maintain a Tier 1 leverage ratio of at least 10.00% in order to be deemed "well capitalized".
 (2) Pursuant to the FRB-MOU, which was terminated effective October 23, 2013, Bancorp was required to maintain a Tier 1 leverage ratio of at least 10.00%.

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2013
Tier 1 leverage (to average assets)	$141,469	10.4%	$54,204	4.0%	$135,509	10.0%	(1)
Tier 1 capital (to risk-weighted assets)	141,469	13.4	42,097	4.0	63,146	6.0
Total capital (to risk-weighted assets)	154,739	14.7	84,194	8.0	105,243	10.0

December 31, 2012
Tier 1 leverage (to average assets)	$136,658	10.4%	$52,457	4.0%	$131,142	10.0%	(2)
Tier 1 capital (to risk-weighted assets)	136,658	14.1	38,803	4.0	58,205	6.0
Total capital (to risk-weighted assets)	148,991	15.4	77,607	8.0	97,008	10.0
 (1) Pursuant to the MOU, which was terminated effective September 5, 2013, the Bank was required to maintain a Tier 1 leverage ratio of at least 10.00% in order to be deemed "well-capitalized".
 (2) Pursuant to the Order, which was terminated effective March 7, 2013, the Bank was required to maintain a Tier 1 leverage ratio of at least 10.00% in order to be deemed "well capitalized".

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

13.      Subsequent Event

On October 18, 2013, the Bank received required regulatory approval and completed its previously announced purchase of AmericanWest Bank's Klamath Falls, Oregon branch and the assumption of customer relationships, including deposits and selected loans of AmericanWest's Bend and Redmond, Oregon branch offices. In total, the Bank acquired approximately $25.6 million of deposits, paying a deposit premium of 2.00% of the balance of core in-market deposits assumed, and approximately $1.6 million of performing loans.

On October 23, 2013 the Company, jointly with Home Federal Bancorp, Inc. (NASDAQ: HOME) ("Home Federal"), the holding company for Home Federal Bank announced the signing of a definitive agreement and plan of merger whereby the Company and Home Federal intend to merge in a transaction valued at approximately $265.7 million, payable in a mix of cash and the Company's common stock to Home Federal's stockholders. The combined company is expected to have over $2.0 billion in assets and serve communities across Oregon and Idaho. The transaction, which was unanimously approved by the boards of directors of the Company and Home Federal, however is subject to regulatory approval, approval by the shareholders of the Company and Home Federal and other customary conditions of closing.

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

The Company reversed its DTA valuation allowance as of June 30, 2013 due to management's determination that it was more likely than not that a significant portion of our DTA would be realized. Management's decision was based upon evidence including the Company's positive earnings performance trend, expected continued profitability, and financial condition improvement. As of September 30, 2013, the Company has a deferred tax asset of $51.5 million. This compares to no deferred tax asset as of December 31, 2012 as it was fully reserved against. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement and tax recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the Internal Revenue Code.

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

Economic Conditions

The Company's business is closely tied to the economies of Idaho and Oregon which in turn are influenced by regional and national economic trends and conditions. Idaho and Oregon have recently been experiencing improved economic trends including gains in employment and increased real estate activity. National and regional economies and real estate prices are also stabilizing and in certain cases improved, however lingering effects of the severe economic downturn in 2008 and 2009, including fiscal imbalances, continue to affect employment and business and consumer confidence to some degree and the future direction of the economy remains uncertain. The Company's markets continue to be sensitive to real estate values and unemployment rates continue to be higher than prior to the downturn. An unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely effect the Company's financial condition and results of operations.

Financial Highlights and Summary of the Third Quarter of 2013 (period ended September 30, 2013)

•
Net Income for the Third Quarter of 2013: $1.5 million or $0.03 per common share after a $0.6 million income tax provision. Net income for the third quarter of 2012 was $1.8 million or $0.04 per common share; there was no income tax provision recorded during this period.

•
Net Income for the Nine Months Ended September 30, 2013: $49.6 million or $1.05 per share including a $51.2 million income tax benefit, mainly due to the second quarter DTA recapture. This compares to net income for the nine months ended September 30, 2012 of $4.6 million or $0.10 per share after a $0.1 million income tax provision.

•
Stockholders Equity/Book Value per Share: Equity increased to $186.9 million or $3.93 per share at September 30, 2013 compared to $140.8 million or $2.97 per share at December 31, 2012. The year to date increase was mainly a result of the DTA valuation allowance release in the second quarter of 2013.

•	Loans: Gross loans are up $81.7 million or 9.52% compared to December 31, 2012.

•	Deposits: Total deposits are up $119.4 million or 11.09% compared to December 31, 2012.

•	Credit Quality: Reserve for loan losses at $21.7 million or 2.28% of loans compared to $27.3 million or 3.17% of loans at December 31, 2012; no provision was recorded in the third quarter of 2013.

•
Credit Quality: Net charge-offs for the third quarter of 2013 were $1.0 million, as compared to $2.6 million in the third quarter of 2012, with the decrease mainly related to lower frequency and severity of resolution of special mention and substandard loans.

•	Credit Quality: Non-performing assets improved to 0.88% of total assets at September 30, 2013 compared to 1.94% at December 31, 2012.

•	Net Interest Margin ("NIM"): NIM was 3.81% at September 30, 2013 compared to 4.11% at December 31, 2012.

RESULTS OF OPERATIONS –Three and Nine Months Ended September 30, 2013 and 2012

Total loans and loans held-for-sale outstanding increased to $950.6 million at September 30, 2013, a year-to-date increase of $91.9 million. The growth was primarily attributable to increased balances of shared national credits in the commercial and industrial portfolio as well as growth in the owner-occupied commercial real estate and residential mortgage portfolios.

Loan quality continued to improve with remediation of special mention and substandard loans. Loans categorized as such totaled $103.3 million at September 30, 2013 as compared to $175.6 million at December 31, 2012. Of the $72.2 million reduction, $68.5 million of special mention and substandard loans were remediated in the first half of 2013. Remediation was accomplished through credit upgrades owing to improved obligor cash flows as well as payoffs/paydowns, note sales and/or charge offs related to the restructure of adversely risk rated loans. Non-performing assets as of September 30, 2013 improved to 0.88% of total assets as compared to 1.94% at December 31, 2012. Charge-offs during the third quarter of 2013 were $1.0 million, however the Company made no provision for loan losses as management believes the reserve for loan losses of $21.7 million at September 30, 2013 is adequate.

Total deposits as of September 30, 2013 were $119.4 million higher than the balance at December 31, 2012, primarily due to an influx of deposits from the Bank's public entities, such a municipalities, as well as an increase in title company funds at the end of the third quarter.

Non-interest income of $3.6 million in the third quarter of 2013 remained relatively consistent to non-interest income of $3.2 million in the third quarter of 2012, while non-interest expense in the third quarter of 2013 was also comparable to the third quarter of 2012.

Income Statement

Net Income

Net income for the quarter ended September 30, 2013 was $0.03 per share or $1.5 million, compared to $0.04 per share or $1.8 million for the third quarter of 2012. Net income for the quarter ended September 30, 2013 includes a $0.6 million provision for income taxes. No provision was made for the quarter ended September 30, 2012.

Year-to-date net income through September 30, 2013 was $1.05 per share or $49.6 million, compared to $0.10 per share or $4.6 million for the same period in 2012. The increase is primarily due to an income tax benefit of $51.2 million realized through the reversal of the valuation allowance against the Company's deferred tax asset.

Net Interest Income

Net interest income was $12.1 million for the third quarter of 2013, comparable to $12.3 million in the third quarter of 2012. Net interest income for the nine months ended September 30, 2013 was $2.8 million lower compared to the nine months ended September 30, 2012. The decline is primarily due to continued reductions in yields on earnings assets mainly resulting from the historically low interest rate environment. Specifically, interest income in the third quarter of 2013 decreased $1.0 million compared to the third quarter of 2012 and decreased $4.4 million in the nine months ended September 30, 2013 compared to the same period in 2012, mainly due to lower loan portfolio yields.

Interest expense for the third quarter of 2013 decreased $0.7 million compared to the third quarter of 2012. Interest expense decreased $1.6 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This improvement was primarily due to lower rates on deposits and reduced borrowing expenses. During the second quarter of 2013, the Company prepaid $60.0 million of FHLB advances bearing a weighted average rate of 3.17%.

Components of Net Interest Margin

The following tables set forth the components of the Company's net interest margin for the three and nine months ended September 30, 2013 and 2012. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$211,652	$1,356	2.54%	$280,244	$1,533	2.20%
Interest bearing balances due from other banks	108,422	71	0.26%	64,705	36	0.22%
Federal funds sold	22	—	—%	23	—	—%
Federal Home Loan Bank stock	10,083	—	—%	10,464	—	—%
Loans (1)(2)(3)	924,822	11,080	4.75%	846,382	11,893	5.59%
Total earning assets/interest income	1,255,001	12,507	3.95%	1,201,818	13,462	4.46%
Reserve for loan losses	(22,410)			(37,190)
Cash and due from banks	32,307			29,598
Premises and equipment, net	34,085			33,653
Bank-owned life insurance	36,225			35,294
Accrued interest and other assets	65,509			21,652
Total assets	$1,400,717			$1,284,825

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$551,667	193	0.14%	$479,681	224	0.19%
Savings deposits	46,360	6	0.05%	37,913	5	0.05%
Time deposits	141,924	235	0.66%	139,236	462	1.32%
Other borrowings	24,239	16	0.26%	60,000	480	3.18%
Total interest bearing liabilities/interest expense	764,190	450	0.23%	716,830	1,171	0.65%
Demand deposits	423,351			405,283
Other liabilities	24,078			24,693
Total liabilities	1,211,619			1,146,806
Stockholders' equity	189,098			138,019
Total liabilities and stockholders' equity	$1,400,717			$1,284,825
Net interest income		$12,057			$12,291

Net interest spread			3.72%			3.81%

Net interest income to earning assets			3.81%			4.07%

(1)	Average non-performing loans included in the computation of average loans for the three months ended September 30, 2013 and 2012 was approximately $12.0 million and $10.3 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.3 million in 2013 and $0.4 million in 2012.

(3)	Includes loans held for sale.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$227,938	$4,059	2.38%	$250,459	$4,462	2.38%
Interest bearing balances due from other banks	93,678	173	0.25%	87,606	163	0.25%
Federal funds sold	22	—	—%	23	—	—%
Federal Home Loan Bank stock	10,180	—	—%	10,469	—	—%
Loans (1)(2)(3)	897,803	33,251	4.95%	861,368	37,231	5.77%
Total earning assets/interest income	1,229,621	37,483	4.08%	1,209,925	41,856	4.62%
Reserve for loan losses	(24,578)			(40,839)
Cash and due from banks	30,519			30,277
Premises and equipment, net	34,294			33,853
Bank-owned life insurance	36,006			35,043
Accrued interest and other assets	33,194			25,558
Total assets	$1,339,056			$1,293,817

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$528,894	541	0.14%	$502,744	872	0.23%
Savings deposits	44,164	17	0.05%	36,401	18	0.07%
Time deposits	133,087	829	0.83%	148,409	1,612	1.45%
Other borrowings	49,897	949	2.54%	60,000	1,429	3.18%
Total interest bearing liabilities/interest expense	756,042	2,336	0.41%	747,554	3,931	0.70%
Demand deposits	402,249			386,021
Other liabilities	21,944			24,246
Total liabilities	1,180,235			1,157,821
Stockholders' equity	158,821			135,996
Total liabilities and stockholders' equity	$1,339,056			$1,293,817
Net interest income		$35,147			$37,925

Net interest spread			3.67%			3.92%

Net interest income to earning assets			3.82%			4.20%

(1)	Average non-performing loans included in the computation of average loans for the nine months ended September 30, 2013 and 2012 was approximately $17.6 million and $9.5 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.2 million in 2013 and $1.4 million in 2012.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and nine months ended September 30, 2013, and attributes such variance to “volume” or “rate” changes (dollars in thousands):

	Three Months Ended September 30,
	2013 over 2012
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(813)	$1,105	$(1,918)
Interest on investment securities	(177)	(376)	199
Other investment income	35	25	10
Total interest income	(955)	754	(1,709)

Interest expense:
Interest on deposits:
Interest bearing demand	(31)	34	(65)
Savings	1	1	—
Time deposits	(227)	9	(236)
Other borrowings	(464)	(287)	(177)
Total interest expense	(721)	(243)	(478)

Net interest income	$(234)	$997	$(1,231)

	Nine Months Ended September 30,
	2013 over 2012
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(3,980)	$1,574	$(5,554)
Interest on investment securities	(403)	(402)	(1)
Other investment income	10	11	(1)
Total interest income	(4,373)	1,183	(5,556)

Interest expense:
Interest on deposits:
Interest bearing demand	(331)	45	(376)
Savings	(1)	4	(5)
Time deposits	(783)	(167)	(616)
Other borrowings	(480)	(241)	(239)
Total interest expense	(1,595)	(359)	(1,236)

Net interest income	$(2,778)	$1,542	$(4,320)

Loan Loss Provision

The Company did not record a loan loss provision during the third quarter of 2013 or 2012. The year-to-date provision as of September 30, 2013 is $1.0 million while the year-to-date provision for September 30, 2012 was $1.1 million.

Net charge-offs in the third quarter of 2013 were $1.0 million compared to $2.6 million in the third quarter of 2012. At September 30, 2013, the reserve for loan losses was $21.7 million or 2.28% of outstanding loans compared to $27.3 million or 3.17% of outstanding loans at December 31, 2012.

The reserve for unfunded lending commitments was $0.4 million at September 30, 2013, which remained unchanged from December 31, 2012.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% Change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% Change
Service charges on deposit accounts	$766	$791	(3.2)%	$2,245	$2,471	(9.1)%
Card issuer and merchant services fees, net	847	694	22.0%	2,473	1,970	25.5%
Earnings on BOLI	224	234	(4.3)%	659	751	(12.3)%
Mortgage banking income, net	1,284	1,104	16.3%	3,504	2,948	18.9%
Other income	516	410	25.9%	1,628	1,500	8.5%
Total non-interest income	$3,637	$3,233	12.5%	$10,509	$9,640	9.0%
Service charges on deposit accounts decreased during both the third quarter and the nine months ended September 30, 2013 compared to the same periods in 2012 mainly as a result of the mix of deposit transactions. Card issuer and merchant service fees increased in the third quarter and first nine months of 2013 compared to the same periods in 2012 primarily due to higher transaction volume.

Net mortgage banking income increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, mainly due to stronger residential mortgage origination volumes and related revenues.

Other income for the three months ended September 30, 2013 increased over the three months ended September 30, 2012 mainly as a result of gains on sales of Small Business Administration ("SBA") loans.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% Change	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% Change
Salaries and employee benefits	$7,633	$7,859	(2.9)%	$24,239	$23,720	2.2%
Occupancy	1,101	1,127	(2.3)%	3,830	3,444	11.2%
Equipment	457	371	23.2%	1,191	1,143	4.2%
Communications	347	394	(11.9)%	1,108	1,149	(3.6)%
FDIC insurance	454	665	(31.7)%	1,305	2,048	(36.3)%
OREO	47	85	(44.7)%	322	834	(61.4)%
Professional services	1,025	753	36.1%	2,535	2,630	(3.6)%
Prepayment penalties on FHLB advances	—	—	—%	3,827	—	—%
Other expenses	2,519	2,445	3.0%	7,847	6,804	15.3%
Total non-interest expense	$13,583	$13,699	(0.8)%	$46,204	$41,772	10.6%

Total non-interest expense for the three months ended September 30, 2013 was comparable to the three months ended September 30, 2012. Total non-interest expense for the nine months ended September 30, 2013 was $4.4 million higher than for the nine months ended September 30, 2012, primarily due to prepayment penalties on our FHLB advances in the first half of 2013.

Total salaries and benefits decreased $0.2 million or 2.9% during the three months ended September 30, 2013 compared to the same period in 2012 and increased $0.5 million or 2.2% during the nine months ended September 30, 2013 compared to the same period in 2012 primarily as a result of a $1.3 million expense for human resource related items including incentive and severance obligations incurred in the second quarter of 2013, being partially offset by decreased salaries.

Occupancy, equipment and communications expenses for the three months ended September 30, 2013 were comparable to the same period in 2012, and increased $0.4 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to branch consolidation costs of $0.4 million during the second quarter of 2013.

FDIC insurance has continued to decline for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decreases are due to reduced monetary assessments by the Federal Deposit Insurance Corporation (“FDIC”) as a result of the Bank's improved financial condition.

OREO expenses decreased 44.7% and 61.4% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, mainly as a result of significant OREO dispositions during 2012 through the first half of 2013.

Professional services increased 36.1% during the three months ended September 30, 2013 compared to the same period in 2012 and decreased 3.6% for the nine months ended September 30, 2013 compared to the same period in 2012. Increases in the third quarter of 2013 were primarily the result of legal fees related to remediation of classified assets.

Prepayment penalties on FHLB advances of $3.8 million were recorded during the second quarter of 2013. The Company incurred the penalties to prepay $60.0 million of advances to reduce ongoing interest expense.

Other expenses increased in both the third quarter and first nine months of 2013 compared to the same periods in 2012 mainly as a result of marketing expenses and an adjustment of the Company's tax credit investment.

Income Taxes

During the nine months ended September 30, 2013, the Company recorded an income tax benefit of $51.2 million. This is the result of the Company releasing a DTA allowance of $51.7 million, recorded as a credit to income taxes, during the second quarter of 2013. As a result of the release of the valuation allowance, the Company is now recording income tax provision based on estimated taxable income. As such, for the three months ended September 30, 2013, the Company recorded a income tax provision of $0.6 million.

During the nine months ended September 30, 2012, the Company recorded a $0.1 million income tax provision and no tax provision was recorded during the three months ended September 30, 2012.

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

As of September 30, 2013, the net deferred tax asset was $51.5 million. Included in the net deferred taxes are NOL's (tax affected) for federal taxes of $28.0 million, Oregon state taxes of $4.5 million and Idaho state taxes of $4.0 million. Also included in the net deferred taxes are federal and state tax credits of $0.9 million and $0.3 million, respectively. This is compared with a deferred tax liability as of December 31, 2012 of $2.3 million (pertaining to available-for-sale securities) as the balance of the deferred tax assets was fully reserved. There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the IRC. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has evaluated our future taxable earnings projections and as a result, the entire amount of the deferred tax valuation allowance reversal was determined to be a discrete item.

In assessing the Company's ability to utilize its DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

Financial Condition

Capital Resources

Total stockholders’ equity increased to $186.9 million at September 30, 2013, as compared to total stockholders’ equity of $140.8 million at December 31, 2012. The increase in total stockholders' equity was primarily due to the increase in net income recorded in the nine months ended September 30, 2013 of $49.6 million compared to net income of $4.6 million over the same period in 2012. The increased net income during 2013 was mainly the result of a release of $51.7 million DTA valuation allowance during the second quarter of 2013. At September 30, 2013, the total common equity to total assets ratio was 13.3% and the Company’s basic book value per share was $3.93 as compared to the total common equity to total assets ratio of 10.8% and basic book value per share of $2.97 at December 31, 2012.

At September 30, 2013, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.44%, 13.41% and 14.67%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.44%, 13.44% and 14.70%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, in accordance with the Bancorp memorandum of understanding (“FRB-MOU”) with the FDIC and Oregon Division of Finance and Corporate Securities (“DFCS”), Bancorp was required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” The FRB-MOU was lifted effective October 23, 2013. Additional information regarding capital requirements can be found in Note 10 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2013, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.4 billion at September 30, 2013, up $105.3 million from December 31, 2012. The increase in total assets during the period ended September 30, 2013 primarily resulted from the release of the DTA valuation allowance of $51.7 million in the second quarter of 2013, as well as increases in loans held for sale and net loans of $97.5 million and cash and cash equivalents of $16.8 million. These increases were partially offset by a decrease of $57.4 million in investment securities available-for-sale and a decrease of $3.2 million from the disposition of OREO properties. The increase in net loans during the nine months ended September 30, 2013 was primarily the result of an increased shared national credit portfolio included in commercial and industrial loans, augmented by growth in local owner-occupied commercial real estate loans and residential real estate loans in connection with an improved real-estate market in the geographic regions in which we operate. The decline in investment securities available-for-sale during both the third quarter and nine months ended September 30, 2013 was primarily the result of the principal pay downs of our mortgage-backed securities and the payoff of short term commercial paper.

Total liabilities were $1.2 billion at September 30, 2013, a $59.2 million increase from December 31, 2012. This was primarily the result of a $119.4 million increase in total deposits, partially offset by $60.0 million in reduced FHLB borrowings. In June 2013, the Company prepaid $60.0 million of FHLB advances bearing a weighted-average rate of 3.17%, as discussed above.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Commitments to extend credit	$230,387	$224,531
Commitments under credit card lines of credit	23,646	22,847
Standby letters of credit	2,191	4,221

Total off-balance sheet financial instruments	$256,224	$251,599

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

The Bank applies established credit standards and underwriting practices in evaluating the creditworthiness of such obligors and related collateral requirements, if any. Collateral held for commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Bank typically does not obtain collateral related to credit card commitments.

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

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of September 30, 2013 and December 31, 2012.

Liquidity

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At September 30, 2013, liquid assets of the Bank were mainly interest bearing balances held at the FRB totaling $77.6 million compared to $78.7 million at December 31, 2012. The decrease was primarily the result of increased loans, discussed above.

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

The Bank augments core deposits with wholesale funds from time to time. Until the cease-and-desist order (the "Order") between the Bank and the FDIC and the DFCS was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. Upon termination of the Order, the Bank began to accept local relationship-based reciprocal CDARS and DDM deposits. These deposits are technically classified as brokered deposits. At September 30, 2013, the Company had $27.8 million in reciprocal CDARS and $13.7 million in reciprocal DDM deposits. At December 31, 2012, the Company did not have any brokered deposits.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At September 30, 2013, the Bank was in compliance with this statute. Currently there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At September 30, 2013, the FHLB had extended the Bank a secured line of credit of $272.8 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2013, the Bank had qualifying collateral pledged for FHLB borrowings totaling $274.6 million of which the Bank had nothing at September 30, 2013. At September 30, 2013, the Bank also had undrawn borrowing capacity at FRB of approximately $12.7 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $75.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At September 30, 2013, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At September 30, 2013, the Bank had approximately $256.2 million in total outstanding commitments to extend credit, compared to approximately $251.6 million at year-end 2012. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of September 30, 2013, the book value of unpledged investments totaled approximately $25.2 million compared to $134.6 million at December 31, 2012. The decline in unpledged investments was in part due to payoffs in the first quarter of 2013 of securities classified as unpledged at December 31, 2012 as well as reallocating unpledged collateral to secure certain public deposit customers in Idaho. The Bank also pledged additional securities to the State of Oregon as public deposit customers had increased balances in the third quarter of 2013.

As of September 30, 2013, the Bank’s primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) was 25.90%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information called for by Item 3.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended September 30, 2013, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	November 12, 2013	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	November 12, 2013	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)