Form 10-K
period 2013-12-31
CASCADE BANCORP
filed 2014-03-31
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
97701
(Zip Code)
(877) 617-3400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [ ]  No [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $38,482,283 (based on the closing price of voting stock as quoted on the NASDAQ Capital Market on that date).
There were 47,574,129 shares of no par value Common Stock outstanding as of March 28, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in 2014 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CASCADE BANCORP & SUBSIDIARY
FORM 10-K
ANNUAL REPORT

PART I
ITEM 1. BUSINESS.

The disclosures in Item 1 are qualified by the risk factors set forth in Item 1A of this report and the section entitled "Cautionary Information Concerning Forward-Looking Statements" included in Item 7 of this report, and any other cautionary statements contained herein or incorporated herein by reference.
Cascade Bancorp and Bank of the Cascades
Cascade Bancorp ("Bancorp") is a publicly traded bank holding company that was formed in 1990 and is headquartered in Bend, Oregon. Bancorp's common stock trades on the NASDAQ Capital Market under the symbol “CACB.” Bancorp and its wholly-owned subsidiary, Bank of the Cascades (the "Bank," and together with Bancorp, "Cascade" or the "Company"), operate in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasury Valley, Idaho area. At December 31, 2013, the Company had total consolidated assets of approximately $1.4 billion, net loans of $973.6 million and deposits of approximately $1.2 billion. Bancorp has no significant assets or operations other than the Bank.
The Bank is an Oregon state chartered bank, which opened for business in 1977 and operates 28 branches serving communities in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasure Valley, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. The Bank’s lending activities are focused on small to medium-sized businesses, municipalities and public organizations, and professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, and commercial and industrial loans, as well as consumer installment, line-of-credit, credit card and home equity loans. The Bank originates residential mortgage loans that are mainly sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market and time deposit accounts and related payment services, Internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides trust-related services to its clientele.
The principal office of the Company is located at 1100 NW Wall Street, Bend, Oregon 97701. The Company's phone number is (877) 617-3400.
Signed Merger Agreement with Home Federal Bancorp
On October 23, 2013, the Company announced the signing of an agreement and plan of merger (the "merger agreement") with Home Federal Bancorp (“Home”), a community bank holding company in the Pacific Northwest with approximately $1.0 billion in assets which upon closure is expected to unlock significant efficiency and profitability opportunities. Assuming completion of the merger, the Company is expected to become one of the largest community banks in the Pacific Northwest with over $2.3 billion in assets, hold a top community bank market share in its Central Oregon and Boise Idaho markets, and expand its footprint to include Eugene, Oregon.
Regulatory Orders Terminated in 2013
On September 5, 2013, the Federal Deposit Insurance Corporation ("FDIC") and the Oregon Division of Finance and Corporate Securities ("DFCS") terminated the memorandum of understanding ("MOU"), issued to the Bank in March 2013. Prior to March 2013, the Bank was under a cease and desist order (the "Order"), issued in August 2009 by the FDIC and the DFCS.
On October 23, 2013, the Federal Reserve Bank ("FRB") and the DFCS terminated the memorandum of understanding ("FRB-MOU"), issued to Bancorp in July 2013. Prior to July 2013, Bancorp was under a written agreement, referred to as the "Written Agreement", with the FRB and the DFCS and discussed below under the heading “Supervision and Regulation,” issued in October 2009.
Cascade Trust I and Cascade Statutory Trusts II, III and IV
The Company established four subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities. In January 2011, the trust preferred securities, junior subordinated debentures and all related accrued interest were retired in connection with the completion of the Capital Raise discussed below under the heading “Capital Raise and Sale of Loans Completed in 2011.” In connection with such retirement, the related trusts were also terminated.
Capital Raise and Sale of Loans Completed in 2011
In January 2011, the Company announced the successful completion of a $177.0 million capital raise ("Capital Raise"). New capital investment proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. In addition, approximately $15.0 million of the Capital Raise proceeds were used to retire $68.6 million of the Company's junior subordinated debentures and related accrued interest of $3.9 million, resulting in an approximately $54.9 million pre-tax extraordinary gain recorded in the first quarter of 2011. Prior to the Capital Raise, on November 22, 2010, Bancorp effected a one-for-ten reverse stock split. The results of these transactions are reflected in the audited consolidated financial statements that are included in Item 8 of this report.

In September 2011, the Bank entered into a Commercial Loan Purchase Agreement and Residential Loan Purchase Agreement with a third party ("Bulk Sale"), pursuant to which the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard and related performing loans and approximately $2.0 million of other real estate owned ("OREO"). In connection with the Bulk Sale, the Bank received approximately $58.0 million in cash from the buyer, incurred approximately $3.0 million in related closing costs and recorded loan charge-offs totaling approximately $54.0 million.
Business Strategies
The Company's business strategies include: (i) improve core profitability while continuing to reduce the level of non-performing and adversely risk rated loans; (ii) generate loan portfolio growth while diversifying the loan portfolio; (iii) expand low-cost relationship deposits to fund asset growth; (iv) improve operating efficiency; (v) consistently deliver quality customer service and apply technology to enhance the delivery of banking services; (vi) retain a high-performing work force; and (vii) target accretive merger and acquisition transactions. Because of the uncertainties of the current economic climate and competitive factors, there can be no assurance that Cascade will be successful executing these strategies. Cascade’s mission statement is to be “dedicated to delivering the best in banking for the financial well-being of our customers and shareholders.”
2012 and 2013 have been transition years for Cascade, marked by a return to profitability and a renewed focus on loan origination, including residential mortgage production. Adversely risk rated loans have been reduced since 2011. One of the Company's priorities is to continue to improve its credit quality, and 2012 and 2013 credit quality metrics support Cascade’s belief that the Company is making significant progress relative to this priority.
Business Overview
The United States economy is improving but at a slow pace in the aftermath of a severe recession. While beginning to recover, the Company's primary markets of Oregon and Idaho have experienced significant declines in real estate values, and unemployment levels remain elevated.
Employees
Cascade views its employees as an integral resource in achieving its strategies and long-term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers who are also employees of the Bank. The Bank had 399 full-time equivalent employees as of December 31, 2013.
Risk Management
The Company has risk management policies with respect to identification, assessment and management of important business risks. Such risks include, but are not limited to, credit quality and loan concentration risks, liquidity risk, interest rate risk, economic and market risk, as well as operating risks such as compliance, disclosure, internal control, legal and reputation risks. The Company's board of directors and related committees review and oversee the implementation of policies that specify various controls and risk tolerances.
Credit risk management objectives include the implementation of loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes designed to identify and manage loan portfolio risk and concentrations.
Liquidity management policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding the Company's loan and investment activities. Historically, the Company has utilized borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle ("FHLB") and the Federal Reserve Bank of San Francisco ("FRB"), with wholesale funds augmenting liquidity from time to time.
The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates.
Operating-related risks are managed through implementation of and adherence to a system of internal controls. Internal controls are subject to testing in the course of internal audit and regulatory compliance activities, and the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002. The Company works to enhance its risk management strategies and processes over time. However, there are a wide range of complex risks inherent in the Company's business, and there can be no assurance that internal controls will always detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.
Competition
Commercial and consumer banking in Oregon and Idaho are highly competitive businesses. The Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, brokers and other non-bank financial services providers. In addition to price competition for deposits and loans, market participants compete with respect to the scope and type of services offered, customer service levels, convenience, fees and service charges. Improvements in technology, communications and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition among banking and financial services market participants and thus may adversely affect the Company's future profitability.
The Company believes its community banking philosophy, investments in technology, focus on small and medium-sized businesses, and professional and consumer relationships enable it to compete effectively with other financial services providers in its primary markets. The Bank endeavors to offer attractive financial products and services delivered by effective bankers differentiated by their professionalism and customer service. The Bank’s products and services are designed to be convenient, with flexible delivery alternatives. In addition, the Bank’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. Also, the Bank may buy or sell loan participations with other financial institutions.
The Company's serves the markets Central, Southern and Northwest Oregon, as well in the greater Boise/Treasure Valley, Idaho area. Historically, Central Oregon was the original market area the Bank operated in. The Company has grown with the community and held a greater than 20% deposit market share in the Bend, Oregon Metropolitan Statistical Area as of June 30, 2013 (excluding broker and Internet CDs) according to the FDIC’s “Deposits Market Share Report.” At December 31, 2013, loans and deposits in Oregon markets accounted for approximately 79.8% and 72.8%, respectively, of total balances, while Idaho loans and deposits were approximately 20.2% and 27.2%, respectively, of total balances. Loan competition in Oregon and Idaho is substantial, and success is dependent on price and terms, as well as effectiveness of bankers in building relationships with customers. The Company is not aware of a comprehensive database to determine its market share of loans.
Government Policies
The operations of the Bank are affected by state and federal legislative changes and by policies of various regulatory authorities. These policies include, among others, the statutory maximum legal lending rates, domestic monetary policies of the Federal Reserve Board, the U.S. Department of Treasury fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.
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

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables included in Note 19 of the "Notes to Consolidated Financial Statements" included as Item 8 of this report) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. Such actions could potentially include a leverage capital limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. In addition, payment of dividends by Bancorp and the Bank are subject to restriction by state and federal regulators and availability of retained earnings.

On August 27, 2009, the Bank entered into an agreement with the Federal Deposit Insurance Corporation ("FDIC"), its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities ("DFCS") which required the Bank to take certain measures to improve its safety and soundness. In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order (the “Order”) against the Bank based on certain findings from an examination of the Bank concluded in February 2009 based upon financial and lending data measured as of December 31, 2008 (the Report of Examination, or “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

Under the Order, the Bank was required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and assure that its reserve for loan losses is maintained at an appropriate level. Among the corrective actions required were for the Bank to develop and adopt a plan to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10% at the Bank level beginning 150 days from the issuance of the Order. As of December 31, 2012 the requirement relating to increasing the Bank’s Tier 1 leverage ratio was met.

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

The Order further required the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15.00%. As of December 31, 2012 the requirement relating to Bank's primary liquidity ratio was met.

In addition, pursuant to the Order, the Bank was required to retain qualified management and to notify the FDIC and the DFCS in writing before adding any individual to its Board of Directors or employing any new senior executive officer. Under the Order, the Bank's Board of Directors also was required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Order also restricted the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends and from extending additional credit to certain types of borrowers.

On March 7, 2013, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFCS which terminated the Order. The MOU restricted the Bank from paying dividends without the written consent of the FDIC and DFCS and required that the Bank maintain higher levels of capital than may be required by published capital adequacy requirements. In particular the MOU required the Bank to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10.00%. On September 5, 2013, the MOU was lifted by the FDIC and DFCS.

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

At December 31, 2013 and 2012 the Bank and Bancorp met the regulatory benchmarks to be “well-capitalized” under the applicable regulations. Additionally, at December 31, 2012, the Bank and Bancorp met the regulatory benchmarks to be "well capitalized" under Order and the Written Agreement. As all regulatory orders and agreements were lifted in 2013, no additional requirements were in place as of December 31, 2013.

The Dodd-Frank Act
The Dodd-Frank Act is resulting in a major overhaul of the current financial institution regulatory system. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council can, among other things, make recommendations for increasingly strict rules for capital, leverage and other requirements to which systemically important financial institutions are subject. It is possible that such provisions may be applied to smaller financial institutions such as Bancorp and the Bank by their primary regulators. In addition, branching restrictions were relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which would prohibit proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. In addition, the Dodd-Frank Act repealed the prohibition on paying interest on demand deposits, so that financial institutions are now allowed, but not required, to pay interest on demand deposits. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the authority of the Federal Reserve Board. While many of the Dodd-Frank Act’s provisions do not apply directly to the Company, it is unclear how the implementing regulations or resulting market pressure may affect the Company.
The Dodd-Frank Act requires fees charged for debit card transactions to be both “reasonable and proportional” to the cost incurred by the card issuer. The Dodd-Frank Act directs the Federal Reserve Board to define the meaning of such terms. In doing so, the Federal Reserve Board must consider costs incurred by issuers for fraud prevention, but cannot consider other expenses incurred in connection with the authorization, clearance and settlement of electronic debit transactions unless such costs are specific or incremental to the transactions. The Federal Reserve Board published its final rule regarding debit card interchange fees on July 20, 2011, and the rule became effective on October 1, 2011. Under the Federal Reserve Board’s final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is $0.21 per transaction and 5 basis points multiplied by the value of the transaction. Any debit card issuer that has, along with its affiliates (i.e., any company that controls, is controlled by or is under common control with another company), fewer than $10 billion of assets will be exempt from the limit on interchange fees. The Company believes, however, that market forces may erode the effectiveness of this exemption now that merchants can select more than one network for transaction routing.
Further, the Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company, a bank or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, before the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at banks.
It is difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on community banks like the Bank, including its lending and credit practices and the potential increase to its costs of regulatory compliance and operations. Moreover, the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations, not all of which have been finalized, over the next several years and the scope of these regulations cannot be determined at this time.
Consumer Financial Protection Bureau
The Dodd-Frank Act also created a new, independent federal agency called the Consumer Financial Protection Bureau, or CFPB, which is granted broad rule-making, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10 billion in assets as well as their affiliates. Depository institutions with $10 billion or less in assets, such as Cascade Bank, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but the banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The CFPB has opened inquiries into whether additional rule-making would be appropriate for overdraft protection programs.
The CFPB has already finalized rules relating to remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the Bank, such rules may have a material impact on the Bank’s compliance costs, compliance risk and fee income.
UDAP and UDAAP
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for supervision. The CFPB has published a Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
Other Federal and State Law
Bancorp and the Bank are extensively regulated under federal and Oregon law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not stockholders. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

Certain significant laws and regulations that apply to the Company are described below. The discussion of these laws and regulations does not purport to be complete, and is qualified in its entirety by reference to the full text of the laws and regulations.
Bank Holding Company Regulation
Bancorp is a one-bank holding company within the meaning of the Bank Holding Company Act (the "BHC Act") and, as such, is subject to regulation, supervision and examination by the Federal Reserve Board. Bancorp is required to file annual reports with the Federal Reserve Board and to provide the Federal Reserve Board such additional information as the Federal Reserve Board may require.
The BHC Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5.00% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve Board will not approve any acquisition, merger or consolidation that would have a substantial anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers, as well as Community Reinvestment Act ("CRA") performance.
With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5.00% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve Board considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.
Regulations Concerning Cash Dividends
The principal source of Bancorp's cash revenues historically has been dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, less, to the extent not already charged against earnings or reflected in a reserve, the following: (i) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (ii) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (iii) all accrued expenses, interest and taxes of the institution. During the fourth quarter of 2012, the Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012. Since that date the retained earnings account has been replenished through positive earnings from the Bank.
In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, the payment of which would constitute an unsafe or unsound banking practice.
Under the Oregon Business Corporation Act ("OBCA"), the Company may declare a dividend to its stockholders only if, after giving it effect, in the judgment of the Cascade Board of Directors, the Company would be able to pay its debts as they become due in the usual course of business and the Company's total assets would at least equal the sum of its total liabilities (plus the amount that would be needed if the Company were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution).
The Company has no plans to pay dividends to its stockholders at this time.
Federal and State Bank Regulation of the Bank
The Bank is a FDIC-insured bank which is not a member of the Federal Reserve System, and is subject to the supervision and regulation of the DFCS and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a bank holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of a bank holding company must have received a rating of at least

“satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. The most recent CRA rating of the Bank is “satisfactory.”
The Bank is subject to certain restrictions imposed by the Federal Reserve Board and the FDIC on extensions of credit to, and certain other transactions with, executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit: (i) must be made on substantially the same terms, including with respect to collateral, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not described above; (ii) must not involve more than the normal risk of repayment or present other unfavorable features and (iii) are subject to certain quantitative limits. Cascade Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a regulatory order and other regulatory sanctions.
Under the Federal Deposit Insurance Corporation Improvement Act each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank meets substantially all the required standards that have been adopted.
Capital Adequacy
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The risk-based guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.00% for bank holding companies and banks that have the highest supervisory rating. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.00%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%. Under the Order, Cascade Bank was required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized” for regulatory purposes. Following termination of the Order on March 7, 2013, pursuant to its MOU with its regulators, the Bank was required to maintain a Tier 1 leverage ratio of 10.00%. Subsequent to the termination of the MOU, the Bank was required to maintain a Tier 1 leverage ratio of at least 5.00%.

Prompt Corrective Action
The Federal Deposit Insurance Act, as amended, referred to as the "FDIA", requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, and a leverage ratio of 5.00% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater, and a leverage ratio of 4.00% or greater and is not “well-capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 4.00% or a leverage ratio of less than 4.00%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a leverage ratio of less than 3.00%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its bank holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s bank holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the bank holding company is limited to the lesser of: (i) an amount equal to 5.00% of the depository institution’s total assets at the time it became undercapitalized; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
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
At December 31, 2013, Bancorp's Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.49%, 12.99%, and 14.25%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.49%, 13.01%, and 14.27%, respectively, which met regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively.
New Capital Rules
In July 2013, the three federal banking regulators issued new regulations relating to capital, referred to as the “Basel III Rules.” The Basel III Rules would apply to both depository institutions and (subject to certain exceptions not applicable to Bancorp) their holding companies. Although parts of the Basel III Rules would apply only to large, complex financial institutions, substantial portions of the Basel III Rules would apply to the Bank and Bancorp. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.
The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to Cascade and Cascade Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments, as well as accumulated other comprehensive income (“AOCI”) except to the extent that Bancorp and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI.
The Basel III Rules will also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.
The Basel III Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt correction action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).
The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.
The Basel III Rules generally become effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will have also have phase-in periods.
Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, referred to as the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor. The Dodd-Frank Act temporary provision for unlimited deposit insurance for non-interest bearing transaction accounts expired as of January 1, 2013.
All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019. The annual FICO assessment rate for the first quarter of 2014 is 0.62 basis points.
The Dodd-Frank Act requires the FDIC to make numerous changes to the DIF and the manner in which assessments are calculated. The minimum ratio of assets in the DIF to the total of estimated insured deposits is now 1.35%, and the FDIC has until September 30, 2020 to meet the reserve ratio. In February 2011, the FDIC adopted a final rule covering assessments on insured institutions. As required by the Dodd-Frank Act, the February 2011 rule provides that assessments will be based on an insured institution’s average consolidated assets less tangible equity capital, instead of being based on deposits.
For the purpose of determining an institution’s assessment rate, each institution is provided an assessment risk assignment, which is generally based on the risk that the institution presents to the DIF. Insured institutions with assets of less than $10.0 billion are placed in one of four risk categories. These risk categories are generally determined based on an institution’s capital levels and its supervisory evaluation. These institutions will generally have an assessment rate that can range from 2.5 to 45 basis points. However, the FDIC does have flexibility to adopt higher or lower assessment rates without additional rule-making provided that (i) no one such quarterly adjustment is in excess of 2 basis points; and (ii) the net cumulative adjustment cannot exceed 2 basis points. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.
Incentive Compensation
In June 2010, the Federal Reserve Board, Office of Comptroller of the Currency, and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions; and (iv) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator. The comment period to the proposed rule ended on March 31, 2011. As of the date of this document, the final rule has not yet been published by these regulators.
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
The Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as the Company. The Dodd-Frank Act added a new Section 14A(a) to the Securities Exchange Act of 1934, as amended (the "Exchange Act") that requires companies to include a separate non-binding resolution subject to stockholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, a new Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking stockholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of a company’s assets to include a separate non-binding stockholder resolution approving certain “golden parachute” payments made in connection with the transaction. A new Section 10D to the Exchange Act requires the Securities and Exchange Commission (the "SEC") to direct the national securities exchanges to require companies to implement a policy to “claw back” certain executive payments that were made based on improper financial statements.
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

Anti-Money Laundering and the USA Patriot Act
The USA PATRIOT Act, referred to as the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences.
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
Reserve Requirements
The Bank is subject to Federal Reserve Board regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW accounts and checking accounts). The regulations generally require that for 2014 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $13.3 million up to $89.0 million. Net transaction accounts up to $13.3 million are exempt from reserve requirements. The amount of aggregate transaction accounts in excess of $89.0 million is subject to a reserve ratio of 10.0%. The amounts of transaction accounts subject to the various reserve ratios are generally adjusted by the Federal Reserve Board annually. During 2013 and 2012, the Bank was in compliance with the requirements described above.
Source of Strength
Regulations and historical practice of the Federal Reserve Board have required bank holding companies to serve as a source of financial strength for their subsidiary banks. The Dodd-Frank Act codified this requirement, but added managerial strength to the requirement, and extended it to all companies that control an insured depository institution. Accordingly, Bancorp is now required to act as a source of financial and managerial strength for the Bank. The appropriate federal banking regulators are required by the Dodd-Frank Act to issue final rules to carry out this requirement.
Risk Retention
The Dodd-Frank Act requires that, subject to certain exemptions, sponsors of mortgage- and other asset-backed securities retain not less than 5% of the credit risk of the related mortgage loans or other assets. In August 2013, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, re-proposed regulations implementing this requirement. Generally, the re-proposed regulations provide various ways in which the retention of risk requirement can be satisfied and also describe exemptions from the retention requirements for various types of assets, including mortgage loans. Final regulations have not yet been adopted.
Consumer Protection Laws and Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of their business relationships with consumers. While this list is not exhaustive, these include the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the SAFE Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair, deceptive and abusive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help insure its compliance with these requirements.

As discussed above under the heading "Consumer Financial Protection Bureau,” the Dodd-Frank Act established the CFPB as a new independent bureau within the Federal Reserve Board system that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws and exclusive examination and primary enforcement authority with respect to banks with assets of more than $10 billion.
The Dodd-Frank Act also contains a variety of provisions intended to reform consumer mortgage practices. The provisions include: (i) a requirement that lenders make a reasonable determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs; (ii) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal); (iii) a ban on prepayment penalties for certain types of loans; (iv) bans on arbitration provisions in mortgage loans; and (v) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.
The Dodd-Frank Act contains provisions further regulating payment card transactions. The Dodd-Frank Act requires the Federal Reserve Board to adopt regulations limiting any interchange fee for a debit transaction to an amount which is “reasonable and proportional” to the costs incurred by the issuer. The Federal Reserve Board has adopted final regulations limiting the amount of debit interchange fees that large bank issuers may charge or receive on their debit card transactions. There is an exemption from the rules for issuers with assets of less than $10 billion and the Federal Reserve Board has stated that as of May 23, 2013, this exemption was effective. The Federal Reserve Board stated that it will continue to monitor and report to Congress on the effectiveness of the exemption. Nevertheless, it is unclear whether such smaller issuers (which include the Bank) will, as a practical matter, be able to avoid the impact of the regulations.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control, referred to as the OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Available Information
Bancorp files annual, quarterly and current reports, proxy statements and other business and financial information with the SEC. You may read and copy any materials that Bancorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or 1-800-732-0330 for further information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site that contains Bancorp's SEC filings, as well as reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at http://www.sec.gov. These filings are also accessible free of charge at the Company's website at www.botc.com as soon as reasonably practicable after filing with the SEC. By making this reference to the Company's website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.
ITEM 1A. RISK FACTORS.
There are a number of risks and uncertainties, many of which are beyond the Company's control, which could have a material adverse impact on the Company's financial condition or results of operations. The Company describes below the most significant of these risks and uncertainties in connection with both the Company's business and operations, as well as the proposed merger (the "merger") with Home. These should not be viewed as an all-inclusive list or in any particular order. Additional risks that are not currently considered material may also have an adverse effect on the Company. This report is qualified in its entirety by these risk factors.
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

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the prices of Cascade common stock to decline.
The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals or waivers and approval of the Company’s stockholders and Home stockholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law, the merger will not be completed. In addition, the Company and Home may terminate the merger agreement under certain circumstances even if the merger agreement is approved by the Company’s stockholders and Home stockholders. If the merger is not completed, the trading price of Cascade common stock may decline to the extent that the current prices reflect a market assumption that the merger will be completed. In addition, the Company would not realize any of the expected benefits of having completed the merger. Additionally, if the merger is not completed, further risks could materialize, which could materially and adversely affect the business, financial condition and results of Cascade.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the transactions contemplated by the merger agreement, including the merger may be completed, various approvals or waivers must be obtained from bank regulatory authorities. These governmental entities may impose conditions on the granting of such approvals or waivers. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the merger or of imposing additional costs or limitations on Cascade following the merger. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger that are not anticipated or cannot be met. If the completion of the merger is delayed, including by a delay in receipt of necessary governmental approvals or waivers, the business, financial condition and results of operations of the Company may also be materially adversely affected. In addition, in some circumstances, the merger agreement requires Cascade to pay Home a termination fee equal to $8,000,000 if the merger agreement is terminated due to the failure to receive certain required regulatory approvals or waivers.
The merger is conditioned on obtaining consents from third parties that may not be obtained or that may contain an unfavorable restriction or condition.
Cascade’s obligation to complete the merger is conditioned on, among other things, obtaining certain consents or waivers from third parties doing business with Home. The consents or waivers may not be obtained at all, the consents or waivers may not be obtained in a timely fashion or the terms of the consents or, if obtained, waivers may contain a restriction or condition that would have an adverse effect on the Company.
Cascade intends to fund the cash consideration through a stock purchase with the Bank which requires regulatory approval that may not be obtained.
Cascade intends to fund the cash consideration and its transaction costs in the merger by completing a stock purchase through the Bank. This stock purchase requires the approval of the DFCS and the FDIC. The DFCS or the FDIC may not approve the stock purchase at all, in a timely manner or with conditions that are not anticipated or cannot be met. In that event, Cascade would have to fund the transactions by other means or restructure the merger in accordance with the merger agreement so that the Bank pays the cash consideration directly to the Home stockholders.
Failure of the merger to be completed, the termination of the merger agreement or a significant delay in the completion of the merger could negatively impact Cascade.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among others: (i) approval of the merger agreement by Home stockholders and the Cascade stockholders, (ii) approval of the issuance of the shares of Cascade common stock in connection with the merger by Cascade stockholders, (iii) receipt of requisite regulatory approvals or waivers, (iv) absence of any governmental order or law prohibiting completion of the merger, (v) effectiveness of the registration statement of which this document is a part, (vi) receipt of certain consents of third parties and (vii) Home’s closing tangible net worth is not less than $150,000,000.
These conditions to the completion of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by June 30, 2014, either Cascade or Home may choose not to proceed with the merger, and the companies can mutually decide to terminate the merger agreement at any time, before or after stockholder approval.
If the merger is not completed, the ongoing business, financial condition and results of operations of Cascade may be materially adversely affected and the market price of Cascade common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be completed. If the completion of the merger is delayed, the business, financial condition and results of operations of Cascade may be materially adversely affected.
In addition, Cascade has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, Cascade would have to recognize these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in completing the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to Cascade’s ongoing business during the pendency of the merger, could have a material adverse effect on Cascade’s business, financial condition and results of operations.
Additionally, Cascade’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger, and the market price of Cascade common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the merger agreement is terminated and Cascade seeks another merger or business combination, Cascade’s stockholders cannot be certain that Cascade will be able to find a third party willing to engage in a transaction on more attractive terms than the merger.
The issuance of shares of Cascade common stock to Home stockholders in connection with the merger will substantially dilute the voting power of current Cascade stockholders.
If the merger is completed, it is anticipated that pursuant to the terms of the merger agreement, Cascade will issue shares of Cascade common stock to Home stockholders representing a significant portion of the outstanding shares of Cascade common stock as of immediately following the completion of the merger. Accordingly, if the merger is completed, the issuance of shares of Cascade common stock to Home stockholders in connection with the merger will significantly reduce the relative voting power of each share of Cascade common stock held by current Cascade stockholders and consequently Cascade stockholders will have less influence on the management and policies of the Company post-merger than they currently have.
Sales of substantial amounts of Cascade common stock in the open market by former Home stockholders could depress Cascade's stock price.
Shares of Cascade common stock that are issued to Home stockholders in the merger will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. It is currently anticipated that, unless the number of shares of Cascade common stock is adjusted as required by the merger agreement, in the event that the merger is completed Cascade will issue 24,309,066 shares of Cascade common stock in connection with the merger.
Consequently, if the merger is completed and if Home’s former stockholders sell substantial amounts of Cascade common stock in the public market following completion of the merger, the market price of Cascade common stock may decrease. These sales might also make it more difficult for Cascade to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
Cascade and Home have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of Cascade and Home. To realize these anticipated benefits and cost savings, after the completion of the merger, Cascade expects to integrate Home’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the surviving company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. These transition matters could have an adverse effect on Cascade during the pre-merger period and for an undetermined amount of time after the completion of the merger. In addition, it is also possible that clients, customers, depositors and counterparties of Cascade or Home could choose to discontinue their relationships with the Company after the merger is completed because they prefer doing business with an independent company or for any other reason, which would have an adverse effect on the Company’s financial results and the value of its common stock. If Cascade experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.
Cascade will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect Cascade’s business, financial condition and results of operations.
Uncertainty about the effect of the merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Cascade. These uncertainties may impair Cascade’s ability to attract, retain and motivate key personnel, depositors and borrowers pending the completion of the merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the completion of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with Cascade to seek to change existing business relationships with the companies or fail to extend an existing relationship with Cascade. In addition, competitors may target Cascade's existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.
Cascade has a small number of key personnel. The pursuit of the merger and the preparation for the integration may place a burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the merger agreement restricts each company from taking certain actions without the other company’s consent while the merger is pending. These restrictions may prevent Cascade from issuing securities, incurring indebtedness (other than in connection with the transactions contemplated by the merger agreement, drawing on Cascade’s existing credit facility or indebtedness incurred by the Bank) or taking other significant actions. These restrictions could have a material adverse effect on Cascade's business, financial condition and results of operations.
If the merger is completed, Cascade expects to incur substantial expenses related to the merger that could adversely affect its business after the merger.
Cascade expects to incur substantial expenses in connection with completion of the merger and combining its business, operations, networks, systems, technologies, policies and procedures with those of Home. Although Cascade has assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our expenses. Many of our expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the merger could, particularly in the near term, exceed the savings that Cascade expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. As a result of these expenses, Cascade expects to take charges against their earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Pending litigation against Home and its directors could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages in the event the merger is completed and may adversely affect the Company’s business, financial condition or results of operations and cash flows following the merger.
In connection with the merger, purported Home stockholders have filed a putative stockholder class action and derivative lawsuit against Home and its directors. Among other remedies, the plaintiffs seek to enjoin the merger. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, this litigation could prevent or delay completion of the merger and result in substantial costs to Home and Cascade, including any costs associated with the advancement of expenses to and indemnification of Home’s directors and officers. In addition, the litigation may increase Home’s transaction costs or reduce Home’s tangible net worth, which could reduce the value of Home and post-merger Cascade. Plaintiffs may file additional lawsuits against Home, Cascade and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the Company’s business, financial condition, results of operations and cash flows.
The Company may be restricted from paying or may determine not to pay dividends.
Bancorp is a separate legal entity from the Bank and substantially all of its revenues are derived from the Bank dividends. Oregon law prohibits the Bank from paying dividends to Bancorp unless the Bank has positive retained earnings. The Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012, but the Bank’s payment of dividends will remain constrained under Oregon law by the amount of increases in its retained earnings from that date. In addition, regulators previously have required Bancorp to obtain permission prior to payment of dividends on Cascade common stock and prior to taking a dividend from the Bank. Although such requirements have been terminated, it is possible that regulators may impose the same or similar requirements or limitations on the dividends. If the Bank is unable to pay dividends to Bancorp in the future, Bancorp may not be able to pay dividends on Cascade common stock or pay its creditors, which could have a material adverse effect on the Company's financial condition and results of operations.
Current economic conditions continue to pose significant challenges for the Company and could adversely affect the Company's financial condition and results of operations.
The Company is operating in an uncertain economic environment, including sluggish national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on the Company’s borrowers that would adversely affect the Company’s financial condition and results of operations. The Company may also face the following risks in connection with events:

•Ineffective monetary policy could cause rapid changes in interest rates and asset values that would have a materially adverse impact on the Company's profitability and overall financial condition.
•Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities.

•Regulatory scrutiny of the industry could increase, leading to harsh regulation of our industry that could lead to a higher cost of compliance, limit the Company’s ability to pursue business opportunities and increase the Company’s exposure to the judicial system and the plaintiff’s bar.
•Further erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit the ability of the Company to pursue growth and return profits to shareholders.

If these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on our financial condition.
Our business is closely tied to the local economies of Oregon and Idaho.
The Company's business is closely tied to the economies of Oregon and Idaho in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. In addition, the Company has a significant concentration in real estate lending which is directly affected by local and regional economic conditions. Approximately 71% of the Bank’s loan portfolio at December 31, 2013 consisted of loans secured by real estate-related loans, including construction and development loans, residential mortgage loans and commercial loans secured by commercial real estate, the vast majority of which are located in Oregon and Idaho. The economies of Oregon and Idaho have generally stabilized and/or are recovering. The housing market has improved and prices increased. Vacancy rates for commercial properties have stabilized and small business owners are increasingly considering bank borrowings in order to grow. However, slow economic growth and the lingering effect of the 2007 to 2009 downturn continue to make for challenging operating conditions which may continue for some time and may have an adverse impact on the Company.
The Company may be required to increase its reserve for credit losses and to charge off additional loans in the future, which could adversely affect the Company's results of operations.
The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the reserve for credit losses. Increases in non-performing loans have a significant impact on the Company's reserve for credit losses. Generally, the Company's non-performing loans reflect difficulties of individual borrowers resulting from continued financial stress on the borrowers’ asset values and cash flow abilities due to the weakened economy.
If real estate markets or the economy in general deteriorate the Company may experience increased delinquencies and credit losses. The reserve for credit losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Company to increase its reserve for credit losses in the future, which could have a negative effect on the Company's financial condition and results of operations.
The Company's reserve for credit losses is a significant accounting estimate and may not be adequate to cover future loan losses, which could adversely affect its results of operations.
The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. While the Company strives to monitor credit quality and to identify adversely risk rated loans on a consistent and timely basis, including those that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as problem or non-performing loans. Estimation of the reserve requires the Company to make various assumptions and judgments about the collectability of loans in the Company's loan portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of the Bank’s borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet its financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the reserve is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company cannot be certain that it will be able to identify deteriorating loans before they become non-performing assets or that it will be able to limit losses on those loans that have been identified. As a result, future increases to the reserve for credit losses may be necessary. Additionally, future increases to the reserve for credit losses may be required based on changes in the composition of the loans comprising the loan portfolio, deteriorating values in underlying collateral (most of which consists of real estate in the markets served) and changes in the financial condition of borrowers, such as those that may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the reserve for credit loss.

The Company's financial condition and ability to fund operations could be impaired by liquidity risk.
Liquidity is essential to the Company's business. The Company's primary funding source is customer deposits. In addition, the Bank has historically had access to advances from the Federal Home Loan Bank of Seattle, referred to as the FHLB, the Federal Reserve Bank of San Francisco, referred to as the "FRB", discount window and other wholesale sources such as Internet-sourced deposits to fund operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through traditional deposits, brokered deposits, borrowings, or the sale of securities or loans could have a substantial negative effect on the Company's liquidity. The Company's access to funding sources on terms which are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. The Company has established a significant liquidity reserve as of December 31, 2013; however, the Company's ability to borrow or attract and retain deposits in the future could be adversely affected by the Company's financial condition or regulatory restrictions, or impaired by factors that are not specific to the Company, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. The Bank’s primary counterparty for borrowing purposes is the FHLB and liquid assets are mainly held at correspondent banks or the FRB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of securities or loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Company's access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of federal funds. Liquidity also may be affected by the Bank’s routine commitments to extend credit.
Sources of funds may not remain adequate for liquidity needs and the Bank may be compelled to seek additional sources of financing in the future. Additional borrowings, if sought, may not be available or, if available, may not be on favorable terms. If additional financing sources are unavailable or not available on reasonable terms to provide necessary liquidity, the Company's financial condition, results of operations and future prospects could be materially and adversely affected.
The soundness of other financial institutions could adversely affect the Company.
The Bank is a public depository and, accordingly, accepts deposit funds that belong to, or are held for the benefit of, the State of Oregon, political subdivisions thereof, municipal corporations and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a depository of public funds in excess of collateral pledged, an assessment applicable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The maximum liability is dependent upon potential changes in regulations, the occurrence of Oregon bank failures and the level of public fund deposits held by the failing bank and cannot be presently determined.
In 2013, the amount of collateral Cascade Bank was required to pledge against Oregon public deposits was 50% of the uninsured portion of these Oregon public deposits, but the percentage of collateral required to be pledged could be increased in the future.
The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company's counterparty or client. In addition, the Company's credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. Such losses may materially and adversely affect the Company's results of operations.
Real estate values could decline leading to additional and greater-than-anticipated loan charge-offs and valuation write downs on OREO and OREO-related management and disposition expenses.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned, or OREO. In its normal lending process, the Bank may take a security interest in real estate as collateral for loans. In the event of obligor default, the Bank may have the right to foreclose on such collateral and take title to it. At December 31, 2013, the Bank had OREO with a carrying value of approximately $3.1 million. Generally, higher levels of OREO lead to greater expenses as the Bank incurs costs to manage and dispose of the properties, including personnel costs, insurance, taxes, completion costs, repair costs and other costs associated with property ownership. There are also funding costs associated with OREO. The Bank evaluates property values periodically and establishes valuation reserves, as appropriate, to adjust the carrying value of the properties to the lesser of book or appraised value, net of selling costs and any additional liquidation reserves to expedite the sale of such properties. Decreases in market prices may lead to additional OREO valuation reserves, with a corresponding expense in the Company's consolidated statement of operations. Further valuation reserves of OREO or an inability to sell OREO properties could have a material adverse effect on the Company's results of operations and financial condition.
The banking industry and the Company operate under certain regulatory requirements that may change significantly and in a manner that further impairs revenues, operating income and financial condition.
The Company operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by the DFCS, the FDIC and the Federal Reserve Board. The regulations affect the Company's investment practices, lending activities and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, limit the products the Company can offer or increase the ability of non-banks to compete and could adversely affect the Company in significant but unpredictable ways, which in turn could have a material adverse effect on the Company's financial condition or results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, referred to as the Dodd-Frank Act, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Included in the Dodd-Frank Act are, for example, changes related to deposit insurance assessments, executive compensation and corporate governance requirements, payment of interest on demand deposits, interchange fees and overdraft services. The Dodd-Frank Act also requires the implementation of the “Volcker Rule” for banks and bank holding companies, which would prohibit proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, which was established pursuant to the Dodd-Frank Act, would apply to all banks and thrifts, and may increase the Company's compliance and operational costs in the future.
In addition, the banking regulatory agencies adopted a final rule in July 2013 that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act. The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress.
The Company cannot predict the substance or impact of pending or future legislation or regulation. The Company's compliance with these laws and regulations is costly and may restrict certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. Failure to comply with these laws or regulations could result in fines, penalties, sanctions and damage to the Company's reputation which could have an adverse effect on the Company's business and financial results.
If the Company fails to maintain sufficient capital under regulatory requirements, whether due to losses, an inability to raise additional capital or otherwise, that failure would adversely affect the Company's financial condition, liquidity and results of operations, as well as the Company's ability to maintain regulatory compliance.
Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Company's ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor preferences regarding the banking industry and market condition and governmental activities, many of which are outside the Company's control, and on the Company's financial condition and performance. Accordingly, the Company may not be able to raise additional capital if needed or on terms acceptable to the Company. If the Company fails to meet these capital and other regulatory requirements, the Company's financial condition, liquidity and results of operations would be materially and adversely affected.
The Company may be subject to more stringent capital and liquidity requirements which would adversely affect the Company's net income and future growth.
In July 2013, the Federal Reserve Board and the FDIC, issued rules that implemented the Basel III changes to the international regulatory capital framework and revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations in order to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act. The rules apply to both Bancorp and the Bank.

The rules establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The rules increase capital ratios for all banking organizations and introduce a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rules also include changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. For more information on the new capital and liquidity requirements see "New Capital Rules" in Item 1 of this report.
The rules become effective for the Company on January 1, 2015. The Company has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. The Company is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels. The Company has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and has determined that the Company meets all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on that date.
Although the Company currently cannot predict the specific impact and long-term effects that Basel III will have on the Company and the banking industry more generally, the Company will be required to maintain higher regulatory capital levels which could impact the Company's operations, net income and ability to grow. Furthermore, the Company's failure to comply with the minimum capital requirements could result in regulators taking formal or informal actions against the Company which could restrict future growth or operations.
The Bank’s deposit insurance premium could be higher in the future, which could have a material adverse effect on its future results of operations.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges the insured financial institutions assessments to maintain the Deposit Insurance Fund at a certain level; if an FDIC-insured financial institution fails, payments of deposits up to insured limits are made from the Deposit Insurance Fund. An increase in the risk category of the Bank, adjustments to assessment rates and/or a special assessment could have an adverse effect on the Company's results of operations.
Changes in the Federal Reserve Board’s monetary or fiscal policies could adversely affect the Company's results of operations and financial condition.
The Company's results of operations will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its purchases of government and other securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.
The Company's controls and procedures may fail or be circumvented.
Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.
Historically low interest rates and changes in interest rates may adversely affect the Company's net interest income and profitability.
In recent years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans the Company has originated and the yields on securities the Company has purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the amount of the Company's interest income to $51.0 million and

$54.9 million for the years ended December 31, 2013 and 2012, respectively, from $67.1 million for the year ended December 31, 2011. As a general matter, the Company's interest-bearing assets reprice or mature slightly more quickly than the Company's interest-earning liabilities, which have resulted in decreases in net interest income as interest rates decreased. However, the Company's ability to lower its interest expense is limited at these interest rate levels while the average yield on the Company's interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates for the next several years. Accordingly, the Company's net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which will have an adverse effect on the Company's profitability.
In addition, the Company's results of operations are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans. These rates may be affected by many factors beyond the Company's control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact the Company's ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect the Company's financial condition or results of operations.
Changes in accounting standards could affect reported earnings.
The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of the Company's consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply new or revised guidance retroactively.
The financial services business is intensely competitive and the Company may not be able to compete effectively.
The Company faces competition for its services from a variety of competitors. The Company's future growth and success depend on its ability to compete effectively. The Company competes for deposits, loans and other financial services with numerous financial service providers including banks, thrifts, credit unions, mortgage companies, broker dealers and insurance companies. To the extent these competitors have less regulatory constraints, lower cost structures or increased economies of scale, they may be able to offer a greater variety of products and services or more favorable pricing for such products and services. In addition, improvements in technology, communications and the Internet have intensified competition. As a result, the Company's competitive position could be weakened, which could adversely affect the Company's financial condition and results of operations.
The Bank is a community bank and its ability to maintain its reputation is critical to the success of its business and the failure to do so may materially adversely affect the Company's performance.
The Bank is a community bank, and its reputation is one of the most valuable components of its business. A key component of the Bank’s business strategy is to rely on its reputation for customer service and knowledge of local markets to expand its presence by capturing new business opportunities from existing and prospective customers in its market area and contiguous areas. As such, the Bank strives to conduct its business in a manner that enhances its reputation. This is done, in part, by recruiting, hiring and retaining employees who share the Bank’s core values of being an integral part of the communities the Bank serves, delivering superior service to its customers and caring about its customers and associates. If Bancorp's or the Bank’s reputation is negatively affected, by the actions of their employees, by their inability to conduct their operations in a manner that is appealing to current or prospective customers, or otherwise, the Company's business and, therefore, its operating results may be materially adversely affected.
The Company relies heavily on technology and computer systems, and computer failure could result in loss of business and adversely affect the Company's financial condition and results of operations.
Advances and changes in technology could significantly affect the Company's business, financial condition, results of operations and future prospects. The Company faces many challenges, including the increased demand for providing customers access to their accounts and the systems to perform banking transactions electronically. The Company's ability to compete depends on its ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. In addition, the Company's business and operations are susceptible to negative effects from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of its data processing systems.

Risks associated with the Company's Internet-based systems and online commerce security, including “hacking” and “identify theft,” could adversely affect the Company's business.
The Company has a website and conducts a portion of its business over the Internet. The Company relies heavily upon data processing, including loan servicing and deposit processing software, communications systems and information systems from a number of third parties to conduct its business. Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. The Company's operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render the Company's customer information inaccurate. These events may obstruct the Company's ability to provide services and process transactions. While the Company believes that it is in compliance with all applicable privacy and data security laws, an incident could put its customer confidential information at risk.
Although the Company has not experienced a cyber-incident that has been successful in compromising its data or systems, the Company can never be certain that all of its systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. The Company monitors and modifies, as necessary, its protective measures in response to the perpetual evolution of cyber threats.
A breach in the security of any of the Company's information systems, or other cyber incident, could have an adverse impact on, among other things, its revenue, ability to attract and maintain customers and business reputation. In addition, as a result of any breach, the Company could incur higher costs to conduct its business, to increase protection, or related to remediation.
Furthermore, the Company's customers could incorrectly blame the Company and terminate their accounts with the Bank for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject the Company to additional regulatory scrutiny and expose the Company to civil litigation and possible financial liability.
Finally, on February 12, 2013, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, referred to as the "Executive Order", which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures, and processes, a so-called “Cybersecurity Framework,” that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. It is unclear at this time what impact the Executive Order will have on the Company's internet-based systems and online commerce security.
The Company continually encounters technological changes which could result in the Company having fewer resources than many of its competitors to continue to invest in technological improvements.
Frequent introductions of new technology-driven products and services in the financial services industry result in the need for rapid technological change. In addition, the effective use of technology may result in improved customer service and reduced costs. The Company's future success depends, to a certain extent, on its ability to identify the needs of customers and address those needs by using technology to provide the desired products and services and to create additional efficiencies in its operations. Certain competitors may have substantially greater resources to invest in technological improvements. The Company may not be able to successfully implement new technology-driven products and services or to effectively market these products and services to the Company's customers. Failure to implement the necessary technological changes could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.
The Company may not be able to attract or retain key banking employees which could adversely impact the Company's business and operations.
The Company expects future success to be driven in large part by the relationships maintained with its customers by its executives and senior lending officers. The Company has entered into employment agreements with several members of senior management. The existence of such agreements, however, does not necessarily ensure that the Company will be able to continue to retain their services.
The Company's future successes and profitability are substantially dependent upon the management and banking abilities of its senior executives. The Company strives to attract and retain key banking professionals, management and staff. Competition to attract the best professionals in the industry can be intense which will limit the Company's ability to hire new professionals. Banking-related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel.
Changes or disruptions in the market for certain securities in the Company's investment portfolio could negatively affect the value of those securities.
The Company's investment portfolio securities include obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises such as the Federal National Mortgage Association, referred to as "Fannie Mae", the Government National Mortgage Association, referred to as "Ginnie Mae", the Federal Home Loan Mortgage Corporation,

referred to as "Freddie Mac", and the FHLB or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within the Company's investment portfolio to fall in value or become less liquid. The FRB’s actions to increase the money supply (sometimes referred to as quantitative easing) may be curtailed or ended which may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. Declines in market value associated with these disruptions would result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company's results of operations, equity and capital ratios.
The Company could be subject to environmental liabilities with respect to properties to which it takes title.
In the course of business, the Company may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or remediate hazardous or toxic substances at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the contaminated site. If the Company becomes subject to significant environmental liabilities, its business, financial condition and results of operations could be adversely affected.
The Company's profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe it money.
The Company is exposed to the risk that third parties that owe it money will not perform their obligations. These parties may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. The Company's rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations the Company holds could result in losses and/or adversely affect the Company’s ability to use those securities or obligations for liquidity purposes. The Company relies on representations of potential borrowers and/or guarantors as to the accuracy and completeness of certain financial information. The Company's financial condition and results of operations could be negatively impacted if the financial statements or other information that the Company relies upon is materially misleading.
The Company could be subject to fines, sanctions or other adverse consequences if it fails to comply with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth in Lending Act, Home Mortgage Disclosure Act, Fair Lending Laws or other laws and regulations.
Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial Institutions are also obligated to file suspicious activity reports with the United States Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the Company is required to develop compliance management systems designed to detect and prevent violations of the Real Estate Settlement Procedures Act, Truth in Lending Act, Home Mortgage Disclosure Act, Fair Lending Laws and similar laws and regulations. The federal government has imposed and is expected to expand these and other laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. The Company has developed policies and continues to augment procedures and systems designed to assist in compliance with these laws and regulations, however it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws.
The Company's operations rely on certain external vendors.
The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Company’s operations, which could have a material adverse impact on the Company's business and, in turn, the Company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company's headquarters is located in downtown Bend, Oregon and the building and land are owned by the Bank. The Company also owns or leases other facilities within the Company's primary market areas as follows: 16 locations in Oregon located in the counties of Crook, Deschutes, Jackson, Josephine, Marion and Multnomah, and 12 locations in Idaho located in the counties of Ada, Canyon, and Payette. The Company considers its properties to be suitable and adequate for its present needs. For information about the Company's lease commitments, see Note 11 of the "Notes to Consolidated Financial Statements" included elsewhere in this annual report.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	High	Low	Dividend per share
2013
December 31	$5.99	$4.99	N/A
September 30	$6.82	$5.80	N/A
June 30	$6.67	$5.60	N/A
March 31	$7.18	$5.61	N/A
2012
December 31	$6.26	$4.68	N/A
September 30	$5.81	$4.52	N/A
June 30	$6.04	$4.45	N/A
March 31	$6.24	$4.32	N/A

Holders
As of March 28, 2014 Cascade Bancorp had 47,574,129 shares of common stock outstanding, held of record by approximately 315 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 28, 2014 was $5.52 per share.
Dividends
The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Bancorp has not declared dividends during the past two years and has no plan to pay dividends at this time. See “Regulations Concerning Cash Dividends” in Item 1 of this report for additional discussion of limitations on the Bank’s and Bancorp’s respective abilities to pay cash dividends.
Issuer Purchases of Equity Securities
No shares of Cascade common stock were repurchased by us during the fourth quarter 2013.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2013, regarding the number of shares that may be issued upon the exercise of options and other rights that have been granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as well as the number of securities remaining available for issuance under such equity plans.

	# of securities to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	# of securities remaining available for future issuance under plan (excluding securities in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	111,571	$38.92	4,569,295
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	111,571	$38.92	4,569,295

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, the Company is not required to provide the information called for by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 included in Item 8 of this Annual Report on Form 10-K.

Cautionary Information Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition including those in connection with the proposed merger with Home. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including among others, the risk factors described in Item 1A of this report.
These forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.
Regulatory Orders Terminated in 2013
On September 5, 2013, the FDIC and the DFCS terminated the MOU, issued to the Bank in March 2013. Prior to March 2013, the Bank was under the Order issued by the FDIC and the DFCS in August 2009.
On October 23, 2013, the FRB and the DFCS terminated the FRB-MOU issued to Bancorp in July 2013. Between October 2009 and July 2013, the Company was under the Written Agreement entered into with the FRB and the DFCS in October 2009.
2011 Capital Raise
In January 2011, Cascade completed a $177.0 million Capital Raise, which is described in the section Item 1 of this report. Capital Raise proceeds in the amount of $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million of the Company's junior subordinated debentures and $3.9 million of related accrued interest payable, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise. See Note 2 to Item 8 of this report for additional information regarding the Capital Raise.

2011 Bulk Sale of Distressed Assets
In September 2011, the Bank entered into the Bulk Sale, also described in Item 1 of this report, pursuant to which the Bank sold approximately $110.0 million (carrying amount) of certain non-performing, substandard and related performing loans and approximately $2.0 million of OREO. In connection with the Bulk Sale, the Bank received approximately $58.0 million in cash from the buyer, incurred approximately $3.0 million in related closing costs and recorded loan charge-offs totaling approximately $54.0 million. See Note 2 of Item 8 of this report for additional information regarding these transactions.
Critical Accounting Policies and Accounting Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and which could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth below.
Reserve for Credit Losses
The Company's reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of the Company's reserve for loan losses and reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013, management implemented a homogeneous pool approach to estimating reserves for consumer and small business loans. This change is not expected to have a material effect on the level of the reserve for loan losses. However, the Company's methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.
The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For more discussion of Cascade’s methodology of assessing the adequacy of the reserve for credit losses, see "Loan Portfolio and Credit Quality” below in this Item 7.
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

Deferred tax assets are recognized subject to management's judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. We account for interest and penalties as a component of income tax expense.

Cascade reversed its deferred tax asset (“DTA”) valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company’s DTA would be realized. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. Considering the guidance in paragraphs 21-23 of Accounting Standards Codification (“ASC”) 740-10-30, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Such a condition, which existed at June 30, 2013, is considered a significant piece of negative evidence that is difficult to overcome. Accordingly, in its determination of DTA, the Company analyzed and evaluated the nature and timing of relevant facts and circumstances with respect to its cumulative loss.

The Company has revised and enhanced loan underwriting and credit risk management standards which have been important in creating credit quality improvements and current profitability. Improvement in underwriting and credit risk management practices can be attributed to a number of key initiatives, including replacement of leadership responsible for credit risk management, the implementation of a centralized credit structure, a comprehensive revision to credit policies including specific concentration limits and standardized loan origination and monitoring practices. These initiatives have been reviewed and approved by the Board of Directors and examined by bank regulators.

The credit risk management infrastructure has been reconstituted with people with a strong depth and breadth of industry experience who have developed sound credit processes and lending initiatives.  A formal loan concentration policy was adopted to limit and manage exposure to certain loan concentrations, including acquisition, development and construction (“ADC”) loans and commercial real estate (“CRE”) loans. This enhanced policy provides a more detailed program for portfolio risk management and reporting, including setting limits and sub-limits on ADC and CRE loans as a percentage of risk-based capital (in the aggregate and by loan type), having large borrower concentration limits, and monitoring by geography, industry and portfolio mix.

Since implementation of strengthened policies, historically high loan loss categories such as land acquisition and residential construction and development loans (within the CRE portfolio) have decreased dramatically. Since its peak at 720% of regulatory capital (defined as total risk based capital) in 2010, non-owner occupied CRE (including ADC) has decreased to 255% of regulatory capital. Since its peak at 293% of regulatory capital in 2008, ADC has decreased to 34% of regulatory capital (primarily comprised of non-speculative commercial construction).

Credit risk management has developed various strategies for the remediation of criticized and classified assets, including exit and rehabilitation strategies. Classified assets have decreased 81% from their peak levels in 2011. Also a robust and centralized credit structure supporting consistent underwriting standards has been developed; centralized credit authority has been established to improve quality and consistency; and the Company has invested in systems and experienced credit resources to strengthen origination, underwriting, approval and collateral valuation processes.

Management evaluated the unique and non-recurring loss evidence as an important consideration in the evaluation of the Company’s cumulative loss. While this loss occurred, the nature and timing of the components of loss can be assessed to determine whether the subsequent actions taken by management to strengthen credit risk management mitigate the risk that such losses would recur in the forecast period used to evaluate the utilization of the DTA. Management determined that the steps taken to strengthen its credit risk management process have addressed the conditions that existed when the loans were created and the losses were incurred. The outcome of this evaluation is an important factor in management’s determination that positive evidence overcomes the existence of the cumulative loss in the recent past.

Positive considerations also evaluated by management include reduction of the risk inherent in the loan portfolio as indicated by the reduction of classified loans, strengthening of the credit risk management process, elimination of substantially all of the OREO properties, termination of all existing regulatory agreements and orders, profitable performance during the past two years, development of new products and services that strengthen non-interest income (including customer swap arrangements, mortgage lending, and enhanced credit card products), opportunities that exist to bring operating costs in line with peer groups, the Company’s strong capital and liquidity positions, substantial improvements resulting from new members of the Board of Directors and management, new leadership in the production units, strong loan production focused on commercial lending, implementation of a productive sales management culture, strengthening of the Company’s governance and oversight and the sustained improvement in the economic conditions at a national and local level.

The following table presents information associated with the discussion above for the periods shown (dollars in thousands):

	December 31,
	2013	2012	2011	2010
Reserve for loan losses	$20,857	$27,261	$43,905	$46,668
Substandard loans	41,194	126,708	171,349	188,435
Impaired loans	40,467	68,671	72,015	130,824
Past due loans	7,530	31,323	10,331	88,954
TDRs	34,475	44,968	45,597	62,822
Other real estate owned	3,144	6,552	21,270	39,536
Total loans	996,232	858,164	899,143	1,226,360
Bancorp Tier 1 leverage (to average assets)	10.5%	10.4%	9.4%	0.4%
As management determined that positive evidence outweighed the negative, long-term financial forecasts were developed to assess the Company’s capacity to realize the DTA. This process included a variety of scenarios necessary to understand a range of outcomes whether considered probable or not. Generally these various scenarios contemplated very unfavorable through moderately favorable outcomes thought to be possible. As a result of this analysis management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the DTA in a timely manner.

As of December 31, 2013, Cascade had a net deferred tax asset of $50.1 million. This compares to no deferred tax asset as of December 31, 2012 as the Company recorded a valuation allowance to fully offset its deferred tax asset in 2012. There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.
OREO and Foreclosed Assets
OREO and other foreclosed assets acquired through loan foreclosure are initially recorded at estimated fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the reserve for loan losses. Due to the subjective nature of establishing the asset’s fair value when it is acquired, the actual fair value of the OREO or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of OREO and foreclosed assets are netted and posted to other non-interest expenses.
Economic Conditions
The Company's business is closely tied to the economies of Idaho and Oregon which in turn are influenced by regional and national economic trends and conditions. Idaho and Oregon have recently been experiencing improved economic trends, including gains in employment and increased real estate activity. National and regional economies and real estate prices are also stabilizing and in certain cases improved; however, lingering effects of the severe economic downturn from 2007 through 2009, including fiscal imbalances, continue to affect employment and business and consumer confidence to some degree and the future direction of the economy remains uncertain. The Company's markets continue to be sensitive to real estate values and unemployment rates continue to be higher than prior to the downturn. An unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company's financial condition and results of operations.
Consolidated Results of Operations — Years ended December 31, 2013, 2012, and 2011
Net Income/Loss
Our consolidated results of operations are dependent to a large degree on our net interest income. We also generate other income primarily through service charges and fees, card issuer and merchant service fees, earnings on bank-owned-life insurance (“BOLI”) and mortgage banking income. Our operating expenses consist in large part of compensation, employee benefits expense, occupancy, communications, equipment, information technology, insurance expenses, professional and outside services, and expenses related to OREO. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.
In 2013, the Company recorded net income of $50.8 million, compared to a net income of $6.0 million in 2012 and a net loss of $47.3 million in 2011. During these periods, net income (loss) per common share was $1.08, $0.13 and $(1.08), respectively. The increase in net income in 2013 compared to 2012 is primarily due to an income tax benefit of $50.1 million primarily realized through the reversal of the valuation allowance against the Company's DTA in the second quarter of 2013. Net income increased in 2012 compared to 2011 mainly as a result of significantly reduced credit costs, including a lower loan loss provision and reduced cost incurred in connection with the disposition of OREO. The Company recorded a $1.0 million loan loss provision in 2013, a $1.1 million loan loss provision in 2012 and a $75.0 million loan loss provision in 2011. The Company's reduction in loan losses from 2011 was due primarily to the Bulk Sale. OREO-related expenses also declined to $0.5 million and $1.7 million in 2013 and 2012, respectively, from $17.9 million in 2011 primarily due to the Bulk Sale. Net income in 2013 and 2012 also benefited from revenue related to revitalized residential mortgage originations, contributing approximately $4.3 million to net income each year, compared to $0.5 million in 2011.
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
Net interest income was $48.2 million in 2013, a $1.7 million or 3.3% decrease from 2012. Net interest income also decreased $5.5 million or 10.0% in 2012 from 2011. Yields earned on assets decreased to 4.12% for 2013 as compared to 4.52% in 2012 and 4.66% in 2011 mainly due to declining market interest rates combined with a change in earning asset mix, whereby lower yielding securities volumes were up while higher yielding average loan balances declined. Meanwhile, the average rates paid on interest bearing liabilities for 2013 decreased to 0.37% compared to 0.67% in 2012 and 1.24% in 2011.
2013 total interest income decreased $3.9 million or 7.1% compared to total interest income in 2012 due mainly to lower rates on average earning loans. Partially offsetting this decline was $1.0 million in interest income from the full repayment of a loan on non-accrual. 2012 total interest income decreased approximately $12.2 million or 18.2% compared to total interest income in 2011 primarily due to significantly lower average earning loans in 2012 compared to 2011. Total interest expense declined by $2.2 million or 44.6% in 2013 as compared to 2012 mainly due to repricing of maturing time deposits and borrowings which carry higher rates than core deposits. Borrowing rate costs were specifically benefited in 2013 when the Bank paid off $60.0 million of FHLB advances bearing a weighted average interest rate of 3.17%, thereby decreasing interest expense. Similarly 2012 interest expense declined $6.7 million or 57.3% as compared to 2011 mainly due to reduced volumes of time deposits and borrowings which carry higher rates than core deposits.
The overall decline in net interest income from 2011 through 2013 was largely due to the declining rate environment especially on loans and investments.
Net Interest Margin (NIM)
The Company’s net interest margin (“NIM”) decreased to 3.90% for 2013 compared to 4.11% for 2012 and 3.85% for 2011. The decrease in 2013 compared to 2012 was primarily due to decreased rates on earning assets in 2013.
The following table presents further analysis of the components of the Company's NIM and sets forth for 2013, 2012, and 2011 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended December 31,
(dollars in thousands)	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$220,383	$5,436	2.47%	$257,987	5,839	2.26%	$134,370	4,961	3.69%
Interest bearing balances due from other banks	92,748	245	0.26%	83,735	208	0.25%	211,952	533	0.25%
Federal funds sold	22	—	—%	23	—	—%	2,261	2	0.09%
Federal Home Loan Bank stock	10,130	—	—%	10,441	—	—%	10,472	—	—%
Loans (1)(2)(3)	914,493	45,304	4.95%	862,057	$48,832	5.66%	1,080,120	$61,604	5.70%
Total earning assets/interest income	1,237,776	50,985	4.12%	1,214,243	54,879	4.52%	1,439,175	67,100	4.66%
Reserve for loan losses	(23,782)			(39,691)			(38,768)
Cash and due from banks	30,972			30,142			32,280
Premises and equipment, net	34,067			33,906			34,610
Bank-owned life insurance	36,115			35,166			34,021
Accrued interest and other assets	41,489			24,585			51,617
Total assets	$1,356,637			$1,298,351			$1,552,935

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$536,129	732	0.14%	$501,141	1,051	0.21%	$482,526	2,100	0.44%
Savings deposits	45,457	22	0.05%	36,910	23	0.06%	33,445	55	0.16%
Time deposits	136,600	1,045	0.77%	144,485	2,017	1.40%	268,592	5,559	2.07%
Other borrowings	37,441	970	2.59%	60,000	1,908	3.18%	156,963	3,990	2.54%
Total interest bearing liabilities/interest expense	755,627	2,769	0.37%	742,536	4,999	0.67%	941,526	11,704	1.24%
Demand deposits	412,396			394,382			399,251
Other liabilities	22,324			24,260			27,919
Total liabilities	1,190,347			1,161,178			1,368,696
Stockholders' equity	166,290			137,173			184,239
Total liabilities and stockholders' equity	$1,356,637			$1,298,351			$1,552,935

Net interest income		$48,216			$49,880			$55,396

Net interest spread			3.75%			3.85%			3.42%

Net interest income to earning assets			3.90%			4.11%			3.85%

(1) Average non-accrual loans included in the computation of average loans was $15.8 million for 2013, $11.1 million for 2012, and $48.4 million for 2011.

(2) Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled $1.6 million in 2013, $0.5 million in 2012, and $2.0 million in 2011.
(3) Include loans held for sale.
Changes in Interest Income and Expense
The following table shows the dollar amount of the increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Year ended December 31,			Year ended December 31,
	2013 over 2012			2012 over 2011
	Total Increase	Amount of Change Attributed to		Total Increase	Amount of Change Attributed to
(dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(3,528)	$2,970	$(6,498)	$(12,772)	$(12,438)	$(334)
Interest on investment securities	(403)	(851)	448	878	4,564	(3,686)
Other investment income	37	22	15	(327)	(324)	(3)
Total interest income	(3,894)	2,141	(6,035)	(12,221)	(8,198)	(4,023)

Interest expense:
Interest on deposits:
Interest bearing demand	(319)	73	(392)	(1,049)	81	(1,130)
Savings	(1)	5	(6)	(32)	6	(38)
Time deposits	(972)	(110)	(862)	(3,542)	(2,569)	(973)
Other borrowings	(938)	(717)	(221)	(2,082)	(2,465)	383
Total interest expense	(2,230)	(749)	(1,481)	(6,705)	(4,947)	(1,758)

Net interest income	$(1,664)	$2,890	$(4,554)	$(5,516)	$(3,251)	$(2,265)

Loan Loss Provision
The loan loss provision was $1.0 million in 2013, $1.1 million in 2012 and $75.0 million in 2011. The decrease in 2013 and 2012 compared to 2011 was a result of lower charge-offs in the respective years, and reflects a generally improving credit risk profile. The 2011 increase in our provision level was mainly due to charge-offs incurred in the Bulk Sale, as well as risk rating changes within the loan portfolio and changes in the level of expected losses on impaired loans. At December 31, 2013, the reserve for loan losses was approximately $20.9 million while the reserve for unfunded commitments was $0.4 million, as compared to a reserve for loan losses of $27.3 million and a reserve for unfunded commitments of $0.4 million at December 31, 2012.
The Bank maintains pooled and impaired loan reserves with additional consideration of qualitative factors and unallocated reserves in reaching its determination of the total reserve for loan losses. The level of reserves is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies and Estimates” and “Loan Portfolio and Credit Quality” in Item 7 of this report. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan-related losses.
Non-interest Income
The following table details categories of non-interest income for the years ended December 31, 2013, 2012, and 2011, and the changes therein:

(dollars in thousands)	2013	2012	2013 to 2012 change	2011	2012 to 2011 change
Service charges on deposit accounts	$3,031	$3,244	$(213)	$4,493	$(1,249)
Card issuer and merchant services fees, net	3,310	2,632	678	2,478	154
Earnings on BOLI	862	1,022	(160)	1,213	(191)
Mortgage banking income, net	4,261	4,319	(58)	513	3,806
Other income	2,989	1,874	1,115	2,270	(396)
Total non-interest income	$14,453	$13,091	$1,362	$10,967	$2,124
Non-interest income increased $1.4 million or 10.4% in 2013 compared to 2012 due primarily related to increased card issuer and merchant service fees due to increased usage as a result of our Bankers selling more services, as well as increased other income. Included in other income is the Company's newly initiated Small Business Administration ("SBA") and customer interest rate swap products. 2012 total non-interest income increased $2.1 million or 19.4% compared to 2011 due primarily to a $3.8 million increase in gain on sale of residential mortgage originations. Starting in 2012 and continuing into early 2013, mortgage volumes increased due to improving real estate market conditions and low mortgage interest rates. Somewhat offsetting improved mortgage revenue were lower service charges declined in 2013 and 2012 due to lower transaction volumes and effects of regulatory changes.
Non-interest Expenses
The following table details categories of non-interest expense for the years ended December 31, 2013, 2012, and 2011, and the changes therein:

(dollars in thousands)	2013	2012	2013 to 2012 change	2011	2012 to 2011 change
Salaries and employee benefits	$32,651	$31,559	$1,092	$31,434	$125
Occupancy	4,931	4,598	333	4,710	(112)
Information technology	2,488	1,842	646	1,971	(129)
Equipment	1,583	1,547	36	1,583	(36)
Communications	1,496	1,541	(45)	1,653	(112)
FDIC insurance	1,542	2,519	(977)	3,271	(752)
OREO	529	1,725	(1,196)	17,936	(16,211)
Professional services	4,249	3,999	250	4,356	(357)
Increase (decrease) in reserve for unfunded loan commitments	—	(1,110)	1,110	609	(1,719)
CDI Impairment	—	—	—	3,436	(3,436)
Prepayment penalties on FHLB and TLGP borrowings	3,827	—	3,827	1,291	(1,291)
Other expenses	7,674	7,621	53	10,949	(3,328)
Total non-interest expense	$60,970	$55,841	$5,129	$83,199	$(27,358)
Non-interest expense was $61.0 million in 2013 compared to $55.8 million in 2012 and $83.2 million in 2011.
Total salaries and benefits was $32.7 million in 2013 compared to $31.6 million in 2012 and $31.4 million in 2011. The increase between 2012 and 2013 is primarily as a result of a $1.3 million expense for human resource related items including certain incentive and severance obligations incurred in the second quarter of 2013, partially offset by decreased salaries due to fewer employees than in the prior year.
Occupancy, information technology, equipment and communications expenses, in the aggregate, increased $1.0 million in 2013 compared to 2012, primarily due to branch consolidation costs of $0.4 million during the second quarter of 2013 as well as increased information technology expenses related to adding the option of mobile banking for customers. The same categories of expenses decreased $0.4 million in 2012 compared to 2011 primarily due to an overall effort to decrease non-interest expenses in 2012.
FDIC insurance declined in 2013 and 2012 by $1.0 million and $0.8 million, respectively, as compared to the respective prior year. The decreases are due to reduced monetary assessments by the FDIC as a result of the Bank’s improved financial condition.

OREO expenses decreased $1.2 million in 2013 compared to 2012, mainly as a result of significant OREO dispositions during 2012 through the first half of 2013. OREO expenses for 2012 declined $16.2 million compared to 2011 due to significantly lower valuation allowance additions and lower operating costs. This improvement was achieved in part due to the 2011 provision of a $5.0 million OREO valuation allowance to expedite disposition of the portfolio. This allowance allowed us to sell properties, thereby decreasing the OREO balance. OREO expenses also benefited from lower operating costs on a declining portfolio.
Professional services remained flat in 2013 compared to 2012, and in 2012 compared to 2011.
The reserve for unfunded loan commitments remained unchanged in 2013 as there was no provision made to the reserve that year compared to a decrease in the reserve of $1.1 million in 2012. Change in reserve for unfunded loan commitments decreased $1.7 million in 2012 compared to 2011, as the reserve for unfunded commitments was reduced by $1.1 million in 2012 compared to an increase of $0.6 million during 2011. These fluctuations were the result of changing estimates of applicable loss factors and usage levels for unused loan commitments.
CDI impairment saw no activity in 2013 or 2012. In 2011, the Company wrote-off its $3.4 million core deposit intangible.
Prepayment penalties on FHLB advances of $3.8 million in 2013 were recorded during the second quarter. The Company incurred the penalties to prepay $60.0 million of advances to reduce ongoing interest expense. There were no prepayment penalties on FHLB borrowings in 2012 and $0.8 million in 2011.
In September 2011, the Bank repaid, in full, $41.0 million of senior unsecured debt issued under the FDIC’s Temporary Liquidity Guarantee Program, or "TLGP debt". The Bank incurred penalties of approximately $0.5 million to repay the debt. The costs included payment of interest through the originally scheduled maturity date of February 12, 2012, charge-off of the remaining issuance costs which were previously amortized on a straight line basis, and charge-off of the remaining 1.00% per annum FDIC insurance assessment applicable to the TLGP debt.
Other expenses remained flat in 2013 compared to 2012. Other expenses decreased by $3.3 million in 2012 compared to 2011 due primarily to one-time costs incurred in 2011 related to a litigation settlement and the Company's chief executive officer's transition.
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
Income Taxes
In 2013, the Company recorded an income tax benefit of $50.1 million as compared to a provision of $0.1 million in 2012. The income tax benefit in 2013 is the result of the Company releasing substantially all of its DTA valuation allowance at December 31, 2012 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from the reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other analyses.
The DTA valuation allowance was established during 2009 due to uncertainty regarding the Company's ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Based on the Company's earnings performance trend, expected continued profitability and improvements in the Company's financial condition, management determined it was more likely than not that a significant portion of the DTA would be realized.
The Company has evaluated its future taxable earnings projections and all other available evidence and, as a result, the entire amount of the deferred tax valuation allowance reversal was determined to be a discrete item.
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
Financial Condition

Balance Sheet Overview
At December 31, 2013, total assets were $1.4 billion compared to $1.3 billion at December 31, 2012. The increase in total assets at December 31, 2013 compared to December 31, 2012 primarily resulted from the release of substantially all of the DTA valuation allowance in the second quarter of 2013, as well as increases in loans held for sale and net loans, in the aggregate, of

$152.6 million. These increases were partially offset by decreases of $63.1 million in investment securities available-for-sale, $31.2 million in cash and cash equivalents, and $3.4 million from the disposition of OREO properties.
Net loans increased $144.6 million to $973.6 million at December 31, 2013 compared to $829.1 million at December 31, 2012. The higher loan balance was a result largely attributable to local lending including owner-occupied commercial real estate, small business loans and lines, consumer lending, including residential mortgages and increased shared national credits in the commercial and industrial portfolio. The investment portfolio decreased to $195.8 million at December 31, 2013 as compared to $259.4 million a year earlier mainly as a result of principal pay downs of the Company's mortgage-backed securities and the payoff of short term commercial paper that the Company chose not to replenish due to current liquidity needs. Cash and cash equivalents decreased to $81.8 million at December 31, 2013 from $113.0 million at December 31, 2012 due primarily to the funding of loan growth.
Total deposits increased $91.1 million to $1.2 billion at December 31, 2013, as compared to $1.1 billion at December 31, 2012. The increase in deposits was mainly a result of expanded customer relationships and a strengthening economy in our market areas.
The Company had $27.0 million in short-term FHLB borrowings outstanding at December 31, 2013 as compared to $60.0 million in long-term FHLB advances at December 31, 2012. The $60.0 million of long-term borrowings were paid off during the second quarter of 2013 in an effort to reduce ongoing interest expense.
Stockholders’ equity increased to $188.7 million at December 31, 2013, which is a $47.9 million increase over the balance at December 31, 2012 of $140.8 million. This increase is mainly related to the reversal of prior allowance for the DTA discussed elsewhere.
The following sections provide detailed analysis of the Company's financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits and capital position.
Investment Securities
The following table shows the carrying value of the Company's portfolio of investments at December 31, 2013, 2012 and 2011:

(dollars in thousands)	2013	2012	2011
U.S. Agency mortgage backed securities (MBS) (1)	$171,332	$221,315	$193,877
Non-Agency MBS	13,097	20,854	4,115
U.S. Agency asset-backed securities	9,549	9,855	11,013
Commercial paper	—	5,000	—
Obligations of state and political subdivisions	706	1,023	1,334
Total debt securities	194,684	258,047	210,339
Tax credit investments	614	790	1,154
Mutual fund	503	520	501
Total investment securities	$195,801	$259,357	$211,994
(1) U.S. Agency MBS include private label MBS of approximately $11.3 million, $14.4 million and $13.6 million at December 31, 2013, 2012 and 2011, respectively, which are supported by FHA/VA collateral.
The Company's investment portfolio decreased by $63.6 million from December 31, 2012 compared to December 31, 2013 mainly due to an increase in the principal pay downs of the Company's mortgage-backed securities and payoff of short term commercial paper. The portfolio increased by $47.4 million from December 31, 2011 to December 31, 2012 primarily as a result of increased purchases of investment securities by the Bank in an effort to deploy the excess liquidity held by the Bank into earning assets.
The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2013:

Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency and non-agency MBS
Due after 1 but within 5years	$76	3.93%
Due after 5 but within 10 years	44,081	2.39%
Due after 10 years	140,272	2.81%
Total U.S. Agency and non-agency MBS	184,429	2.71%
U.S. Agency asset-backed securities
Due after 10 years	9,549	4.58%
Total U.S. Agency asset-backed securities	9,549	4.58%
Obligations of state and political subdivisions (1)
Due within 1 year	510	3.85%
Due after 1 year but within 5 years	196	3.78%
Total State and Political Subdivisions	706	3.95%
Total debt securities	194,684	2.81%
Mutual fund	503	2.44%
Tax credit investments	614	(25.07)%
Total investment securities	$195,801	2.27%
(1) Yields on tax-exempt securities are not stated on a tax equivalent basis.
Mortgage-backed securities, or MBS, include collateralized mortgage obligations and adjustable rate mortgages, as well as direct pass through securities. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.
Investments are mainly classified as “available-for-sale” and consist mainly of MBS and agency notes backed by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other-than-temporarily impaired. At December 31, 2013, the investment portfolio had gross unrealized losses on available-for-sale securities of $4.1 million compared to unrealized losses of $0.4 million at December 31, 2012. Management does not believe that these unrealized losses are other-than-temporary.
Loan Portfolio and Credit Quality
Loan Portfolio Composition
Net loans represented approximately 69.2% of total assets as of December 31, 2013. The Company makes most of its loans to customers located within the Company’s service areas; however, in 2013 Cascade diversified its portfolio by lending to shared national credits, which are loans recorded in the commercial and industrial portfolio. Cascade's loan portfolio remains concentrated in real estate related loans because of the nature of the economies in its primary markets, The Company has no significant agricultural loans.
The following table presents the composition of the Company's December 31 loan portfolio at the dates indicated:

(dollars in thousands)	2013	% of total	2012	% of total	2011	% of total	2010	% of total	2009	% of total
Commercial real estate:
Owner occupied	$204,998	20.6%	$196,821	22.9%	$250,213	27.8%	$315,723	25.7%	$347,274	22.4%
Non-owner occupied and other	347,014	34.8%	328,480	38.3%	313,311	34.8%	396,309	32.3%	383,630	24.7%
Total commercial real estate loans	552,012	55.4%	525,301	61.2%	563,524	62.6%	712,032	58.0%	730,904	47.1%
Construction	52,503	5.3%	45,650	5.3%	60,971	6.8%	158,463	12.9%	320,025	20.6%
Residential real estate	101,557	10.2%	85,494	10.0%	83,089	9.2%	102,486	8.4%	116,804	7.5%
Commercial and industrial	254,170	25.5%	162,213	18.9%	150,637	16.8%	205,692	16.8%	326,678	21.1%
Consumer	35,990	3.6%	39,506	4.6%	40,922	4.6%	47,687	3.9%	56,546	3.7%
Total loans	996,232	100.0%	858,164	100.0%	899,143	100.0%	1,226,360	100.0%	1,550,957	100.0%
Less:
Deferred loan fees	(1,757)		(1,846)		(2,085)		(2,647)		(3,281)
Reserve for loan losses	(20,857)		(27,261)		(43,905)		(46,668)		(58,586)
Loans, net	$973,618		$829,057		$853,153		$1,177,045		$1,489,090
The following table provides the geographic distribution of the Company's loan portfolio by region as a percent of total company-wide loans at December 31, 2013:

	Central Oregon		Northwest Oregon		Southern Oregon		Idaho		Total
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Commercial real estate:
Owner occupied	$104,963	19.8%	$30,910	16.4%	$20,854	27.7%	$48,271	23.9%	$204,998	20.6%
Non-owner occupied and other	140,698	26.5%	115,764	61.5%	29,641	39.4%	60,911	30.2%	347,014	34.8%
Total commercial real estate loans	245,661	46.3%	146,674	77.9%	50,495	67.1%	109,182	54.1%	552,012	55.4%
Construction	12,525	2.4%	6,007	3.2%	7,263	9.7%	26,708	13.2%	52,503	5.3%
Residential real estate	67,140	12.6%	3,766	2.0%	6,051	8.0%	24,600	12.2%	101,557	10.2%
Commercial and industrial	188,515	35.5%	27,385	14.5%	8,614	11.5%	29,656	14.7%	254,170	25.5%
Consumer	17,087	3.2%	4,532	2.4%	2,794	3.7%	11,577	5.8%	35,990	3.6%
Total loans	$530,928	100.0%	$188,364	100.0%	$75,217	100.0%	$201,723	100.0%	$996,232	100.0%

At December 31, 2013, the contractual maturities of all loans by category were as follows:

(dollars in thousands)	Due within one year	Due after one year, but within five years	Due after five years	Total
Commercial real estate:
Owner occupied	$7,367	$49,585	$148,046	$204,998
Non-owner occupied and other	19,998	124,344	202,672	347,014
Total commercial real estate loans	27,365	173,929	350,718	552,012
Construction	7,110	15,384	30,009	52,503
Residential real estate	4,758	32,728	64,071	101,557
Commercial and industrial	33,027	111,696	109,447	254,170
Consumer	2,068	21,810	12,112	35,990
Total loans	$74,328	$355,547	$566,357	$996,232

Commercial Real Estate Loan Concentration Risk
Real estate loans have historically represented a significant portion of the Company's overall loan portfolio and real estate is frequently a material component of collateral for the Company's loans. Risks associated with real estate loans include fluctuating land values, demand and prices for housing or commercial properties, national, regional and local economic conditions, changes in tax policies, and concentration within the Bank’s market area.
The following provides information on the Company's commercial real estate loan portfolio. All such lending activities are subject to the varied risks of real estate lending. The Company's loan origination process requires specialized underwriting, collateral and approval procedures, which mitigates, but does not eliminate, the risk that loans may not be repaid.
The $552.0 million commercial real estate, or "CRE", portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. CRE loans represent approximately 55.4% of total loans outstanding as of December 31, 2013. Approximately 37.1% of CRE loans are made to owner-occupied users of the commercial property, while 62.9% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. However, no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

(dollars in thousands)	2013	% of total CRE	% of total loans	2012
Commercial real estate:
Owner occupied	$204,998	37.1%	20.6%	$196,821
Non-owner occupied and other	347,014	62.9%	34.8%	328,480
Total commercial real estate loans	$552,012	100.0%	55.4%	$525,301

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
Reserve for Credit Losses
The Company's reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses, which consists of the Company's reserve for loan losses and the Company's reserve for loan commitments, involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis.

Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013 management implemented a homogeneous pool approach to estimating reserves for certain consumer and small business loans. This change is not expected to have a material effect on the level of the reserve for loan losses. Management believes that the reserve for credit losses is adequate, however, the Company's methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.
The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense.
The following table allocates the Company's reserve for credit losses among major loan types for the years indicated.

	2013			2012
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$9,565	1.7%	55.4%	$11,596	2.2%	61.2%
Construction	535	1.0%	5.3%	1,583	3.5%	5.3%
Residential real estate	2,381	2.3%	10.2%	3,551	4.2%	10.0%
Commercial and industrial	6,261	2.5%	25.5%	7,267	4.5%	18.9%
Consumer	1,401	3.9%	3.6%	2,177	5.5%	4.6%
Committed/unfunded	440	—%	—%	440	—%	—%
Unallocated	714	—%	—%	1,087	—%	—%
Total reserve for credit losses	$21,297	2.1%	100.0%	$27,701	3.2%	100.0%

	2011			2010
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$21,648	3.8%	62.6%	$14,338	2.0%	58.0%
Construction	5,398	8.9%	6.8%	12,652	8.0%	12.9%
Residential real estate	3,259	3.9%	9.2%	4,116	4.0%	8.4%
Commercial and industrial	11,291	7.5%	16.8%	12,220	5.9%	16.8%
Consumer	2,292	5.6%	4.6%	2,966	6.2%	3.9%
Committed/unfunded	1,550	—%	—%	941	—%	—%
Unallocated	17	—%	—%	376	—%	—%
Total reserve for credit losses	$45,455	5.1%	100.0%	$47,609	3.9%	100.0%

				2009
				Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate				$10,799	1.5%	47.1%
Construction				14,486	4.5%	20.6%
Residential real estate				3,092	2.6%	7.5%
Commercial and industrial				18,196	5.6%	21.1%
Consumer				2,807	5.0%	3.7%
Committed/unfunded				423	—%	—%
Unallocated				9,487	—%	—%
Total reserve for credit losses				$59,290	3.8%	100.0%

The following table summarizes the Company's reserve for loan losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Loans outstanding at end of period, net of deferred loan fees	$994,475	$856,318	$897,058	$1,223,713	$1,547,676
Average loans outstanding during the period	$914,493	$862,057	$1,080,120	$1,377,674	$1,798,723
Reserve for loan losses, balance beginning of period	27,261	43,905	46,668	58,586	47,166

Recoveries:
Commercial real estate	1,034	198	119	166	—
Construction	708	584	1,551	4,193	—
Residential real estate	433	262	164	181	—
Commercial and industrial	2,694	3,094	1,453	4,221	3,449
Consumer	263	311	305	351	296
	5,132	4,449	3,592	9,112	3,745

Loans charged off:
Commercial real estate	(3,268)	(13,079)	(22,717)	(3,220)	(16)
Construction	(1,915)	(264)	(30,824)	(20,639)	(10,402)
Residential real estate	(590)	(2,620)	(5,217)	(4,858)	—
Commercial and industrial	(5,508)	(5,024)	(20,106)	(12,462)	(114,942)
Consumer	(1,255)	(1,206)	(2,491)	(3,851)	(965)
	(12,536)	(22,193)	(81,355)	(45,030)	(126,325)
Net loans charged-off	(7,404)	(17,744)	(77,763)	(35,918)	(122,580)
Provision charged to operations	1,000	1,100	75,000	24,000	134,000
Reserve for loan losses, balance end of period	$20,857	$27,261	$43,905	$46,668	$58,586
Ratio of net loans charged-off to average loans outstanding	0.81%	2.06%	7.20%	2.61%	6.81%
Ratio of reserve for loan losses to loans at end of period	2.10%	3.18%	4.89%	3.81%	3.79%
The following table presents information with respect to non-performing assets, or NPAs, for the years presented.

(dollars in thousands)	2013	2012	2011	2010	2009
Loans on nonaccrual status	$7,226	$17,220	$9,111	$80,997	$132,110
Loans past due 90 days or more but not on nonaccrual status	1,083	1,533	23	7	—
OREO	3,144	6,552	21,270	39,536	28,860
Total non-performing assets	$11,453	$25,305	$30,404	$120,540	$160,970
Selected ratios:
Non-performing loans to total gross loans	0.83%	2.19%	1.03%	6.62%	8.54%
NPAs to total gross loans and OREO	1.14%	2.93%	3.32%	9.54%	10.21%
NPAs to total assets	0.81%	1.94%	2.32%	7.02%	7.41%
The following table presents the composition of NPAs for the years presented. As of December 31, 2013, commercial real estate represented 44.8% of NPAs; construction 25.3%; residential real estate 4.2%; and commercial and industrial 25.7%.

(dollars in thousands)	2013	2012	2011	2010	2009
Commercial real estate:
Owner occupied	$4,443	$4,836	$1,930	$6,510	$6,982
Non-owner occupied and other	687	8,618	4,619	13,730	17,767
Total commercial real estate loans	5,130	13,454	6,549	20,240	24,749
Construction	2,894	6,833	15,322	72,605	106,752
Residential real estate	477	1,774	5,966	10,867	11,580
Commercial and industrial	2,946	3,231	2,544	16,821	17,863
Consumer	6	13	23	7	26
Total non-performing assets	$11,453	$25,305	$30,404	$120,540	$160,970

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful. Interest income that was reversed and charged against income was $0.6 million in 2013, $0.5 million in 2012, and $0.8 million in 2011. Interest income that would have been recorded in 2013 had nonaccrual loans at December 31, 2013 been on accrual status throughout the year would have been $0.4 million.
During the Company's normal loan review procedures, a loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain small balance homogeneous loans are collectively measured for impairment. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. At December 31, 2013 and 2012, the Company's recorded investment in certain loans that were considered to be impaired was $40.5 million and $68.7 million, respectively, and specific valuation allowances were $0.8 million and $3.8 million, respectively.
The following table presents the outstanding balance for loans that previously went through a troubled debt restructuring, referred to as "TDRs", for the years presented:

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
TDR balance	$34,475	$44,968	$45,597	$62,822	$27,320
TDRs classified as non-accrual loans	$1,252	$1,406	$1,851	$19,539	$11,849
Remaining commitments to lend on TDRs	$—	$962	$33	$95	$328
The TDRs for the years presented above are classified as impaired loans and, in the opinion of management, were reserved appropriately.
Management, to the best of its ability, works to properly classify loans. As of December 31, 2013, management was unaware of any loans which are not disclosed above as nonaccrual, past due or TDR and with respect to which there was known information about possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or TDR. The decrease in TDR balance outstanding since December 31, 2010 has been a result of management's efforts to remediate loans that are considered TDR by working with the borrowers to pay the loans off, or down.
Bank-Owned Life Insurance
The Company has purchased bank-owned life insurance, or "BOLI", to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company's "Notes to Consolidated Financial Statements" in Item 8 of this report. During 2013, 2012, and 2011, the Bank did not purchase any new BOLI. The cash surrender value of the Bank’s total life insurance policies was $36.6 million and $35.7 million, respectively. The Bank recorded income from the BOLI policies $0.9 million in 2013, $1.0 million in 2012 and $1.2 million in 2011.

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
Liabilities
Deposit Liabilities and Time Deposit Maturities
At December 31, 2013, total deposits were $1.2 billion, compared to $1.1 billion at December 31, 2012 and $1.1 billion at December 31, 2011. The increase from December 31, 2012 to December 31, 2013 was across all deposit categories and relates to expanded customer relationships and a strengthening economy in our market areas.
At December 31, 2013, 2012 and 2011, the Company did not have any wholesale brokered deposits, however, at December 31, 2013 had deposits obtained through the Bank's reciprocal Certificate of Deposit Account Registry Service ("CDARS") program totaling $21.7 million. Banks that are not “well-capitalized” are restricted from accessing wholesale brokered deposits, and while the Bank meets the requirements necessary for a “well-capitalized” designation, through March 7, 2013 the Order restricted the Bank’s ability to accept additional brokered deposits, including CDARS, for which it previously had a temporary waiver from the FDIC. As a result of the lifting of the MOU and FRB-MOU, the Company is under no restrictions from accepting wholesale brokered deposits.
The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
	2013 Average		2012 Average		2011 Average
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$412,396	N/A	$394,382	N/A	$399,251	N/A
Interest-bearing demand	536,129	0.14%	501,141	0.21%	482,526	0.44%
Savings	45,457	0.05%	36,910	0.06%	33,445	0.16%
Time	136,600	0.77%	144,485	1.40%	268,592	2.07%
Total Deposits	$1,130,582		$1,076,918		$1,183,814

As of December 31, 2013, the Company's time deposit liabilities had the following times remaining to maturity:

	Time deposits of $100,000 or more (1)		All other time deposits (2)
(dollars in thousands)	Amount	Percent	Amount	Percent
Due in 3 months or less	$24,754	26.7%	$9,337	19.2%
Due after 3 months through 6 months	15,576	16.8%	9,281	19.1%
Due after 6 months through 12 months	12,465	13.4%	13,135	27.0%
Due after 12 months	39,900	43.1%	16,867	34.7%
Total	$92,695	100.0%	$48,620	100.0%

(1) Time deposits of $100,000 or more represent 7.9% of total deposits as of December 31, 2013.
(2) All other time deposits represent 4.2% of total deposits as of December 31, 2013.

Other Borrowings
At December 31, 2013, the Bank had $27.0 million in short-term borrowings from the FHLB of Seattle bearing a weighted average rate of 0.25% and no borrowings with FRB. At December 31, 2012 and 2011, the Bank had $60.0 million in long-term borrowings from FHLB of Seattle with maturities ranging from 2014 to 2017 bearing a weighted average rate of 3.13% and no borrowings with the FRB. In the second quarter of 2013, the Bank prepaid the $60.0 million of long-term borrowings and incurred prepayment penalties of $3.8 million in 2013. In February, May and September 2011, the Bank repaid an aggregate of approximately $135.0 million in FHLB advances with maturity dates during 2011 and early 2012. As a result of such early prepayments, the Bank incurred prepayment penalties of approximately $0.8 million in 2011. In addition, at December 31, 2011, the Bank had $30.0 million in off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank, which is a reduction to the available line of credit with the FHLB. As of December 31, 2013 and 2012, the Bank had none.
Off-Balance Sheet Arrangements
A schedule of significant off-balance sheet commitments at December 31, 2013 and 2012 is included in the following table (dollars in thousands):

(dollars in thousands)	December 31, 2013	December 31, 2012
Commitments to extend credit	$245,906	$224,531
Commitments under credit card lines of credit	24,321	22,847
Standby letters of credit	2,161	4,221
Total off-balance sheet financial instruments	$272,388	$251,599

Stockholder’s Equity and Capital Resources
The Company's total stockholders’ equity at December 31, 2013 was $188.7 million, an increase of $47.9 million from $140.8 million at December 31, 2012. The balance at December 31, 2012 was also an increase of $7.9 million from December 31, 2011. The increase in total stockholders’ equity from December 31, 2012 to December 31, 2013 was primarily due to the net income recorded for the year ended December 31, 2013 of $50.8 million, which was the result of the release of substantially all of the its DTA valuation allowance during the second quarter. The increase in stockholders’ equity from December 31, 2011 to December 31, 2012 primarily resulted from the net income for the year ended December 31, 2012 of $6.0 million and an increase in accumulated other comprehensive income of approximately $1.0 million.
Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. As mentioned earlier in this report, as of December 31, 2013, the MOU that the Bank had been under since March 7, 2013 as well as the FRB-MOU had both been lifted.
At December 31, 2013, Bancorp's Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.49%, 12.99% and 14.25%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.49%, 13.01% and 14.27%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00% and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively.
At December 31, 2012, Bancorp's Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.44%, 14.12% and 15.39%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.42%, 14.09% and 15.36%, respectively, which met regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00% and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. However, in accordance with the Written Agreement and FRB-MOU, Bancorp was required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.” Further, in accordance with the Order and the MOU, the Bank was required to maintain a Tier 1 leverage ratio of at least 10.00% to be considered “well-capitalized.”
Liquidity and Sources of Funds
The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At December 31, 2013, liquid assets of the Bank are mainly interest bearing balances held at FRB totaling $39.5 million compared to $78.7 million at December 31, 2012.
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
The Bank augments core deposits with wholesale funds from time to time. Until the Order was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. Upon termination of the Order, the Bank began to accept local relationship-based reciprocal Certificate of Deposit Account Registry Service, or "CDARS", and Demand Deposit Marketplace, or "DDM deposits". These deposits are technically classified as brokered deposits. At

December 31, 2013, the Company had $21.7 million in reciprocal CDARS and no reciprocal DDM deposits. At December 31, 2012 and December 31, 2011, the Company did not have any brokered deposits.
With the recapitalization of the Bank in January 2011 and the resulting compliance with FDIC capital standards, restrictions on its acceptance of public fund deposits were subsequently lifted. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds held by the Bank. At December 31, 2013, the Bank was in compliance with this statute. As of December 31, 2013, there are no collateral requirements set on Idaho public deposits.
The Bank also utilizes borrowings and lines of credit as sources of funds. At December 31, 2013, the FHLB had extended the Bank a secured line of credit of $263.9 million (20.0% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of December 31, 2013, the Bank had qualifying collateral pledged for FHLB borrowings totaling $297.2 million of which the Bank had utilized $27.0 million. At December 31, 2013, the Bank also had undrawn borrowing capacity at FRB of approximately $12.2 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At December 31, 2013, the Company had no outstanding borrowings under these federal fund borrowing agreements.
Liquidity may be affected by the Bank’s routine commitments to extend credit. At December 31, 2013, the Bank had approximately $272.4 million in outstanding commitments to extend credit, compared to approximately $251.6 million at December 31, 2012. The increase from 2012 relates to commitments to extend credit as part of the Bank’s efforts to grow loans. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.
The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of December 31, 2013, the Company held unpledged investments with a book value that totaled $24.4 million compared to $134.6 million at December 31, 2012.
As of December 31, 2013, the Bank’s primary liquidity ratio (net cash, plus short-term and marketable assets divided by net deposits and short term liabilities) was 22.94%.
Bancorp is a single bank holding company and its primary ongoing source of liquidity is dividends received from the Bank. Oregon banking laws impose certain limitations on the payment of dividends by Oregon state chartered banks. The amount of the dividend may not be greater than the Bank’s unreserved retained earnings, deducting from that, to the extent not already charged against earnings or reflected in a reserve, the following: (i) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (ii) all other assets charged off as required by the Director of the Department of Consumer and Business Services or a state or federal examiner; and (iii) all accrued expenses, interest and taxes of the institution. The Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012. Accordingly, the Bank’s ability to pay dividends is constrained by the amount of increases in retained earnings from that date.
Certain Ratios
Below are key ratios for the Company for the periods provided. The significant improvement in 2013 was primarily due to an income tax benefit of $50.1 million primarily realized through the reversal of the valuation allowance against the Company's DTA in the second quarter of 2013:

	2013	2012	2011
Return on average total shareholders' equity	28.89%	4.34%	(25.65)%
Return on average total assets	3.78%	0.46%	(3.04)%
Average shareholders' equity to average total assets	12.26%	10.55%	11.86%
Total efficiency ratio (1)	97.29%	88.68%	125.37%
(1) Calculation is non-interest expense divided by total revenue (net interest income and non-interest income).
Management believes that the above ratios may be useful to analysts and investors in evaluating the performance of the Company. The key ratios described above should be read in conjunction with the financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

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

ITEM 8. FINANCIAL STATEMENTS.

The following reports, audited consolidated financial statements and notes thereto are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon
We have audited the accompanying consolidated balance sheets of Cascade Bancorp as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cascade Bancorp's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2014 expressed an unqualified opinion thereon.
/s/BDO USA, LLP

Spokane, Washington
March 31, 2014

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cascade Bancorp

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows of Cascade Bancorp and its subsidiary, Bank of the Cascades (collectively, "the Company") for year ended December 31, 2011. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cascade Bancorp and its subsidiary for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
March 26, 2012

 Cascade Bancorp & Subsidiary
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in thousands)

	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,300	$31,354
Interest bearing deposits	48,527	81,651
Federal funds sold	22	23
Total cash and cash equivalents	81,849	113,028
Investment securities available-for-sale	194,481	257,544
Investment securities held-to-maturity, estimated fair value of $1,342 ($1,863 in 2012)	1,320	1,813
Federal Home Loan Bank (FHLB) stock	9,913	10,285
Loans held for sale	10,359	2,329
Loans, net	973,618	829,057
Premises and equipment, net	32,953	34,239
Bank-owned life insurance (BOLI)	36,567	35,705
Other real estate owned (OREO), net	3,144	6,552
Deferred tax asset (DTA), net	50,068	—
Other assets	11,947	10,865
Total assets	$1,406,219	$1,301,417

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$431,079	$410,258
Interest bearing demand	544,668	496,674
Savings	50,258	40,030
Time	141,315	129,272
Total deposits	1,167,320	1,076,234
FHLB borrowings	27,000	60,000
Other liabilities	23,184	24,408
Total liabilities	1,217,504	1,160,642

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 47,592,061 issued and outstanding (47,326,306 in 2012)	330,839	330,024
Accumulated deficit	(142,088)	(192,933)
Accumulated other comprehensive income (loss)	(36)	3,684
Total stockholders' equity	188,715	140,775
Total liabilities and stockholders' equity	$1,406,219	$1,301,417
The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Operations
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share amounts)

	2013	2012	2011
Interest income:
Interest and fees on loans	$45,304	$48,832	$61,604
Interest on investments	5,436	5,839	4,961
Other investment income	245	208	535
Total interest income	50,985	54,879	67,100

Interest expense:
Deposits:
Interest bearing demand	732	1,051	2,100
Savings	22	23	55
Time	1,045	2,017	5,559
Other borrowings	970	1,908	3,990
Total interest expense	2,769	4,999	11,704

Net interest income	48,216	49,880	55,396
Loan loss provision	1,000	1,100	75,000
Net interest income (loss) after loan loss provision	47,216	48,780	(19,604)

Non-interest income:
Service charges on deposit accounts	3,031	3,244	4,493
Card issuer and merchant services fees, net	3,310	2,632	2,478
Earnings on BOLI	862	1,022	1,213
Mortgage banking income, net	4,261	4,319	513
Other income	2,989	1,874	2,270
Total non-interest income	14,453	13,091	10,967

Non-interest expense:
Salaries and employee benefits	32,651	31,559	31,434
Occupancy	4,931	4,598	4,710
Information technology	2,488	1,842	1,971
Equipment	1,583	1,547	1,583
Communications	1,496	1,541	1,653
FDIC insurance	1,542	2,519	3,271
OREO	529	1,725	17,936
Professional services	4,249	3,999	4,356
Increase (decrease) in reserve for unfunded loan commitments	—	(1,110)	609
CDI Impairment	—	—	3,436
Prepayment penalties on FHLB and TLGP borrowings	3,827	—	1,291
Other expenses	7,674	7,621	10,949
Total non-interest expense	60,970	55,841	83,199

Income (loss) before income taxes and extraordinary net gain	699	6,030	(91,836)
Income tax benefit (provision)	50,146	(79)	11,721
Net income (loss) before extraordinary net gain	50,845	5,951	(80,115)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	—	32,839
Net income (loss)	$50,845	$5,951	$(47,276)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary net gain	$1.08	$0.13	$(1.83)
Extraordinary net gain	—	—	0.75
Net income (loss) per common share (basic)	$1.08	$0.13	$(1.08)
Net income (loss) per common share (diluted)	$1.07	$0.13	$(1.08)

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Net Income (loss)	$50,845	$5,951	$(47,276)

Other Comprehensive income (loss):
Change in unrealized (losses) gains on investment securities available-for-sale	(5,999)	1,572	2,194
Tax effect of the unrealized (losses) gains on investment securities available-for-sale	2,279	(597)	(833)
Total other comprehensive income (loss)	(3,720)	975	1,361
Comprehensive income (loss)	$47,125	$6,926	$(45,915)

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Number of shares	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' equity
Balances at December 31, 2010	2,853,670	$160,316	$(151,608)	$1,348	$10,056
Comprehensive income (loss)	—	—	(47,276)	1,361	(45,915)
Issuance of common stock, net	44,243,750	168,074	—	—	168,074
Restricted stock grants, net	139,305	—	—	—	—
Stock-based compensation expense	—	649	—	—	649
Tax effect on nonvested restricted stock	—	17	—	—	17
Balances at December 31, 2011	47,236,725	329,056	(198,884)	2,709	132,881
Comprehensive income	—	—	5,951	975	6,926
Issuance of common stock, net	44,917	—	—	—	—
Restricted stock grants, net	44,664	—	—	—	—
Stock-based compensation expense	—	1,050	—	—	1,050
Tax effect on nonvested restricted stock	—	(82)	—	—	(82)
Balances at December 31, 2012	47,326,306	330,024	(192,933)	3,684	140,775
Comprehensive income (loss)	—	—	50,845	(3,720)	47,125
Issuance of common stock, net	68,871	30	—	—	30
Restricted stock grants, net	196,884	—	—	—	—
Stock-based compensation expense	—	889	—	—	889
Tax effect on nonvested restricted stock		(104)	—	—	(104)
Balances at December 31, 2013	47,592,061	$330,839	$(142,088)	$(36)	$188,715

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$50,845	$5,951	$(47,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,052	3,555	3,092
Loan loss provision	1,000	1,100	75,000
Write-down of OREO	355	1,261	14,998
(Credit) provision for deferred income taxes	(50,068)	(597)	10,027
Loan premiums, net	(2,268)	(2,432)	(240)
Deferred benefit plan (income) expenses	(972)	(315)	4,122
Stock-based compensation expense	889	1,050	649
CDI (recognition) impairment	(529)	—	3,436
(Gains) losses on sales of OREO	(81)	(104)	1,640
Loss on sale of premises and equipment	140	—	—
Increase in cash surrender value of BOLI	(862)	(1,022)	(1,213)
(Increase) decrease in other assets	(847)	(1,756)	7,652
Increase (decrease) in other liabilities	2,027	384	(28,253)
Originations of mortgage loans	(121,787)	(157,653)	(28,722)
Proceeds from sales of mortgage loans	128,304	158,262	28,606
Net cash provided by operating activities before extraordinary net gain	9,198	7,684	43,518
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	—	(32,839)
Net cash provided by operating activities	9,198	7,684	10,679

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(13)	(520,153)	(110,581)
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	56,148	472,134	18,520
Proceeds from maturities, calls of investment securities held-to-maturity	492	674	547
Proceeds from redemption of FHLB stock	372	187	—
Loan (originations) reductions, net	(159,925)	21,666	238,219
Purchases of premises and equipment, net	(682)	(1,819)	(754)
Proceeds from sales of OREO	5,219	14,891	12,151
Net cash provided by (used in) investing activities	(98,389)	(12,420)	158,102

Cash flows from financing activities:
Net increase (decrease) in deposits	91,086	(10,593)	(290,072)
Proceeds from stock options exercised	30	—	—
Net proceeds from issuance of common stock	—	—	168,074
Tax effect of non-vested restricted stock	(104)	(82)	17
Repayment of TLGP senior unsecured debt	—	—	(41,000)
Extinguishment of junior subordinated debentures, net	—	—	(13,625)
FHLB advance borrowing	132,000	—	—
Repayment of FHLB advances	(165,000)	—	(135,000)
Net cash provided by (used in) financing activities	58,012	(10,675)	(311,606)
Net decrease in cash and cash equivalents	(31,179)	(15,411)	(142,825)
Cash and cash equivalents at beginning of period	113,028	128,439	271,264
Cash and cash equivalents at end of period	$81,849	$113,028	$128,439

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Bancorp had also established four subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 2). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the accounts and transactions of these trusts were not included in the accompanying consolidated financial statements. These trusts were terminated in connection with a capital raise completed by the Company in January 2011 (see Note 2).

Certain prior year amounts have been reclassified to conform with the 2013 presentation.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of collection), interest bearing deposits with the Federal Reserve Bank of San Francisco (“FRB”) and Federal Home Loan Bank of Seattle (“FHLB”), and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.
The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts. At December 31, 2013, the Bank was not required to maintain any specific balances in correspondent bank accounts.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Supplemental disclosures of cash flow information

Noncash investing and financing activities consist of unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; and the transfer of approximately $2.1 million, $1.3 million, and $10.5 million of loans to other real estate owned (“OREO”) in 2013, 2012, and 2011, respectively.

During 2013, 2012, and 2011, the Company paid approximately $3.0 million, $5.1 million, and $16.3 million, respectively, in interest expense.

During 2013, 2012, and 2011, the Company made income tax payments of approximately $0.1 million, $0.1 million and $0.8 million, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income. The Company had no trading securities during 2013, 2012, and 2011.

Investment securities that are not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes. Investment securities are valued utilizing a number of methods including quoted prices in active markets, quoted prices for similar assets, quoted prices for securities in inactive markets, and inputs derived principally from - or corroborated by - observable market data by correlation or other means.

Management determines the appropriate classification of securities at the time of purchase.

Gains and losses on the sales of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method generally over the period to maturity.

In estimating other-than-temporary impairment (“OTTI”) losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be OTTI would result in write-downs of the individual securities to their fair value. The fair value of the security then becomes the new cost basis. The related write-downs to fair value for available-for-sale securities would be included in earnings as realized losses. For individual securities which the Company does not intend to sell and for which it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI losses would be evaluated and (1) the portion related to credit losses would be included in earnings as realized losses and (2) the portion related to market or other factors would be recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual securities which the Company intends to sell or for which it more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date. For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis. Management believes that all unrealized losses on investment securities at December 31, 2013 and 2012 are temporary (see Note 4).

FHLB stock

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2013 and 2012, the Bank

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

As of December 31, 2013 the FHLB is considered “adequately capitalized” by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The FHLB continues to operate under a Consent Agreement entered into on October 25, 2010 with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHLB will not pay a dividend, however in news announced on September 7, 2012, the FHFA has granted, with some restrictions, the FHLB authority to repurchase excess capital stock. In 2013 and 2012, the FHLB repurchased 3,722 and 1,865 shares of excess capital stock owned by the Bank for $0.4 million and $0.2 million, respectively. While the FHLB was classified as “adequately capitalized” as of December 31, 2013 and 2012, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of December 31, 2013 and 2012. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

At December 31, 2013 and 2012, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013, management implemented a homogeneous pool approach to estimating reserves for consumer and small business loans.

For purposes of assessing the appropriate level of the reserve for loan losses, the Company analyzes loans and commitments to loan, and the amount of reserves allocated to loans and commitments to loan in each of the following reserve categories: pooled

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Troubled debt restructurings (“TDRs”)

A loan is classified as a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower in the restructuring that the Company would not otherwise consider in the origination of a loan. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. A TDR loan is considered to be impaired and is individually evaluated for impairment. As with other impaired loans, a reserve for loan loss is estimated for each TDR based on the difference between expected future cash flows discounted at the original contractual rate and the current balance of the loan. For collateral dependent loans, expected future cash flows include the estimated market value less cost to sell.

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in the Bank’s unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $0.4 million and $0.4 million at December 31, 2013 and 2012, respectively, and these amounts are included in other liabilities in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expenses in the accompanying consolidated statements of operations.

Mortgage servicing rights (“MSRs”)

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Net MSRs were $2.2 million and $1.3 million at December 31, 2013 and 2012, respectively. MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. MSRs are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate, and term. Impairment adjustments, if any, are recorded through a valuation allowance. Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received.
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

The Company has $0.5 million CDI at December 31, 2013 from the branch acquisitions in 2013. There was no balance of CDI in 2012. During 2011, the Company engaged an independent third-party to perform an impairment test related to the Company’s CDI. Based on the results of this impairment test, as of December 31, 2011 the Company determined that its remaining CDI of $3.4 million was fully impaired. Accordingly, as of December 31, 2011, the Company recorded a one-time charge to non-interest expense to reflect this impairment.

Bank-owned life insurance (“BOLI”)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2013 and 2012, the Company had $27.9 million and $27.3 million, respectively, of separate account BOLI and $8.7 million and $8.4 million, respectively, of general account BOLI.

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect, the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The underlying funds within the separate account structure generated positive performance during 2013, 2012, and 2011. There can be no assurance that losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future.

Other Real Estate Owned (“OREO”)

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, and any disposition gains or losses are included in non-interest expenses. The valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. The valuation of OREO is also subject to review by federal and state bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated on an annual basis, changes in the values of specific properties may have occurred subsequent to

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

the most recent appraisals. Accordingly, the amounts of any such potential changes - and any related adjustments - are generally recorded at the time such information is received. OREO valuation adjustments have been recorded on certain OREO properties.
These adjustments are recorded in OREO expense in the Company’s consolidated statements of operations. In addition to valuation adjustments recorded on specific OREO properties, at December 31, 2011, the Company recorded a $5.0 million general valuation allowance allocated among homogenous groupings of OREO properties. This allowance was the result of a Board decision in late 2011 to strategically expedite the liquidation of a material portion of OREO properties to reduce the Bank’s level of classified assets during 2012. In order to expedite the disposition in a shorter time frame than normally associated with the disposition in the ordinary course of business, the Company estimated that it would have to sell the OREO properties at larger discounts than the current appraised values less estimated costs to sell (carrying value). At December 31, 2013 and 2012, the general allowance was fully depleted. OREO, net of specific property valuation allowances, was $3.1 million and $6.6 million at December 31, 2013 and 2012, respectively. OREO, net of the $5.0 million general allowance for expedited disposition and specific property valuation allowances, was $21.3 million at December 31, 2011.
Advertising

Advertising costs are generally charged to expense during the year in which they are incurred. Advertising expense was $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

At December 31, 2013, the Company had a minimal valuation allowance against its DTA due to reversal of substantially all of the Company's DTA valuation allowance at December 31, 2012 of $41.7 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from a reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other analyses.

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

Deferred tax assets are recognized subject to management's judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. We account for interest and penalties as a component of income tax expense.

Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. There was no impact to the statement of operations for the years ending December 31, 2013. The fair value of the swap agreement assets and liabilities were insignificant as of December 31, 2013. The notional amount of open interest rate swap agreements at December 31, 2013 was $16.0 million which is new for 2013.

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $59.6 million and $62.1 million were held in trust as of December 31, 2013 and 2012, respectively.

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

Cash dividend restriction

Payment of dividends by Bancorp and the Bank is subject to restriction by state and federal regulators and the availability of retained earnings (see Note 19).

Preferred stock

Bancorp may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights, and limitations, all as determined by the Board. Preferred stock may be issued with or without voting rights, not to exceed one vote per share, except in certain circumstances and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2013 and 2012, there were no shares of preferred stock issued and outstanding.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and the changes in net unrealized appreciation or depreciation in the fair value of investment securities available-for-sale, net of taxes.

New authoritative accounting guidance

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The provisions of ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The provisions of ASU 2013-02 are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2. Capital raise and bulk sale of distressed assets
In January 2011, the Company completed a $177.0 million capital raise (the “Capital Raise”). Capital Raise proceeds in the amount of approximately $167.9 million (net of offering costs) were received on January 28, 2011, of which approximately $150.4 million was contributed to the Bank. Approximately $15.0 million of the Capital Raise proceeds were used to extinguish $68.6 million the Company’s junior subordinated debentures (the Debentures) and approximately $3.9 million of accrued interest payable, resulting in a pre-tax extraordinary gain of approximately $54.9 million ($32.8 million after tax). During the second quarter of 2011, the Company received an additional $0.2 million in proceeds from the issuance of an additional 50,000 shares of common stock in connection with the completion of the Capital Raise described above.
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

3. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB ($8.0 million and $6.7 million at December 31, 2013 and 2012, respectively). Accordingly, the Bank complies with such requirements by holding cash on hand and maintaining average reserve balances on deposit with the FRB in accordance with such regulations.

4. Investment securities

Investment securities at December 31, 2013 and 2012 consisted of the following (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2013
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$171,853	$3,125	$(3,646)	$171,332
Non-agency MBS	13,500	11	(414)	13,097
U.S. Agency asset-backed securities	8,683	887	(21)	9,549
Mutual fund	502	1	—	503
	$194,538	$4,024	$(4,081)	$194,481
Held-to-maturity
Tax credit investments	$614	$—	$—	$614
Obligations of state and political subdivisions	706	22	—	728
	$1,320	$22	$—	$1,342

2012
Available-for-sale
U.S. Agency MBS *	$216,141	$5,426	$(252)	$221,315
Non-agency MBS	20,601	253	—	20,854
U.S. Agency asset-backed securities	9,374	599	(118)	9,855
Commercial paper	5,000	—	—	5,000
Mutual fund	486	34	—	520
	$251,602	$6,312	$(370)	$257,544
Held-to-maturity
Tax credit investments	$790	$—	$—	$790
Obligations of state and political subdivisions	1,023	50	—	1,073
	$1,813	$50	$—	$1,863

* U.S. Agency MBS include private label MBS of approximately $11.3 million and $14.4 million at December 31, 2013 and 2012, respectively, which are supported by FHA/VA collateral.

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2013
U.S. Agency MBS	$35,440	$(810)	$30,779	$(2,836)	$66,219	$(3,646)
Non-Agency MBS	9,569	(412)	179	(2)	9,748	(414)
U.S. Agency asset-backed securities	703	(4)	1,775	(17)	2,478	(21)
	$45,712	$(1,226)	$32,733	$(2,855)	$78,445	$(4,081)

2012
U.S. Agency MBS	$34,114	$(43)	$12,718	$(209)	$46,832	$(252)
U.S. Agency asset-backed securities	—	—	2,750	(118)	2,750	(118)
	$34,114	$(43)	$15,468	$(327)	$49,582	$(370)

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to elevated yield/rate spreads at December 31, 2013 and 2012 as compared to yield/rate relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. No impairment adjustments have been recorded for the years ended December 31, 2013, 2012 and 2011.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2013, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities at December 31, 2013, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$—	$—	$510	$521
Due after one year through five years	74	76	196	207
Due after five years through ten years	47,214	44,081	—	—
Due after ten years	146,748	149,821	—	—
Mutual fund	502	503	—	—
Tax credit investments	—	—	614	614
	$194,538	$194,481	$1,320	$1,342

Investment securities with an estimated fair value of approximately $171.1 million and $124.0 million at December 31, 2013 and 2012, respectively, were pledged or in the process of being pledged, to secure various borrowings and for other purposes as required or permitted by law.

The Company sold $0.4 million of investment securities during the year ended December 31, 2013 and no securities during the years ended December 31, 2012 and 2011.

5. Loans and reserve for credit losses

 Loans receivable at December 31, 2013 and 2012 consisted of the following (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	2013		2012
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$204,998	20.6%	$196,821	22.9%
Non-owner occupied	347,014	34.8%	328,480	38.3%
Total commercial real estate loans	552,012	55.4%	525,301	61.2%
Construction	52,503	5.3%	45,650	5.3%
Residential real estate	101,557	10.2%	85,494	10.0%
Commercial and industrial	254,170	25.5%	162,213	18.9%
Consumer	35,990	3.6%	39,506	4.6%
Total loans	996,232	100.0%	858,164	100.0%

Less:
Deferred loan fees, net	(1,757)		(1,846)
Reserve for loan losses	(20,857)		(27,261)
Loans, net	$973,618		$829,057

For the year ended December 31, 2013, total loan balances increased by $138.1 million mainly due to an increased commercial and industrial portfolio, primarily related to the Company's syndicated national credit portfolio. In addition, local owner-occupied commercial real estate ("CRE") was higher and the Company increased its portfolio of originated adjustable rate and 15 year residential real estate loans.

Approximately 71% of the Bank’s loan portfolio at December 31, 2013 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. The Bank's results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Economic trends can significantly affect the strength of the local real estate market. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce CRE concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2013 and 2012, the portion of loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled approximately $11.3 million and $12.7 million, respectively.

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

At December 31, 2013 and 2012, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

The decline in the reserve for loan losses from December 31, 2012 to December 31, 2013 was mainly related to charge offs during the period, a significant portion of which relates to the Bank’s ongoing remediation of adversely classified loans.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the years ended December 31, 2013, 2012 and 2011were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2013
Reserve for loan losses
Balance at beginning of year	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Loan loss provision (credit)	203	159	(1,013)	1,808	216	(373)	1,000
Recoveries	1,034	708	433	2,694	263	—	5,132
Loans charged off	(3,268)	(1,915)	(590)	(5,508)	(1,255)	—	(12,536)
Balance at end of year	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$9,613	$803	$2,406	$6,336	$1,425	$714	$21,297

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2012
Reserve for loan losses
Balance at beginning of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	2,829	(4,135)	2,650	(2,094)	780	1,070	1,100
Recoveries	198	584	262	3,094	311	—	4,449
Loans charged off	(13,079)	(264)	(2,620)	(5,024)	(1,206)	—	(22,193)
Balance at end of year	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261

Reserve for unfunded lending commitments
Balance at beginning of year	$28	$29	$184	$487	$822	$—	$1,550
Provision (credit) for unfunded loan commitments	20	239	(159)	(412)	(798)	—	(1,110)
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$11,644	$1,851	$3,576	$7,342	$2,201	$1,087	$27,701

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2011
Reserve for loan losses
Balance at beginning of year	$14,338	$12,652	$4,116	$12,220	$2,966	$376	$46,668
Loan loss provision (credit)	29,908	22,019	4,196	17,724	1,512	(359)	75,000
Recoveries	119	1,551	164	1,453	305	—	3,592
Loans charged off	(3,501)	(5,536)	(2,238)	(13,626)	(2,386)	—	(27,287)
Loans charged-off as a result of the Bulk Sale (see Note 2)	(19,216)	(25,288)	(2,979)	(6,480)	(105)	—	(54,068)
Balance at end of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905

Reserve for unfunded lending commitments
Balance at beginning of year	$40	$—	$101	$523	$241	$36	$941
Provision (credit) for unfunded loan commitments	(12)	29	83	(36)	581	(36)	609
Balance at end of year	$28	$29	$184	$487	$822	$—	$1,550

Reserve for credit losses
Reserve for loan losses	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Reserve for unfunded lending commitments	28	29	184	487	822	—	1,550
Total reserve for credit losses	$21,676	$5,427	$3,443	$11,778	$3,114	$17	$45,455

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at December 31, 2013 and 2012 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
2013
Commercial real estate	$665	$8,900	$9,565	$32,227	$519,785	$552,012
Construction	—	535	535	1,987	50,516	52,503
Residential real estate	62	2,319	2,381	430	101,127	101,557
Commercial and industrial	56	6,205	6,261	5,823	248,347	254,170
Consumer	—	1,401	1,401	—	35,990	35,990
	$783	$19,360	20,143	$40,467	$955,765	$996,232
Unallocated			714
			$20,857

2012
Commercial real estate	$1,088	$10,508	$11,596	$42,859	$482,442	$525,301
Construction	440	1,143	1,583	9,734	35,916	45,650
Residential real estate	1,141	2,410	3,551	4,840	80,654	85,494
Commercial and industrial	829	6,438	7,267	9,602	152,611	162,213
Consumer	301	1,876	2,177	1,636	37,870	39,506
	$3,799	$22,375	26,174	$68,671	$789,493	$858,164
Unallocated			1,087
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

Special Mention

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

During the year ended December 31, 2013 the Bank reduced loans classified as special mention and substandard by $90.5 million, with $68.5 million of the reduction occurring in the first half of the year. Remediation was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, note sales and/or charge offs related to the restructure of adversely risk rated loans.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at December 31, 2013 and 2012 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
2013
Commercial real estate:
Owner occupied	$147,865	$19,798	$14,730	$22,605	$204,998
Non-owner occupied	278,854	33,827	24,188	10,145	347,014
Total commercial real estate loans	426,719	53,625	38,918	32,750	552,012
Construction	46,274	2,772	2,131	1,326	52,503
Residential real estate	98,633	1,570	147	1,207	101,557
Commercial and industrial	242,053	3,518	2,694	5,905	254,170
Consumer	35,984	—	—	6	35,990
	$849,663	$61,485	$43,890	$41,194	$996,232

2012
Commercial real estate:
Owner occupied	$122,125	$26,326	$13,622	$34,748	$196,821
Non-owner occupied	214,990	39,879	24,910	48,701	328,480
Total commercial real estate loans	337,115	66,205	38,532	83,449	525,301
Construction	25,308	6,079	1,795	12,468	45,650
Residential real estate	74,576	2,207	2,086	6,625	85,494
Commercial and industrial	126,208	7,005	6,473	22,527	162,213
Consumer	37,264	603	—	1,639	39,506
	$600,471	$82,099	$48,886	$126,708	$858,164

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at December 31, 2013 and 2012 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
2013
Commercial real estate:
Owner occupied	$959	$2,905	$3,864	$201,134	$204,998
Non-owner occupied	—	—	—	347,014	347,014
Total commercial real estate loans	959	2,905	3,864	548,148	552,012
Construction	215	119	334	52,169	52,503
Residential real estate	436	163	599	100,958	101,557
Commercial and industrial	597	2,077	2,674	251,496	254,170
Consumer	53	6	59	35,931	35,990
	$2,260	$5,270	$7,530	$988,702	$996,232
2012
Commercial real estate:
Owner occupied	$1,240	$4,221	$5,461	$191,360	$196,821
Non-owner occupied	8,660	7,183	15,843	312,637	328,480
Total commercial real estate loans	9,900	11,404	21,304	503,997	525,301
Construction	1,288	2,793	4,081	41,569	45,650
Residential real estate	818	364	1,182	84,312	85,494
Commercial and industrial	2,825	1,858	4,683	157,530	162,213
Consumer	61	12	73	39,433	39,506
	$14,892	$16,431	$31,323	$826,841	$858,164

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $1.1 million and $1.5 million at December 31, 2013 and 2012, respectively.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following table presents information related to impaired loans, by portfolio class, at December 31, 2013 and 2012 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
2013
Commercial real estate:
Owner occupied	$2,772	$6,582	$9,354	$12,707	$652
Non-owner occupied	1,116	21,757	22,873	22,904	13
Total commercial real estate loans	3,888	28,339	32,227	35,611	665
Construction	751	1,236	1,987	2,029	—
Residential real estate	174	256	430	515	62
Commercial and industrial	4,074	1,749	5,823	6,701	56
Consumer	—	—	—	—	—
	$8,887	$31,580	$40,467	$44,856	$783

2012
Commercial real estate:
Owner occupied	$8,538	$7,443	$15,981	$21,610	$988
Non-owner occupied	3,712	23,166	26,878	32,630	100
Total commercial real estate loans	12,250	30,609	42,859	54,240	1,088
Construction	2,348	7,386	9,734	9,867	440
Residential real estate	4,530	310	4,840	5,018	1,141
Commercial and industrial	6,493	3,109	9,602	10,982	829
Consumer	1,636	—	1,636	1,638	301
	$27,257	$41,414	$68,671	$81,745	$3,799

At December 31, 2013 and 2012, the total recorded balance of impaired loans in the above table included $33.2 million and $43.6 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Commercial real estate:
Owner occupied	$12,922	$15,521	$20,123
Non-owner occupied	25,655	33,267	32,555
Total commercial real estate loans	38,577	48,788	52,678
Construction	2,283	7,272	35,997
Residential real estate	1,596	5,685	5,908
Commercial and industrial	7,039	10,500	17,011
Consumer	485	1,465	769
	$49,980	$73,710	$112,363

Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2013, 2012 and 2011was insignificant.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Information with respect to the Company’s non-accrual loans, by portfolio class, at December 31, 2013 and 2012 is as follows (dollars in thousands):

	2013	2012
Commercial real estate:
Owner occupied	$4,443	$4,836
Non-owner occupied	280	5,756
Total commercial real estate loans	4,723	10,592
Construction	236	2,839
Residential real estate	399	556
Commercial and industrial	1,868	3,233
Total non-accrual loans	$7,226	$17,220

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Non-owner occupied	$—	$1,427
Total commercial real estate loans	—	1,427
Residential real estate	—	94
Commercial and industrial	1,077	—
Consumer	6	12
Total accruing loans which are contractually past due 90 days or more	$1,083	$1,533

TDRs

The Company allocated $0.8 million and $2.7 million of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2013 and 2012, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	5	$27,677	5	$1,761	43	$45,921
Construction	1	1,243	6	4,832	26	7,334
Residential real estate	—	—	12	678	36	8,835
Commercial and industrial	4	1,237	32	3,980	116	11,724
Consumer	—	—	55	653	137	1,580
	10	$30,157	110	$11,904	358	$75,394

There was no change in the pre- and post-TDR outstanding recorded investment for loans restructured during the years ended December 31, 2013, 2012 and 2011. The increase in the outstanding recorded investment of loans modified and recorded as TDRs during the year ended December 31, 2013 compared to the same period in 2012 was primarily the result of remediation to bolster cash flow of stressed loans, and includes the restructuring of a large CRE credit in the Bank’s loan portfolio during the first quarter of 2013.

At December 31, 2013 and 2012, the Company had remaining commitments to lend on loans accounted for as TDRs of $0.0 million and $1.0 million, respectively.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the years ended December 31, 2013 and 2012 by the primary type of concession granted (dollars in thousands):

2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	1,243	—	1,243
Commercial and industrial	174	1,063	—	1,237
	$3,983	$4,674	$21,500	$30,157

2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$1,299	$462	$—	$1,761
Construction	—	4,797	35	4,832
Residential real estate	—	579	99	678
Commercial and industrial	2,526	965	489	3,980
Consumer	—	623	30	653
	$3,825	$7,426	$653	$11,904

The following table presents, by portfolio segment, the TDRs which had payment defaults during the years ended December 31, 2013, 2012 and 2011 that had been previously restructured within the last twelve months prior to December 31, 2013, 2012 and 2011 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	2013		2012		2011
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	2	$3,500	—	$—	1	$573
Residential real estate	—	—	—	—	3	636
Commercial and industrial	—	—	1	193	13	8,729
Consumer loans	—	—	2	12	7	71
	2	$3,500	3	$205	24	$10,009

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

Net MSRs at December 31, 2013 and 2012 were $2.2 million and $1.3 million, respectively. Transactions in the Company’s MSRs for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands).

	2013	2012
Balance at beginning of year	$1,308	$—
Additions	1,166	1,599
Amortization	(399)	(134)
Change in valuation allowance	157	(157)
Balances at end of year	$2,232	$1,308

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	2013	2012	2011
Origination and processing fees	$651	$594	$281
Gain on sales of mortgage loans, net	3,337	3,845	226
MSR valuation allowance	157	(157)	—
Servicing fees	515	171	10
Amortization	(399)	(134)	(4)
Mortgage banking income, net	$4,261	$4,319	$513

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

7. Premises and equipment

Premises and equipment at December 31, 2013 and 2012 consisted of the following (dollars in thousands):

	2013	2012
Land	$8,886	$9,148
Buildings and leasehold improvements	30,700	30,935
Furniture and equipment	15,414	15,698
	55,000	55,781
Less accumulated depreciation and amortization	(22,047)	(21,542)
Premises and equipment, net	$32,953	$34,239

8. Other real estate owned (“OREO”), net

Transactions in the company's OREO for the years ended December 31, 2013, 2012 and 2011were as follows (dollars in thousands):

	2013	2012	2011
Balance at beginning of year	$6,552	$21,270	$39,536
Additions	2,086	2,260	10,523
Dispositions	(13,742)	(36,623)	(15,351)
Change in valuation allowance	8,248	19,645	(13,438)
Balance at end of year	$3,144	$6,552	$21,270

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Balance at beginning of year	$10,642	$30,287	$16,849
Additions to valuation allowance	356	1,261	14,998
Reductions due to sales of OREO	(8,604)	(20,906)	(1,560)
Balance at end of year	$2,394	$10,642	$30,287

The following table summarizes OREO expenses for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Operating costs	$254	$568	$1,298
(Gains) losses on sales of OREO	(81)	(104)	1,640
Increases in valuation allowance	356	1,261	14,998
Total	$529	$1,725	$17,936

9. Time deposits

Time deposits in amounts of $0.1 million or more aggregated approximately $92.7 million and $81.2 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled annual maturities of all time deposits were approximately as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

2014	$84,548
2015	27,357
2016	14,464
2017	11,962
2018	2,984
$141,315

At December 31, 2013 and 2012, the Bank had no wholesale brokered deposits.

10. Other borrowings

The Bank is a member of the FHLB. As a member, the Bank has a committed borrowing line of credit up to 20% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At December 31, 2013 and 2012, the Bank had outstanding borrowings under the committed lines of credit totaling $27.0 million and $60.0 million. In June 2013, the Bank elected to prepay $60.0 million in FHLB advances bearing a weighted-average rate of 3.17% to save in interest expense going forward. As a result of such early prepayments, the Company incurred prepayment penalties of $3.8 million. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities, and certain loans. At December 31, 2013, the Bank had available borrowings with the FHLB of approximately $253.9 million, based on eligible collateral. There can be no assurance that future advances will be allowed by the FHLB.

The $27.0 million of FHLB advances, bearing a weighted average interest rate of 0.25% at December 31, 2013 matured in January 2014.

At December 31, 2013, the Bank had no borrowings outstanding with the FRB and had approximately $12.2 million in available short-term borrowings, collateralized by certain of the Bank’s loans and securities.

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

As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $90.0 million at December 31, 2013. At December 31, 2013, the Company had no outstanding borrowings under these federal fund borrowing agreements.

11. Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2013 and 2012, the Bank had no material commitments to extend credit at below-market interest rates.
The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments which are used to meet the financing needs of its customers is approximately as follows at December 31, 2013 and 2012 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	2013	2012
Commitments to extend credit	$245,906	$224,531
Commitments under credit card lines of credit	24,321	22,847
Standby letters of credit	2,161	4,221
Total off-balance sheet financial instruments	$272,388	$251,599

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2013 and 2012, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.
Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2013, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows (dollars in thousands):

2014	$1,612
2015	1,343
2016	817
2017	670
2018	554
Thereafter	3,981
$8,977

Total rental expense was approximately $2.1 million in 2013, $2.1 million in 2012, and $2.2 million in 2011.

Litigation

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2013.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository and to the extent sufficient collateral is unavailable to repay public funds, the assessment applicable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged letters of credit issued by the FHLB which collateralizes public deposits not otherwise insured by the FDIC. At December 31, 2013 there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss, and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

12. Income taxes

The benefit (provision) for income taxes for the years ended December 31, 2013, 2012, and 2011 was approximately as follows (dollars in thousands):

	2013	2012	2011
Current:
Federal	$30	$58	$(88)
State	(27)	(137)	(257)
	3	(79)	(345)
Deferred	50,143	—	(10,027)
Benefit (provision) for income taxes	$50,146	$(79)	$(10,372)

The benefit (provision) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2013, 2012, and 2011 is as follows (dollars in thousands):

	2013	2012	2011
Expected federal income tax credit at statutory rates	$(238)	$(2,050)	$12,547
State income taxes, net of federal effect	(33)	(263)	2,184
Effect of nontaxable income, net	547	583	670
Valuation allowance for deferred tax assets	—	10,762	(25,036)
Reversal of valuation allowance	41,632	—	—
Section 382 impairment re-evaluation	8,163	(8,163)	—
Rate change for deferred taxes	52	(814)	—
Other, net	23	(134)	(737)
Benefit (provision) for income taxes	$50,146	$(79)	$(10,372)

The significant components of the net deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	2013	2012
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$8,530	$10,982
Deferred benefit plan expenses, net	8,700	7,448
Federal and state net operating loss and other carryforwards	33,823	20,325
Tax credit carryforwards	1,112	547
Allowance for losses on OREO	2,167	5,364
Accrued interest on non-accrual loans	231	494
Purchased intangibles related to CBGP	86	86
Net unrealized loss on investment securities available-for-sale	21	—
Other	284	35
Deferred tax assets	54,954	45,281
Valuation allowance for deferred tax assets	(74)	(41,698)
Deferred tax assets, net of valuation allowance	54,880	3,583
Deferred tax liabilities:
Accumulated depreciation and amortization	2,821	1,730
Deferred loan fees	711	809
FHLB stock dividends	556	556
Net unrealized gains on investment securities available-for-sale	—	2,258
Other	724	488
Deferred tax liabilities	4,812	5,841
Net deferred tax assets (liabilities)	$50,068	$(2,258)

The Company recorded an income tax benefit of $50.1 million in 2013. The significant income tax benefit resulted primarily from reversing substantially all of the Company's DTA valuation allowance at June 30, 2013 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from the reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other related analyses. During 2012 and 2011, the Company recorded an income tax provision of approximately $0.1 million and $10.4 million, respectively. Included in the 2011 amount was an income tax provision of approximately $22.1 million related to the extraordinary gain on the extinguishment of the Debentures (see Note 2), which was calculated based on the Company’s estimated statutory income tax rates. The 2011 income tax provision of $10.4 million also includes a credit for income taxes of approximately $11.8 million related to the Company’s loss from operations excluding the extraordinary gain.

At December 31, 2013, the Company had deferred tax assets of $27.4 million for federal net operating loss carry-forwards which will expire in 2030, 2031 and 2032, $0.7 million for charitable contribution carry-forwards which will expire between 2014 and 2018; and $1.0 million for federal tax credits which will expire at various dates from 2028 to 2032. Also, at December 31, 2013, the Company had deferred tax assets of $5.7 million for state and local net operating loss carry-forwards which will expire at various dates from 2013 to 2032 and $0.1 million for state tax credits which will expire at various dates from 2016 to 2020. At December 31, 2012, the Company had deferred tax assets of $15.6 million for federal net operating loss carry-forwards which will expire in 2030, 2031 and 2032, $0.9 million for charitable contribution carry-forwards which will expire between 2013 and 2017; and $0.4 million for federal tax credits which will expire at various dates from 2028 to 2032. Also, at December 31, 2012, the Company had deferred tax assets of $3.9 million for state and local net operating loss carry-forwards which will expire at various dates from 2013 to 2032 and $0.2 million for state tax credits which will expire at various dates from 2016 to 2020.

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $0.1 million and $41.7 million, respectively. The DTA valuation allowance was established during 2009 due to uncertainty at the time regarding the Company's ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Due to cumulative losses incurred by the Company in years prior to 2012 and other relevant considerations, the Company was unable to conclude that it was more likely than not that it will realize its net deferred tax asset and, accordingly, maintained a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011.

During 2013 the Company reversed substantially all of its December 31, 2012 valuation allowance due to management's determination that it was more likely than not that a significant amount of the Company's deferred tax asset would be realized. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. Considering the guidance in paragraphs 21-23 of ASC 740-10-30, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Such a condition, which existed at June 30, 2013, is considered a significant piece of negative evidence that is difficult to overcome.

The Company had a pre-tax loss in 2011 of $91.8 million as a result of its steps to mitigate credit losses associated with its loan portfolio and losses associated with its OREO. Total charge offs included in the reserve for loan losses in 2011 was $81.4 million. Of that, $54.0 million resulted from a bulk sale of approximately $110.0 million (carrying value) of certain non-performing, substandard, and related performing loans. This substantial reduction of classified loans began a process to reduce classified assets to a level consistent with regulatory expectations for a Bank performing in a safe and sound manner. Further, OREO was greatly reduced during 2012 in part due to a 2011 $5.0 million general valuation allowance allocated among homogeneous groupings of OREO properties as part of a plan to strategically expedite the liquidation of a material portion of OREO properties.

The Company has revised and enhanced loan underwriting and credit risk management standards which have been important in creating credit quality improvements and current profitability. Improvement in underwriting and credit risk management practices can be attributed to a number of key initiatives, including replacement of leadership responsible for credit risk management, the implementation of a centralized credit structure, a comprehensive revision to credit policies including specific concentration limits and standardized loan origination and monitoring practices. These initiatives have been reviewed and approved by the Board of Directors and examined by bank regulators.

The credit risk management infrastructure has been reconstituted with people with a strong depth and breadth of industry experience who have developed sound credit processes and lending initiatives. A formal loan concentration policy was adopted to limit and manage exposure to certain loan concentrations, including acquisition, development and construction (ADC) loans and commercial real estate (CRE) loans. This enhanced policy provides a more detailed program for portfolio risk management and reporting, including setting limits and sub-limits on ADC and CRE loans as a percentage of risk-based capital (in the aggregate and by loan type), having large borrower concentration limits, and monitoring by geography, industry and portfolio mix.

Since implementation of strengthened policies, historically high loan loss categories such as land acquisition and residential construction and development loans (within the CRE portfolio) have decreased dramatically. Since its peak at 720% of regulatory capital (defined as total risk based capital) in 2010, non-owner occupied CRE (including ADC) has decreased to 255% of regulatory capital. Since its peak at 293% of regulatory capital in 2008, ADC has decreased to 34% of regulatory capital (primarily comprised of non-speculative commercial construction).

Credit risk management has developed various strategies for the remediation of criticized and classified assets, including exit and rehabilitation strategies. Classified assets have decreased 81% from their peak levels in 2011. Also a robust and centralized credit structure supporting consistent underwriting standards has been developed; centralized credit authority has been established to improve quality and consistency; and the Company has invested in systems and experienced credit resources to strengthen origination, underwriting, approval and collateral valuation processes.

Management evaluated the unique and non-recurring loss evidence as an important consideration in the evaluation of the Company’s cumulative loss. While this loss occurred the components of it can be assessed to determine whether the subsequent actions taken by management to strengthen credit risk management mitigate the risk that such losses would recur in the forecast period used to evaluate the utilization of the DTA. Management determined that the steps taken to strengthen its credit risk management process have addressed the conditions that existed when the loans were created and the losses were incurred. The

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

outcome of this evaluation is an important factor in management’s determination that positive evidence overcomes the existence of the cumulative loss in the recent past.

Positive considerations also evaluated by management include reduction of the risk inherent in the loan portfolio as indicated by the reduction of classified loans, strengthening of the credit risk management process, elimination of substantially all of the OREO properties, termination of all existing regulatory agreements and orders, profitable performance during the past two years, development of new products and services that strengthen non-interest income (including customer swap arrangements, mortgage lending, and enhanced credit card products), opportunities that exist to bring operating costs in line with peer groups, the Company’s strong capital and liquidity positions, substantial improvements resulting from new members of the Board of Directors and management, new leadership in the production units, strong loan production focused on commercial lending, implementation of a productive sales management culture, strengthening of the Company’s governance and oversight and the sustained improvement in the economic conditions at a national and local level.

As management determined that positive evidence outweighed the negative, long term financial forecasts were developed to assess the Company’s capacity to realize the DTA. This process included a variety of scenarios necessary to understand a range of outcomes whether considered probable or not. Generally these various scenarios contemplated very unfavorable through moderately favorable outcomes thought to be possible. As a result of this analysis management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the DTA in a timely manner.

During the second quarter of 2013, management completed its reassessment of the Internal Revenue Code Section 382 limitations, resulting from the Capital Raise in January 2011. As broadly defined in Section 382, the issuance of common stock in connection with the Capital Raise resulted in an “ownership change” of the Company. As a result of this reassessment and other analyses, $8.5 million of tax benefits previously impaired were restored to the deferred tax account for federal net operating losses ("NOL's"), federal tax credits and state NOL's. The net operating loss carry-forwards at December 31, 2013 are expected to be utilized over the statutory carry-forward period.

The Company files a U.S. federal income tax return, state income tax returns in Idaho and Oregon, and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited the Company’s 2009 federal income tax return. The IRS issued a final audit report related to the 2009 audit in 2011. As a result of this audit, the Company made a payment to the IRS of $0.8 million during 2011. The state and local returns remain open to examination for 2008 and all subsequent years. During 2013 the Company received tax refunds totaling $0.1 million related to prior year tax returns. In 2012, the Company did not receive any income tax refunds.

The Company has evaluated its income tax positions as of December 31, 2013 and 2012. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of operations. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2013, 2012 or 2011.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

13. Basic and diluted net income (loss) per common share

The Company’s basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The Company’s diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted net income (loss) per common share for the years ended December 31, 2013, 2012 and 2011 can be reconciled as follows (dollars in thousands, except per share data):

	2013	2012	2011
Net income (loss) before extraordinary net gain	$50,845	$5,951	$(80,115)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	—	32,839
Net income (loss)	$50,845	$5,951	$(47,276)

Weighted-average shares outstanding - basic	47,186,756	47,127,737	43,628,044
Dilutive securities	296,956	150,287	—
Weighted-average shares outstanding - diluted	47,483,712	47,278,024	43,628,044
Common stock equivalent shares excluded due to antidilutive effect	64,171	139,346	114,593

Basic and diluted:
Income (loss) before extraordinary net gain	$1.08	$0.13	$(1.83)
Extraordinary net gain	—	—	0.75
Net income (loss) per common share (basic)	$1.08	$0.13	$(1.08)
Net income (loss) per common share (diluted)	$1.07	$0.13	$(1.08)

14. Transactions with related parties

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
An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2013 and 2012 was approximately as follows (dollars in thousands):

	2013	2012
Balance at beginning of year	$1,406	$128
Additions	555	1,431
Repayments	(137)	(142)
Retirement of Board member	—	(11)
Balance at end of year	$1,824	$1,406

Some officers and directors of the Bank also have credit card lines. The total outstanding balance of their credit cards at December 31, 2013 and 2012 were $0.01 million and $0.02 million, respectively, while the total outstanding commitments on these cards were $0.1 million at both December 31, 2013 and 2012.

15. Benefit plans

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of five years. The total amounts charged to operations under the Plan were approximately $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2013 and 2012 was approximately $8.7 million and $8.4 million, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $27.9 million and $27.3 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the liabilities related to the deferred compensation plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $3.9 million and $4.0 million, respectively. The amount of expense charged to operations in 2013, 2012, and 2011 related to the deferred compensation plans was approximately $0.1 million, $0.2 million, and $0.4 million, respectively. As of December 31, 2013 and 2012, the liabilities related to the salary continuation and SERP plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $12.7 million and $12.5 million, respectively. The amount of expense (benefit) charged to operations in 2013, 2012, and 2011 for the salary continuation, SERP and fee continuation plan was $0.8 million, $(0.5) million and $3.8 million, respectively. The decrease in 2012 was a result of adjustments on certain participant’s benefits to change their payouts. Additionally, a benefit was recorded to adjust for the anticipated payouts of certain participants based on their expected future retirement dates. The higher amount in 2011 was related to executive transition costs and changes in the estimated periods over which future benefits will be paid.

16. Stock-based compensation

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s shareholders that are administered by the Board or the Compensation Committee of the Board (the “Compensation Committee”). In April 2008, the shareholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the Board to issue up to an additional 1,000,000 shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. In addition, in April 2011, the shareholders approved an increase in the common stock reserved under the 2008 Plan from 1,000,000 shares to 6,000,000 shares. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (“NSOs”)), restricted stock, restricted stock units, stock appreciation rights, and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate, and retain employees, executive officers, non-employee directors, and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

At December 31, 2013, 4,569,295 shares reserved under the stock-based compensation plans were available for future grants.

During the year ended December 31, 2013, the Company granted 5,507 stock options with a weighted-average grant date fair value of approximately $6.80 per option. These stock options vest in 2016. During the year ended December 31, 2012, the Company granted 32,399 stock options with a weighted-average grant date fair value of approximately $4.77 per option. These stock options vest in 2014. The Company did not grant any stock options in 2011. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2013 and 2012:

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

The following table presents the activity related to options under all plans for the years ended December 31, 2013, 2012, and 2011.

	2013		2012		2011
	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price
Balance at beginning of year	139,446	$53.66	144,370	$68.90	156,522	$68.26
Granted	5,507	6.80	32,399	4.77	—	—
Exercised/Released	(5,250)	5.70	—	—	—	—
Cancelled / forfeited	(17,326)	124.87	(29,213)	71.78	(5,715)	74.78
Expired	(10,806)	90.72	(8,110)	68.97	(6,437)	48.00
Balance at end of year	111,571	$38.92	139,446	$53.66	144,370	$68.90
Exercisable at end of year	73,665		50,997		73,345

Stock-based compensation expense related to stock options for the years ended December 31, 2013, 2012, and 2011 was approximately $0.1 million, $0.2 million, and $0.1 million, respectively. As of December 31, 2013, unrecognized compensation cost related to nonvested stock options totaled $0.1 million, which is expected to be recognized in 2014, 2015 and 2016.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2013 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Number of options	Weighted-average exercise price
Under $50.00	85,756	$5.81	7.2	47,850	$5.71
$50.01 - $80.00	—	—	n/a	—	—
$80.01 - $120.00	12,200	101.30	4.2	12,200	101.30
$120.01 - $160.00	6,882	136.86	0.4	6,882	136.86
$160.01 - $220.00	2,362	207.50	2.1	2,362	207.50
$220.01 - $279.00	4,371	269.01	3.1	4,371	269.01
	111,571	$38.92	6.2	73,665	$55.89

The Company has also granted awards of nonvested restricted stock. During the year ended December 31, 2013, the Company granted 262,325 additional shares of restricted stock with a weighted-average grant date fair value of $5.82 per share, which vest during 2013, 2014, 2015 and 2016. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2013:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2013	157,191	$14.11
Granted	262,325	5.82
Exercised / Released	(49,416)	6.12
Canceled / forfeited	(15,830)	6.73
Nonvested as of December 31, 2013	354,270	$9.41

Nonvested restricted stock is scheduled to vest over a three year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of December 31, 2013, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.3 million, which is expected to be recognized over the next three years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2013, 2012, and 2011 was $0.8 million, $0.9 million, and $0.5 million, respectively.

The Company has also granted awards of restricted stock units (“RSUs”). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the years ended December 31, 2013, 2012, and 2011. There was no unrecognized compensation cost related to RSUs at December 31, 2013, 2012, and 2011, as all RSUs were fully-vested. There were 4,498 RSUs granted during the year ended December 31, 2013 and there were no RSUs cancelled. There were 9,386 RSUs granted during the year ended December 31, 2012 and there were no RSUs cancelled. There were 5,695 RSUs granted or during the year ended December 31, 2011 and there were no RSUs cancelled. At December 31, 2013 there were 16,067 fully-vested RSUs outstanding, with a weighted-average grant date fair value of $9.22 per share. At December 31, 2012 there were 16,262 fully-vested RSUs outstanding with a weighted-average grant date fair value of $6.45 per share. At December 31, 2011 there were 6,876 fully vested RSUs outstanding with a weighted-average grant date fair value of $8.45 per share.

17. Fair Value

GAAP establishes a hierarchy for determining fair value measurements which includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The Company’s only financial assets measured at fair value on a recurring basis at December 31, 2013 and 2012 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
2013
Investment securities available-for-sale	$—	$194,481	$—

2012
Investment securities available-for-sale	$—	$257,544	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at December 31, 2013 and 2012 (dollars in thousands):

	Level 1	Level 2	Level 3
2013
Impaired loans with specific valuation allowances	$—	$—	$8,887
Other real estate owned	—	—	3,144
	$—	$—	$12,031

2012
Impaired loans with specific valuation allowances	$—	$—	$34,383
Other real estate owned	—	—	6,552
MSRs	—	—	1,308
	$—	$—	$42,243

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012 (dollars in thousands):

	2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$8,887	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,144	Market approach	Appraised value less selling costs of 5% to 10%

	2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$34,383	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$6,552	Market approach	Appraised value less selling costs of 5% to 10%
MSRs	$1,308	Market approach	Weighted average prepayment speed of 10.5%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2013 or 2012. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2013 or 2012.

The following disclosures are made in accordance with the provisions of GAAP, which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2013 and 2012.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using December 31, 2013 and 2012 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect, the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. As such, the carrying amount of both the separate and general account BOLI approximates the estimated fair value of these instruments.

MSRs: See above description.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2013 and 2012 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s December 31, 2013 and 2012 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2013 and 2012 were approximately as follows (dollars in thousands):

		2013		2012
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$81,849	$81,849	$113,028	$113,028
Investment securities:
Available-for-sale	Level 2	194,481	194,481	257,544	257,544
Held-to-maturity	Level 2	1,320	1,342	1,813	1,863
FHLB stock	Level 2	9,913	9,913	10,285	10,285
Loans held-for-sale	Level 2	10,359	10,359	2,329	2,329
Loans, net	Level 3	973,618	977,142	829,057	833,399
BOLI	Level 3	36,567	36,567	35,705	35,705
MSRs	Level 3	2,232	2,232	1,308	1,308

Financial liabilities:
Deposits	Level 2	1,167,320	1,167,532	1,076,234	1,076,550
FHLB borrowings	Level 2	27,000	27,000	60,000	64,981

18. Business Combinations

AmericanWest Bank ("AWB")
On October 18, 2013, the Bank received required regulatory approval and completed its previously announced purchase of AWB's Klamath Falls, Oregon branch and the assumption of customer relationships, including deposits and selected loans of AWB's Bend and Redmond, Oregon branch offices. In total, the Bank acquired approximately $25.5 million of deposits, paying a deposit premium of 2.00% of the balance of core in-market deposits assumed, and approximately $1.6 million of performing loans for a cash purchase price of $2.8 million. The primary purpose of the acquisition was to expand the Company’s market share in the central Oregon region.
The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of AWB assigned to the major consolidated asset and liability captions at the acquisition date (dollars in thousands):

Cash and cash equivalents	$22,828
Loans, net	1,635
Premises and equipment, net	475
Core deposit intangible	529
Other assets	19
Total assets	$25,486

Deposits	$25,485
Other liabilities	1
Total liabilities and shareholders’ equity	$25,486
The core deposit intangible asset recognized as part of the business combination will be amortized over its estimated useful life of approximately ten years.
The fair value of deposit accounts acquired from AWB was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by comparing the contractual cost of the portfolio to a similar portfolio bearing current market rates.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Direct costs related to the AWB acquisition were expensed as incurred in the year ended December 31, 2013. These acquisition and integration expenses included technology and communications, occupancy and equipment, professional services and other noninterest expenses. For the year ended December 31, 2013, the Company incurred $0.2 million of expenses related to the AWB acquisition costs.

19. Regulatory Matters

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

On August 27, 2009, the Bank entered into an agreement with the Federal Deposit Insurance Corporation ("FDIC"), its principal federal banking regulator, and the Oregon Division of Finance and Corporate Securities ("DFCS") which required the Bank to take certain measures to improve its safety and soundness. In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order (the “Order”) against the Bank based on certain findings from an examination of the Bank concluded in February 2009 based upon financial and lending data measured as of December 31, 2008 (the Report of Examination, or “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein.

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

The Order further required the Bank to maintain a primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) of at least 15.00%. As of December 31, 2012, the requirement relating to Bank's primary liquidity ratio was met.

In addition, pursuant to the Order, the Bank was required to retain qualified management and to notify the FDIC and the DFCS in writing before adding any individual to its Board of Directors or employing any new senior executive officer. Under the Order, the Bank's Board of Directors also was required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives and for the supervision of all the Bank’s activities. The Order also restricted the Bank from taking certain actions without the consent of the FDIC and the DFCS, including paying cash dividends and from extending additional credit to certain types of borrowers.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

On March 7, 2013, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFCS which terminated the Order. The MOU restricted the Bank from paying dividends without the written consent of the FDIC and DFCS and required that the Bank maintain higher levels of capital than may be required by published capital adequacy requirements. In particular the MOU required the Bank to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10.00%. On September 5, 2013, the MOU was lifted by the FDIC and DFCS.

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

At December 31, 2013 and 2012 the Bank and Bancorp met the regulatory benchmarks to be “well-capitalized” under the applicable regulations. Additionally, at December 31, 2012, the Bank and Bancorp met the regulatory benchmarks to be "well capitalized" under Order and the Written Agreement. As all regulatory orders were lifted in 2013, no additional requirements were in place as of December 31, 2013.

Bancorp’s actual and required capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2013
Tier 1 leverage (to average assets)	$142,937	10.5%	$54,527	4.0%	$136,317	10.0%	(2)
Tier 1 capital (to risk-weighted assets)	142,937	13.0	44,021	4.0	66,031	6.0
Total capital (to risk-weighted assets)	156,787	14.3	88,041	8.0	110,052	10.0

2012
Tier 1 leverage (to average assets)	$136,960	10.4%	$52,470	4.0%	$131,174	10.0%	(1)
Tier 1 capital (to risk-weighted assets)	136,960	14.1	38,811	4.0	58,216	6.0
Total capital (to risk-weighted assets)	149,296	15.4	77,621	8.0	97,027	10.0
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

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt corrective action provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2013
Tier 1 leverage (to average assets)	$142,964	10.5%	$54,529	4.0%	$136,323	10.0%	(1)
Tier 1 capital (to risk-weighted assets)	142,964	13.0	43,939	4.0	65,909	6.0
Total capital (to risk-weighted assets)	156,788	14.3	87,879	8.0	109,848	10.0

2012
Tier 1 leverage (to average assets)	$136,658	10.4%	$52,457	4.0%	$131,142	10.0%	(2)
Tier 1 capital (to risk-weighted assets)	136,658	14.1	38,803	4.0	58,205	6.0
Total capital (to risk-weighted assets)	148,991	15.4	77,607	8.0	97,008	10.0
 (1) Pursuant to the MOU, which was terminated effective September 5, 2013, the Bank was required to maintain a Tier 1 leverage ratio of at least 10.00% in order to be deemed "well-capitalized".
 (2) Pursuant to the Order, which was terminated effective March 7, 2013, the Bank was required to maintain a Tier 1 leverage ratio of at least 10.00% in order to be deemed "well capitalized".

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

20. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$127	$119
Investment in subsidiary	186,580	140,474
Deferred tax asset	1,820	—
Other assets	188	182
Total assets	$188,715	$140,775
Liabilities and stockholders' equity:
Stockholders' equity	$188,715	$140,775
Total liabilities and stockholders' equity	$188,715	$140,775

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

20. Parent company financial information  - (continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011 (1)
Income:
Interest income	$5	$7	$6
Expenses:
Administrative	1,031	1,168	758
Interest	—	—	158
Other	202	220	257
Total expenses	1,233	1,388	1,173
Loss before income taxes, extraordinary net gain, and equity in undistributed net losses of subsidiary	(1,228)	(1,381)	(1,167)
Credit for income taxes	1,797	35	22,074
Gain (loss) before extraordinary net gain and equity in undistributed net losses of subsidiary	569	(1,346)	20,907
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	—	32,840
Gain (loss) before equity in undistributed net losses of subsidiary	569	(1,346)	53,747
Equity in undistributed net losses of subsidiary	50,276	7,297	(101,023)
Net income (loss)	$50,845	$5,951	$(47,276)
Comprehensive income (loss)	$47,125	$6,926	$(45,915)

(1) Adjusted to correct an error in the computation of the Bank's regulatory capital at December 31, 2011. See note 16 to the Company's condensed consolidated financial statements included in the Company's Quarterly Report on the Form 10-Q for the quarter ended June 30, 2012.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

20. Parent company financial information  - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$50,845	$5,951	$(47,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss of subsidiary	(50,276)	(7,297)	101,023
Tax benefit from consolidated tax return	—	—	(22,094)
Stock-based compensation expense	889	1,050	649
Increase in deferred tax asset	(1,820)	—	—
Increase in other assets	(6)	(6)	(7)
(Decrease) increase in other liabilities	—	(9)	(5,410)
Net cash provided by (used in) operating activities before extraordinary gain	(368)	(311)	26,885
Extraordinary gain on extinguishment of junior subordinated debentures, net of tax	—	—	(32,840)
Net cash used in operating activities	(368)	(311)	(5,955)
Cash flows provided by investing activities - Investment in subsidiary	—	—	(150,400)
Cash flows from financing activities:
Tax effect of nonvested restricted stock	(104)	(82)	17
Proceeds from issuance of common stock	—	—	168,074
Stock options exercised	30	—	—
Dividend from Bank	450	—	—
Extinguishment of junior subordinated debentures, net	—	—	(11,567)
Net cash provided by (used in) financing activities	376	(82)	156,524
Net increase (decrease) in cash and cash equivalents	8	(393)	169
Cash and cash equivalents at beginning of year	119	512	343
Cash and cash equivalents at end of year	$127	$119	$512
These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

21. Subsequent events

On October 23, 2013, the Company announced the signing of a merger agreement with Home Federal Bancorp (“Home”), a community bank in the Pacific Northwest with approximately $1 billion in assets which upon closure is expected to unlock significant efficiency and profitability opportunities. Assuming completion of the merger, expected in the second quarter of 2014, the Company will become among the largest community banks in the Pacific Northwest with over $2.3 billion in assets, hold a top community bank market share in its Central Oregon and Boise Idaho markets, and expand its footprint to include Eugene, Oregon.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, management of the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by BDO USA, LLP, the independent registered public accounting firm who has also audited the Company’s consolidated financial statements as of December 31, 2013 and for the year then ended included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon
We have audited Cascade Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cascade Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cascade Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended and our report dated March 31, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Spokane, Washington
March 31, 2014

ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information about our directors, named executive officers and board committees required by this Item 10 is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in 2014 (the “Proxy Statement”), which will be filed with the SEC within 120 days of our most recently completed fiscal year.
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

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 is incorporated by reference from the Proxy Statement, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 is incorporated by reference from the Proxy Statement, which will be filed with the SEC within 120 days of our most recently completed fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 is incorporated by reference from the Proxy Statement, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 is incorporated by reference from the Proxy Statement, which will be filed with the SEC within 120 days of our most recently completed fiscal year.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)

(1)	The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2013 and 2012

•	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements

(2)
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15 (a)(1) above.

(3)	We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index.

2.1
Agreement and Plan of Merger dated October 23, 2013, by and between Cascade Bancorp and Home Federal Bancorp Inc. (Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference)

3.1
Articles of Incorporation of Cascade Bancorp, as amended (Filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Cascade Bancorp (Filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)
*10.1	1994 Incentive Stock Option Plan (Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB, filed with the SEC in January 1994, and incorporated herein by reference)
*10.2
Incentive Stock Option Plan Letter Agreement (Entered into between the registrant and certain employees pursuant to the registrant’s 1994 Incentive Stock Option Plan) (Filed as an exhibit to the registrant’s Registration Statement on Form 10-SB, filed with the SEC in January 1994, and incorporated herein by reference)

*10.3
Deferred Compensation Plans (Established for the Board, certain key executives and managers during the fourth quarter ended December 31, 1995) (Filed as Exhibit 10.5 to the registrant’s Form 10-KSB, filed with the SEC on March 28, 1996 (File No. 000-23322), and incorporated herein by reference)

*10.4
2002 Equity Incentive Plan (Filed as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8/A, filed with the SEC on April 23, 2003 (File No. 333-87884), and incorporated herein by reference)

*10.5
Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Patricia L. Moss, entered into February 18, 2008 (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008 (File No. 000-23322), and incorporated herein by reference)

*10.6
Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Gregory D. Newton entered into February 18, 2008 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008 (File No. 000-23322), and incorporated herein by reference)

*10.7
Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Peggy L. Biss entered into February 18, 2008 (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008 (File No. 000-23322), and incorporated herein by reference)

*10.8
Supplemental Employee Retirement Plan between Bank of the Cascades and Patricia L. Moss entered into February 28, 2008 (Filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)

*10.9
Supplemental Employee Retirement Plan between Bank of the Cascades and Michael J. Delvin entered into March 3, 2008 (Filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)

*10.10
Supplemental Employee Retirement Plan between Bank of the Cascades and Gregory D. Newton entered into March 20, 2008 (Filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)

*10.11
First Amended and Restated Change in Control Agreement between Cascade Bancorp, Bank of the Cascades, and Michael J. Delvin entered into December 15, 2008 (Filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)

10.12
Amended and Restated Securities Purchase Agreement between Cascade Bancorp and David F. Bolger, dated November 16, 2010 (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)

10.13
Amended and Restated Securities Purchase Agreement between Cascade Bancorp and BOTC Holdings LLC, dated November 16, 2010 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)

10.14
Securities Purchase Agreement between Cascade Bancorp and LG C-Co, LLC, dated November 16, 2010 (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)

10.15
Securities Purchase Agreement between Cascade Bancorp and WLR CB AcquisitionCo LLC, dated November 16, 2010 (Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)

10.16
Securities Purchase Agreement between Cascade Bancorp and Weichert Enterprise LLC, Michael F. Rosinus R/O IRA, Keefe Ventures Fund LP, Alden Global Value Recovery Master Fund, L.P. and Cougar Trading, LLC, dated November 16, 2010 (Filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010, and incorporated herein by reference)

10.17
Commercial Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated as of September 22, 2011 (Filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)

10.18
Residential Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated as of September 22, 2011 (Filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012, and incorporated herein by reference)

10.19
Registration Rights Agreement, dated as of April 20, 2011, by and among Cascade Bancorp and Michael F. Rosinus R/O IRA (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 26, 2011, and incorporated herein by reference)

*10.20
Form of Indemnification Agreement by and between Cascade Bancorp and certain of its directors (Filed as Exhibit 10.22 to the registrant's Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

*10.21
Form of Indemnification Agreement by and between Bank of the Cascades and certain of its directors (Filed as Exhibit 10.23 to the registrant's Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

10.22
Registration Rights Agreement, dated as of January 28, 2011, by and among Cascade Bancorp and the Investors party thereto (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2011, and incorporated herein by reference)

10.23
Shareholders Agreement dated December 27, 2005, by and among Cascade Bancorp, David F. Bolger and Two-Forty Associates (Filed as Exhibit 4 to the Schedule 13D filed by Mr. David Bolger and Two-Forty Associates on April 27, 2006 (File No. 005-81598) and incorporated herein by reference)

*10.24
2008 Performance Incentive Plan, as amended (Filed as Exhibit 10.26 to the registrant's Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

*10.25
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Terry E. Zink, entered into on October 29, 2013 (Filed as Exhibit 10.1 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference)

*10.26
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Gregory D. Newton, entered into on October 29, 2013 (Filed as Exhibit 10.2 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference).

*10.27
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Peggy L. Biss, entered into on October 29, 2013 (Filed as Exhibit 10.3 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference).

*10.28
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Andrew Gerlicher, entered into on October 9, 2013 (Filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 filed with the SEC on December 16, 2013 (File No: 333-1922865) and incorporated herein by reference).

*10.29
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Daniel Lee, entered into on October 9, 2013 (Filed as Exhibit 10.31 to the registrant’s Registration Statement on Form S-4 filed with the SEC on December 16, 2013 (File No: 333-1922865) and incorporated herein by reference).

*10.30
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Charles Reeves, entered into on November 1, 2013.(Filed as Exhibit 10.32 to the registrant’s Registration Statement on Form S-4 filed with the SEC on December 16, 2013 (File No: 333-1922865) and incorporated herein by reference).

*10.31
Deferred Compensation Agreement between Bank of the Cascades and Terry E. Zink, entered into on October 29, 2013 (filed as Exhibit 10.4 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference).

10.32
Form of Voting Agreement, dated October 23, 2013, between Home Federal Bancorp, Inc. and certain stockholders of Cascade Bancorp (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference)

10.33
Form of Voting Agreement, dated October 23, 2013, between Cascade Bancorp and certain stockholders of Home Federal Bancorp, Inc. (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference).

10.34
Supplemental Employee Retirement Plan between Bank of the Cascades and Peggy L. Biss entered into February 28, 2008 (Filed as Exhibit 10.36 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No: 333-1922865) and incorporated herein by reference).

10.35
Amended and Restated Deferred Bonus Agreement between Bank of the Cascades and Peggy L. Biss entered into December 30, 2008 (Filed as Exhibit 10.37 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No: 333-1922865) and incorporated herein by reference).

10.36
Amended and Restated Deferred Bonus Agreement between Bank of the Cascades and Gregory D. Newton entered into December 29, 2008 (Filed as Exhibit 10.38 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No: 333-1922865) and incorporated herein by reference).

10.37
First Amendment to the Supplemental Employee Retirement Plan between Bank of the Cascades and Gregory D. Newton adopted December 30, 2011 (Filed as Exhibit 10.39 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No: 333-1922865) and incorporated herein by reference).

10.38
Executive Employment Agreement between Bank of the Cascades and Sandra R. Gianotti entered into October 11, 2013 (Filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No: 333-1922865) and incorporated herein by reference).

10.39
Amended and Restated Deferred Bonus Agreement between Bank of the Cascades and Sandra R. Gianotti entered into December 12, 2008 (Filed as Exhibit 10.41 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No: 333-1922865) and incorporated herein by reference).

10.40
Supplemental Employee Retirement Plan between Bank of the Cascades and Sandra R. Gianotti entered into July 10, 2008 (Filed as Exhibit 10.42 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No: 333-1922865) and incorporated herein by reference).

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

CASCADE BANCORP
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terry E. Zink Terry E. Zink, CEO and President, Director (Principal Executive Officer)	Date: March 31, 2014
/s/ Ryan R. Patrick Ryan R. Patrick, Director, Chairman	Date: March 31, 2014
/s/ Patricia L. Moss Patricia L. Moss, Director, Vice Chairman	Date: March 31, 2014
/s/ Jerol E. Andres Jerol E. Andres, Director	Date: March 31, 2014
/s/ Chris C. Casciato Chris C. Casciato, Director	Date: March 31, 2014
/s/ Michael J. Connolly Michael J. Connolly, Director	Date: March 31, 2014
/s/ Henry H. Hewitt Henry H. Hewitt, Director	Date: March 31, 2014
/s/ J. LaMont Keen J. LaMont Keen, Director	Date: March 31, 2014
/s/ James B. Lockhart III James B. Lockhart III, Director	Date: March 31, 2014
/s/ Thomas M. Wells Thomas M. Wells, Director	Date: March 31, 2014
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 31, 2014