Form 10-Q
period 2014-03-31
CASCADE BANCORP
filed 2014-05-08
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,561,360 shares of no par value Common Stock as of May 5, 2014.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(Dollars in thousands)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$30,776	$33,300
Interest bearing deposits	19,239	48,527
Federal funds sold	22	22
Total cash and cash equivalents	50,037	81,849
Investment securities available-for-sale	189,752	194,481
Investment securities held-to-maturity, estimated fair value of $1,336 ($1,342 at 2013)	1,320	1,320
Federal Home Loan Bank (FHLB) stock	9,820	9,913
Loans held for sale	4,398	10,359
Loans, net	983,925	973,618
Premises and equipment, net	32,376	32,953
Bank-owned life insurance (BOLI)	36,750	36,567
Other real estate owned (OREO), net	2,995	3,144
Deferred tax asset (DTA), net	49,477	50,068
Other assets	13,163	11,947
Total assets	$1,374,013	$1,406,219

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$450,648	$431,079
Interest bearing demand	534,723	544,668
Savings	53,443	50,258
Time	123,779	141,315
Total deposits	1,162,593	1,167,320
FHLB borrowings	—	27,000
Other liabilities	21,157	23,184
Total liabilities	1,183,750	1,217,504

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 47,562,849 issued and outstanding (47,592,061 in 2013)	330,988	330,839
Accumulated deficit	(141,145)	(142,088)
Accumulated other comprehensive income (loss)	420	(36)
Total stockholders' equity	190,263	188,715
Total liabilities and stockholders' equity	$1,374,013	$1,406,219
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$10,749	$11,238
Interest on investments	1,328	1,322
Other investment income	27	37
Total interest income	12,104	12,597

Interest expense:
Deposits:
Interest bearing demand	175	166
Savings	4	5
Time	183	333
Other borrowings	5	474
Total interest expense	367	978

Net interest income	11,737	11,619
Loan loss provision	—	—
Net interest income after loan loss provision	11,737	11,619

Non-interest income:
Service charges on deposit accounts	753	735
Card issuer and merchant services fees, net	1,001	751
Earnings on bank owned life insurance ("BOLI")	183	211
Mortgage banking income, net	434	1,160
Swap fee income	326	—
Other income	655	499
Total non-interest income	3,352	3,356

Non-interest expense:
Salaries and employee benefits	7,643	7,647
Occupancy	1,140	1,155
Information Technology	787	577
Equipment	337	368
Communications	383	366
FDIC insurance	232	445
OREO (income) expense	(8)	277
Professional services	1,332	681
Other expenses	2,004	1,795
Total non-interest expense	13,850	13,311

Income before income taxes	1,239	1,664
Income tax (provision) benefit	(296)	32
Net income	$943	$1,696

Basic and diluted income per share:
Net income per common share	$0.02	$0.04
Net income per common share (diluted)	$0.02	$0.04

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net Income	$943	$1,696

Other Comprehensive income:
Change in unrealized gain (loss) on investment securities available-for-sale	735	(885)
Tax effect of the unrealized gain (loss) on investment securities available-for-sale	(279)	337
Total other comprehensive income (loss)	$456	$(548)
Comprehensive income	$1,399	$1,148

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$4,473	$4,084

Investing activities:
Purchases of investment securities available-for-sale	(3)	(3)
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	5,393	22,974
Proceeds from maturities, calls of investment securities held-to-maturity	—	7
Proceeds from redemption of FHLB stock	93	93
Loan originations, net	(10,307)	(24,627)
Proceeds from sales (purchases) of premises and equipment, net	128	(382)
Proceeds from sales of OREO	166	1,568
Net cash used in investing activities	(4,530)	(370)

Financing activities:
Net (decrease) increase in deposits	(4,727)	27,953
Tax effect of non-vested restricted stock	(28)	—
FHLB advance borrowings	60,000	—
Repayment of FHLB advances	(87,000)	—
Net cash provided by (used in) financing activities	(31,755)	27,953
Net (decrease) increase in cash and cash equivalents	(31,812)	31,667
Cash and cash equivalents at beginning of period	81,849	113,028
Cash and cash equivalents at end of period	$50,037	$144,695

Supplemental disclosures of cash flow information:
Interest paid	$1,329	$1,020
Loans transferred to OREO	$—	$940

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

The condensed consolidated financial statements as of and for the year ended December 31, 2013 were derived from audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2013 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in 2013 have been reclassified to conform to the 2014 presentation, however the reclassifications do not have a material impact on the condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

2.    Investment Securities

Investment securities at March 31, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2014
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$167,104	$3,212	$(3,022)	$167,294
Non-agency MBS	12,921	47	(381)	12,587
U.S. Agency asset-backed securities	8,544	863	(45)	9,362
Mutual fund	505	4	—	509
	$189,074	$4,126	$(3,448)	$189,752
Held-to-maturity
Tax credit investments	$614	$—	$—	$614
Obligations of state and political subdivisions	706	16	—	722
	$1,320	$16	$—	$1,336

December 31, 2013
Available-for-sale
U.S. Agency MBS *	$171,853	$3,125	$(3,646)	$171,332
Non-agency MBS	13,500	11	(414)	13,097
U.S. Agency asset-backed securities	8,683	887	(21)	9,549
Mutual fund	502	1	—	503
	$194,538	$4,024	$(4,081)	$194,481
Held-to-maturity
Tax credit investments	$614	$—	$—	$614
Obligations of state and political subdivisions	706	22	—	728
	$1,320	$22	$—	$1,342

* U.S. Agency MBS include private label MBS of approximately $10.9 million and $11.3 million at March 31, 2014 and December 31, 2013, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at March 31, 2014 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$—	$—	$510	$516
Due after one year through five years	62	64	196	206
Due after five years through ten years	47,731	45,294	—	—
Due after ten years	140,776	143,885	—	—
Mutual fund	505	509	—	—
Tax credit investments	—	—	614	614
	$189,074	$189,752	$1,320	$1,336

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2014
U.S. Agency MBS	$36,691	$(780)	$31,300	$(2,242)	$67,991	$(3,022)
Non-Agency MBS	9,710	(381)	6	—	9,716	(381)
U.S. Agency asset-backed securities	770	(1)	1,691	(44)	2,461	(45)
	$47,171	$(1,162)	$32,997	$(2,286)	$80,168	$(3,448)

December 31, 2013
U.S. Agency MBS	$35,440	$(810)	$30,779	$(2,836)	$66,219	$(3,646)
Non-Agency MBS	9,569	(412)	179	(2)	9,748	(414)
U.S. Agency asset-backed securities	703	(4)	1,775	(17)	2,478	(21)
	$45,712	$(1,226)	$32,733	$(2,855)	$78,445	$(4,081)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to changes in market yield/rate spreads at March 31, 2014 and December 31, 2013 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of March 31, 2014, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

 3.    Loans and reserve for credit losses

 The composition of the loan portfolio at March 31, 2014 and December 31, 2013 was as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$195,111	19.4%	$204,998	20.6%
Non-owner occupied	348,597	34.6%	347,014	34.8%
Total commercial real estate loans	543,708	54.0%	552,012	55.4%
Construction	55,436	5.5%	52,503	5.3%
Residential real estate	100,550	10.0%	101,557	10.2%
Commercial and industrial	273,444	27.1%	254,170	25.5%
Consumer	34,216	3.4%	35,990	3.6%
Total loans	1,007,354	100.0%	996,232	100.0%

Less:
Deferred loan fees	(1,707)		(1,757)
Reserve for loan losses	(21,722)		(20,857)
Loans, net	$983,925		$973,618

For the three months ended March 31, 2014, total loan balances increased by $11.1 million mainly due to an increased commercial and industrial portfolio, primarily related to the Company's syndicated national credit portfolio.

Approximately 69.5% of the Bank’s loan portfolio at March 31, 2014 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. The Bank's results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Economic trends can significantly affect the strength of the local real estate market. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank given a sustained weakness or a weakening in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce CRE concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At both March 31, 2014 and December 31, 2013, the portion of loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled $11.3 million.

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

At March 31, 2014 and December 31, 2013, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

The increase in the reserve for loan losses from December 31, 2013 to March 31, 2014 was mainly related to recoveries during the period. The unallocated reserve for loan losses at March 31, 2014 has increased $1.3 million from the balance at December 31, 2013. Management has evaluated the increased balance, which was a result of continued decreases in our expected loss rates in the more recent periods as well as significant recoveries in the first quarter of 2014. Management believes that the amount of unallocated reserve for loan losses is appropriate given the projected growth in specific loan categories and will continue to evaluate the amount going forward.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended March 31, 2014
Reserve for loan losses
Balance at December 31, 2013	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision (credit)	(1,560)	278	(55)	(18)	62	1,293	—
Recoveries	941	85	124	911	87	—	2,148
Loans charged off	(143)	(296)	(223)	(314)	(307)	—	(1,283)
Balance at end of period	$8,803	$602	$2,227	$6,840	$1,243	$2,007	$21,722

Reserve for unfunded lending commitments
Balance at December 31, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$8,803	$602	$2,227	$6,840	$1,243	$2,007	$21,722
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$8,851	$870	$2,252	$6,915	$1,267	$2,007	$22,162

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended March 31, 2013
Reserve for loan losses
Balance at December 31, 2012	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Loan loss provision (credit)	(280)	316	182	125	86	(429)	—
Recoveries	178	124	117	512	59	—	990
Loans charged off	(269)	(787)	(136)	(2,228)	(283)	—	(3,703)
Balance at end of period	$11,225	$1,236	$3,714	$5,676	$2,039	$658	$24,548

Reserve for unfunded lending commitments
Balance at December 31, 2012	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$11,225	$1,236	$3,714	$5,676	$2,039	$658	$24,548
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$11,273	$1,504	$3,739	$5,751	$2,063	$658	$24,988

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2014
Commercial real estate	$660	$8,143	$8,803	$29,121	$514,587	$543,708
Construction	—	602	602	1,739	53,697	55,436
Residential real estate	62	2,165	2,227	426	100,124	100,550
Commercial and industrial	286	6,554	6,840	5,238	268,206	273,444
Consumer	—	1,243	1,243	—	34,216	34,216
	$1,008	$18,707	19,715	$36,524	$970,830	$1,007,354
Unallocated			2,007
			$21,722

December 31, 2013
Commercial real estate	$665	$8,900	$9,565	$32,227	$519,785	$552,012
Construction	—	535	535	1,987	50,516	52,503
Residential real estate	62	2,319	2,381	430	101,127	101,557
Commercial and industrial	56	6,205	6,261	5,823	248,347	254,170
Consumer	—	1,401	1,401	—	35,990	35,990
	$783	$19,360	20,143	$40,467	$955,765	$996,232
Unallocated			714
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

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

During the three months ended March 31, 2014, the Bank reduced loans classified as special mention and substandard by $17.8 million. Remediation was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, and/or note sales.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
March 31, 2014
Commercial real estate:
Owner occupied	$145,041	$17,945	$10,777	$21,348	$195,111
Non-owner occupied	289,886	35,332	13,814	9,565	348,597
Total commercial real estate loans	434,927	53,277	24,591	30,913	543,708
Construction	50,188	2,322	1,798	1,128	55,436
Residential real estate	97,910	1,536	167	937	100,550
Commercial and industrial	257,166	8,572	1,571	6,135	273,444
Consumer	34,165	—	—	51	34,216
	$874,356	$65,707	$28,127	$39,164	$1,007,354

December 31, 2013
Commercial real estate:
Owner occupied	$147,865	$19,798	$14,730	$22,605	$204,998
Non-owner occupied	278,854	33,827	24,188	10,145	347,014
Total commercial real estate loans	426,719	53,625	38,918	32,750	552,012
Construction	46,274	2,772	2,131	1,326	52,503
Residential real estate	98,633	1,570	147	1,207	101,557
Commercial and industrial	242,053	3,518	2,694	5,905	254,170
Consumer	35,984	—	—	6	35,990
	$849,663	$61,485	$43,890	$41,194	$996,232

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at March 31, 2014 and December 31, 2013 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
March 31, 2014
Commercial real estate:
Owner occupied	$2,035	$1,054	$3,089	$192,022	$195,111
Non-owner occupied	792	—	792	347,805	348,597
Total commercial real estate loans	2,827	1,054	3,881	539,827	543,708
Construction	—	39	39	55,397	55,436
Residential real estate	362	235	597	99,953	100,550
Commercial and industrial	621	1,607	2,228	271,216	273,444
Consumer	94	51	145	34,071	34,216
	$3,904	$2,986	$6,890	$1,000,464	$1,007,354
December 31, 2013
Commercial real estate:
Owner occupied	$959	$2,905	$3,864	$201,134	$204,998
Non-owner occupied	—	—	—	347,014	347,014
Total commercial real estate loans	959	2,905	3,864	548,148	552,012
Construction	215	119	334	52,169	52,503
Residential real estate	436	163	599	100,958	101,557
Commercial and industrial	597	2,077	2,674	251,496	254,170
Consumer	53	6	59	35,931	35,990
	$2,260	$5,270	$7,530	$988,702	$996,232

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.1 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The following table presents information related to impaired loans, by portfolio class, at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
March 31, 2014
Commercial real estate:
Owner occupied	$2,754	$3,629	$6,383	$8,561	$647
Non-owner occupied	1,111	21,627	22,738	22,771	13
Total commercial real estate loans	3,865	25,256	29,121	31,332	660
Construction	689	1,050	1,739	1,740	—
Residential real estate	172	254	426	513	62
Commercial and industrial	3,845	1,393	5,238	6,077	286
Consumer	—	—	—	—	—
	$8,571	$27,953	$36,524	$39,662	$1,008

December 31, 2013
Commercial real estate:
Owner occupied	$2,772	$6,582	$9,354	$12,707	$652
Non-owner occupied	1,116	21,757	22,873	22,904	13
Total commercial real estate loans	3,888	28,339	32,227	35,611	665
Construction	751	1,236	1,987	2,029	—
Residential real estate	174	256	430	515	62
Commercial and industrial	4,074	1,749	5,823	6,701	56
Consumer	—	—	—	—	—
	$8,887	$31,580	$40,467	$44,856	$783

At March 31, 2014 and December 31, 2013, the total recorded balance of impaired loans in the above table included $31.1 million and $33.2 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Commercial real estate:
Owner occupied	$7,868	$15,209
Non-owner occupied	22,806	28,250
Total commercial real estate loans	30,674	43,459
Construction	1,863	6,514
Residential real estate	428	4,836
Commercial and industrial	5,530	9,384
Consumer	—	1,788
	$38,495	$65,981

Interest income recognized for cash payments received on impaired loans for the three months ended March 31, 2014 was insignificant.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Information with respect to the Company’s non-accrual loans, by portfolio class, at March 31, 2014 and December 31, 2013 is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Commercial real estate:
Owner occupied	$2,572	$4,443
Non-owner occupied	280	280
Total commercial real estate loans	2,852	4,723
Construction	106	236
Residential real estate	465	399
Commercial and industrial	2,398	1,868
Total non-accrual loans	$5,821	$7,226

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Total commercial real estate loans	—	—
Construction	39	—
Residential real estate	—	—
Commercial and industrial	—	1,077
Consumer	51	6
Total accruing loans which are contractually past due 90 days or more	$90	$1,083

TDRs

The Company allocated $1.0 million and $0.8 million of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2014 and December 31, 2013, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014		2013
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	5	$27,677
Construction	—	—	2	115
Residential real estate	—	—	3	152
Commercial and industrial	—	—	8	399
Consumer	—	—	12	358
	—	$—	30	$28,701

There were no loans modified and recorded as TDRs during the three months ended March 31, 2014. During the same period in 2013, TDR activity was primarily the result of remediation to bolster cash flow of stressed loans, and included the restructuring of a large CRE credit in the Bank’s loan portfolio.

At March 31, 2014 and 2013, the Company had remaining commitments to lend on loans accounted for as TDRs of $0 and $0.02 million, respectively.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three months ended March 31, 2013 by the primary type of concession granted (dollars in thousands). There were no TDRs restructured during the three months ended March 31, 2014.

Three Months Ended March 31, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	115	—	115
Residential real estate	—	152	—	152
Commercial and industrial	174	173	52	399
Consumer	—	358	—	358
	$3,983	$3,166	$21,552	$28,701

The following table presents, by portfolio segment, the TDRs which had payment defaults during the three months ended March 31, 2014 and 2013 that had been previously restructured within the last twelve months prior to March 31, 2014 and 2013 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

	Three months ended March 31,
	2014		2013
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	—	$—	2	$3,500
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial loans	1	963	—	—
Consumer loans	—	—	—	—
	1	$963	2	$3,500

4.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at both March 31, 2014 and December 31, 2013 was $2.2 million. There was no valuation allowance at March 31, 2014 or December 31, 2013.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$2,232	$1,308
Additions	95	311
Amortization	(99)	(73)
Change in valuation allowance	—	—
Balances at end of period	$2,228	$1,546

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended March 31,
	2014	2013
Origination and processing fees	$102	$174
Gain on sales of mortgage loans, net	274	964
MSR valuation allowance	—	—
Servicing fees	157	95
Amortization	(99)	(73)
Mortgage banking income, net	$434	$1,160

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

5.    Other Real Estate Owned, net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$3,144	$6,552
Additions	—	940
Dispositions	(148)	(5,360)
Change in valuation allowance	(1)	3,552
Balances at end of period	$2,995	$5,684

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$2,394	$10,642
Additions to the valuation allowance	64	197
Reductions due to sales	(63)	(3,749)
Balance at end of period	$2,395	$7,090

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended March 31,
	2014	2013
Operating costs	$9	$36
Net (gains) losses on dispositions	(81)	44
Increases in valuation allowance	64	197
Total	$(8)	$277

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The numerators and denominators used in computing basic and diluted net income per common share for the three months ended March 31, 2014 and 2013 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Net income	$943	$1,696

Weighted-average shares outstanding - basic	47,233,077	47,141,298
Dilutive securities	63,150	112,632
Weighted-average shares outstanding - diluted	47,296,227	47,253,930
Common stock equivalent shares excluded due to antidilutive effect	106,666	32,399

Basic and diluted:
Net income per common share	$0.02	$0.04
Net income per common share (diluted)	$0.02	$0.04

7.    Stock-Based Compensation

At March 31, 2014, 4,572,513 shares reserved under the stock-based compensation plans were available for future grants.

During the three months ended March 31, 2014, the Company granted 3,937 shares of restricted stock with a weighted-average grant date fair value of $5.08 per share, which vest during 2017. During the same period, no stock options were granted. During the three months ended March 31, 2013, the Company granted 8,824 additional shares of restricted stock with a weighted-average grant date fair value of $6.80 per share, which vest during 2016. During the same period, the Company also granted 5,507 stock options with a weighted-average grant date fair value of approximately $6.80 per option. These stock options vest in 2016. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2013:

2013
Dividend yield	—%
Expected volatility	77.2%
Risk-free interest rate	1.1%
Expected option lives	6.0 years

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The following table presents the activity related to stock options for the three months ended March 31, 2014 and 2013:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2014	111,571	$38.92	6.2	$—
Canceled / forfeited	(336)	77.04	N/A	N/A
Expired	(4,569)	129.60	N/A	N/A
Options outstanding at March 31, 2014	106,666	$34.91	6.2	$0.6
Options exercisable at March 31, 2014	88,172	$40.99	5.7	$—

Options outstanding at January 1, 2013	139,446	$53.66	6.2	$79.4
Granted	5,507	6.80	10.0	—
Canceled / forfeited	(3,010)	47.20	N/A	N/A
Expired	(10,806)	90.72	N/A	N/A
Options outstanding at March 31, 2013	131,137	$48.50	6.6	$88.2
Options exercisable at March 31, 2013	92,781	$66.45	5.5	$56.8

Stock-based compensation expense related to stock options for the three months ended March 31, 2014 and 2013 was approximately $0.01 million and $0.03 million, respectively. As of March 31, 2014, there was approximately $0.04 million unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the three months ended March 31, 2014:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2014	354,270	$9.41
Granted	3,937	5.08
Vested	(68,673)	6.25
Canceled / forfeited	(2,250)	5.78
Nonvested as of March 31, 2014	287,284	$10.14

Restricted stock is generally scheduled to vest over a three year period, with the unearned compensation related to restricted stock amortized to expense on a straight-line basis. As of March 31, 2014, unrecognized compensation cost related to nonvested restricted stock totaled approximately $1.1 million. Total expense recognized by the Company for nonvested restricted stock for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at March 31, 2014 and December 31, 2013, as all RSUs were fully-vested at the date of the grant.

8.      Interest Rate Swap Derivatives

Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

units to be exchanged between the parties and influences the market value of the derivative contract. The Company obtains dealer quotation to value its derivative contracts.

The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company provides the customer with a variable rate loan and enters into an interest rate swap in which the customer receives a variable rate payment in exchange for a fixed rate payment. The Company offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term as the customer interest rate swap providing the dealer counterparty with a fixed rate payment in exchange for a variable rate payment. Generally, these instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Company and the dealer counterparties, the agreements contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if certain credit ratings fall below specified standards or if specific regulatory events occur, such as a publicly issued memorandum of understanding, cease and desist order, or a termination of insurance coverage by the FDIC.

As of March 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (in thousands).

	Asset Derivatives		Liability Derivatives
	March 31, 2014		March 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$31,388	$839	$31,388	$839

(1) Included in Other Assets on the Consolidated Balance Sheet.
(2) Included in Other Liabilities on the Consolidated Balance Sheet.

Swap fee income, as included in noninterest income, was $0.3 million for the three months ended March 31, 2014. No derivatives instruments were in place at March 31, 2013.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $0.8 million and $0.3 million as of March 31, 2014 and December 31, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's balance sheet as of March 31, 2014 (in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

	March 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$839	$—	$839	$—	$—	$839

Liability Derivatives
Interest rate swaps	$839	$—	$839	$—	$790	$49

9.    Income Taxes

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

During the three months ended March 31, 2014 and 2013, the Company recorded a $0.3 million income tax provision and $32 thousand income tax benefit, respectively. As of March 31, 2014, the net deferred tax asset was $49.5 million. Included in the net deferred taxes are NOL's (tax affected) for federal taxes of $27.5 million, Oregon state taxes of $2.9 million and Idaho state taxes of $2.6 million. Also included in the net deferred taxes are federal and state tax credits of $1.0 million and $0.1 million, respectively. This is compared with a deferred tax asset as of December 31, 2013 of $50.1 million. The Company reversed substantially all of the its DTA valuation allowance at June 30, 2013 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from the reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other related analyses.

There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the IRC. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

10.    Fair Value Measurements

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

Interest rate swap derivatives: The fair value of interest rate swap derivatives is determined based on mid-market values derived from market pricing data available for comparable transactions in the over-the-counter interest rate derivative market (Level 2 inputs). The fair value adjustment is included in other assets or other liabilities.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Estimated costs to sell OREO are based on standard market factors. The valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Investment securities available-for-sale	$—	$189,752	$—
Interest rate swap derivatives	—	839	—
Total assets	$—	$190,591	$—

Liabilities:
Interest rate swap derivatives	$—	$839	$—

December 31, 2013
Assets:
Investment securities available-for-sale	$—	$194,481	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2014
Impaired loans with specific valuation allowances	$—	$—	$8,571
Other real estate owned	—	—	2,995
	$—	$—	$11,566

December 31, 2013
Impaired loans with specific valuation allowances	$—	$—	$8,887
Other real estate owned	—	—	3,144
	$—	$—	$12,031

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$8,571	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$2,995	Market approach	Appraised value less selling costs of 5% to 10%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

	December 31, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$8,887	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,144	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2013, or during the three months ended March 31, 2014. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2013 or the three months ended March 31, 2014.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2014 and December 31, 2013.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using March 31, 2014 and December 31, 2013 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

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

Interest rate swap derivatives: See above description.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the March 31, 2014 and December 31, 2013 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s March 31, 2014 and December 31, 2013 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2014 and December 31, 2013 were approximately as follows (dollars in thousands):

		March 31, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$50,037	$50,037	$81,849	$81,849
Investment securities:
Available-for-sale	Level 2	189,752	189,752	194,481	194,481
Held-to-maturity	Level 2	1,320	1,336	1,320	1,342
FHLB stock	Level 2	9,820	9,820	9,913	9,913
Loans held-for-sale	Level 2	4,398	4,398	10,359	10,359
Loans, net	Level 3	983,925	979,819	973,618	977,142
BOLI	Level 3	36,750	36,750	36,567	36,567
MSRs	Level 3	2,228	2,910	2,232	2,790
Interest rate swap derivatives	Level 2	839	839	—	—

Financial liabilities:
Deposits	Level 2	1,162,593	1,162,715	1,167,320	1,167,532
FHLB borrowings	Level 2	—	—	27,000	27,000
Interest rate swap derivatives	Level 2	839	839	—	—

11.      Regulatory Matters

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

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

Bancorp’s actual and required capital amounts and ratios as of March 31, 2014 and December 31, 2013 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2014
Tier 1 leverage (to average assets)	$146,020	10.9%	$53,630	4.0%	$67,037	5.0%
Tier 1 capital (to risk-weighted assets)	146,020	13.2	44,280	4.0	66,420	6.0
Total capital (to risk-weighted assets)	159,962	14.5	88,560	8.0	110,700	10.0

December 31, 2013
Tier 1 leverage (to average assets)	$142,937	10.5%	$54,527	4.0%	$68,159	5.0%
Tier 1 capital (to risk-weighted assets)	142,937	13.0	44,021	4.0	66,031	6.0
Total capital (to risk-weighted assets)	156,787	14.3	88,041	8.0	110,052	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2014
Tier 1 leverage (to average assets)	$145,936	10.9%	$53,627	4.0%	$67,034	5.0%
Tier 1 capital (to risk-weighted assets)	145,936	13.2	44,196	4.0	66,294	6.0
Total capital (to risk-weighted assets)	159,852	14.5	88,392	8.0	110,490	10.0

December 31, 2013
Tier 1 leverage (to average assets)	$142,964	10.5%	$54,529	4.0%	$68,162	5.0%
Tier 1 capital (to risk-weighted assets)	142,964	13.0	43,939	4.0	65,909	6.0
Total capital (to risk-weighted assets)	156,788	14.3	87,879	8.0	109,848	10.0

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

13.      New Authoritative Accounting Guidance

In January 2014, the FASB issued ASU 2014-04, "Receivables- Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). The provisions of ASU 2014-04 clarify that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. The provisions of ASU 2014-04 are effective for annual and interim reporting periods beginning on or after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

14.      Subsequent Event

On October 23, 2013 the Company, jointly with Home Federal Bancorp, Inc. (NASDAQ: HOME) ("Home Federal"), the holding company for Home Federal Bank, announced the signing of a definitive agreement and plan of merger whereby the Company and Home Federal intend to merge in a transaction valued at approximately $265.7 million, payable in a mix of cash and the Company's common stock to Home Federal's stockholders. The combined company is expected to have over $2.0 billion in assets and serve communities across Oregon and Idaho. The transaction was unanimously approved by the boards of directors of the Company and Home Federal.
On February 20, 2014, Cascade received regulatory approval from the Federal Deposit Insurance Corporation to merge with Home Federal Bank, with Bank of the Cascades continuing as the surviving entity.
On April 11, 2014, the Company received notice of non-objection from the Federal Reserve Bank, acting on delegated authority from the Board of Governors of the Federal Reserve System, to consummate the merger with Home Federal, and to thereby acquire Home Federal Bank. The Federal Reserve Bank also waived the filing of a formal application by Cascade for the Merger.
As the Company also received the necessary regulatory approvals from the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, as well as the Idaho Department of Finance, all regulatory approvals and non-objections required to be obtained prior to the completion of the Merger have now been obtained.
Completion of the Merger remains subject to approval of Home’s shareholders and Cascade’s shareholders, as well as the satisfaction of other customary closing conditions. Assuming such approvals are received and conditions are satisfied, the Company expects to complete the merger in May 2014.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014, including its audited 2013 consolidated financial statements and the notes thereto as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013.

In this documents please note that “we” “our” “us” “Cascade” or the “Company” refer collectively to Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”).

Cautionary Information Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for the year ended December 31, 2013.

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

Reserve for Credit Losses

The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of our reserve for loan losses and our reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013 management implemented a homogeneous pool approach to estimating reserves for consumer and small business loans. As of March 31, 2014, this change has not had a material effect on the level of the reserve for loan losses. However, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see "Loan Portfolio and Credit Quality” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
The Company reversed its deferred tax asset, or DTA, valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company's DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see "Deferred Income Taxes” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of March 31, 2014 and December 31, 2013, the Company had a net deferred tax asset of $49.5 million and $50.1 million, respectively. There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.

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

Economic Conditions

The Company's business is closely tied to the economies of Idaho and Oregon which in turn are influenced by regional and national economic trends and conditions. Economic conditions in both Idaho and Oregon have improved from the severe economic downturn in 2007 through 2009, and both regions have experienced gains in employment and real estate prices since such time. Economic conditions and real estate prices have also improved nationally since the economic downturn. However lingering effects of the economic downturn, including fiscal imbalances, continue to affect employment and business and consumer confidence to various degrees and the future direction of both the national and regional economies remains uncertain. The Company's markets continue to be sensitive to real estate values and unemployment rates continue to be higher than prior to the downturn. An unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company's financial condition and results of operations.

Financial Highlights and Summary of the First Quarter of 2014 (period ended March 31, 2014)

•
Net Income for the First Quarter of 2014: $0.9 million, or $0.02, per common share in the first quarter of 2014 compared to $1.7 million, or $0.04, per common share for the first quarter of 2013. The current quarter includes $0.8 million of merger related expenses.

•
Stockholders Equity/Book Value per Share: Equity increased to $190.3 million, or $4.00, per share, at March 31, 2014 compared to $188.7 million, or $3.97 per share, at December 31, 2013. The increase was mainly a result of income earned in the first three months of 2014.

•	Loans: Gross loans are up $11.1 million, or 1.12%, compared to December 31, 2013.

•	Deposits: Total deposits are down $4.7 million, or 0.40%, compared to December 31, 2013.

•
Credit Quality: Reserve for loan losses at $21.7 million, or 2.15%, of loans compared to $20.9 million, or 2.08%, of loans at December 31, 2013; no loan loss provision was recorded in the first quarter of 2014 or 2013.

•
Credit Quality: Net recoveries for the first quarter of 2014 were $0.9 million, as compared to net charge-offs of $2.7 million in the first quarter of 2013. Gross charge-offs decreased as a result of the lower frequency of special mention and substandard loans.

•	Credit Quality: Non-performing assets improved to 0.65% of total assets at March 31, 2014 compared to 0.81% at December 31, 2013.

•	Net Interest Margin ("NIM"): NIM was 3.83% for the quarter ended March 31, 2014 compared to 4.11% for the quarter ended December 31, 2013.

RESULTS OF OPERATIONS –Three Months Ended March 31, 2014 and 2013

Total loans and loans held-for-sale outstanding increased $5.2 million to $1.0 billion at March 31, 2014 compared to December 31, 2013. The growth was primarily attributable to increased balances of shared national credits in the commercial and industrial portfolio.

Loan quality continued to improve with remediation of special mention and substandard loans. Loans categorized as such totaled $67.3 million at March 31, 2014 as compared to $85.1 million at December 31, 2013. Remediation was accomplished through credit upgrades owing to improved obligor cash flows as well as payoffs/paydowns, note sales and/or charge offs related to the restructure of adversely risk rated loans. Non-performing assets as of March 31, 2014 improved to 0.65% of total assets as compared to 0.81% at December 31, 2013. Net recoveries during the first quarter of 2014 were $0.9 million; the Company made no provision for loan losses as management believes the reserve for loan losses of $21.7 million at March 31, 2014 is adequate.

Total deposits as of March 31, 2014 were $4.7 million lower than the balance at December 31, 2013. The relatively unchanged balance in deposits over the quarter was due to lower seasonal usage and less fluctuation of balances in customer accounts.

Non-interest income of $3.4 million in the first quarter of 2014 remained consistent with non-interest income of $3.4 million in the first quarter of 2013. Non-interest expense increased $0.5 million in the first quarter of 2014 as compared to the first quarter of 2013, due primarily to merger related expenses of $0.8 million in the first quarter of 2014.

Income Statement

Net Income

Net income for the quarter ended March 31, 2014 was $0.02 per share, or $0.9 million, compared to $0.04 per share, or $1.7 million, for the first quarter of 2013. The decrease in net income in the first quarter of 2014 compared to the same period in 2013 was primarily the result of $0.8 million in transactional expenses related to our proposed merger with Home Federal Bancorp, Inc.

Net Interest Income

Net interest income was $11.7 million for the first quarter of 2014, comparable to $11.6 million in the first quarter of 2013.
Total interest income decreased $0.5 million from $12.6 million in the first quarter of 2013 to $12.1 million in the first quarter of 2014. The decrease was due primarily to lower interest rates in the first quarter of 2014 compared to the same period in 2013. Total interest expense for the first quarter of 2014 decreased $0.6 million compared to the first quarter of 2013. This improvement was primarily due to lower rates on deposits and reduced borrowing expenses.

Components of Net Interest Margin

The following tables set forth the components of the Company's net interest margin for the three months ended March 31, 2014 and 2013. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$192,495	$1,328	2.80%	$245,847	$1,322	2.18%
Interest bearing balances due from other banks	46,086	27	0.24%	67,275	37	0.22%
Federal funds sold	22	—	—%	23	—	—%
Federal Home Loan Bank stock	9,890	—	—%	10,273	—	—%
Loans (1)(2)(3)	994,926	10,749	4.38%	880,006	11,238	5.18%
Total earning assets/interest income	1,243,419	12,104	3.95%	1,203,424	12,597	4.25%
Reserve for loan losses	(21,482)			(27,134)
Cash and due from banks	27,094			29,750
Premises and equipment, net	32,792			34,287
Bank-owned life insurance	36,637			35,784
Accrued interest and other assets	66,010			18,633
Total assets	$1,384,470			$1,294,744

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$541,731	175	0.13%	$507,042	166	0.13%
Savings deposits	51,891	4	0.03%	41,851	5	0.05%
Time deposits	136,570	183	0.54%	129,148	333	1.05%
Other borrowings	6,978	5	0.29%	66,356	474	2.90%
Total interest bearing liabilities/interest expense	737,170	367	0.20%	744,397	978	0.53%
Demand deposits	435,803			385,263
Other liabilities	22,061			23,068
Total liabilities	1,195,034			1,152,728
Stockholders' equity	189,436			142,016
Total liabilities and stockholders' equity	$1,384,470			$1,294,744
Net interest income		$11,737			$11,619

Net interest spread			3.75%			3.71%

Net interest income to earning assets			3.83%			3.92%

(1)	Average non-performing loans included in the computation of average loans for the three months ended March 31, 2014 and 2013 was approximately $5.3 million and $17.5 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.2 million in 2014 and $0.5 million in 2013.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three months ended March 31, 2014, and attributes such variance to “volume” or “rate” changes (dollars in thousands):

	Three Months Ended March 31,
	2014 over 2013
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$(489)	$1,469	$(1,958)
Interest on investment securities	6	(286)	292
Other investment income	(10)	(12)	2
Total interest income	(493)	1,171	(1,664)

Interest expense:
Interest on deposits:
Interest bearing demand	9	11	(2)
Savings	(1)	1	(2)
Time deposits	(150)	19	(169)
Other borrowings	(469)	(425)	(44)
Total interest expense	(611)	(394)	(217)

Net interest income	$118	$1,565	$(1,447)

Loan Loss Provision

The Company did not record a loan loss provision during the first quarter of 2014 or 2013.

Net recoveries in the first quarter of 2014 were $0.9 million compared to net charge-offs of $2.7 million in the first quarter of 2013 primarily in the commercial real estate and commercial and industrial loan categories. At March 31, 2014, the reserve for loan losses was $21.7 million, or 2.15%, of outstanding loans compared to $20.9 million, or 2.08%, of outstanding loans at December 31, 2013.

The Bank maintains pooled and impaired loan reserves with additional consideration of qualitative factors and unallocated reserves in reaching its determination of the total reserve for loan losses. The level of reserves is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies and Estimates” in this report and “Loan Portfolio and Credit Quality” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan-related losses.

The reserve for unfunded lending commitments was $0.4 million at March 31, 2014, which remained unchanged from December 31, 2013.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change
Service charges on deposit accounts	$753	$735	2.4%
Card issuer and merchant services fees, net	1,001	751	33.3%
Earnings on BOLI	183	211	(13.3)%
Mortgage banking income, net	434	1,160	(62.6)%
Swap fee income	326	—	100.0%
Other income	655	499	31.3%
Total non-interest income	$3,352	$3,356	(0.1)%

Total non-interest income remained relatively consistent in the first quarter of 2014 compared to the same period in 2013 mainly as a result of increased card issuer and merchant services fees along with revenues from programs instituted by the Company in the second half of 2013, being offset by reduced mortgage banking income.

During the quarter ended March 31, 2014, service charges on deposit accounts remained consistent compared to the same period in 2013 mainly as a result of a similar mix of deposit transactions and product offerings.

Card issuer and merchant service fees increased in the first quarter of 2014 compared to the same periods in 2013 primarily due to higher transaction volume and the conversion of our cards to a new vendor completed in the first quarter of 2014.

Net mortgage banking income decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, mainly due to lower residential mortgage origination volumes and related gains on sales.

We recorded swap fee income of $0.3 million in the first quarter of 2014 in connection with the Company’s newly initiated interest rate swap products.

Other income for the three months ended March 31, 2014 increased over the three months ended March 31, 2013 mainly as a result of increased Small Business Administration ("SBA") fees due to increased activity as well as income from syndicated loan sales and money pass revenue, from programs we initiated in the later part of 2013.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change
Salaries and employee benefits	$7,643	$7,647	(0.1)%
Occupancy	1,140	1,155	(1.3)%
Information Technology	787	577	36.4%
Equipment	337	368	(8.4)%
Communications	383	366	4.6%
FDIC insurance	232	445	(47.9)%
OREO	(8)	277	(102.9)%
Professional services	1,332	681	95.6%
Other expenses	2,004	1,795	11.6%
Total non-interest expense	$13,850	$13,311	4.0%

Total non-interest expense for the three months ended March 31, 2014 increased over the three months ended March 31, 2013 due primarily to merger related expenses of $0.8 million in the first quarter of 2014.

Total salaries and benefits remained consistent during the three months ended March 31, 2014 compared to the same period in 2013.

Information technology for the first quarter of 2014 increased over the same period in 2013, due primarily to merger related expenses including additional cost for our core service provider as well as costs incurred to implement Internet banking for our customers.

Occupancy, equipment and communications expenses for the three months ended March 31, 2014 were comparable to the same period in 2013.

FDIC insurance declined for the three months ended March 31, 2014 compared to the same period in 2013. This decrease was mainly due to reduced monetary assessments by the Federal Deposit Insurance Corporation (“FDIC”) as a result of the Bank's improved financial condition.

OREO expenses decreased in the three months ended March 31, 2014 compared to the same period in 2013, mainly as a result of a gain of sales of OREO properties of $0.08 million in the first quarter of 2014 compared to losses of $0.04 million in the same period of 2013, which was primarily the result of higher real estate prices in 2014.

Professional services increased during the three months ended March 31, 2014 compared to the same period in 2013, due primarily to merger related expenses.

Other expenses increased in the first quarter of 2014 compared to the same periods in 2013 mainly as a result of expenses related to new product offerings to customers that were initiated in the later part of 2013.

Income Taxes

During the three months ended March 31, 2014, the Company recorded an income tax provision of $0.3 million compared to a $0.03 million income tax benefit during the three months ended March 31, 2013.

As of March 31, 2014, the net deferred tax asset was $49.5 million. Included in the net deferred taxes are net operating losses (tax affected) for federal taxes of $27.5 million, Oregon state taxes of $2.9 million and Idaho state taxes of $2.6 million. Also included in the net deferred taxes are federal and state tax credits of $1.0 million and $0.1 million, respectively. This is compared with a deferred tax liability as of December 31, 2013 of $50.1 million.

In assessing the Company's ability to utilize its deferred tax asset or “DTA”, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company reversed its DTA valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company's DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see "Deferred Income Taxes” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition

Stockholders Equity and Capital Resources

Total stockholders’ equity increased to $190.3 million at March 31, 2014, as compared to total stockholders’ equity of $188.7 million at December 31, 2013. The increase in total stockholders' equity was primarily due to net income recorded in the three months ended March 31, 2014 of $0.9 million, as well as a $0.5 million increase in accumulated other comprehensive income due to net unrealized gains during the period. At March 31, 2014, the total common equity to total assets ratio was 13.8% and the Company’s basic book value per share was $4.00 as compared to the total common equity to total assets ratio of 13.4% and basic book value per share of $3.97 at December 31, 2013.

At March 31, 2014, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.89%, 13.19% and 14.45%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 10.89%, 13.21% and 14.47%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. Additional information regarding capital requirements can be found in Note 11 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2014, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $1.4 billion at March 31, 2014, down $32.2 million from December 31, 2013. The decrease in total assets during the period ended March 31, 2014 primarily resulted from decreases in cash and cash equivalents of $31.8 million, investments of $4.7 million, and loans held for sale of $6.0 million. These decreases were partially offset by a $10.3 million increase in net loans. The increase in net loans during the three months ended March 31, 2014 was primarily the result of an increased shared national credit portfolio included in commercial and industrial loans. The decline in cash and cash equivalents resulted primarily from the payoff of $27.0 million short-term FHLB advances outstanding at year end. The decline in investment securities available-for-sale during the three months ended March 31, 2014 was primarily the result of the principal pay downs of our mortgage-backed securities.

Total liabilities were $1.2 billion at March 31, 2014, a $33.8 million decrease from December 31, 2013. This was primarily the result of $27.0 million in reduced FHLB borrowings and a $4.7 million decrease in total deposits.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Commitments to extend credit	$221,863	$245,906
Commitments under credit card lines of credit	25,623	24,321
Standby letters of credit	2,161	2,161

Total off-balance sheet financial instruments	$249,647	$272,388

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

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of March 31, 2014 and December 31, 2013.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At March 31, 2014, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco ("FRB") totaling $10.3 million compared to $39.5 million at December 31, 2013. The decrease was primarily the result of increased loans and decreased borrowings, discussed above.

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

The Bank augments core deposits with wholesale funds from time to time. Until the cease-and-desist order (the "Order") between the Bank and the FDIC and the Oregon Division of Finance and Corporate Securities was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. Upon termination of the Order, the Bank was permitted to accept local relationship-based reciprocal Certificate of Deposit Account Registry Service, or "CDARS" and Demand Deposit Marketplace, or "DDM" deposits. These deposits are technically classified as brokered deposits. At March 31, 2014 and December 31, 2013, the Company had $11.2 million and $21.7 million in reciprocal CDARS, respectively, and no reciprocal DDM deposits.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At March 31, 2014, the Bank was in compliance with this statute. Currently there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At March 31, 2014, the Federal Home Loan Bank of Seattle, or "FHLB" had extended the Bank a secured line of credit of $280.8 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2014, the Bank had qualifying collateral pledged for FHLB borrowings totaling $302.3 million of which the Bank had nothing outstanding. At March 31, 2014, the Bank also had undrawn borrowing capacity at FRB of approximately $12.1 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At March 31, 2014, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At March 31, 2014, the Bank had approximately $249.6 million in total outstanding commitments to extend credit, compared to approximately $272.4 million at year-end 2013. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of March 31, 2014, the book value of unpledged investments totaled approximately $20.4 million compared to $24.4 million at December 31, 2013.

As of March 31, 2014, the Bank’s primary liquidity ratio (net cash, plus net short-term and marketable assets divided by net deposits and short-term liabilities) was 20.90%.

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

ITEM 1A. RISK FACTORS

There have been no material changes to Cascade’s risk factors previously disclosed in Part I – Item 1A Risk Factors of Cascade’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended March 31, 2014, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	May 8, 2014	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	May 8, 2014	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)