Form 10-Q
period 2014-06-30
CASCADE BANCORP
filed 2014-08-14
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 72,222,925 shares of no par value Common Stock as of August 11, 2014.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(Dollars in thousands)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$53,775	$33,300
Interest bearing deposits	110,475	48,527
Federal funds sold	22	22
Total cash and cash equivalents	164,272	81,849
Investment securities available-for-sale	276,096	194,481
Investment securities held-to-maturity, estimated fair value of $155,435 ($1,342 at 2013)	154,717	1,320
Federal Home Loan Bank (FHLB) stock	26,178	9,913
Loans held for sale	4,944	10,359
Loans, net	1,372,909	973,618
Premises and equipment, net	44,378	32,953
Bank-owned life insurance (BOLI)	52,895	36,567
Other real estate owned (OREO), net	5,724	3,144
Deferred tax asset (DTA), net	69,994	50,068
Core deposit intangible (CDI)	8,092	529
Goodwill	75,838	—
Other assets	32,336	11,418
Total assets	$2,288,373	$1,406,219
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$638,923	$431,079
Interest bearing demand	908,683	544,668
Savings	133,006	50,258
Time	261,423	141,315
Total deposits	1,942,035	1,167,320
FHLB borrowings	—	27,000
Other liabilities	39,442	23,184
Total liabilities	1,981,477	1,217,504

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,223,519 issued and outstanding (47,592,061 in 2013)	450,615	330,839
Accumulated deficit	(145,823)	(142,088)
Accumulated other comprehensive income (loss)	2,104	(36)
Total stockholders' equity	306,896	188,715
Total liabilities and stockholders' equity	$2,288,373	$1,406,219
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$14,147	$10,933	$24,896	$22,171
Interest on investments	2,020	1,381	3,348	2,703
Other interest income	45	66	72	103
Total interest income	16,212	12,380	28,316	24,977

Interest expense:
Deposits:
Interest bearing demand	217	182	392	348
Savings	7	6	11	11
Time	319	261	502	594
Other borrowings	1	460	6	934
Total interest expense	544	909	911	1,887

Net interest income	15,668	11,471	27,405	23,090
Loan loss provision	—	1,000	—	1,000
Net interest income after loan loss provision	15,668	10,471	27,405	22,090

Non-interest income:
Service charges on deposit accounts	1,114	744	1,867	1,479
Card issuer and merchant services fees, net	1,595	875	2,596	1,626
Earnings on BOLI	249	224	432	435
Mortgage banking income, net	622	1,060	1,056	2,220
Swap fee income	617	—	943	—
Other income	617	613	1,272	1,112
Total non-interest income	4,814	3,516	8,166	6,872

Non-interest expense:
Salaries and employee benefits	13,746	8,960	21,389	16,607
Occupancy	4,851	1,573	5,991	2,728
Information Technology	1,815	658	2,602	1,234
Equipment	629	367	966	735
Communications	562	395	945	761
FDIC insurance	454	404	686	849
OREO (income) expense	710	(2)	702	275
Professional services	3,851	829	5,183	1,510
Prepayment penalties on FHLB advances	—	3,827	—	3,827
Other expenses	3,607	2,298	5,611	4,094
Total non-interest expense	30,225	19,309	44,075	32,620

Loss before income taxes	(9,743)	(5,322)	(8,504)	(3,658)
Income tax benefit	5,065	51,746	4,769	51,778
Net (loss) income	$(4,678)	$46,424	$(3,735)	$48,120

Basic and diluted (loss) income per share:
Net (loss) income per common share	$(0.08)	$0.98	$(0.07)	$1.02
Net (loss) income per common share (diluted)	$(0.08)	$0.98	$(0.07)	$1.02

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(4,678)	$46,424	$(3,735)	$48,120

Other Comprehensive (loss) income:
Change in unrealized gain (loss) on investment securities available-for-sale	2,715	(1,367)	3,450	(2,252)
Tax effect of the unrealized gain on investment securities available-for-sale	(1,032)	519	(1,311)	856
Total other comprehensive income (loss)	$1,683	$(848)	$2,139	$(1,396)
Comprehensive (loss) income	$(2,995)	$45,576	$(1,596)	$46,724

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(6,825)	$(4,370)

Investing activities:
Purchases of investment securities available-for-sale	(6,466)	(8)
Proceeds from maturities, calls, and prepayments of investment securities available-for-sale	76,071	36,822
Proceeds from maturities, calls of investment securities held-to-maturity	656	447
Proceeds from redemption of FHLB stock	350	186
Loan originations, net	(6,947)	(71,506)
Proceeds from purchases of premises and equipment, net	(316)	(1,061)
Proceeds from sales of OREO	291	4,880
Net cash received from acquisition of Home	38,620	—
Net cash provided by (used in) investing activities	102,259	(30,240)

Financing activities:
Net increase in deposits	14,067	28,018
Tax effect of non-vested restricted stock	(78)	(72)
FHLB advance borrowings	60,000	50,000
Repayment of FHLB advances	(87,000)	(60,000)
Net cash provided by (used in) financing activities	(13,011)	17,946
Net (decrease) increase in cash and cash equivalents	82,423	(16,664)
Cash and cash equivalents at beginning of period	81,849	113,028
Cash and cash equivalents at end of period	$164,272	$96,364

Supplemental disclosures of cash flow information:
Interest paid	$3,340	$2,118
Loans transferred to OREO	$—	$1,098

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
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

As discussed in Note 2 - Business Combinations, on May 16, 2014 (the "Acquisition Date"), the Company completed the merger with Home Federal Bancorp, Inc. ("Home").

Certain amounts in 2013 have been reclassified to conform to the 2014 presentation; however the reclassifications do not have a material impact on the condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

2.      Business Combinations

On the Acquisition Date, pursuant to the previously announced Agreement and Plan of Merger, dated as of October 23, 2013 (the "Merger Agreement"), between the Company and Home, Home merged with and into Cascade with Cascade continuing as the surviving corporation (the "Merger"). Immediately after the Merger, Home Federal Bank, a wholly-owned subsidiary of Home, merged with and into Bank of the Cascades, a wholly-owned subsidiary of Cascade, with Bank of the Cascades continuing as the surviving bank. The results of Home's operations are included in the Company's financial results beginning on the Acquisition Date.

All of Home’s common stock was converted into the right to receive $8.43 in cash and 1.6772 shares of Cascade common stock. The conversion of Home’s common stock into Cascades common stock resulted in Cascade issuing 24,309,131 shares of its common stock.

The Merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. Preliminary goodwill of $75.8 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the two banking organizations as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the Merger is accounted for as a tax-free exchange.

In most instances, determining the fair value of the acquired assets and assumed liabilities required us to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Home’s previously established reserve for loan losses.

The following table provides a summary of the purchase price calculation as of the Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair values. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the Acquisition Date based on additional information that may be obtained by us that existed as of the Acquisition Date.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Purchase Price (in thousands, except per share data)
Cascade Bancorp common stock shares issued for Home Federal shares		24,309,131
Cascade share price as calculated in the Merger Agreement		$4.91
Consideration from common stock conversion (1.6772 ratio)		$119,285
Consideration paid in cash ($8.43 per share)		$122,163
Total purchase price		241,448
ASSETS
Cash and cash equivalents	$160,782
Investment securities	318,893
Loans	392,344
Premises and equipment	18,610
Other real estate owned	3,514
Deferred tax asset	15,168
Bank owned life insurance	15,896
Other assets	13,259
Intangible asset acquired (1)	7,667
Total assets	$946,133
LIABILITIES
Deposits	$760,648
Other liabilities	19,875
Total liabilities	$780,523
Net identifiable assets acquired		165,610
Goodwill		$75,838

(1) Intangible assets consist of core deposit intangibles. The useful life for which the core deposit intangible is being amortized is 10 years.

Merger related charges of $9.9 million and $10.8 million were recorded in the consolidated statement of comprehensive income for the three and six months ended June 30, 2014, respectively. Such expenses were for severance, branch consolidation costs, contract termination, disposal of excess equipment and professional and legal services rendered in connection with the acquisition.

The following table provides the unaudited pro forma information for the results of operations for the three and six month periods ended June 30, 2014 and 2013, as if the acquisition had occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Home’s loan, investment and deposit portfolios. In addition, the $9.9 million and $10.8 million in merger-related expenses noted earlier are included in each period presented. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the Merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net interest income	$19,907	$22,646	$41,586	$44,641
Non-interest expense	45,603	35,445	68,727	59,029
Net income	$(15,775)	$41,479	$(14,206)	$43,777
Net income per diluted share	$(0.22)	$0.58	$(0.20)	$0.61

3.    Investment Securities

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Investment securities at June 30, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2014
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$244,996	$3,870	$(1,782)	$247,084
Non-agency MBS	12,309	64	(287)	12,086
U.S. Agency asset-backed securities	8,424	863	(42)	9,245
Corporate securities	6,466	696	—	7,162
Mutual fund	508	11	—	519
	$272,703	$5,504	$(2,111)	$276,096
Held-to-maturity
U.S. Agency mortgage-backed securities (MBS)	$111,893	$616	$(21)	$112,488
Obligations of state and political subdivisions	42,239	189	(66)	42,362
Tax credit investments	585	—	—	585
	$154,717	$805	$(87)	$155,435

December 31, 2013
Available-for-sale
U.S. Agency MBS *	$171,853	$3,125	$(3,646)	$171,332
Non-agency MBS	13,500	11	(414)	13,097
U.S. Agency asset-backed securities	8,683	887	(21)	9,549
Mutual fund	502	1	—	503
	$194,538	$4,024	$(4,081)	$194,481
Held-to-maturity
Obligations of state and political subdivisions	$706	$22	$—	$728
Tax credit investments	614	—	—	614
	$1,320	$22	$—	$1,342

* U.S. Agency MBS include private label MBS of approximately $10.4 million and $11.3 million at June 30, 2014 and December 31, 2013, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at June 30, 2014 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$3,238	$3,240	$184	$187
Due after one year through five years	5,245	5,258	10,536	10,542
Due after five years through ten years	76,423	75,050	112,082	112,683
Due after ten years	187,289	192,029	31,330	31,438
Mutual fund	508	519	—	—
Tax credit investments	—	—	585	585
	$272,703	$276,096	$154,717	$155,435

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2014
Available-for-sale
U.S. Agency MBS	$9,217	$(13)	$45,895	$(1,769)	$55,112	$(1,782)
Non-Agency MBS	1,222	(87)	5,639	(200)	6,861	(287)
U.S. Agency asset-backed securities	760	(2)	1,644	(40)	2,404	(42)
	$11,199	$(102)	$53,178	$(2,009)	$64,377	$(2,111)

Held-to-maturity
U.S. Agency MBS	$15,384	$(21)	—	—	$15,384	$(21)
Obligations of state and political subdivisions	12,620	(66)	—	—	12,620	(66)
	$28,004	$(87)	$—	$—	$28,004	$(87)

December 31, 2013
U.S. Agency MBS	$35,440	$(810)	$30,779	$(2,836)	$66,219	$(3,646)
Non-Agency MBS	9,569	(412)	179	(2)	9,748	(414)
U.S. Agency asset-backed securities	703	(4)	1,775	(17)	2,478	(21)
	$45,712	$(1,226)	$32,733	$(2,855)	$78,445	$(4,081)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to changes in market yield/rate spreads at June 30, 2014 and December 31, 2013 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of June 30, 2014, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

4.    Loans and reserve for credit losses

 The composition of the loan portfolio at June 30, 2014 and December 31, 2013 was as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$190,712	18.8%	$204,998	20.6%
Non-owner occupied	365,827	36.0%	347,014	34.8%
Total commercial real estate loans	556,539	54.8%	552,012	55.4%
Construction	54,320	5.3%	52,503	5.3%
Residential real estate	101,975	10.0%	101,557	10.2%
Commercial and industrial	269,019	26.5%	254,170	25.5%
Consumer	34,805	3.4%	35,990	3.6%
Total loans	1,016,658	100.0%	996,232	100.0%

Less:
Deferred loan fees	(1,548)		(1,757)
Reserve for loan losses	(20,471)		(20,857)
Loans, net	$994,639		$973,618

Acquired loans (b):
Commercial real estate:
Owner occupied	$52,267	16.2%
Non-owner occupied	110,650	34.1%
Total commercial real estate loans	162,917	50.3%
Construction	48,127	14.8%
Residential real estate	83,776	25.8%
Commercial and industrial	27,093	8.3%
Consumer	2,757	0.8%
Total loans	324,670	100.0%

Less:
Reserve for loan losses	—
Loans, net	$324,670

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$13,083	24.4%
Non-owner occupied	19,644	36.7%
Total commercial real estate loans	32,727	61.1%
Construction	2,564	4.8%
Residential real estate	13,128	24.5%
Commercial and industrial	4,621	8.6%
Consumer	560	1.0%
Total loans	53,600	100.0%

Less:
Reserve for loan losses	—
Loans, net	$53,600

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Total loans:
Commercial real estate:
Owner occupied	$256,062	18.3%
Non-owner occupied	496,121	35.6%
Total commercial real estate loans	752,183	53.9%
Construction	105,011	7.5%
Residential real estate	198,879	14.3%
Commercial and industrial	300,733	21.6%
Consumer	38,122	2.7%
Total loans	1,394,928	100.0%

Less:
Deferred loan fees	(1,548)
Reserve for loan losses	(20,471)
Loans, net	$1,372,909

(a) Originated loans are loans organically made through the Company's normal and customary origination process
(b) Acquired loans are loans acquired in the acquisition of Home, discussed elsewhere in this report, less acquired covered loans
(c) Acquired covered loans acquired in the acquisition of Home that are covered under FDIC loss share agreements

The following describes the distinction between originated, acquired and covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the reserve for loan losses and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans. Interest is not accrued on loans where collectability is uncertain. Accrued interest on loans is presented in "Other assets" on the condensed consolidated balance sheet. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan as an adjustment to the related loan yield.

Approximately 70.1% of the Bank’s originated loan portfolio at June 30, 2014 consisted of real estate-related loans including construction and development loans, residential mortgage loans, and commercial loans were secured by commercial real estate. At June 30, 2014, approximately 75.7% of the Bank's total portfolio (inclusive of acquired and acquired covered loans) consisted of real estate-related loans as described above. The Bank's results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce commercial real estate ("CRE") concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At June 30, 2014 and December 31, 2013, the portion of loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled $29.9 million and $11.3 million, respectively.

Acquired loans

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Acquired loans are those purchased in the Home acquisition (See Note 2 - "Business Combinations" for further information). These loans were recorded at estimated fair value at the Acquisition Date. The fair value estimates for acquired and acquired covered loans is based on expected prepayments, charge offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans was a reduction of $6.1 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years).

Of the loans acquired on May 16, 2014, $17.7 million or 4.7% were graded substandard. Of that amount $8.3 million or 47.1% of the substandard loans were covered under a loss share agreement with the FDIC. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes. See further discussion in "Acquired Covered Loans" below.

Acquired covered loans

As of June 30, 2014, $53.6 million or 14.2% of the $378.3 million in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements expire five years after the date of the FDIC agreements for non-single family covered assets and ten years after the acquisitions date for single-family covered assets. After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. When the loss sharing agreements expire, the Company's and the Bank's risk-based capital ratios will be reduced. While the agreements are in place, the covered assets receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets will no longer be indemnified after September 2014 or September 2015. Only $8.3 million of the acquired covered loans were graded substandard. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Acquisition Date which represents the estimated value of reimbursement the Company expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets.

Upon the determination of an incurred loss or recovery the loss share receivable/payable will be changed by the amount due to or due from the FDIC.

Changes in the loss share payable associated with covered loans for the 45-day period from the Home acquisition to June 30, 2014 were as follows:

45 Days Ended
June 30, 2014
Balance at May 16, 2014	$1,035
Charge-off receivable	(2)
Recovery payable	250
Balance at end of period	$1,283

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

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

The decrease in the reserve for loan losses from December 31, 2013 to June 30, 2014 was related to charge-offs during the period. The unallocated reserve for loan losses at June 30, 2014 has increased $0.8 million from the balance at December 31, 2013. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired and acquired covered loans is based on expected prepayments, charge offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans was $6.1 million, representing a valuation adjustment for interest rate and credit quality. The fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient a provision to the reserve for loan losses will be made.

Covered reserve for loan losses

The reserve for loan losses on covered loans is estimated similarly to acquired loans as described above except any increase to the reserve from a recovery or a decrease in the reserve from a charge-off is partially offset by an increase in the loss share payable (or receivable) for the portion of the losses recoverable and recoveries payable to the FDIC under the loss sharing agreements. No allowance was estimated at quarter-end given management's judgment that purchase discounts adequately address the estimated losses in the acquired loans.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended June 30, 2014
Reserve for loan losses
Balance at March 31, 2014	$8,803	$602	$2,227	$6,840	$1,243	$2,007	$21,722
Loan loss provision (credit)	82	(163)	(215)	255	129	(88)	—
Recoveries	60	289	157	546	67	—	1,119
Loans charged off	(985)	—	(101)	(1,026)	(258)	—	(2,370)
Balance at end of period	$7,960	$728	$2,068	$6,615	$1,181	$1,919	$20,471

Reserve for unfunded lending commitments
Balance at March 31, 2014	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$7,960	$728	$2,068	$6,615	$1,181	$1,919	$20,471
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$8,008	$996	$2,093	$6,690	$1,205	$1,919	$20,911

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the six months ended June 30, 2014
Reserve for loan losses
Balance at December 31, 2013	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision (credit)	(1,478)	115	(270)	237	191	1,205	—
Recoveries	1,001	374	281	1,457	154	—	3,267
Loans charged off	(1,128)	(296)	(324)	(1,340)	(565)	—	(3,653)
Balance at end of period	$7,960	$728	$2,068	$6,615	$1,181	$1,919	$20,471

Reserve for unfunded lending commitments
Balance at December 31, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$7,960	$728	$2,068	$6,615	$1,181	$1,919	$20,471
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$8,008	$996	$2,093	$6,690	$1,205	$1,919	$20,911

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended June 30, 2013
Reserve for loan losses
Balance at March 31, 2013	$11,225	$1,236	$3,714	$5,676	$2,039	$658	$24,548
Loan loss provision (credit)	261	226	(570)	887	(276)	472	1,000
Recoveries	37	39	71	834	59	—	1,040
Loans charged off	(811)	(659)	(243)	(2,049)	(132)	—	(3,894)
Balance at end of period	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694

Reserve for unfunded lending commitments
Balance at March 31, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$10,760	$1,110	$2,997	$5,423	$1,714	$1,130	$23,134

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the six months ended June 30, 2013
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2014
Commercial real estate	$172	$7,788	$7,960	$28,644	$723,539	$752,183
Construction	—	728	728	963	104,048	105,011
Residential real estate	—	2,067	2,067	461	198,418	198,879
Commercial and industrial	29	6,587	6,616	3,793	296,940	300,733
Consumer	—	1,181	1,181	—	38,122	38,122
	$201	$18,351	18,552	$33,861	$1,361,067	$1,394,928
Unallocated			1,919
			$20,471

December 31, 2013
Commercial real estate	$665	$8,900	$9,565	$32,227	$519,785	$552,012
Construction	—	535	535	1,987	50,516	52,503
Residential real estate	62	2,319	2,381	430	101,127	101,557
Commercial and industrial	56	6,205	6,261	5,823	248,347	254,170
Consumer	—	1,401	1,401	—	35,990	35,990
	$783	$19,360	20,143	$40,467	$955,765	$996,232
Unallocated			714
			$20,857

The above reserve for loan losses include an unallocated allowance of $1.9 million at June 30, 2014 and $0.7 million at December 31, 2013. The increased unallocated allowance at June 30, 2014 is considered by management to be reasonable and appropriate due to lack of seasoning in the retail/small business “pools” of loans, lack of seasoning with respect to loss expectations for the acquired and acquired covered loan portfolio as well as additional loan commitments that are not yet funded that will require allocation of additional reserves currently unallocated.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

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

During the six months ended June 30, 2014, the Bank reduced loans classified as special mention and substandard in the originated loan portfolio by $14.6 million, while total loans classified as special mention and substandard increased $17.5 million as a result of the loans acquired in the merger. Remediation on the originated portfolio was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, and/or sales. Work began on the acquired and acquired covered portfolio at Acquisition Date.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
June 30, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$152,819	$9,904	$5,267	$22,722	$190,712
Non-owner occupied	330,458	12,670	15,377	7,322	365,827
Total commercial real estate loans	483,277	22,574	20,644	30,044	556,539
Construction	48,397	2,865	2,655	403	54,320
Residential real estate	99,486	1,504	22	963	101,975
Commercial and industrial	243,323	9,931	11,697	4,068	269,019
Consumer	34,786	—	—	19	34,805

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

	$909,269	$36,874	$35,018	$35,497	$1,016,658

Acquired loans (b):
Commercial real estate:
Owner occupied	$47,566	$—	$4,417	$284	$52,267
Non-owner occupied	87,529	9,298	7,286	6,537	110,650
Total commercial real estate loans	135,095	9,298	11,703	6,821	162,917
Construction	46,916	792	—	419	48,127
Residential real estate	81,849	—	—	1,927	83,776
Commercial and industrial	25,885	20	1,091	97	27,093
Consumer	2,676	—	—	81	2,757
	$292,421	$10,110	$12,794	$9,345	$324,670

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$11,295	$—	$1,069	$719	$13,083
Non-owner occupied	13,778	366	563	4,937	19,644
Total commercial real estate loans	25,073	366	1,632	5,656	32,727
Construction	—	2,512	—	52	2,564
Residential real estate	10,529	546	—	2,053	13,128
Commercial and industrial	4,064	—	—	557	4,621
Consumer	560	—	—	—	560
	$40,226	$3,424	$1,632	$8,318	$53,600

Total loans:
Commercial real estate:
Owner occupied	$211,680	$9,904	$10,753	$23,725	$256,062
Non-owner occupied	431,765	22,334	23,226	18,796	496,121
Total commercial real estate loans	643,445	32,238	33,979	42,521	752,183
Construction	95,313	6,169	2,655	874	105,011
Residential real estate	191,864	2,050	22	4,943	198,879
Commercial and industrial	273,272	9,951	12,788	4,722	300,733
Consumer	38,022	—	—	100	38,122
	$1,241,916	$50,408	$49,444	$53,160	$1,394,928

(a) Originated loans are loans organically made through the Company's normal and customary origination process
(b) Acquired loans are loans acquired in the acquisition of Home, discussed elsewhere in this report, less acquired covered loans
(c) Acquired covered loans acquired in the acquisition of Home that are covered under FDIC loss share agreements

December 31, 2013
Commercial real estate:
Owner occupied	$147,865	$19,798	$14,730	$22,605	$204,998
Non-owner occupied	278,854	33,827	24,188	10,145	347,014
Total commercial real estate loans	426,719	53,625	38,918	32,750	552,012
Construction	46,274	2,772	2,131	1,326	52,503

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Residential real estate	98,633	1,570	147	1,207	101,557
Commercial and industrial	242,053	3,518	2,694	5,905	254,170
Consumer	35,984	—	—	6	35,990
	$849,663	$61,485	$43,890	$41,194	$996,232

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at June 30, 2014 and December 31, 2013 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
June 30, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$250	$2,612	$2,862	$187,850	$190,712
Non-owner occupied	222	332	554	365,273	365,827
Total commercial real estate loans	472	2,944	3,416	553,123	556,539
Construction	—	746	746	53,574	54,320
Residential real estate	326	220	546	101,429	101,975
Commercial and industrial	805	665	1,470	267,549	269,019
Consumer	157	19	176	34,629	34,805
	$1,760	$4,594	$6,354	$1,010,304	$1,016,658

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$—	$—	$52,267	$52,267
Non-owner occupied	—	—	—	110,650	110,650
Total commercial real estate loans	—	—	—	162,917	162,917
Construction	—	—	—	48,127	48,127
Residential real estate	1,285	527	1,812	81,964	83,776
Commercial and industrial	4	—	4	27,089	27,093
Consumer	49	—	49	2,708	2,757
	$1,338	$527	$1,865	$322,805	$324,670

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$84	$84	$12,999	$13,083
Non-owner occupied	—	27	27	19,617	19,644
Total commercial real estate loans	—	111	111	32,616	32,727
Construction	—	—	—	2,564	2,564
Residential real estate	278	—	278	12,850	13,128
Commercial and industrial	—	50	50	4,571	4,621
Consumer	22	—	22	538	560
	$300	$161	$461	$53,139	$53,600

Total loans:
Commercial real estate:
Owner occupied	$250	$2,696	$2,946	$253,116	$256,062
Non-owner occupied	222	359	581	495,540	496,121

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Total commercial real estate loans	472	3,055	3,527	748,656	752,183
Construction	—	746	746	104,265	105,011
Residential real estate	1,889	747	2,636	196,243	198,879
Commercial and industrial	809	715	1,524	299,209	300,733
Consumer	228	19	247	37,875	38,122
	$3,398	$5,282	$8,680	$1,386,248	$1,394,928

(a) Originated loans are loans organically made through the Company's normal and customary origination process
(b) Acquired loans are loans acquired in the acquisition of Home, discussed elsewhere in this report, less acquired covered loans
(c) Acquired covered loans acquired in the acquisition of Home that are covered under FDIC loss share agreements

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

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.8 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

The following table presents information related to impaired loans, by portfolio class, at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
June 30, 2014
Commercial real estate:
Owner occupied	$1,620	$4,238	$5,858	$8,463	$153
Non-owner occupied	1,104	21,682	22,786	22,864	19
Total commercial real estate loans	2,724	25,920	28,644	31,327	172
Construction	—	963	963	963	—
Residential real estate	—	461	461	582	—
Commercial and industrial	2,766	1,027	3,793	4,424	29
Consumer	—	—	—	—	—
	$5,490	$28,371	$33,861	$37,296	$201

December 31, 2013
Commercial real estate:
Owner occupied	$2,772	$6,582	$9,354	$12,707	$652
Non-owner occupied	1,116	21,757	22,873	22,904	13
Total commercial real estate loans	3,888	28,339	32,227	35,611	665
Construction	751	1,236	1,987	2,029	—
Residential real estate	174	256	430	515	62
Commercial and industrial	4,074	1,749	5,823	6,701	56
Consumer	—	—	—	—	—
	$8,887	$31,580	$40,467	$44,856	$783

At June 30, 2014 and December 31, 2013, the total recorded balance of impaired loans in the above table included $23.0 million and $33.2 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial real estate:
Owner occupied	$6,120	$15,179	$7,198	$15,447
Non-owner occupied	22,762	28,089	22,799	27,685
Total commercial real estate loans	28,882	43,268	29,997	43,132
Construction	1,351	2,479	1,563	4,897
Residential real estate	443	2,751	439	3,447
Commercial and industrial	4,515	8,043	4,951	8,563
Consumer	—	969	—	1,192
	$35,191	$57,510	$36,950	$61,231

Interest income recognized for cash payments received on impaired loans for the six months ended June 30, 2014 was insignificant.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Information with respect to the Company’s non-accrual loans, by portfolio class, at June 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Commercial real estate:
Owner occupied	$4,222	$4,443
Non-owner occupied	1,431	280
Total commercial real estate loans	5,653	4,723
Construction	495	236
Residential real estate	4,222	399
Commercial and industrial	1,229	1,868
Consumer	81	—
Total non-accrual loans	$11,680	$7,226

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Total commercial real estate loans	—	—
Construction	746	—
Residential real estate	—	—
Commercial and industrial	25	1,077
Consumer	19	6
Total accruing loans which are contractually past due 90 days or more	$790	$1,083

TDRs

The Company allocated $0.2 million and $0.8 million of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2014 and December 31, 2013, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,
	2014		2013
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	—	1	3
Consumer	—	—	—	—
	—	$—	1	$3

	Six months ended June 30,
	2014		2013
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	5	$27,677
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	—	4	277
Consumer	—	—	—	—
	—	$—	9	$27,954

There were no loans modified and recorded as TDRs during the three and six months ended June 30, 2014. During the same period in 2013, TDR activity was primarily the result of remediation to bolster cash flow of stressed loans, and included the restructuring of a large CRE credit in the Bank’s loan portfolio.

At both June 30, 2014 and 2013, the Company had remaining commitments to lend on loans accounted for as TDRs of $0.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three and six months ended June 30, 2013 by the primary type of concession granted. There were no TDRs restructured during the three and six months ended June 30, 2014.

Three Months Ended June 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	3	—	3
Consumer	—	—	—	—
	$—	$3	$—	$3

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Six Months Ended June 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	174	103	—	277
Consumer	—	—	—	—
	$3,983	$2,471	$21,500	$27,954

The following table presents, by portfolio segment, the TDRs which had payment defaults during the six months ended June 30, 2014 and 2013 that had been previously restructured within the last twelve months prior to June 30, 2014 and 2013 (dollars in thousands):

	Six months ended June 30,
	2014		2013
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	—	$—	2	$3,500
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial loans	—	—	—	—
Consumer loans	—	—	—	—
	—	$—	2	$3,500

5.    Other Real Estate Owned, net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,995	$5,684	$3,144	$6,552
Additions	3,514	158	3,514	1,098
Dispositions	(166)	(7,757)	(314)	(13,117)
Change in valuation allowance	(619)	4,521	(620)	8,073
Balances at end of period	$5,724	$2,606	$5,724	$2,606

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,395	$7,090	$2,394	$10,642
Additions to the valuation allowance	642	27	706	224
Reductions due to sales	(23)	(4,548)	(86)	(8,297)
Balance at end of period	$3,014	$2,569	$3,014	$2,569

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating costs	$50	$75	$59	$111
Net (gains) losses on dispositions	18	(104)	(63)	(60)
Increases in valuation allowance	642	27	706	224
Total	$710	$(2)	$702	$275

6.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at both June 30, 2014 and December 31, 2013 was $2.2 million. There was no valuation allowance at June 30, 2014 or December 31, 2013.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,228	$1,546	$2,232	$1,308
Additions	191	339	286	649
Amortization	(180)	(99)	(279)	(171)
Change in valuation allowance	—	—	—	—
Balances at end of period	$2,239	$1,786	$2,239	$1,786

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Origination and processing fees	$196	$123	$298	$296
Gain on sales of mortgage loans, net	442	918	716	1,882
MSR valuation allowance	—	—	—	—
Servicing fees	164	118	321	213
Amortization	(180)	(99)	(279)	(171)
Mortgage banking income, net	$622	$1,060	$1,056	$2,220

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

7.    Basic and Diluted Net Income per Common Share

The Company’s basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted net income per common share for the three and six months ended June 30, 2014 and 2013 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(4,678)	$46,424	$(3,735)	$48,120

Weighted-average shares outstanding - basic	58,498,809	47,172,103	52,865,943	47,156,700
Dilutive securities	222	364,683	31,686	238,658
Weighted-average shares outstanding - diluted	58,499,031	47,536,786	52,897,629	47,395,358
Common stock equivalent shares excluded due to antidilutive effect	381,413	32,399	385,350	32,399

Basic and diluted:
Net (loss) income per common share	$(0.08)	$0.98	$(0.07)	$1.02
Net (loss) income per common share (diluted)	$(0.08)	$0.98	$(0.07)	$1.02

8.    Stock-Based Compensation

At June 30, 2014, 4,147,660 shares reserved under the stock-based compensation plans were available for future grants.

During the six months ended June 30, 2014, the Company granted 434,094 shares of restricted stock with a weighted-average grant date fair value of $4.80 per share, which vest between 2015 through 2019. During the same period, no stock options were granted. During the six months ended June 30, 2013, the Company granted 292,561 additional shares of restricted stock with a weighted-average grant date fair value of $5.81 per share, which vest between 2014 and 2016. During the same period, the Company also granted 5,507 stock options with a weighted-average grant date fair value of approximately $6.80 per option. These stock options vest in 2016. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2013:

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

The following table presents the activity related to stock options for the six months ended June 30, 2014 and 2013:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2014	111,571	$38.92	6.2	$—
Canceled / forfeited	(2,227)	70.21	N/A	N/A
Expired	(4,569)	129.60	N/A	N/A
Options outstanding at June 30, 2014	104,775	$34.30	6.0	$—
Options exercisable at June 30, 2014	86,281	$40.38	5.5	$—

Options outstanding at January 1, 2013	139,446	$53.66	6.2	$79.4
Granted	5,507	6.80	9.7	—
Canceled / forfeited	(8,090)	110.67	N/A	N/A
Expired	(10,806)	90.72	N/A	N/A
Options outstanding at June 30, 2013	126,057	$44.78	6.5	$40.9
Options exercisable at June 30, 2013	88,151	$61.43	5.4	$27.3

Stock-based compensation expense related to stock options for the six months ended June 30, 2014 and 2013 was approximately $0.02 million and $0.05 million, respectively. As of June 30, 2014, there was approximately $0.04 million unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the six months ended June 30, 2014:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2014	354,270	$9.41
Granted	434,094	4.80
Vested	(153,762)	5.97
Canceled / forfeited	(5,663)	5.83
Nonvested as of June 30, 2014	628,939	$7.10

Restricted stock is generally scheduled to vest over a three to five year period, with the unearned compensation related to restricted stock amortized to expense on a straight-line basis. As of June 30, 2014, unrecognized compensation cost related to nonvested restricted stock totaled approximately $2.8 million. Total expense recognized by the Company for nonvested restricted stock for the six months ended June 30, 2014 and 2013 was $0.6 million and $0.4 million, respectively. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at June 30, 2014 and December 31, 2013, as all RSUs were fully-vested at the date of the grant.

9.      Interest Rate Swap Derivatives

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
 June 30, 2014
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

In connection with the interest rate swaps between the Company and the dealer counterparties, the agreements contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if certain credit ratings fall below specified standards or if specific regulatory events occur, such as a publicly issued memorandum of understanding, cease and desist order, or a termination of insurance coverage by the FDIC.

As of June 30, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (dollars in thousands).

	Asset Derivatives		Liability Derivatives
	June 30, 2014		June 30, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$46,274	$2,193	$46,274	$2,193

(1) Included in Other Assets on the Consolidated Balance Sheet.
(2) Included in Other Liabilities on the Consolidated Balance Sheet.

Swap fee income, as included in non-interest income, was $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively. No derivatives instruments were in place for the three or six months ended June 30, 2013.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $2.1 million and $0.3 million as of June 30, 2014 and December 31, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's balance sheet as of June 30, 2014 (in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

	June 30, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$2,193	$—	$2,193	$—	$—	$2,193

Liability Derivatives
Interest rate swaps	$2,193	$—	$2,193	$—	$2,090	$103

10.    Income Taxes

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

During the three and six months ended June 30, 2014, the Company recorded a $5.1 million and $4.8 million income tax benefit, respectively. During the three and six months ended June 30, 2013, the Company recorded a $51.7 million and $51.8 million income tax benefit, respectively. As of June 30, 2014, the net deferred tax asset was $70.0 million. Included in the net deferred taxes are NOL's (tax affected) for federal taxes of $30.7 million, Oregon state taxes of $3.1 million and Idaho state taxes of $2.7 million. Also included in the net deferred taxes are federal and state tax credits of $1.1 million and $0.2 million, respectively. This is compared with a deferred tax asset as of December 31, 2013 of $50.1 million. The Company reversed substantially all of the its DTA valuation allowance at June 30, 2013 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from the reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other related analyses.

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
 June 30, 2014
(unaudited)

11.    Fair Value Measurements

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
 June 30, 2014
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

The Company’s financial assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Investment securities available-for-sale	$—	$276,096	$—
Interest rate swap derivatives	—	2,193	—
Total assets	$—	$278,289	$—

Liabilities:
Interest rate swap derivatives	$—	$2,193	$—

December 31, 2013
Assets:
Investment securities available-for-sale	$—	$194,481	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2014
Impaired loans with specific valuation allowances	$—	$—	$5,490
Other real estate owned	—	—	5,724
	$—	$—	$11,214

December 31, 2013
Impaired loans with specific valuation allowances	$—	$—	$8,887
Other real estate owned	—	—	3,144
	$—	$—	$12,031

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$5,490	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$5,724	Market approach	Appraised value less selling costs of 5% to 10%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

	December 31, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$8,887	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,144	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2013, or during the six months ended June 30, 2014. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2013 or the six months ended June 30, 2014.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2014 and December 31, 2013.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using June 30, 2014 and December 31, 2013 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2014 and December 31, 2013 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s June 30, 2014 and December 31, 2013 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2014 and December 31, 2013 were approximately as follows (dollars in thousands):

		June 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$164,272	$164,272	$81,849	$81,849
Investment securities:
Available-for-sale	Level 2	276,096	276,096	194,481	194,481
Held-to-maturity	Level 2	154,717	155,435	1,320	1,342
FHLB stock	Level 2	26,178	26,178	9,913	9,913
Loans held-for-sale	Level 2	4,944	4,944	10,359	10,359
Loans, net	Level 3	1,372,909	1,370,452	973,618	977,142
BOLI	Level 3	52,895	52,895	36,567	36,567
MSRs	Level 3	2,239	2,801	2,232	2,790
Interest rate swap derivatives	Level 2	2,193	2,193	—	—

Financial liabilities:
Deposits	Level 2	1,942,035	1,943,055	1,167,320	1,167,532
FHLB borrowings	Level 2	—	—	27,000	27,000
Interest rate swap derivatives	Level 2	2,193	2,193	—	—

12.      Regulatory Matters

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
 June 30, 2014
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

Bancorp’s actual and required capital amounts and ratios as of June 30, 2014 and December 31, 2013 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2014
Tier 1 leverage (to average assets)	$162,953	9.8%	$66,415	4.0%	$83,019	5.0%
Tier 1 capital (to risk-weighted assets)	162,953	10.6	61,544	4.0	92,315	6.0
Total capital (to risk-weighted assets)	182,211	11.8	123,087	8.0	153,859	10.0

December 31, 2013
Tier 1 leverage (to average assets)	$142,937	10.5%	$54,527	4.0%	$68,159	5.0%
Tier 1 capital (to risk-weighted assets)	142,937	13.0	44,021	4.0	66,031	6.0
Total capital (to risk-weighted assets)	156,787	14.3	88,041	8.0	110,052	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2014
Tier 1 leverage (to average assets)	$157,125	9.5%	$66,191	4.0%	$82,739	5.0%
Tier 1 capital (to risk-weighted assets)	157,125	10.3	61,324	4.0	91,986	6.0
Total capital (to risk-weighted assets)	176,315	11.5	122,648	8.0	153,310	10.0

December 31, 2013
Tier 1 leverage (to average assets)	$142,964	10.5%	$54,529	4.0%	$68,162	5.0%
Tier 1 capital (to risk-weighted assets)	142,964	13.0	43,939	4.0	65,909	6.0
Total capital (to risk-weighted assets)	156,788	14.3	87,879	8.0	109,848	10.0

13.      Commitments and Contingencies

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2014
(unaudited)

14.      New Authoritative Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. Adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

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

Cautionary Information Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon and Idaho generally, and Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area; our ability to maintain asset quality and expand our market share or net interest margin; and expected cost savings, synergies and other related benefits of our recently completed merger with Home might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part II - Item 1A of this Quarterly Report on Form 10-Q and in Part I - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for the year ended December 31, 2013. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

 Critical Accounting Policies and Accounting Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows.

Reserve for Credit Losses

The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of our reserve for loan losses and our reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013 management implemented a homogeneous pool approach to estimating reserves for consumer and small business loans. As of June 30, 2014, this change has not had a material effect on the level of the reserve for loan losses. However, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.

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
As of June 30, 2014 and December 31, 2013, the Company had a net deferred tax asset of $70.0 million and $50.1 million, respectively. There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.

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

Financial Highlights and Summary of the Second Quarter of 2014 (period ended June 30, 2014)

•
Net Loss for the Second Quarter of 2014: $4.7 million, or $0.08, per common share in the second quarter of 2014 compared to $46.4 million, or $0.98, per common share for the second quarter of 2013. The current quarter includes $9.9 million of merger related expenses (pre-tax).

•
Stockholders Equity/Book Value per Share: Stockholders' equity increased to $306.9 million, or $4.25, per share, at June 30, 2014 compared to $188.7 million, or $3.97 per share, at December 31, 2013. The increase was mainly a result of the acquisition of Home Federal Bancorp, Inc. ("Home").

•
Loans: Gross loans are up $398.9 million, or 40.1%, compared to December 31, 2013. The increase was a result of the addition of acquired and acquired covered loans of $378.3 million in the acquisition of Home.

•	Deposits: Total deposits are up $774.7 million, or 66.4%, compared to December 31, 2013. The increase was a result of the deposits acquired from Home at a fair value of $760.6 million.

•
Credit Quality: Reserve for loan losses at $20.5 million, or 1.47%, of total loans compared to $20.9 million, or 2.08%, of total loans at December 31, 2013; no loan loss provision was recorded in the first quarter of 2014 or 2013.

•	Credit Quality: Non-performing assets improved to 0.80% of total assets at June 30, 2014 compared to 0.81% at December 31, 2013.

•	Net Interest Margin ("NIM"): NIM was 3.98% for the quarter ended June 30, 2014 compared to 3.75% for the quarter ended June 30, 2013.

On May 16, 2014 (the “Acquisition Date”), the Company completed the acquisition of Home (the “Merger”) in a stock and cash transaction valued at $241.4 million. The transaction value includes $122.2 million in cash and the issuance of 24,309,131 shares of common stock issued by the Company. The completion of the Merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies expect to realize economies of scale and other operating efficiencies.

RESULTS OF OPERATIONS –Three and Six Months Ended June 30, 2014 and 2013

Loans acquired in the Merger are recorded at fair value with no allowance for loan losses brought forward in accordance with purchase accounting principles. The net fair value adjustment to acquired loans from the Home acquisition was $6.1 million, representing a valuation adjustment for interest rate and credit quality which will be accreted over the life of the loans (approximately 10 years).

At June 30, 2014, $53.6 million or 14.2% of the $378.3 million in acquired and acquired covered loans were covered under loss sharing agreements with the Federal Deposit Insurance Commission ("FDIC"). These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and ten years after the acquisitions date for single-family covered assets.
The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC Agreements are not expected to be material to the Company’s financial condition. In the acquired loan portfolio, $53.6 million in loans remain covered loans at June 30, 2014 of which 81.4% are currently performing. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Total net loans and loans held-for-sale outstanding at June 30, 2014 was $1.4 billion, an increase of $393.9 million from December 31, 2013. Of this total, $378.3 million was from the Home acquired and acquired covered loan portfolio. The organic growth in loans was primarily attributable to increased balances of shared national credits in the commercial and industrial portfolio.

For the six months ended June 30, 2014, originated loan balances increased by $20.4 million mainly due to an increased commercial and industrial portfolio, primarily related to the Company's syndicated national credit portfolio.

Loans categorized as special mention and substandard totaled $102.6 million at June 30, 2014 as compared to $85.1 million at December 31, 2013. The increase was primarily a result of the acquisition of Home whose acquired portfolio included $32.1 million of special mention and substandard loans at June 30, 2014. The credit quality of the Company's originated loans continued to improve with special mention and substandard loans decreasing by $14.6 million from the balance at December 31, 2013. Remediation was accomplished through credit upgrades owing to improved obligor cash flows as well as payoffs/paydowns and/or charge offs related to the restructure of adversely risk rated loans. Non-performing assets as of June 30, 2014 were 0.80% of total assets as compared to 0.81% at December 31, 2013, including Home acquired and acquired covered non-performing loans. Net charge-offs during the second quarter of 2014 were $1.3 million; year to date there are net charge-offs of $0.4 million. The Company made no provision for loan losses as management believes the reserve for loan losses of $20.5 million at June 30, 2014 is adequate.

Total deposits as of June 30, 2014 were $1.9 billion, which represents an increase of $774.7 million from the balance at December 31, 2013. The increased balance was primarily a result of $760.6 million in fair value of added deposits from the acquisition of Home. As of June 30, 2014, 52.1% of total deposits are in checking account balances.

Non-interest income was $4.8 million in the second quarter of 2014 compared to non-interest income of $3.5 million in the second quarter of 2013, primarily due to an increase in service charges and card issuer and merchant fees, in part attributable to the additional Home customers. Non-interest expense increased $10.9 million in the second quarter of 2014 as compared to the second quarter of 2013, due primarily to merger related expenses of $9.9 million in the second quarter of 2014.

As a result of the Merger, goodwill of $75.8 million was recorded. Goodwill represents the excess of the purchase price of $241.4 million less the fair value of the net identifiable assets acquired of $165.6 million. The goodwill is not amortized but the Company will periodically assess (at least on an annual basis) whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.

Income Statement

The Company’s financial results for the second quarter of 2014 include revenues and expenses generated by assets acquired in the Merger since the Acquisition Date.

Net (Loss) Income

Net loss for the quarter ended June 30, 2014 was $0.08 per share, or $4.7 million, compared to net income of $0.98 per share, or $46.4 million, for the second quarter of 2013. The decrease in net income in the second quarter of 2014 compared to the same period in 2013 was primarily the result of an income tax benefit of $51.7 million being recorded in the second quarter of 2013 as a result of releasing the valuation allowance against the Company's DTA. The net loss for the second quarter 2014 also includes $9.9 million in transactional expenses related to our merger with Home.

Net loss for the six months ended June 30, 2014 was $3.7 million or $0.09 per share, compared to net income of $48.1 million or $1.02 per share for the six months ended June 30, 2013. The decreased net income for the six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of the income tax benefit as described above. The net loss for the six months ended June 30, 2014 includes $10.8 million in transaction expenses related to our merger with Home.

Net Interest Income

Net interest income was $15.7 million for the second quarter of 2014, as compared to $11.5 million in the second quarter of 2013.

Total interest income increased $3.8 million from $12.4 million in the second quarter of 2013 to $16.2 million in the second quarter of 2014. The increase was due primarily to the addition of earning assets acquired in the Merger. Accretion of the Home fair value discount is accreted over the remaining term to maturity of the acquired loans into interest income on loans. Accretion will vary in the event of payoffs or paydowns of specific loans. For the quarter ended June 30, 2014, accretion was approximately $0.4 million.

Total interest expense for the second quarter of 2014 decreased $0.4 million compared to the second quarter of 2013. Interest expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 decreased $1.0 million. This improvement in both periods was primarily due to a reduction in borrowings at June 30, 2014 compared to the year-ago periods. Other borrowing expense was nil for the three and six months ended June 30, 2014 compared to $0.5 million and $0.9 million in the three and six months ended June 30, 2013, respectively. This is due to the Company having no borrowings as of June 30, 2014 due to increased liquidity, partially as a result of the Merger. Deposit interest expense for the three and six months ended June 30, 2014 was slightly increased compared to the same periods in 2013 as a result of increased deposits acquired as a result of the Merger.

The net interest margin for the second quarter of 2014 was 3.98%, this compares to the prior quarter net interest margin of 3.83%. As described above, the Company’s strategic aim is to moderate duration risk in the combined balance sheet and better position the bank to benefit from rising market interest rates. In part, this strategy will include redeployment of long duration Home investment securities into a combination of floating and adjustable-rate assets. These actions are expected to occur over the next several quarters. Internal forecasts as to the effect of this strategy will be a net interest margin estimated between 3.65% to 3.75% by the fourth quarter of 2014 (inclusive of discount accretion of fair value marks). Because future interest rates are unpredictable and the execution of the Company’s redeployment strategy is uncertain no assurance can be given as to the achievement of the net interest margin forecast.

Components of Net Interest Margin

The following tables set forth the components of the Company's net interest margin for the three and six months ended June 30, 2014 and 2013. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$305,757	$2,020	2.65%	$226,690	$1,381	2.44%
Interest bearing balances due from other banks	67,571	45	0.27%	102,951	66	0.26%
Federal funds sold	22	—	—%	22	—	—%
Federal Home Loan Bank stock	17,426	—	—%	10,185	—	—%
Loans (1)(2)(3)	1,187,936	14,147	4.78%	888,087	10,933	4.94%
Total earning assets/interest income	1,578,712	16,212	4.12%	1,227,935	12,380	4.04%
Reserve for loan losses	(21,529)			(24,241)
Cash and due from banks	36,742			31,406
Premises and equipment, net	38,676			34,513
Bank-owned life insurance	44,158			36,005
Deferred tax asset	55,899			—
Goodwill	37,494			—
Accrued interest and other assets	32,252			17,343
Total assets	$1,802,404			$1,322,961

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$709,598	217	0.12%	$527,481	182	0.14%
Savings deposits	90,916	7	0.03%	44,233	6	0.05%
Time deposits	184,249	319	0.69%	128,048	261	0.82%
Other borrowings	1,978	1	0.20%	59,560	460	3.10%
Total interest bearing liabilities/interest expense	986,741	544	0.22%	759,322	909	0.48%
Demand deposits	534,552			397,716
Other liabilities	32,020			20,844
Total liabilities	1,553,313			1,177,882
Stockholders' equity	249,091			145,079
Total liabilities and stockholders' equity	$1,802,404			$1,322,961
Net interest income		$15,668			$11,471

Net interest spread			3.90%			3.56%

Net interest income to earning assets			3.98%			3.75%

(1)	Average non-performing loans included in the computation of average loans for the three months ended June 30, 2014 and 2013 was approximately $9.3 million and $13.2 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.0 million in 2014 and $0.4 million in 2013.

(3)	Includes loans held for sale.

	Six Months Ended June 30,
(dollars in thousands)	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$249,439	$3,348	2.71%	$236,216	$2,703	2.31%
Interest bearing balances due from other banks	56,888	72	0.26%	86,184	103	0.24%
Federal funds sold	22	—	—%	23	—	—%
Federal Home Loan Bank stock	13,679	—	—%	10,228	—	—%
Loans (1)(2)(3)	1,091,964	24,896	4.60%	884,069	22,171	5.06%
Total earning assets/interest income	1,411,992	28,316	4.04%	1,216,720	24,977	4.14%
Reserve for loan losses	(21,506)			(25,680)
Cash and due from banks	31,944			29,610
Premises and equipment, net	35,751			34,400
Bank-owned life insurance	40,419			35,894
Deferred tax asset	52,932			—
Goodwill	18,851			—
Accrued interest and other assets	24,208			16,897
Total assets	$1,594,591			$1,307,841

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$626,127	392	0.13%	$517,319	348	0.14%
Savings deposits	71,512	11	0.03%	42,049	11	0.05%
Time deposits	160,541	502	0.63%	128,595	594	0.93%
Other borrowings	4,464	6	0.27%	62,939	934	2.99%
Total interest bearing liabilities/interest expense	862,644	911	0.21%	750,902	1,887	0.51%
Demand deposits	485,451			391,524
Other liabilities	27,068			21,859
Total liabilities	1,375,163			1,164,285
Stockholders' equity	219,428			143,556
Total liabilities and stockholders' equity	$1,594,591			$1,307,841

Net interest income		$27,405			$23,090

Net interest spread			3.83%			3.63%

Net interest income to earning assets			3.91%			3.83%

(1)	Average non-performing loans included in the computation of average loans for the three months ended June 30, 2014 and 2013 was approximately $7.3 million and $15.3 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.2 million in 2014 and $1.0 million in 2013.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the six months ended June 30, 2014, and attributes such variance to “volume” or “rate” changes (dollars in thousands):

	Three Months Ended June 30,
	2014 over 2013
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$3,214	$3,691	$(477)
Interest on investment securities	639	482	157
Other investment income	(21)	(23)	2
Total interest income	3,832	4,150	(318)

Interest expense:
Interest on deposits:
Interest bearing demand	35	63	(28)
Savings	1	6	(5)
Time deposits	58	115	(57)
Other borrowings	(459)	(445)	(14)
Total interest expense	(365)	(261)	(104)

Net interest income	$4,197	$4,411	$(214)

	Six Months Ended June 30,
	2014 over 2013
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$2,725	$5,214	$(2,489)
Interest on investment securities	645	151	494
Other investment income	(31)	(35)	4
Total interest income	3,339	5,330	(1,991)

Interest expense:
Interest on deposits:
Interest bearing demand	44	73	(29)
Savings	—	8	(8)
Time deposits	(92)	148	(240)
Other borrowings	(928)	(868)	(60)
Total interest expense	(976)	(639)	(337)

Net interest income	$4,315	$5,969	$(1,654)

Loan Loss Provision

The Company did not record a loan loss provision during the second quarter of 2014. The Company recorded a loan loss provision of $1.0 million during the second quarter of 2013.

Net charge-offs in the second quarter of 2014 were $1.3 million compared to net charge-offs of $2.9 million in the second quarter of 2013 primarily in the commercial real estate and commercial and industrial loan categories. At June 30, 2014, the reserve for loan losses was $20.5 million, or 1.47%, of outstanding loans compared to $20.9 million, or 2.08%, of outstanding loans at December 31, 2013.

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

The reserve for unfunded lending commitments was $0.4 million at June 30, 2014, which remained unchanged from December 31, 2013.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change
Service charges on deposit accounts	$1,114	$744	49.7%	$1,867	$1,479	26.2%
Card issuer and merchant services fees, net	1,595	875	82.3%	2,596	1,626	59.7%
Earnings on BOLI	249	224	11.2%	432	435	(0.7)%
Mortgage banking income, net	622	1,060	(41.3)%	1,056	2,220	(52.4)%
Swap fee income	617	—	—%	943	—	—%
Other income	617	613	0.7%	1,272	1,112	14.4%
Total non-interest income	$4,814	$3,516	36.9%	$8,166	$6,872	18.8%

Overall, the increase in non-interest income in both the three and six months ended June 30, 2014 compared to the same periods in 2013 was related to inclusion of earnings on assets acquired in the Merger for approximately half of the second quarter of 2014.

During the quarter ended June 30, 2014, service charges on deposit accounts and cash issuer and merchant service fees increased 49.7% and 82.3%, respectively, compared to the quarter ended June 30, 2013. The increase was mainly related to the addition of Home customer transaction volumes for banking services. Increases in year-to-date revenues over the same period in 2013 were also attributable to the same.

Net mortgage banking income decreased in the three and six month period ended June 30, 2014 compared to the three and six month period ended June 30, 2013, mainly due to lower residential mortgage origination volumes and related gains on sales. Home did not have a mortgage banking portfolio, as a result, this change is attributable to Cascade only.

Customer interest rate swap fee income was $0.6 million in the second quarter of 2014, bringing the year-to-date swap fee income to $0.9 million. The customer swap product offering was initiated in late 2013.

Other income for the three and six months ended June 30, 2014 was relatively stable compared to the three months ended June 30, 2013.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change
Salaries and employee benefits	$13,746	$8,960	53.4%	$21,389	$16,607	28.8%
Occupancy	4,851	1,573	208.4%	5,991	2,728	119.6%
Information Technology	1,815	658	175.8%	2,602	1,234	110.9%
Equipment	629	367	71.4%	966	735	31.4%
Communications	562	395	42.3%	945	761	24.2%
FDIC insurance	454	404	12.4%	686	849	(19.2)%
OREO	710	(2)	(35,600.0)%	702	275	155.3%
Professional services	3,851	829	364.5%	5,183	1,510	243.2%
Prepayment penalties on FHLB advances	—	3,827	(100.0)%	—	3,827	(100.0)%
Other expenses	3,607	2,298	57.0%	5,611	4,094	37.1%
Total non-interest expense	$30,225	$19,309	56.5%	$44,075	$32,620	35.1%

Non-interest expense for the second quarter of 2014 was $30.2 million compared to $19.3 million for the second quarter of 2013. Non-interest expense in the second quarter of 2014 includes Home’s operating expenses incurred since the Acquisition Date, as well as $9.9 million in acquisition related costs and $2.4 million of other items. Acquisition expenses are related to severance, branch consolidation costs, contract termination payments, disposal of excess equipment, and professional and legal services rendered in connection with the acquisition. Other items include charges related to occupancy and certain incentive plan accruals in the period.
Non-interest expense for the six months ended June 30, 2014 and 2013 was $44.1 million and $32.6 million, respectively. Year-to-date 2014 acquisition related costs were $10.8 million which is included in the results reported.
Total salaries and benefits increased 53.4% from June 30, 2014 compared to June 30, 2013. The increases relate to the inclusion of Home employees since the Acquisition Date as well as severance costs for employees who were not retained with the Company and certain incentive plan accruals in the reported periods.

Information technology for the second quarter of 2014 increased over the same period in 2013, due primarily to merger related expenses including additional cost for our core service provider.

Occupancy, equipment and communications expenses for the three months ended June 30, 2014 increased $3.7 million compared to the three months ended June 30, 2013 primarily related to the effect of an increase in number of branches resulting from the Home acquisition. The increase includes costs of closing and expected disposition of certain Cascade branches that were consolidated into former Home locations.

FDIC insurance declined for the six months ended June 30, 2014 compared to the same period in 2013. This decrease was mainly due to reduced monetary assessments by the Federal Deposit Insurance Corporation (“FDIC”) as a result of the Bank's improved financial condition.

OREO expenses increased in the three and six months ended June 30, 2014 compared to the same period in 2013, mainly as a result of loss on the disposition of OREO properties in the second quarter of 2014.

Professional services increased during the three and six months ended June 30, 2014 compared to the same period in 2013, due primarily to merger related expenses.

Other expenses increased in the second quarter of 2014 compared to the same periods in 2013 mainly as a result of expenses related the inclusion of expenses related to Home's former operations incurred since the Acquisition Date.

Income Taxes

During the six months ended June 30, 2014, the Company recorded an income tax benefit of $4.8 million compared to a $51.8 million income tax benefit during the six months ended June 30, 2013. The Company recorded an income tax benefit of $5.1 million and $51.7 million during the three months ended June 30, 2014 and 2013, respectively. The decrease in the income tax benefit in both the three and six months ended June 30, 2014 due primarily to the result of an income tax benefit of $51.7 million being recorded in the second quarter of 2013 as a result of releasing the valuation allowance against the Company's DTA.

As of June 30, 2014, the net deferred tax asset was $70.0 million. Included in the net deferred taxes are net operating losses (tax affected) for federal taxes of $30.7 million, Oregon state taxes of $3.1 million and Idaho state taxes of $2.7 million. Also included in the net deferred taxes are federal and state tax credits of $1.1 million and $0.2 million, respectively. This is compared with a deferred tax asset as of December 31, 2013 of $50.1 million. The increase relates primarily to the inclusion of Home deferred tax assets acquired in the Merger.

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

Financial Condition

Stockholders Equity and Capital Resources

Total stockholders’ equity increased to $306.9 million at June 30, 2014, as compared to total stockholders’ equity of $188.7 million at December 31, 2013. The increase in total stockholders' equity was primarily due to merger of Home and increased equity through the issuance of stock options. At June 30, 2014, the total common equity to total assets ratio was 13.4% and the Company’s basic book value per share was $4.25 as compared to the total common equity to total assets ratio of 13.4% and basic book value per share of $3.97 at December 31, 2013.

At June 30, 2014, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 9.81%, 10.59% and 11.84%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 9.50%, 10.25% and 11.50%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. Additional information regarding capital requirements can be found in Note 12 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average assets. Average assets for the second quarter of 2014 includes the addition of Home's assets from Acquisition Date to the end of the quarter. Going forward, average assets will be of the merged companies for the whole period.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2014, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $2.3 billion at June 30, 2014, up $882.2 million from December 31, 2013. The increase in total assets during the period ended June 30, 2014 primarily resulted from the acquisition of Home and acquired assets at fair value of $946.1 million. Overall, cash and cash equivalents increased $82.4 million, mainly due to the increased deposits at fair value from Home of $760.6 million, partially offset by the acquisition of investments at a fair value of $318.9 million and loans at a fair value of $392.3 million.

Total liabilities were $2.0 billion at June 30, 2014, a $764.0 million increase from December 31, 2013. This was primarily the result of an increase of $774.7 million in total deposits, of which $760.6 million was the fair value of deposits acquired from Home, which was partially offset by a $27.0 million reduction in FHLB borrowings.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit	$363,390	$245,906
Commitments under credit card lines of credit	26,007	24,321
Standby letters of credit	2,716	2,161

Total off-balance sheet financial instruments	$392,113	$272,388

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

The increase in commitments to extend credit from the balance at December 31, 2013 to the balance at June 30, 2014 was primarily related to the acquisition of Home.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of June 30, 2014 and December 31, 2013.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At June 30, 2014, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco ("FRB") totaling $101.2 million compared to $39.5 million at December 31, 2013. The increase was primarily the result of increased deposits related to the acquisition of Home.

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

The Bank augments core deposits with wholesale funds from time to time. Until the cease-and-desist order (the "Order") between the Bank and the FDIC and the Oregon Division of Finance and Corporate Securities was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. Upon termination of the Order, the Bank was permitted to accept local relationship-based reciprocal Certificate of Deposit Account Registry Service, or "CDARS" and Demand Deposit Marketplace, or "DDM" deposits. These deposits are technically classified as brokered deposits. At June 30, 2014 and December 31, 2013, the Company had $4.6 million and $21.7 million in reciprocal CDARS, respectively, and no reciprocal DDM deposits.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At June 30, 2014, the Bank was in compliance with this requirement. Currently there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At June 30, 2014, the Federal Home Loan Bank of Seattle, or "FHLB" had extended the Bank a secured line of credit of $274.4 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2014, the Bank had qualifying collateral pledged for FHLB borrowings totaling $339.1 million of which the Bank had nothing outstanding. At June 30, 2014, the Bank also had undrawn borrowing capacity at FRB of $16.6 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At June 30, 2014, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At June 30, 2014, the Bank had $392.1 million in total outstanding commitments to extend credit, compared to $272.4 million at year-end 2013. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of June 30, 2014, the book value of unpledged investments totaled $251.9 million compared to $24.4 million at December 31, 2013, the increase of which came from the acquired investments from Home that were mostly unpledged.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors related to the recently completed Merger state below, you should carefully consider the factors previously disclosed in Part I – Item 1A Risk Factors of Cascade’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for the year ended December 31, 2013. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Except for the updated risk factors described below, there have been no material changes to Cascade’s risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, Cascade’s risk factors and information disclosed in our Form 10-K.

We have a deferred tax asset position of $70.0 million at June 30, 2014 and we are required to assess the recoverability of this asset on an ongoing basis.

Deferred tax assets are evaluated on a quarterly basis to determine if they are expected to be recoverable in the future. Our evaluation considers positive and negative evidence to assess whether it is more likely than not that a portion of the asset will not be realized. The risk of a valuation allowance increases if continuing operating losses are incurred. Future negative operating performance or other negative evidence may result in a valuation allowance being recorded against some or all of the deferred tax asset. A valuation allowance on our deferred tax asset could have a material adverse impact on our capital and results of operations.

The market price of Cascade common stock after the Merger may be affected by factors different from those historically affecting the shares of Cascade or Home.

Upon completion of the Merger, holders of Home common stock became holders of 24,309,131 shares of Cascade common stock. Cascade’s business differs in important respects from that of Home, and, accordingly, the results of operations of the combined company and the market price of Cascade common stock may be affected by factors different from those that affected the results of Cascade’s operations prior to the Merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

Cascade and Home operated independently prior to completion of the Merger on May 16, 2014. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Cascade’s ability to successfully combine and integrate the businesses of Cascade and Home. It is possible that the integration process could result in the loss of key employees, the disruption of Cascade’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Cascade’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. If Cascade experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any Merger of financial institutions, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Company’s financial results and the value of its common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended June 30, 2014, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	August 14, 2014	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	August 14, 2014	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)