Form 10-Q
period 2014-09-30
CASCADE BANCORP
filed 2014-11-12
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 72,482,285 shares of no par value Common Stock as of November 7, 2014.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(Dollars in thousands)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$46,363	$33,300
Interest bearing deposits	90,647	48,527
Federal funds sold	272	22
Total cash and cash equivalents	137,282	81,849
Investment securities available-for-sale	289,746	194,481
Investment securities held-to-maturity, estimated fair value of $156,454 ($1,342 at 2013)	155,454	1,320
Federal Home Loan Bank (FHLB) stock	25,916	9,913
Loans held for sale	1,839	10,359
Loans, net	1,443,452	973,618
Premises and equipment, net	44,399	32,953
Bank-owned life insurance (BOLI)	53,175	36,567
Other real estate owned (OREO), net	4,032	3,144
Deferred tax asset (DTA), net	69,266	50,068
Core deposit intangible (CDI)	7,888	529
Goodwill	80,189	—
Other assets	27,741	11,418
Total assets	$2,340,379	$1,406,219
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$643,997	$431,079
Interest bearing demand	967,509	544,668
Savings	130,763	50,258
Time	244,165	141,315
Total deposits	1,986,434	1,167,320
FHLB borrowings	—	27,000
Other liabilities	45,559	23,184
Total liabilities	2,031,993	1,217,504
Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,477,147 issued and outstanding (47,592,061 in 2013)	450,662	330,839
Accumulated deficit	(143,391)	(142,088)
Accumulated other comprehensive income (loss)	1,115	(36)
Total stockholders' equity	308,386	188,715
Total liabilities and stockholders' equity	$2,340,379	$1,406,219
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$16,571	$11,080	$41,467	$33,251
Interest on investments	2,655	1,356	6,003	4,059
Other interest income	87	71	159	173
Total interest income	19,313	12,507	47,629	37,483

Interest expense:
Deposits:
Interest bearing demand	284	193	676	541
Savings	10	6	21	17
Time	427	235	929	829
Other borrowings	—	16	6	949
Total interest expense	721	450	1,632	2,336

Net interest income	18,592	12,057	45,997	35,147
Loan loss provision	—	—	—	1,000
Net interest income after loan loss provision	18,592	12,057	45,997	34,147

Non-interest income:
Service charges on deposit accounts	1,457	766	3,324	2,245
Card issuer and merchant services fees, net	1,884	847	4,480	2,473
Earnings on BOLI	280	224	712	659
Mortgage banking income, net	734	1,284	1,790	3,504
Swap fee income	476	—	1,419	—
Other income	702	516	1,974	1,628
Total non-interest income	5,533	3,637	13,699	10,509

Non-interest expense:
Salaries and employee benefits	10,199	7,633	31,588	24,239
Occupancy	1,553	1,101	7,544	3,830
Information Technology	1,032	692	3,634	1,926
Equipment	497	457	1,463	1,191
Communications	695	347	1,640	1,108
FDIC insurance	371	454	1,057	1,305
OREO expense	314	47	1,016	322
Professional services	1,461	1,025	6,887	2,535
Prepayment penalties on FHLB advances	—	—	—	3,827
Other expenses	3,606	1,827	8,974	5,921
Total non-interest expense	19,728	13,583	63,803	46,204

Income (loss) before income taxes	4,397	2,111	(4,107)	(1,548)
Income tax (provision) benefit	(1,965)	(619)	2,804	51,159
Net income (loss)	$2,432	$1,492	$(1,303)	$49,611

Basic and diluted income per share:
Net income (loss) per common share	$0.03	$0.03	$(0.02)	$1.05
Net income (loss) per common share (diluted)	$0.03	$0.03	$(0.02)	$1.05

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$2,432	$1,492	$(1,303)	$49,611

Other Comprehensive (loss) income:
Change in unrealized (loss) gain on investment securities available-for-sale	(1,595)	(4,477)	1,855	(6,729)
Tax effect of the unrealized (loss) gain on investment securities available-for-sale	606	1,701	(705)	2,557
Total other comprehensive (loss) income	$(989)	$(2,776)	$1,150	$(4,172)
Comprehensive income (loss)	$1,443	$(1,284)	$(153)	$45,439

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$5,363	$3,624

Investing activities:
Purchases of investment securities available-for-sale	(36,246)	(11)
Purchases of investment securities held to maturity	(1,112)	—
Proceeds from sales, maturities, calls, and prepayments of investment securities available-for-sale	75,969	49,884
Proceeds from sales, maturities, calls of investment securities held-to-maturity	15,337	475
Proceeds from redemption of FHLB stock	612	279
Loan originations, net	(77,552)	(100,794)
Proceeds from purchases of premises and equipment, net	(1,300)	(1,060)
Proceeds from sales of other assets	2,669	—
Proceeds from sales of OREO	1,946	5,091
Net cash received from acquisition of Home	38,620	—
Net cash provided by (used in) investing activities	18,943	(46,136)

Financing activities:
Net increase in deposits	58,466	119,382
Proceeds from stock options exercised	—	30
Tax effect of non-vested restricted stock	(339)	(102)
FHLB advance borrowings	60,000	—
Repayment of FHLB advances	(87,000)	(60,000)
Net cash provided by financing activities	31,127	59,310
Net increase in cash and cash equivalents	55,433	16,798
Cash and cash equivalents at beginning of period	81,849	113,028
Cash and cash equivalents at end of period	$137,282	$129,826

Supplemental disclosures of cash flow information:
Interest paid	$5,099	$2,573
Loans transferred to OREO	$129	$2,069

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
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

The Merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date. Preliminary goodwill of $80.2 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the two banking organizations as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the Merger is accounted for as a tax-free exchange.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

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

Purchase Price (in thousands, except per share data)
Cascade Bancorp common stock shares issued for Home Federal shares		24,309,131
Cascade share price as calculated in the Merger Agreement		$4.91
Consideration from common stock conversion (1.6772 ratio)		$119,285
Consideration paid in cash ($8.43 per share)		$122,163
Total purchase price		241,448
ASSETS
Cash and cash equivalents	$160,782
Investment securities	318,893
Loans	392,411
Premises and equipment	17,432
Other real estate owned	3,514
Deferred tax asset	15,407
Bank owned life insurance	15,896
Other assets	13,259
Intangible asset acquired (1)	7,667
Total assets	$945,261
LIABILITIES
Deposits	$760,648
Other liabilities	23,354
Total liabilities	$784,002
Net identifiable assets acquired		161,259
Goodwill		$80,189

(1) Intangible assets consist of core deposit intangibles acquired in the Home transaction. The core deposit intangible is being amortized over a 10 year period, which is its expected useful life.

The estimated fair values presented in the above table reflect additional information that the Company obtained during the three months ended September 30, 2014, which resulted in changes to certain fair value estimates made as of the Acquisition Date. Material adjustments to the acquisition date estimated fair values are recorded in the period in which the acquisition occurred, and as a result, previously recorded results have changed. After considering this additional information, the estimated fair values of premises and equipment decreased $1.2 million and the estimated fair value of loans increased $0.1 million from that originally reported in the three months ended June 30, 2014. The estimated net deferred tax asset increased $0.2 million as a result of these revised fair values. Additionally, the Company recorded a $3.5 million increase in acquired other liabilities related to a purchase accounting adjustment identified during the three months ended September 30, 2014. The combined effect of these items discussed above resulted in a net increase to goodwill of $4.4 million from that originally reported in the three months ended June 30, 2014 to $80.2 million, which is recognized in the September 30, 2014 consolidated balance sheet.

Merger related charges of $0.5 million and $11.3 million were recorded in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2014, respectively. Such expenses were primarily related to professional and legal services, equipment and property maintenance, and information system charges incurred in connection with the acquisition.

The following table provides the unaudited pro forma information for the results of operations for the three and nine month periods ended September 30, 2014 and 2013, as if the acquisition had occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Home’s loan, investment and deposit

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

portfolios. In addition, the $0.5 million and $11.3 million in merger-related expenses noted earlier are included in each period presented. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the Merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net interest income	$18,592	$23,309	$59,870	$67,433
Non-interest expense	19,728	23,693	88,455	83,123
Net income	2,432	2,689	8,689	46,473
Net income per diluted share	0.03	0.04	0.11	0.65

3.    Investment Securities

Investment securities at September 30, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2014
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$233,149	$3,688	$(2,083)	$234,754
Non-agency MBS	38,685	75	(360)	38,400
U.S. Agency asset-backed securities	8,306	791	(45)	9,052
Corporate securities	7,297	—	(277)	7,020
Mutual fund	511	9	—	520
	$287,948	$4,563	$(2,765)	$289,746
Held-to-maturity
U.S. Agency mortgage-backed securities (MBS)	$112,747	$630	$(76)	$113,301
Obligations of state and political subdivisions	42,133	490	(44)	42,579
Tax credit investments	574	—	—	574
	$155,454	$1,120	$(120)	$156,454

December 31, 2013
Available-for-sale
U.S. Agency MBS *	$171,853	$3,125	$(3,646)	$171,332
Non-agency MBS	13,500	11	(414)	13,097
U.S. Agency asset-backed securities	8,683	887	(21)	9,549
Mutual fund	502	1	—	503
	$194,538	$4,024	$(4,081)	$194,481
Held-to-maturity
Obligations of state and political subdivisions	$706	$22	$—	$728
Tax credit investments	614	—	—	614
	$1,320	$22	$—	$1,342

* U.S. Agency MBS include private label MBS of approximately $9.9 million and $11.3 million at September 30, 2014 and December 31, 2013, respectively, which are supported by FHA/VA collateral.

The following table presents the contractual maturities of investment securities at September 30, 2014 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$357	$359	$185	$186
Due after one year through five years	6,460	6,475	18,551	18,516
Due after five years through ten years	73,413	71,768	103,800	104,511
Due after ten years	207,207	210,624	32,344	32,667
Mutual fund	511	520	—	—
Tax credit investments	—	—	574	574
	$287,948	$289,746	$155,454	$156,454

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2014
Available-for-sale
U.S. Agency MBS	$24,479	$(65)	$44,027	$(2,018)	$68,506	$(2,083)
Non-Agency MBS	27,225	(49)	6,596	(311)	33,821	(360)
U.S. Agency asset-backed securities	744	(7)	1,609	(38)	2,353	(45)
Corporate Securities	7,020	(277)	—	—	7,020	(277)
	$59,468	$(398)	$52,232	$(2,367)	$111,700	$(2,765)

Held-to-maturity
U.S. Agency MBS	$17,448	$(76)	—	—	$17,448	$(76)
Obligations of state and political subdivisions	4,279	(44)	—	—	4,279	(44)
	$21,727	$(120)	$—	$—	$21,727	$(120)

December 31, 2013
Available-for-sale
U.S. Agency MBS	$35,440	$(810)	$30,779	$(2,836)	$66,219	$(3,646)
Non-Agency MBS	9,569	(412)	179	(2)	9,748	(414)
U.S. Agency asset-backed securities	703	(4)	1,775	(17)	2,478	(21)
	$45,712	$(1,226)	$32,733	$(2,855)	$78,445	$(4,081)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S Agency asset-backed securities are primarily due to changes in market yield/rate spreads at September 30, 2014 and December 31, 2013 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of September 30, 2014, management did not

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.    Loans and reserve for credit losses

 The composition of the loan portfolio at September 30, 2014 and December 31, 2013 was as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$202,015	17.9%	$204,998	20.6%
Non-owner occupied	362,102	32.1%	347,014	34.8%
Total commercial real estate loans	564,117	50.0%	552,012	55.4%
Construction	82,825	7.4%	52,503	5.3%
Residential real estate	102,004	9.1%	101,557	10.2%
Commercial and industrial	342,994	30.4%	254,170	25.5%
Consumer	34,661	3.1%	35,990	3.6%
Total loans	1,126,601	100.0%	996,232	100.0%

Less:
Deferred loan fees	(1,907)		(1,757)
Reserve for loan losses	(21,351)		(20,857)
Loans, net	$1,103,343		$973,618

Acquired loans (b):
Commercial real estate:
Owner occupied	$49,284	17.0%
Non-owner occupied	106,344	36.7%
Total commercial real estate loans	155,628	53.7%
Construction	29,775	10.3%
Residential real estate	76,453	26.3%
Commercial and industrial	25,775	8.9%
Consumer	2,416	0.8%
Total loans	290,047	100.0%

Less:
Reserve for loan losses	—
Loans, net	$290,047

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$12,864	25.7%
Non-owner occupied	18,698	37.4%
Total commercial real estate loans	31,562	63.1%
Construction	2,520	5.0%
Residential real estate	11,766	23.5%
Commercial and industrial	3,745	7.5%
Consumer	469	0.9%
Total loans	50,062	100.0%

Less:

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Reserve for loan losses	—
Loans, net	$50,062

Total loans:
Commercial real estate:
Owner occupied	$264,163	18.0%
Non-owner occupied	487,144	33.2%
Total commercial real estate loans	751,307	51.2%
Construction	115,120	7.8%
Residential real estate	190,223	13.0%
Commercial and industrial	372,514	25.4%
Consumer	37,546	2.6%
Total loans	1,466,710	100.0%

Less:
Deferred loan fees	(1,907)
Reserve for loan losses	(21,351)
Loans, net	$1,443,452

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

Approximately 66.5% of the Bank’s originated loan portfolio at September 30, 2014 consisted of real estate-related loans including construction and development loans, residential mortgage loans, and commercial loans were secured by commercial real estate. At September 30, 2014, approximately 72.0% of the Bank's total portfolio (inclusive of acquired and acquired covered loans) consisted of real estate-related loans as described above. The Bank's results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to diversify its commercial real estate ("CRE") concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At September 30, 2014 and December 31, 2013, the portion of loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled $31.4 million and $11.3 million, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Acquired and acquired covered loans

Acquired loans and acquired covered loans are those purchased in the Home acquisition (See Note 2 - "Business Combinations" for further information). These loans were recorded at estimated fair value at the Acquisition Date. The fair value estimates for acquired and acquired covered loans is based on expected prepayments, charge offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans at acquisition was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years).

Of the loans acquired on May 16, 2014 and still held at September 30, 2014, $15.3 million or 4.5% were graded substandard. Of that amount $7.9 million or 51.8% of the substandard loans were covered under a loss share agreement with the FDIC. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of September 30, 2014, $50.1 million or 14.7% of the $340.1 million in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements expire five years after the date of the FDIC agreements for non-single family covered assets and ten years after the acquisitions date for single-family covered assets. After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. When the loss sharing agreements expire, the Company's and the Bank's risk-based capital ratios will be reduced. While the agreements are in place, the covered assets receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets will no longer be indemnified after September 2014 or September 2015. Only $7.9 million of the acquired covered loans were graded substandard. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

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

Changes in the loss share payable (receivable) associated with covered loans for the three months ended September 30, 2014 was as follows (dollars in thousands):

Three months ended
September 30, 2014
Balance at beginning of period	$1,283
Paid to FDIC	(1,283)
Increase due to impairment	(14)
FDIC reimbursement	722
Shared loss expenses	(985)
Shared income	21
Adjustments from prior periods	(63)
Balance at end of period	$(319)

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

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

The increase in the reserve for loan losses from December 31, 2013 to September 30, 2014 was related to net recoveries during the period. The unallocated reserve for loan losses at September 30, 2014 has increased $2.3 million from the balance at December 31, 2013. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired and acquired covered loans is based on expected prepayments, charge offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans was $6.0 million, representing a valuation adjustment for interest rate and credit quality. The credit portion of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient a provision to the reserve for loan losses will be made.

Covered reserve for loan losses

The reserve for loan losses on covered loans is estimated similarly to acquired loans as described above except any increase to the reserve from a recovery or a decrease in the reserve from a charge-off is partially offset by an increase in the loss share payable (or receivable) for the portion of the losses recoverable and recoveries payable to the FDIC under the loss sharing agreements. No allowance was recorded at quarter-end given management's judgment that purchase discounts adequately address the estimated losses in the acquired loans.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended September 30, 2014
Reserve for loan losses
Balance at June 30, 2014	$7,960	$728	$2,068	$6,615	$1,181	$1,919	$20,471
Loan loss provision (credit)	(1,203)	(597)	6	469	211	1,114	—
Recoveries	317	869	349	512	76	—	2,123
Loans charged off	(91)	—	(539)	(244)	(369)	—	(1,243)
Balance at end of period	$6,983	$1,000	$1,884	$7,352	$1,099	$3,033	$21,351

Reserve for unfunded lending commitments
Balance at June 30, 2014	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$6,983	$1,000	$1,884	$7,352	$1,099	$3,033	$21,351
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$7,031	$1,268	$1,909	$7,427	$1,123	$3,033	$21,791

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the nine months ended September 30, 2014
Reserve for loan losses
Balance at December 31, 2013	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision (credit)	(2,681)	(482)	(264)	706	402	2,319	—
Recoveries	1,318	1,243	630	1,969	230	—	5,390
Loans charged off	(1,219)	(296)	(863)	(1,584)	(934)	—	(4,896)
Balance at end of period	$6,983	$1,000	$1,884	$7,352	$1,099	$3,033	$21,351

Reserve for unfunded lending commitments
Balance at December 31, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$6,983	$1,000	$1,884	$7,352	$1,099	$3,033	$21,351
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$7,031	$1,268	$1,909	$7,427	$1,123	$3,033	$21,791

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended September 30, 2013
Reserve for loan losses
Balance at June 30, 2013	$10,712	$842	$2,972	$5,348	$1,690	$1,130	$22,694
Loan loss provision (credit)	1,049	(201)	(202)	(23)	185	(808)	—
Recoveries	79	249	28	554	72	—	982
Loans charged off	(656)	(292)	(129)	(534)	(412)	—	(2,023)
Balance at end of period	$11,184	$598	$2,669	$5,345	$1,535	$322	$21,653

Reserve for unfunded lending commitments
Balance at June 30, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$11,184	$598	$2,669	$5,345	$1,535	$322	$21,653
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$11,232	$866	$2,694	$5,420	$1,559	$322	$22,093

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the nine months ended September 30, 2013
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2014
Commercial real estate	$172	$6,811	$6,983	$28,547	$722,760	$751,307
Construction	—	1,000	1,000	963	114,157	115,120
Residential real estate	—	1,884	1,884	322	189,901	190,223
Commercial and industrial	25	7,327	7,352	3,656	368,858	372,514
Consumer	—	1,099	1,099	—	37,546	37,546
	$197	$18,121	18,318	$33,488	$1,433,222	$1,466,710
Unallocated			3,033
			$21,351

December 31, 2013
Commercial real estate	$665	$8,900	$9,565	$32,227	$519,785	$552,012
Construction	—	535	535	1,987	50,516	52,503
Residential real estate	62	2,319	2,381	430	101,127	101,557
Commercial and industrial	56	6,205	6,261	5,823	248,347	254,170
Consumer	—	1,401	1,401	—	35,990	35,990
	$783	$19,360	20,143	$40,467	$955,765	$996,232
Unallocated			714
			$20,857

The above reserve for loan losses includes an unallocated allowance of $3.0 million at September 30, 2014 and $0.7 million at December 31, 2013. The increased unallocated allowance at September 30, 2014 is considered by management to be reasonable and appropriate due to lack of seasoning in the retail/small business “pools” of loans, and market uncertainty associated with loss expectations for both historical and recently acquired loan portfolios.

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

Pass-Watch

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

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

During the nine months ended September 30, 2014, the Bank reduced loans classified as special mention and substandard in the originated loan portfolio by $16.4 million, while total loans classified as special mention and substandard increased $17.1 million as a result of the loans acquired in the merger. Remediation on the originated portfolio was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, and/or sales. Work began on the acquired and acquired covered portfolio at Acquisition Date.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
September 30, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$165,642	$8,700	$6,093	$21,580	$202,015
Non-owner occupied	328,866	11,662	15,004	6,570	362,102
Total commercial real estate loans	494,508	20,362	21,097	28,150	564,117
Construction	76,716	3,467	2,254	388	82,825
Residential real estate	99,687	1,480	22	815	102,004
Commercial and industrial	317,201	9,929	12,032	3,832	342,994
Consumer	34,616	—	—	45	34,661
	$1,022,728	$35,238	$35,405	$33,230	$1,126,601

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Acquired loans (b):
Commercial real estate:
Owner occupied	$43,483	$1,135	$4,386	$280	$49,284
Non-owner occupied	79,193	10,945	11,067	5,139	106,344
Total commercial real estate loans	122,676	12,080	15,453	5,419	155,628
Construction	29,369	—	—	406	29,775
Residential real estate	75,082	—	—	1,371	76,453
Commercial and industrial	24,499	—	1,195	81	25,775
Consumer	2,346	—	—	70	2,416
	$253,972	$12,080	$16,648	$7,347	$290,047

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$11,078	$—	$1,059	$727	$12,864
Non-owner occupied	5,736	7,580	560	4,822	18,698
Total commercial real estate loans	16,814	7,580	1,619	5,549	31,562
Construction	49	2,422	—	49	2,520
Residential real estate	10,006	—	—	1,760	11,766
Commercial and industrial	3,196	—	—	549	3,745
Consumer	469	—	—	—	469
	$30,534	$10,002	$1,619	$7,907	$50,062

Total loans:
Commercial real estate:
Owner occupied	$220,203	$9,835	$11,538	$22,587	$264,163
Non-owner occupied	413,795	30,187	26,631	16,531	487,144
Total commercial real estate loans	633,998	40,022	38,169	39,118	751,307
Construction	106,134	5,889	2,254	843	115,120
Residential real estate	184,775	1,480	22	3,946	190,223
Commercial and industrial	344,896	9,929	13,227	4,462	372,514
Consumer	37,431	—	—	115	37,546
	$1,307,234	$57,320	$53,672	$48,484	$1,466,710

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Commercial and industrial	242,053	3,518	2,694	5,905	254,170
Consumer	35,984	—	—	6	35,990
	$849,663	$61,485	$43,890	$41,194	$996,232

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at September 30, 2014 and December 31, 2013 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
September 30, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$1,255	$2,969	$4,224	$197,791	$202,015
Non-owner occupied	860	332	1,192	360,910	362,102
Total commercial real estate loans	2,115	3,301	5,416	558,701	564,117
Construction	419	39	458	82,367	82,825
Residential real estate	1,270	—	1,270	100,734	102,004
Commercial and industrial	419	473	892	342,102	342,994
Consumer	162	45	207	34,454	34,661
	$4,385	$3,858	$8,243	$1,118,358	$1,126,601

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$—	$—	$49,284	$49,284
Non-owner occupied	—	—	—	106,344	106,344
Total commercial real estate loans	—	—	—	155,628	155,628
Construction	—	167	167	29,608	29,775
Residential real estate	1,774	752	2,526	73,927	76,453
Commercial and industrial	—	—	—	25,775	25,775
Consumer	46	—	46	2,370	2,416
	$1,820	$919	$2,739	$287,308	$290,047

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$84	$84	$12,780	$12,864
Non-owner occupied	74	27	101	18,597	18,698
Total commercial real estate loans	74	111	185	31,377	31,562
Construction	—	—	—	2,520	2,520
Residential real estate	387	—	387	11,379	11,766
Commercial and industrial	6	43	49	3,696	3,745
Consumer	—	—	—	469	469
	$467	$154	$621	$49,441	$50,062

Total loans:
Commercial real estate:
Owner occupied	$1,255	$3,053	$4,308	$259,855	$264,163
Non-owner occupied	934	359	1,293	485,851	487,144
Total commercial real estate loans	2,189	3,412	5,601	745,706	751,307

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Construction	419	206	625	114,495	115,120
Residential real estate	3,431	752	4,183	186,040	190,223
Commercial and industrial	425	516	941	371,573	372,514
Consumer	208	45	253	37,293	37,546
	$6,672	$4,931	$11,603	$1,455,107	$1,466,710

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

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.1 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

The following table presents information related to impaired loans, by portfolio class, at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
September 30, 2014
Commercial real estate:
Owner occupied	$1,614	$4,547	$6,161	$8,742	$153
Non-owner occupied	1,096	21,290	22,386	22,439	19
Total commercial real estate loans	2,710	25,837	28,547	31,181	172
Construction	—	963	963	963	—
Residential real estate	—	322	322	357	—
Commercial and industrial	2,732	924	3,656	4,133	25
Consumer	—	—	—	—	—
	$5,442	$28,046	$33,488	$36,634	$197

December 31, 2013
Commercial real estate:
Owner occupied	$2,772	$6,582	$9,354	$12,707	$652
Non-owner occupied	1,116	21,757	22,873	22,904	13
Total commercial real estate loans	3,888	28,339	32,227	35,611	665
Construction	751	1,236	1,987	2,029	—
Residential real estate	174	256	430	515	62
Commercial and industrial	4,074	1,749	5,823	6,701	56
Consumer	—	—	—	—	—
	$8,887	$31,580	$40,467	$44,856	$783

At September 30, 2014 and December 31, 2013, the total recorded balance of impaired loans in the above table included $26.9 million and $33.2 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial real estate:
Owner occupied	$6,010	$13,948	$6,134	$14,579
Non-owner occupied	22,586	25,062	22,637	26,656
Total commercial real estate loans	28,596	39,010	28,771	41,235
Construction	963	1,927	1,221	4,220
Residential real estate	391	560	403	2,698
Commercial and industrial	3,663	6,585	4,188	7,984
Consumer	—	—	—	894
	$33,613	$48,082	$34,583	$57,031

Interest income recognized for cash payments received on impaired loans for the nine months ended September 30, 2014 was insignificant.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Information with respect to the Company’s non-accrual loans, by portfolio class, at September 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Commercial real estate:
Owner occupied	$5,708	$4,443
Non-owner occupied	1,995	280
Total commercial real estate loans	7,703	4,723
Construction	473	236
Residential real estate	3,946	399
Commercial and industrial	995	1,868
Consumer	70	—
Total non-accrual loans	$13,187	$7,226

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Total commercial real estate loans	—	—
Construction	39	—
Residential real estate	—	—
Commercial and industrial	6	1,077
Consumer	45	6
Total accruing loans which are contractually past due 90 days or more	$90	$1,083

TDRs

The Company allocated $0.2 million and $0.8 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2014 and December 31, 2013, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,
	2014		2013
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—
Construction	—	—	1	1,243
Residential real estate	—	—	—	—
Commercial and industrial	—	—	1	963
Consumer	—	—	—	—
	—	$—	2	$2,206

	Nine months ended September 30,
	2014		2013
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	5	$27,677
Construction	—	—	1	1,243
Residential real estate	—	—	—	—
Commercial and industrial	—	—	4	1,237
Consumer	—	—	—	—
	—	$—	10	$30,157

There were no loans modified and recorded as TDRs during the three and nine months ended September 30, 2014. During the same period in 2013, TDR activity was primarily the result of remediation to bolster cash flow of stressed loans, and included the restructuring of a large CRE credit in the Bank’s loan portfolio.

At both September 30, 2014 and 2013, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three and nine months ended September 30, 2013 by the primary type of concession granted (dollars in thousands). There were no TDRs restructured during the three and nine months ended September 30, 2014.

Three Months Ended September 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	1,243	—	1,243
Residential real estate	—	—	—	—
Commercial and industrial	—	963	—	963
Consumer	—	—	—	—
	$—	$2,206	$—	$2,206

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Nine Months Ended September 30, 2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	1,243	—	1,243
Residential real estate	—	—	—	—
Commercial and industrial	174	1,063	—	1,237
Consumer	—	—	—	—
	$3,983	$4,674	$21,500	$30,157

The following table presents, by portfolio segment, the TDRs which had payment defaults during the nine months ended September 30, 2013 that had been previously restructured within the last twelve months prior to September 30, 2013 (dollars in thousands). There were no TDRs which had payment defaults during the nine months ended September 30, 2014 that had been previously restructured within the last twelve months prior to September 30, 2104.

2013
	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	2	$3,500
Construction	—	—
Residential real estate	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
	2	$3,500

5.    Other Real Estate Owned, net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$5,724	$2,606	$3,144	$6,552
Additions	129	970	3,643	2,068
Dispositions	(1,756)	(497)	(2,070)	(13,614)
Change in valuation allowance	(65)	266	(685)	8,339
Balances at end of period	$4,032	$3,345	$4,032	$3,345

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$3,014	$2,569	$2,394	$10,642
Additions to the valuation allowance	219	37	925	262
Reductions due to sales	(154)	(303)	(240)	(8,601)
Balance at end of period	$3,079	$2,303	$3,079	$2,303

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating costs	$151	$26	$210	$137
Net gains on dispositions	(56)	(16)	(119)	(77)
Increases in valuation allowance	219	37	925	262
Total	$314	$47	$1,016	$322

6.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at September 30, 2014 and December 31, 2013 was $2.3 million and $2.2 million, respectively. There was no valuation allowance at September 30, 2014 or December 31, 2013.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,239	$1,786	$2,232	$1,308
Additions	256	369	542	1,018
Amortization	(207)	(111)	(486)	(282)
Change in valuation allowance	—	—	—	—
Balances at end of period	$2,288	$2,044	$2,288	$2,044

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Origination and processing fees	$264	$245	$562	$542
Gain on sales of mortgage loans, net	502	1,007	1,218	2,888
MSR valuation allowance	—	—	—	—
Servicing fees	175	143	496	356
Amortization	(207)	(111)	(486)	(282)
Mortgage banking income, net	$734	$1,284	$1,790	$3,504

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

The numerators and denominators used in computing basic and diluted net income per common share for the three and nine months ended September 30, 2014 and 2013 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income	$2,432	$1,492	$(1,303)	$49,611

Weighted-average shares outstanding - basic	71,653,141	47,212,330	59,128,342	47,175,243
Dilutive securities	79,255	356,240	47,543	277,852
Weighted-average shares outstanding - diluted	71,732,396	47,568,570	59,175,885	47,453,095
Common stock equivalent shares excluded due to antidilutive effect	—	32,399	589,198	32,399

Basic and diluted:
Net income (loss) per common share	$0.03	$0.03	$(0.02)	$1.05
Net income (loss) per common share (diluted)	$0.03	$0.03	$(0.02)	$1.05

8.    Stock-Based Compensation

At September 30, 2014, 3,959,337 shares reserved under the stock-based compensation plans were available for future grants.

During the nine months ended September 30, 2014, the Company granted 641,879 shares of restricted stock with a weighted-average grant date fair value of $4.80 per share, which vest between 2015 through 2019. During the same period, no stock options were granted. During the nine months ended September 30, 2013, the Company granted 296,417 additional shares of restricted stock with a weighted-average grant date fair value of $5.81 per share, which vest between 2014 and 2016. During the same period, the Company also granted 5,507 stock options with a weighted-average grant date fair value of approximately $6.80 per option. These stock options vest in 2016. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2013:

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

The following table presents the activity related to stock options for the nine months ended September 30, 2014 and 2013:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2014	111,571	$38.92	6.2	$—
Canceled / forfeited	(18,763)	30.52	N/A	N/A
Expired	(5,188)	125.83	N/A	N/A
Options outstanding at September 30, 2014	87,620	$35.67	5.9	$—
Options exercisable at September 30, 2014	69,126	$43.50	5.3	$—

Options outstanding at January 1, 2013	139,446	$53.66	6.2	$79.4
Granted	5,507	6.80	9.5	—
Exercised	(5,250)	5.70	N/A	N/A
Canceled / forfeited	(16,193)	128.43	N/A	N/A
Expired	(10,806)	90.72	N/A	N/A
Options outstanding at September 30, 2013	112,704	$39.31	6.4	$9.9
Options exercisable at September 30, 2013	74,798	$56.16	5.3	$6.2

Stock-based compensation expense related to stock options for the nine months ended September 30, 2014 and 2013 was approximately $0.02 million and $0.05 million, respectively. As of September 30, 2014, there was approximately $0.03 million unrecognized compensation cost related to nonvested stock options which will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to nonvested restricted stock for the nine months ended September 30, 2014:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2014	354,270	$9.41
Granted	641,879	4.80
Vested	(202,993)	5.70
Canceled / forfeited	(7,970)	5.81
Nonvested as of September 30, 2014	785,186	$6.64

Restricted stock is generally scheduled to vest over a three to five year period, with the unearned compensation related to restricted stock amortized to expense on a straight-line basis. As of September 30, 2014, unrecognized compensation cost related to nonvested restricted stock totaled approximately $3.5 million. Total expense recognized by the Company for nonvested restricted stock for the nine months ended September 30, 2014 and 2013 was $0.9 million and $0.7 million, respectively. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at September 30, 2014 and December 31, 2013, as all RSUs were fully-vested at the date of the grant.

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
 September 30, 2014
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

As of September 30, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (dollars in thousands).

	Asset Derivatives		Liability Derivatives
	September 30, 2014		September 30, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$67,993	$2,891	$67,993	$2,891

(1) Included in Other Assets on the Consolidated Balance Sheet.
(2) Included in Other Liabilities on the Consolidated Balance Sheet.

Swap fee income, as included in non-interest income, was $0.5 million and $1.4 million for the three and nine months ended September 30, 2014, respectively. No derivatives instruments were in place for the three or nine months ended September 30, 2013.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $2.6 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's balance sheet as of September 30, 2014 (in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

	September 30, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$2,891	$—	$2,891	$—	$—	$2,891

Liability Derivatives
Interest rate swaps	$2,891	$—	$2,891	$—	$2,585	$306

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

During the three and nine months ended September 30, 2014, the Company recorded a $2.0 million income tax provision and a $2.8 million income tax benefit, respectively. During the three and nine months ended September 30, 2013, the Company recorded a $0.6 million income tax provision and a $51.2 million income tax benefit, respectively. As of September 30, 2014, the net deferred tax asset was $69.3 million. Included in the net deferred taxes are NOL's (tax affected) for federal taxes of $29.6 million, Oregon state taxes of $4.6 million and Idaho state taxes of $4.0 million. Also included in the net deferred taxes are federal and state tax credits of $1.1 million and $0.2 million, respectively. This is compared with a deferred tax asset as of December 31, 2013 of $50.1 million. The Company reversed substantially all of the its DTA valuation allowance at June 30, 2013 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from the reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other related analyses.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

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

Impaired loans: In accordance with GAAP, loans measured for impairment during the calendar year are reported at estimated fair value, including impaired loans measured at an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuations which are then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

The Company’s financial assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Investment securities available-for-sale	$—	$289,746	$—
Interest rate swap derivatives	—	2,891	—
Total assets	$—	$292,637	$—

Liabilities:
Interest rate swap derivatives	$—	$2,891	$—

December 31, 2013
Assets:
Investment securities available-for-sale	$—	$194,481	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2014
Impaired loans	$—	$—	$1,958
Other real estate owned	—	—	4,032
	$—	$—	$5,990

December 31, 2013
Impaired loans	$—	$—	$8,887
Other real estate owned	—	—	3,144
	$—	$—	$12,031

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$1,958	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$4,032	Market approach	Appraised value less selling costs of 5% to 10%

	December 31, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$8,887	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,144	Market approach	Appraised value less selling costs of 5% to 10%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2013, or during the nine months ended September 30, 2014. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2013 or the nine months ended September 30, 2014.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2014 and December 31, 2013.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using September 30, 2014 and December 31, 2013 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2014 and December 31, 2013 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s September 30, 2014 and December 31, 2013 incremental borrowing rates for similar types of borrowing arrangements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2014 and December 31, 2013 were approximately as follows (dollars in thousands):

		September 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$137,282	$137,282	$81,849	$81,849
Investment securities:
Available-for-sale	Level 2	289,746	289,746	194,481	194,481
Held-to-maturity	Level 2	155,454	156,454	1,320	1,342
FHLB stock	Level 2	25,916	25,916	9,913	9,913
Loans held-for-sale	Level 2	1,839	1,839	10,359	10,359
Loans, net	Level 3	1,443,452	1,442,479	973,618	977,142
BOLI	Level 3	53,175	53,175	36,567	36,567
MSRs	Level 3	2,288	2,935	2,232	2,790
Interest rate swap derivatives	Level 2	2,891	2,891	—	—

Financial liabilities:
Deposits	Level 2	1,986,434	1,987,083	1,167,320	1,167,532
FHLB borrowings	Level 2	—	—	27,000	27,000
Interest rate swap derivatives	Level 2	2,891	2,891	—	—

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

Bancorp’s actual and required capital amounts and ratios as of September 30, 2014 and December 31, 2013 are presented in the following table (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2014
Tier 1 leverage (to average assets)	$163,920	7.5%	$88,005	4.0%	$110,007	5.0%
Tier 1 capital (to risk-weighted assets)	163,920	9.7	67,385	4.0	101,078	6.0
Total capital (to risk-weighted assets)	184,991	11.0	134,771	8.0	168,464	10.0

December 31, 2013
Tier 1 leverage (to average assets)	$142,937	10.5%	$54,527	4.0%	$68,159	5.0%
Tier 1 capital (to risk-weighted assets)	142,937	13.0	44,021	4.0	66,031	6.0
Total capital (to risk-weighted assets)	156,787	14.3	88,041	8.0	110,052	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2014
Tier 1 leverage (to average assets)	$159,292	7.3%	$87,828	4.0%	$109,785	5.0%
Tier 1 capital (to risk-weighted assets)	159,292	9.5	67,137	4.0	100,705	6.0
Total capital (to risk-weighted assets)	180,286	10.7	134,274	8.0	167,842	10.0

December 31, 2013
Tier 1 leverage (to average assets)	$142,964	10.5%	$54,529	4.0%	$68,162	5.0%
Tier 1 capital (to risk-weighted assets)	142,964	13.0	43,939	4.0	65,909	6.0
Total capital (to risk-weighted assets)	156,788	14.3	87,879	8.0	109,848	10.0

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

14.      New Authoritative Accounting Guidance

In August 2014, the FASB issued ASU 2014-14. "Receivables- Troubled Debt Structurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" ("ASU 2014-14"). ASU 2014-14 clarifies accounting and reporting for foreclosed mortgage loans when the loan is subject to a government guarantee. The provisions require that a mortgage loan be derecognized and that a separate other receivable recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual period and interim

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2014
(unaudited)

periods within those annual periods, beginning after December 15, 2014. Adoption of ASU 2014-14 is not expected to have a material impact on our consolidated financial statements.

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

Cautionary Information Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,”

“will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon and Idaho generally, and Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area; our ability to maintain asset quality and expand our market share or net interest margin; and expected cost savings, synergies and other related benefits of our recently completed merger with Home Federal Bancorp, Inc. might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part II - Item 1A of this Quarterly Report on Form 10-Q and in Part I - Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014 for the year ended December 31, 2013. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

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

Reserve for Credit Losses

The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of our reserve for loan losses and our reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013 management implemented a homogeneous pool approach to estimating reserves for consumer and small business loans. As of September 30, 2014, this change has not had a material effect on the level of the reserve for loan losses. However, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.

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
The Company reversed its deferred tax asset, or "DTA", valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company's DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see "Deferred Income Taxes” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of September 30, 2014 and December 31, 2013, the Company had a net deferred tax asset of $69.3 million and $50.1 million, respectively. There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.

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

Financial Highlights and Summary of the Third Quarter of 2014 (period ended September 30, 2014)

•
Net Income for the Third Quarter of 2014: $2.4 million, or $0.03, per common share in the third quarter of 2014 compared to $1.5 million, or $0.03, per common share for the third quarter of 2013. Net income in the current quarter included $0.5 million of merger related expenses (pre-tax).

•
Stockholders Equity/Book Value per Share: Stockholders' equity increased to $308.4 million, or $4.25, per share, at September 30, 2014 compared to $188.7 million, or $3.97 per share, at December 31, 2013. The increase was mainly a result of the acquisition of Home Federal Bancorp, Inc. ("Home").

•
Loans: Gross loans were up $470.3 million, or 47.3% at September 30, 2014 as compared to December 31, 2013. This increase was primarily the result of the addition of acquired and acquired covered loans of $340.1 million in connection with the acquisition of Home.

•
Deposits: Total deposits were up $819.1 million, or 70.2% at September 30, 2014 as compared to December 31, 2013. This increase was primarily a result of the deposits acquired in connection with the acquisition of Home at a fair value of $760.6 million.

•
Credit Quality: Reserve for loan losses at $21.4 million, or 1.46%, of total loans compared to $20.9 million, or 2.08%, of total loans at December 31, 2013; no loan loss provision was recorded in the third quarter of 2014 or 2013.

•	Credit Quality: Non-performing assets improved to 0.74% of total assets at September 30, 2014 compared to 0.81% at December 31, 2013.

•	Net Interest Margin ("NIM"): NIM was 3.63% for the quarter ended September 30, 2014 compared to 3.81% for the quarter ended September 30, 2013.

On May 16, 2014 (the “Acquisition Date”), the Company completed the acquisition of Home (the “Merger”) in a stock and cash transaction valued at $241.4 million. The transaction value includes $122.2 million in cash and the issuance of 24,309,131 shares of the Company's common stock. The completion of the Merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies expect to realize economies of scale and other operating efficiencies.

RESULTS OF OPERATIONS –Three and Nine Months Ended September 30, 2014 and 2013

Loans acquired in the Merger are recorded at fair value with no allowance for loan losses brought forward in accordance with purchase accounting principles. The net fair value adjustment to acquired loans from the Home acquisition was $6.0 million at the acquisition date, representing a valuation adjustment for interest rate and credit quality which will be accreted over the life of the loans (approximately 10 years).

At September 30, 2014, $50.1 million or 14.7% of the $340.1 million in acquired and acquired covered loans were covered under loss sharing agreements with the Federal Deposit Insurance Commission ("FDIC"). These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and ten years after the acquisitions date for single-family covered assets.

The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC Agreements are not expected to be material to the Company’s financial condition. In the acquired loan portfolio, $50.1 million in loans remain covered loans at September 30, 2014 of which 94.4% are currently performing. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Total net loans and loans held-for-sale outstanding at September 30, 2014 was $1.4 billion, an increase of $461.3 million from December 31, 2013. Of this total, $340.1 million was from the Home acquired and acquired covered loan portfolio. Organic loan growth of $130.4 million for the nine months ended September 30, 2014 was primarily attributable to increased balances of shared national credits in the commercial and industrial portfolio.

Loans categorized as special mention and substandard totaled $102.2 million at September 30, 2014 as compared to $85.1 million at December 31, 2013. The increase was primarily a result of the acquisition of Home whose acquired portfolio included $33.5 million of special mention and substandard loans at September 30, 2014. The credit quality of the Company's originated loans continued to improve with special mention and substandard loans decreasing by $16.4 million from the balance at December 31, 2013. Remediation was accomplished through credit upgrades owing to improved obligor cash flows as well as payoffs/paydowns and/or charge offs related to the restructure of adversely risk rated loans. Non-performing assets as of September 30, 2014 were 0.74% of total assets as compared to 0.81% at December 31, 2013, including Home acquired and acquired covered non-performing loans. Net recoveries during the third quarter of 2014 were $0.9 million; year to date net recoveries were $0.5 million. The Company made no provision for loan losses as management believes the reserve for loan losses of $21.4 million at September 30, 2014 is adequate.

Total deposits as of September 30, 2014 were $2.0 billion, which represents an increase of $819.1 million from the balance at December 31, 2013. The increased balance was primarily a result of $760.6 million in fair value of added deposits from the acquisition of Home. As of September 30, 2014, 53.6% of total deposits are in checking account balances.

Non-interest income increased to $5.5 million in the third quarter of 2014 compared to non-interest income of $3.6 million in the third quarter of 2013, primarily due to an increase in service charges and card issuer and merchant fees, in part attributable to the additional business from Home's former customers. Non-interest expense increased $6.1 million in the third quarter of 2014 as compared to the third quarter of 2013, due primarily to the integration of former Home employees and operations into the Company's operations during the third quarter of 2014 as well as merger related expenses of $0.5 million during such period.

As a result of the Merger, goodwill of $80.2 million was recorded. Goodwill represents the excess of the purchase price of $241.4 million less the fair value of the net identifiable assets acquired of $161.3 million. The goodwill is not amortized but the Company will periodically assess (at least on an annual basis) whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.

Income Statement

The Company’s financial results for the third quarter and nine months ended September 30, 2014 include revenues and expenses generated by assets acquired in the Merger since the Acquisition Date.

Net Income

Net income for the quarter ended September 30, 2014 was $0.03 per share, or $2.4 million, compared to net income of $0.03 per share, or $1.5 million, for the third quarter of 2013. The increase in net income in the third quarter of 2014 compared to the same period in 2013 was primarily the result of a $6.5 million increase in net interest income and a $1.9 million increase in non-interest income, partially offset by a $6.1 million increase in non-interest expense and a $1.3 million increase in the provision for income taxes. Non-interest expense for the third quarter of 2014 includes $0.5 million in transactional expenses related to our merger with Home.

Net loss for the nine months ended September 30, 2014 was $1.3 million, or $0.02 per share, compared to net income of $49.6 million, or $1.05 per share, for the nine months ended September 30, 2013. The decreased net income for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of an income tax benefit in the second quarter of 2013. The net loss for the nine months ended September 30, 2014 includes $11.3 million in transaction expenses related to our merger with Home.

Net Interest Income

Net interest income was $18.6 million for the third quarter of 2014, as compared to $12.1 million in the third quarter of 2013. For the nine months ended September 30, 2014, net interest income was $46.0 million compared to $35.1 million for the same period in 2013.

Total interest income increased $6.8 million from $12.5 million in the third quarter of 2013 to $19.3 million in the third quarter of 2014 and $10.1 million from $37.5 million in the first nine months of 2013 to $47.6 million in the same period of 2014. These increases were due primarily to the addition of earning assets acquired in the Merger. Accretion of the fair value discount on loans acquired as part the acquisition of Home is accreted over the remaining term to maturity of the acquired loans into interest income on loans. Accretion will vary in the event of payoffs or paydowns of specific loans. For the three and nine months ended September 30, 2014, accretion was approximately $0.4 million and $0.8 million, respectively.

Total interest expense for the third quarter of 2014 increased $0.3 million compared to the third quarter of 2013. Deposit interest expense for the three months ended September 30, 2014 increased slightly compared to the same period in 2013 as a result of increased deposits acquired as a result of the Merger. Interest expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 decreased $0.7 million. This improvement was primarily due to a reduction in borrowings during the first nine months of 2014 compared to the same period in 2013. Other borrowing expense was nil for the nine months ended September 30, 2014 compared to $0.9 million in the nine months ended September 30, 2013. This decrease was primarily due to increased liquidity, partially resulting from the effects of the Merger, which resulted in the Company having no borrowings for most of the first nine months of 2014.

The net interest margin for the third quarter of 2014 was 3.63%, compared to net interest margin of 3.98% in the second quarter of 2014 and 3.81% in the third quarter of 2013. The decline in the current quarter from the previous periods was mainly due to the high level of liquidity maintained during this quarter, which is pending prospective deployment to loans and other earning assets. Excess liquidity is also a result of the Bank's strategy to redeploy long duration Home investment securities into a combination of floating and adjustable rate assets. The Company's strategic objective is to moderate duration risk in the combined balance sheet and better position the Bank to benefit from rising market interest rates.

Components of Net Interest Margin

The following tables set forth the components of the Company's net interest margin for the three and nine months ended September 30, 2014 and 2013. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and net interest margin for the Company (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$426,055	$2,655	2.47%	$211,652	$1,356	2.54%
Interest bearing balances due from other banks	145,433	87	0.24%	108,422	71	0.26%
Federal funds sold	191	—	—%	22	—	—%
Federal Home Loan Bank stock	26,124	—	—%	10,083	—	—%
Loans (1)(2)(3)	1,433,394	16,571	4.59%	924,822	11,080	4.75%
Total earning assets/interest income	2,031,197	19,313	3.77%	1,255,001	12,507	3.95%
Reserve for loan losses	(21,341)			(22,410)
Cash and due from banks	42,400			32,307
Premises and equipment, net	44,458			34,085
Bank-owned life insurance	53,006			36,225
Deferred tax asset	70,056			48,628
Goodwill	76,032			—
Accrued interest and other assets	46,128			16,881
Total assets	$2,341,936			$1,400,717

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$964,803	284	0.12%	$551,667	193	0.14%
Savings deposits	131,075	10	0.03%	46,360	6	0.05%
Time deposits	252,429	427	0.67%	141,924	235	0.66%
Other borrowings	—	—	—%	24,239	16	0.26%
Total interest bearing liabilities/interest expense	1,348,307	721	0.21%	764,190	450	0.23%
Demand deposits	644,939			423,351
Other liabilities	39,923			24,078
Total liabilities	2,033,169			1,211,619
Stockholders' equity	308,767			189,098
Total liabilities and stockholders' equity	$2,341,936			$1,400,717
Net interest income		$18,592			$12,057

Net interest spread			3.56%			3.72%

Net interest income to earning assets			3.63%			3.81%

(1)	Average non-performing loans included in the computation of average loans for the three months ended September 30, 2014 and 2013 was approximately $10.7 million and $12.0 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.5 million in 2014 and $0.3 million in 2013.

(3)	Includes loans held for sale.

	Nine Months Ended September 30,
(dollars in thousands)	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$308,958	$6,003	2.60%	$227,938	$4,059	2.38%
Interest bearing balances due from other banks	86,727	159	0.25%	93,678	173	0.25%
Federal funds sold	79	—	—%	22	—	—%
Federal Home Loan Bank stock	17,873	—	—%	10,180	—	—%
Loans (1)(2)(3)	1,207,022	41,467	4.59%	897,803	33,251	4.95%
Total earning assets/interest income	1,620,659	47,629	3.93%	1,229,621	37,483	4.08%
Reserve for loan losses	(21,449)			(24,578)
Cash and due from banks	35,468			30,519
Premises and equipment, net	38,685			34,294
Bank-owned life insurance	44,660			36,006
Deferred tax asset	58,708			15,427
Goodwill	38,119			—
Accrued interest and other assets	31,596			17,767
Total assets	$1,846,446			$1,339,056

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$740,260	676	0.12%	$528,894	541	0.14%
Savings deposits	91,584	21	0.03%	44,164	17	0.05%
Time deposits	191,507	929	0.65%	133,087	829	0.83%
Other borrowings	2,960	6	0.27%	49,897	949	2.54%
Total interest bearing liabilities/interest expense	1,026,311	1,632	0.21%	756,042	2,336	0.41%
Demand deposits	539,197			402,249
Other liabilities	31,400			21,944
Total liabilities	1,596,908			1,180,235
Stockholders' equity	249,538			158,821
Total liabilities and stockholders' equity	$1,846,446			$1,339,056

Net interest income		$45,997			$35,147

Net interest spread			3.72%			3.67%

Net interest income to earning assets			3.79%			3.82%

(1)	Average non-performing loans included in the computation of average loans for the three months ended September 30, 2014 and 2013 was approximately $8.4 million and $17.6 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.8 million in 2014 and $1.2 million in 2013.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the nine months ended September 30, 2014, and attributes such variance to “volume” or “rate” changes (dollars in thousands):

	Three Months Ended September 30,
	2014 over 2013
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$5,491	$6,093	$(602)
Interest on investment securities	1,299	1,374	(75)
Other investment income	16	24	(8)
Total interest income	6,806	7,491	(685)

Interest expense:
Interest on deposits:
Interest bearing demand	91	145	(54)
Savings	4	11	(7)
Time deposits	192	183	9
Other borrowings	(16)	(16)	—
Total interest expense	271	323	(52)

Net interest income	$6,535	$7,168	$(633)

	Nine Months Ended September 30,
	2014 over 2013
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$8,216	$11,452	$(3,236)
Interest on investment securities	1,944	1,443	501
Other investment income	(14)	(13)	(1)
Total interest income	10,146	12,882	(2,736)

Interest expense:
Interest on deposits:
Interest bearing demand	135	216	(81)
Savings	4	18	(14)
Time deposits	100	364	(264)
Other borrowings	(943)	(893)	(50)
Total interest expense	(704)	(295)	(409)

Net interest income	$10,850	$13,177	$(2,327)

Loan Loss Provision

The Company did not record a loan loss provision during the three or nine months ended September 30, 2014 or three months ended September 30, 2013. The Company recorded a loan loss provision of $1.0 million during the nine months ended September 30, 2013.

Net recoveries in the third quarter of 2014 were $0.9 million compared to net charge-offs of $1.0 million in the third quarter of 2013, primarily in the commercial real estate and commercial and industrial loan categories. At September 30, 2014, the reserve for loan losses was $21.4 million, or 1.46%, of outstanding loans compared to $20.9 million, or 2.08%, of outstanding loans at December 31, 2013.

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

The reserve for unfunded lending commitments was $0.4 million at September 30, 2014, which remained unchanged from December 31, 2013.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change
Service charges on deposit accounts	$1,457	$766	90.2%	$3,324	$2,245	48.1%
Card issuer and merchant services fees, net	1,884	847	122.4%	4,480	2,473	81.2%
Earnings on BOLI	280	224	25.0%	712	659	8.0%
Mortgage banking income, net	734	1,284	(42.8)%	1,790	3,504	(48.9)%
Swap fee income	476	—	—%	1,419	—	—%
Other income	702	516	36.0%	1,974	1,628	21.3%
Total non-interest income	$5,533	$3,637	52.1%	$13,699	$10,509	30.4%

Overall, the increase in non-interest income in both the three and nine months ended September 30, 2014 compared to the same periods in 2013 was related to inclusion of earnings on assets acquired in the Merger for approximately half of the second quarter and all of the third quarter of 2014.

During the quarter ended September 30, 2014, service charges on deposit accounts and cash issuer and merchant service fees increased 90.2% and 122.4%, respectively, compared to the quarter ended September 30, 2013. The increase was mainly related to the addition of Home customer transaction volumes for banking services. Increases in year-to-date revenues over the same period in 2013 were also attributable to the same.

Net mortgage banking income decreased in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, mainly due to lower residential mortgage origination volumes and related gains on sales. Home did not have a mortgage banking portfolio, as a result, this change is attributable to Cascade only.

Customer interest rate swap fee income was $0.5 million in the third quarter of 2014, bringing the year-to-date swap fee income to $1.4 million. The customer swap product offering was initiated in late 2013.

Other income for the three and nine months ended September 30, 2014 increased 36.0% and 21.3%, respectively, over the comparable prior year periods. The increases in both periods were due to a combination of increased small business administration loans gains on sales, ATM surcharges, and money pass revenues.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change
Salaries and employee benefits	$10,199	$7,633	33.6%	$31,588	$24,239	30.3%
Occupancy	1,553	1,101	41.1%	7,544	3,830	97.0%
Information Technology	1,032	692	49.1%	3,634	1,926	88.7%
Equipment	497	457	8.8%	1,463	1,191	22.8%
Communications	695	347	100.3%	1,640	1,108	48.0%
FDIC insurance	371	454	(18.3)%	1,057	1,305	(19.0)%
OREO	314	47	568.1%	1,016	322	215.5%
Professional services	1,461	1,025	42.5%	6,887	2,535	171.7%
Prepayment penalties on FHLB advances	—	—	—%	—	3,827	(100.0)%
Other expenses	3,606	1,827	97.4%	8,974	5,921	51.6%
Total non-interest expense	$19,728	$13,583	45.2%	$63,803	$46,204	38.1%

Non-interest expense for the third quarter of 2014 was $19.7 million compared to $13.6 million for the third quarter of 2013. Non-interest expense in the third quarter of 2014 includes expenses related to Home's former operations incurred since the Acquisition Date, as well as $0.5 million in acquisition related costs. Acquisition expenses in the third quarter were primarily related to professional service, property and equipment and information system charges incurred in connection with the acquisition.
Non-interest expense for the nine months ended September 30, 2014 and 2013 was $63.8 million and $46.2 million, respectively. Year-to-date 2014 acquisition related costs of $11.3 million and expenses related to Home's former operations incurred since the Acquisition Date are included in the results reported.
Total salaries and benefits increased 33.6% and 30.3% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases primarily relate to the inclusion of former employees of Home who were retained by the Company after the Acquisition Date as well as severance costs for former employees who were not retained by the Company.

Information technology for the three and nine months ended September 30, 2014 increased over the same periods in 2013, due primarily to Merger related expenses including additional cost for our core service provider, as well as costs related to our internet banking platform, launched in late 2013.

Occupancy, equipment and communications expenses for the three and nine months ended September 30, 2014 increased an aggregate of $0.8 million and $4.5 million, respectively, compared to the three and nine months ended September 30, 2013 primarily related to the effect of an increase in number of branches resulting from the Home acquisition.

FDIC insurance declined for the nine months ended September 30, 2014 compared to the same period in 2013. This decrease was mainly due to reduced monetary assessments by the Federal Deposit Insurance Corporation (“FDIC”) as a result of the Bank's improved financial condition.

Other real estate owned, or "OREO" expenses increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013, mainly as a result of losses on the disposition of OREO properties during the year.

Professional services increased during the three and nine months ended September 30, 2014 compared to the same periods in 2013, due primarily to Merger related expenses.

Other expenses increased in the third quarter of 2014 compared to the same period in 2013 mainly as a result of the inclusion of expenses related to Home's former operations incurred since the Acquisition Date.

Income Taxes

During the nine months ended September 30, 2014, the Company recorded an income tax benefit of $2.8 million compared to a $51.2 million income tax benefit during the nine months ended September 30, 2013. The Company recorded an income tax provision of $2.0 million and $0.6 million during the three months ended September 30, 2014 and 2013, respectively. The decrease in the income tax benefit in the nine months ended September 30, 2014 compared to the same period in 2013 was due primarily to the result of releasing the valuation allowance against the Company's DTA at June 30, 2013. The increase in the Company's third quarter provision in 2014 compared to 2013 was primarily a result of improved earnings.

As of September 30, 2014, the DTA was $69.3 million. Included in the net deferred taxes are net operating losses (tax affected) for federal taxes of $29.6 million, Oregon state taxes of $4.6 million and Idaho state taxes of $4.0 million. Also included in the net deferred taxes are federal and state tax credits of $1.1 million and $0.2 million, respectively. This is compared with a deferred tax asset as of December 31, 2013 of $50.1 million. The increase relates primarily to the inclusion of Home deferred tax assets acquired in the Merger.

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

Financial Condition

Stockholders Equity and Capital Resources

Total stockholders’ equity increased to $308.4 million at September 30, 2014, as compared to total stockholders’ equity of $188.7 million at December 31, 2013. The increase in total stockholders' equity was primarily due to the acquisition of Home and increased equity through the issuance of stock options. At September 30, 2014, the total common equity to total assets ratio was 13.2% and the Company’s basic book value per share was $4.25 as compared to the total common equity to total assets ratio of 13.4% and basic book value per share of $3.97 at December 31, 2013.

At September 30, 2014, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 7.45%, 9.73% and 10.98%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 7.25%, 9.49% and 10.74%, respectively, which meet regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. Additional information regarding capital requirements can be found in Note 12 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average assets. Average assets for the third quarter of 2014 includes the merged companies for the whole period.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2014, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Total Assets and Liabilities

Total assets were $2.3 billion at September 30, 2014, up $934.2 million from December 31, 2013. The increase in total assets during the nine months ended September 30, 2014 primarily resulted from the acquisition of Home's former assets at fair value of $945.3 million. Overall, cash and cash equivalents increased $55.4 million, mainly due to the increased deposits acquired from

Home in the Merger at a fair value of $760.6 million, partially offset by the acquisition of investments at a fair value of $318.9 million and loans at a fair value of $392.4 million.

Total liabilities were $2.0 billion at September 30, 2014, a $814.5 million increase from December 31, 2013. This was primarily the result of an increase of $819.1 million in total deposits, of which $760.6 million was the fair value of deposits acquired from Home, which was partially offset by a $27.0 million reduction in FHLB borrowings.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Commitments to extend credit	$343,112	$245,906
Commitments under credit card lines of credit	27,111	24,321
Standby letters of credit	3,299	2,161

Total off-balance sheet financial instruments	$373,522	$272,388

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

The increase in commitments to extend credit from the balance at December 31, 2013 to the balance at September 30, 2014 was primarily related to the acquisition of Home.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of September 30, 2014 and December 31, 2013.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At September 30, 2014, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco ("FRB") totaling $75.3 million compared to $39.5 million at December 31, 2013. The increase was primarily the result of increased deposits related to the acquisition of Home.

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

The Bank augments core deposits with wholesale funds from time to time. Until the cease-and-desist order (the "Order") between the Bank and the FDIC and the Oregon Division of Finance and Corporate Securities was terminated on March 7, 2013, the Bank was restricted under the terms of the Order from accepting or renewing brokered deposits. Upon termination of the Order, the Bank was permitted to accept local relationship-based reciprocal Certificate of Deposit Account Registry Service, or "CDARS" and Demand Deposit Marketplace, or "DDM" deposits. These deposits are technically classified as brokered deposits. At September 30, 2014 and December 31, 2013, the Company had $6.1 million and $21.7 million in reciprocal CDARS, respectively, and $35.0 million in reciprocal DDM deposits.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At September 30, 2014, the Bank was in compliance with this requirement. Currently there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At September 30, 2014, the Federal Home Loan Bank of Seattle, or "FHLB" had extended the Bank a secured line of credit of $456.2 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2014, the Bank had qualifying collateral pledged for FHLB borrowings totaling $409.2 million of which the Bank had nothing outstanding. At September 30, 2014, the Bank also had undrawn borrowing capacity at FRB of $14.2 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At September 30, 2014, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At September 30, 2014, the Bank had $373.5 million in total outstanding commitments to extend credit, compared to $272.4 million at year-end 2013. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of September 30, 2014, the book value of unpledged investments totaled $272.7 million compared to $24.4 million at December 31, 2013, the increase of which came primarily from the acquired investments from the Home acquisition that were mostly unpledged.

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

We have a deferred tax asset position of $69.3 million at September 30, 2014 and we are required to assess the recoverability of this asset on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended September 30, 2014, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	November 12, 2014	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	November 12, 2014	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)