Form 10-K
period 2014-12-31
CASCADE BANCORP
filed 2015-03-10
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [ ]  No [X]
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $159,577,434 (based on the closing price of registrant's common stock as quoted on the NASDAQ Capital Market on that date).
There were 72,485,919 shares of no par value common stock outstanding as of March 5, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in 2015 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CASCADE BANCORP & SUBSIDIARY
FORM 10-K
ANNUAL REPORT

PART I
ITEM 1. BUSINESS.

Cascade Bancorp and Bank of the Cascades
Cascade Bancorp ("Bancorp") is an Oregon corporation and registered bank holding company that was formed in 1990 and is headquartered in Bend, Oregon. Bancorp's common stock trades on the NASDAQ Capital Market under the symbol “CACB.” Bancorp and its wholly-owned subsidiary, Bank of the Cascades (the "Bank," and together with Bancorp, "Cascade," the "Company," "we," "our" or "us"), operate in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasury Valley, Idaho area. At December 31, 2014, the Company had total consolidated assets of approximately $2.3 billion, net loans of approximately $1.5 billion and deposits of approximately $2.0 billion. Bancorp has no significant assets or operations other than the Bank.
The Bank is an Oregon state chartered bank, which opened for business in 1977 and operates 40 branches serving communities in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasure Valley, Idaho area. The Bank offers a broad range of commercial and retail banking services to its customers. The Bank’s lending activities are focused on small- to medium-sized businesses, municipalities and public organizations, and professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, and commercial and industrial loans, as well as consumer installment, line-of-credit, credit card and home equity loans. The Bank also originates residential mortgage loans, including 30-year fixed rate loans that are mainly sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market and time deposit accounts and related payment services, Internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides trust and investment related services to its clientele.
The principal office of the Company is located at 1100 NW Wall Street, Bend, Oregon 97701. The Company's phone number is (877) 617-3400.
Merger Completed with Home Federal Bancorp
On May 16, 2014, pursuant to the Agreement and Plan of Merger, dated as of October 23, 2013 (the “Merger Agreement”), between the Company and Home Federal Bancorp (“Home”), Home merged with and into Cascade with Cascade continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Home Federal Bank, a wholly-owned subsidiary of Home, merged with and into the Bank, with the Bank continuing as the surviving bank. The results of Home’s operations are included in the Company’s financial results beginning on May 16, 2014.

Each share of Home’s common stock was converted into the right to receive $8.43 in cash and 1.6772 shares of Cascade common stock. The conversion of Home’s common stock resulted in Cascade paying $122.2 million in cash and issuing 24,309,131 shares of its common stock.

Regulatory Agreements Terminated in 2013
On September 5, 2013, the Federal Deposit Insurance Corporation ("FDIC") and the Oregon Division of Finance and Corporate Securities ("DFCS") terminated the memorandum of understanding , issued to the Bank in March 2013. Prior to March 2013, the Bank was under a cease and desist order, issued in August 2009 by the FDIC and the DFCS.
On October 23, 2013, the Federal Reserve Bank of San Francisco ("FRB") and the DFCS terminated the memorandum of understanding, issued to Bancorp in July 2013. Prior to July 2013, Bancorp was under a written agreement with the FRB and the DFCS and discussed below under the heading “Supervision and Regulation,” issued in October 2009.
Business Overview
The Company’s banking business is closely tied to the economies of Idaho and Oregon, which in turn are influenced by regional and national economic trends and conditions. Idaho and Oregon have recently been experiencing improved economic trends, including gains in employment and increased real estate activity. National and regional economies and real estate prices have generally improved, as has business and consumer confidence. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company’s business, financial condition and results of operations.
Business Strategies
Cascade's mission statement is "dedicated to delivering the best in banking for the financial well-being of our customers and stockholders." The Company's primary business objective is to continue to improve core profitability to a level at, or above, peer group levels mainly by deploying low cost core deposits into the funding of quality loan portfolio growth. In addition, the Company seeks accretive merger and acquisition transactions to profitably leverage its existing infrastructure and enhance franchise value. To complement these priorities, the Company also focuses on (i) diversification of its earning assets to mitigate credit risk; (ii) expanding its relationship deposits to fund asset growth; (iii) improving its operating efficiency; (iv) consistently delivering quality customer service and applying technology to enhance the delivery of banking services; and (v) retaining a high-performing work force. Because of the uncertainties of the current economic climate, competitive factors and the risk factors described in Item 1A of this report, there can be no assurance that Cascade will be successful executing these strategies.
Highlights of the Company's progress over recent years include a significant reduction in adversely risk rated loans and the improvement of credit quality metrics to levels that are generally consistent with those of peer banks, enabling the termination of the prior regulatory agreements in 2013. During recent years, the Company has returned to profitability with a renewed focus on commercial lending, and in May 2014 acquired the $1.0 billion Home in a transaction that rationalized the combined branch network and captured important economies of scale with the aim of improved profitability and the enhancement of franchise value.
Employees
Cascade views its employees as an integral resource in achieving its strategies and long-term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers who are also employees of the Bank. The Bank had 513 full-time equivalent employees as of December 31, 2014.
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
Liquidity management policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding the Company's loan and investment activities. Historically, the Company has utilized borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle ("FHLB") and the FRB, with wholesale funds augmenting liquidity from time to time.
The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates.
Operating risks are managed through policies, procedures and implementation of and adherence to a system of internal controls. Internal controls are subject to testing in the course of internal audit and regulatory compliance activities, and the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002. Policies, procedures and controls are enhanced over time in conjunction with the Company's risk management strategies. However, there are a wide range of complex risks inherent in the Company's business, and there can be no assurance that internal controls will always detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.
Competition
Commercial and consumer banking in Oregon and Idaho are highly competitive businesses. The Bank competes principally with other banks, thrifts, credit unions, mortgage companies, broker dealers and insurance companies and increasingly other non-bank financial services providers who use the Internet as a platform to originate loans and/or acquire deposits. In addition to price competition for deposits and loans, market participants compete with respect to the scope and type of services offered, customer service levels, convenience, fees and service charges. Improvements in technology, communications and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition among banking and financial services market participants and thus may adversely affect the Company's future profitability.
The Company believes its community banking philosophy, investments in technology, focus on small- and medium-sized businesses, and professional and consumer relationships enable it to compete effectively with other financial services providers in its primary markets. The Bank endeavors to offer attractive financial products and services delivered by effective bankers differentiated by their professionalism and customer service. The Bank’s products and services are designed to be convenient, with flexible delivery alternatives. In addition, the Bank’s lending and deposit officers have significant experience in their respective marketplaces. This enables them to maintain close working relationships with their customers. Also, the Bank may buy or sell loan participations with other financial institutions.

The Company serves the markets of Central, Southern and Northwest Oregon, as well in the greater Boise/Treasure Valley, Idaho area. Central Oregon was the original market area of the Bank. The Company has grown with the community and held a greater than 27% deposit market share in the Bend, Oregon Metropolitan Statistical Area as of June 30, 2014 (excluding broker and Internet CDs) according to the FDIC’s “Deposits Market Share Report.” At December 31, 2014, loans and deposits in Oregon markets accounted for approximately 62.4% and 69.6%, respectively, of total balances, while Idaho loans and deposits were approximately 22.5% and 30.4%, respectively, of total balances. Approximately 15.1% of loans are to borrowers located outside of the Company's primary markets with the aim of diversifying earning assets and to meet asset and liability management strategies. Loan competition in Oregon and Idaho is substantial, and success is dependent on price and terms, as well as effectiveness of bankers in building relationships with customers.
Supervision and Regulation
The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The regulatory framework under which we operate is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund and not for the protection of our security holders and creditors. The significant laws and regulations that apply to the Company and the Bank are described below.
Regulatory Agencies
As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”).
As an Oregon state-chartered bank, the Bank is subject to the supervision and regulation of the DFCS and, with respect to the Bank’s Idaho branching operations, the Idaho Department of Finance. As a state-chartered bank that is not a member of the Federal Reserve System, the Bank is also subject to the supervision and regulation of the FDIC.
Regulatory Actions
Bancorp
On October 26, 2009, Bancorp entered into a written agreement with the FRB and DFCS (the “Written Agreement”) that required Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement. On July 8, 2013, the Bancorp entered into a memorandum of understanding (“FRB-MOU”) with the FRB and the DFCS that terminated the Written Agreement. On October 23, 2013, the FRB-MOU was lifted by the FRB and DFCS.
Bank
On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the DFCS, that required the Bank to take certain measures to improve its safety and soundness. In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the DFCS of a cease-and-desist order (the “Order”) against the Bank as a result of certain findings from an examination of the Bank concluded in February 2009 based upon financial and lending data measured as of December 31, 2008 (the Report of Examination, or “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein. Under the Order, the Bank was required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and assure that its reserve for loan losses is maintained at an appropriate level.

On March 7, 2013, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFCS that terminated the Order. The MOU restricted the Bank from paying dividends without the written consent of the FDIC and DFCS and required that the Bank maintain higher levels of capital than may be required by published capital adequacy requirements. In particular the MOU required the Bank to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10.00%. On September 5, 2013, the MOU was lifted by the FDIC and DFCS.
Bank Holding Company Regulation
Bancorp is a one-bank holding company within the meaning of the BHC Act and, as such, is subject to regulation, supervision and examination by the Federal Reserve Board. Bancorp is required to file annual reports with the Federal Reserve Board and to provide the Federal Reserve Board such additional information as the Federal Reserve Board may require.
Acquisitions by Bank Holding Companies

The BHC Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5.00% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve Board will not approve any acquisition, merger or consolidation that would have a substantial anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers, as well as Community Reinvestment Act (“CRA”) performance.
The Change in Bank Control Act of 1978, as amended (the “Change in Bank Control Act”), and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the BHC Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.
In addition, the Change in Bank Control Act prohibits any entity from acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity’s investment is not “controlling” if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.
Permissible Activities
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
Source of Strength
Regulations and historical practice of the Federal Reserve Board have required bank holding companies to serve as a source of financial strength for their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codified this requirement, but added managerial strength to the requirement, and extended it to all companies that control an insured depository institution. Accordingly, Bancorp is now required to act as a source of financial and managerial strength for the Bank. The appropriate federal banking regulators are required by the Dodd-Frank Act to issue final rules to carry out this requirement.
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
The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The risk-based guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-

balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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

As of December 31, 2014, Bancorp, like other bank holding companies, was required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.00% and 8.00%, respectively, of its total risk-weighted assets. As of December 31, 2014, the Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. See “New Capital Rules” below.
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements as of December 31, 2014 necessitate a minimum leverage ratio of 3.00% for bank holding companies and banks that have the highest supervisory rating. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.00%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%.
New Capital Rules
In July 2013, the federal banking regulators issued new regulations relating to capital, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to Bancorp) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Bank and Bancorp. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.
The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the minimum capital level requirements applicable to Bancorp and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments, as well as accumulated other comprehensive income (“AOCI”) except to the extent that Bancorp and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI.
The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.
The Basel III Rules also revise the prompt corrective action framework (as discussed below), which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “well-capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2014, the Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well-capitalized” institutions under the new rules.
The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.
Regulations Concerning Cash Dividends
The principal source of Bancorp’s cash revenues historically has been dividends received from the Bank. In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, the payment of which would constitute an unsafe or unsound banking practice.
Under the Oregon Business Corporation Act (“OBCA”), the Company may declare a dividend to its stockholders only if, after giving it effect, in the judgment of the Cascade Board of Directors, the Company would be able to pay its debts as they become due in the usual course of business and the Company’s total assets would at least equal the sum of its total liabilities (plus the amount that would be needed if the Company were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution). The Federal Reserve Board also has further authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that, (1) the company’s net income for the past year is sufficient to cover the cash dividends, (2) the rate of earnings retention is consistent with the company’s capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are met. It is also the Federal Reserve Board’s policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries.
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

Bank Regulation
The Bank is a FDIC-insured bank that is not a member of the Federal Reserve System, and is subject to the supervision and regulation of the DFCS and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.
The Dodd-Frank Act
The Dodd-Frank Act is resulting in a major overhaul of the current financial institution regulatory system. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. In addition, branching restrictions were relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. In connection with the Dodd-Frank Act, the regulators also approved the final Volcker Rule in December 2013 amending the BHC Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust-preferred securities that back collateralized debt obligations. As the Company does not currently hold any of the prohibited investments, this aspect of the Volcker Rule is not expected to have any impact on the Company’s financial statements. In addition, the Dodd-Frank Act repealed the prohibition on paying interest on demand deposits, so that financial institutions are now allowed, but not required, to pay interest on demand deposits. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the authority of the Federal Reserve Board.
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
The requirements of the Dodd-Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years, making it difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on community banks like the Bank, including its lending and credit practices and the potential increase to its costs of regulatory compliance and operations.
Consumer Financial Protection Bureau
The Dodd-Frank Act also created a new, independent federal agency called the Consumer Financial Protection Bureau, or CFPB, which is granted broad rule-making, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10 billion in assets as well as their affiliates. Depository institutions with $10 billion or less in assets, such as the Bank, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but the banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.
The CFPB has already finalized rules relating to remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act (Regulation Z). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for certain temporary exemptions for banks with assets under $2 billion and that originated less than 500 mortgage loans in 2013; however, based on 2013 origination volume, the temporary exemptions were not applicable to our Company. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the Bank, such rules may have a material impact on the Bank’s compliance costs, compliance risk and fee income.
Community Reinvestment Act
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
Safety and Soundness Standards
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
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (the "FDIA"), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
As of December 31, 2014, a bank will be: (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, and a leverage ratio of 5.00% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater, and a leverage ratio of 4.00% or greater and is not “well-capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 4.00% or a leverage ratio of less than 4.00%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a leverage ratio of less than 3.00%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
At December 31, 2014, Bancorp’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 7.66%, 9.91%, and 11.16%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 7.51%, 9.73%, and 10.98%, respectively, which met regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00%, and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively.

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
All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019. The annual FICO assessment rate for the first quarter of 2015 is 0.60 basis points.
The Dodd-Frank Act requires the FDIC to make numerous changes to the DIF and the manner in which assessments are calculated. The minimum ratio of assets in the DIF to the total of estimated insured deposits is now 1.35%, and the FDIC has until September 30, 2020 to meet the reserve ratio. Pursuant to the Dodd-Frank Act, the FDIC adopted a final rule that became effective April 1, 2011, providing that assessments be based on an insured institution’s average consolidated assets less tangible equity capital, instead of being based on deposits.
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
In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, Securities and Exchange Commission (the "SEC") and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions; and (iv) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator. The comment period to the proposed rule ended on March 31, 2011. As of the date of this document, the final rule has not yet been published by these regulators.
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
The Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as the Company. The Dodd-Frank Act added Section 14A(a) to the Exchange Act that requires companies to include a separate non-binding resolution subject to stockholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking stockholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of a company’s assets to include a separate non-binding stockholder resolution approving certain “golden parachute” payments made in connection with the transaction. Finally, Section 10D to the Exchange Act requires the SEC to direct the national securities exchanges to require companies to implement a policy to “claw back” certain executive payments that were made based on improper financial statements.
UDAP and UDAAP
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTC Act”), which is the primary federal law that prohibits unfair or deceptive acts or practices ("UDAP"), and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” (“UDAAP”), which have been delegated to the CFPB for supervision. The CFPB has published a Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
Financial Privacy and Technology Risk Management
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
Anti-Money Laundering and the USA Patriot Act
The USA PATRIOT Act (the "USA Patriot Act"), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences.
Restrictions on Transactions with Affiliates
The Bank and any subsidiaries it may have are subject to certain restrictions under federal law on extensions of credit by, and certain other transactions with, Bancorp and any non-banking affiliates it may have. Section 23A of the Federal Reserve Act generally imposes limitations on, and requires collateral for, extensions of credit by an insured depository institution, such as the Bank, and its non-bank affiliates, such as Bancorp. The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus. In addition, Section 23B of the Federal Reserve Act requires that transactions between an insured depository institution and a non-bank affiliate must generally be on terms at least as favorable to the depository institution as transactions with a non-affiliate. Finally, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution’s capital, it is approved in advance by a majority of the disinterested directors. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a regulatory order and other regulatory sanctions.
Reserve Requirements
The Bank is subject to Federal Reserve Board regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW accounts and checking accounts). The regulations generally require that for 2015 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $14.5 million up to $103.6 million. Net transaction accounts up to $14.5 million are exempt from reserve requirements. The amount of aggregate transaction accounts in excess of $103.6 million is subject to a reserve ratio of 10.0%. The amounts of transaction accounts subject to the various reserve ratios are generally adjusted by the Federal Reserve Board annually. During 2014 and 2013, the Bank was in compliance with the requirements described above.
Risk Retention
The Dodd-Frank Act requires that, subject to certain exemptions, sponsors of mortgage- and other asset-backed securities retain not less than 5% of the credit risk of the related mortgage loans or other assets. On November 19, 2014, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, issued a final rule implementing this requirement. Generally, the final rule provides various ways in which the retention of risk requirement can be satisfied and also describe exemptions from the retention requirements for various types of assets, including mortgage loans.
Consumer Protection Laws and Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of their business relationships with consumers. These include the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the SAFE Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair, deceptive and abusive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank has a compliance governance structure in place to help ensure its compliance with these requirements.
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development, and other land represent 100.0% or more of total capital or (2) total reported loans secured by multifamily and nonfarm residential properties and loans for acquisition, construction, land development, and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The Bank is currently operating with real estate loan portfolios within such percentage levels.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The sanctions, which are administered by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"), targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Available Information
The Company files annual, quarterly and current reports, proxy statements and other business and financial information with the SEC. You may read and copy any materials that Bancorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or 1-800-732-0330 for further information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site that contains the Company’s SEC filings, as well as reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at http://www.sec.gov. These filings are also accessible free of charge at the Company’s website at www.botc.com as soon as reasonably practicable after filing with the SEC. The information on or that is accessible through our website is not incorporated by reference into this report or any other document that the Company files with or furnishes to the SEC.

ITEM 1A. RISK FACTORS.
There are a number of risks and uncertainties, many of which are beyond the Company’s control, that could have a material adverse impact on the Company’s business, financial condition, results of operations, liquidity, regulatory capital levels or prospects. The Company describes below the most significant of these risks and uncertainties in connection with both the Company’s business and operations. These should not be viewed as an all-inclusive list or in any particular order. Additional risks that are not currently considered material may also have an adverse effect on the Company. This report is qualified in its entirety by these risk factors.
Before making an investment decision, investors should carefully consider the specific risks detailed in Item 1A; other risks facing the Company identified in this report, including, risks, uncertainties and assumptions identified in this report that are difficult to predict and that could materially and adversely affect the Company’s business financial condition, results of operations, liquidity, regulatory capital levels and prospects; the information in Item 1; and the information in Item 7, including the Company’s cautionary statements as to forward-looking statements.
Risks related to our business
Our business is closely tied to the local economies of Oregon and Idaho.
The Company’s business is closely tied to the economies of Oregon and Idaho in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area. In addition, the Company has a significant concentration in real estate lending that is directly affected by local and regional economic conditions. Approximately 68% of the Bank’s loan portfolio at December 31, 2014 consisted of loans secured by real estate, including construction and development loans, residential mortgage loans and commercial loans secured by commercial real estate, the vast majority of which are located in Oregon and Idaho. The economies of Oregon and Idaho have generally stabilized or are recovering, the housing market has improved and prices have increased, vacancy rates for commercial properties have stabilized and small business owners are increasingly considering bank borrowings. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company’s business, financial condition and results of operations, and cash flows.
Adverse changes in economic conditions could affect the Company’s business, financial condition and results of operations.
Although economic conditions have improved in recent years, financial institutions are affected by changing conditions in the real estate and financial markets.  Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including the Company between 2008 and 2011.  While conditions have improved and continue to indicate a stable recovery, there can be no assurance that these conditions will persist.  A return to a recessionary economy could result in financial stress on the Company’s borrowers and other customers that would adversely affect the Company’s business, financial condition and results of operations.  The Company may also face the following risks in connection with possible adverse economic events:
•Ineffective monetary policy could cause rapid changes in interest rates and asset values that would have a materially adverse impact on the Company’s profitability and overall financial condition.

•Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities.
•Regulatory scrutiny of the industry could increase, leading to increased regulation of our industry that could lead to a higher cost of compliance, limit the Company’s ability to pursue business opportunities and increase the Company’s exposure to the judicial system and the plaintiff’s bar.
The Company may not be able to attract or retain key banking employees, which could adversely impact the Company’s business and operations.
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
The Company may be required to increase its reserve for credit losses and to charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations.
The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the reserve for credit losses. Increases in non-performing loans have a significant impact on the Company’s reserve for credit losses. Generally, the Company’s non-performing loans reflect difficulties of individual borrowers resulting from continued financial stress on the borrowers’ asset values and cash flow abilities due to the weakened economy.
If real estate markets or the economy in general deteriorate, the Company may experience increased delinquencies and credit losses. The reserve for credit losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require the Company to increase its reserve for credit losses in the future, which could have a negative effect on the Company’s financial condition and results of operations.
The Company’s reserve for credit losses is a significant accounting estimate and may not be adequate to cover future loan losses, which could adversely affect its business, financial condition and results of operations.
The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. While the Company strives to monitor credit quality and to identify adversely risk rated loans on a consistent and timely basis, including those that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as problem or non-performing loans. Estimation of the reserve requires the Company to make various assumptions and judgments about the collectability of loans in the Company’s loan portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of the Bank’s borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet its financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the reserve is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company cannot be certain that it will be able to identify deteriorating loans before they become non-performing assets or that it will be able to limit losses on those loans that have been identified. As a result, future increases to the reserve for credit losses may be necessary. Additionally, future increases to the reserve for credit losses may be required based on changes in the composition of the loans comprising the loan portfolio, deteriorating values in underlying collateral (most of which consists of real estate in the markets served) and changes in the financial condition of borrowers, such as those that may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the reserve for credit loss. Finally, the Financial Accounting Standards Board recently issued a proposed Accounting Standards Update that presents a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which would require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned ("OREO"). In its normal lending process, the Bank may take a security interest in real estate as collateral for loans. In the event of obligor default, the Bank may have the right to foreclose on such collateral and take title to it. At December 31, 2014, the Bank had OREO with a carrying value of approximately $3.3 million. Generally, higher levels of OREO lead to greater expenses as the Bank incurs costs to manage and dispose of the properties, including personnel costs, insurance, taxes, completion costs, repair costs and other costs associated with property ownership. There are also funding costs associated with OREO. The Bank evaluates property values periodically and establishes valuation reserves, as appropriate, to adjust the carrying value of the properties to the lesser of book or appraised value, net of selling costs and any additional liquidation reserves to expedite the sale of such properties. Decreases in market prices may lead to additional OREO valuation reserves, with a corresponding expense in the Company’s consolidated statement of income. Further valuation reserves of OREO or an inability to sell OREO properties could have a material adverse effect on the Company’s results of operations and financial condition.
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
The Company’s financial condition and ability to fund operations could be impaired by liquidity risk.
Liquidity is essential to the Company’s business. The Company’s primary funding source is customer deposits. In addition, the Bank has historically had access to advances from the FHLB, the FRB discount window and other wholesale sources such as Internet-sourced deposits to fund operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through traditional deposits, brokered deposits, borrowings, or the sale of securities or loans would have a material adverse effect on the Company’s liquidity. The Company’s access to funding sources on terms which are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. The Company has established a significant liquidity reserve as of December 31, 2014; however, the Company’s ability to borrow or attract and retain deposits in the future could be adversely affected by the Company’s financial condition or regulatory restrictions, or impaired by factors that are not specific to the Company, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. The Bank’s primary counterparty for borrowing purposes is the FHLB and liquid assets are mainly held at correspondent banks or the FRB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of securities or loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Company’s access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of federal funds. Liquidity also may be affected by the Bank’s routine commitments to extend credit.

Sources of funds may not remain adequate for liquidity needs and the Company may be compelled to seek additional sources of financing in the future. Additional borrowings, if sought, may not be available or, if available, may not be on favorable terms. If additional financing sources are unavailable or not available on reasonable terms to provide necessary liquidity, the Company’s business, financial condition, results of operations and future prospects could be materially and adversely affected.
Historically low interest rates and changes in interest rates may adversely affect the Company’s net interest income and profitability.
In recent years, it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans the Company has originated and the yields on securities the Company has purchased have been at lower levels than available prior to 2008. As a general matter, the Company’s interest-bearing assets reprice or mature slightly more quickly than the Company’s interest-earning liabilities, which have resulted in decreases in net interest income as interest rates decreased. However, the Company’s ability to lower its interest expense is limited at these interest rate levels while the average yield on the Company’s interest-earning assets may continue to decrease. The FRB has indicated its intention to be patient in its determination whether to increase interest rates from current, historically low levels. Accordingly, the Company’s net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may continue to decrease, which will have an adverse effect on the Company’s profitability.
In addition, the Company’s results of operations are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans. These rates may be affected by many factors beyond the Company’s control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact the Company’s ability to attract deposits, make loans and achieve satisfactory interest rate spreads, as well as the Company's market values of its financial instruments, which could adversely affect the Company’s business, financial condition and results of operations.
The financial services business is intensely competitive and the Company may not be able to compete effectively.
The Company faces competition for its services from a variety of competitors. The Company’s future growth and success depend on its ability to compete effectively. The Company competes for deposits, loans and other financial services with numerous financial service providers including banks, thrifts, credit unions, mortgage companies, broker dealers and insurance companies and increasingly other non-bank financial services providers who use the Internet as a platform to originate loans and/or acquire deposits. To the extent these competitors have less regulatory constraints, lower cost structures or increased economies of scale, they may be able to offer a greater variety of products and services or more favorable pricing for such products and services. In addition, improvements in technology, communications and the Internet have intensified competition. As a result, the Company’s competitive position could be weakened, which could adversely affect the Company’s business, financial condition and results of operations.
Risks associated with the Company’s Internet-based systems and online commerce security, including “hacking” and “identify theft,” could adversely affect the Company’s business.
The Company has a website and conducts a portion of its business over the Internet. The Company relies heavily upon data processing, including loan servicing and deposit processing software, communications systems and information systems from a number of third parties to conduct its business. Third party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. The Company’s operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render the Company’s customer information inaccurate. These events may obstruct the Company’s ability to provide services and process transactions. While the Company believes that it is in compliance with all applicable privacy and data security laws, an incident could put its customer confidential information at risk.
While the Company believes that it has appropriate protective measures in place, the Company can never be certain that all of its systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. The Company monitors and modifies, as necessary, its protective measures in response to the perpetual evolution of cyber threats.
A breach in the security of any of the Company’s information systems, or other cyber incident, could have a material adverse effect on, among other things, its revenue, ability to attract and maintain customers and business reputation. In addition, as a result of any breach, the Company could incur higher costs to conduct its business, to increase protection, or related to remediation.
Furthermore, the Company’s customers could incorrectly blame the Company and terminate their accounts with the Bank for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject the Company to additional regulatory scrutiny and expose the Company to civil litigation and possible financial liability.
Finally, on February 12, 2013, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The executive order requires the development of risk-based cybersecurity standards, methodologies, procedures, and processes, a so-called “Cybersecurity Framework,” that can be used voluntarily by critical infrastructure companies to address cyber risks. The executive order also steers certain private sector companies to comply voluntarily with the Cybersecurity Framework. In response to the Executive Order, the FFIEC has published cybersecurity guidance on its website, along with observations from recent cybersecurity assessments. These assessments were conducted with the goal of identifying gaps in the regulators’ examination procedures and training that can be used to strengthen the oversight of cybersecurity readiness. The implementation of any recommended guidance could require us to incur additional costs.
The Company continually encounters technological changes and may not have the resources to invest in technological improvements.
Frequent introductions of new technology-driven products and services in the financial services industry result in the need for rapid technological change. In addition, the effective use of technology may result in improved customer service and reduced costs. The Company’s future success depends, to a certain extent, on its ability to identify the needs of customers and address those needs by using technology to provide the desired products and services and to create additional efficiencies in its operations. Certain competitors may have substantially greater resources to invest in technological improvements. The Company may not be able to successfully implement new technology-driven products and services or to effectively market these products and services to the Company’s customers. Failure to implement the necessary technological changes could have a material adverse impact on the Company’s business, financial condition and results of operations.
The Company relies heavily on technology and computer systems, and computer failure could result in loss of business and adversely affect the Company’s financial condition and results of operations.
Advances and changes in technology could significantly affect the Company’s business, financial condition, results of operations and prospects. The Company faces many challenges, including the increased demand for providing customers access to their accounts and the systems to perform banking transactions electronically. The Company’s ability to compete depends on its ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. In addition, the Company’s business and operations are susceptible to negative effects from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of its data processing systems.
Changes or disruptions in the market for certain securities in the Company’s investment portfolio could negatively affect the value of those securities.
The Company’s investment portfolio securities include obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the FHLB or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within the Company’s investment portfolio to fall in value or become less liquid. Possible FRB actions to increase interest rates in the future may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. Declines in market value associated with these disruptions would result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s results of operations, equity and capital ratios.

If the goodwill that the Company has recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect the Company’s business, financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2014, the Company’s goodwill totaled $80.1 million. While the Company has not recorded any impairment charges since it initially recorded the goodwill, there can be no assurance that future evaluations of the Company’s existing goodwill or goodwill it may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect the Company’s business, financial condition and results of operations.
The Company has made acquisitions, and may do so in the future, which could dilute current stockholders’ stock ownership and expose it to additional risks.
In accordance with the Company’s strategic plan, it regularly evaluates opportunities to acquire other banks and branch locations to expand the Company. As a result, the Company may engage in acquisitions and other transactions that could have a material effect on its operating results, financial condition and liquidity.
The Company’s acquisition activities could require it to use a substantial amount of cash, other liquid assets, issue shares of common stock and/or incur debt. In addition, if goodwill recorded in connection with potential future acquisitions were determined to be impaired, then the Company would be required to recognize a charge against our earnings, which could materially and adversely affect its results of operations during the period in which the impairment was recognized.
The Company’s acquisition activities could involve a number of additional risks, including the risks of:
•the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;
•incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of the Company’s existing business;
•using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•incurring the time and expense required to integrate the operations and personnel of the combined businesses;
•the possibility that the Company will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
•the possibility that the acquisition may not be timely completed, if at all; and
•losing key employees and customers as a result of an acquisition that is poorly received.
If the Company does not successfully manage these risks, its acquisition activities could have a material adverse effect on its operating results, financial condition and liquidity.
New or acquired banking office facilities and other facilities may not be profitable.
The Company may not be able to identify profitable locations for new banking offices. The costs to start up new banking offices or to acquire existing branches, and the additional costs to operate these facilities, may increase the Company’s non-interest expense and decrease our earnings in the short term. If branches of other banks become available for sale, the Company may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional banking offices and the Company can provide no assurance that any such banking offices will successfully attract enough deposits to offset the expenses of their operation. In addition, any new or acquired banking offices will be subject to regulatory approval, and there can be no assurance that the Company will succeed in securing such approval.
The Company’s operations rely on certain external vendors.
The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business, financial condition and results of operations.
The Bank is a community bank and its ability to maintain its reputation is critical to the success of its business and the failure to do so may materially adversely affect the Company’s performance.
The Bank is a community bank, and its reputation is one of the most valuable components of its business. A key component of the Bank’s business strategy is to rely on its reputation for customer service and knowledge of local markets to expand its presence by capturing new business opportunities from existing and prospective customers in its market area and contiguous areas. As such, the Bank strives to conduct its business in a manner that enhances its reputation. This is done, in part, by recruiting, hiring and retaining employees who share the Bank’s core values of being an integral part of the communities the Bank serves, delivering superior service to its customers and caring about its customers and associates. If Bancorp’s or the Bank’s reputation is negatively affected, by the actions of their employees, by their inability to conduct their operations in a manner that is appealing to current or prospective customers, or otherwise, the Company’s business and results of operations may be materially adversely affected.
Changes in accounting standards could affect reported earnings.
The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply new or revised guidance retroactively.
The Company’s controls and procedures may fail or be circumvented.
Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.
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
In 2014, the amount of collateral the Bank was required to pledge against Oregon public deposits was 50% of the uninsured portion of these Oregon public deposits, but the percentage of collateral required to be pledged could be increased in the future.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions or the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. Such losses may materially and adversely affect the Company’s results of operations.

Risks related to an investment in Cascade's common stock
The Company may be restricted from paying or may determine not to pay dividends.
Bancorp is a separate legal entity from the Bank and substantially all of its revenues are derived from the Bank dividends. Oregon law prohibits the Bank from paying dividends to Bancorp unless the Bank has positive retained earnings. The Bank received regulatory approval to adjust retained earnings to zero at September 30, 2012, but the Bank’s payment of dividends will remain constrained under Oregon law by the amount of increases in its retained earnings from that date. In addition, regulators previously have required Bancorp to obtain permission prior to payment of dividends on Cascade common stock and prior to taking a dividend from the Bank. Although such requirements have been terminated, it is possible that regulators may impose the same or similar requirements or limitations on the dividends. If the Bank is unable to pay dividends to Bancorp in the future, Bancorp may not be able to pay dividends on Cascade common stock, which could have a material adverse effect on the Company’s financial condition, results of operations or price of Cascade common stock. In addition, if the Bank is unable to pay dividends to Bancorp in the future, Bancorp may not be able to pay its creditors, which could result in a default or acceleration of Bancorp’s debt obligations or have a material adverse effect on Bancorp’s reputation.
Cascade’s stock price may be volatile, which could result in losses to its investors and litigation against Cascade.
Cascade’s stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, Cascade’s announcement of developments related to its businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Cascade’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.
Stock price volatility may make it more difficult for our investors to sell their common stock when they desire and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. The Company could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from Cascade’s normal business.
The existence of outstanding stock options issued to the Company’s current or former executive officers, directors, and employees may result in dilution of your ownership.
As of December 31, 2014, the Company had outstanding options to purchase 85,901 shares of its common stock at a weighted average exercise price of $34.85 per share. All of these options are held by the Company’s current or former executive officers, directors, and employees. As of December 31, 2014, the Company had the ability to issue options and restricted stock to purchase an additional 3,951,769 shares of our common stock and in February 2015, the Company granted 3,300,000 stock options to certain executive officers. The issuance of shares subject to options under the equity compensation plans will result in dilution of the Company’s stockholders’ ownership of our common stock.

Regulatory Risks
The banking industry and the Company operate under certain regulatory requirements that may change significantly and in a manner that further impairs revenues, operating income and financial condition.
The Company operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by the DFCS, the FDIC and the Federal Reserve Board. The regulations affect the Company’s investment practices, lending activities and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, limit the products the Company can offer or increase the ability of non-banks to compete and could adversely affect the Company’s business in significant but unpredictable ways, which in turn could have a material adverse effect on the Company’s financial condition or results of operations.
The Dodd-Frank Act, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Included in the Dodd-Frank Act are, for example, changes related to deposit insurance assessments, executive compensation and corporate governance requirements, payment of interest on demand deposits, interchange fees and overdraft services. The Dodd-Frank Act also resulted in the “Volcker Rule” for banks and bank holding companies, which prohibits proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, which was established pursuant to the Dodd-Frank Act, that would apply to all banks and thrifts may increase the Company’s compliance and operational costs in the future.
In addition, the banking regulatory agencies adopted a final rule effective January 1, 2015 that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for

U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act. The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress.
The Company cannot predict the substance or impact of pending or future legislation or regulation. The Company’s compliance with these laws and regulations is costly and may restrict certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. Failure to comply with these laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation, which could have an adverse effect on the Company’s business, financial condition or results of operations.
If the Company fails to maintain sufficient capital under regulatory requirements, whether due to losses, an inability to raise additional capital or otherwise, that failure would adversely affect the Company’s financial condition, liquidity and results of operations, as well as the Company’s ability to maintain regulatory compliance.
Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor preferences regarding the banking industry and market condition and governmental activities, many of which are outside the Company’s control, and on the Company’s financial condition and performance. Accordingly, the Company may not be able to raise additional capital if needed or on terms acceptable to the Company. If the Company fails to meet these capital and other regulatory requirements or is unable to raise additional capital when needed, the Company’s financial condition, liquidity and results of operations would be materially and adversely affected.
The Company may be subject to more stringent capital and liquidity requirements, which would adversely affect the Company’s net income and future growth.
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
As a result of the enactment of the Basel III Rules, the Company recently became subject to increased required capital levels. The Basel III Rules became effective as applied to us on January 1, 2015, with a phase-in period that generally extends from January 1, 2015 through January 1, 2019. See “Supervision and Regulation - Bank Holding Company Regulation - New Capital Rules.”
Although the Company currently cannot predict the specific impact and long-term effects that Basel III will have on the Company and the banking industry more generally, the Company will be required to maintain higher regulatory capital levels which could impact the Company’s operations, net income and ability to grow. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in regulators taking formal or informal actions against the Company, which could restrict future growth or operations.
The Bank’s deposit insurance premium could be higher in the future, which could have a material adverse effect on its results of operations.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges the insured financial institutions assessments to maintain the Deposit Insurance Fund at a certain level; if an FDIC-insured financial institution fails, payments of deposits up to insured limits are made from the Deposit Insurance Fund. An increase in the risk category of the Bank, adjustments to assessment rates and/or a special assessment could have an adverse effect on the Company’s results of operations.
Changes in the Federal Reserve Board’s monetary or fiscal policies could adversely affect the Company’s results of operations and financial condition.
The Company’s results of operations will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its purchases of government and other securities, its regulation of the discount rate applicable to member banks and its management of bank reserve requirements. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

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
The Company is subject to commercial real estate lending guidance issued by the federal banking regulators that impacts the Company’s operations and capital requirements.
The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2014, the Company believes that it is operating within the guidelines. However, increases in the Company’s commercial real estate lending, particularly as it expands into metropolitans markets and make more of these loans, could subject it to additional supervisory analysis. The Company cannot guarantee that any risk management practices it implements will be effective to prevent losses relating to its commercial real estate portfolio. Management has implemented controls to monitor the Company’s commercial real estate lending concentrations, but it cannot predict the extent to which this guidance will impact its operations or capital requirements.
The Company’s ability to continue to receive the benefits of its loss share arrangements with the FDIC is conditioned upon its compliance with certain requirements under the agreements.
The Company is the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets the Company acquired in the Home acquisition that came from Home’s FDIC-assisted transaction. To recover a portion of the losses and retain the loss share protection, the Company must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to the administration of the assets covered by the agreements, as well as the Company obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits.
When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction the Company would like to pursue, or conditions its consent on terms that the Company does not find acceptable, the Company may be unable to engage in a corporate transaction that might otherwise benefit its stockholders or the Company may elect to pursue such a transaction without obtaining the FDIC’s consent, which could result in termination of the loss share agreements with the FDIC.
Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact the Company’s net income.
The loss sharing arrangements with the FDIC will not cover all of the losses on loans the Company acquired through the acquisition of Home.
Although the Company has assumed loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that it acquired through the Home acquisition, the Company is not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). Therefore, the FDIC will not reimburse the Company for any charge-off or related losses that it experiences after the term of the loss share agreements, and any such charge-offs would negatively impact its net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than the Company does. In any of those events, the Company’s losses on loans could increase.
The FDIC requires that the Company make a “true-up” payment to the FDIC if its realized losses are less than expected.
The loss share agreements that the Company assumed in the acquisition of Home, related to Home’s FDIC-assisted acquisitions of Community First Bank and Liberty Bank, contain a provision that obligates the Company to make a “true-up” payment to the FDIC if the realized losses of that acquired bank are less than expected. The “true-up” calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the acquisitions of the acquired banks. Any such “true-up” payment that is materially higher than current estimates could have a negative effect on the Company’s business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company's headquarters is located in downtown Bend, Oregon and the building and land are owned by the Bank. The Company also owns or leases other facilities within the Company's primary market areas as follows: 25 locations in Oregon located in the counties of Crook, Deschutes, Jackson, Jefferson, Josephine, Klamath, Lane, Marion and Multnomah, and 15 locations in Idaho located in the counties of Ada, Canyon, Elmore, Gem and Payette. The Company considers its properties to be suitable and adequate for its present needs. For information about the Company's lease commitments, see Note 13 of the "Notes to Consolidated Financial Statements" included elsewhere in this annual report.

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

Quarter Ended	High	Low	Dividend per share
2014
December 31	$5.25	$4.62	N/A
September 30	$5.58	$4.97	N/A
June 30	$5.68	$4.20	N/A
March 31	$5.74	$4.49	N/A
2013
December 31	$5.99	$4.99	N/A
September 30	$6.82	$5.80	N/A
June 30	$6.67	$5.60	N/A
March 31	$7.18	$5.61	N/A

Holders
As of March 5, 2015 Cascade Bancorp had 72,485,919 shares of common stock outstanding, held of record by approximately 871 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 5, 2015 was $4.71 per share.
Dividends
The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Bancorp has no plan to pay dividends at this time. See “Regulations Concerning Cash Dividends” in Item 1 of this report for additional discussion of limitations on the Bank’s and Bancorp’s respective abilities to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

Under SEC rules and regulations, as a smaller reporting company transitioning to the accelerated filer disclosure requirements, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of the Company’s results of operation, financial condition, cash flows and liquidity. The following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 included in Item 8 of this report.

Cautionary Information Concerning Forward-Looking Statements
This report contains forward-looking statements about the Company’s business and plans and anticipated results of operations and financial condition and liquidity. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including among others, the risk factors described in Item 1A of this report.
These forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof, except as required by applicable law. Readers should carefully review all disclosures filed or furnished by the Company from time to time with the SEC.
Regulatory Orders Terminated in 2013
On September 5, 2013, the FDIC and the DFCS terminated the MOU, issued to the Bank in March 2013. Prior to March 2013, the Bank was under the Order issued by the FDIC and the DFCS in August 2009.
On October 23, 2013, the FRB and the DFCS terminated the FRB-MOU issued to Bancorp in July 2013. Between October 2009 and July 2013, the Company was under the Written Agreement entered into with the FRB and the DFCS in October 2009. See "Supervision and Regulation- Regulatory Actions."

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
Reserve for Credit Losses
The Company's reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of the Company's reserve for loan losses and reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors, including national and local macroeconomic conditions, real estate market behavior and a range of other factors, in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of June 30, 2013, management implemented a homogeneous pool approach to estimate reserves for consumer and small business loans. This change has not had a material effect on the level of the reserve for loan losses. However, the Company's methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.
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
Deferred Income Taxes
Deferred tax assets (“DTA”) and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes. The Company believes it is more likely than not that the DTA will be realized in a tax year that will be subject to a 35% federal effective tax rate and used that rate in providing deferred taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

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

Cascade reversed its DTA valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company’s DTA would be realized. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. Considering the guidance in paragraphs 21-23 of Accounting Standards Codification (“ASC”) 740-10-30, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Such a condition, which existed at June 30, 2013, is considered a significant piece of negative evidence that is difficult to overcome. Accordingly, in its determination of DTA, the Company analyzed and evaluated the nature and timing of relevant facts and circumstances with respect to its cumulative loss. Positive evidence considered by management as of June 30, 2013 included the following:

The Company revised and enhanced loan underwriting and credit risk management standards which have been important in creating credit quality improvements and current profitability. Improvement in underwriting and credit risk management practices can be attributed to a number of key initiatives, including replacement of leadership responsible for credit risk management, the implementation of a centralized credit structure, a comprehensive revision to credit policies including specific concentration limits and standardized loan origination and monitoring practices. These initiatives have been reviewed and approved by the Board of Directors of the Company and examined by bank regulators.

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

Since implementation of strengthened policies, historically high loan loss categories such as land acquisition and residential construction and development loans (within the CRE portfolio) have decreased dramatically. Since its peak at 720% of regulatory capital (defined as total risk-based capital) in 2010, non-owner occupied CRE (including ADC) had decreased to 255% of regulatory capital in 2013. Since its peak at 293% of regulatory capital in 2008, ADC had decreased to 34% of regulatory capital (primarily comprised of non-speculative commercial construction).

Credit risk management developed various strategies for the remediation of criticized and classified assets, including exit and rehabilitation strategies. Classified assets had decreased 81% from their peak levels in 2011. Also a robust and centralized credit structure supporting consistent underwriting standards has been developed; centralized credit authority has been established to improve quality and consistency; and the Company has invested in systems and experienced credit resources to strengthen origination, underwriting, approval and collateral valuation processes.

Management evaluated the unique and non-recurring loss evidence as an important consideration in the evaluation of the Company’s cumulative loss. While this loss occurred, the nature and timing of the components of loss can be assessed to determine whether the subsequent actions taken by management to strengthen credit risk management mitigate the risk that such losses would recur in the forecast period used to evaluate the utilization of the DTA. Management determined that the steps taken to strengthen its credit risk management process addressed the conditions that existed when the loans were created and the losses were incurred. The outcome of this evaluation was an important factor in management’s determination that positive evidence overcame the existence of the cumulative loss in the recent past.

Positive considerations also evaluated by management included reduction of the risk inherent in the loan portfolio as indicated by the reduction of classified loans, strengthening of the credit risk management process, elimination of substantially all of the OREO properties, termination of all existing regulatory agreements and orders, profitable performance during the past two years, development of new products and services that strengthen non-interest income (including customer swap arrangements, mortgage lending, and enhanced credit card products), opportunities that exist to bring operating costs in line with peer groups, the Company’s strong capital and liquidity positions, substantial improvements resulting from new members of the Board of Directors and management, new leadership in the production units, strong loan production focused on commercial lending, implementation of a productive sales management culture, strengthening of the Company’s governance and oversight and the sustained improvement in the economic conditions at a national and local level.

The Company refreshed its analysis as of December 31, 2014, focusing on the changes in positive and negative evidence. Primary amongst those changes was the elimination of the existence of a cumulative loss position in recent years, with the Company in a three-year cumulative net income position at year end 2014. The Company’s financial position and performance continued to improve substantially during 2014. The acquisition and integration of Home during 2014 resulted in an improved earnings performance that is expected to be sustained in future periods. Management continues to believe positive evidence outweighs the negative evidence. As a result of this analysis, management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the DTA in a timely manner.

The following table presents information associated with the discussion above for the periods shown (dollars in thousands):

		December 31,
	2014	2013	2012	2011	2010
Reserve for loan losses	$22,053	$20,857	$27,261	$43,905	$46,668
Substandard loans	38,635	41,194	126,708	171,349	188,435
Impaired loans	33,722	40,467	68,671	72,015	130,824
Past due loans	11,076	7,530	31,323	10,331	88,954
TDRs	29,137	34,475	44,968	45,597	62,822
Other real estate owned	3,309	3,144	6,552	21,270	39,536
Total loans	1,492,540	996,232	858,164	899,143	1,226,360
Bancorp Tier 1 leverage (to average assets)	7.7%	10.5%	10.4%	9.4%	0.4%

As of December 31, 2014 and 2013, Cascade had a net deferred tax asset of $66.1 million and $50.1 million, respectively.
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
Goodwill
Goodwill from an acquisition is the value attributable to unidentifiable intangible elements acquired. At a minimum, annual evaluation of the value of goodwill is required.
An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors assessed include all relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, other relevant entity or reporting unit specific events and, if applicable, a sustained decrease in share price.
If after assessing the totality of events or circumstances, such as those described above, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform a two-step impairment test.
The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.
The second step of the impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
Management has concluded that there have been no material events or circumstances that have changed since the May 16, 2014 Home acquisition date that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

Economic Conditions
The Company’s banking business is closely tied to the economies of Idaho and Oregon, which in turn are influenced by regional and national economic trends and conditions. Idaho and Oregon have recently been experiencing improved economic trends, including gains in employment and increased real estate activity. National and regional economies and real estate prices have generally improved, as has business and consumer confidence. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company’s business, financial condition and results of operations.

Consolidated Results of Operations — Years ended December 31, 2014, 2013, and 2012
Net Income/Loss
Our consolidated results of operations are dependent to a large degree on our net interest income. Interest income is earned based upon the yields of our loan portfolio and investment securities, including loan fees generated in connection with origination of such loans. The earnings from such sources are partially offset by the cost of funding such assets, including interest paid on customer deposits and the cost of borrowings as needed. We generate other income primarily through banking-related service charges and fees, card issuer and merchant service fees, mortgage banking, Small Business Administration ("SBA") lending and fees on interest rate derivative instruments for certain qualified customers. In addition, the Bank generates revenue from its investment in bank-owned life insurance (“BOLI”) as a means to defray employee benefit expenses.
Net income is also affected when loan loss provisions are made to ensure the reserve for loan losses is adequate.
The Company's largest operating expenses relate to employee and human resource related costs, including compensation and benefits expense. In addition, to support the provision of banking services to its customers, the Bank incurs expenses related to its branch network and facilities, communications, equipment, information technology, insurance expenses, FDIC and other regulatory assessments, professional and outside services, and expenses related to collection and resolution of credit quality issues. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.
In 2014, the Company recorded net income of $3.7 million, compared to net income of $50.8 million in 2013 and $6.0 million in 2012. During these periods, net income per basic common share was $0.06, $1.08 and $0.13, respectively. Net income in 2014 included significant non-recurring costs related to the May 16, 2014 acquisition of Home. The increased net income in 2013 compared to 2014 and 2012 is primarily due to an income tax benefit of $50.1 million largely realized through the reversal of the valuation allowance against the Company's DTA in the second quarter of 2013. The Company recorded no loan loss provision in 2014, a $1.0 million loan loss provision in 2013 and a $1.1 million loan loss provision in 2012.
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
Net interest income was $65.1 million in 2014, a $16.9 million or 35.0% increase from 2013. Net interest income decreased $1.7 million or 3.3% in 2013 from 2012. Yields earned on assets decreased to 3.89% for 2014 as compared to 4.12% in 2013 and 4.52% in 2012 mainly due to declining market interest rates combined with the impact of inclusion of acquired Home assets since the acquisition date in 2014. Specifically, the inclusion of acquired Home assets resulted in an earning asset mix with an increased portion of lower yielding securities and a reduced portion of loans. Meanwhile, lower market interest rates also resulted in the average rates paid on interest bearing liabilities for 2014 declining to 0.21% compared to 0.37% in 2013 and 0.67% in 2012.
Total interest income for 2014 increased $16.4 million, or 32.1%, compared to total interest income in 2013 due mainly to higher average earning loans. Total interest income for 2013 decreased approximately $3.9 million, or 7.1%, compared to total interest income in 2012 due mainly to lower rates on average loans. This decline in interest income was partially mitigated by a $1.0 million recovery of interest resulting from the full repayment of a non-accrual loan. Total interest expense declined by $0.5 million or 17.3% in 2014 as compared to 2013 mainly due to the effect of lower market interest rates on deposits rates and borrowing costs. Interest expense for 2013 declined $2.2 million, or 44.6%, as compared to 2012 mainly due to repricing of maturing time deposits and a reduction in borrowings which carry higher rates than core deposits. Borrowing rate costs were specifically benefited in 2014 and 2013 with the second quarter 2013 pay-off of $60.0 million of FHLB advances bearing a weighted average interest rate of 3.17%, thereby decreasing ongoing interest expense.
Net Interest Margin (NIM)
The Company’s net interest margin (“NIM”) decreased to 3.76% for 2014 compared to 3.90% for 2013 and 4.11% for 2012. The decrease in 2014 compared to 2013 was mainly due to the ongoing effect of lower market interest rates on the yield of earning assets and the high level of liquidity maintained subsequent to the Home acquisition, which is pending prospective deployment to loans and other earning assets. Excess liquidity is also a result of the Bank's strategy to redeploy long duration Home investment securities into a combination of floating and adjustable rate assets. The Company's strategic objective is to maintain moderate duration risk in the combined balance sheet and to enable the Bank to benefit from rising market interest rates. The decrease in 2013 compared to 2012 was primarily due to decreased rates on earning assets in 2013.
The following table presents further analysis of the components of the Company's NIM and sets forth for 2014, 2013, and 2012 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended December 31,
(dollars in thousands)	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$346,235	$8,982	2.59%	$220,383	$5,436	2.47%	$257,987	$5,839	2.26%
Interest bearing balances due from other banks	92,104	237	0.26%	92,748	245	0.26%	83,735	208	0.25%
Federal funds sold	128	—	—%	22	—	—%	23	—	—%
Federal Home Loan Bank stock	19,882	—	—%	10,130	—	—%	10,441	—	—%
Loans (1)(2)(3)	1,272,426	58,155	4.57%	914,493	45,304	4.95%	862,057	48,832	5.66%
Total earning assets/interest income	1,730,775	67,374	3.89%	1,237,776	50,985	4.12%	1,214,243	54,879	4.52%
Reserve for loan losses	(21,533)			(23,782)			(39,691)
Cash and due from banks	37,152			30,972			30,142
Premises and equipment, net	40,109			34,067			33,906
Bank-owned life insurance	46,834			36,115			35,166
Deferred tax asset	61,364			24,939			(1,867)
Goodwill	48,723			—			—
Accrued interest and other assets	34,309			16,550			26,452
Total assets	$1,977,733			$1,356,637			$1,298,351

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$803,271	$982	0.12%	$536,129	$732	0.14%	$501,141	$1,051	0.21%
Savings deposits	101,419	31	0.03%	45,457	22	0.05%	36,910	23	0.06%
Time deposits	203,817	1,270	0.62%	136,600	1,045	0.77%	144,485	2,017	1.40%
Other borrowings	2,214	6	0.27%	37,441	970	2.59%	60,000	1,908	3.18%
Total interest bearing liabilities/interest expense	1,110,721	2,289	0.21%	755,627	2,769	0.37%	742,536	4,999	0.67%
Demand deposits	566,577			412,396			394,382
Other liabilities	35,158			22,324			24,260
Total liabilities	1,712,456			1,190,347			1,161,178
Stockholders' equity	265,277			166,290			137,173
Total liabilities and stockholders' equity	$1,977,733			$1,356,637			$1,298,351

Net interest income		$65,085			$48,216			$49,880

Net interest spread			3.69%			3.75%			3.85%

Net interest income to earning assets			3.76%			3.90%			4.11%

(1) Average non-accrual loans included in the computation of average loans were $13.1 million for 2014, $15.8 million for 2013, and $11.1 million for 2012.

(2) Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled $2.2 million in 2014, $1.6 million in 2013, and $0.5 million in 2012.
(3) Includes loans held for sale.
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

	Year ended December 31,			Year ended December 31,
	2014 over 2013			2013 over 2012
	Total Increase	Amount of Change Attributed to		Total Increase	Amount of Change Attributed to
(dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$12,851	$17,732	$(4,881)	$(3,528)	$2,970	$(6,498)
Interest on investment securities	3,546	3,104	442	(403)	(851)	448
Other investment income	(8)	(2)	(6)	37	22	15
Total interest income	16,389	20,834	(4,445)	(3,894)	2,141	(6,035)

Interest expense:
Interest on deposits:
Interest bearing demand	250	365	(115)	(319)	73	(392)
Savings	9	27	(18)	(1)	5	(6)
Time deposits	225	514	(289)	(972)	(110)	(862)
Other borrowings	(964)	(913)	(51)	(938)	(717)	(221)
Total interest expense	(480)	(7)	(473)	(2,230)	(749)	(1,481)

Net interest income	$16,869	$20,841	$(3,972)	$(1,664)	$2,890	$(4,554)

Loan Loss Provision
The Company did not record a loan loss provision in 2014. The loan loss provision was $1.0 million in 2013 and $1.1 million in 2012. The decrease in 2014 compared to 2013 and 2012 was due primarily to a generally improving credit risk profile within the loan portfolio, including a trend of lower net charge-offs during the periods. At December 31, 2014, the reserve for loan losses was approximately $22.1 million while the reserve for unfunded commitments was $0.4 million, as compared to a reserve for loan losses of $20.9 million and a reserve for unfunded commitments of $0.4 million at December 31, 2013.
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
Non-interest Income
The following table details categories of non-interest income for the years ended December 31, 2014, 2013, and 2012, and the changes therein:

(dollars in thousands)	2014	2013	2014 to 2013 change	2012	2013 to 2012 change
Service charges on deposit accounts	$4,621	$3,031	$1,590	$3,244	$(213)
Card issuer and merchant services fees, net	6,213	3,310	2,903	2,632	678
Earnings on BOLI	986	862	124	1,022	(160)
Mortgage banking income, net	2,296	4,261	(1,965)	4,319	(58)
Swap fee income	1,847	430	1,417	—	430
SBA gain on sales and fee income	1,120	507	613	—	507
Other income	3,088	2,052	1,036	1,874	178
Total non-interest income	$20,171	$14,453	$5,718	$13,091	$1,362
Non-interest income increased $5.7 million, or 39.6%, in 2014 compared to 2013 due primarily to the inclusion of customer accounts and related revenues arising from the Home acquisition. Such volume related increases are reflected in higher total services charges, card issuer and merchant fees. In addition, customer interest rate swap fee income and SBA loan origination and sale related revenues improved markedly in 2014 with the successful expansion of these lines of business. The Bank entered these lines of business in 2013 to expand customer services and diversify its revenue sources. The increase in other income in 2014 was primarily related to a gain on sale of previously decommissioned branches. The 2014 increase was partially offset by lower residential mortgage origination volumes and related revenue during the period, largely due to the current rate environment. Total non-interest income for 2013 increased $1.4 million, or 10.4%, compared to 2012 as a result of increased card issuer and merchant service fees due to increased volumes, as well as increased swap fee and other income.
Non-interest Expenses
The following table details categories of non-interest expense for the years ended December 31, 2014, 2013, and 2012, and the changes therein:

(dollars in thousands)	2014	2013	2014 to 2013 change	2012	2013 to 2012 change
Salaries and employee benefits	$41,421	$32,651	$8,770	$31,559	$1,092
Occupancy	9,131	4,931	4,200	4,598	333
Information technology	4,346	2,488	1,858	1,842	646
Equipment	1,963	1,583	380	1,547	36
Communications	2,263	1,496	767	1,541	(45)
FDIC insurance	1,517	1,542	(25)	2,519	(977)
OREO	988	529	459	1,725	(1,196)
Professional services	8,121	4,249	3,872	3,999	250
Increase (decrease) in reserve for unfunded loan commitments	—	—	—	(1,110)	1,110
Prepayment penalties on FHLB borrowings	—	3,827	(3,827)	—	3,827
Card issuer	2,903	1,392	1,511	986	406
Insurance	1,214	659	555	682	(23)
Other expenses	7,474	5,623	1,851	5,953	(330)
Total non-interest expense	$81,341	$60,970	$20,371	$55,841	$5,129
Non-interest expense was $81.3 million in 2014 compared to $61.0 million in 2013 and $55.8 million in 2012. 2014 included expenses of operating the combined institution after the completion of the Home acquisition, as well as significant acquisition-related and one-time expenses.
Total salaries and benefits were $41.4 million in 2014 compared to $32.7 million in 2013 and $31.6 million in 2012. The increase in 2014 compared to 2013 primarily relates to the inclusion of former employees of Home who were retained by the Company after the completion of the Home acquisition, as well as severance costs for former Home employees who were not retained by the Company. The increase between 2013 and 2012 is primarily a result of a $1.3 million expense for human resource related costs, including certain incentive and severance obligations incurred in the second quarter of 2013, partially offset by decreased salaries due to fewer employees than in the prior year.

Occupancy, information technology, equipment and communications expenses, in the aggregate, increased $7.2 million in 2014 compared to 2013, primarily related to the effect of an increase in number of branches resulting from the Home acquisition. These expenses in 2013 increased $1.0 million compared to 2012 primarily due to branch consolidation costs of $0.4 million during the second quarter of 2013 as well as increased information technology expenses related to ongoing enhancement of banking services, including mobile banking for customers.
FDIC insurance remained level in 2014 compared to 2013 and declined $1.0 million in 2013 compared to 2012 levels. The decrease was due to reduced monetary assessments by the FDIC as a result of the Bank’s improved financial condition.
OREO expenses increased $0.5 million in 2014 compared to 2013, mainly as a result of provisions for losses on OREO properties acquired in the Home transaction. OREO expenses for 2013 declined $1.2 million compared to 2012 due to significant OREO dispositions during 2012 and the first half of 2013.
Professional services increased $3.9 million in 2014 compared to 2013, due primarily to acquisition-related expenses. Professional services remained flat in 2013 compared to 2012.
The reserve for unfunded loan commitments remained unchanged in 2014 and 2013 as there was no provision necessary for the periods. The reserve for unfunded loan commitments decreased $1.1 million in 2013 compared to 2012 because of changing estimates of applicable loss factors and usage levels for unused loan commitments.
Prepayment penalties on FHLB advances of $3.8 million were recorded in 2013. The Company incurred the penalties to prepay $60.0 million of advances to reduce ongoing interest expense. There were no prepayment penalties on FHLB borrowings in 2014 or 2012.
Card issuer expense increased $1.5 million in 2014 compared to 2013 and $0.4 million in 2013 compared to 2012, primarily due to higher transaction volume.
Insurance expense increased $0.6 million in 2014 compared to 2013, mainly due to the increased size of the Company, arising from the Home acquisition.
Other expenses increased $1.9 million in 2014 compared to 2013, mainly as a result of the inclusion of expenses related to Home's former operations incurred since the completion of the Home acquisition. Other expenses remained flat in 2013 compared to 2012.
Income Taxes
In 2014, the Company recorded an income tax provision of $0.2 million as compared to a benefit of $50.1 million in 2013. The income tax provision in 2014 represents a 4.5% effective tax rate on its $3.9 million of pretax income. This rate differs from statutory rates due primarily to a revaluation of net deferred tax assets, mainly related to an anticipated change in our applicable Federal rate from 34.0% to 35.0% at the time the net DTA will be utilized, less additional tax of $1.0 million arising from disallowed merger-related costs. Other differences to the effective tax rate were related to normal recurring permanent differences and tax credits. The Company expects its book tax rate for 2015 to approximate its net statutory rate of 39.5%.
The income tax benefit in 2013 is the result of the Company releasing substantially all of its DTA valuation allowance at December 31, 2012 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from its assessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other analyses.
The DTA valuation allowance was established during 2009 due to uncertainty regarding the Company's ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. At December 31, 2013, the Company determined it was more likely than not that a significant portion of the DTA would be realized and reversed its DTA valuation allowance. In reaching this determination, the Company evaluated its future taxable earnings projections and all other available evidence including the Company's earnings performance trend, expected continued profitability and improvements in the Company's financial condition.
At December 31, 2014 the Company has determined it will generate sufficient taxable income in the future to fully utilize its DTA. In its analysis, the Company considers whether it is more likely than not that some portion or all of the DTA will not be realized. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Financial Condition

Balance Sheet Overview

At December 31, 2014, total assets were $2.3 billion compared to $1.4 billion at December 31, 2013. The increase in total assets at December 31, 2014 compared to December 31, 2013 mainly reflects the $945.4 million in total assets at fair value acquired in the Home acquisition.
Net loans increased $495.2 million to $1.5 billion at December 31, 2014 compared to $973.6 million at December 31, 2013. The higher loan balance was largely attributable to $309.9 million in loans acquired in the Home acquisition, as well as growth through new loan originations in commercial real estate, small business loans and lines, consumer lending, residential mortgage and commercial and industrial portfolio, including shared national credits. The investment portfolio increased to $472.5 million at December 31, 2014 from $195.8 million a year earlier, mainly the result of the acquisition of Home. Cash and cash equivalents marginally increased to $83.1 million at December 31, 2014 from $81.8 million at December 31, 2013.
Total deposits increased $814.3 million to $2.0 billion at December 31, 2014, as compared to $1.2 billion at December 31, 2013. The increase in deposits includes the addition of $760.6 million of Home acquired deposits in the second quarter of 2014 and continued growth in core relationship deposits.
The Company had no FHLB borrowings outstanding at December 31, 2014 as compared to $27.0 million in short-term FHLB advances at December 31, 2013. The $27.0 million of short-term borrowings were paid off during the first quarter of 2014 to reduce ongoing interest expense.
Stockholders’ equity increased to $315.5 million at December 31, 2014, which is a $126.8 million increase over the balance at December 31, 2013 of $188.7 million. This increase was predominately due to the effect of the Home acquisition.
The following sections provide detailed analysis of the Company's financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits and capital position.
Investment Securities
The following table, which includes available-for-sale and held-to-maturity securities, shows the carrying value of the Company's portfolio of investments at December 31, 2014, 2013 and 2012:

(dollars in thousands)	2014	2013	2012
U.S. Agency mortgage backed securities (MBS) (1)	$346,355	$171,332	$221,315
Non-Agency MBS	66,697	13,097	20,854
U.S. Agency asset-backed securities	9,008	9,549	9,855
Commercial paper	7,470	—	5,000
Obligations of state and political subdivisions	41,840	706	1,023
Total debt securities	471,370	194,684	258,047
Tax credit investments	564	614	790
Mutual fund	527	503	520
Total investment securities	$472,461	$195,801	$259,357
(1) U.S. Agency MBS include private label MBS of approximately $9.3 million, $11.3 million and $14.4 million at December 31, 2014, 2013 and 2012, respectively, which are supported by FHA/VA collateral.
The Company's investment portfolio increased by $276.7 million from December 31, 2013 to December 31, 2014, primarily the result of the acquisition of Home. The investment portfolio decreased by $63.6 million from December 31, 2012 to December 31, 2013 mainly due to an increase in the principal pay downs of the Company's mortgage-backed securities and payoff of short-term commercial paper.
The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2014:

Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency and non-agency MBS
Due within 1 year	$622	0.68%
Due after 1 but within 5 years	30,257	1.83%
Due after 5 but within 10 years	157,643	2.41%
Due after 10 years	232,000	2.58%
Total U.S. Agency and non-agency MBS	420,522	2.46%
U.S. Agency asset-backed securities
Due after 10 years	9,008	4.64%
Total U.S. Agency asset-backed securities	9,008	4.64%
Obligations of state and political subdivisions (1)
Due within 1 year	195	3.78%
Due after 1 year but within 5 years	1,799	1.91%
Due after 5 but within 10 years	16,353	3.03%
Due after 10 years	23,493	3.42%
Total State and Political Subdivisions	41,840	3.21%
Total debt securities	471,370	2.57%
Mutual fund	527	2.18%
Tax credit investments	564	(8.49)%
Total investment securities	$472,461	2.44%
(1) Yields on tax-exempt securities are not stated on a tax equivalent basis.
Mortgage-backed securities ("MBS"), include collateralized mortgage obligations and adjustable rate mortgages, as well as direct pass through securities. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.
Investments are classified as “available-for-sale” and “held-to-maturity” and consist mainly of MBS and agency notes backed by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other-than-temporarily impaired. At December 31, 2014, the investment portfolio had gross unrealized losses on securities of $1.4 million compared to unrealized losses of $4.1 million at December 31, 2013. Management does not believe that these unrealized losses are other-than-temporary.
Loan Portfolio and Credit Quality
Loan Portfolio Composition
Net loans represented approximately 62.7% of total assets as of December 31, 2014. The Company makes most of its loans to customers located within the Company’s primary markets; however, in 2013 Cascade diversified its portfolio by lending to shared national credits, which are loans recorded in the commercial and industrial portfolio. Cascade's loan portfolio remains concentrated in real estate related loans because of the nature of the economies in its primary markets. The Company has no significant agricultural loans.
The following table presents the composition of the Company's December 31 loan portfolio at the dates indicated:

(dollars in thousands)	2014	% of total	2013	% of total	2012	% of total	2011	% of total	2010	% of total
Commercial real estate:
Owner occupied	$259,109	17.4%	$204,998	20.6%	$196,821	22.9%	$250,213	27.8%	$315,723	25.7%
Non-owner occupied and other	497,543	33.3%	347,014	34.8%	328,480	38.3%	313,311	34.8%	396,309	32.3%
Total commercial real estate loans	756,652	50.7%	552,012	55.4%	525,301	61.2%	563,524	62.6%	712,032	58.0%
Construction	125,428	8.4%	52,503	5.3%	45,650	5.3%	60,971	6.8%	158,463	12.9%
Residential real estate	204,687	13.7%	101,557	10.2%	85,494	10.0%	83,089	9.2%	102,486	8.4%
Commercial and industrial	368,475	24.7%	254,170	25.5%	162,213	18.9%	150,637	16.8%	205,692	16.8%
Consumer	37,298	2.5%	35,990	3.6%	39,506	4.6%	40,922	4.6%	47,687	3.9%
Total loans	1,492,540	100.0%	996,232	100.0%	858,164	100.0%	899,143	100.0%	1,226,360	100.0%
Less:
Deferred loan fees	(1,703)		(1,757)		(1,846)		(2,085)		(2,647)
Reserve for loan losses	(22,053)		(20,857)		(27,261)		(43,905)		(46,668)
Loans, net	$1,468,784		$973,618		$829,057		$853,153		$1,177,045
The following table provides the geographic distribution of the Company's loan portfolio by region as a percent of total company-wide loans at December 31, 2014. Loans to borrowers located outside the Company's primary markets, such as shared national credits and those residential loans where collateral is located outside of the Bank geographies, are segregated below.

	Central Oregon		Northwest Oregon		Southern Oregon		Idaho		Community Bank Total		Outside Primary Markets		Total
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Commercial real estate:
Owner occupied	$123,266	21.9%	$17,290	7.5%	$43,067	31.2%	$75,486	22.5%	$259,109	20.5%	$—	—%	$259,109	17.4%
Non-owner occupied and other	175,658	31.2%	117,818	51.2%	60,872	44.1%	143,195	42.7%	497,543	39.3%	—	—%	497,543	33.3%
Total commercial real estate loans	298,924	53.1%	135,108	58.7%	103,939	75.3%	218,681	65.2%	756,652	59.8%	—	—%	756,652	50.7%
Construction	40,174	7.1%	52,485	22.8%	6,363	4.6%	26,406	7.9%	125,428	9.9%	—	—%	125,428	8.4%
Residential real estate	129,079	22.9%	5,079	2.2%	8,684	6.3%	43,860	13.1%	186,702	14.7%	17,985	8.0%	204,687	13.7%
Commercial and industrial	77,078	13.8%	33,191	14.4%	15,520	11.3%	34,622	10.2%	160,411	12.7%	208,064	92.0%	368,475	24.7%
Consumer	17,545	3.1%	4,430	1.9%	3,457	2.5%	11,866	3.6%	37,298	2.9%	—	—%	37,298	2.5%
Total loans	$562,800	100.0%	$230,293	100.0%	$137,963	100.0%	$335,435	100.0%	$1,266,491	100.0%	$226,049	100.0%	$1,492,540	100.0%

At December 31, 2014, the contractual maturities of all loans by category were as follows:

(dollars in thousands)	Due within one year	Due after one year, but within five years	Due after five years	Total
Commercial real estate:
Owner occupied	$7,001	$58,601	$193,507	$259,109
Non-owner occupied and other	26,976	132,655	337,912	497,543
Total commercial real estate loans	33,977	191,256	531,419	756,652
Construction	51,313	25,202	48,913	125,428
Residential real estate	8,531	49,858	146,298	204,687
Commercial and industrial	32,915	157,937	177,623	368,475
Consumer	2,129	24,624	10,545	37,298
Total loans	$128,865	$448,877	$914,798	$1,492,540

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

The following provides information on the Company's commercial real estate loan portfolio and is based upon FDIC call report loan type categorization.
The $756.7 million commercial real estate ("CRE"), portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. CRE loans represent approximately 50.7% of total loans outstanding as of December 31, 2014. Approximately 34.2% of CRE loans are made to owner-occupied users of the commercial property, while 65.8% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. However, no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

(dollars in thousands)	2014	% of total CRE	% of total loans	2013
Commercial real estate:
Owner occupied	$259,109	34.2%	17.4%	$204,998
Non-owner occupied and other	497,543	65.8%	33.3%	347,014
Total commercial real estate loans	$756,652	100.0%	50.7%	$552,012

Lending and Credit Risk Management
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
The reserve for credit losses was $22.5 million or 1.51% of total loans as of December 31, 2014, as compared to $21.3 million, or 2.14% of loans, at December 31, 2013. The decline in the ratio was mainly a result of the loans acquired in the Home transaction. Purchase accounting resulted in the recording of Home loans at fair value, including a discount to the stated value of such loans that reflected a credit mark and an interest rate mark. On a periodic basis, the Company will evaluate the ongoing credit quality of the acquired portfolio to assess whether any remaining credit quality discount balances are adequate. Any deficiency in such determination could result in a provision to the reserve for loan losses.
The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense.
The following table allocates the Company's reserve for credit losses among major loan types for the years indicated.

	2014			2013
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$5,614	0.7%	50.7%	$9,565	1.7%	55.4%
Construction	1,133	0.9%	8.4%	535	1.0%	5.3%
Residential real estate	2,121	1.0%	13.7%	2,381	2.3%	10.2%
Commercial and industrial	6,844	1.9%	24.7%	6,261	2.5%	25.5%
Consumer	1,047	2.8%	2.5%	1,401	3.9%	3.6%
Committed/unfunded	440	—%	—%	440	—%	—%
Unallocated	5,294	—%	—%	714	—%	—%
Total reserve for credit losses	$22,493	1.5%	100.0%	$21,297	2.1%	100.0%

	2012			2011
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$11,596	2.2%	61.2%	$21,648	3.8%	62.6%
Construction	1,583	3.5%	5.3%	5,398	8.9%	6.8%
Residential real estate	3,551	4.2%	10.0%	3,259	3.9%	9.2%
Commercial and industrial	7,267	4.5%	18.9%	11,291	7.5%	16.8%
Consumer	2,177	5.5%	4.6%	2,292	5.6%	4.6%
Committed/unfunded	440	—%	—%	1,550	—%	—%
Unallocated	1,087	—%	—%	17	—%	—%
Total reserve for credit losses	$27,701	3.2%	100.0%	$45,455	5.1%	100.0%

				2010
				Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate				$14,338	2.0%	58.0%
Construction				12,652	8.0%	12.9%
Residential real estate				4,116	4.0%	8.4%
Commercial and industrial				12,220	5.9%	16.8%
Consumer				2,966	6.2%	3.9%
Committed/unfunded				941	—%	—%
Unallocated				376	—%	—%
Total reserve for credit losses				$47,609	3.9%	100.0%

In the above table, the percentage of the reserve for loan losses allocated to various loan types declined between 2014 and 2013. This is a result of the addition of Home loans to the Company’s portfolio during 2014. Also the table reflects an increase in the portion of the reserve designated as unallocated. Unallocated increased to $5.3 million of the total reserve as of December 31, 2014 as compared to $0.7 million at December 31, 2013. The Company has determined the level of unallocated reserve is appropriate based upon the lack of seasoning with respect to is methodology enhancement, which related to estimating reserves against certain loan pools as opposed to reserving on a loan by loan basis for such loans. In addition, the unallocated reflects the lack of seasoning as to credit quality performance of its recently acquired Home and shared national credits portfolios.
The following table summarizes the Company's reserve for loan losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Loans outstanding at end of period, net of deferred loan fees	$1,490,837	$994,475	$856,318	$897,058	$1,223,713
Average loans outstanding during the period	$1,272,426	$914,493	$862,057	$1,080,120	$1,377,674
Reserve for loan losses, balance beginning of period	$20,857	$27,261	$43,905	$46,668	$58,586

Recoveries:
Commercial real estate	1,801	1,034	198	119	166
Construction	1,242	708	584	1,551	4,193
Residential real estate	929	433	262	164	181
Commercial and industrial	2,158	2,694	3,094	1,453	4,221
Consumer	309	263	311	305	351
	6,439	5,132	4,449	3,592	9,112

Loans charged off:
Commercial real estate	(1,268)	(3,268)	(13,079)	(22,717)	(3,220)
Construction	(296)	(1,915)	(264)	(30,824)	(20,639)
Residential real estate	(874)	(590)	(2,620)	(5,217)	(4,858)
Commercial and industrial	(1,563)	(5,508)	(5,024)	(20,106)	(12,462)
Consumer	(1,242)	(1,255)	(1,206)	(2,491)	(3,851)
	(5,243)	(12,536)	(22,193)	(81,355)	(45,030)
Net loan recoveries (charge-offs)	1,196	(7,404)	(17,744)	(77,763)	(35,918)
Provision charged to operations	—	1,000	1,100	75,000	24,000
Reserve for loan losses, balance end of period	$22,053	$20,857	$27,261	$43,905	$46,668
Ratio of net loans charged-off to average loans outstanding	(0.09)%	0.81%	2.06%	7.20%	2.61%
Ratio of reserve for loan losses to loans at end of period	1.48%	2.10%	3.18%	4.89%	3.81%
The following table presents information with respect to non-performing assets ("NPAs"), for the years presented.

(dollars in thousands)	2014	2013	2012	2011	2010
Loans on nonaccrual status	$11,685	$7,226	$17,220	$9,111	$80,997
Loans past due 90 days or more but not on nonaccrual status	54	1,083	1,533	23	7
OREO	3,309	3,144	6,552	21,270	39,536
Total non-performing assets	$15,048	$11,453	$25,305	$30,404	$120,540
Selected ratios:
Non-performing loans to total gross loans	0.79%	0.83%	2.19%	1.03%	6.62%
NPAs to total gross loans and OREO	1.00%	1.14%	2.93%	3.32%	9.54%
NPAs to total assets	0.64%	0.81%	1.94%	2.32%	7.02%
The following table presents the composition of NPAs for the years presented. As of December 31, 2014, commercial real estate represented 60.0% of NPAs; construction 10.0%; residential real estate 22.3%; commercial and industrial 7.0%; and consumer 0.7%.

(dollars in thousands)	2014	2013	2012	2011	2010
Commercial real estate:
Owner occupied	$7,090	$4,443	$4,836	$1,930	$6,510
Non-owner occupied and other	1,940	687	8,618	4,619	13,730
Total commercial real estate loans	9,030	5,130	13,454	6,549	20,240
Construction	1,505	2,894	6,833	15,322	72,605
Residential real estate	3,352	477	1,774	5,966	10,867
Commercial and industrial	1,060	2,946	3,231	2,544	16,821
Consumer	101	6	13	23	7
Total non-performing assets	$15,048	$11,453	$25,305	$30,404	$120,540

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful. Interest income that was reversed and charged against income was $0.2 million in 2014, $0.6 million in 2013, and $0.5 million in 2012. Interest income that would have been recorded in 2014 had nonaccrual loans at December 31, 2014 been on accrual status throughout the year would have been $0.5 million.
During the Company's normal loan review procedures, a loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Certain small balance homogeneous loans are collectively measured for impairment. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. At December 31, 2014 and 2013, the Company's recorded investment in certain loans that were considered to be impaired was $33.7 million and $40.5 million, respectively, and specific valuation allowances were $0.1 million and $0.8 million, respectively.
The following table presents the outstanding balance for loans that previously went through a troubled debt restructuring("TDRs") for the years presented:

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
TDR balance	$29,137	$34,475	$44,968	$45,597	$62,822
TDRs classified as non-accrual loans	$2,439	$1,252	$1,406	$1,851	$19,539
Remaining commitments to lend on TDRs	$—	$—	$962	$33	$95
The TDRs for the years presented above are classified as impaired loans and, in the opinion of management, were reserved appropriately.
Management, to the best of its ability, works to properly classify loans. As of December 31, 2014, management was unaware of any loans that are not disclosed above as nonaccrual, past due or TDR and with respect to which there was known information about possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or TDR. The decrease in TDR balance outstanding since December 31, 2010 has been a result of management's efforts to remediate loans that are considered TDR by working with the borrowers to pay the loans off, or down.
Bank-Owned Life Insurance
The Company has purchased bank-owned life insurance ("BOLI") to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company's "Notes to Consolidated Financial Statements" in Item 8 of this report. During 2014, 2013, and 2012, the Bank did not purchase any new BOLI. In 2014, however, the Bank did acquire $15.9 million in policies as part of the Home acquisition. As of December 31, 2014 and 2013, the cash surrender value of the Bank’s total BOLI policies was

$53.4 million and $36.6 million, respectively. The Bank recorded income from the BOLI policies $1.0 million in 2014, $0.9 million in 2013 and $1.0 million in 2012.
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
Liabilities
Deposit Liabilities and Time Deposit Maturities
At December 31, 2014, total deposits were $2.0 billion, compared to $1.2 billion at December 31, 2013 and $1.1 billion at December 31, 2012. The increase from December 31, 2013 to December 31, 2014 was across all deposit categories and primarily resulted from the $760.6 million of Home deposits acquired in the second quarter of 2014, expanded customer relationships and a strengthening economy in our market areas.
At December 31, 2014, 2013 and 2012, the Company did not have any wholesale brokered deposits, however, at December 31, 2014 and 2013, the Company had deposits obtained through the Bank's reciprocal Certificate of Deposit Account Registry Service ("CDARS") program totaling $11.5 million and $21.7 million, respectively. Banks that are not “well-capitalized” or subject to regulatory restrictions are prohibited from acquiring wholesale brokered deposits. Since the lifting of regulatory restrictions in 2013, the Company is under no restrictions with respect to wholesale brokered deposits.
The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
	2014 Average		2013 Average		2012 Average
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$566,577	N/A	$412,396	N/A	$394,382	N/A
Interest-bearing demand	803,271	0.12%	536,129	0.14%	501,141	0.21%
Savings	101,419	0.03%	45,457	0.05%	36,910	0.06%
Time	203,817	0.62%	136,600	0.77%	144,485	1.40%
Total Deposits	$1,675,084		$1,130,582		$1,076,918

As of December 31, 2014, the Company's time deposit liabilities had the following times remaining to maturity:

	Time deposits of $100,000 or more (1)		All other time deposits (2)
(dollars in thousands)	Amount	Percent	Amount	Percent
Due in 3 months or less	$24,470	21.5%	$27,644	22.4%
Due after 3 months through 6 months	13,009	11.4%	22,181	18.0%
Due after 6 months through 12 months	28,333	24.9%	32,527	26.3%
Due after 12 months	47,863	42.2%	41,111	33.3%
Total	$113,675	100.0%	$123,463	100.0%

(1) Time deposits of $100,000 or more represent 5.7% of total deposits as of December 31, 2014.
(2) All other time deposits represent 6.2% of total deposits as of December 31, 2014.

Other Borrowings
At December 31, 2014, the Bank had no borrowings from the FHLB and no borrowings with FRB. At December 31, 2013, the Bank had $27.0 million in short-term borrowings from FHLB bearing a weighted average rate of 0.25% and no borrowings with FRB. At December 31, 2012, the Bank had $60.0 million in long-term borrowings from FHLB with maturities ranging from 2014 to 2017 bearing a weighted average rate of 3.13% and no borrowings with the FRB. In the second quarter of 2013, the Bank prepaid the $60.0 million of long-term borrowings and incurred prepayment penalties of $3.8 million in 2013. As of

December 31, 2014, 2013 and 2012, the Bank had no off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank.
Off-Balance Sheet Arrangements
A schedule of significant off-balance sheet commitments at December 31, 2014 and 2013 is included in the following table (dollars in thousands):

(dollars in thousands)	December 31, 2014	December 31, 2013
Commitments to extend credit	$371,871	$245,906
Commitments under credit card lines of credit	28,822	24,321
Standby letters of credit	4,201	2,161
Total off-balance sheet financial instruments	$404,894	$272,388

Stockholder’s Equity and Capital Resources
The Company's total stockholders’ equity at December 31, 2014 was $315.5 million, an increase of $126.8 million from $188.7 million at December 31, 2013. The balance at December 31, 2013 was also an increase of $47.9 million from December 31, 2012. The increase in total stockholders’ equity from December 31, 2013 to December 31, 2014 was predominately due to the effect of the Home acquisition, as well as the net income recorded for the year ended December 31, 2014 of $3.7 million. The increase in stockholders’ equity from December 31, 2012 to December 31, 2013 primarily resulted from net income of $50.8 million for the year ended December 31, 2013, which was the result of the release of substantially all of the its DTA valuation allowance during the second quarter of 2013.
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
Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 6.00% and 10.00% for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital, respectively. At December 31, 2014 and December 31, 2013, Bancorp's and Bank's capital ratios, presented in the table below, met regulatory benchmarks for a "well-capitalized" designation.

	December 31, 2014	December 31, 2013
Bancorp
Tier 1 leverage (to average assets)	7.66%	10.49%
Tier 1 capital (to risk-weighted assets)	9.91%	12.99%
Total capital (to risk-weighted assets)	11.16%	14.25%

Bank
Tier 1 leverage (to average assets)	7.51%	10.49%
Tier 1 capital (to risk-weighted assets)	9.73%	13.01%
Total capital (to risk-weighted assets)	10.98%	14.27%

Liquidity and Sources of Funds
The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At December 31, 2014, liquid assets of the Bank were mainly interest bearing balances held at FRB totaling $34.2 million compared to $39.5 million at December 31, 2013.
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
The Bank may augment core deposits with borrowings or wholesale funds from time to time, including brokered deposits. Currently, the Bank accepts local relationship-based reciprocal Certificate of Deposit Account Registry Service ("CDARS") and Demand Deposit Marketplace ("DDM deposits"). These deposits are technically classified as brokered deposits. At December 31, 2014, the Company had $11.5 million in reciprocal CDARS and $54.3 million in reciprocal DDM deposits. At December 31, 2013, the Company had $21.7 million in reciprocal CDARS and no reciprocal DDM deposits. At December 31, 2012, the Company did not have any brokered deposits. Banks that are not “well-capitalized” or that are subject to regulatory restrictions are to refrain from acquiring wholesale brokered deposits. Since the lifting of regulatory restrictions in 2013, the Company is under no restrictions with respect to wholesale brokered deposits.
The Bank accepts deposits from public funds within its primary markets. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds held by the Bank. At December 31, 2014, the Bank was in compliance with this statute. As of December 31, 2014, there are no collateral requirements set on Idaho public deposits.
The Bank also utilizes borrowings and lines of credit as sources of funds. At December 31, 2014, the FHLB had extended the Bank a secured line of credit of $466.8 million (20.0% of total assets) accessible for short- or long-term borrowings given sufficient qualifying collateral. As of December 31, 2014, the Bank had qualifying collateral pledged for FHLB borrowings totaling $474.9 million, none of which have been utilized by the Bank. At December 31, 2014, the Bank also had undrawn borrowing capacity at FRB of approximately $14.0 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At December 31, 2014, the Company had no outstanding borrowings under these federal fund borrowing agreements.
Liquidity may be affected by the Bank’s routine commitments to extend credit. At December 31, 2014, the Bank had approximately $404.9 million in outstanding commitments to extend credit, compared to approximately $272.4 million at December 31, 2013. The increase during 2014 relates to additional volume from the Home acquisition, as well as growth in existing and new customer lending relationships. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.
The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of December 31, 2014, the Company held unpledged investments with a book value that totaled $285.2 million compared to $24.4 million at December 31, 2013. The increase in 2014 compared to 2013 related primarily to investments acquired in the Home acquisition.
As of December 31, 2014, the Bank’s primary liquidity ratio (net cash, plus short-term and marketable assets divided by net deposits and short term liabilities) was 32.05%.
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
Certain Ratios
Below are key ratios for the Company for the periods provided. The fluctuation in 2014 and 2013 ratios below is largely attributable to the acquisition of Home in 2014 and the income tax benefit of $50.1 million primarily realized through the reversal of the valuation allowance against the Company's DTA in the second quarter of 2013.

	2014	2013	2012
Return on average total stockholders' equity	1.41%	28.89%	4.34%
Return on average total assets	0.19%	3.78%	0.46%
Average stockholders' equity to average total assets	13.41%	12.26%	10.55%
Total efficiency ratio (1)	95.41%	97.29%	88.68%
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under SEC rules and regulations, as a smaller reporting company transitioning to the accelerated filer disclosure requirements, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

The following reports, audited consolidated financial statements and notes thereto are set forth in this Report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon

We have audited the accompanying consolidated balance sheets of Cascade Bancorp as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cascade Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 9, 2015

 Cascade Bancorp & Subsidiary
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands)

	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$39,115	$33,300
Interest bearing deposits	43,701	48,527
Federal funds sold	273	22
Total cash and cash equivalents	83,089	81,849
Investment securities available-for-sale	319,882	194,481
Investment securities held-to-maturity, estimated fair value of $155,555 ($1,342 in 2013)	152,579	1,320
Federal Home Loan Bank (FHLB) stock	25,646	9,913
Loans held for sale	6,690	10,359
Loans, net	1,468,784	973,618
Premises and equipment, net	43,649	32,953
Bank-owned life insurance (BOLI)	53,449	36,567
Other real estate owned (OREO), net	3,309	3,144
Deferred tax asset (DTA), net	66,126	50,068
Core Deposit Intangible (CDI)	7,683	529
Goodwill	80,082	—
Other assets	30,169	11,418
Total assets	$2,341,137	$1,406,219

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$619,377	$431,079
Interest bearing demand	995,497	544,668
Savings	129,610	50,258
Time	237,138	141,315
Total deposits	1,981,622	1,167,320
FHLB borrowings	—	27,000
Other liabilities	44,032	23,184
Total liabilities	2,025,654	1,217,504

Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,491,850 issued and outstanding (47,592,061 in 2013)	450,999	330,839
Accumulated deficit	(138,351)	(142,088)
Accumulated other comprehensive income (loss)	2,835	(36)
Total stockholders' equity	315,483	188,715
Total liabilities and stockholders' equity	$2,341,137	$1,406,219
The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Income
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share amounts)

	2014	2013	2012
Interest income:
Interest and fees on loans	$58,155	$45,304	$48,832
Interest on investments	8,982	5,436	5,839
Other investment income	237	245	208
Total interest income	67,374	50,985	54,879

Interest expense:
Deposits:
Interest bearing demand	982	732	1,051
Savings	31	22	23
Time	1,270	1,045	2,017
Other borrowings	6	970	1,908
Total interest expense	2,289	2,769	4,999

Net interest income	65,085	48,216	49,880
Loan loss provision	—	1,000	1,100
Net interest income after loan loss provision	65,085	47,216	48,780

Non-interest income:
Service charges on deposit accounts	4,621	3,031	3,244
Card issuer and merchant services fees, net	6,213	3,310	2,632
Earnings on BOLI	986	862	1,022
Mortgage banking income, net	2,296	4,261	4,319
Swap fee income	1,847	430	—
SBA gain on sales and fee income	1,120	507	—
Other income	3,088	2,052	1,874
Total non-interest income	20,171	14,453	13,091

Non-interest expense:
Salaries and employee benefits	41,421	32,651	31,559
Occupancy	9,131	4,931	4,598
Information technology	4,346	2,488	1,842
Equipment	1,963	1,583	1,547
Communications	2,263	1,496	1,541
FDIC insurance	1,517	1,542	2,519
OREO expense	988	529	1,725
Professional services	8,121	4,249	3,999
Increase (decrease) in reserve for unfunded loan commitments	—	—	(1,110)
Prepayment penalties on FHLB borrowings	—	3,827	—
Card issuer	2,903	1,392	986
Insurance	1,214	659	682
Other expenses	7,474	5,623	5,953
Total non-interest expense	81,341	60,970	55,841

Income before income taxes	3,915	699	6,030
Income tax (provision) benefit	(178)	50,146	(79)
Net income	$3,737	$50,845	$5,951

Basic and diluted income per share:
Net income per common share (basic)	$0.06	$1.08	$0.13
Net income per common share (diluted)	$0.06	$1.07	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Net Income	$3,737	$50,845	$5,951

Other Comprehensive income (loss):
Change in unrealized gains (losses) on investment securities available-for-sale	4,515	(5,999)	1,572
Tax effect of the unrealized gains (losses) on investment securities available-for-sale	(1,644)	2,279	(597)
Total other comprehensive income (loss)	2,871	(3,720)	975
Comprehensive income	$6,608	$47,125	$6,926

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Number of shares	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' equity
Balances at December 31, 2011	47,236,725	$329,056	$(198,884)	$2,709	$132,881
Comprehensive income	—	—	5,951	975	6,926
Issuance of common stock, net	44,917	—	—	—	—
Restricted stock grants, net	44,664	—	—	—	—
Stock-based compensation expense	—	1,050	—	—	1,050
Tax effect on nonvested restricted stock	—	(82)	—	—	(82)
Balances at December 31, 2012	47,326,306	330,024	(192,933)	3,684	140,775
Comprehensive income (loss)	—	—	50,845	(3,720)	47,125
Issuance of common stock, net	68,871	30	—	—	30
Restricted stock grants, net	196,884	—	—	—	—
Stock-based compensation expense	—	889	—	—	889
Tax effect on nonvested restricted stock		(104)	—	—	(104)
Balances at December 31, 2013	47,592,061	330,839	(142,088)	(36)	188,715
Comprehensive income (loss)	—	—	3,737	2,871	6,608
Issuance of common stock, net	24,454,170	119,285	—	—	119,285
Restricted stock grants, net	445,619	—	—	—	—
Stock-based compensation expense	—	1,214	—	—	1,214
Tax effect on nonvested restricted stock	—	(339)	—	—	(339)
Balances at December 31, 2014	72,491,850	$450,999	$(138,351)	$2,835	$315,483

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$3,737	$50,845	$5,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,694	3,052	3,555
Loan loss provision	—	1,000	1,100
Write-down of OREO	1,163	355	1,261
Credit for deferred income taxes	(577)	(50,068)	(597)
Loan premiums, net	(1,181)	(2,268)	(2,432)
Deferred benefit plan income	(1,287)	(972)	(315)
Stock-based compensation expense	1,214	889	1,050
Gains on sales of OREO	(203)	(81)	(104)
Loss on sale of premises and equipment	—	140	—
Increase in cash surrender value of BOLI	(986)	(862)	(1,022)
Increase in other assets	(3,050)	(828)	(1,756)
Increase (decrease) in other liabilities	(2,830)	2,026	384
Originations of mortgage loans for sale	(67,823)	(121,787)	(157,653)
Proceeds from sales of mortgage loans	72,673	128,304	158,262
Net cash provided by operating activities	5,544	9,745	7,684

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(76,757)	(13)	(520,153)
Purchases of investment securities held to maturity	(2,292)	—	—
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	88,466	56,148	472,134
Proceeds from maturities, calls and sales of investment securities held-to-maturity	19,193	492	674
Proceeds from redemption of FHLB stock	882	372	187
Loan (originations) reductions, net	(102,946)	(158,290)	21,666
Purchases of premises and equipment, net	(1,034)	(207)	(1,819)
Proceeds from sales of other assets	2,669	—	—
Proceeds from sales of OREO	2,580	5,219	14,891
Net cash assumed in AWB branch acquisition	—	22,828	—
Net cash received from acquisition of Home	38,620	—	—
Net cash used in investing activities	(30,619)	(73,451)	(12,420)

Cash flows from financing activities:
Net increase (decrease) in deposits	53,654	65,601	(10,593)
Proceeds from stock options exercised	—	30	—
Tax effect of non-vested restricted stock	(339)	(104)	(82)
FHLB advance borrowing	110,000	132,000	—
Repayment of FHLB advances	(137,000)	(165,000)	—
Net cash provided by (used in) financing activities	26,315	32,527	(10,675)
Net increase (decrease) in cash and cash equivalents	1,240	(31,179)	(15,411)
Cash and cash equivalents at beginning of period	81,849	113,028	128,439
Cash and cash equivalents at end of period	$83,089	$81,849	$113,028

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

Certain prior year amounts have been reclassified to conform with the 2014 presentation. None of these reclassifications have an effect on net income or net cash flows.

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

Method of accounting

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates.

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
The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts. At December 31, 2014, the Bank was not required to maintain any specific balances in correspondent bank accounts.

Supplemental disclosures of cash flow information

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Noncash investing and financing activities consist of unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; and the transfer of approximately $0.2 million, $2.1 million, and $1.3 million of loans to other real estate owned (“OREO”) in 2014, 2013, and 2012, respectively.

During 2014, 2013, and 2012, the Company paid approximately $8.1 million, $3.0 million, and $5.1 million, respectively, in interest expense.

During 2014, 2013, and 2012, the Company made income tax payments of nil, $0.1 million and $0.1 million, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income. The Company had no trading securities during 2014, 2013, and 2012.

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

In estimating other-than-temporary impairment (“OTTI”) losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be OTTI would result in write-downs of the individual securities to their fair value. The fair value of the security then becomes the new cost basis. The related write-downs to fair value for available-for-sale equity securities would be included in earnings as realized losses. For individual debt securities which the Company does not intend to sell and for which it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI losses would be evaluated and (1) the portion related to credit losses would be included in earnings as realized losses and (2) the portion related to market or other factors would be recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual debt securities which the Company intends to sell or for which it more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date. For individual debt securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis. Management believes that all unrealized losses on investment securities at December 31, 2014 and 2013 are temporary (see Note 4).

FHLB stock

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2014 and 2013, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

As of December 31, 2014 the FHLB is considered “adequately capitalized” by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The FHLB continues to operate under a Consent Order entered into on October 25, 2010 with the FHFA, as amended on November 22, 2013, which requires the FHLB to take certain specified actions related to its business and operations.  Under the amended Consent Order, the FHLB is precluded from repurchasing, redeeming and paying dividends on its capital stock without FHFA approval.  However, in 2014 and 2013, the FHLB repurchased 8,812 and 3,722 shares of excess capital stock owned by the Bank for $0.9 million and $0.4 million, respectively. While the FHLB was classified as “adequately capitalized” as of December 31, 2014 and 2013, the Company does not believe that its investment in FHLB stock is impaired and management has not recorded an impairment of the carrying value of FHLB stock as of December 31, 2014 and 2013. However, this analysis could change in the near-term if: 1) significant other-than-temporary losses are incurred on the FHLB’s mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

The FHFA approved the proposed merger of the FHLB with the Federal Home Loan Bank of Des Moines on December 22, 2014.  The proposed merger remains subject to the satisfaction of specific closing conditions and the approval by the members of both the FHLB and the Federal Home Loan Bank of Des Moines.  Although it is unclear what effect, if any, the proposed merger will have on the Bank’s FHLB investment requirement and borrowing capacity, the Company believes that the FHLB will continue to serve as a source of liquidity and that the proposed merger will not adversely affect the Company’s business, financial condition or results of operations.

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

At December 31, 2014 and 2013, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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
Years Ended December 31, 2014, 2013 and 2012

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
The reserve for loan losses may include an unallocated amount based upon the Company’s judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above.

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

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in the Bank’s unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $0.4 million at both December 31, 2014 and 2013 and these amounts are included in other liabilities in the accompanying consolidated balance sheets. Increases

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

(decreases) in the reserve for unfunded loan commitments are recorded in non-interest expenses in the accompanying consolidated statements of income.

Mortgage servicing rights (“MSRs”)

Net MSRs were $2.2 million at December 31, 2014 and 2013. MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. MSRs are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate, and term. Impairment adjustments, if any, are recorded through a valuation allowance. Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received.
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

The Company has CDI of $7.7 million and $0.5 million at December 31, 2014 and 2013, respectively, resulting from a business combination in 2014 and branch acquisitions in 2013.

Bank-owned life insurance (“BOLI”)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2014 and 2013, the Company had $28.3 million and $27.9 million, respectively, of separate account BOLI and $25.1 million and $8.7 million, respectively, of general account BOLI.

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect, the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The underlying funds within the separate account structure generated positive performance during 2014, 2013, and 2012. There can be no assurance that losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future.

Other Real Estate Owned (“OREO”)

OREO, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, and any disposition gains or losses are included in non-interest expenses. The valuation of OREO is subjective in nature and may be adjusted in the future because of changes in economic conditions. The valuation of OREO is also subject to review by federal and state bank regulatory authorities who may require increases or decreases to carrying amounts based on their evaluation of the information available to them at the time of their examinations of the Bank. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling OREO, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

assessments are only updated on an annual basis, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes - and any related adjustments - are generally recorded at the time such information is received. OREO valuation adjustments have been recorded on certain OREO properties. These adjustments are recorded in OREO expense in the Company’s consolidated statements of income.
OREO, net of specific property valuation allowances, was $3.3 million, $3.1 million, and $6.6 million at December 31, 2014, 2013, and 2012, respectively.
Advertising

Advertising costs are generally charged to expense during the year in which they are incurred. Advertising expense was $0.9 million, $1.0 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

At both December 31, 2014 and 2013, the Company had a $0.1 million valuation allowance against its DTA due to reversal of substantially all of the Company's DTA valuation allowance at December 31, 2012 of $41.7 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from a reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other analyses.

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

Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The Company recorded non-interest income of $1.8 million and $0.4 million related to swap fee income for the years ended December 31, 2014 and 2013, respectively. There was no impact to the statement of income for the year ending December 31, 2012. The fair value of the swap agreement assets and liabilities were $4.8 million and $4.8 million at December 31, 2014 and insignificant as of December 31, 2013. The notional amount of open interest rate swap agreements at December 31, 2014 and December 31, 2013 was $82.9 million and $16.0 million.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $58.5 million and $59.6 million were held in trust as of December 31, 2014 and 2013, respectively.

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

Preferred stock

Bancorp may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights, and limitations, all as determined by the Board. Preferred stock may be issued with or without voting rights, not to exceed one vote per share, except in certain circumstances and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2014 and 2013, there were no shares of preferred stock issued and outstanding.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and the changes in net unrealized appreciation or depreciation in the fair value of investment securities available-for-sale, net of taxes.

New authoritative accounting guidance

In August 2014, the FASB issued ASU 2014-14. "Receivables- Troubled Debt Structurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" ("ASU 2014-14"). ASU 2014-14 clarifies accounting and reporting for foreclosed mortgage loans when the loan is subject to a government guarantee. The provisions require that a mortgage loan be derecognized and that a separate other receivable recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual period and interim periods within those annual periods, beginning after December 15, 2014. Adoption of ASU 2014-14 is not expected to have a material impact on our consolidated financial statements.

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
Years Ended December 31, 2014, 2013 and 2012

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

2. Business Combinations

Home Federal Bank ("Home")

On May 16, 2014 (the "Home Acquisition Date"), pursuant to the Agreement and Plan of Merger, dated as of October 23, 2013 (the "Merger Agreement"), between the Company and Home, Home merged with and into Cascade with Cascade continuing as the surviving corporation (the "Merger"). Immediately after the Merger, Home Federal Bank, a wholly-owned subsidiary of Home, merged with and into Bank of the Cascades, a wholly-owned subsidiary of Cascade, with Bank of the Cascades continuing as the surviving bank. The results of Home's operations are included in the Company's financial results beginning on the Home Acquisition Date.

All of Home’s common stock was converted into the right to receive $8.43 in cash and 1.6772 shares of Cascade common stock. The conversion of Home’s common stock into Cascades common stock resulted in Cascade issuing 24,309,131 shares of its common stock.

The Merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Home Acquisition Date. Preliminary goodwill of $80.1 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the two banking organizations as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the Merger is accounted for as a tax-free exchange.

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
Years Ended December 31, 2014, 2013 and 2012

impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Home’s previously established reserve for loan losses.

The following table provides a summary of the purchase price calculation as of the Home Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair values. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the Home Acquisition Date based on additional information that may be obtained by us that existed as of the Home Acquisition Date.

Purchase Price (in thousands, except share data)
Cascade Bancorp common stock shares issued for Home Federal shares		24,309,131
Cascade share price as calculated in the Merger Agreement		$4.91
Consideration from common stock conversion (1.6772 ratio)		$119,285
Consideration paid in cash ($8.43 per share)		$122,163
Total purchase price		241,448
ASSETS
Cash and cash equivalents	$160,782
Investment securities	318,893
Loans	392,411
Premises and equipment	17,432
Other real estate owned	3,514
Deferred tax asset	15,514
BOLI	15,896
Other assets	13,259
Core deposit intangible	7,667
Total assets	$945,368
LIABILITIES
Deposits	$760,648
Other liabilities	23,354
Total liabilities	$784,002
Net identifiable assets acquired		161,366
Goodwill		$80,082

(1) The core deposit intangible is being amortized over a 10 year period, which is its expected useful life.

Merger related charges of $11.6 million were recorded in the consolidated statement of comprehensive income for the year to date December 31, 2014. Such expenses were primarily related to professional and legal services, equipment and property maintenance, and information system charges incurred in connection with the acquisition.

The following table provides the unaudited pro forma information for the results of operations for the year to date periods ended December 31, 2014 and 2013, as if the acquisition had occurred on January 1, 2013. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Home’s loan, investment and deposit portfolios. In addition, merger-related expenses and certain change in control costs incurred in 2014 have been excluded from the pro forma December 31, 2014 results and included in the pro forma results for December 31, 2013. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the Merger occurred on January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	Twelve Months Ended December 31,
	2014	2013
Net interest income	$79,373	$77,932
Non interest expense	89,205	110,454
Net income	11,288	27,308
Net income per diluted share	0.16	0.38

AmericanWest Bank ("AWB") Branch Acquisition
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
The following is a condensed balance sheet disclosing the estimated fair value amounts of the acquired branches of AWB assigned to the major consolidated asset and liability captions at the acquisition date (dollars in thousands):

Cash and cash equivalents	$22,828
Loans, net	1,635
Premises and equipment, net	475
Core deposit intangible	529
Other assets	19
Total assets	$25,486

Deposits	$25,485
Other liabilities	1
Total liabilities and stockholders’ equity	$25,486
The core deposit intangible asset recognized as part of the business combination will be amortized over its estimated useful life of approximately 10 years.
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

3. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB ($16.8 million and $8.0 million at December 31, 2014 and 2013, respectively). Accordingly, the Bank complies with such requirements by holding cash on hand and maintaining average reserve balances on deposit with the FRB in accordance with such regulations.

4. Investment securities

Investment securities at December 31, 2014 and 2013 consisted of the following (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2014
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$232,514	$4,562	$(896)	$236,180
Non-agency MBS	66,872	232	(407)	66,697
U.S. Agency asset-backed securities	8,192	858	(42)	9,008
Corporate debt securities	7,333	137	—	7,470
Mutual fund	514	13	—	527
	$315,425	$5,802	$(1,345)	$319,882
Held-to-maturity
U.S. Agency mortgage-backed securities (MBS)	$110,175	$2,032	$—	$112,207
Tax credit investments	564	—	—	564
Obligations of state and political subdivisions	41,840	962	(18)	42,784
	$152,579	$2,994	$(18)	$155,555

2013
Available-for-sale
U.S. Agency MBS *	$171,853	$3,125	$(3,646)	$171,332
Non-agency MBS	13,500	11	(414)	13,097
U.S. Agency asset-backed securities	8,683	887	(21)	9,549
Mutual fund	502	1	—	503
	$194,538	$4,024	$(4,081)	$194,481
Held-to-maturity
Tax credit investments	$614	$—	$—	$614
Obligations of state and political subdivisions	706	22	—	728
	$1,320	$22	$—	$1,342

* U.S. Agency MBS included private label MBS of approximately $9.3 million and $11.3 million at December 31, 2014 and 2013, respectively, which are supported by FHA/VA collateral.

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2014
Available-for-sale
U.S. Agency MBS	$15,807	$(17)	$41,479	$(879)	$57,286	$(896)
Non-Agency MBS	23,953	(220)	6,411	(187)	30,364	(407)
U.S. Agency asset-backed securities	718	(6)	1,582	(36)	2,300	(42)
	$40,478	$(243)	$49,472	$(1,102)	$89,950	$(1,345)

Held-to-maturity
U.S. Agency MBS	$—	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	3,806	(18)	—	—	3,806	(18)
	$3,806	$(18)	$—	$—	$3,806	$(18)

2013
Available-for-sale
U.S. Agency MBS	$35,440	$(810)	$30,779	$(2,836)	$66,219	$(3,646)
Non-Agency MBS	9,569	(412)	179	(2)	9,748	(414)
U.S. Agency asset-backed securities	703	(4)	1,775	(17)	2,478	(21)
	$45,712	$(1,226)	$32,733	$(2,855)	$78,445	$(4,081)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to elevated yield/rate spreads at December 31, 2014 and 2013 as compared to yield/rate relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. No impairment adjustments have been recorded for the years ended December 31, 2014, 2013 and 2012.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2014, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

The amortized cost and estimated fair value of investment securities at December 31, 2014, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$377	$379	$195	$201
Due after one year through five years	13,883	13,914	19,331	19,377
Due after five years through ten years	71,304	70,826	102,002	104,190
Due after ten years	229,347	234,236	30,487	31,223
Mutual fund	514	527	—	—
Tax credit investments	—	—	564	564
	$315,425	$319,882	$152,579	$155,555

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Investment securities with an estimated fair value of approximately $187.3 million and $171.1 million at December 31, 2014 and 2013, respectively, were pledged or in the process of being pledged, to secure various borrowings and for other purposes as required or permitted by law.

The Company sold $63.5 million and $0.4 million of investment securities during the years ended December 31, 2014 and 2013, respectively. The Company sold no securities during the year ended December 31, 2012.

5. Loans and reserve for credit losses

 Loans receivable at December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	2014		2013
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$198,845	16.8%	$204,998	20.6%
Non-owner occupied	383,287	32.4%	347,014	34.8%
Total commercial real estate loans	582,132	49.2%	552,012	55.4%
Construction	100,437	8.5%	52,503	5.3%
Residential real estate	122,478	10.4%	101,557	10.2%
Commercial and industrial	342,746	29.0%	254,170	25.5%
Consumer	34,897	2.9%	35,990	3.6%
Total loans	1,182,690	100.0%	996,232	100.0%

Less:
Deferred loan fees, net	(1,703)		(1,757)
Reserve for loan losses	(22,053)		(20,857)
Loans, net	$1,158,934		$973,618

Acquired loans (b):
Commercial real estate:
Owner occupied	$48,413	18.0%
Non-owner occupied and other	102,890	38.2%
Total commercial real estate loans	151,303	56.2%
Construction	22,564	8.4%
Residential real estate	71,385	26.5%
Commercial and industrial	22,444	8.3%
Consumer	1,963	0.6%
Total loans	269,659	100.0%

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$11,851	29.5%
Non-owner occupied and other	11,366	28.3%
Total commercial real estate loans	23,217	57.8%
Construction	2,427	6.0%
Residential real estate	10,824	26.9%
Commercial and industrial	3,285	8.2%
Consumer	438	1.1%

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Total loans	40,191	100.0%

Total loans:
Commercial real estate:
Owner occupied	$259,109	17.4%
Non-owner occupied and other	497,543	33.3%
Total commercial real estate loans	756,652	50.7%
Construction	125,428	8.4%
Residential real estate	204,687	13.7%
Commercial and industrial	368,475	24.7%
Consumer	37,298	2.5%
Total loans	1,492,540	100.0%

Less:
Deferred loan fees	(1,703)
Reserve for loan losses	(22,053)
Loans, net	$1,468,784

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

Approximately 68.1% of the Bank’s originated loan portfolio at December 31, 2014 consisted of real estate-related loans including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At December 31, 2014, approximately 72.8% of the Bank's total portfolio (inclusive of acquired and acquired covered loans) consisted of real estate-related loans as described above. The Bank's results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce commercial real estate ("CRE") concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2014 and 2013, the portion of loans participated to third-parties (which are not included in the accompanying condensed consolidated financial statements) totaled $34.5 million and $11.3 million, respectively.

Acquired and acquired covered loans

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Acquired and acquired covered loans are those purchased in the Home acquisition (See Note 2 - "Business Combinations" for further information). These loans were recorded at estimated fair value at the Home Acquisition Date. The fair value estimates for acquired and acquired covered loans is based on expected prepayments, charge offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years).

Of the loans acquired on the Home Acquisition Date and still held at December 31, 2014, $9.1 million or 2.9% were graded substandard. Of that amount $2.9 million or 32.2% of the substandard loans were covered under a loss share agreement with the FDIC. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of December 31, 2014, $40.2 million or 13.0% of the $309.9 million in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. When the loss sharing agreements expire, the Company's and the Bank's risk-based capital ratios will be reduced. While the agreements are in place, the covered assets receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets were no longer indemnified after September 2014 or will no longer be indemnified after September 2015. Only $9.1 million of the acquired covered loans were graded substandard by the Company after the consummation of the Home acquisition. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Home Acquisition Date which represents the estimated value of reimbursement the Company expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements were recorded as part of covered loans in the June 30, 2014 consolidated balance sheets. Upon the determination of an incurred loss or recovery, the loss share receivable/payable is changed by the amount due to or due from the FDIC.

Changes in the loss share payable (receivable) associated with covered loans for the three month period ended December 31, 2014 were as follows (dollars in thousands):

Three months ended
December 31, 2014
Balance at beginning of period	$(319)
Paid to FDIC	319
Increase due to impairment	144
FDIC reimbursement	(677)
Shared loss expenses	84
Balance at end of period	$(449)

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

However, the reserve for loan losses is based on estimates and actual losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

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

The increase in the reserve for loan losses from December 31, 2013 to December 31, 2014 was related to recoveries during the period. The unallocated reserve for loan losses at December 31, 2014 has increased by $4.6 million from the balance at December 31, 2013. The Company has determined the level of unallocated reserve is appropriate based upon the lack of seasoning with respect to its methodology enhancement, which related to estimating reserves against certain loan pools as opposed to reserving on a loan by loan basis for such loans. In addition, the unallocated reflects the lack of seasoning as to credit quality performance of its recently acquired Home and shared national credits portfolios. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired and acquired covered loans are based on expected prepayments, charge offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans was $6.0 million, representing a valuation adjustment for interest rate and credit quality. The credit component of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient a provision to the reserve for loan losses will be made.

Covered reserve for loan losses

The reserve for loan losses on covered loans is estimated similarly to acquired loans as described above except any increase to the reserve from a recovery or a decrease in the reserve from a charge-off is partially offset by an increase in the loss share payable (or receivable) for the portion of the losses recoverable and recoveries payable to the FDIC under the loss sharing agreements. No allowance was estimated at year-end given management's judgment that purchase discounts adequately address the estimated losses in the acquired loans.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2014
Reserve for loan losses
Balance at beginning of year	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision (credit)	(4,484)	(348)	(315)	(12)	579	4,580	—
Recoveries	1,801	1,242	929	2,158	309	—	6,439
Loans charged off	(1,268)	(296)	(874)	(1,563)	(1,242)	—	(5,243)
Balance at end of year	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$5,662	$1,401	$2,146	$6,919	$1,071	$5,294	$22,493

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2013
Reserve for loan losses
Balance at beginning of year	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Loan loss provision (credit)	203	159	(1,013)	1,808	216	(373)	1,000
Recoveries	1,034	708	433	2,694	263	—	5,132
Loans charged off	(3,268)	(1,915)	(590)	(5,508)	(1,255)	—	(12,536)
Balance at end of year	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$9,613	$803	$2,406	$6,336	$1,425	$714	$21,297

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2012
Reserve for loan losses
Balance at beginning of year	$21,648	$5,398	$3,259	$11,291	$2,292	$17	$43,905
Loan loss provision (credit)	2,829	(4,135)	2,650	(2,094)	780	1,070	1,100
Recoveries	198	584	262	3,094	311	—	4,449
Loans charged off	(13,079)	(264)	(2,620)	(5,024)	(1,206)	—	(22,193)
Balance at end of year	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261

Reserve for unfunded lending commitments
Balance at beginning of year	$28	$29	$184	$487	$822	$—	$1,550
Provision (credit) for unfunded loan commitments	20	239	(159)	(412)	(798)	—	(1,110)
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$11,644	$1,851	$3,576	$7,342	$2,201	$1,087	$27,701

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at December 31, 2014 and 2013 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
2014
Commercial real estate	$60	$5,554	$5,614	$28,947	$727,705	$756,652
Construction	—	1,133	1,133	963	124,465	125,428
Residential real estate	—	2,121	2,121	317	204,370	204,687
Commercial and industrial	25	6,819	6,844	3,495	364,980	368,475
Consumer	—	1,047	1,047	—	37,298	37,298
	$85	$16,674	16,759	$33,722	$1,458,818	$1,492,540
Unallocated			5,294
			$22,053

2013
Commercial real estate	$665	$8,900	$9,565	$32,227	$519,785	$552,012
Construction	—	535	535	1,987	50,516	52,503
Residential real estate	62	2,319	2,381	430	101,127	101,557
Commercial and industrial	56	6,205	6,261	5,823	248,347	254,170
Consumer	—	1,401	1,401	—	35,990	35,990
	$783	$19,360	20,143	$40,467	$955,765	$996,232
Unallocated			714
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

A loan can also be considered Acceptable even though the borrower may have some vulnerability to downturns in the economy due to marginally satisfactory working capital and debt service cushion. Availability of alternate financing sources may be limited or nonexistent. In some cases, the borrower’s management, may have limited depth or continuity but is still considered capable. An adequate primary source of repayment is identified while secondary sources may be illiquid, more speculative, less readily identified, or reliant upon collateral liquidation. Loan agreements will be well-defined, including several financial performance covenants and detailed operating covenants. This category also includes commercial loans to individuals with average or better than average capacity to repay.

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
Years Ended December 31, 2014, 2013 and 2012

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

During the year ended December 31, 2014 the Bank reduced loans classified as special mention and substandard in the originated portfolio by $18.2 million, while total loans classified as special mention and substandard increased $13.1 million as a result of the loans acquired in the Home merger. Remediation on the originated portfolio was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, and/or sales. Work began on the acquired loan and acquired covered loan portfolios at the Home Acquisition Date.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at December 31, 2014 and 2013 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
2014
Originated loans (a):
Commercial real estate:
Owner occupied	$167,509	$8,749	$4,035	$18,552	$198,845
Non-owner occupied	350,420	10,383	16,145	6,339	383,287
Total commercial real estate loans	517,929	19,132	20,180	24,891	582,132
Construction	95,440	3,086	1,850	61	100,437
Residential real estate	119,280	1,380	552	1,266	122,478
Commercial and industrial	306,030	18,721	14,676	3,319	342,746
Consumer	34,852	—	—	45	34,897
	$1,073,531	$42,319	$37,258	$29,582	$1,182,690

Acquired loans (b):
Commercial real estate:
Owner occupied	$42,673	$1,125	$4,352	$263	$48,413
Non-owner occupied	75,340	11,019	12,265	4,266	102,890
Total commercial real estate loans	118,013	12,144	16,617	4,529	151,303
Construction	22,448	—	—	116	22,564
Residential real estate	70,002	—	—	1,383	71,385

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Commercial and industrial	22,236	151	—	57	22,444
Consumer	1,907	—	—	56	1,963
	$234,606	$12,295	$16,617	$6,141	$269,659

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$10,363	$—	$1,048	$440	$11,851
Non-owner occupied	5,668	361	4,641	696	11,366
Total commercial real estate loans	16,031	361	5,689	1,136	23,217
Construction	48	2,332	—	47	2,427
Residential real estate	9,601	—	—	1,223	10,824
Commercial and industrial	2,779	—	—	506	3,285
Consumer	438	—	—	—	438
	$28,897	$2,693	$5,689	$2,912	$40,191

Total loans:
Commercial real estate:
Owner occupied	$220,545	$9,874	$9,435	$19,255	$259,109
Non-owner occupied	431,428	21,763	33,051	11,301	497,543
Total commercial real estate loans	651,973	31,637	42,486	30,556	756,652
Construction	117,936	5,418	1,850	224	125,428
Residential real estate	198,883	1,380	552	3,872	204,687
Commercial and industrial	331,045	18,872	14,676	3,882	368,475
Consumer	37,197	—	—	101	37,298
	$1,337,034	$57,307	$59,564	$38,635	$1,492,540

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

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at December 31, 2014 and 2013 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
2014
Originated loans (a):
Commercial real estate:
Owner occupied	$732	$3,716	$4,448	$194,397	$198,845
Non-owner occupied	1,718	971	2,689	380,598	383,287
Total commercial real estate loans	2,450	4,687	7,137	574,995	582,132
Construction	—	100	100	100,337	100,437
Residential real estate	662	110	772	121,706	122,478
Commercial and industrial	288	334	622	342,124	342,746
Consumer	139	45	184	34,713	34,897
	$3,539	$5,276	$8,815	$1,173,875	$1,182,690

Acquired loans (b):
Commercial real estate:
Owner occupied	$24	$—	$24	$48,389	$48,413
Non-owner occupied	—	120	120	102,770	102,890
Total commercial real estate loans	24	120	144	151,159	151,303
Construction	—	—	—	22,564	22,564
Residential real estate	1,361	288	1,649	69,736	71,385
Commercial and industrial	—	—	—	22,444	22,444
Consumer	55	—	55	1,908	1,963
	$1,440	$408	$1,848	$267,811	$269,659

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$—	$—	$11,851	$11,851
Non-owner occupied	—	27	27	11,339	11,366
Total commercial real estate loans	—	27	27	23,190	23,217
Construction	—	—	—	2,427	2,427
Residential real estate	375	—	375	10,449	10,824
Commercial and industrial	—	—	—	3,285	3,285
Consumer	11	—	11	427	438
	$386	$27	$413	$39,778	$40,191

Total loans:
Commercial real estate:
Owner occupied	$756	$3,716	$4,472	$254,637	$259,109
Non-owner occupied	1,718	1,118	2,836	494,707	497,543
Total commercial real estate loans	2,474	4,834	7,308	749,344	756,652
Construction	—	100	100	125,328	125,428
Residential real estate	2,398	398	2,796	201,891	204,687
Commercial and industrial	288	334	622	367,853	368,475
Consumer	205	45	250	37,048	37,298
	$5,365	$5,711	$11,076	$1,481,464	$1,492,540

(a) Originated loans are loans organically made through the Company's normal and customary origination process

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.1 million and $1.1 million at December 31, 2014 and 2013, respectively.

The following table presents information related to impaired loans, by portfolio class, at December 31, 2014 and 2013 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
2014
Commercial real estate:
Owner occupied	$436	$5,624	$6,060	$8,699	$41
Non-owner occupied	1,087	21,800	22,887	22,943	19
Total commercial real estate loans	1,523	27,424	28,947	31,642	60
Construction	—	963	963	963	—
Residential real estate	—	317	317	353	—
Commercial and industrial	2,702	793	3,495	3,962	25
Consumer	—	—	—	—	—
	$4,225	$29,497	$33,722	$36,920	$85

2013
Commercial real estate:
Owner occupied	$2,772	$6,582	$9,354	$12,707	$652
Non-owner occupied	1,116	21,757	22,873	22,904	13
Total commercial real estate loans	3,888	28,339	32,227	35,611	665
Construction	751	1,236	1,987	2,029	—
Residential real estate	174	256	430	515	62
Commercial and industrial	4,074	1,749	5,823	6,701	56
Consumer	—	—	—	—	—
	$8,887	$31,580	$40,467	$44,856	$783

At December 31, 2014 and 2013, the total recorded balance of impaired loans in the above table included $22.8 million and $33.2 million, respectively, of Troubled Debt Restructuring (“TDR”) loans which were not on non-accrual status.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The following table presents, by portfolio class, the average recorded investment in impaired loans for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Commercial real estate:
Owner occupied	$6,115	$12,922	$15,521
Non-owner occupied	22,699	25,655	33,267
Total commercial real estate loans	28,814	38,577	48,788
Construction	1,157	2,283	7,272
Residential real estate	381	1,596	5,685
Commercial and industrial	4,015	7,039	10,500
Consumer	—	485	1,465
	$34,367	$49,980	$73,710

Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2014, 2013 and 2012 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at December 31, 2014 and 2013 is as follows (dollars in thousands):

	2014	2013
Commercial real estate:
Owner occupied	$5,564	$4,443
Non-owner occupied	1,940	280
Total commercial real estate loans	7,504	4,723
Construction	216	236
Residential real estate	3,165	399
Commercial and industrial	744	1,868
Consumer	56	—
Total non-accrual loans	$11,685	$7,226

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Non-owner occupied	$—	$—
Total commercial real estate loans	—	—
Residential real estate	—	—
Commercial and industrial	9	1,077
Consumer	45	6
Total accruing loans which are contractually past due 90 days or more	$54	$1,083

TDRs

The Company allocated $0.1 million and $0.8 million of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2014 and 2013, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR it will retain that designation until it is paid off, because restructured loans generally are not at market rates following restructuring. Under certain circumstances a TDR may be removed from TDR status if it is determined to no longer be impaired and the loan is at a competitive interest rate. Under such circumstances, allowance allocations for loans removed from TDR status would be based on the historical allocation for the applicable loan grade and loan class. Consistent with accounting principles, acquired loans previously identified by Home as TDRs were marked to fair value at the acquisition date and accordingly are not included as TDRs on the Company’s books.

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	5	$27,677	5	$1,761
Construction	—	—	1	1,243	6	4,832
Residential real estate	—	—	—	—	12	678
Commercial and industrial	—	—	4	1,237	32	3,980
Consumer	—	—	—	—	55	653
	—	$—	10	$30,157	110	$11,904

There were no loans modified and recorded as TDRs during the year ended December 31, 2014. There was no change in the pre- and post-TDR outstanding recorded investment for loans restructured during the years ended December 31, 2014, 2013 and 2012. The increase in the outstanding recorded investment of loans modified and recorded as TDRs during the year ended December 31, 2013 compared to the same period in 2012 was primarily the result of remediation to bolster cash flow of stressed loans, and includes the restructuring of a large CRE credit in the Bank’s loan portfolio during the first quarter of 2013.

At December 31, 2014 and 2013, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the year ended December 31, 2013 and 2012 and by the primary type of concession granted (dollars in thousands). There were no TDRs restructured during the year ended December 31, 2014.

2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	1,243	—	1,243
Commercial and industrial	174	1,063	—	1,237
	$3,983	$4,674	$21,500	$30,157

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2012	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$1,299	$462	$—	$1,761
Construction	—	4,797	35	4,832
Residential real estate	—	579	99	678
Commercial and industrial	2,526	965	489	3,980
Consumer	—	623	30	653
	$3,825	$7,426	$653	$11,904

The following table presents, by portfolio segment, the TDRs which had payment defaults during the years ended December 31, 2013 and 2012 that had been previously restructured within the last twelve months prior to December 31, 2013 and 2012 (dollars in thousands). There were no TDRs which had payment defaults during the year ended December 31, 2014 that had been previously restructured within the last twelve months prior to December 31, 2014.

	2013		2012
	Number of loans	TDRs restructured in the period with a payment default	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	2	$3,500	—	$—
Commercial and industrial	—	—	1	193
Consumer loans	—	—	2	12
	2	$3,500	3	$205

6. Mortgage banking activities

Net MSRs at December 31, 2014 and 2013 were $2.2 million. Transactions in the Company’s MSRs for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands).

	2014	2013
Balance at beginning of year	$2,232	$1,308
Additions	685	1,166
Amortization	(669)	(399)
Change in valuation allowance	—	157
Balances at end of year	$2,248	$2,232

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	2014	2013	2012
Origination and processing fees	$748	$651	$594
Gain on sales of mortgage loans, net	1,539	3,337	3,845
MSR valuation allowance	—	157	(157)
Servicing fees	678	515	171
Amortization	(669)	(399)	(134)
Mortgage banking income, net	$2,296	$4,261	$4,319

7. Premises and equipment

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Premises and equipment at December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	2014	2013
Land	$10,501	$8,886
Buildings and leasehold improvements	39,251	30,700
Furniture and equipment	15,848	15,414
	65,600	55,000
Less accumulated depreciation and amortization	(21,951)	(22,047)
Premises and equipment, net	$43,649	$32,953

8. Other real estate owned (“OREO”), net

Transactions in the Company's OREO for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014	2013	2012
Balance at beginning of year	$3,144	$6,552	$21,270
Additions	3,705	2,086	2,260
Dispositions	(3,611)	(13,742)	(36,623)
Change in valuation allowance	71	8,248	19,645
Balance at end of year	$3,309	$3,144	$6,552

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Balance at beginning of year	$2,394	$10,642	$30,287
Additions to valuation allowance	1,163	356	1,261
Reductions due to sales of OREO	(1,234)	(8,604)	(20,906)
Balance at end of year	$2,323	$2,394	$10,642

The following table summarizes OREO expenses for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Operating costs	$175	$254	$568
(Gains) losses on sales of OREO	(183)	(81)	(104)
Increases in valuation allowance	996	356	1,261
Total	$988	$529	$1,725

9. Goodwill and other intangibles assets

As presented in Note 2, the Company recorded $80.1 million of goodwill in connection with the acquisition of Home in 2014. In accordance with the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of December 31, 2014 and concluded that there was no impairment.

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

years ended December 31, 2014 and 2013 (dollars in thousands). The Company had no recorded CDI or amortization expense during 2012.

	2014	2013
Gross core deposit intangibles balance, beginning of period	$529	$—
Accumulated amortization, beginning of period	—	—
Core deposit intangible, net, beginning of period	529	—
Established through acquisitions	7,667	529
CDI current period amortization	(513)	—
Total core deposit intangible, end of period	$7,683	$529

The following table provides the estimated future amortization expense of core deposit intangibles for the succeeding five years (dollars in thousands):

Years Ending December 31,
2015	$820
2016	820
2017	820
2018	820
2019	820

10.  Derivatives

Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. The Company obtains dealer quotation to value its derivative contracts.

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

As of December 31, 2014, the notional values or contractual amounts and fair values of the Company's derivatives not designated in hedge relationships were as follows (dollars in thousands).

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	Asset Derivatives		Liability Derivatives
	2014		2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$82,935	$4,828	$82,935	$4,828

(1)- Included in other assets on the consolidated balance sheet
(2)- Included in other liabilities on the consolidated balance sheet

Swap fee income, as included in noninterest income, was $1.8 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. No derivatives instruments were in place at 2012.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $4.6 million and $0.3 million as of December 31, 2014 and 2013, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company's derivative master netting arrangements, by type of financial instrument, on the Company's balance sheet as of December 31, 2014 (dollars in thousands):

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount

Asset Derivatives
Interest rate swaps	$4,828	$—	$4,828	$—	$—	$4,828

Liability Derivatives
Interest rate swaps	$4,828	$—	$4,828	$—	$4,595	$233

11. Time deposits

Time deposits in amounts of $0.1 million or more aggregated approximately $113.7 million and $92.7 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled annual maturities of all time deposits were approximately as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

2015	$148,164
2016	49,422
2017	25,017
2018	9,111
2019	5,273
Thereafter	151
$237,138

At December 31, 2014 and 2013, the Bank had no wholesale brokered deposits.

12. Other borrowings

The Bank is a member of the FHLB. As a member, the Bank has a committed borrowing line of credit up to 20% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At December 31, 2014 and 2013, the Bank had outstanding borrowings under the committed lines of credit totaling $0 and $27.0 million. In June 2013, the Bank elected to prepay $60.0 million in FHLB advances bearing a weighted average interest rate of 3.17% to save in interest expense going forward. As a result of such early prepayments, the Company incurred prepayment penalties of $3.8 million. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities, and certain loans. At December 31, 2014, the Bank had available borrowings with the FHLB of approximately $466.8 million, based on eligible collateral. There can be no assurance that future advances will be allowed by the FHLB.

The $27.0 million of FHLB advances, bearing a weighted average interest rate of 0.25% at December 31, 2013 matured in January 2014.

At December 31, 2014, the Bank had no borrowings outstanding with the FRB and had approximately $14.0 million in available short-term borrowings at FRB, collateralized by certain of the Bank’s loans and securities.

As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $90.0 million at December 31, 2014. At December 31, 2014, the Company had no outstanding borrowings under these federal fund borrowing agreements.

13. Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2014 and 2013, the Bank had no material commitments to extend credit at below-market interest rates.
The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments which are used to meet the financing needs of its customers is approximately as follows at December 31, 2014 and 2013 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	2014	2013
Commitments to extend credit	$371,871	$245,906
Commitments under credit card lines of credit	28,822	24,321
Standby letters of credit	4,201	2,161
Total off-balance sheet financial instruments	$404,894	$272,388

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. In the event that the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment was funded, the Bank would be entitled to seek recovery from the customer. The Bank’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those involved in extending loans to customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2014 and 2013, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.
Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2014, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows (dollars in thousands):

2015	$2,416
2016	1,848
2017	1,515
2018	1,309
2019	1,076
Thereafter	5,712
$13,876

Total rental expense was approximately $3.0 million in 2014, $2.1 million in 2013, and $2.1 million in 2012. The increase in 2014 over prior periods related to leases on Home acquired properties.

Litigation

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2014.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository and to the extent sufficient collateral is unavailable to repay public funds, the assessment applicable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged letters of credit issued by the FHLB which collateralizes public deposits not otherwise insured by the FDIC. At December 31, 2014, there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss, and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

14. Income taxes

The benefit (provision) for income taxes for the years ended December 31, 2014, 2013, and 2012 was approximately as follows (dollars in thousands):

	2014	2013	2012
Current:
Federal	$(185)	$30	$58
State	(30)	(27)	(137)
	(215)	3	(79)
Deferred	37	50,143	—
Benefit (provision) for income taxes	$(178)	$50,146	$(79)

The (provision) benefit for income taxes results in effective tax rates which are different than the federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2014, 2013, and 2012 is as follows (dollars in thousands):

	2014	2013	2012
Expected federal income tax credit at statutory rates	$(1,370)	$(238)	$(2,050)
State income taxes, net of federal effect	(179)	(33)	(263)
Effect of nontaxable income, net	489	547	583
Valuation allowance for deferred tax assets	—	—	10,762
Reversal of valuation allowance	—	41,632	—
Section 382 impairment re-evaluation	—	8,163	(8,163)
Tax affected disallowed merger costs	(974)	—	—
Rate change for deferred taxes	1,687	52	(814)
Other, net	169	23	(134)
Benefit (provision) for income taxes	$(178)	$50,146	$(79)

The income tax provision in 2014 represents a 4.5% effective tax rate on the Company's $3.9 million of pretax income. This rate differs from statutory rates due primarily to a revaluation of net deferred tax assets, mainly related to an anticipated change

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

in our applicable Federal rate from 34.0% to 35.0% at the time the net DTA will be utilized, less additional tax of $1.0 million arising from disallowed merger-related costs. Other differences to the effective tax rate were related to normal recurring permanent differences and tax credits.
The significant components of the net deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$9,920	$8,530
Deferred benefit plan expenses, net	11,942	8,700
Federal and state net operating loss and other carryforwards	39,532	33,823
Tax credit carryforwards	1,397	1,112
Allowance for losses on OREO	928	2,167
Accrued interest on non-accrual loans	2,240	231
Purchased intangibles	6,580	86
Fair value of acquired assets/liabilities	2,849	—
Net unrealized loss on investment securities available-for-sale	—	21
Other	793	284
Deferred tax assets	76,181	54,954
Valuation allowance for deferred tax assets	(78)	(74)
Deferred tax assets, net of valuation allowance	76,103	54,880
Deferred tax liabilities:
Accumulated depreciation and amortization	2,552	2,821
Deferred loan fees	(466)	711
FHLB stock dividends	2,289	556
Net unrealized gains on investment securities available-for-sale	1,765	—
Purchased intangibles	2,885	—
Other	952	724
Deferred tax liabilities	9,977	4,812
Net deferred tax assets (liabilities)	$66,126	$50,068

The Company recorded an income tax provision of $0.2 million in 2014 and an income tax benefit of $50.1 million in 2013. The significant income tax benefit in 2013 resulted primarily from reversing substantially all of the Company's DTA valuation allowance at June 30, 2013 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from the reassessment of the Company's Internal Revenue Code ("IRC") Section 382 limitations and other related analyses.

At December 31, 2014, the Company had deferred tax assets of $32.1 million and $6.6 million for federal and state net operating loss carry-forwards, respectively. Also, the Company had deferred tax assets of $0.8 million, $1.3 million and $0.1 million for charitable contribution carry-forwards, federal and state tax credits, respectively. At December 31, 2013, the Company had deferred tax assets of $27.4 million and $5.7 million relating to federal and state net operating loss carry-forwards, respectively. Also, the Company had $0.7 million, $1.0 million and $0.1 million relating to charitable contribution carry-forwards, federal and state tax credits, respectively

At December 31, 2014, the deferred tax assets above correspond to federal and state net operating loss ("NOL") carry forwards available of $91.7 million and $147.0 million, respectively. The NOLs are available to offset future taxable income through 2034. Also, at December 31, 2014, the Company had charitable contributions carry-forwards of $2.1 million, which will expire between 2015 and 2018, and federal and state credits of $1.3 million and $0.2 million, respectively, which will expire between 2028 and 2032.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $0.1 million. The DTA valuation allowance relates to state attributes that will expire without benefit.

In 2009, a valuation allowance was established due to uncertainty at the time regarding the Company's ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Due to cumulative losses incurred by the Company in years prior to 2012 and other relevant considerations, the Company was unable to conclude that it was more likely than not that it will realize its net deferred tax asset and, accordingly, maintained a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011.

During 2013, the Company reversed substantially all of its December 31, 2012 valuation allowance due to management's determination that it was more likely than not that a significant amount of the Company's deferred tax asset would be realized. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified.

Management completed its assessment of the Internal Revenue Code Section 382 limitations, resulting from the capital raise conducted by the Company in January 2011 in which it raised $177.0 million, and from the merger with Home in May 2014. As broadly defined in Section 382, both the issuance of common stock in connection with the capital raise as well as the merger resulted in an “ownership change” of the Company. The net operating loss carry-forwards and tax credits at December 31, 2014 are expected to be utilized over the statutory carry-forward period.

The Company files a U.S. federal income tax return, state income tax returns in Idaho, Oregon, and other state and local income tax returns in various jurisdictions. As of December 31, 2014, our federal tax returns for 2009 and earlier and our state tax returns for 2008 and earlier were no longer subject to examination by the taxing authorities. However, our tax attribute carry-forwards from closed tax years may be subject to examination to the extent utilized in an open tax year.

The Company has evaluated its income tax positions as of December 31, 2014 and 2013. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2014, 2013 or 2012.

15. Basic and diluted net income per common share

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The numerators and denominators used in computing basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012 can be reconciled as follows (dollars in thousands, except per share data):

	2014	2013	2012
Net income	$3,737	$50,845	$5,951

Weighted-average shares outstanding - basic	62,265,230	47,186,756	47,127,737
Dilutive securities	74,640	296,956	150,287
Weighted-average shares outstanding - diluted	62,339,870	47,483,712	47,278,024
Common stock equivalent shares excluded due to antidilutive effect	85,901	64,171	139,346

Basic and diluted:
Net income per common share (basic)	$0.06	$1.08	$0.13
Net income per common share (diluted)	$0.06	$1.07	$0.13

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
An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2014 and 2013 was approximately as follows (dollars in thousands):

	2014	2013
Balance at beginning of year	$2,633	$1,406
Additions	398	1,364
Repayments	(240)	(137)
Retirement of Board member	—	—
Balance at end of year	$2,791	$2,633

Some officers and directors of the Bank also have credit card lines. The total outstanding balance of their credit cards at December 31, 2014 and 2013 was $0.01 million while the total outstanding commitments on these cards was $0.1 million.

17. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of 5 years. The total amounts charged to operations under the Plan were approximately $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other benefit plans

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2014 and 2013 was approximately $25.1 million and $8.7 million, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $28.3 million and $27.9 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the liabilities related to the deferred compensation plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $7.4 million and $3.9 million, respectively. The amount of expense charged to operations in 2014, 2013, and 2012 related to the deferred compensation plans was approximately $0.3 million, $0.1 million and $0.2 million, respectively. As of December 31, 2014 and 2013, the liabilities related to the salary continuation and SERP plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $18.7 million and $12.7 million, respectively. The amount of expense (benefit) charged to operations in 2014, 2013, and 2012 for the salary continuation, SERP and fee continuation plan was $1.0 million, $0.8 million and $(0.5) million, respectively. The decrease in 2012 was a result of adjustments on certain participant’s benefits to change their payouts. Additionally, a benefit was recorded to adjust for the anticipated payouts of certain participants based on their expected future retirement dates.

18. Stock-based compensation

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s stockholders that are administered by the Board or the Compensation Committee of the Board (the “Compensation Committee”). In April 2008, the stockholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the Board to issue up to an additional 1,000,000 shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. In addition, in April 2011, the stockholders approved an increase in the common stock reserved under the 2008 Plan from 1,000,000 shares to 6,000,000 shares. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code and non-qualified stock options (“NSOs”)), restricted stock, restricted stock units, stock appreciation rights, and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate, and retain employees, executive officers, non-employee directors, and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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

At December 31, 2014, 3,951,769 shares reserved under the stock-based compensation plans were available for future grants.

Stock Option Grants

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

During the years ended December 31, 2014, 2013 and 2012, the Company granted a de minimis number of stock options, and related stock option compensation expense was immaterial for these periods.

The following table presents the activity related to options under all plans for the years ended December 31, 2014, 2013, and 2012.

	2014		2013		2012
	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price
Balance at beginning of year	111,571	$38.92	139,446	$53.66	144,370	$68.90
Granted	—	—	5,507	6.80	32,399	4.77
Exercised/Released	—	—	(5,250)	5.70	—	—
Cancelled / forfeited	(20,482)	33.90	(17,326)	124.87	(29,213)	71.78
Expired	(5,188)	125.83	(10,806)	90.72	(8,110)	68.97
Balance at end of year	85,901	$34.85	111,571	$38.92	139,446	$53.66
Exercisable at end of year	67,407		73,665		50,997
Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2014 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Number of options	Weighted-average exercise price
Under $50.00	68,931	$5.84	6.5	50,437	$5.81
$80.01 - $120.00	10,011	101.30	3.2	10,011	101.30
$120.01 - $160.00	1,691	151.20	0.0	1,691	151.20
$160.01 - $220.00	1,714	207.61	1.1	1,714	207.61
$220.01 - $279.00	3,554	272.01	2.1	3,554	272.01
	85,901	$34.85	5.7	67,407	$42.80

Stock Option Grants occurring after December 31, 2014
In February 2015, the Company granted 3,300,000 stock options to certain executive officers, subject to shareholder approval at the 2015 annual shareholders' meeting. The grants, which had an estimated grant date fair value of $1.63 per share and strike price of $4.79 per share, are scheduled to vest over a three to five year period and carry a 10 year life. Assumptions related to the fair value of grants include a dividend yield of 0%; expected volatility of 36.59%, a risk free rate of 1.28%, and expected option life of five years.
The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model is affected by subjective assumptions including historical volatility of the Company’s common stock price. Assumptions affecting the Black Sholes option pricing model for the 2015 stock grants include a dividend yield that was based on historical dividend information. The expected volatility was based on the historical volatility of the Company’s common stock price as adjusted for certain historical periods of extraordinary volatility in order to provide a basis for a reasonable estimate of fair value.
The 2015 grants are the first material stock option grants since 2008. In this time interval, the Company made only de minimis option grants to non-executive officers to facilitate hiring. In adjusting its methodology for calculating expected volatility, the Company identified certain historical periods during which extraordinary price volatility which was caused by discrete events specific to the Company that are not likely to recur, including recapitalization, the discounted payoff of its junior subordinated debentures, a major bulk sale of its adversely risk rated assets, the write off and recapture of its DTA, and highly uncertain regulatory circumstances. For the identified periods, the Company replaced its common stock price volatility with the average

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

volatility of a peer group of publicly traded banks in the Western U.S. of comparable size and complexity. The Company expects to use this methodology for potential future stock options grants until such a time that the periods of historical volatility containing the events noted above drop off of its historical analysis. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.

Restricted Stock Grants
The Company has also granted awards of nonvested restricted stock. During the year ended December 31, 2014, the Company granted 602,422 additional shares of restricted stock with a weighted-average grant date fair value of $4.80 per share, which vest during 2015 through 2019. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2014:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2014	354,270	$9.41
Granted	602,422	4.80
Exercised / Released	(154,249)	5.98
Canceled / forfeited	(7,970)	5.81
Nonvested as of December 31, 2014	794,473	$6.62

Nonvested restricted stock is scheduled to vest over a three to five year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the applicable vesting periods. As of December 31, 2014, unrecognized compensation cost related to nonvested restricted stock totaled approximately $3.2 million, which is expected to be recognized over the next five years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2014, 2013, and 2012 was $1.2 million, $0.8 million, and $0.9 million, respectively.

The Company has also granted awards of restricted stock units (“RSUs”). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the years ended December 31, 2014, 2013, and 2012. There was no unrecognized compensation cost related to RSUs at December 31, 2014, 2013, and 2012, as all RSUs were fully-vested. There were no RSUs granted during the year ended December 31, 2014 and there were no RSUs cancelled. There were 4,498 RSUs granted during the year ended December 31, 2013 and there were no RSUs cancelled. There were 9,386 RSUs granted or during the year ended December 31, 2012 and there were no RSUs cancelled. At December 31, 2014 there were 16,067 fully-vested RSUs outstanding, with a weighted-average grant date fair value of $9.22 per share. At December 31, 2013 there were 16,067 fully-vested RSUs outstanding with a weighted-average grant date fair value of $9.22 per share. At December 31, 2012 there were 16,262 fully vested RSUs outstanding with a weighted-average grant date fair value of $6.45 per share.

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
Years Ended December 31, 2014, 2013 and 2012

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

Impaired loans: In accordance with GAAP, loans are measured for impairment using one of three methods: an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuations which are then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized all its loans impaired during the calendar year utilizing fair value metrics as level 3. Loans that were impaired during the calendar year based on the present value of expected future cash flows discounted at the loans' effective interest rates are not included in the table below as the loans' effective interest rates are not based on current market rates.

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The Company’s only financial assets measured at fair value on a recurring basis at December 31, 2014 and 2013 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
2014
Assets:
Investment securities available-for-sale	$—	$319,882	$—
Interest rate swap derivatives	—	4,828	—
Total assets	$—	$324,710	$—

Liabilities:
Interest rate swap derivatives	$—	$4,828	$—

2013
Assets:
Investment securities available-for-sale	$—	$194,481	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at December 31, 2014 and 2013 (dollars in thousands):

	Level 1	Level 2	Level 3
2014
Impaired loans	$—	$—	$1,423
Other real estate owned	—	—	3,309
	$—	$—	$4,732

2013
Impaired loans	$—	$—	$8,887
Other real estate owned	—	—	3,144
	$—	$—	$12,031

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013 (dollars in thousands):

	2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$1,423	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,309	Market approach	Appraised value less selling costs of 5% to 10%

	2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$8,887	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,144	Market approach	Appraised value less selling costs of 5% to 10%

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2014 or 2013. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2014 or 2013.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2014 and 2013.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using December 31, 2014 and 2013 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price, (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount of both the separate and general account BOLI approximates the estimated fair value of these instruments.

 MSRs: The estimated fair value of MSRs is calculated by discounting the expected future contractual cash flows. Factors considered in the estimated fair value calculation include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs, ancillary income, and borrower rates.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2014 and 2013 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s December 31, 2014 and 2013 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2014 and 2013 were approximately as follows (dollars in thousands):

		2014		2013
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$83,089	$83,089	$81,849	$81,849
Investment securities:
Available-for-sale	Level 2	319,882	319,882	194,481	194,481
Held-to-maturity	Level 2	152,579	155,555	1,320	1,342
FHLB stock	Level 2	25,646	25,646	9,913	9,913
Loans held-for-sale	Level 2	6,690	6,690	10,359	10,359
Loans, net	Level 3	1,468,784	1,471,327	973,618	977,142
BOLI	Level 3	53,449	53,449	36,567	36,567
MSRs	Level 3	2,248	2,773	2,232	2,790
Interest rate swap derivatives	Level 2	4,828	4,828	—	—

Financial liabilities:
Deposits	Level 2	1,981,622	1,981,994	1,167,320	1,167,532
FHLB borrowings	Level 2	—	—	27,000	27,000
Interest rate swap derivatives	Level 2	4,828	4,828	—	—

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

At December 31, 2014 and 2013 the Bank and Bancorp met the regulatory benchmarks to be “well-capitalized” under the applicable regulations. Bancorp’s actual and required capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following table (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well- capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2014
Tier 1 leverage (to average assets)	$170,615	7.7%	$89,076	4.0%	$111,345	5.0%
Tier 1 capital (to risk-weighted assets)	170,615	9.9	68,892	4.0	103,338	6.0
Total capital (to risk-weighted assets)	192,162	11.2	137,784	8.0	172,230	10.0

2013
Tier 1 leverage (to average assets)	$142,937	10.5%	$54,527	4.0%	$68,158	5.0%
Tier 1 capital (to risk-weighted assets)	142,937	13.0	44,021	4.0	66,031	6.0
Total capital (to risk-weighted assets)	156,787	14.3	88,041	8.0	110,052	10.0

The Bank’s actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well- capitalized"
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
2014
Tier 1 leverage (to average assets)	$167,056	7.5%	$88,946	4.0%	$111,183	5.0%
Tier 1 capital (to risk-weighted assets)	167,056	9.7	68,700	4.0	103,050	6.0
Total capital (to risk-weighted assets)	188,543	11.0	137,400	8.0	171,750	10.0

2013
Tier 1 leverage (to average assets)	$142,964	10.5%	$54,529	4.0%	$68,161	5.0%
Tier 1 capital (to risk-weighted assets)	142,964	13.0	43,939	4.0	65,909	6.0
Total capital (to risk-weighted assets)	156,788	14.3	87,879	8.0	109,848	10.0

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

21. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$3,177	$127
Investment in subsidiary	307,568	186,580
Deferred tax asset	3,614	1,820
Other assets	1,124	188
Total assets	$315,483	$188,715
Liabilities and stockholders' equity:
Stockholders' equity	$315,483	$188,715
Total liabilities and stockholders' equity	$315,483	$188,715

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

21. Parent company financial information  - (continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2014	2013	2012
Income:
Interest income	$10	$5	$7
Expenses:
Administrative	1,347	1,031	1,168
Other	3,217	202	220
Total expenses	4,564	1,233	1,388
Loss before income taxes and equity in undistributed net losses of subsidiary	(4,554)	(1,228)	(1,381)
Credit for income taxes	2,053	1,797	35
Gain (loss) before equity in undistributed net losses of subsidiary	(2,501)	569	(1,346)
Equity in undistributed net income of subsidiary	6,238	50,276	7,297
Net income	$3,737	$50,845	$5,951
Comprehensive income	$6,608	$47,125	$6,926

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

21. Parent company financial information  - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$3,737	$50,845	$5,951
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(6,238)	(50,276)	(7,297)
Stock-based compensation expense	1,214	889	1,050
Increase in deferred tax asset	(1,794)	(1,820)	—
Increase in other assets	(936)	(6)	(6)
(Decrease) increase in other liabilities	—	—	(9)
Net cash used in operating activities	(4,017)	(368)	(311)

Cash flows from financing activities:
Tax effect of nonvested restricted stock	(339)	(104)	(82)
Proceeds from issuance of common stock	119,285	—	—
Increase due to business combination	(111,879)	—	—
Stock options exercised	—	30	—
Dividend from Bank	—	450	—
Net cash provided by (used in) financing activities	7,067	376	(82)
Net increase (decrease) in cash and cash equivalents	3,050	8	(393)
Cash and cash equivalents at beginning of year	127	119	512
Cash and cash equivalents at end of year	$3,177	$127	$119

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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to the reliability of financial reporting and financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, the independent registered public accounting firm who has also audited the Company’s consolidated financial statements as of December 31, 2014 and for the year then ended included in this report.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon

We have audited Cascade Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cascade Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Cascade Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Bancorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 9, 2015

ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information about our directors, named executive officers and board committees required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2015, which will be filed with the SEC within 120 days of our most recently completed fiscal year (the "Proxy Statement").
The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
We have adopted a written Code of Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. If we make any substantive amendments to the Code of Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver in a report on Form 8-K. The information in the Proxy Statement set forth under the caption “Code of Conduct and Ethics” is incorporated herein by reference. The Code of Conduct and Ethics is available at www.botc.com.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 is incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 is incorporated by reference from the Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2014, regarding the number of shares that may be issued upon the exercise of options and other rights that have been granted under all of the Company’s existing equity compensation plans, as well as the number of securities remaining available for issuance under such equity plans.

	# of securities to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	# of securities remaining available for future issuance under plan (excluding securities in column (a))
Plan Category	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	85,901	$34.85	3,951,769
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	85,901	$34.85	3,951,769

(1) This does not reflect the issuance of 3,300,000 stock options by the Company on February 3, 2015. See Note 18 of the "Notes to Consolidated Financial Statements" included elsewhere in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 is incorporated by reference from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 is incorporated by reference from the Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    The following documents are filed as part of this Form 10-K:

(1)	Financial Statements
See the Index to Consolidated Financial Statement contained in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15 (a)(1) above.

(3)	Exhibits

2.1
Agreement and Plan of Merger dated October 23, 2013, by and between Cascade Bancorp and Home Federal Bancorp Inc. (Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference)

3.1
Articles of Incorporation of Cascade Bancorp, as amended (Filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011 (File No. 000-23322), and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Cascade Bancorp (Filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

*10.1
Deferred Compensation Plans (Established for the Board, certain key executives and managers) (Filed as Exhibit 10.5 to the registrant’s Form 10-KSB, filed with the SEC on March 28, 1996 (File No. 000-23322), and incorporated herein by reference)

*10.2
2002 Equity Incentive Plan (Filed as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8/A, filed with the SEC on April 23, 2003 (File No. 333-87884), and incorporated herein by reference)

*10.3
Executive Employment Agreement between Cascade Bancorp, Bank of the Cascades, and Gregory D. Newton entered into February 18, 2008 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 19, 2008 (File No. 000-23322), and incorporated herein by reference)

*10.4
Supplemental Employee Retirement Plan between Bank of the Cascades and Patricia L. Moss entered into February 28, 2008 (Filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

*10.5
Supplemental Employee Retirement Plan between Bank of the Cascades and Michael J. Delvin entered into March 3, 2008 (Filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

*10.6
Supplemental Employee Retirement Plan between Bank of the Cascades and Gregory D. Newton entered into March 20, 2008 (Filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

10.7
Amended and Restated Securities Purchase Agreement between Cascade Bancorp and David F. Bolger, dated November 16, 2010 (Filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.8
Amended and Restated Securities Purchase Agreement between Cascade Bancorp and BOTC Holdings LLC, dated November 16, 2010 (Filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.9
Securities Purchase Agreement between Cascade Bancorp and LG C-Co, LLC, dated November 16, 2010 (Filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.10
Securities Purchase Agreement between Cascade Bancorp and WLR CB Acquisition Co, LLC, dated November 16, 2010 (Filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.11
Securities Purchase Agreement between Cascade Bancorp and Weichert Enterprise LLC, Michael F. Rosinus R/O IRA, Keefe Ventures Fund LO, Aldent Global Value Recovery Master Fund, L.P. and Cougar Trading, LLC, dated November 16, 2010 (Filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.12
Commercial Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated September 22, 2011 (Filed as Exhibit 10.24 to the registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

10.13
Residential Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated September 22, 2011 (Filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

10.14
Registration Rights Agreement, dated as of April 20, 2011, by and among Cascade Bancorp and Michael F. Rosinus R/O IRA (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 26, 2011 (File No. 000-23322), and incorporated herein by reference)

*10.15
Form of Indemnification Agreement by and between Cascade Bancorp and certain of its directors (Filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

*10.16
Form of Indemnification Agreement by and between Bank of the Cascades and certain of its directors (Filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

10.17
Registration Rights Agreement, dated as of January 28, 2011, by and among Cascade Bancorp and the Investors party thereto (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2011 (File No. 000-23322), and incorporated herein by reference)

10.18
Shareholders Agreement dated December 27, 2005, by and among Cascade Bancorp, David F. Bolger and Two-Forty Associates (Filed as Exhibit 4 to the Schedule 13D filed by Mr. David Bolger and Two-Forty Associates on April 27, 2006 (File No. 005-81598), and incorporated herein by reference)

*10.19
2008 Performance Incentive Plan, as amended (Filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

*10.20
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Terry E. Zink, entered into on October 29, 2013 (Filed as Exhibit 10.1 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference)

*10.21
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Gregory D. Newton, entered into on October 29, 2013 (Filed as Exhibit 10.2 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference).

*10.22
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Peggy L. Biss, entered into on October 29, 2013 (Filed as Exhibit 10.3 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference).

*10.23
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Andrew Gerlicher, entered into on October 9, 2013 (Filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 filed with the SEC on December 16, 2013 (File No: 333-1922865) and incorporated herein by reference).

*10.24
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Daniel Lee, entered into on October 9, 2013 (Filed as Exhibit 10.31 to the registrant’s Registration Statement on Form S-4 filed with the SEC on December 16, 2013 (File No: 333-1922865) and incorporated herein by reference).

*10.25
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Charles Reeves, entered into on November 1, 2013.(Filed as Exhibit 10.32 to the registrant’s Registration Statement on Form S-4 filed with the SEC on December 16, 2013 (File No: 333-1922865) and incorporated herein by reference).

*10.26
Deferred Compensation Agreement between Bank of the Cascades and Terry E. Zink, entered into on October 29, 2013 (filed as Exhibit 10.4 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference).

10.27
Form of Voting Agreement, dated October 23, 2013, between Home Federal Bancorp, Inc. and certain stockholders of Cascade Bancorp (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference)

10.28
Form of Voting Agreement, dated October 23, 2013, between Cascade Bancorp and certain stockholders of Home Federal Bancorp, Inc. (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference).

10.29
Supplemental Employee Retirement Plan between Bank of the Cascades and Peggy L. Biss entered into February 28, 2008 (Filed as Exhibit 10.36 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.30
Amended and Restated Deferred Bonus Agreement between Bank of the Cascades and Peggy L. Biss entered into December 30, 2008 (Filed as Exhibit 10.37 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.31
Amended and Restated Deferred Bonus Agreement between Bank of the Cascades and Gregory D. Newton entered into December 29, 2008 (Filed as Exhibit 10.38 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.32
First Amendment to the Supplemental Employee Retirement Plan between Bank of the Cascades and Gregory D. Newton adopted December 30, 2011 (Filed as Exhibit 10.39 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.33
Executive Employment Agreement between Bank of the Cascades and Sandra R. Gianotti entered into October 11, 2013 (Filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.34
Amended and Restated Deferred Bonus Agreement between Bank of the Cascades and Sandra R. Gianotti entered into December 12, 2008 (Filed as Exhibit 10.41 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.35
Supplemental Employee Retirement Plan between Bank of the Cascades and Sandra R. Gianotti entered into July 10, 2008 (Filed as Exhibit 10.42 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.36
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Terry E. Zink (Filed as Exhibit 10.3 to the registrant's Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.37
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Charles Reeves (Filed as Exhibit 10.4 to the registrant's Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.38
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Gregory D. Newton (Filed as Exhibit 10.5 to the registrant's Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.39
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Peggy L. Biss (Filed as Exhibit 10.6 to the registrant's Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.40
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Daniel J. Lee (Filed as Exhibit 10.7 to the registrant's Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

†21.1	Subsidiaries of the registrant
†23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP

†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-4(a)
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-4(a)
††32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 9, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terry E. Zink Terry E. Zink, CEO and President, Director (Principal Executive Officer)	Date: March 9, 2015
/s/ Ryan R. Patrick Ryan R. Patrick, Director, Chairman	Date: March 9, 2015
/s/ Patricia L. Moss Patricia L. Moss, Director, Vice Chairman	Date: March 9, 2015
/s/ Jerol E. Andres Jerol E. Andres, Director	Date: March 9, 2015
/s/ Chris C. Casciato Chris C. Casciato, Director	Date: March 9, 2015
/s/ Michael J. Connolly Michael J. Connolly, Director	Date: March 9, 2015
/s/ Henry H. Hewitt Henry H. Hewitt, Director	Date: March 9, 2015
/s/ J. LaMont Keen J. LaMont Keen, Director	Date: March 9, 2015
/s/ James B. Lockhart III James B. Lockhart III, Director	Date: March 9, 2015
/s/ Thomas M. Wells Thomas M. Wells, Director	Date: March 9, 2015
/s/ Annette Elg Annette Elg, Director	Date: March 9, 2015
/s/ Dennis Johnson Dennis Johnson, Director	Date: March 9, 2015
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 9, 2015