Form 10-Q
period 2015-03-31
CASCADE BANCORP
filed 2015-05-08
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

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

☐ Large accelerated filer   ☒ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 72,468,905 shares of no par value Common Stock as of May 6, 2015.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(Dollars in thousands)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$43,417	$39,115
Interest bearing deposits	16,117	43,701
Federal funds sold	273	273
Total cash and cash equivalents	59,807	83,089
Investment securities available-for-sale	317,761	319,882
Investment securities held-to-maturity, estimated fair value of $153,911 at March 31, 2015 ($155,555 at December 31, 2014)	148,573	152,579
Federal Home Loan Bank (FHLB) stock	25,369	25,646
Loans held for sale	1,474	6,690
Loans, net	1,547,531	1,468,784
Premises and equipment, net	43,274	43,649
Bank-owned life insurance (BOLI)	53,692	53,449
Other real estate owned (OREO), net	4,830	3,309
Deferred tax asset (DTA), net	62,630	66,126
Core deposit intangible (CDI)	7,478	7,683
Goodwill	78,610	80,082
Other assets	31,992	30,169
Total assets	$2,383,021	$2,341,137
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$677,515	$619,377
Interest bearing demand	992,545	995,497
Savings	134,146	129,610
Time	210,990	237,138
Total deposits	2,015,196	1,981,622
Other liabilities	45,826	44,032
Total liabilities	2,061,022	2,025,654
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,472,034 issued and outstanding as of March 31, 2015 (72,491,850 as of December 31, 2014)	451,449	450,999
Accumulated deficit	(133,233)	(138,351)
Accumulated other comprehensive income	3,783	2,835
Total stockholders’ equity	321,999	315,483
Total liabilities and stockholders’ equity	$2,383,021	$2,341,137
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2015 and 2014
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$16,494	$10,749
Interest on investments	2,983	1,328
Other interest income	33	27
Total interest income	19,510	12,104

Interest expense:
Deposits:
Interest bearing demand	312	175
Savings	10	4
Time	224	183
Other borrowings	—	5
Total interest expense	546	367

Net interest income	18,964	11,737
Loan loss provision (recovery)	(2,000)	—
Net interest income after loan loss provision	20,964	11,737

Non-interest income:
Service charges on deposit accounts	1,261	753
Card issuer and merchant services fees, net	1,643	1,001
Earnings on BOLI	242	183
Mortgage banking income, net	788	434
Swap fee income	515	326
SBA gain on sales and fee income	362	214
Other income	1,311	441
Total non-interest income	6,122	3,352

Non-interest expense:
Salaries and employee benefits	11,130	7,643
Occupancy	1,366	1,140
Information technology	938	787
Equipment	357	337
Communications	541	383
Federal Deposit Insurance Corporation (FDIC) insurance	398	232
OREO expense	57	(8)
Professional services	957	1,332
Card issuer	863	358
Insurance	209	174
Other expenses	2,004	1,472
Total non-interest expense	18,820	13,850

Income before income taxes	8,266	1,239
Income tax provision	(3,148)	(296)
Net income	$5,118	$943

Basic and diluted income per share:
Net income per common share	$0.07	$0.02
Net income per common share (diluted)	$0.07	$0.02

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net income	$5,118	$943

Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	1,530	735
Tax effect of the unrealized gain on investment securities available-for-sale	(582)	(279)
Total other comprehensive income	948	456
Comprehensive income	$6,066	$1,399

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$11,958	$4,473

Investing activities:
Purchases of investment securities available-for-sale	(19,883)	(3)
Proceeds from sales, maturities, calls, and prepayments of investment securities available-for-sale	23,028	5,393
Proceeds from sales, maturities, calls of investment securities held-to-maturity	3,945	—
Proceeds from redemption of FHLB stock	277	93
Loan originations, net	(78,305)	(10,307)
Purchases of premises and equipment	(136)	(128)
Proceeds from sales of premises and equipment	26	256
Proceeds from sales of other assets	730	—
Proceeds from sales of OREO	32	166
Net cash used in investing activities	(70,286)	(4,530)

Financing activities:
Net increase in deposits	35,046	(4,727)
Tax effect of non-vested restricted stock	—	(28)
FHLB advance borrowings	5,000	60,000
Repayment of FHLB advances	(5,000)	(87,000)
Net cash provided by (used in) financing activities	35,046	(31,755)
Net decrease in cash and cash equivalents	(23,282)	(31,812)
Cash and cash equivalents at beginning of period	83,089	81,849
Cash and cash equivalents at end of period	$59,807	$50,037

Supplemental disclosures of cash flow information:
Interest paid	$3,028	$1,329
Loans transferred to OREO	$1,558	$—

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

1.    Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Cascade Bancorp (“Bancorp”), an Oregon-chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”) (collectively, the “Company” or “Cascade”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The condensed consolidated financial statements as of and for the year ended December 31, 2014 were derived from audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2014 consolidated financial statements, including the notes thereto, included in the 2014 Annual Report .

Certain amounts in 2014 have been reclassified to conform to the 2015 presentation; however the reclassifications do not have a material impact on the condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

2.    Investment Securities

Investment securities at March 31, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2015
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$216,911	$5,107	$(431)	$221,587
Non-agency MBS	78,955	329	(169)	79,115
U.S. Agency asset-backed securities	8,023	890	(46)	8,867
Corporate securities	7,369	289	—	7,658
Mutual fund	516	18	—	534
	$311,774	$6,633	$(646)	$317,761
Held-to-maturity
U.S. Agency MBS	$106,277	$3,913	$—	$110,190
Obligations of state and political subdivisions	41,732	1,434	(9)	43,157
Tax credit investments	564	—	—	564
	$148,573	$5,347	$(9)	$153,911

December 31, 2014
Available-for-sale
U.S. Agency MBS *	$232,514	$4,562	$(896)	$236,180
Non-agency MBS	66,872	232	(407)	66,697
U.S. Agency asset-backed securities	8,192	858	(42)	9,008
Corporate securities	7,333	137	—	7,470
Mutual fund	514	13	—	527
	$315,425	$5,802	$(1,345)	$319,882
Held-to-maturity
U.S. Agency MBS	$110,175	$2,032	$—	$112,207
Obligations of state and political subdivisions	41,840	962	(18)	42,784
Tax credit investments	564	—	—	564
	$152,579	$2,994	$(18)	$155,555

* U.S. Agency MBS include private label MBS of approximately $8.8 million and $9.3 million at March 31, 2015 and December 31, 2014, respectively, which are supported by FHA/VA collateral.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

The following table presents the contractual maturities of investment securities at March 31, 2015 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$340	$342	$195	$199
Due after one year through five years	7,435	7,489	20,385	20,697
Due after five years through ten years	69,345	69,376	98,199	102,235
Due after ten years	234,138	240,020	29,230	30,216
Mutual fund	516	534	—	—
Tax credit investments	—	—	564	564
	$311,774	$317,761	$148,573	$153,911

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2015
Available-for-sale
U.S. Agency MBS	$852	$—	$40,111	$(431)	$40,963	$(431)
Non-Agency MBS	24,696	(44)	5,975	(125)	30,671	(169)
U.S. Agency asset-backed securities	545	(3)	1,540	(43)	2,085	(46)
	$26,093	$(47)	$47,626	$(599)	$73,719	$(646)

Held-to-maturity
Obligations of state and political subdivisions	$1,022	$(9)	$—	$—	$1,022	$(9)
	$1,022	$(9)	$—	$—	$1,022	$(9)

December 31, 2014
Available-for-sale
U.S. Agency MBS	$15,807	$(17)	$41,479	$(879)	$57,286	$(896)
Non-Agency MBS	23,953	(220)	6,411	(187)	30,364	(407)
U.S. Agency asset-backed securities	718	(6)	1,582	(36)	2,300	(42)
	$40,478	$(243)	$49,472	$(1,102)	$89,950	$(1,345)

Held-to-maturity
Obligations of state and political subdivisions	$3,806	$(18)	$—	$—	$3,806	$(18)
	$3,806	$(18)	$—	$—	$3,806	$(18)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to changes in market yield/rate spreads at March 31, 2015 and December 31, 2014 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of March 31, 2015, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

3.    Loans and reserve for credit losses

 The composition of the loan portfolio at March 31, 2015 and December 31, 2014 was as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$236,233	18.4%	$198,845	16.8%
Non-owner occupied	379,517	29.5%	383,287	32.4%
Total commercial real estate loans	615,750	47.9%	582,132	49.2%
Construction	117,684	9.2%	100,437	8.5%
Residential real estate	174,191	13.6%	122,478	10.4%
Commercial and industrial	343,403	26.7%	342,746	29.0%
Consumer	34,485	2.6%	34,897	2.9%
Total loans	1,285,513	100.0%	1,182,690	100.0%

Less:
Deferred loan fees	(1,902)		(1,703)
Reserve for loan losses	(23,244)		(22,053)
Loans, net	$1,260,367		$1,158,934

Acquired loans (b):
Commercial real estate:
Owner occupied	$46,656	18.7%	$48,413	18.0%
Non-owner occupied	95,219	38.1%	102,890	38.2%
Total commercial real estate loans	141,875	56.8%	151,303	56.2%
Construction	18,558	7.4%	22,564	8.4%
Residential real estate	66,484	26.6%	71,385	26.5%
Commercial and industrial	21,226	8.5%	22,444	8.3%
Consumer	1,780	0.7%	1,963	0.6%
Total loans	$249,923	100.0%	$269,659	100.0%

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$11,462	30.8%	$11,851	29.5%
Non-owner occupied	10,985	29.5%	11,366	28.3%
Total commercial real estate loans	22,447	60.3%	23,217	57.8%
Construction	2,328	6.3%	2,427	6.0%
Residential real estate	9,478	25.5%	10,824	26.9%
Commercial and industrial	2,600	7.0%	3,285	8.2%
Consumer	388	0.9%	438	1.1%
Total loans	$37,241	100.0%	$40,191	100.0%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

Total loans:
Commercial real estate:
Owner occupied	$294,351	18.7%	$259,109	17.4%
Non-owner occupied	485,721	30.9%	497,543	33.3%
Total commercial real estate loans	780,072	49.6%	756,652	50.7%
Construction	138,570	8.8%	125,428	8.4%
Residential real estate	250,153	15.9%	204,687	13.7%
Commercial and industrial	367,229	23.4%	368,475	24.7%
Consumer	36,653	2.3%	37,298	2.5%
Total loans	1,572,677	100.0%	1,492,540	100.0%

Less:
Deferred loan fees	(1,902)		(1,703)
Reserve for loan losses	(23,244)		(22,053)
Loans, net	$1,547,531		$1,468,784

(a) Originated loans are loans organically made through the Company’s normal and customary origination process.
(b) Acquired loans are loans acquired in the acquisition of Home Federal Bancorp, Inc. ("Home"), discussed elsewhere in this Quarterly Report on Form 10-Q (the "Form 10-Q"), less acquired covered loans.

(c) Acquired covered loans are loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

The following describes the distinction between originated, acquired and acquired covered loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated loans

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the reserve for loan losses and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans. Interest is not accrued on loans where collectability is uncertain. Accrued interest on loans is presented in “Other assets” on the condensed consolidated balance sheet. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan as an adjustment to the related loan yield.

Approximately 70.7% of the Bank’s originated loan portfolio at March 31, 2015 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At March 31, 2015, approximately 74.3% of the Bank’s total portfolio (inclusive of acquired and acquired covered loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management expects to diversify its commercial real estate ("CRE") concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets the Bank serves.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At March 31, 2015 and December 31, 2014, the portion of loans participated to third parties (which are not included in the accompanying condensed consolidated financial statements) totaled $40.0 million and $34.5 million, respectively.

Acquired and acquired covered loans

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

Acquired loans and acquired covered loans are those purchased in the Company's acquisition of Home, which was completed on May 16, 2014 (the "Acquisition Date"). See the 2014 Annual Report for further information on the Home acquisition. These loans were recorded at estimated fair value at the Acquisition Date. The fair value estimates for acquired and acquired covered loans is based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans at acquisition was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years).

Of the loans acquired on the Acquisition Date and still held at March 31, 2015, $10.0 million, or 3.5%, were graded substandard. Of that amount $1.8 million or 18.0% of the substandard loans were covered under a loss sharing agreement with the FDIC. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of March 31, 2015, $37.2 million, or 13.0%, of the $287.2 million in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. When the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios will be reduced. While the agreements are in place, the covered assets receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets were no longer indemnified after September 2014 or will no longer be indemnified after September 2015. Only $1.8 million of the acquired covered loans were graded substandard. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

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

Changes in the loss share payable (receivable) associated with acquired covered loans for the three months ended March 31, 2015 were as follows (dollars in thousands):

Three months ended
March 31, 2015
Balance at beginning of period	$(449)
Paid to FDIC	449
Increase due to impairment	73
FDIC reimbursement	(446)
Shared loss expenses	36
Shared income	—
Adjustments from prior periods	5
Balance at end of period	$(332)

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

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

As of March 31, 2015, the reserve for loan loss methodology was enhanced within the Company's commercial and industrial ("C&I") loan portfolio with respect to its holdings of shared national credits ("SNCs"). Risk rating for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNC lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

The increase in the reserve for loan losses from December 31, 2014 to March 31, 2015 was related to net recoveries during the period. The unallocated reserve for loan losses at March 31, 2015 has decreased $2.9 million from the balance at December 31, 2014, mainly related to implementation of its reserve methodology enhancement described above. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired and acquired covered loans is based on expected prepayments, charge-offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans was $6.0 million, representing a valuation adjustment for interest rate and credit quality. The credit portion of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient, a provision to the reserve for loan losses will be made.

Covered reserve for loan losses

The reserve for loan losses on covered loans is estimated similarly to acquired loans as described above except any increase to the reserve from a recovery or a decrease in the reserve from a charge-off is partially offset by an increase in the loss share payable (or receivable) for the portion of the losses recoverable and recoveries payable to the FDIC under the loss sharing agreements. No allowance was recorded at quarter-end given management’s judgment that purchase discounts adequately address the estimated losses in the acquired loans.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
Three months ended March 31, 2015
Reserve for loan losses
Balance at December 31, 2014	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Loan loss provision (credit)	(3,947)	23	276	4,436	147	(2,935)	(2,000)
Recoveries	3,390	99	325	211	115	—	4,140
Loans charged off	(276)	—	(210)	(132)	(331)	—	(949)
Balance at end of period	$4,781	$1,255	$2,512	$11,359	$978	$2,359	$23,244

Reserve for unfunded lending commitments
Balance at December 31, 2014	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$4,781	$1,255	$2,512	$11,359	$978	$2,359	$23,244
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$4,829	$1,523	$2,537	$11,434	$1,002	$2,359	$23,684

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2015
Commercial real estate	$60	$4,721	$4,781	$26,295	$753,777	$780,072
Construction	—	1,255	1,255	743	137,827	138,570
Residential real estate	—	2,512	2,512	142	250,011	250,153
Commercial and industrial	21	11,338	11,359	3,023	364,206	367,229
Consumer	—	978	978	—	36,653	36,653
	$81	$20,804	20,885	$30,203	$1,542,474	$1,572,677
Unallocated			2,359
			$23,244

December 31, 2014
Commercial real estate	$60	$5,554	$5,614	$28,947	$727,705	$756,652
Construction	—	1,133	1,133	963	124,465	125,428
Residential real estate	—	2,121	2,121	317	204,370	204,687
Commercial and industrial	25	6,819	6,844	3,495	364,980	368,475
Consumer	—	1,047	1,047	—	37,298	37,298
	$85	$16,674	16,759	$33,722	$1,458,818	$1,492,540
Unallocated			5,294
			$22,053

The above reserve for loan losses includes an unallocated allowance of $2.4 million at March 31, 2015 and $5.3 million at December 31, 2014. The change in the unallocated allowance is mainly a result of an enhanced reserve methodology for the C&I loans, specifically related to SNC loans as described above.

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
 March 31, 2015
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

During the three months ended March 31, 2015, the Bank reduced loans classified as Special Mention and Substandard in the originated loan portfolio by $10.2 million, while total loans classified as Special Mention and Substandard decreased $17.5 million. Remediation on the originated portfolio was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, and/or sales. Work began on the acquired and acquired covered portfolio at Acquisition Date.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
March 31, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$207,846	$10,907	$1,084	$16,396	$236,233
Non-owner occupied	346,677	10,832	16,469	5,539	379,517
Total commercial real estate loans	554,523	21,739	17,553	21,935	615,750
Construction	113,769	2,236	1,620	59	117,684
Residential real estate	171,546	1,373	607	665	174,191
Commercial and industrial	302,680	26,593	10,629	3,501	343,403
Consumer	34,463	—	—	22	34,485
	$1,176,981	$51,941	$30,409	$26,182	$1,285,513

Acquired loans (b):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

Commercial real estate:
Owner occupied	$34,848	$7,936	$3,612	$260	$46,656
Non-owner occupied	70,938	11,925	5,814	6,542	95,219
Total commercial real estate loans	105,786	19,861	9,426	6,802	141,875
Construction	18,446	—	—	112	18,558
Residential real estate	65,192	—	—	1,292	66,484
Commercial and industrial	17,530	3,663	—	33	21,226
Consumer	1,775	—	—	5	1,780
	$208,729	$23,524	$9,426	$8,244	$249,923

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$11,207	$—	$—	$255	$11,462
Non-owner occupied	5,726	—	4,615	644	10,985
Total commercial real estate loans	16,933	—	4,615	899	22,447
Construction	46	2,238	—	44	2,328
Residential real estate	9,120	—	—	358	9,478
Commercial and industrial	2,096	—	—	504	2,600
Consumer	388	—	—	—	388
	$28,583	$2,238	$4,615	$1,805	$37,241

Total loans:
Commercial real estate:
Owner occupied	$253,901	$18,843	$4,696	$16,911	$294,351
Non-owner occupied	423,341	22,757	26,898	12,725	485,721
Total commercial real estate loans	677,242	41,600	31,594	29,636	780,072
Construction	132,261	4,474	1,620	215	138,570
Residential real estate	245,858	1,373	607	2,315	250,153
Commercial and industrial	322,306	30,256	10,629	4,038	367,229
Consumer	36,626	—	—	27	36,653
	$1,414,293	$77,703	$44,450	$36,231	$1,572,677

(a) Originated loans are loans organically made through the Company’s normal and customary origination process.
(b) Acquired loans are loans acquired in the acquisition of Home less acquired covered loans.
(c) Acquired covered loans are loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
December 31, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$167,509	$8,749	$4,035	$18,552	$198,845

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

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

(a) Originated loans are loans organically made through the Company’s normal and customary origination process.
(b) Acquired loans are loans acquired in the acquisition of Home less acquired covered loans.
(c) Acquired covered loans are loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at March 31, 2015 and December 31, 2014 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
March 31, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$—	$1,870	$1,870	$234,363	$236,233
Non-owner occupied	301	646	947	378,570	379,517
Total commercial real estate loans	301	2,516	2,817	612,933	615,750
Construction	59	—	59	117,625	117,684
Residential real estate	2,078	—	2,078	172,113	174,191
Commercial and industrial	164	425	589	342,814	343,403
Consumer	98	22	120	34,365	34,485
	$2,700	$2,963	$5,663	$1,279,850	$1,285,513

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$—	$—	$46,656	$46,656
Non-owner occupied	—	—	—	95,219	95,219
Total commercial real estate loans	—	—	—	141,875	141,875
Construction	—	—	—	18,558	18,558
Residential real estate	695	333	1,028	65,456	66,484
Commercial and industrial	—	—	—	21,226	21,226
Consumer	11	—	11	1,769	1,780
	$706	$333	$1,039	$248,884	$249,923

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$—	$—	$11,462	$11,462
Non-owner occupied	—	—	—	10,985	10,985
Total commercial real estate loans	—	—	—	22,447	22,447
Construction	—	—	—	2,328	2,328
Residential real estate	257	—	257	9,221	9,478
Commercial and industrial	6	5	11	2,589	2,600
Consumer	2	—	2	386	388
	$265	$5	$270	$36,971	$37,241

Total loans:
Commercial real estate:
Owner occupied	$—	$1,870	$1,870	$292,481	$294,351
Non-owner occupied	301	646	947	484,774	485,721
Total commercial real estate loans	301	2,516	2,817	777,255	780,072
Construction	59	—	59	138,511	138,570
Residential real estate	3,030	333	3,363	246,790	250,153
Commercial and industrial	170	430	600	366,629	367,229

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

Consumer	111	22	133	36,520	36,653
	$3,671	$3,301	$6,972	$1,565,705	$1,572,677

December 31, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$732	$3,716	$4,448	$194,397	$198,845
Non-owner occupied	1,718	971	2,689	380,598	383,287
Total commercial real estate loans	2,450	4,687	7,137	574,995	582,132
Construction	—	100	100	100,337	100,437
Residential real estate	662	110	772	121,706	122,478
Commercial and industrial	288	334	622	342,124	342,746
Consumer	139	45	184	34,713	34,897
	$3,539	$5,276	$8,815	$1,173,875	$1,182,690

Acquired loans (b):
Commercial real estate:
Owner occupied	$24	$—	$24	$48,389	$48,413
Non-owner occupied	—	120	120	102,770	102,890
Total commercial real estate loans	24	120	144	151,159	151,303
Construction	—	—	—	22,564	22,564
Residential real estate	1,361	288	1,649	69,736	71,385
Commercial and industrial	—	—	—	22,444	22,444
Consumer	55	—	55	1,908	1,963
	$1,440	$408	$1,848	$267,811	$269,659

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$—	$—	$11,851	$11,851
Non-owner occupied	—	27	27	11,339	11,366
Total commercial real estate loans	—	27	27	23,190	23,217
Construction	—	—	—	2,427	2,427
Residential real estate	375	—	375	10,449	10,824
Commercial and industrial	—	—	—	3,285	3,285
Consumer	11	—	11	427	438
	$386	$27	$413	$39,778	$40,191

Total loans:
Commercial real estate:
Owner occupied	$756	$3,716	$4,472	$254,637	$259,109
Non-owner occupied	1,718	1,118	2,836	494,707	497,543
Total commercial real estate loans	2,474	4,834	7,308	749,344	756,652
Construction	—	100	100	125,328	125,428
Residential real estate	2,398	398	2,796	201,891	204,687
Commercial and industrial	288	334	622	367,853	368,475
Consumer	205	45	250	37,048	37,298
	$5,365	$5,711	$11,076	$1,481,464	$1,492,540

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

(a) Originated loans are loans organically made through the Company's normal and customary origination process.
(b) Acquired loans are loans acquired in the acquisition of Home less acquired covered loans.
(c) Acquired covered loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.03 million and $0.05 million at March 31, 2015 and December 31, 2014, respectively.

The following table presents information related to impaired loans, by portfolio class, at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
March 31, 2015
Commercial real estate:
Owner occupied	$432	$3,116	$3,548	$5,087	$41
Non-owner occupied	1,080	21,667	22,747	22,806	19
Total commercial real estate loans	1,512	24,783	26,295	27,893	60
Construction	—	743	743	743	—
Residential real estate	—	142	142	181	—
Commercial and industrial	2,339	684	3,023	3,574	21
Consumer	—	—	—	—	—
	$3,851	$26,352	$30,203	$32,391	$81

December 31, 2014
Commercial real estate:
Owner occupied	$436	$5,624	$6,060	$8,699	$41
Non-owner occupied	1,087	21,800	22,887	22,943	19
Total commercial real estate loans	1,523	27,424	28,947	31,642	60
Construction	—	963	963	963	—
Residential real estate	—	317	317	353	—
Commercial and industrial	2,702	793	3,495	3,962	25
Consumer	—	—	—	—	—
	$4,225	$29,497	$33,722	$36,920	$85

At March 31, 2015 and December 31, 2014, the total recorded balance of impaired loans in the above table included $22.1 million and $22.8 million, respectively, of troubled debt restructuring (“TDR”) loans which were not on non-accrual status.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Commercial real estate:
Owner occupied	$4,804	$7,868
Non-owner occupied	22,817	22,806
Total commercial real estate loans	27,621	30,674
Construction	853	1,863
Residential real estate	229	428
Commercial and industrial	3,259	5,530
Consumer	—	—
	$31,962	$38,495

Interest income recognized for cash payments received on impaired loans for the three months ended March 31, 2015 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at March 31, 2015 and December 31, 2014 is as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Commercial real estate:
Owner occupied	$3,323	$5,564
Non-owner occupied	1,433	1,940
Total commercial real estate loans	4,756	7,504
Construction	171	216
Residential real estate	2,134	3,165
Commercial and industrial	802	744
Consumer	5	56
Total non-accrual loans	$7,868	$11,685

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Total commercial real estate loans	—	—
Construction	—	—
Residential real estate	—	—
Commercial and industrial	12	9
Consumer	22	45
Total accruing loans which are contractually past due 90 days or more	$34	$54

TDRs

The Company allocated $0.1 million and $0.1 million of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2015 and December 31, 2014, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual status at the time of restructuring, it will remain on accrual status after the restructuring. After six consecutive payments under the restructured terms, a non-accrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR it will retain that designation until it is paid off, because restructured loans generally are not at market rates following restructuring. Under certain circumstances, a TDR may be removed from TDR status if it is determined to no longer be impaired and the loan is at a competitive interest rate. Under such circumstances, allowance allocations for loans removed from TDR status would be based on the historical allocation for the applicable loan grade and loan class.

There were no loans modified and recorded as TDRs during the three months ended March 31, 2015 or 2014. At both March 31, 2015 and 2014, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the TDRs which had payment defaults during the three months ended March 31, 2014 that had been previously restructured within the last twelve months prior to March 31, 2014 (dollars in thousands). There were no TDRs which had payment defaults during the three months ended March 31, 2015 that had been previously restructured within the last twelve months prior to March 31, 2015.

2014
	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	—	$—
Construction	—	—
Residential real estate	—	—
Commercial and industrial loans	1	963
Consumer loans	—	—
	1	$963

4.    Other Real Estate Owned, net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$3,309	$3,144
Additions	1,558	—
Dispositions	(40)	(148)
Change in valuation allowance	3	(1)
Balances at end of period	$4,830	$2,995

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$2,323	$2,394
Additions to the valuation allowance	5	64
Reductions due to sales	(8)	(63)
Balance at end of period	$2,320	$2,395

The following table summarizes OREO expenses (income) for the periods shown (dollars in thousands):

	Three months ended March 31,
	2015	2014
Operating costs	$52	$9
Net gains on dispositions	—	(81)
Increases in valuation allowance	5	64
Total	$57	$(8)

5.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at March 31, 2015 and December 31, 2014 was $2.3 million and $2.2 million, respectively. There was no valuation allowance at March 31, 2015 or December 31, 2014.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$2,248	$2,232
Additions	226	95
Amortization	(187)	(99)
Change in valuation allowance	—	—
Balances at end of period	$2,287	$2,228

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended March 31,
	2015	2014
Origination and processing fees	$258	$102
Gain on sales of mortgage loans, net	552	274
MSR valuation allowance	—	—
Servicing fees	165	157
Amortization	(187)	(99)
Mortgage banking income, net	$788	$434

6.     Goodwill and other intangibles assets

The Company recorded $78.6 million of goodwill in connection with the acquisition of Home in 2014. In accordance with the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of December 31, 2014 and concluded that there was no impairment.

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI is amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the three months ended March 31, 2015 and 2014 (dollars in thousands).

	Three months ended March 31,
	2015	2014
Gross core deposit intangibles balance, beginning of period	$8,196	$529
Accumulated amortization, beginning of period	(513)	—
Core deposit intangible, net, beginning of period	7,683	529
Established through acquisitions	—	—
CDI current period amortization	(205)	(27)
Total core deposit intangible, end of period	$7,478	$502

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining nine months ending December 31, 2015 and the succeeding four years (dollars in thousands):

Years Ending December 31,
2015	$615
2016	820
2017	820
2018	820
2019	820

7.    Basic and Diluted Net Income per Share

The Company’s basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

The numerators and denominators used in computing basic and diluted net income per common share for the three months ended March 31, 2015 and 2014 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Net income	$5,118	$943

Weighted-average shares outstanding - basic	71,673,368	47,233,077
Dilutive securities	178,113	63,150
Weighted-average shares outstanding - diluted	71,851,481	47,296,227
Common stock equivalent shares excluded due to antidilutive effect	3,368,731	106,666

Basic and diluted:
Net income per common share	$0.07	$0.02
Net income per common share (diluted)	$0.07	$0.02

8.    Stock-Based Compensation

At March 31, 2015, 666,022 shares reserved under the Company’s stock-based compensation plans were available for future grants.

During the three months ended March 31, 2015, the Company granted 4,598 shares of restricted stock with a weighted-average grant date fair value of $4.34 per share, which vest in 2018 . During the same period, the Company granted 3,300,000 stock options with a weighted-average exercise price of $4.79 per share, of which 50% vest in 2018, 25% vest in 2019 and 25% vest in 2020 on the grant date anniversary. During the three months ended March 31, 2014, the Company granted 3,937 additional shares of restricted stock with a weighted-average grant date fair value of $5.08 per share, which vest in 2017. During the same period, no stock options were granted. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2015:

2015
Dividend yield	—%
Expected volatility	36.6%
Risk-free interest rate	1.3%
Expected option lives	5.0 years

The dividend yield was based on historical dividend information. The Company has not paid dividends since the third quarter of 2008 resulting in the dividend yield of 0.0%. The expected volatility was based on the historical volatility of the Company’s common stock price as adjusted for certain historical periods of extraordinary volatility in order to provide a basis for a reasonable estimate of fair value. Periods that were determined to be extraordinary were replaced with the mean volatility of like publicly-traded community banks in the western U.S. Over time, identified periods of extraordinary volatility will recede and will be replaced with the Company's actual historical volatility. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding, giving consideration to vesting schedules and historical exercise and forfeiture patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model is affected by subjective assumptions, including historical volatility of the Company’s common stock price.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

The following table presents the activity related to stock options for the three months ended March 31, 2015 and 2014:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2015	85,901	$34.85	5.7	$—
Granted	3,300,000	4.79	9.8	33.0
Canceled / forfeited	(327)	51.77	N/A	N/A
Expired	(1,691)	151.20	N/A	N/A
Options outstanding at March 31, 2015	3,383,883	$5.48	9.7	$33.0
Options exercisable at March 31, 2015	65,389	$39.95	4.9	$—

Options outstanding at January 1, 2014	111,571	$38.92	6.2	$—
Canceled / forfeited	(336)	77.04	N/A	N/A
Expired	(4,569)	129.60	N/A	N/A
Options outstanding at March 31, 2014	106,666	$34.91	6.2	$0.6
Options exercisable at March 31, 2014	88,172	$40.99	5.7	$—

Stock-based compensation expense related to stock options for the three months ended March 31, 2015 and 2014 was approximately $0.17 million and $0.01 million, respectively. As of March 31, 2015, there was approximately $5.2 million unrecognized compensation cost related to non-vested stock options that will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2015:

	Number of shares	Weighted- average grant date fair value per share
Non-vested as of January 1, 2015	794,473	$6.62
Granted	4,598	4.34
Vested	(5,197)	4.81
Canceled / forfeited	(16,833)	4.90
Non-vested as of March 31, 2015	777,041	$6.54

Restricted stock is generally scheduled to vest over a three to five year period, with the unearned compensation related to restricted stock amortized to expense on a straight-line basis. As of March 31, 2015, unrecognized compensation cost related to non-vested restricted stock totaled approximately $2.9 million. Total expense recognized by the Company for non-vested restricted stock for the three months ended March 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at March 31, 2015 and December 31, 2014, as all RSUs were fully-vested at the date of the grant.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

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

The Company is exposed to credit-related losses in the event of non-performance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

In connection with the interest rate swaps between the Company and the dealer counterparties, the agreements contain a provision that if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations. Similarly, the Company could be required to settle its obligations under certain of its agreements if certain credit ratings fall below specified standards or if specific regulatory events occur, such as a publicly issued memorandum of understanding, cease and desist order, or a termination of insurance coverage by the FDIC.

As of March 31, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands).

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$98,370	$6,926	$82,935	$4,828	$98,370	$6,926	$82,935	$4,828

(1) Included in Other Assets on the condensed consolidated balance sheet.
(2) Included in Other Liabilities on the condensed consolidated balance sheet.

Swap fee income, as included in non-interest income, was $0.5 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $6.7 million and $4.6 million as of March 31, 2015 and December 31, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

	March 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$6,926	$—	$6,926	$—	$—	$6,926

Liability Derivatives
Interest rate swaps	$6,926	$—	$6,926	$—	$6,690	$236

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Derivative assets
Interest rate swaps	$4,828	$—	$4,828	$—	$—	$4,828

Derivative liabilities
Interest rate swaps	$4,828	$—	$4,828	$—	$4,595	$233

10.    Income Taxes

In assessing the realizability of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

During the three months ended March 31, 2015 and 2014, the Company recorded a $3.1 million and $0.3 million income tax provision, respectively. As of March 31, 2015, the net deferred tax asset was $62.6 million. This is compared with a deferred tax asset as of December 31, 2014 of $66.1 million. During the first quarter of 2015, the Company’s current taxes consisted of federal and state alternative minimum taxes and other state minimum taxes.  Our estimated effective income tax rates differs from the statutory income tax rate primarily due to our use of net operating losses to offset current taxes.

There are a number of tax issues that impact the deferred tax asset balance including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the IRC. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the Company’s 2014 Annual Report.

11.    Fair Value Measurements

GAAP establishes a hierarchy for determining fair value measurements which includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internal or third-party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that assets or liabilities are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the condensed consolidated balance sheet date may differ significantly from the amounts presented herein.

The following is a description of the valuation methodologies used for assets measured at fair value on a recurring or non-recurring basis, as well as the general classification of such assets pursuant to valuation hierarchy:

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

Impaired loans: In accordance with GAAP, loans are measured for impairment using one of three methods: an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the loan’s collateral (if collateral dependent). Estimated fair value of the loan’s collateral is determined by appraisals or independent valuations which are then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized all its loans impaired during the calendar year utilizing fair value metrics as level 3. Loans that were impaired during the calendar year based on the present value of expected future cash flows discounted at the loans’ effective interest rates are not included in the table below as the loans’ effective interest rates are not based on current market rates.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

of its recorded book value or estimated fair value, net of estimated costs to sell. The Company has categorized its OREO as level 3.

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Investment securities available-for-sale	$—	$317,761	$—
Interest rate swap derivatives	—	6,926	—
Total assets	$—	$324,687	$—

Liabilities:
Interest rate swap derivatives	$—	$6,926	$—

December 31, 2014
Assets:
Investment securities available-for-sale	$—	$319,882	$—
Interest rate swap derivatives	—	4,828	—
Total assets	$—	$324,710	$—

Liabilities:
Interest rate swap derivatives	—	4,828	—

Certain assets are measured at fair value on a non-recurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a non-recurring basis by the Company at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2015
Impaired loans	$—	$—	$—
Other real estate owned	—	—	4,830
	$—	$—	$4,830

December 31, 2014
Impaired loans	$—	$—	$1,423
Other real estate owned	—	—	3,309
	$—	$—	$4,732

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$—	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$4,830	Market approach	Appraised value less selling costs of 5% to 10%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

	December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$1,423	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,309	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2014, or during the three months ended March 31, 2015. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2014 or the three months ended March 31, 2015.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2015 and December 31, 2014.

Because GAAP excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

The Company uses the following methods and assumptions to estimate the fair value of its financial instruments:

Cash and cash equivalents:  The carrying amount approximates the estimated fair value of these instruments.

Investment securities: See above description.

FHLB stock:  The carrying amount approximates the estimated fair value of this investment.

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using March 31, 2015 and December 31, 2014 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

is calculated by discounting the scheduled cash flows using the March 31, 2015 and December 31, 2014 rates offered on those instruments.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses that permit the Bank to terminate its commitment if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2015 and December 31, 2014 were approximately as follows (dollars in thousands):

		March 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$59,807	$59,807	$83,089	$83,089
Investment securities:
Available-for-sale	Level 2	317,761	317,761	319,882	319,882
Held-to-maturity	Level 2	148,573	153,911	152,579	155,555
FHLB stock	Level 2	25,369	25,369	25,646	25,646
Loans held-for-sale	Level 2	1,474	1,474	6,690	6,690
Loans, net	Level 3	1,547,531	1,555,842	1,468,784	1,471,327
BOLI	Level 3	53,692	53,692	53,449	53,449
MSRs	Level 3	2,287	2,857	2,248	2,773
Interest rate swap derivatives	Level 2	6,926	6,926	4,828	4,828

Financial liabilities:
Deposits	Level 2	2,015,196	2,015,393	1,981,622	1,981,994
Interest rate swap derivatives	Level 2	6,926	6,926	4,828	4,828

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

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets, common equity Tier 1 capital, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks ("Basel III"). Under the final rules, which became effective for the Bancorp and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Bancorp and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio ("CET1" ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of March 31, 2015 and December 31, 2014 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$196,169	8.8%	$89,576	4.0%	$111,969	5.0%
Bank	191,318	8.6%	89,387	4.0%	111,734	5.0%
CET1 capital (to risk weighted assets)
Bancorp	196,169	10.8	81,661	4.5	117,954	6.5
Bank	191,318	10.6	81,579	4.5	117,836	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	196,169	10.8	108,881	6.0	145,174	8.0
Bank	191,318	10.6	108,772	6.0	145,029	8.0
Total capital (to risk-weighted assets)
Bancorp	219,187	12.1	145,174	8.0	181,468	10.0
Bank	214,290	11.8	145,029	8.0	181,286	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$89,076	4.0%	$111,345	5.0%
Bank	167,056	7.5%	88,946	4.0%	111,183	5.0%
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	68,892	4.0	103,338	6.0
Bank	167,056	9.7	68,700	4.0	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	137,784	8.0	172,230	10.0
Bank	188,543	11.0	137,400	8.0	171,750	10.0

13.      Commitments and Contingencies

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2015
(unaudited)

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

14.      New Authoritative Accounting Guidance

In April 2015, the FASB issued ASU 2015-03, "Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, "Receivables- Troubled Debt Structurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure" ("ASU 2014-14"). ASU 2014-14 clarifies accounting and reporting for foreclosed mortgage loans when the loan is subject to a government guarantee. The provisions require that a mortgage loan be derecognized and that a separate other receivable recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual and interim reporting periods beginning after December 15, 2014. Adoption of ASU 2014-14 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: 1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. Adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables- Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). The provisions of ASU 2014-04 clarify that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. The provisions of ASU 2014-04 are effective for annual and interim reporting periods beginning on or after December 15, 2014. The adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2015 (the “2014 Annual Report”), including its audited 2014 consolidated financial statements and the notes thereto as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014.

In this Form 10-Q, please note that “we,” “our,” “us,” “Cascade” or the “Company” refer collectively to Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”).

Cautionary Information Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon and Idaho generally, and Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area; our ability to maintain asset quality and expand our market share or net interest margin; and expected cost savings, synergies and other related benefits of our recently completed merger with Home Federal Bancorp, Inc. ("Home") might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties, could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part I - Item 1A of the 2014 Annual Report. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations

These forward-looking statements speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof, except as required by applicable law. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

 Critical Accounting Policies and Accounting Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2014 included in our 2014 Annual Report. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows.

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

On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of March 31, 2015, the reserve for loan loss methodology was enhanced within its commercial and industrial ("C&I") loan portfolio with respect to shared national credits ("SNCs"). Risk rating for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNCs lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

Also, as of June 30, 2013, management implemented a homogeneous pool approach to estimate reserves for consumer and small business loans. This change has not had a material effect on the level of the reserve for loan losses. However, the Company's methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see "Loan Portfolio and Credit Quality” in Item 7 of our 2014 Annual Report.

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
The Company reversed its deferred tax asset ("DTA") valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company's DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see "Deferred Income Taxes” in Part II, Item 7 of our 2014 Annual Report.
As of March 31, 2015 and December 31, 2014, the Company had a net deferred tax asset of $62.6 million and $66.1 million, respectively. There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.

Other Real Estate Owned ("OREO") and Foreclosed Assets
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
Management concluded as of December 31, 2014 that there have been no material events or circumstances that have changed since the initial recognition of goodwill on the Acquisition Date (as defined below) that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

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

Financial Highlights

On May 16, 2014 (the “Acquisition Date”), the Company completed its acquisition of Home in a stock and cash transaction valued at $241.4 million. The transaction value includes $122.2 million in cash and the issuance of 24,309,131 shares of the Company's common stock. The completion of the acquisition provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies expect to realize economies of scale and other operating efficiencies. Assets and liabilities acquired in the Merger were recorded at fair value

As a result of the Home acquisition, goodwill of $78.6 million was recorded. Goodwill represents the excess of the purchase price of $241.4 million less the fair value of the net identifiable assets acquired of $162.8 million.

The financial statements as of March 31, 2015 are inclusive of the effects of the combined results of operations with Home. However, Home was not present in the year ago quarter-ended March 31, 2014, and as such year over year comparisons are significantly affected by this transaction.

•
Net income for the quarter ending March 31, 2015 was $5.1 million, or $0.07 per share, compared to $0.9 million, or $0.02 per share, for the first quarter of 2014. Net income for the fourth quarter ("linked quarter") was $5.0 million, or $0.07 per share. The first quarter 2015 results were benefitted by a $2.0 million (pre-tax) negative provision for loan losses arising from a the remediation of an outstanding credit that had previously been fully written off. In addition, the Company recorded a gain on disposition of decommissioned branches of approximately $0.7 million (pre-tax), similar to the gain that occurred in the linked quarter. These items were partially offset by certain transitory expense items, aggregating to $0.6 million (pre-tax), including lease abandonment of an operations center, image platform consolidation and transition to a paid time off employee benefits program.

•
Total loans at March 31, 2015 were $1.6 billion compared to $1.5 billion at December 31, 2014. Organic loan growth[1] for the first quarter of 2015 was 2.3% (approximately 9.2% annualized). For the quarter, growth was concentrated in CRE, construction, and consumer residential. The latter included both retained and acquired first lien adjustable rate mortgages ("ARMs"). The Company’s loan to deposit ratio improved to 76.8% as compared to 74.1% at December 31, 2014. The Company had outlined a key priority for 2015 to improve this ratio after a dip arising from the Home acquisition.

•
Total deposits were $2.0 billion at March 31, 2015, as compared to $2.0 billion at December 31, 2014 and $1.2 billion at March 31, 2014. The increase over March 31, 2014 was mainly a result of the inclusion of Home acquired deposits in the current period. For the current quarter, non-interest bearing accounts increased by $58.1 million, or 9.4%, over December 31, 2014, but were partially offset by runoff in higher priced CDs acquired with the Home acquisition. This resulted in an overall cost of funds at 0.11% for the quarter as compared to 0.13% for the quarter ended December 31, 2014 and 0.13% for the quarter ended March 31, 2014.

1 Organic loan growth is a non-GAAP measure defined as total loan growth less acquired loans during the period. Total loan growth was $80.1 million during the quarter, with acquired loans representing $46.4 million, resulting in organic loan growth of $33.7 million for the quarter.

•	At March 31, 2015, the net interest margin (“NIM”) was 3.74% compared to 3.68% in the linked quarter and 3.83% for the quarter ended March 31, 2014.

•	At March 31, 2015, allowance for loan losses maintained at 1.48% of total loans.

•	At March 31, 2015, stockholders’ equity was $322.0 million compared to $315.5 million at December 31, 2014.

•
Return on average assets (“ROAA”) for the quarter ending March 31, 2015 was 0.88% compared to 0.28% in the first quarter 2014 which was prior to Home acquisition, and 0.84% for the quarter ended December 31, 2014.

•	Return on equity (“ROE”) for the quarter ending March 31, 2015 was 6.52% compared 2.02% for the quarter ended March 31, 2014 and 6.41% for the quarter ended December 31, 2014.

RESULTS OF OPERATIONS –Three Months Ended March 31, 2015 and 2014

Income Statement

Net Income

Net income for the quarter ended March 31, 2015 was $0.07 per share, or $5.1 million, compared to net income of $0.02 per share, or $0.9 million, for the first quarter of 2014, mainly due to the effect of the Home acquisition which resulted in higher combined revenues, partially offset by increased operating expense. The increase in net income in the first quarter of 2015 was the result of a $9.2 million increase in net interest income after loan loss provision and a $2.8 million increase in non-interest income, partially offset by a $5.0 million increase in non-interest expense and a $2.9 million increase in the provision for income taxes.

Net Interest Income

Net interest income was $19.0 million for the first quarter of 2015, as compared to $11.7 million in the first quarter of 2014.

Total interest income increased $7.4 million from $12.1 million in the first quarter of 2014 to $19.5 million in the first quarter of 2015. This increase was due primarily to the addition of interest earning assets acquired in the Merger and originated loan growth over the past year. Accretion of the fair value discount on loans acquired as part the acquisition of Home is accreted over the remaining term to maturity of the acquired loans into interest income on loans. Accretion will vary in the event of payoffs or paydowns of specific loans. For the three months ended March 31, 2015, accretion was approximately $0.5 million.

Total interest expense for the first quarter of 2015 increased $0.2 million compared to the first quarter of 2014. Deposit interest expense for the three months ended March 31, 2015 increased over the same period in 2014 primarily as a result of increased deposits acquired as a result of the Merger.

The NIM for the first quarter of 2015 was 3.74%, compared to NIM of 3.83% in the first quarter of 2014. The decline in the current quarter from the previous period was mainly due to the impact of a lower loan to deposit ratio of the acquired Home earning assets.

Components of Net Interest Margin

The following tables set forth the components of the Company's NIM for the three months ended March 31, 2015 and 2014. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and NIM for the Company (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$467,149	$2,983	2.59%	$192,495	$1,328	2.80%
Interest bearing balances due from other banks	48,964	33	0.27%	46,086	27	0.24%
Federal funds sold	273	—	—%	22	—	—%
Federal Home Loan Bank stock	25,578	—	—%	9,890	—	—%
Loans (1)(2)(3)	1,512,769	16,494	4.42%	994,926	10,749	4.38%
Total earning assets/interest income	2,054,733	19,510	3.85%	1,243,419	12,104	3.95%
Reserve for loan losses	(23,556)			(21,482)
Cash and due from banks	41,069			27,094
Premises and equipment, net	43,536			32,792
Bank-owned life insurance	53,549			36,637
Deferred tax asset	66,318			49,932
Goodwill	79,951			—
Accrued interest and other assets	43,175			16,078
Total assets	$2,358,775			$1,384,470

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$996,267	312	0.13%	$541,731	175	0.13%
Savings deposits	131,504	10	0.03%	51,891	4	0.03%
Time deposits	224,792	224	0.40%	136,570	183	0.54%
Other borrowings	278	—	—%	6,978	5	0.29%
Total interest bearing liabilities/interest expense	1,352,841	546	0.16%	737,170	367	0.20%
Demand deposits	642,391			435,803
Other liabilities	45,071			22,061
Total liabilities	2,040,303			1,195,034
Stockholders' equity	318,472			189,436
Total liabilities and stockholders' equity	$2,358,775			$1,384,470
Net interest income		$18,964			$11,737

Net interest spread			3.69%			3.75%

Net interest income to earning assets			3.74%			3.83%

(1)	Average non-performing loans included in the computation of average loans for the three months ended March 31, 2015 and 2014 was approximately $11.6 million and $5.3 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.8 million in 2015 and $0.2 million in 2014.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three months ended March 31, 2015, and attributes such variance to “volume” or “rate” changes (dollars in thousands):

	Three Months Ended March 31,
	2015 over 2014
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$5,745	$5,595	$150
Interest on investment securities	1,655	1,895	(240)
Other investment income	6	2	4
Total interest income	7,406	7,492	(86)

Interest expense:
Interest on deposits:
Interest bearing demand	137	147	(10)
Savings	6	6	—
Time deposits	41	118	(77)
Other borrowings	(5)	(5)	—
Total interest expense	179	266	(87)

Net interest income	$7,227	$7,226	$1

Loan Loss Provision

The Company recorded a $2.0 million reverse provision during the three months ended March 31, 2015, arising from the remediation of an outstanding credit that had previously been written off. To remediate adversely risk rated credits in the past several years, the Company had restructured certain loans into A/B notes, with the B notes fully written off. In the event other B notes refinance or pay off in the future, the Company may benefit from such recoveries. The Company did not record a loan loss provision during the three months ended March 31, 2014.

Net recoveries in the first quarter of 2015 were $3.2 million compared to $0.9 million in the first quarter of 2014, primarily related to the B note remediation discussed above. At March 31, 2015, the reserve for loan losses was $23.2 million, or 1.48%, of outstanding loans compared to $22.1 million, or 1.48%, of outstanding loans at December 31, 2014.

The Bank maintains pooled and impaired loan reserves with additional consideration of qualitative factors and unallocated reserves in reaching its determination of the total reserve for loan losses. The level of reserves is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies and Estimates” in this Form 10-Q and “Loan Portfolio and Credit Quality” in Item 7 of our 2014 Annual Report. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan-related losses.

The reserve for unfunded lending commitments was $0.4 million at March 31, 2015, which remained unchanged from December 31, 2014.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change
Service charges on deposit accounts	$1,261	$753	67.5%
Card issuer and merchant services fees, net	1,643	1,001	64.1%
Earnings on BOLI	242	183	32.2%
Mortgage banking income, net	788	434	81.6%
Swap fee income	515	326	58.0%
SBA gain on sales and fee income	362	214	69.2%
Other income	1,311	441	197.3%
Total non-interest income	$6,122	$3,352	82.6%

Overall, the increase in non-interest income in the three months ended March 31, 2015 compared to the same period in 2014 was related to provision of banking services to a larger customer base arising from the Merger.

During the quarter ended March 31, 2015, service charges on deposit accounts and cash issuer and merchant service fees increased 67.5% and 64.1%, respectively, compared to the quarter ended March 31, 2014. The increase was mainly related to the addition of Home customer transaction volumes for banking services.

Earnings on BOLI increased 32.2% in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the addition of Home related BOLI plans.

Net mortgage banking income increased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, mainly due to higher residential mortgage origination volumes and related gains on sales. Home did not have a mortgage banking portfolio, and as a result, this change is attributable to Cascade only.

Customer interest rate swap fee income and SBA gain on sales and fee income were $0.5 million and $0.4 million, respectively, in the first quarter of 2015, representing a 58.0% and 69.2% increase over the first quarter of 2014. The Bank entered these lines of business in 2013 to expand customer services and diversify its revenue sources and the increases evidence a successful expansion of this line of business.

Other income for the three months ended March 31, 2015 increased 197.3% over the comparable prior year period. The increase in the period was due primarily to gains on sales of previously decommissioned branches, totaling $0.7 million in the first quarter of 2015. Disposition of overlap offices resulting from the Home acquisition is largely complete.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change
Salaries and employee benefits	$11,130	$7,643	45.6%
Occupancy	1,366	1,140	19.8%
Information technology	938	787	19.2%
Equipment	357	337	5.9%
Communications	541	383	41.3%
FDIC insurance	398	232	71.6%
OREO	57	(8)	(812.5)%
Professional services	957	1,332	(28.2)%
Card issuer	863	358	141.1%
Insurance	209	174	20.1%
Other expenses	2,004	1,472	36.1%
Total non-interest expense	$18,820	$13,850	35.9%

Non-interest expense for the first quarter of 2015 was $18.8 million compared to $13.9 million for the first quarter of 2014. Non-interest expense in the first quarter of 2015 includes expenses related to Home's former operations incurred since the Acquisition Date.
Total salaries and benefits increased 45.6% for the three months ended March 31, 2015 compared to the same period in 2014. The increase primarily relates to the inclusion of former employees of Home who were retained by the Company after the Acquisition Date.

Information technology for the three months ended March 31, 2015 increased over the same period in 2014, due primarily to imaging projects undertaken in 2015.

Occupancy, equipment and communications expenses for the three months ended March 31, 2015 increased an aggregate of $0.4 million compared to the three months ended March 31, 2014 primarily related to the effect of an increase in number of branches resulting from the Home acquisition.

Federal Deposit Insurance Corporation ("FDIC") insurance increased for the three months ended March 31, 2015 compared to the same period in 2014. This increase was mainly due to higher average assets, resulting largely from the Home acquisition, partially offset by reduced monetary assessments by the FDIC as a result of the Bank's improved financial condition.

OREO expenses increased slightly in the three months ended March 31, 2015 compared to the same period in 2014, mainly as a result of increased costs to maintain OREO properties during the year.

Professional services decreased during the three months ended March 31, 2015 compared to the same period in 2014, due primarily to expenses related to the Home acquisition incurred in the first quarter of 2014.

Card issuer expenses increased 141.1% in the three months ended March 31, 2015 compared to the same period in 2014, largely as a result of the inclusion of Home's former operations and customers since the Acquisition Date.

Insurance expense remained stable during the three months ended March 31, 2015 compared to the same period in 2014.

Other expenses increased in the first quarter of 2015 compared to the same period in 2014 mainly as a result of the inclusion of expenses related to Home's former operations incurred since the Acquisition Date.

Income Taxes

The Company recorded an income tax provision of $3.1 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the DTA was $62.6 million. This is compared with a DTA as of December 31, 2014 of $66.1 million. During the first quarter of 2014, the Company’s current taxes consisted of federal and state alternative minimum taxes and other state minimum taxes.  Our estimated effective income tax rate differs from the statutory income tax rate primarily due to our use of net operating losses to offset current taxes.

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

The Company reversed its DTA valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company's DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see "Deferred Income Taxes” in Part II, Item 7 of our 2014 Annual Report.

Financial Condition

Total Assets and Liabilities

Total assets at March 31, 2015 were stable at $2.4 billion, compared to $2.3 billion at December 31, 2014, with lower cash balances offset by higher loans outstanding. On a year over year basis, total assets increased from $1.4 billion at March 31, 2014 mainly due to the inclusion of the Home acquisition.

Cash and cash equivalents at March 31, 2015 were $59.8 million compared to $83.1 million at December 31, 2014, as cash was utilized to fund loan growth. Investment securities classified as available-for-sale and held-to-maturity were stable at $466.3 million at March 31, 2015, as compared to $472.5 million at December 31, 2014. Securities are up year over year mainly as a result of the inclusion of Home balances. Similarly, on March 31, 2015, goodwill and deferred tax asset were stable at $78.6 million and $62.6 million, respectively, as compared to December 31, 2014. Higher balances in these asset categories on a year over year basis arise because of purchase accounting related to the Home acquisition.

Total loans at March 31, 2015 were $1.6 billion, compared to $1.5 billion at December 31, 2014. Organic loan growth for the first quarter of 2015 was 2.3% for the quarter (9.2% annualized). Growth was concentrated in CRE, construction, and consumer residential loans. The latter included both retained and acquired first lien ARMs. Strategically, the bank prioritized expansion of its ARM portfolio to further diversify its overall loan portfolio by geography and loan type. Commercial and industrial loans were up despite a modest decline in the shared national credit portfolio. The Company’s loan to deposit ratio improved to 76.8% as compared to 74.1% at December 31, 2014. The Company has identified the improvement of this ratio as a key priority in 2015 after experiencing a dip resulting from the Home acquisition. As of March 31, 2015, loans were up $0.6 billion compared to the year ago period owing to originated loan portfolio growth as well as the inclusion of Home acquired loans.

Loans acquired in the Home acquisition are recorded at fair value with no allowance for loan losses brought forward in accordance with purchase accounting principles. The net fair value adjustment to acquired loans from the Home acquisition was $6.0 million at the Acquisition Date, representing a valuation adjustment for interest rate and credit quality which will be accreted over the life of the loans (approximately 10 years).

Total deposits were seasonally stable at $2.0 billion at March 31, 2015 as compared to December 31, 2014. Non-interest bearing accounts increased by $58.1 million, or 9.4%, over December 31, 2014 but were partially offset by runoff in higher priced certificates of deposit acquired with the Home acquisition. This resulted in an overall cost of funds at 0.11% for the quarter as compared to 0.13% for the quarter ended December 31, 2014 and 0.13% for the quarter ended March 31, 2014.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2015, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Stockholders Equity and Capital Resources

Total stockholders’ equity at March 31, 2015 was $322.0 million, as compared to $315.5 million at December 31, 2014. The increase in total stockholders' equity was predominantly due to the first quarter 2015 net income. At March 31, 2015, the total common equity to total assets ratio was 13.51% and the Company’s basic book value per share was $4.44 as compared to the total common equity to total assets ratio of 13.48% and basic book value per share of $4.35 at December 31, 2014.

At March 31, 2015, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the Basel III regulatory capital framework. Additional information regarding capital requirements can be found in Note 12 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$196,169	8.8%	$111,969	5.0%
Bank	191,318	8.6%	111,734	5.0%
CET1 capital (to risk weighted assets)
Bancorp	196,169	10.8	117,954	6.5
Bank	191,318	10.6	117,836	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	196,169	10.8	145,174	8.0
Bank	191,318	10.6	145,029	8.0
Total capital (to risk-weighted assets)
Bancorp	219,187	12.1	181,468	10.0
Bank	214,290	11.8	181,286	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$111,345	5.0%
Bank	167,056	7.5%	111,183	5.0%
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	103,338	6.0
Bank	167,056	9.7	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	172,230	10.0
Bank	188,543	11.0	171,750	10.0

Asset Quality

Credit quality metrics were solid as of March 31, 2015, with a continuing trend toward lower loan delinquencies and non-performing asset ratios. The Bank has recorded net loan recoveries in each of the periods since the Acquisition Date. The ratio of loan loss reserve to total loans was stable at 1.48% as of March 31, 2015.

At March 31, 2015, delinquent loans were 0.17% of the loan portfolio. This compares to 0.27% as of December 31, 2014 and 0.33% as of March 31, 2014. Net loan recoveries totaled $3.2 million for the first quarter of 2015 compared to net recoveries of $0.7 million and $0.9 million for the fourth and first quarters of 2014, respectively.

Non-performing assets as a percentage of total assets was 0.53% at March 31, 2015, as compared to 0.64% at December 31, 2014 and 0.65% at March 31, 2014.

At March 31, 2015, $37.2 million, or 13.0%, of the $287.2 million still held in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and 10 years after the acquisitions date for single-family covered assets. The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC loss sharing agreements are not expected to be material to the Company’s financial condition. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit	$438,772	$371,871
Commitments under credit card lines of credit	31,348	28,822
Standby letters of credit	5,671	4,201

Total off-balance sheet financial instruments	$475,791	$404,894

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

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Bank would be entitled to seek recovery from the customer. The Bank’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those involved in extending loans to customers. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

The increase in commitments to extend credit from the balance at December 31, 2014 to the balance at March 31, 2015 was primarily related to an increase in construction and commercial commitments.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of March 31, 2015 and December 31, 2014.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At March 31, 2015, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco ("FRB") totaling $10.7 million compared to $34.2 million at December 31, 2014. The decrease was primarily the result of fundings of loans during the quarter.

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

The Bank augments core deposits with wholesale funds from time to time. The Bank may accept local relationship-based reciprocal Certificate of Deposit Account Registry Service ("CDARS") and Demand Deposit Marketplace ("DDM") deposits. Regulators classify such as brokered deposits. At March 31, 2015 and December 31, 2014, the Company had $9.3 million and $11.5 million in reciprocal CDARS, respectively, and $51.4 million and $54.3 million in reciprocal DDM deposits, respectively.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At March 31, 2015, the Bank was in compliance with this requirement. Currently there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At March 31, 2015, the Federal Home Loan Bank of Seattle ("FHLB") had extended the Bank a secured line of credit of $467.3 million (20.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2015, the Bank had qualifying collateral pledged for FHLB borrowings totaling $480.2 million, of which the Bank had $5.0 million outstanding. At March 31, 2015, the Bank also had undrawn borrowing capacity at FRB of $13.9 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $110.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At March 31, 2015, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At March 31, 2015, the Bank had $475.8 million in total outstanding commitments to extend credit, compared to $404.9 million at year-end 2014. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of March 31, 2015, the book value of unpledged investments totaled $263.2 million compared to $285.2 million at December 31, 2014.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors previously disclosed in Part I – Item 1A Risk Factors of our 2014 Annual Report. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-Q. There have been no material changes to Cascade’s risk factors described in our 2014 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended March 31, 2015, the Company did not repurchase any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Form of Stock Option Grant Agreement (Incentive Stock Options) (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 000-23322), and incorporated herein by reference).

10.2
Form of Stock Option Grant Agreement (Nonqualified Stock Options) (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 000-23322), and incorporated herein by reference).

10.3
First Amendment to Employment Agreement, effective February 4, 2015, between Cascade and Terry Zink (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 000-23322), and incorporated herein by reference).

10.4
First Amendment to Employment Agreement, effective February 4, 2015, between Cascade and Charles “Chip” Reeves (Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 000-23322), and incorporated herein by reference).

10.5
First Amendment to Employment Agreement, effective February 4, 2015, between Cascade and Greg Newton (Filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 000-23322), and incorporated herein by reference).

10.6
First Amendment to Employment Agreement, effective February 4, 2015, between Cascade and Peggy Biss (Filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 000-23322), and incorporated herein by reference).

10.7
First Amendment to Employment Agreement, effective February 4, 2015, between Cascade and Dan Lee (Filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2015 (File No. 000-23322), and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-4(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-4(a)
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE BANCORP (Registrant)
Date	May 8, 2015	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	May 8, 2015	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)