Form 10-Q
period 2015-06-30
CASCADE BANCORP
filed 2015-08-07
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 72,791,394 shares of no par value Common Stock as of August 5, 2015.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(Dollars in thousands)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,598	$39,115
Interest bearing deposits	33,913	43,701
Federal funds sold	273	273
Total cash and cash equivalents	79,784	83,089
Investment securities available-for-sale	310,743	319,882
Investment securities held-to-maturity, estimated fair value of $150,182 at June 30, 2015; $155,555 at December 31, 2014	147,863	152,579
Federal Home Loan Bank (FHLB) stock	3,026	25,646
Loans held for sale	2,164	6,690
Loans, net	1,601,058	1,468,784
Premises and equipment, net	42,509	43,649
Bank-owned life insurance (BOLI)	53,933	53,449
Other real estate owned (OREO), net	4,040	3,309
Deferred tax asset (DTA), net	56,612	66,126
Core deposit intangible (CDI)	7,273	7,683
Goodwill	78,610	80,082
Other assets	30,872	30,169
Total assets	$2,418,487	$2,341,137
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$705,232	$619,377
Interest bearing demand	1,005,394	995,497
Savings	132,920	129,610
Time	202,969	237,138
Total deposits	2,046,515	1,981,622
Other liabilities	46,616	44,032
Total liabilities	2,093,131	2,025,654
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,848,611 issued and outstanding as of June 30, 2015; 72,491,850 issued and outstanding as of December 31, 2014	451,481	450,999
Accumulated deficit	(128,438)	(138,351)
Accumulated other comprehensive income	2,313	2,835
Total stockholders’ equity	325,356	315,483
Total liabilities and stockholders’ equity	$2,418,487	$2,341,137
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30, 2015
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$16,987	$14,147	$33,481	$24,896
Interest on investments	2,805	2,020	5,788	3,348
Other interest income	27	45	60	72
Total interest income	19,819	16,212	39,329	28,316

Interest expense:
Deposits:
Interest bearing demand	315	217	628	392
Savings	10	7	20	11
Time	136	319	359	502
Other borrowings	6	1	6	6
Total interest expense	467	544	1,013	911

Net interest income	19,352	15,668	38,316	27,405
Loan loss provision (recovery)	—	—	(2,000)	—
Net interest income after loan loss provision (recovery)	19,352	15,668	40,316	27,405

Non-interest income:
Service charges on deposit accounts	1,249	1,114	2,510	1,867
Card issuer and merchant services fees, net	1,856	1,595	3,499	2,596
Earnings on BOLI	242	249	484	432
Mortgage banking income, net	677	622	1,465	1,056
Swap fee income	785	617	1,300	943
SBA gain on sales and fee income	144	—	506	—
Other income	1,742	617	3,053	1,272
Total non-interest income	6,695	4,814	12,817	8,166

Non-interest expense:
Salaries and employee benefits	10,588	13,746	21,718	21,389
Occupancy	1,417	4,851	2,783	5,991
Information technology	1,046	1,815	1,984	2,602
Equipment	395	629	752	966
Communications	484	562	1,025	945
Federal Deposit Insurance Corporation (FDIC) insurance	306	454	704	686
OREO (income) expense	(168)	710	(111)	702
Professional services	1,289	3,851	2,246	5,183
Card issuer	643	530	1,506	888
Insurance	191	601	400	775
Other expenses	2,200	2,476	4,204	3,948
Total non-interest expense	18,391	30,225	37,211	44,075

Income (loss) before income taxes	7,656	(9,743)	15,922	(8,504)
Income tax (provision) / benefit	(2,861)	5,065	(6,009)	4,769
Net income (loss)	$4,795	$(4,678)	$9,913	$(3,735)

Basic and diluted income (loss) per share:
Net income (loss) per common share	$0.07	$(0.08)	$0.14	$(0.07)
Net income (loss) per common share (diluted)	$0.07	$(0.08)	$0.14	$(0.07)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$4,795	$(4,678)	$9,913	$(3,735)

Other comprehensive income (loss):
Change in unrealized gain on investment securities available-for-sale	(2,256)	2,715	(727)	3,450
Tax effect of the unrealized gain on investment securities available-for-sale	786	(1,032)	205	(1,311)
Total other comprehensive income (loss)	$(1,470)	$1,683	$(522)	$2,139
Comprehensive income (loss)	$3,325	$(2,995)	$9,391	$(1,596)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$25,241	$(6,825)

Investing activities:
Purchases of investment securities available-for-sale	(34,902)	(6,466)
Proceeds from sales, maturities, calls, and prepayments of investment securities available-for-sale	42,316	76,071
Proceeds from sales, maturities, calls of investment securities held-to-maturity	4,572	656
Proceeds from redemption of FHLB stock	22,620	350
Loan originations, net	(131,832)	(6,947)
Purchases of premises and equipment	144	(609)
Proceeds from sales of premises and equipment	26	293
Proceeds from sales of other assets	1,855	—
Proceeds from sales of OREO	865	291
Net cash received from acquisition of Home	—	38,620
Net cash used in investing activities	(94,336)	102,259

Financing activities:
Net increase in deposits	66,365	14,067
Proceeds from stock options exercised	(575)	—
Tax effect of non-vested restricted stock	—	(78)
FHLB advance borrowings	95,000	60,000
Repayment of FHLB advances	(95,000)	(87,000)
Net cash provided by (used in) financing activities	65,790	(13,011)
Net decrease in cash and cash equivalents	(3,305)	82,423
Cash and cash equivalents at beginning of period	83,089	81,849
Cash and cash equivalents at end of period	$79,784	$164,272

Supplemental disclosures of cash flow information:
Interest paid	$2,282	$3,340
Loans transferred to OREO	$1,558	$—

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
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

The condensed consolidated financial statements as of and for the year ended December 31, 2014 were derived from audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2014 consolidated financial statements, including the notes thereto, included in the 2014 Annual Report.

Certain amounts in 2014 have been reclassified to conform to the 2015 presentation; however, the reclassifications do not have a material impact on the condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

2.    Investment Securities

Investment securities at June 30, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2015
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$203,804	$4,167	$(813)	$207,158
Non-agency MBS	87,424	178	(689)	86,913
U.S. Agency asset-backed securities	7,860	817	(7)	8,670
Corporate securities	7,405	65	—	7,470
Mutual fund	519	13	—	532
	$307,012	$5,240	$(1,509)	$310,743
Held-to-maturity
U.S. Agency MBS	$105,800	$1,807	$—	$107,607
Obligations of state and political subdivisions	41,624	546	(34)	42,136
Tax credit investments	439	—	—	439
	$147,863	$2,353	$(34)	$150,182

December 31, 2014
Available-for-sale
U.S. Agency MBS *	$232,514	$4,562	$(896)	$236,180
Non-agency MBS	66,872	232	(407)	66,697
U.S. Agency asset-backed securities	8,192	858	(42)	9,008
Corporate securities	7,333	137	—	7,470
Mutual fund	514	13	—	527
	$315,425	$5,802	$(1,345)	$319,882
Held-to-maturity
U.S. Agency MBS	$110,175	$2,032	$—	$112,207
Obligations of state and political subdivisions	41,840	962	(18)	42,784
Tax credit investments	564	—	—	564
	$152,579	$2,994	$(18)	$155,555

* U.S. Agency MBS include private label MBS of approximately $8.6 million and $9.3 million at June 30, 2015 and December 31, 2014, respectively, which are supported by FHA/VA collateral.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

The following table presents the contractual maturities of investment securities at June 30, 2015 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$261	$262	$195	$198
Due after one year through five years	9,399	9,485	28,854	29,136
Due after five years through ten years	64,419	63,861	93,357	95,121
Due after ten years	232,414	236,603	25,018	25,288
Mutual fund	519	532	—	—
Tax credit investments	—	—	439	439
	$307,012	$310,743	$147,863	$150,182

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2015
Available-for-sale
U.S. Agency MBS	$7,981	$(32)	$39,762	$(781)	$47,743	$(813)
Non-Agency MBS	59,328	(616)	5,318	(73)	64,646	(689)
U.S. Agency asset-backed securities	658	(2)	1,580	(5)	2,238	(7)
	$67,967	$(650)	$46,660	$(859)	$114,627	$(1,509)

Held-to-maturity
Obligations of state and political subdivisions	$5,989	$(34)	$—	$—	$5,989	$(34)
	$5,989	$(34)	$—	$—	$5,989	$(34)

December 31, 2014
Available-for-sale
U.S. Agency MBS	$15,807	$(17)	$41,479	$(879)	$57,286	$(896)
Non-Agency MBS	23,953	(220)	6,411	(187)	30,364	(407)
U.S. Agency asset-backed securities	718	(6)	1,582	(36)	2,300	(42)
	$40,478	$(243)	$49,472	$(1,102)	$89,950	$(1,345)

Held-to-maturity
Obligations of state and political subdivisions	$3,806	$(18)	$—	$—	$3,806	$(18)
	$3,806	$(18)	$—	$—	$3,806	$(18)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to changes in market yield/rate spreads at June 30, 2015 and December 31, 2014 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of June 30, 2015, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

3.    Loans and reserve for credit losses

 The composition of the loan portfolio at June 30, 2015 and December 31, 2014 was as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$271,263	19.9%	$198,845	16.8%
Non-owner occupied	394,516	29.0%	383,287	32.4%
Total commercial real estate loans	665,779	48.9%	582,132	49.2%
Construction	120,706	8.9%	100,437	8.5%
Residential real estate	184,309	13.6%	122,478	10.4%
Commercial and industrial	352,189	25.9%	342,746	29.0%
Consumer	37,129	2.7%	34,897	2.9%
Total loans	1,360,112	100.0%	1,182,690	100.0%

Less:
Deferred loan fees	(2,031)		(1,703)
Reserve for loan losses	(23,501)		(22,053)
Loans, net	$1,334,580		$1,158,934

Acquired loans (b):
Commercial real estate:
Owner occupied	$45,469	19.7%	$48,413	18.0%
Non-owner occupied	89,522	38.7%	102,890	38.2%
Total commercial real estate loans	134,991	58.4%	151,303	56.2%
Construction	12,346	5.3%	22,564	8.4%
Residential real estate	61,773	26.7%	71,385	26.5%
Commercial and industrial	20,592	8.9%	22,444	8.3%
Consumer	1,491	0.7%	1,963	0.6%
Total loans	$231,193	100.0%	$269,659	100.0%

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$11,003	31.2%	$11,851	29.5%
Non-owner occupied	10,338	29.3%	11,366	28.3%
Total commercial real estate loans	21,341	60.5%	23,217	57.8%
Construction	2,224	6.3%	2,427	6.0%
Residential real estate	8,979	25.4%	10,824	26.9%
Commercial and industrial	2,426	6.9%	3,285	8.2%
Consumer	315	0.9%	438	1.1%
Total loans	$35,285	100.0%	$40,191	100.0%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

Total loans:
Commercial real estate:
Owner occupied	$327,735	20.1%	$259,109	17.4%
Non-owner occupied	494,376	30.4%	497,543	33.3%
Total commercial real estate loans	822,111	50.5%	756,652	50.7%
Construction	135,276	8.3%	125,428	8.4%
Residential real estate	255,061	15.7%	204,687	13.7%
Commercial and industrial	375,207	23.1%	368,475	24.7%
Consumer	38,935	2.4%	37,298	2.5%
Total loans	1,626,590	100.0%	1,492,540	100.0%

Less:
Deferred loan fees	(2,031)		(1,703)
Reserve for loan losses	(23,501)		(22,053)
Loans, net	$1,601,058		$1,468,784

(a) Originated loans are loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Acquired loans are loans acquired in the acquisition of Home Federal Bancorp, Inc. (“Home”), discussed elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), less acquired covered loans.

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

Approximately 71.4% of the Bank’s originated loan portfolio at June 30, 2015 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At June 30, 2015, approximately 74.5% of the Bank’s total portfolio (inclusive of acquired and acquired covered loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho area. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management expects to diversify its commercial real estate (“CRE”) concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets the Bank serves.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At June 30, 2015 and December 31, 2014, the portion of loans participated to third parties (which are not included in the accompanying condensed consolidated financial statements) totaled $43.8 million and $34.5 million, respectively.

Acquired and acquired covered loans

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

Acquired loans and acquired covered loans are those purchased in the Company’s acquisition of Home, which was completed on May 16, 2014 (the “Acquisition Date”). See the 2014 Annual Report for further information on the Home acquisition. These loans were recorded at estimated fair value at the Acquisition Date. The fair value estimates for acquired and acquired covered loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans at acquisition was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years).

Of the loans acquired on the Acquisition Date and still held at June 30, 2015, $10.6 million, or 4.0%, were graded substandard. Of that amount, $1.6 million, or 15.1%, of the substandard loans were covered under a loss sharing agreement with the FDIC. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of June 30, 2015, $35.3 million, or 13.2%, of the $266.5 million in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered assets. When the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios will be reduced. While the agreements are in place, the covered assets receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets were no longer indemnified after September 2014 or will no longer be indemnified after September 2015. Only $1.6 million of the acquired covered loans were graded substandard. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Acquisition Date which represents the estimated value of reimbursement the Company expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. Upon the determination of an incurred loss or recovery, the loss share receivable/payable will be changed by the amount due to or due from the FDIC.

Changes in the loss share payable (receivable) associated with acquired covered loans for the three and six months ended June 30, 2015 were as follows (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2015
Balance at beginning of period	$(332)	(449)
Paid to FDIC	332	781
Increase due to impairment	—	73
FDIC reimbursement	(354)	(800)
Shared loss expenses	69	105
Shared income	(21)	(21)
Adjustments from prior periods	38	43
Balance at end of period	$(268)	(268)

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
 June 30, 2015
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

As of March 31, 2015, the reserve for loan loss methodology was enhanced within the Company’s commercial and industrial (“C&I”) loan portfolio with respect to its holdings of shared national credits (“SNCs”). Risk ratings for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNC lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

The increase in the reserve for loan losses from December 31, 2014 to June 30, 2015 was related to net recoveries during the period. The unallocated reserve for loan losses at June 30, 2015 has decreased $3.0 million from the balance at December 31, 2014, mainly related to implementation of its reserve methodology enhancement described above. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired and acquired covered loans are based on expected prepayments, charge-offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired and acquired covered loans was $6.0 million, representing a valuation adjustment for interest rate and credit quality. The credit portion of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient, a provision to the reserve for loan losses will be made.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended June 30, 2015
Allowance for Loan Losses
Balance at March 31, 2015	$4,781	$1,255	$2,512	$11,359	$978	$2,359	$23,244
Loan loss provision (credit)	38	78	(175)	(166)	290	(65)	—
Recoveries	216	23	260	344	162	—	1,005
Loans charged off	(3)	—	(134)	(182)	(429)	—	(748)
Balance at end of period	$5,032	$1,356	$2,463	$11,355	$1,001	$2,294	$23,501

Reserve for unfunded lending commitments
Balance at March 31, 2015	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$5,032	$1,356	$2,463	$11,355	$1,001	$2,294	$23,501
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$5,080	$1,624	$2,488	$11,430	$1,025	$2,294	$23,941

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the six months ended June 30, 2015
Allowance for Loan Losses
Balance at December 31, 2014	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Loan loss provision (credit)	(3,909)	101	101	4,270	437	(3,000)	(2,000)
Recoveries	3,606	122	585	555	277	—	5,145
Loans charged off	(279)	—	(344)	(314)	(760)	—	(1,697)
Balance at end of period	$5,032	$1,356	$2,463	$11,355	$1,001	$2,294	$23,501

Reserve for unfunded lending commitments
Balance at December 31, 2014	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$5,032	$1,356	$2,463	$11,355	$1,001	$2,294	$23,501
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$5,080	$1,624	$2,488	$11,430	$1,025	$2,294	$23,941

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended June 30, 2014
Allowance for Loan Losses
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the six months ended June 30, 2014
Allowance for Loan Losses
Balance at December 31, 2013	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision	(1,478)	115	(270)	237	191	1,205	—
Recoveries	1,001	374	281	1,457	154	—	3,267
Loans charged off	(1,128)	(296)	(324)	(1,340)	(565)	—	(3,653)
Balance at end of period	$7,960	$728	$2,068	$6,615	$1,181	$1,919	$20,471

Reserve for unfunded lending commitments
Balance at December 31, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$7,960	$728	$2,068	$6,615	$1,181	$1,919	$20,471
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$8,008	$996	$2,093	$6,690	$1,205	$1,919	$20,911

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2015
Commercial real estate	$82	$4,950	$5,032	$4,591	$817,520	$822,111
Construction	—	1,356	1,356	521	134,755	135,276
Residential real estate	—	2,463	2,463	55	255,006	255,061
Commercial and industrial	125	11,230	11,355	2,862	372,345	375,207
Consumer	—	1,001	1,001	—	38,935	38,935
	$207	$21,000	21,207	$8,029	$1,618,561	$1,626,590
Unallocated			2,294
			$23,501

December 31, 2014
Commercial real estate	$60	$5,554	$5,614	$28,947	$727,705	$756,652
Construction	—	1,133	1,133	963	124,465	125,428
Residential real estate	—	2,121	2,121	317	204,370	204,687
Commercial and industrial	25	6,819	6,844	3,495	364,980	368,475
Consumer	—	1,047	1,047	—	37,298	37,298
	$85	$16,674	16,759	$33,722	$1,458,818	$1,492,540
Unallocated			5,294
			$22,053

The above reserve for loan losses includes an unallocated allowance of $2.3 million at June 30, 2015 and $5.3 million at December 31, 2014. The change in the unallocated allowance is mainly a result of an enhanced reserve methodology for the C&I loans, specifically related to SNC loans as described above.

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
 June 30, 2015
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

During the six months ended June 30, 2015, the Bank saw improved credit quality, as demonstrated by a reduction in the aggregate balance of all loans adversely classified. The improvement was mainly in Special Mention loans, resulting from improving economic conditions as well as payoffs and paydowns in the Special Mention portfolio. Substandard loan balances have increased modestly, with improvements in certain credits offset by an increase related to a shared national credit, included in commercial and industrial loans, that was downgraded during the period.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
June 30, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$244,397	$9,972	$2,419	$14,475	$271,263
Non-owner occupied	368,635	12,614	7,768	5,499	394,516
Total commercial real estate loans	613,032	22,586	10,187	19,974	665,779
Construction	118,485	818	1,383	20	120,706
Residential real estate	182,320	869	601	519	184,309
Commercial and industrial	319,169	19,922	70	13,028	352,189
Consumer	37,116	—	—	13	37,129
	$1,270,122	$44,195	$12,241	$33,554	$1,360,112

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

Acquired loans (b):
Commercial real estate:
Owner occupied	$33,779	$3,546	$7,886	$258	$45,469
Non-owner occupied	67,634	6,300	7,909	7,679	89,522
Total commercial real estate loans	101,413	9,846	15,795	7,937	134,991
Construction	12,346	—	—	—	12,346
Residential real estate	60,686	—	—	1,087	61,773
Commercial and industrial	16,952	107	3,524	9	20,592
Consumer	1,487	—	—	4	1,491
	$192,884	$9,953	$19,319	$9,037	$231,193

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$10,900	$—	$—	$103	$11,003
Non-owner occupied	5,127	—	4,593	618	10,338
Total commercial real estate loans	16,027	—	4,593	721	21,341
Construction	45	2,140	—	39	2,224
Residential real estate	8,632	—	—	347	8,979
Commercial and industrial	1,923	—	—	503	2,426
Consumer	315	—	—	—	315
	$26,942	$2,140	$4,593	$1,610	$35,285

Total loans:
Commercial real estate:
Owner occupied	$289,076	$13,518	$10,305	$14,836	$327,735
Non-owner occupied	441,396	18,914	20,270	13,796	494,376
Total commercial real estate loans	730,472	32,432	30,575	28,632	822,111
Construction	130,876	2,958	1,383	59	135,276
Residential real estate	251,638	869	601	1,953	255,061
Commercial and industrial	338,044	20,029	3,594	13,540	375,207
Consumer	38,918	—	—	17	38,935
	$1,489,948	$56,288	$36,153	$44,201	$1,626,590

(a) Originated loans are loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Acquired loans are loans acquired in the acquisition of Home less acquired covered loans.
(c) Acquired covered loans are loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
December 31, 2014
Originated loans (a):
Commercial real estate:

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

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

(a) Originated loans are loans organically made through the Company’s normal and customary origination process, including ARM purchases.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

(b) Acquired loans are loans acquired in the acquisition of Home less acquired covered loans.
(c) Acquired covered loans are loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at June 30, 2015 and December 31, 2014 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
June 30, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$—	$1,215	$1,215	$270,048	$271,263
Non-owner occupied	—	—	—	394,516	394,516
Total commercial real estate loans	—	1,215	1,215	664,564	665,779
Construction	—	—	—	120,706	120,706
Residential real estate	181	—	181	184,128	184,309
Commercial and industrial	159	385	544	351,645	352,189
Consumer	172	13	185	36,944	37,129
	$512	$1,613	$2,125	$1,357,987	$1,360,112

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$—	$—	$45,469	$45,469
Non-owner occupied	—	—	—	89,522	89,522
Total commercial real estate loans	—	—	—	134,991	134,991
Construction	—	—	—	12,346	12,346
Residential real estate	614	351	965	60,808	61,773
Commercial and industrial	—	—	—	20,592	20,592
Consumer	13	—	13	1,478	1,491
	$627	$351	$978	$230,215	$231,193

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$185	$—	$185	$10,818	$11,003
Non-owner occupied	—	—	—	10,338	10,338
Total commercial real estate loans	185	—	185	21,156	21,341
Construction	—	—	—	2,224	2,224
Residential real estate	314	—	314	8,665	8,979
Commercial and industrial	—	5	5	2,421	2,426
Consumer	—	—	—	315	315
	$499	$5	$504	$34,781	$35,285

Total loans:
Commercial real estate:
Owner occupied	$185	$1,215	$1,400	$326,335	$327,735
Non-owner occupied	—	—	—	494,376	494,376
Total commercial real estate loans	185	1,215	1,400	820,711	822,111
Construction	—	—	—	135,276	135,276

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

Residential real estate	1,109	351	1,460	253,601	255,061
Commercial and industrial	159	390	549	374,658	375,207
Consumer	185	13	198	38,737	38,935
	$1,638	$1,969	$3,607	$1,622,983	$1,626,590

December 31, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$732	$3,716	$4,448	$194,397	$198,845
Non-owner occupied	1,718	971	2,689	380,598	383,287
Total commercial real estate loans	2,450	4,687	7,137	574,995	582,132
Construction	—	100	100	100,337	100,437
Residential real estate	662	110	772	121,706	122,478
Commercial and industrial	288	334	622	342,124	342,746
Consumer	139	45	184	34,713	34,897
	$3,539	$5,276	$8,815	$1,173,875	$1,182,690

Acquired loans (b):
Commercial real estate:
Owner occupied	$24	$—	$24	$48,389	$48,413
Non-owner occupied	—	120	120	102,770	102,890
Total commercial real estate loans	24	120	144	151,159	151,303
Construction	—	—	—	22,564	22,564
Residential real estate	1,361	288	1,649	69,736	71,385
Commercial and industrial	—	—	—	22,444	22,444
Consumer	55	—	55	1,908	1,963
	$1,440	$408	$1,848	$267,811	$269,659

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$—	$—	$11,851	$11,851
Non-owner occupied	—	27	27	11,339	11,366
Total commercial real estate loans	—	27	27	23,190	23,217
Construction	—	—	—	2,427	2,427
Residential real estate	375	—	375	10,449	10,824
Commercial and industrial	—	—	—	3,285	3,285
Consumer	11	—	11	427	438
	$386	$27	$413	$39,778	$40,191

Total loans:
Commercial real estate:
Owner occupied	$756	$3,716	$4,472	$254,637	$259,109
Non-owner occupied	1,718	1,118	2,836	494,707	497,543
Total commercial real estate loans	2,474	4,834	7,308	749,344	756,652
Construction	—	100	100	125,328	125,428
Residential real estate	2,398	398	2,796	201,891	204,687
Commercial and industrial	288	334	622	367,853	368,475
Consumer	205	45	250	37,048	37,298

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

$5,365	$5,711	$11,076	$1,481,464	$1,492,540

(a) Originated loans are loans organically made through the Company's normal and customary origination process, including ARM purchases.
(b) Acquired loans are loans acquired in the acquisition of Home less acquired covered loans.
(c) Acquired covered loans are loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.05 million at June 30, 2015 and December 31, 2014.

The following table presents information related to impaired loans, by portfolio class, at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
June 30, 2015
Commercial real estate:
Owner occupied	$1,470	$1,626	$3,096	$4,246	$73
Non-owner occupied	1,074	421	1,495	1,556	9
Total commercial real estate loans	2,544	2,047	4,591	5,802	82
Construction	—	521	521	521	—
Residential real estate	—	55	55	58	—
Commercial and industrial	2,452	410	2,862	3,371	125
Consumer	—	—	—	—	—
	$4,996	$3,033	$8,029	$9,752	$207

December 31, 2014
Commercial real estate:
Owner occupied	$436	$5,624	$6,060	$8,699	$41
Non-owner occupied	1,087	21,800	22,887	22,943	19
Total commercial real estate loans	1,523	27,424	28,947	31,642	60
Construction	—	963	963	963	—
Residential real estate	—	317	317	353	—
Commercial and industrial	2,702	793	3,495	3,962	25
Consumer	—	—	—	—	—
	$4,225	$29,497	$33,722	$36,920	$85

At June 30, 2015 and December 31, 2014, the total recorded balance of impaired loans in the above table included $4.9 million and $22.8 million, respectively, of troubled debt restructuring (“TDR”) loans which were not on non-accrual status.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Commercial real estate:
Owner occupied	$3,323	$6,120	$4,235	$7,198
Non-owner occupied	12,121	22,762	15,709	22,799
Total commercial real estate loans	15,444	28,882	19,944	29,997
Construction	632	1,351	742	1,563
Residential real estate	99	443	171	439
Commercial and industrial	2,942	4,515	3,127	4,951
Consumer	—	—	—	—
	$19,117	$35,191	$23,984	$36,950

Interest income recognized for cash payments received on impaired loans for the three and six months ended June 30, 2015 was insignificant.

Information with respect to the Company’s non-accrual loans, by portfolio class, at June 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Commercial real estate:
Owner occupied	$2,697	$5,564
Non-owner occupied	749	1,940
Total commercial real estate loans	3,446	7,504
Construction	20	216
Residential real estate	1,774	3,165
Commercial and industrial	652	744
Consumer	4	56
Total non-accrual loans	$5,896	$11,685

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Total commercial real estate loans	—	—
Construction	—	—
Residential real estate	—	—
Commercial and industrial	34	9
Consumer	13	45
Total accruing loans which are contractually past due 90 days or more	$47	$54

TDRs

The Company allocated $0.1 million of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2015 and December 31, 2014. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual status at the time of restructuring, it will remain on accrual status after the restructuring. After six consecutive payments under the restructured terms, a non-accrual restructured loan is reviewed for possible upgrade to accruing status.

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

There were no loans modified and recorded as TDRs during the three and six months ended June 30, 2015 or 2014. At both June 30, 2015 and 2014, the Company had no remaining commitments to lend on loans accounted for as TDRs.

There were no TDRs which had payment defaults during the six months ended June 30, 2015 or 2014 that had been previously restructured within the last twelve months prior to June 30, 2015 or 2014.

4.    Other Real Estate Owned, net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$4,830	$2,995	$3,309	$3,144
Additions	—	3,514	1,558	3,514
Dispositions	(2,339)	(166)	(2,379)	(314)
Change in valuation allowance	1,549	(619)	1,552	(620)
Balances at end of period	$4,040	$5,724	$4,040	$5,724

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,320	$2,395	$2,323	$2,394
Additions to the valuation allowance	—	642	5	706
Reductions due to sales	(1,549)	(23)	(1,557)	(86)
Balance at end of period	$771	$3,014	$771	$3,014

The following table summarizes OREO expenses (income) for the periods shown (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating costs	$54	$50	$106	$59
Net gains on dispositions	(222)	18	(222)	(63)
Increases in valuation allowance	—	642	5	706
Total	$(168)	$710	$(111)	$702

5.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the fixed rate mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at June 30, 2015 and December 31, 2014 was $2.3 million and $2.2 million, respectively. There was no valuation allowance at June 30, 2015 or December 31, 2014.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,287	$2,228	$2,248	$2,232
Additions	150	191	376	286
Amortization	(161)	(180)	(348)	(279)
Change in valuation allowance	—	—	—	—
Balances at end of period	$2,276	$2,239	$2,276	$2,239

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Origination and processing fees	$186	$196	$444	$298
Gain on sales of mortgage loans, net	479	442	1,031	716
MSR valuation allowance	—	—	—	—
Servicing fees	173	164	338	321
Amortization	(161)	(180)	(348)	(279)
Mortgage banking income, net	$677	$622	$1,465	$1,056

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross core deposit intangibles balance, beginning of period	$8,196	$529	$8,196	$529
Accumulated amortization, beginning of period	(718)	(27)	(513)	—
Core deposit intangible, net, beginning of period	7,478	502	7,683	529
Established through acquisitions	—	7,667	—	7,667
CDI current period amortization	(205)	(77)	(410)	(104)
Total core deposit intangible, end of period	$7,273	$8,092	$7,273	$8,092

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining six months ending December 31, 2015 and the succeeding four years (dollars in thousands):

Years Ending December 31,
2015	$410
2016	820
2017	820
2018	820
2019	820

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

The numerators and denominators used in computing basic and diluted net income per common share for the three and six months ended June 30, 2015 and 2014 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$4,795	$(4,678)	$9,913	$(3,735)

Weighted-average shares outstanding - basic	71,689,313	58,498,809	71,681,341	52,865,943
Dilutive securities	38,068	222	108,091	31,686
Weighted-average shares outstanding - diluted	71,727,381	58,499,031	71,789,432	52,897,629
Common stock equivalent shares excluded due to antidilutive effect	3,367,931	381,413	3,367,931	385,350

Basic and diluted:
Net income (loss) per common share	$0.07	$(0.08)	$0.14	$(0.07)
Net income (loss) per common share (diluted)	$0.07	$(0.08)	$0.14	$(0.07)

8.    Stock-Based Compensation

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

At June 30, 2015, 231,134 shares reserved under the Company’s stock-based compensation plans were available for future grants.

During the six months ended June 30, 2015, the Company granted 395,512 shares of restricted stock with a weighted-average grant date fair value of $4.98 per share, which vest between 2016 and 2020. During the same period, the Company granted 3,300,000 stock options with a weighted-average exercise price of $4.79 per share, of which 50% vest in 2018, 25% vest in 2019 and 25% vest in 2020 on the grant date anniversary. During the six months ended June 30, 2014, the Company granted 434,094 shares of restricted stock with a weighted-average grant date fair value of $4.80 per share, which vest between 2015 and 2019. During the same period, no stock options were granted. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2015:

2015
Dividend yield	—%
Expected volatility	36.6%
Risk-free interest rate	1.3%
Expected option lives	5.0 years

The dividend yield was based on historical dividend information. The Company has not paid dividends since the third quarter of 2008 resulting in the dividend yield of 0.0%. The expected volatility was based on the historical volatility of the Company’s common stock price as adjusted for certain historical periods of extraordinary volatility in order to provide a basis for a reasonable estimate of fair value. Periods that were determined to be extraordinary were replaced with the mean volatility of like publicly-traded community banks in the western U.S. Over time, identified periods of extraordinary volatility will recede and will be replaced with the Company’s actual historical volatility. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding, giving consideration to vesting schedules and historical exercise and forfeiture patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model is affected by subjective assumptions, including historical volatility of the Company’s common stock price.

The following table presents the activity related to stock options for the six months ended June 30, 2015 and 2014:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2015	85,901	$34.85	5.7	$—
Granted	3,300,000	4.79	9.6	1,287.0
Canceled / forfeited	(1,744)	59.69	N/A	N/A
Expired	(1,691)	151.20	N/A	N/A
Options outstanding at June 30, 2015	3,382,466	$5.45	9.5	$1,287.0
Options exercisable at June 30, 2015	63,972	$39.48	4.7	$—

Options outstanding at January 1, 2014	111,571	$38.92	6.2	$—
Canceled / forfeited	(2,227)	70.21	N/A	N/A
Expired	(4,569)	129.60	N/A	N/A
Options outstanding at June 30, 2014	104,775	$34.30	6.0	$—
Options exercisable at June 30, 2014	86,281	$40.38	5.5	$—

Stock-based compensation expense related to stock options for the six months ended June 30, 2015 and 2014 was approximately $0.45 million and $0.02 million, respectively. As of June 30, 2015, there was approximately $4.9 million unrecognized

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

compensation cost related to non-vested stock options that will be recognized over the remaining vesting periods of the underlying stock options.

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2015:

	Number of shares	Weighted- average grant date fair value per share
Non-vested as of January 1, 2015	794,473	$6.62
Granted	395,512	4.98
Vested	(161,411)	5.30
Canceled / forfeited	(26,147)	4.88
Non-vested as of June 30, 2015	1,002,427	$6.23

Restricted stock is generally scheduled to vest over a three to five year period, with the unearned compensation related to restricted stock amortized to expense on a straight-line basis. As of June 30, 2015, unrecognized compensation cost related to non-vested restricted stock totaled approximately $4.5 million. Total expense recognized by the Company for non-vested restricted stock for the six months ended June 30, 2015 and 2014 was $0.6 million. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at June 30, 2015 and December 31, 2014, as all RSUs were fully-vested at the date of the grant.

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

As of June 30, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$124,935	$5,138	$82,935	$4,828	$124,935	$5,138	$82,935	$4,828

(1) Included in Other Assets on the condensed consolidated balance sheet.
(2) Included in Other Liabilities on the condensed consolidated balance sheet.

Swap fee income, as included in non-interest income, was $0.8 million and $1.3 million for the three and six months ended June 30, 2015, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $5.0 million and $4.6 million as of June 30, 2015 and December 31, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$5,138	$—	$5,138	$—	$—	$5,138

Liability Derivatives
Interest rate swaps	$5,138	$—	$5,138	$—	$5,030	$108

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Derivative assets
Interest rate swaps	$4,828	$—	$4,828	$—	$—	$4,828

Derivative liabilities
Interest rate swaps	$4,828	$—	$4,828	$—	$4,595	$233

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

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

During the three and six months ended June 30, 2015, the Company recorded a $2.9 million and $6.0 million income tax provision, respectively. During the three and six months ended June 30, 2014, the Company recorded a $5.1 million and $4.8 million income tax benefit, respectively. As of June 30, 2015, the net DTA was $56.6 million compared with a net DTA of $66.1 million as of December 31, 2014. During the second quarter and year-to-date period of 2015, the Company’s current taxes consisted of federal and state alternative minimum taxes and other state minimum taxes. During the period, the DTA was also reduced by the carry back of the net operating loss generated from Home Federal's 2014 final tax return.  The carry back of Home’s net operating loss reduced the DTA by approximately $4.1 million. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal bond interest income from taxable income.

There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the IRC. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the Company’s 2014 Annual Report.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

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

The Company’s financial assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Investment securities available-for-sale	$—	$310,743	$—
Interest rate swap derivatives	—	5,138	—
Total assets	$—	$315,881	$—

Liabilities:
Interest rate swap derivatives	$—	$5,138	$—

December 31, 2014
Assets:
Investment securities available-for-sale	$—	$319,882	$—
Interest rate swap derivatives	—	4,828	—
Total assets	$—	$324,710	$—

Liabilities:
Interest rate swap derivatives	—	4,828	—

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

Certain assets are measured at fair value on a non-recurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a non-recurring basis by the Company at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2015
Impaired loans	$—	$—	$3
Other real estate owned	—	—	4,040
	$—	$—	$4,043

December 31, 2014
Impaired loans	$—	$—	$1,423
Other real estate owned	—	—	3,309
	$—	$—	$4,732

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$3	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$4,040	Market approach	Appraised value less selling costs of 5% to 10%

	December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$1,423	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,309	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2014, or during the six months ended June 30, 2015. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2014 or the six months ended June 30, 2015.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2015 and December 31, 2014.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using June 30, 2015 and December 31, 2014 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2015 and December 31, 2014 rates offered on those instruments.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses that permit the Bank to terminate its commitment if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2015 and December 31, 2014 were approximately as follows (dollars in thousands):

		June 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$79,784	$79,784	$83,089	$83,089
Investment securities:
Available-for-sale	Level 2	310,743	310,743	319,882	319,882
Held-to-maturity	Level 2	147,863	150,182	152,579	155,555
FHLB stock	Level 2	3,026	3,026	25,646	25,646
Loans held-for-sale	Level 2	2,164	2,164	6,690	6,690
Loans, net	Level 3	1,601,058	1,598,245	1,468,784	1,471,327
BOLI	Level 3	53,933	53,933	53,449	53,449
MSRs	Level 3	2,276	3,040	2,248	2,773
Interest rate swap derivatives	Level 2	5,138	5,138	4,828	4,828

Financial liabilities:
Deposits	Level 2	2,046,515	2,046,600	1,981,622	1,981,994
Interest rate swap derivatives	Level 2	5,138	5,138	4,828	4,828

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

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”). Under the final rules, which became effective for the Bancorp and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Bancorp and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1” ratio) of 4.5% and a capital conservation buffer of 2.5% above the regulatory minimum risk-based capital requirements, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also raises (i) the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

fully phased-in), (ii) effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and (iii) requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of June 30, 2015 and December 31, 2014 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2015
Tier 1 leverage (to average assets)
Bancorp	$206,851	9.1%	$91,445	4.0%	$114,306	5.0%
Bank	203,761	8.9%	91,306	4.0%	114,132	5.0%
CET1 capital (to risk weighted assets)
Bancorp	206,851	11.1	84,009	4.5	121,346	6.5
Bank	203,761	10.9	84,200	4.5	121,622	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	206,851	11.1	112,012	6.0	149,349	8.0
Bank	203,761	10.9	112,267	6.0	149,689	8.0
Total capital (to risk-weighted assets)
Bancorp	230,471	12.4	149,349	8.0	186,687	10.0
Bank	227,399	12.2	149,689	8.0	187,111	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$89,076	4.0%	$111,345	5.0%
Bank	167,056	7.5%	88,946	4.0%	111,183	5.0%
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	68,892	4.0	103,338	6.0
Bank	167,056	9.7	68,700	4.0	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	137,784	8.0	172,230	10.0
Bank	188,543	11.0	137,400	8.0	171,750	10.0

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

14.      New Authoritative Accounting Guidance

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2015
(unaudited)

not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables- Troubled Debt Structurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” (“ASU 2014-14”). ASU 2014-14 clarifies accounting and reporting for foreclosed mortgage loans when the loan is subject to a government guarantee. The provisions require that a mortgage loan be derecognized and that a separate other receivable recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual and interim reporting periods beginning after December 15, 2014. Adoption of ASU 2014-14 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: 1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. Adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables- Troubled Debt Restructurings by Creditors (subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”). The provisions of ASU 2014-04 clarify that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. The provisions of ASU 2014-04 are effective for annual and interim reporting periods beginning on or after December 15, 2014. The adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

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

Cautionary Information Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon and Idaho generally, and Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho area; our ability to maintain asset quality and expand our market share or net interest margin; and expected cost savings, synergies and other related benefits of our recent acquisition of Home Federal Bancorp, Inc. (“Home”) might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties, could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part I - Item 1A of the 2014 Annual Report. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations

These forward-looking statements speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof, except as required by applicable law. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

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
Reserve for Credit Losses
The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses (which consists of the Company’s reserve for loan losses and reserve for loan commitments) involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors, including national and local macroeconomic conditions, real estate market behavior and a range of other factors, in its determination of the reserve.

On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of March 31, 2015, the reserve for loan loss methodology was enhanced within its commercial and industrial (“C&I”) loan portfolio with respect to shared national credits (“SNCs”). Risk rating for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNCs lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

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

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Loan Portfolio and Credit Quality” in Item 7 of our 2014 Annual Report.

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
Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. We account for interest and penalties as a component of income tax expense.
The Company reversed its deferred tax asset (“DTA”) valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company’s DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see “Deferred Income Taxes” in Part II, Item 7 of our 2014 Annual Report.
As of June 30, 2015 and December 31, 2014, the Company had a net DTA of $56.6 million and $66.1 million, respectively, with the decrease from the prior period due in part to a $4.1 million carry back of Home's net operation losses generated from the 2014 final tax return. There are a number of tax issues that impact the DTA balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.
Other Real Estate Owned (“OREO”) and Foreclosed Assets
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

Financial Highlights

On May 16, 2014 (the “Acquisition Date”), the Company completed its acquisition of Home in a stock and cash transaction valued at $241.4 million. The transaction value includes $122.2 million in cash and the issuance of 24,309,131 shares of the Company’s common stock. The completion of the acquisition provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies expect to realize economies of scale and other operating efficiencies. Assets and liabilities acquired in the Home acquisition were recorded at fair value.

As a result of the Home acquisition, goodwill of $78.6 million was recorded. Goodwill represents the excess of the purchase price of $241.4 million less the fair value of the net identifiable assets acquired of $162.8 million.

The financial statements as of June 30, 2015 and 2014 are inclusive of the effects of the combined results of operations with Home. However, due to the timing of the acquisition in 2014, year over year comparisons are significantly affected by this transaction.

•
Net income for the quarter ending June 30, 2015 was $4.8 million, or $0.07 per share, compared to a loss of $4.7 million, or $0.08 per share, for the second quarter of 2014. Net income for the first quarter of 2015 (“linked quarter”) was $5.1 million, or $0.07 per share. The second quarter of 2015 includes a vendor production performance bonus, as well as a contractual arrangement for future revenue-sharing of merchant services together totaling $1.1 million (pretax). The first quarter 2015 results were benefited by a $2.0 million (pre-tax) negative provision for loan losses arising from a the remediation of an outstanding credit that had previously been fully written off as well as the recording by the Company of a gain on disposition of decommissioned branches of approximately $0.7 million (pre-tax). These items were partially offset by certain transitory expense items, aggregating to $0.6 million (pre-tax), including lease abandonment of an operations center, image platform consolidation and transition to a paid time off employee benefits program.

•
Total loans at June 30, 2015 were $1.6 billion compared to $1.5 billion at December 31, 2014. Organic loan growth[1] for the second quarter of 2015 was 4.5% and 7.4% for the year-to-date period. For the second quarter, growth was concentrated in commercial, CRE, construction, and consumer residential loans. The latter included both retained and acquired first lien adjustable rate mortgages (“ARMs”). The Company’s loan to deposit ratio improved to 78.2% as compared to 74.1% at December 31, 2014. The Company had outlined as a key priority for 2015 to improve this ratio after a dip resulting from the Home acquisition.

•
Total deposits were $2.0 billion at June 30, 2015 and December 31, 2014. For the current year, non-interest bearing accounts increased by $85.9 million, or 13.9%, over December 31, 2014, but the overall increase in deposits were partially offset by runoff in higher priced CDs acquired with the Home acquisition. The runoff of higher priced CDs resulted in a decrease in the overall cost of funds to 0.09% for the quarter as compared to 0.11% for the linked quarter, 0.13% for the quarter ended December 31, 2014 and 0.14% for the quarter ended June 30, 2014.

•	At June 30, 2015, the net interest margin (“NIM”) was 3.70% compared to 3.74% in the linked quarter and 3.98% for the quarter ended June 30, 2014.

•	At June 30, 2015, allowance for loan losses was maintained at 1.45% of total loans.

•	At June 30, 2015, stockholders’ equity was $325.4 million compared to $315.5 million at December 31, 2014.

•	Return on average assets (“ROAA”) for the quarter ending June 30, 2015 was 0.80% compared to 0.88% for the quarter ended March 31, 2015 and (1.04)% for the quarter ended June 30, 2014.

•	Return on equity (“ROE”) for the quarter ending June 30, 2015 was 5.92% compared to 6.52% for the quarter ended March 31, 2015 and (7.53)% for the quarter ended June 30, 2014.

1 Organic loan growth is a non-GAAP measure defined as total loan growth less acquired loans during the period. Total loan growth was $53.8 million during the quarter, with acquired loans declining $4.2 million, resulting in organic net loan growth of $58.0 million for the quarter.

RESULTS OF OPERATIONS –Three and Six Months Ended June 30, 2015 and 2014

Income Statement

Net Income

Net income for the quarter ended June 30, 2015 was $0.07 per share, or $4.8 million, compared to a net loss of $0.08 per share, or $4.7 million, for the second quarter of 2014. The loss in the second quarter of 2014 was mainly due to the effect of the Home acquisition and one-time acquisition related costs. The increase in net income in the second quarter of 2015 compared to the second quarter of 2014 was the result of a $3.7 million increase in net interest income, a $1.9 million increase in non-interest income and a $11.8 million decrease in non-interest expense, offset by a $7.9 million increase in the provision for income taxes. Net income for the six months ended June 30, 2015 was $0.14 per share, or $9.9 million, compared to a net loss of $0.07 per share, or $3.7 million, for the six months ended June 30, 2014. The loss in the 2014 period was mainly due to the effect of the Home acquisition and one-time acquisition related costs. Improvements in 2015 earnings are attributable a $10.9 million increase in net interest income arising from increased earning assets from the Home acquisition, as well as a $4.7 million increase in non-interest income.

Net Interest Income

Net interest income was $19.4 million for the second quarter of 2015, as compared to $15.7 million in the second quarter of 2014.

Total interest income increased $3.6 million from $16.2 million in the second quarter of 2014 to $19.8 million in the second quarter of 2015. This increase was due primarily to the addition of interest earning assets acquired in the Home acquisition and originated loan growth over the past year. Accretion of the fair value discount on loans acquired as part the acquisition of Home is accreted over the remaining term to maturity of the acquired loans into interest income on loans. Accretion will vary in the event of payoffs or paydowns of specific loans. For the six months ended June 30, 2015, accretion was approximately $1.1 million.

Total interest expense for the second quarter of 2015 was $0.5 million, which was comparable to the same period in 2014. The current period saw a reduction in time deposits expense owing to a strategic run-off of higher priced CDs acquired in the Home acquisition.

The NIM for the second quarter of 2015 was 3.70%, compared to NIM of 3.98% in the second quarter of 2014. The NIM for the six months ended June 30, 2015 was 3.72%, compared to NIM of 3.91% in the six months ended June 30, 2014. The declines in the current periods compared to the respective previous periods were mainly due to the impact of a lower loan to deposit ratio of the acquired Home earning assets, as well as lower yields caused by an increase in the volume of floating rate loans and repricing of adjustable-rate earning assets.

Components of Net Interest Margin

The following tables set forth the components of the Company’s NIM for the three and six months ended June 30, 2015 and 2014. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and NIM for the Company (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$460,295	$2,805	2.44%	$305,757	$2,020	2.65%
Interest bearing balances due from other banks	39,725	27	0.27%	67,571	45	0.27%
Federal funds sold	273	—	—%	22	—	—%
Federal Home Loan Bank stock	18,011	—	—%	17,426	—	—%
Loans (1)(2)(3)	1,581,056	16,987	4.31%	1,187,936	14,147	4.78%
Total earning assets/interest income	2,099,360	19,819	3.79%	1,578,712	16,212	4.12%
Reserve for loan losses	(23,427)			(21,529)
Cash and due from banks	42,109			36,742
Premises and equipment, net	43,187			38,676
Bank-owned life insurance	53,787			44,158
Deferred tax asset	61,310			55,899
Goodwill	78,610			37,494
Accrued interest and other assets	44,386			32,252
Total assets	$2,399,322			$1,802,404

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$999,416	315	0.13%	$709,598	217	0.12%
Savings deposits	132,548	10	0.03%	90,916	7	0.03%
Time deposits	207,817	136	0.26%	184,249	319	0.69%
Other borrowings	6,484	6	0.37%	1,978	1	0.20%
Total interest bearing liabilities/interest expense	1,346,265	467	0.14%	986,741	544	0.22%
Demand deposits	683,141			534,552
Other liabilities	45,294			32,020
Total liabilities	2,074,700			1,553,313
Stockholders' equity	324,622			249,091
Total liabilities and stockholders' equity	$2,399,322			$1,802,404
Net interest income		$19,352			$15,668

Net interest spread			3.65%			3.90%

Net interest income to earning assets			3.70%			3.98%

(1)	Average non-performing loans included in the computation of average loans for the three months ended June 30, 2015 and 2014 was approximately $5.1 million and $9.3 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.5 million in 2015 and $1.0 million in 2014.

(3)	Includes loans held for sale.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$463,703	$5,788	2.52%	$249,439	$3,348	2.71%
Interest bearing balances due from other banks	44,319	60	0.27%	56,888	72	0.26%
Federal funds sold	273	—	—%	22	—	—%
Federal Home Loan Bank stock	21,774	—	—%	13,679	—	—%
Loans (1)(2)(3)	1,547,101	33,481	4.36%	1,091,964	24,896	4.60%
Total earning assets/interest income	2,077,170	39,329	3.82%	1,411,992	28,316	4.04%
Reserve for loan losses	(23,491)			(21,506)
Cash and due from banks	41,592			31,944
Premises and equipment, net	43,360			35,751
Bank-owned life insurance	53,669			40,419
Deferred tax asset	63,800			52,932
Goodwill	79,277			18,851
Accrued interest and other assets	43,784			24,208
Total assets	$2,379,161			$1,594,591

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$997,850	$628	0.13%	$626,127	$392	0.13%
Savings deposits	132,029	20	0.03%	71,512	11	0.03%
Time deposits	216,258	359	0.33%	160,541	502	0.63%
Other borrowings	3,398	6	0.36%	4,464	6	0.27%
Total interest bearing liabilities/interest expense	1,349,535	1,013	0.15%	862,644	911	0.21%
Demand deposits	662,879			485,451
Other liabilities	45,183			27,068
Total liabilities	2,057,597			1,375,163
Stockholders' equity	321,564			219,428
Total liabilities and stockholders' equity	$2,379,161			$1,594,591
Net interest income
		$38,316			$27,405
Net interest spread
			3.67%			3.83%
Net interest income to earning assets
			3.72%			3.91%

(1)	Average non-performing loans included in the computation of average loans for the six months ended June 30, 2015 and 2014 was approximately $6.7 million and $7.3 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.3 million in 2015 and $1.2 million in 2014.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and six months ended June 30, 2015, and attributes such variance to “volume” or “rate” changes (dollars in thousands). The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended June 30,
	2015 over 2014
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$2,840	$4,682	$(1,842)
Interest on investment securities	785	1,021	(236)
Other investment income	(18)	(19)	1
Total interest income	3,607	5,684	(2,077)

Interest expense:
Interest on deposits:
Interest bearing demand	98	89	9
Savings	3	3	—
Time deposits	(183)	41	(224)
Other borrowings	5	2	3
Total interest expense	(77)	135	(212)

Net interest income	$3,684	$5,549	$(1,865)

	Six Months Ended June 30,
	2015 over 2014
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$8,585	$10,377	$(1,792)
Interest on investment securities	2,440	2,876	(436)
Other investment income	(12)	(16)	4
Total interest income	11,013	13,237	(2,224)

Interest expense:
Interest on deposits:
Interest bearing demand	236	233	3
Savings	9	9	—
Time deposits	(143)	174	(317)
Other borrowings	—	(1)	1
Total interest expense	102	415	(313)

Net interest income	$10,911	$12,822	$(1,911)

Loan Loss Provision

The Company recorded a $2.0 million reverse provision during the six months ended June 30, 2015, arising from the remediation of an outstanding credit in the first quarter of 2015 that had previously been written off. The Company did not make any additional provision/expense in the second quarter of 2015. To remediate adversely risk rated credits in the past several years, the Company had restructured certain loans into A/B notes, with the B notes fully written off. In the event other B notes refinance or pay off in the future, the Company may benefit from such recoveries. The Company did not record a loan loss provision during the three and six months ended June 30, 2014.

Net recoveries in the second quarter of 2015 were $0.3 million compared to net charge offs of $1.3 million in the second quarter of 2014, primarily related to the B note remediation discussed above. At June 30, 2015, the reserve for loan losses was $23.5 million, or 1.45%, of outstanding loans compared to $22.1 million, or 1.48%, of outstanding loans at December 31, 2014.

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

The reserve for unfunded lending commitments was $0.4 million at June 30, 2015, which remained unchanged from December 31, 2014.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	% Change	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	% Change
Service charges on deposit accounts	$1,249	$1,114	12.1%	$2,510	$1,867	34.4%
Card issuer and merchant services fees, net	1,856	1,595	16.4%	3,499	2,596	34.8%
Earnings on BOLI	242	249	(2.8)%	484	432	12.0%
Mortgage banking income, net	677	622	8.8%	1,465	1,056	38.7%
Swap fee income	785	617	27.2%	1,300	943	37.9%
SBA gain on sales and fee income	144	—	100.0%	506	—	100.0%
Other income	1,742	617	182.3%	3,053	1,272	140.0%
Total non-interest income	$6,695	$4,814	39.1%	$12,817	$8,166	57.0%

Overall, the increase in non-interest income in the three and six months ended June 30, 2015 compared to the same period in 2014 was predominately related to the increased customer base arising from the Home acquisition and the income earned from offering the services the Bank provides.

During the quarter ended June 30, 2015, service charges on deposit accounts and card issuer and merchant service fees increased 12.1% and 16.4%, respectively, compared to the quarter ended June 30, 2014. During the six months ended June 30, 2015, service charges on deposit accounts and card issuer and merchant service fees increased 34.4% and 34.8%, respectively, compared to the six months ended June 30, 2014. The 2015 periods include the addition of Home customers for the whole period while the 2014 periods only include Home customers from the Acquisition Date. The changes in the periods are a result of this.

Earnings on BOLI increased 12.0% in the six months ended June 30, 2015 compared to the same period in 2014, primarily due to the addition of Home related BOLI plans.

Net mortgage banking income increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, mainly due to higher residential mortgage origination volumes and related gains on sales. Home did not have a mortgage banking portfolio, and as a result, this change is attributable to Cascade only.

Customer interest rate swap fee income and SBA gain on sales and fee income were $0.8 million and $0.1 million, respectively, in the second quarter of 2015, representing a 27.2% and 100.0% increase over the second quarter of 2014. The Bank entered these lines of business in 2013 to expand customer services and diversify its revenue sources and the increases evidence a successful expansion of this line of business.

Other income for the three months ended June 30, 2015 increased 182.3% over the comparable prior year period. Included in other income for the current quarter 2015 was a vendor production performance bonus as well as a contractual arrangement for future revenue-sharing of merchant services together totaling $1.1 million (pretax). The year to date increase in 2015 from 2014 also included gains on sales of previously decommissioned branches, totaling $0.7 million in the first quarter of 2015. Disposition of overlap offices resulting from the Home acquisition is largely complete.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	% Change	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	% Change
Salaries and employee benefits	$10,588	$13,746	(23.0)%	$21,718	$21,389	1.5%
Occupancy	1,417	4,851	(70.8)%	2,783	5,991	(53.5)%
Information technology	1,046	1,815	(42.4)%	1,984	2,602	(23.8)%
Equipment	395	629	(37.2)%	752	966	(22.2)%
Communications	484	562	(13.9)%	1,025	945	8.5%
FDIC insurance	306	454	(32.6)%	704	686	2.6%
OREO (income) expense	(168)	710	(123.7)%	(111)	702	(115.8)%
Professional services	1,289	3,851	(66.5)%	2,246	5,183	(56.7)%
Card issuer	643	530	21.3%	1,506	888	69.6%
Insurance	191	601	(68.2)%	400	775	(48.4)%
Other expenses	2,200	2,476	(11.1)%	4,204	3,948	6.5%
Total non-interest expense	$18,391	$30,225	(39.2)%	$37,211	$44,075	(15.6)%

Non-interest expense for the second quarter of 2015 was $18.4 million compared to $30.2 million for the second quarter of 2014. Non-interest expense for the six months ended June 30, 2015 was $37.2 million compared to $44.1 million for the six months ended June 30, 2014. Non-interest expense in the 2014 periods includes expenses related to Home's former operations incurred since the Acquisition Date.
Total salaries and benefits decreased 23.0% for the three months ended June 30, 2015 compared to the same period in 2014. The decrease is due to the fact that in 2014, additional salaries and employee benefits were paid to former employees of Home who were retained by the Company after the Acquisition Date.

Information technology for the three and six months ended June 30, 2015 decreased over the same periods in 2014, due primarily to less costs in 2015 than those associated with the Home acquisition in 2014.

Occupancy, equipment and communications expenses for the three and six months ended June 30, 2015 decreased an aggregate of $3.7 million and $3.3 million, respectively, compared to the three and six months ended June 30, 2014 primarily related to the effect of a decrease in number of branches following the Home acquisition and lesser expenses related to the Home acquisition in 2014.

Federal Deposit Insurance Corporation ("FDIC") insurance decreased for the three months ended June 30, 2015 compared to the same period in 2014. This decrease was due to reduced monetary assessments by the FDIC as a result of the Bank's improved financial condition.

During the three months ended June 30, 2015, the Bank sold OREO properties that resulted in a net gain on sale of $0.2 million which is netted against OREO expense. This compares to a net OREO expense of $0.7 million during the three months ended June 30, 2014.

Professional services decreased during the three and six months ended June 30, 2015 compared to the same periods in 2014, due primarily to expenses related to the Home acquisition incurred in the first and second quarters of 2014.

Card issuer expenses increased 21.3% and 69.6% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, largely as a result of the inclusion of Home's former operations and customers since the Acquisition Date.

Insurance expenses decreased 68.2% and 48.4% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, largely as a result of consolidated branches in 2015 as well as having to pay for insurance related to Home since the Acquisition Date until we could terminate the contracts.

Other expenses remained stable in the three and six months ended June 30, 2015 as compared to the three and six months ended in the same periods in 2014.

Income Taxes

The Company recorded an income tax provision of $2.9 million during the three months ended June 30, 2015 as compared to an income tax benefit of $5.1 million for the three months ended June 30, 2014. The provision expense for the six months ended June 30, 2015 was $6.0 million and there was an income tax benefit of $4.8 million taken during the six months ended June 30, 2014.

As of June 30, 2015, the DTA was $56.6 million. This is compared with a DTA as of December 31, 2014 of $66.1 million. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal loan and bond interest income from taxable income.

In assessing the Company’s ability to utilize its DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company reversed its DTA valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company’s DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see “Deferred Income Taxes” in Part II, Item 7 of our 2014 Annual Report.

Financial Condition

Total Assets and Liabilities

Total assets at June 30, 2015 were stable at $2.4 billion, compared to $2.3 billion at December 31, 2014, with slightly lower cash and investment balances offset by higher loans outstanding.

Cash and cash equivalents at June 30, 2015 were $79.8 million compared to $83.1 million at December 31, 2014, as cash was utilized to fund loan growth. Investment securities classified as available-for-sale and held-to-maturity were down slightly from at $458.6 million at June 30, 2015, to $472.5 million at December 31, 2014 due to principal paydowns. Similarly, on June 30, 2015, goodwill and the deferred tax asset were stable at $78.6 million and $56.6 million, respectively, as compared to December 31, 2014.

Total loans at June 30, 2015 were $1.6 billion, compared to $1.5 billion at December 31, 2014. Organic loan growth for the year to date 2015 was 7.4% for the year (14.9% annualized). Growth was concentrated in CRE, construction, and consumer residential loans. The latter included both retained and acquired first lien ARMs. Strategically, the bank prioritized expansion of its ARM portfolio to further diversify its overall loan portfolio by geography and loan type. Commercial and industrial loans were up despite a modest decline in the shared national credit portfolio. The Company’s loan to deposit ratio improved to 78.2% as compared to 74.1% at December 31, 2014. The Company has identified the improvement of this ratio as a key priority in 2015 after experiencing a dip resulting from the Home acquisition. As of June 30, 2015, loans were up $0.2 billion compared to the year ago period owing to originated loan portfolio growth as well as the inclusion of Home acquired loans.

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

FHLB stock declined from $25.6 million at December 31, 2014 to $3.0 million at June 30, 2015 due to changes in FHLB membership stock requirements in connection with the Seattle FHLB merging with Des Moines FHLB in the second quarter 2015.

Total deposits were seasonally stable at $2.0 billion at June 30, 2015 as compared to December 31, 2014. Non-interest bearing accounts increased by $85.9 million, or 13.9%, over December 31, 2014 but were partially offset by runoff in higher priced certificates of deposit acquired with the Home acquisition. This resulted in an overall cost of funds at 0.09% for the quarter as compared to 0.13% for the quarter ended December 31, 2014 and 0.14% for the quarter ended June 30, 2014.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2015, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Stockholders Equity and Capital Resources

Total stockholders’ equity at June 30, 2015 was $325.4 million, as compared to $315.5 million at December 31, 2014. The increase in total stockholders' equity was predominantly due to the year to date 2015 net income. At June 30, 2015, the total common equity to total assets ratio was 13.45% and the Company’s basic book value per share was $4.47 as compared to the total common equity to total assets ratio of 13.48% and basic book value per share of $4.35 at December 31, 2014.

At June 30, 2015, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the Basel III regulatory capital framework. Additional information regarding capital requirements can be found in Note 12 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2015
Tier 1 leverage (to average assets)
Bancorp	$206,851	9.1%	$114,306	5.0%
Bank	203,761	8.9%	114,132	5.0%
CET1 capital (to risk weighted assets)
Bancorp	206,851	11.1	121,346	6.5
Bank	203,761	10.9	121,622	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	206,851	11.1	149,349	8.0
Bank	203,761	10.9	149,689	8.0
Total capital (to risk-weighted assets)
Bancorp	230,471	12.4	186,687	10.0
Bank	227,399	12.2	187,111	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$111,345	5.0%
Bank	167,056	7.5%	111,183	5.0%
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	103,338	6.0
Bank	167,056	9.7	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	172,230	10.0
Bank	188,543	11.0	171,750	10.0

Asset Quality

Credit quality metrics were solid as of June 30, 2015, with a continuing trend toward lower loan delinquencies and non-performing asset ratios. The Bank has recorded net loan recoveries in each of the periods since the Acquisition Date. The ratio of loan loss reserve to total loans was stable at 1.45% as of June 30, 2015.

At June 30, 2015, delinquent loans were 0.07% of the loan portfolio. This compares to 0.27% as of December 31, 2014 and 0.27% as of June 30, 2014. Net loan recoveries totaled $3.4 million for the six months ended June 30, 2015 compared to net charge-offs of $0.4 million for the six months ended June 30, 2014.

Non-performing assets as a percentage of total assets was 0.41% at June 30, 2015, as compared to 0.64% at December 31, 2014 and 0.80% at June 30, 2014.

At June 30, 2015, $35.3 million, or 13.2%, of the $266.5 million still held in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and 10 years after the acquisitions date for single-family covered assets. The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC loss sharing agreements are not expected to be material to the Company’s financial condition. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit	$456,138	$371,871
Commitments under credit card lines of credit	32,751	28,822
Standby letters of credit	5,059	4,201

Total off-balance sheet financial instruments	$493,948	$404,894

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

The increase in commitments to extend credit from the balance at December 31, 2014 to the balance at June 30, 2015 was primarily related to an increase in construction, commercial and real estate lending commitments.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of June 30, 2015 and December 31, 2014.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At June 30, 2015, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco (“FRB”) totaling $25.6 million compared to $34.2 million at December 31, 2014. The decrease was primarily the result of fundings of loans during the year.

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

The Bank augments core deposits with wholesale funds from time to time. The Bank may accept local relationship-based reciprocal Certificate of Deposit Account Registry Service (“CDARS”) and Demand Deposit Marketplace (“DDM”) deposits. Regulators classify such as brokered deposits. At June 30, 2015 and December 31, 2014, the Company had $14.3 million and $11.5 million in reciprocal CDARS, respectively, and $53.0 million and $54.3 million in reciprocal DDM deposits, respectively.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At June 30, 2015, the Bank was in compliance with this requirement. Currently, there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At June 30, 2015, the Federal Home Loan Bank of Des Moines (“FHLB”) had extended the Bank a secured line of credit of $832.3 million (35.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2015, the Bank had qualifying collateral pledged for FHLB borrowings totaling $422.3 million, of which the Bank had $5.0 million outstanding. At June 30, 2015, the Bank also had undrawn borrowing capacity at FRB of $21.3 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $110.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At June 30, 2015, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At June 30, 2015, the Bank had $493.9 million in total outstanding commitments to extend credit, compared to $404.9 million at year-end 2014. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of June 30, 2015, the book value of unpledged investments totaled $300.1 million compared to $285.2 million at December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended June 30, 2015, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	August 7, 2015	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	August 7, 2015	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)