Form 10-Q
period 2015-09-30
CASCADE BANCORP
filed 2015-11-06
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 72,779,005 shares of no par value Common Stock as of November 4, 2015.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(Dollars in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,007	$39,115
Interest bearing deposits	77,823	43,701
Federal funds sold	273	273
Total cash and cash equivalents	125,103	83,089
Investment securities available-for-sale	296,139	319,882
Investment securities held-to-maturity, estimated fair value of $148,043 at September 30, 2015; $155,555 at December 31, 2014	143,793	152,579
Federal Home Loan Bank (FHLB) stock	3,012	25,646
Loans held for sale	2,824	6,690
Loans, net	1,619,238	1,468,784
Premises and equipment, net	42,106	43,649
Bank-owned life insurance (BOLI)	54,185	53,449
Other real estate owned (OREO), net	3,871	3,309
Deferred tax asset (DTA), net	53,823	66,126
Core deposit intangible (CDI)	7,068	7,683
Goodwill	78,610	80,082
Other assets	38,501	30,169
Total assets	$2,468,273	$2,341,137
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$749,927	$619,377
Interest bearing demand	1,010,489	995,497
Savings	135,610	129,610
Time	186,969	237,138
Total deposits	2,082,995	1,981,622
Other liabilities	53,689	44,032
Total liabilities	2,136,684	2,025,654
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,789,412 issued and outstanding as of September 30, 2015; 72,491,850 issued and outstanding as of December 31, 2014	452,350	450,999
Accumulated deficit	(123,339)	(138,351)
Accumulated other comprehensive income	2,578	2,835
Total stockholders’ equity	331,589	315,483
Total liabilities and stockholders’ equity	$2,468,273	$2,341,137
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30, 2015
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$17,788	$16,571	$51,269	$41,467
Interest on investments	2,995	2,655	8,783	6,003
Other interest income	58	87	118	159
Total interest income	20,841	19,313	60,170	47,629

Interest expense:
Deposits:
Interest bearing demand	337	284	965	676
Savings	10	10	30	21
Time	83	427	442	929
Other borrowings	—	—	6	6
Total interest expense	430	721	1,443	1,632

Net interest income	20,411	18,592	58,727	45,997
Loan loss provision (recovery)	—	—	(2,000)	—
Net interest income after loan loss provision (recovery)	20,411	18,592	60,727	45,997

Non-interest income:
Service charges on deposit accounts	1,326	1,457	3,836	3,324
Card issuer and merchant services fees, net	1,837	1,884	5,336	4,480
Earnings on BOLI	252	280	736	712
Mortgage banking income, net	624	734	2,089	1,790
Swap fee income	595	476	1,895	1,419
SBA gain on sales and fee income	554	272	1,060	529
Gain on sales of investments	503	—	503	—
Other income	693	430	3,746	1,445
Total non-interest income	6,384	5,533	19,201	13,699

Non-interest expense:
Salaries and employee benefits	11,315	10,199	33,033	31,588
Occupancy	1,123	1,553	3,906	7,544
Information technology	745	1,032	2,729	3,634
Equipment	390	497	1,142	1,463
Communications	560	695	1,585	1,640
Federal Deposit Insurance Corporation (FDIC) insurance	342	371	1,046	1,057
OREO (income) expense	122	314	11	1,016
Professional services	1,548	1,461	3,931	6,887
Card issuer	693	1,140	2,199	2,028
Insurance	183	254	583	1,029
Other expenses	2,049	2,212	6,116	5,917
Total non-interest expense	19,070	19,728	56,281	63,803

Income (loss) before income taxes	7,725	4,397	23,647	(4,107)
Income tax (provision) / benefit	(2,626)	(1,965)	(8,635)	2,804
Net income (loss)	$5,099	$2,432	$15,012	$(1,303)

Basic and diluted income (loss) per share:
Net income (loss) per common share	$0.07	$0.03	$0.21	$(0.02)
Net income (loss) per common share (diluted)	$0.07	$0.03	$0.21	$(0.02)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,099	$2,432	$15,012	$(1,303)

Other comprehensive income (loss):
Change in unrealized gain on investment securities available-for-sale	427	(1,595)	(300)	1,855
Tax effect of the unrealized gain on investment securities available-for-sale	(162)	606	43	(705)
Total other comprehensive income (loss)	$265	$(989)	$(257)	$1,150
Comprehensive income (loss)	$5,364	$1,443	$14,755	$(153)

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$33,341	5,363

Investing activities:
Purchases of investment securities available-for-sale	(65,584)	(36,246)
Purchases of investment securities held to maturity	—	(1,112)
Proceeds from sales, maturities, calls, and prepayments of investment securities available-for-sale	88,325	75,969
Proceeds from maturities and calls of investment securities held-to-maturity	8,349	15,337
Proceeds from redemption of FHLB stock	22,634	612
Loan originations, net	(150,012)	(77,552)
Purchases of premises and equipment, net	(334)	(1,589)
Proceeds from sales of premises and equipment	26	289
Proceeds from sales of other assets	1,855	2,669
Proceeds from sales of OREO	964	1,946
Net cash received from acquisition of Home	—	38,620
Net cash used in investing activities	(93,777)	18,943

Financing activities:
Net increase in deposits	102,845	58,466
Tax effect of non-vested restricted stock	(395)	(339)
FHLB advance borrowings	95,000	60,000
Repayment of FHLB advances	(95,000)	(87,000)
Net cash provided by (used in) financing activities	102,450	31,127
Net decrease in cash and cash equivalents	42,014	55,433
Cash and cash equivalents at beginning of period	83,089	81,849
Cash and cash equivalents at end of period	$125,103	$137,282

Supplemental disclosures of cash flow information:
Interest paid	$7,981	$5,099
Taxes paid	$891	$33
Transfers of PP&E to Other Assets	$394	$—
Loans transferred to OREO	$1,558	$129

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

2.    Investment Securities

Investment securities at September 30, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2015
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$164,457	$3,564	$(411)	$167,610
Non-agency MBS	111,889	510	(542)	111,857
U.S. Agency asset-backed securities	7,672	874	(19)	8,527
Corporate securities	7,441	169	—	7,610
Mutual fund	522	13	—	535
	$291,981	$5,130	$(972)	$296,139
Held-to-maturity
U.S. Agency MBS	$101,840	$3,215	$—	$105,055
Obligations of state and political subdivisions	41,524	1,049	(14)	42,559
Tax credit investments	429	—	—	429
	$143,793	$4,264	$(14)	$148,043

December 31, 2014
Available-for-sale
U.S. Agency MBS *	$232,514	$4,562	$(896)	$236,180
Non-agency MBS	66,872	232	(407)	66,697
U.S. Agency asset-backed securities	8,192	858	(42)	9,008
Corporate securities	7,333	137	—	7,470
Mutual fund	514	13	—	527
	$315,425	$5,802	$(1,345)	$319,882
Held-to-maturity
U.S. Agency MBS	$110,175	$2,032	$—	$112,207
Obligations of state and political subdivisions	41,840	962	(18)	42,784
Tax credit investments	564	—	—	564
	$152,579	$2,994	$(18)	$155,555

* U.S. Agency MBS include private label MBS of approximately $8.1 million and $9.3 million at September 30, 2015 and December 31, 2014, respectively, which are supported by FHA/VA collateral.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

The following table presents the contractual maturities of investment securities at September 30, 2015 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$161	$161	$195	$196
Due after one year through five years	4,317	4,319	25,346	25,850
Due after five years through ten years	54,308	54,131	94,706	98,012
Due after ten years	232,673	236,993	23,117	23,556
Mutual fund	522	535	—	—
Tax credit investments	—	—	429	429
	$291,981	$296,139	$143,793	$148,043

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2015
Available-for-sale
U.S. Agency MBS	$6,003	$(30)	$40,161	$(381)	$46,164	$(411)
Non-Agency MBS	60,711	(401)	4,213	(141)	64,924	(542)
U.S. Agency asset-backed securities	—	—	1,543	(19)	1,543	(19)
	$66,714	$(431)	$45,917	$(541)	$112,631	$(972)

Held-to-maturity
Obligations of state and political subdivisions	$733	$—	$1,015	$(14)	$1,748	(14)
	$733	$—	$1,015	$(14)	$1,748	$(14)

December 31, 2014
Available-for-sale
U.S. Agency MBS	$15,807	$(17)	$41,479	$(879)	$57,286	$(896)
Non-Agency MBS	23,953	(220)	6,411	(187)	30,364	(407)
U.S. Agency asset-backed securities	718	(6)	1,582	(36)	2,300	(42)
	$40,478	$(243)	$49,472	$(1,102)	$89,950	$(1,345)

Held-to-maturity
Obligations of state and political subdivisions	$3,806	$(18)	$—	$—	$3,806	$(18)
	$3,806	$(18)	$—	$—	$3,806	$(18)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to changes in market yield/rate spreads at September 30, 2015 and December 31, 2014 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of September 30, 2015, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

3.    Loans and reserve for credit losses

 The composition of the loan portfolio at September 30, 2015 and December 31, 2014 was as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$263,621	18.9%	$198,845	16.8%
Non-owner occupied	421,749	30.2%	383,287	32.4%
Total commercial real estate loans	685,370	49.1%	582,132	49.2%
Construction	121,737	8.7%	100,437	8.5%
Residential real estate	206,521	14.8%	122,478	10.4%
Commercial and industrial	344,410	24.7%	342,746	29.0%
Consumer	37,786	2.7%	34,897	2.9%
Total loans	1,395,824	100.0%	1,182,690	100.0%

Less:
Deferred loan fees	(1,608)		(1,703)
Reserve for loan losses	(26,623)		(22,053)
Loans, net	$1,367,593		$1,158,934

Acquired loans (b):
Commercial real estate:
Owner occupied	$40,761	18.7%	$48,413	18.0%
Non-owner occupied	88,046	40.3%	102,890	38.2%
Total commercial real estate loans	128,807	59.0%	151,303	56.2%
Construction	10,749	4.9%	22,564	8.4%
Residential real estate	58,246	26.7%	71,385	26.5%
Commercial and industrial	19,277	8.8%	22,444	8.3%
Consumer	1,365	0.6%	1,963	0.6%
Total loans	$218,444	100.0%	$269,659	100.0%

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$10,610	32.0%	$11,851	29.5%
Non-owner occupied	10,206	30.7%	11,366	28.3%
Total commercial real estate loans	20,816	62.7%	23,217	57.8%
Construction	2,121	6.4%	2,427	6.0%
Residential real estate	7,548	22.7%	10,824	26.9%
Commercial and industrial	2,423	7.3%	3,285	8.2%
Consumer	293	0.9%	438	1.1%
Total loans	$33,201	100.0%	$40,191	100.0%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

Total loans:
Commercial real estate:
Owner occupied	$314,992	19.1%	$259,109	17.4%
Non-owner occupied	520,001	31.6%	497,543	33.3%
Total commercial real estate loans	834,993	50.7%	756,652	50.7%
Construction	134,607	8.2%	125,428	8.4%
Residential real estate	272,315	16.5%	204,687	13.7%
Commercial and industrial	366,110	22.2%	368,475	24.7%
Consumer	39,444	2.4%	37,298	2.5%
Total loans	1,647,469	100.0%	1,492,540	100.0%

Less:
Deferred loan fees	(1,608)		(1,703)
Reserve for loan losses	(26,623)		(22,053)
Loans, net	$1,619,238		$1,468,784

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

Approximately 72.6% of the Bank’s originated loan portfolio at September 30, 2015 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At September 30, 2015, approximately 75.4% of the Bank’s total portfolio (inclusive of acquired and acquired covered loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management expects to diversify its commercial real estate (“CRE”) concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets the Bank serves.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At September 30, 2015 and December 31, 2014, the portion of loans participated to third parties (which are not included in the accompanying condensed consolidated financial statements) totaled $50.2 million and $34.5 million, respectively.

Acquired and acquired covered loans

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
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

Of the loans acquired on the Acquisition Date and still held at September 30, 2015, $10.2 million, or 4.0%, were graded substandard. Of that amount, $1.5 million, or 14.5%, of the substandard loans were covered under a loss sharing agreement with the FDIC. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of September 30, 2015, $33.2 million, or 13.2%, of the $251.6 million in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC (“covered loans”). The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered loans. When the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios will be reduced. While the agreements are in place, the covered loans receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered loans will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered loans portfolios are non-single family covered loans. Therefore, most of the covered loans were no longer indemnified after September 30, 2014 or were no longer indemnified after September 30, 2015. Only $1.5 million of the acquired covered loans were graded substandard. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

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

Changes in the loss share payable (receivable) associated with acquired covered loans for the three and nine months ended September 30, 2015 were as follows (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2015
Balance at beginning of period	$(268)	$(449)
Paid to FDIC	268	1,049
Increase due to impairment	—	73
FDIC reimbursement	(300)	(1,100)
Shared loss expenses	66	171
Adjustments from prior periods	(124)	(140)
OREO loss carryforward	—	38
Balance at end of period	$(358)	$(358)

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
 September 30, 2015
(unaudited)

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

The increase in the reserve for loan losses from December 31, 2014 to September 30, 2015 was related to net recoveries during the period. The unallocated reserve for loan losses at September 30, 2015 has increased $0.1 million from the balance at December 31, 2014. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

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

Covered reserve for loan losses

The reserve for loan losses on covered loans is estimated similarly to acquired loans as described above except any increase to the reserve from a recovery or a decrease in the reserve from a charge-off is partially offset by an increase in the loss share payable (or receivable) for the portion of the losses recoverable and recoveries payable to the FDIC under the loss sharing agreements. No allowance was recorded at quarter-end given management’s judgment that purchase discounts adequately addressed the estimated losses in the acquired loans.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended September 30, 2015
Allowance for Loan Losses
Balance at June 30, 2015	$5,032	$1,356	$2,463	$11,355	$1,001	$2,294	$23,501
Loan loss provision (credit)	(490)	(293)	(162)	(2,245)	99	3,091	—
Recoveries	408	155	162	2,885	179	—	3,789
Loans charged off	—	—	(50)	(293)	(324)	—	(667)
Balance at end of period	$4,950	$1,218	$2,413	$11,702	$955	$5,385	$26,623

Reserve for unfunded lending commitments
Balance at June 30, 2015	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$4,950	$1,218	$2,413	$11,702	$955	$5,385	$26,623
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$4,998	$1,486	$2,438	$11,777	$979	$5,385	$27,063

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the nine months ended September 30, 2015
Allowance for Loan Losses
Balance at December 31, 2014	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Loan loss provision (credit)	(4,397)	(193)	(60)	2,024	535	91	(2,000)
Recoveries	4,011	278	746	3,440	457		8,932
Loans charged off	(278)	—	(394)	(606)	(1,084)		(2,362)
Balance at end of period	$4,950	$1,218	$2,413	$11,702	$955	$5,385	$26,623

Reserve for unfunded lending commitments
Balance at December 31, 2014	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$4,950	$1,218	$2,413	$11,702	$955	$5,385	$26,623
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$4,998	$1,486	$2,438	$11,777	$979	$5,385	$27,063

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended September 30, 2014
Allowance for Loan Losses
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the nine months ended September 30, 2014
Allowance for Loan Losses
Balance at December 31, 2013	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision	(2,681)	(482)	(264)	706	402	2,319	—
Recoveries	1,318	1,243	630	1,969	230	—	5,390
Loans charged off	(1,219)	(296)	(863)	(1,584)	(934)	—	(4,896)
Balance at end of period	$6,983	$1,000	$1,884	$7,352	$1,099	$3,033	$21,351

Reserve for unfunded lending commitments
Balance at December 31, 2013	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$6,983	$1,000	$1,884	$7,352	$1,099	$3,033	$21,351
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$7,031	$1,268	$1,909	$7,427	$1,123	$3,033	$21,791

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2015
Commercial real estate	$78	$4,872	$4,950	$3,679	$831,314	$834,993
Construction	—	1,218	1,218	365	134,242	134,607
Residential real estate	—	2,413	2,413	—	272,315	272,315
Commercial and industrial	123	11,579	11,702	2,561	363,549	366,110
Consumer	—	955	955	—	39,444	39,444
	$201	$21,037	21,238	$6,605	$1,640,864	$1,647,469
Unallocated			5,385
			$26,623

December 31, 2014
Commercial real estate	$60	$5,554	$5,614	$28,947	$727,705	$756,652
Construction	—	1,133	1,133	963	124,465	125,428
Residential real estate	—	2,121	2,121	317	204,370	204,687
Commercial and industrial	25	6,819	6,844	3,495	364,980	368,475
Consumer	—	1,047	1,047	—	37,298	37,298
	$85	$16,674	16,759	$33,722	$1,458,818	$1,492,540
Unallocated			5,294
			$22,053

The above reserve for loan losses includes an unallocated allowance of $5.4 million at September 30, 2015 and $5.3 million at December 31, 2014. The change in the unallocated allowance is mainly a result of an enhanced reserve methodology for the C&I loans, specifically related to SNC loans as described above.

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
 September 30, 2015
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

During the nine months ended September 30, 2015, the Bank saw improved credit quality, as demonstrated by a reduction in the aggregate balance of all loans adversely classified. The improvement was mainly in Special Mention loans, resulting from improving economic conditions as well as payoffs and paydowns in the Special Mention portfolio. Substandard loan balances have increased modestly, with improvements in certain credits offset by an increase related to a SNC, included in C&I loans, that was downgraded during the period.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
September 30, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$241,110	$8,556	$3,283	$10,672	$263,621
Non-owner occupied	400,442	9,121	7,056	5,130	421,749
Total commercial real estate loans	641,552	17,677	10,339	15,802	685,370
Construction	119,700	813	1,208	16	121,737
Residential real estate	204,711	714	596	500	206,521
Commercial and industrial	311,794	10,118	9,926	12,572	344,410
Consumer	37,786	—	—	—	37,786
	$1,315,543	$29,322	$22,069	$28,890	$1,395,824

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

Acquired loans (b):
Commercial real estate:
Owner occupied	$29,198	$3,513	$7,795	$255	$40,761
Non-owner occupied	65,798	5,699	8,930	7,619	88,046
Total commercial real estate loans	94,996	9,212	16,725	7,874	128,807
Construction	10,749	—	—	—	10,749
Residential real estate	57,408	—	—	838	58,246
Commercial and industrial	15,678	121	3,493	(15)	19,277
Consumer	1,362	—	—	3	1,365
	$180,193	$9,333	$20,218	$8,700	$218,444

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$10,518	$—	$—	$92	$10,610
Non-owner occupied	5,134	—	4,572	500	10,206
Total commercial real estate loans	15,652	—	4,572	592	20,816
Construction	44	2,041	—	36	2,121
Residential real estate	7,207	—	—	341	7,548
Commercial and industrial	1,921	—	—	502	2,423
Consumer	293	—	—	—	293
	$25,117	$2,041	$4,572	$1,471	$33,201

Total loans:
Commercial real estate:
Owner occupied	$280,826	$12,069	$11,078	$11,019	$314,992
Non-owner occupied	471,374	14,820	20,558	13,249	520,001
Total commercial real estate loans	752,200	26,889	31,636	24,268	834,993
Construction	130,493	2,854	1,208	52	134,607
Residential real estate	269,326	714	596	1,679	272,315
Commercial and industrial	329,393	10,239	13,419	13,059	366,110
Consumer	39,441	—	—	3	39,444
	$1,520,853	$40,696	$46,859	$39,061	$1,647,469

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
 September 30, 2015
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
 September 30, 2015
(unaudited)

(b) Acquired loans are loans acquired in the acquisition of Home less acquired covered loans.
(c) Acquired covered loans are loans acquired in the acquisition of Home that are covered under FDIC loss share agreements.

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at September 30, 2015 and December 31, 2014 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
September 30, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$46	$1,215	$1,261	$262,360	$263,621
Non-owner occupied	604	—	604	421,145	421,749
Total commercial real estate loans	650	1,215	1,865	683,505	685,370
Construction	172	—	172	121,565	121,737
Residential real estate	238	—	238	206,283	206,521
Commercial and industrial	593	350	943	343,467	344,410
Consumer	95	—	95	37,691	37,786
	$1,748	$1,565	$3,313	$1,392,511	$1,395,824

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$—	$—	$40,761	$40,761
Non-owner occupied	—	—	—	88,046	88,046
Total commercial real estate loans	—	—	—	128,807	128,807
Construction	48	—	48	10,701	10,749
Residential real estate	1,266	370	1,636	56,610	58,246
Commercial and industrial	39	—	39	19,238	19,277
Consumer	8	—	8	1,357	1,365
	$1,361	$370	$1,731	$216,713	$218,444

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$—	$—	$10,610	$10,610
Non-owner occupied	—	—	—	10,206	10,206
Total commercial real estate loans	—	—	—	20,816	20,816
Construction	2,041	—	2,041	80	2,121
Residential real estate	100	248	348	7,200	7,548
Commercial and industrial	3	11	14	2,409	2,423
Consumer	7	—	7	286	293
	$2,151	$259	$2,410	$30,791	$33,201

Total loans:
Commercial real estate:
Owner occupied	$46	$1,215	$1,261	$313,731	$314,992
Non-owner occupied	604	—	604	519,397	520,001
Total commercial real estate loans	650	1,215	1,865	833,128	834,993
Construction	2,261	—	2,261	132,346	134,607

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

Residential real estate	1,604	618	2,222	270,093	272,315
Commercial and industrial	635	361	996	365,114	366,110
Consumer	110	—	110	39,334	39,444
	$5,260	$2,194	$7,454	$1,640,015	$1,647,469

December 31, 2014
Originated loans (a):
Commercial real estate:
Owner occupied	$732	$3,716	$4,448	$194,397	$198,845
Non-owner occupied	1,718	971	2,689	380,598	383,287
Total commercial real estate loans	2,450	4,687	7,137	574,995	582,132
Construction	—	100	100	100,337	100,437
Residential real estate	662	110	772	121,706	122,478
Commercial and industrial	288	334	622	342,124	342,746
Consumer	139	45	184	34,713	34,897
	$3,539	$5,276	$8,815	$1,173,875	$1,182,690

Acquired loans (b):
Commercial real estate:
Owner occupied	$24	$—	$24	$48,389	$48,413
Non-owner occupied	—	120	120	102,770	102,890
Total commercial real estate loans	24	120	144	151,159	151,303
Construction	—	—	—	22,564	22,564
Residential real estate	1,361	288	1,649	69,736	71,385
Commercial and industrial	—	—	—	22,444	22,444
Consumer	55	—	55	1,908	1,963
	$1,440	$408	$1,848	$267,811	$269,659

Acquired covered loans (c):
Commercial real estate:
Owner occupied	$—	$—	$—	$11,851	$11,851
Non-owner occupied	—	27	27	11,339	11,366
Total commercial real estate loans	—	27	27	23,190	23,217
Construction	—	—	—	2,427	2,427
Residential real estate	375	—	375	10,449	10,824
Commercial and industrial	—	—	—	3,285	3,285
Consumer	11	—	11	427	438
	$386	$27	$413	$39,778	$40,191

Total loans:
Commercial real estate:
Owner occupied	$756	$3,716	$4,472	$254,637	$259,109
Non-owner occupied	1,718	1,118	2,836	494,707	497,543
Total commercial real estate loans	2,474	4,834	7,308	749,344	756,652
Construction	—	100	100	125,328	125,428
Residential real estate	2,398	398	2,796	201,891	204,687
Commercial and industrial	288	334	622	367,853	368,475
Consumer	205	45	250	37,048	37,298

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
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

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.21 million and $0.05 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents information related to impaired loans, by portfolio class, at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
September 30, 2015
Commercial real estate:
Owner occupied	$1,055	$1,974	$3,029	$4,207	$73
Non-owner occupied	650	—	650	650	5
Total commercial real estate loans	1,705	1,974	3,679	4,857	78
Construction	—	365	365	365	—
Residential real estate	—	—	—	—	—
Commercial and industrial	2,399	162	2,561	2,954	123
Consumer	—	—	—	—	—
	$4,104	$2,501	$6,605	$8,176	$201

December 31, 2014
Commercial real estate:
Owner occupied	$436	$5,624	$6,060	$8,699	$41
Non-owner occupied	1,087	21,800	22,887	22,943	19
Total commercial real estate loans	1,523	27,424	28,947	31,642	60
Construction	—	963	963	963	—
Residential real estate	—	317	317	353	—
Commercial and industrial	2,702	793	3,495	3,962	25
Consumer	—	—	—	—	—
	$4,225	$29,497	$33,722	$36,920	$85

At September 30, 2015 and December 31, 2014, the total recorded balance of impaired loans in the above table included $0.8 million and $22.8 million, respectively, of troubled debt restructuring (“TDR”) loans which were not on non-accrual status.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Commercial real estate:
Owner occupied	$3,063	$6,010	$3,225	$6,134
Non-owner occupied	1,072	22,586	8,297	22,637
Total commercial real estate loans	4,135	28,596	11,522	28,771
Construction	443	963	543	1,221
Residential real estate	28	391	66	403
Commercial and industrial	2,712	3,663	2,815	4,188
Consumer	—	—	—	—
	$7,318	$33,613	$14,946	$34,583

Interest income recognized for cash payments received on impaired loans for the three and nine months ended September 30, 2015 was insignificant.

Information with respect to the Company’s non-performing loans, by portfolio class, at September 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Commercial real estate:
Owner occupied	$2,570	$5,564
Non-owner occupied	479	1,940
Total commercial real estate loans	3,049	7,504
Construction	16	216
Residential real estate	1,455	3,165
Commercial and industrial	401	744
Consumer	3	56
Total non-accrual loans	$4,924	$11,685

Accruing loans which are contractually past due 90 days or more:
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Total commercial real estate loans	—	—
Construction	—	—
Residential real estate	—	—
Commercial and industrial	209	9
Consumer	—	45
Total accruing loans which are contractually past due 90 days or more	$209	$54

TDRs

The Company allocated $0.2 million and $0.1 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2015 and December 31, 2014, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual status at the time of restructuring, it will remain on accrual status after the restructuring. After six consecutive payments under the restructured terms, a non-accrual restructured loan is reviewed for possible upgrade to accrual status.

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

There were no loans modified and recorded as TDRs during the three and nine months ended September 30, 2015 or 2014. At both September 30, 2015 and 2014, the Company had no remaining commitments to lend on loans accounted for as TDRs.

There were no TDRs which had payment defaults during the nine months ended September 30, 2015 or 2014 that had been previously restructured within the twelve months prior to September 30, 2015 or 2014.

4.    Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$4,040	$5,724	$3,309	$3,144
Additions	—	129	1,558	3,643
Dispositions	(162)	(1,756)	(2,541)	(2,070)
Change in valuation allowance	(7)	(65)	1,545	(685)
Balances at end of period	$3,871	$4,032	$3,871	$4,032

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$771	$3,014	$2,323	$2,394
Additions to the valuation allowance	7	219	12	925
Reductions due to sales	—	(154)	(1,557)	(240)
Balance at end of period	$778	$3,079	$778	$3,079

The following table summarizes OREO expenses (income) for the periods shown (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating costs	$53	$151	$159	$210
Net gains on dispositions	62	(56)	(160)	(119)
Increases in valuation allowance	7	219	12	925
Total	$122	$314	$11	$1,016

5.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the fixed rate mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at September 30, 2015 and December 31, 2014 was $2.2 million. There was no valuation allowance at September 30, 2015 or December 31, 2014.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,276	$2,239	2,248	2,232
Additions	130	256	506	542
Amortization	(195)	(207)	(543)	(486)
Change in valuation allowance	—	—	—	—
Balances at end of period	$2,211	$2,288	2,211	2,288

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Origination and processing fees	$94	$264	538	562
Gain on sales of mortgage loans, net	551	502	1,582	1,218
MSR valuation allowance	—	—	—	—
Servicing fees	174	175	512	496
Amortization	(195)	(207)	(543)	(486)
Mortgage banking income, net	$624	$734	2,089	1,790

6.     Goodwill and other intangibles assets

The Company recorded $78.6 million of goodwill in connection with the acquisition of Home in 2014. In accordance with the Intangibles - Goodwill and Other topic of the Financial Accounting Standards Board (“FASB”) ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of December 31, 2014 and concluded that there was no impairment.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross core deposit intangibles balance, beginning of period	$8,196	$8,196	$8,196	$529
Accumulated amortization, beginning of period	(923)	(103)	(513)	—
Core deposit intangible, net, beginning of period	7,273	8,093	7,683	529
Established through acquisitions	—	—	—	7,667
CDI current period amortization	(205)	(205)	(615)	(308)
Total core deposit intangible, end of period	$7,068	$7,888	$7,068	$7,888

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining three months ending December 31, 2015 and the succeeding four years (dollars in thousands):

Years Ending December 31,
2015	$205
2016	820
2017	820
2018	820
2019	820

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

The numerators and denominators used in computing basic and diluted net income per common share for the three and nine months ended September 30, 2015 and 2014 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,099	$2,432	$15,012	$(1,303)

Weighted-average shares outstanding - basic	71,868,045	71,653,141	71,743,576	59,128,342
Dilutive securities	101,323	79,255	105,835	47,543
Weighted-average shares outstanding - diluted	71,969,368	71,732,396	71,849,411	59,175,885
Common stock equivalent shares excluded due to antidilutive effect	3,361,774	—	3,361,774	589,198

Basic and diluted:
Net income (loss) per common share	$0.07	$0.03	$0.21	$(0.02)
Net income (loss) per common share (diluted)	$0.07	$0.03	$0.21	$(0.02)

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

8.    Stock-Based Compensation

At September 30, 2015, 275,413 shares reserved under the Company’s stock-based compensation plans were available for future grants.

During the nine months ended September 30, 2015, the Company granted 397,472 shares of restricted stock with a weighted-average grant date fair value of $4.98 per share, which vest between 2016 and 2020. During the same period, the Company granted 3,300,000 stock options with a weighted-average exercise price of $4.79 per share, of which 50% vest in 2018, 25% vest in 2019 and 25% vest in 2020 on the grant date anniversary. During the nine months ended September 30, 2014, the Company granted 641,879 shares of restricted stock with a weighted-average grant date fair value of $4.80 per share, which vest between 2015 and 2019. During the same period, no stock options were granted. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted in 2015:

2015
Dividend yield	0.0%
Expected volatility	36.6%
Risk-free interest rate	1.3%
Expected option lives	5.0 years

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

The following table presents the activity related to stock options for the nine months ended September 30, 2015:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2015	85,901	$34.86	5.7	$—
Granted	3,300,000	4.79	9.3	2.0
Canceled / forfeited	(8,011)	19.52	N/A	N/A
Expired	(1,691)	151.20	N/A	N/A
Options outstanding at September 30, 2015	3,376,199	$5.45	9.2	$2.0
Options exercisable at September 30, 2015	63,212	$39.72	4.5	$—

Stock-based compensation expense related to stock options for the nine months ended September 30, 2015 and 2014 was approximately $0.70 million and $0.02 million, respectively. As of September 30, 2015, there was approximately $4.7 million of unrecognized compensation cost related to non-vested stock options that will be recognized over the remaining vesting periods of the stock options.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2015:

	Number of shares	Weighted- average grant date fair value per share
Non-vested as of January 1, 2015	794,473	$6.62
Granted	397,472	4.98
Vested	(213,840)	5.18
Canceled / forfeited	(66,119)	5.00
Non-vested as of September 30, 2015	911,986	$6.36

Restricted stock is generally scheduled to vest over a three to five year period, with the unearned compensation related to restricted stock amortized to expense on a straight-line basis. As of September 30, 2015, unrecognized compensation cost related to non-vested restricted stock totaled approximately $3.9 million. Total expense recognized by the Company for non-vested restricted stock for the nine months ended September 30, 2015 and 2014 was $1.0 million and $0.9 million, respectively. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at September 30, 2015 and December 31, 2014, as all RSUs were fully-vested at the date of the grant.

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

As of September 30, 2015 and December 31, 2014, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$147,058	$9,753	$82,935	$4,828	$147,058	$9,753	$82,935	$4,828

(1) Included in Other Assets on the condensed consolidated balance sheet.
(2) Included in Other Liabilities on the condensed consolidated balance sheet.

Swap fee income, as included in non-interest income, was $0.6 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2014, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $9.6 million and $4.6 million as of September 30, 2015 and December 31, 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$9,753	$—	$9,753	$—	$—	$9,753

Liability Derivatives
Interest rate swaps	$9,753	$—	$9,753	$—	$9,600	$153

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Derivative assets
Interest rate swaps	$4,828	$—	$4,828	$—	$—	$4,828

Derivative liabilities
Interest rate swaps	$4,828	$—	$4,828	$—	$4,595	$233

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
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

During the three and nine months ended September 30, 2015, the Company recorded a $2.6 million and $8.6 million income tax provision, respectively. During the three and nine months ended September 30, 2014, the Company recorded a $2.0 million income tax provision and $2.8 million income tax benefit, respectively. As of September 30, 2015, the net DTA was $53.8 million compared with a net DTA of $66.1 million as of December 31, 2014. During the third quarter and year-to-date period of 2015, the Company’s current taxes include federal and state alternative minimum taxes and other state minimum taxes. During the nine months ended September 30, 2015, approximately $4.1 million was realized as a result of the carry back of the net operating loss generated from Home Federal's 2014 final tax return. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal bond interest income from taxable income.

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
 September 30, 2015
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

The Company’s financial assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Investment securities available-for-sale	$—	$296,139	$—
Interest rate swap derivatives	—	9,753	—
Total assets	$—	$305,892	$—

Liabilities:
Interest rate swap derivatives	$—	$9,753	$—

December 31, 2014
Assets:
Investment securities available-for-sale	$—	$319,882	$—
Interest rate swap derivatives	—	4,828	—
Total assets	$—	$324,710	$—

Liabilities:
Interest rate swap derivatives	—	4,828	—

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

Certain assets are measured at fair value on a non-recurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a non-recurring basis by the Company at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2015
Impaired loans	$—	$—	$50
Other real estate owned	—	—	3,871
	$—	$—	$3,921

December 31, 2014
Impaired loans	$—	$—	$1,423
Other real estate owned	—	—	3,309
	$—	$—	$4,732

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$50	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,871	Market approach	Appraised value less selling costs of 5% to 10%

	December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$1,423	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,309	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2014, or during the nine months ended September 30, 2015. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2014 or the nine months ended September 30, 2015.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2015 and December 31, 2014.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using September 30, 2015 and December 31, 2014 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available), the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2015 and December 31, 2014 rates offered on those instruments.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2015 and December 31, 2014 were approximately as follows (dollars in thousands):

		September 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$125,103	$125,103	$83,089	$83,089
Investment securities:
Available-for-sale	Level 2	296,139	296,139	319,882	319,882
Held-to-maturity	Level 2	143,793	148,043	152,579	155,555
FHLB stock	Level 2	3,012	3,012	25,646	25,646
Loans held-for-sale	Level 2	2,824	2,824	6,690	6,690
Loans, net	Level 3	1,619,238	1,622,911	1,468,784	1,471,327
BOLI	Level 3	54,185	54,185	53,449	53,449
MSRs	Level 3	2,211	2,954	2,248	2,773
Interest rate swap derivatives	Level 2	9,753	9,753	4,828	4,828

Financial liabilities:
Deposits	Level 2	2,082,995	2,082,991	1,981,622	1,981,994
Interest rate swap derivatives	Level 2	9,753	9,753	4,828	4,828

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

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”). Under the final rules, which became effective for the Bancorp and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Bancorp and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1” ratio) of 4.5% and a capital conservation buffer of 2.5% above the regulatory minimum risk-based capital requirements, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also (i) raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

fully phased-in), (ii) effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and (iii) requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of September 30, 2015 and December 31, 2014 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2015
Tier 1 leverage (to average assets)
Bancorp	$215,509	9.1%	$94,428	4.0%	$118,035	5.0%
Bank	211,528	9.0%	94,285	4.0%	117,856	5.0%
CET1 capital (to risk weighted assets)
Bancorp	215,509	11.3	85,700	4.5	123,790	6.5
Bank	211,528	11.1	85,747	4.5	123,856	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	215,509	11.3	114,267	6.0	152,356	8.0
Bank	211,528	11.1	114,329	6.0	152,439	8.0
Total capital (to risk-weighted assets)
Bancorp	239,596	12.6	152,356	8.0	190,446	10.0
Bank	235,599	12.4	152,439	8.0	190,548	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$89,076	4.0%	$111,345	5.0%
Bank	167,056	7.5%	88,946	4.0%	111,183	5.0%
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	68,892	4.0	103,338	6.0
Bank	167,056	9.7	68,700	4.0	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	137,784	8.0	172,230	10.0
Bank	188,543	11.0	137,400	8.0	171,750	10.0

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

14.      Subsequent Event

On October 28, 2015, the Company announced that the Bank had entered into an agreement to purchase 12 Oregon branch locations and three Washington branch locations from Bank of America. This acquisition allows Cascade the opportunity to enhance and strengthen its footprint in Oregon, while providing entry into the Washington market.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 September 30, 2015
(unaudited)

Cascade will assume approximately $707 million of branch deposits in the transaction. Pending regulatory approval, the closing of the acquisition and conversion of these branches to Bank of the Cascade offices is expected to occur in the first quarter of 2016. Cascade plans on retaining current employees working at the branches and is committed to a smooth transition for customers.

15.      New Authoritative Accounting Guidance

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: 1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017 with three transition methods available - full retrospective, retrospective and cumulative effect approach. Adoption of ASU 2014-09 is not expected to have a material effect on our consolidated financial statements.

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

Cautionary Information Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon and Idaho generally, and Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and greater Seattle, Washington areas; our ability to maintain asset quality and expand our market share or net interest margin; our ability to integrate future branch acquisitions; and expected cost savings, synergies and other related benefits of our acquisition of Home Federal Bancorp, Inc. (“Home”) might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties, could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part I - Item 1A of the 2014 Annual Report. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations

These forward-looking statements speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof, except as required by applicable law. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

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

On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. The Company is currently working to refine a subset of its methodology with respect to certain components within its qualitative factor analysis.

In this regard, as of March 31, 2015, the reserve for loan loss methodology was enhanced within the Company's commercial and industrial (“C&I”) loan portfolio with respect to shared national credits (“SNCs”). Risk rating for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNCs lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

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
As of September 30, 2015 and December 31, 2014, the Company had a net DTA of $53.8 million and $66.1 million, respectively, with the decrease from the prior period due in part to a $4.1 million carry back of Home's net operation losses generated from Home's 2014 final tax return. There are a number of tax issues that impact the DTA balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.
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
Economic Conditions

The Company’s banking business is closely tied to the economies of Idaho, Oregon and Washington, which in turn are influenced by regional and national economic trends and conditions. Idaho, Oregon and Washington have recently been experiencing improved economic trends, including gains in employment and increased real estate activity. National and regional economies and real estate prices have generally improved, as has business and consumer confidence. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company’s business, financial condition and results of operations.

Financial Highlights

On May 16, 2014 (the “Acquisition Date”), the Company completed its acquisition of Home in a stock and cash transaction valued at $241.4 million. The transaction value includes $122.2 million in cash and 24,309,131 shares of the Company’s common stock. The completion of the acquisition provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies expect to realize economies of scale and other operating efficiencies. Assets and liabilities acquired in the Home acquisition were recorded at fair value.

As a result of the Home acquisition, goodwill of $78.6 million was recorded. Goodwill represents the excess of the purchase price of $241.4 million less the fair value of the net identifiable assets acquired of $162.8 million.

The financial statements as of September 30, 2015 and 2014 are inclusive of the effects of the combined results of operations with Home. However, due to the timing of the acquisition in 2014, year over year comparisons are significantly affected by this transaction.

•
Net income for the third quarter of 2015 was $5.1 million, or $0.07 per share, compared to $4.8 million, or $0.07 per share, for the second quarter of 2015 (“linked quarter”), and $2.4 million, or $0.03 per share, for the third quarter of 2014.

•
Third quarter organic loan growth[1] was approximately $26.3 million, or 7.7% annualized, and is net of a large construction payoff. Year-to-date (“YTD”) annualized organic growth was 11.9%. At September 30, 2015, gross loans were $1.6 billion.

•
Total deposits were $2.1 billion at September 30, 2015, up $36.5 million compared to the linked quarter with non-interest bearing accounts up $44.7 million, or 6.3%, from the linked quarter. At quarter-end, total checking balances represented over 57.5% of total deposits with an overall cost of funds of 0.08%.

•	Third quarter net interest income was $20.4 million, up $1.1 million, or 5.4%, from the linked quarter.

•	Net interest margin (“NIM”) was 3.72% for the third quarter of 2015, compared to 3.70% in the linked quarter and 3.63% for the quarter ended September 30, 2014.

•	Third quarter net loan recoveries totaled $3.1 million, bringing the allowance for loan losses (“ALLL”) to 1.62% of gross loans.

•	At September 30, 2015, stockholders’ equity was $331.6 million, with book value per share of $4.56 and tangible book value[2] per share of $3.38.

•	Return on average tangible assets[3] was 0.85% compared to 0.83% in the linked quarter.

•	Return on average tangible stockholders' equity[4] was 8.33% compared to 8.06% in the linked quarter.

•	On October 9, 2015, the Bank announced the hiring of a commercial banking team in the Seattle, Washington market.

1 Organic loan growth is a non-GAAP measure defined as total loan growth less acquired loans during the period. Total loan growth was $21.4 million during the quarter, with acquired loans declining $4.9 million, resulting in organic net loan growth of $26.3 million for the quarter.
2 Tangible book value per common share is a non-GAAP measure defined as total stockholders’ equity, less the sum of core deposit intangible (“CDI”) and goodwill, divided by total number of shares outstanding.
3 Return on average tangible assets is a non-GAAP measure defined as average total assets, less the sum of average CDI and goodwill, divided by net income.
4 Return on average tangible stockholders' equity is a non-GAAP measure defined as average total stockholders' equity, less the sum of average CDI and goodwill, divided by net income.

RESULTS OF OPERATIONS –Three and Nine Months Ended September 30, 2015 and 2014

Income Statement

Net Income

Net income for the quarter ended September 30, 2015 was $0.07 per share, or $5.1 million, compared to $0.07 per share, or $4.8 million, in the linked quarter and $0.03 per share, or $2.4 million, for the third quarter of 2014. The increase in net income in the third quarter of 2015 compared to the third quarter of 2014 was the result of a $1.8 million increase in net interest income, a $0.9 million increase in non-interest income and a $0.7 million decrease in non-interest expense, offset by a $0.7 million increase in the provision for income taxes. Net income for the nine months ended September 30, 2015 was $0.21 per share, or $15.0 million, compared to a net loss of $0.02 per share, or $1.3 million, for the nine months ended September 30, 2014. The loss in the 2014 period was mainly due to the effect of the Home acquisition and one-time acquisition related costs. Improvements in 2015 earnings are attributable to a $12.7 million increase in net interest income arising from increased earning assets from the Home acquisition, as well as a $5.5 million increase in non-interest income.

Net Interest Income

Net interest income was $20.4 million for the third quarter of 2015, as compared to $18.6 million in the third quarter of 2014.

Total interest income increased $1.5 million from $19.3 million in the third quarter of 2014 to $20.8 million in the third quarter of 2015. This increase was due primarily to originated loan growth over the past year. Accretion of the fair value discount on loans acquired as part the acquisition of Home is accreted over the remaining term to maturity of the acquired loans into interest income on loans. Accretion will vary in the event of payoffs or paydowns of specific loans. For the nine months ended September 30, 2015, accretion was approximately $1.1 million.

Total interest expense for the third quarter of 2015 was $0.4 million compared to $0.7 million for the year ago period. The current period saw a reduction in time deposits expense owing to a strategic run-off of higher priced CDs acquired in the Home acquisition.

The NIM for the third quarter of 2015 was 3.72%, compared to NIM of 3.63% in the third quarter of 2014. The NIM for the nine months ended September 30, 2015 was 3.72%, compared to NIM of 3.79% in the nine months ended September 30, 2014.

Components of Net Interest Margin

The following tables set forth the components of the Company’s NIM for the three and nine months ended September 30, 2015 and 2014. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and NIM for the Company (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$450,655	$2,995	2.64%	$426,055	$2,655	2.47%
Interest bearing balances due from other banks	97,099	58	0.24%	145,433	87	0.24%
Federal funds sold	273	—	—%	191	—	—%
Federal Home Loan Bank stock	3,018	—	—%	26,124	—	—%
Loans (1)(2)(3)	1,626,066	17,788	4.34%	1,433,394	16,571	4.59%
Total earning assets/interest income	2,177,111	20,841	3.80%	2,031,197	19,313	3.77%
Reserve for loan losses	(25,113)			(21,341)
Cash and due from banks	45,781			42,400
Premises and equipment, net	42,362			44,458
Bank-owned life insurance	54,041			53,006
Deferred tax asset	55,389			70,056
Goodwill	78,610			76,032
Accrued interest and other assets	43,729			46,128
Total assets	$2,471,910			$2,341,936

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$1,040,493	337	0.13%	$964,803	284	0.12%
Savings deposits	134,033	10	0.03%	131,075	10	0.03%
Time deposits	193,895	83	0.17%	252,429	427	0.67%
Total interest bearing liabilities/interest expense	1,368,421	430	0.12%	1,348,307	721	0.21%
Demand deposits	728,104			644,939
Other liabilities	46,907			39,923
Total liabilities	2,143,432			2,033,169
Stockholders' equity	328,478			308,767
Total liabilities and stockholders' equity	$2,471,910			$2,341,936
Net interest income		$20,411			$18,592

Net interest spread			3.68%			3.56%

Net interest income to earning assets			3.72%			3.63%

(1)	Average non-performing loans included in the computation of average loans for the three months ended September 30, 2015 and 2014 was approximately $4.1 million and $10.7 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.0 million in 2015 and $0.5 million in 2014.

(3)	Includes loans held for sale.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$459,306	$8,783	2.56%	$308,958	$6,003	2.60%
Interest bearing balances due from other banks	62,106	118	0.25%	86,727	159	0.25%
Federal funds sold	273	—	—%	79	—	—%
Federal Home Loan Bank stock	15,453	—	—%	17,873	—	—%
Loans (1)(2)(3)	1,573,712	51,269	4.36%	1,207,022	41,467	4.59%
Total earning assets/interest income	2,110,850	60,170	3.81%	1,620,659	47,629	3.93%
Reserve for loan losses	(24,038)			(21,449)
Cash and due from banks	43,004			35,468
Premises and equipment, net	43,024			38,685
Bank-owned life insurance	53,795			44,660
Deferred tax asset	60,962			58,708
Goodwill	79,052			38,119
Accrued interest and other assets	43,764			31,596
Total assets	$2,410,413			$1,846,446

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$1,012,221	$965	0.13%	$740,260	676	0.12%
Savings deposits	132,704	30	0.03%	91,584	21	0.03%
Time deposits	208,722	442	0.28%	191,507	929	0.65%
Other borrowings	2,253	6	0.36%	2,960	6	0.27%
Total interest bearing liabilities/interest expense	1,355,900	1,443	0.14%	1,026,311	1,632	0.21%
Demand deposits	684,859			539,197
Other liabilities	45,764			31,400
Total liabilities	2,086,523			1,596,908
Stockholders' equity	323,890			249,538
Total liabilities and stockholders' equity	$2,410,413			$1,846,446
Net interest income		$58,727			$45,997

Net interest spread
			3.67%			3.72%
Net interest income to earning assets
			3.72%			3.79%

(1)	Average non-performing loans included in the computation of average loans for the nine months ended September 30, 2015 and 2014 was approximately $5.8 million and $8.4 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $2.2 million in 2015 and $1.8 million in 2014.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and nine months ended September 30, 2015, and attributes such variance to “volume” or “rate” changes (dollars in thousands). The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended September 30,
	2015 over 2014
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$1,217	$2,227	$(1,010)
Interest on investment securities	340	153	187
Other investment income	(29)	(29)	—
Total interest income	1,528	2,351	(823)

Interest expense:
Interest on deposits:
Interest bearing demand	53	22	31
Savings	—	—	—
Time deposits	(344)	(99)	(245)
Total interest expense	(291)	(77)	(214)

Net interest income	$1,819	$2,428	$(609)

	Nine Months Ended September 30,
	2015 over 2014
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$9,802	$12,598	$(2,796)
Interest on investment securities	2,780	2,921	(141)
Other investment income	(41)	(45)	4
Total interest income	12,541	15,474	(2,933)

Interest expense:
Interest on deposits:
Interest bearing demand	289	248	41
Savings	9	9	—
Time deposits	(487)	84	(571)
Other borrowings	—	(1)	1
Total interest expense	(189)	340	(529)

Net interest income	$12,730	$15,134	$(2,404)

Loan Loss Provision and Reserve for Loan Losses

The Company did not record a loan loss provision during the three months ended September 30, 2015. The nine months ended September 30, 2015 includes a $2.0 million reverse provision arising from the remediation of an outstanding credit in the first quarter of 2015 that had previously been written off.

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

As of September 30, 2015, the reserve for loan losses was $26.6 million, or 1.62% of outstanding loans, compared to $22.1 million, or 1.48% of outstanding loans, at December 31, 2014. The increase is a result of year-to-date net recoveries of $6.6 million, less a $2.0 million provision credit in the first quarter of 2015. Net recoveries for the current quarter were $3.1 million, primarily related to a recovery on a large project loan that was previously charged-off, resulting in an increase in the unallocated portion of the reserve.  The increase in the unallocated portion of the reserve is subject to refinement as we continue to enhance our qualitative factors, including considerations such as the seasoning of the above described enhancement to our SNC methodology, uncertainties regarding our 2015 entry into niche aircraft lending, our announced commercial banking venture in the Seattle, Washington Metro market, and our recently announced branch acquisition in certain markets in Oregon and Washington.  As the Company refines its methodology with respect to its qualitative factors, it expects the unallocated portion of the reserve will become a lower portion of the total reserve.  In that regard, a future credit to provision expense is possible depending on the Company’s ongoing assessment of local and regional economic conditions, and other considerations.

The reserve for unfunded lending commitments was $0.4 million at September 30, 2015, which remained unchanged from December 31, 2014.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% Change	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% Change
Service charges on deposit accounts	$1,326	$1,457	(9.0)%	$3,836	$3,324	15.4%
Card issuer and merchant services fees, net	1,837	1,884	(2.5)%	5,336	4,480	19.1%
Earnings on BOLI	252	280	(10.0)%	736	712	3.4%
Mortgage banking income, net	624	734	(15.0)%	2,089	1,790	16.7%
Swap fee income	595	476	25.0%	1,895	1,419	33.5%
SBA gain on sales and fee income	554	272	103.7%	1,060	529	100.0%
Gain (loss) on sales of investments)	503	—	100.0%	503	—	100.0%
Other income	693	430	61.2%	3,746	1,445	159.2%
Total non-interest income	$6,384	$5,533	15.4%	$19,201	$13,699	40.2%

Non-interest income for the three and nine months ended September 30, 2015 was $6.4 million and $19.2 million, respectively, up from $5.5 million and $13.7 million during the respective year ago periods. Much of the year-over-year improvement is related to the Company’s growth in activity levels and transaction volumes from an increasing customer base arising, in part, from the Home acquisition.

For the quarter ended September 30, 2015, service charges on deposit accounts were below year ago levels mainly due to a reduction in consumer usage of overdraft protection fees. Card issuer and merchant service fees were down modestly in the third quarter of 2015 as compared to 2014 because of our 2015 sale of Home’s merchant servicing portfolio. Growth in the nine months ended September 30, 2015 compared to 2014 in both service charges on deposit accounts and card issuer and merchant service fees related largely to the Home acquisition.

Increased earnings on BOLI for the nine months ended September 30, 2015 were primarily due to the addition of Home related plans in May 2014.

Net mortgage banking income for the third quarter of 2015 was down modestly from the year ago period mainly due to an increase in the retention of mortgage originations in the Company’s loan portfolio as opposed to sale of such originations. The increase for the nine month period of 2015 was due to higher volumes of residential mortgage originations and related gains on sales.

The Bank began to offer its customer interest rate swaps and SBA services in 2013 in order to increase its services to customers and diversify its revenue sources. Changes in customer swap fee income and SBA revenue for the quarter and year to date periods generally reflect the timing of transaction settlement for these services.

Gain on sales of investments during the three and nine months ended September 30, 2015 related to a gain on sale of certain short duration MBS investment securities in the sale available for sale portfolio.

Other income for the three and nine months ended September 30, 2015 was up 61.2% and 159.2% respectively. These increases were due to gains on disposition of branch properties during 2015, as well as a vendor production performance bonus and sale of merchant services portfolio during 2015.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% Change	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% Change
Salaries and employee benefits	$11,315	$10,199	10.9%	$33,033	$31,588	4.6%
Occupancy	1,123	1,553	(27.7)%	3,906	7,544	(48.2)%
Information technology	745	1,032	(27.8)%	2,729	3,634	(24.9)%
Equipment	390	497	(21.5)%	1,142	1,463	(21.9)%
Communications	560	695	(19.4)%	1,585	1,640	(3.4)%
FDIC insurance	342	371	(7.8)%	1,046	1,057	(1.0)%
OREO (income) expense	122	314	(61.1)%	11	1,016	(98.9)%
Professional services	1,548	1,461	6.0%	3,931	6,887	(42.9)%
Card issuer	693	1,140	(39.2)%	2,199	2,028	8.4%
Insurance	183	254	(28.0)%	583	1,029	(43.3)%
Other expenses	2,049	2,212	(7.4)%	6,116	5,917	3.4%
Total non-interest expense	$19,070	$19,728	(3.3)%	$56,281	$63,803	(11.8)%

Non-interest expense in the three and nine months ended September 30, 2015 was $19.1 million and $56.3 million, respectively, compared to $19.7 million and $63.8 million in the respective year ago periods. The changes between the three and nine months ended September 30, 2015 and the year ago periods relate primarily to the Home acquisition costs incurred in 2014.

Total salaries and benefits increased $1.1 million for the three months ended September 30, 2015 compared to the same period in 2014, primarily related to elevated incentives and commission expenses associated with loan production in the current period, as well as increased stock option expenses associated with grants issued in the first quarter of 2015.

Information technology for the three and nine months ended September 30, 2015 decreased from the same periods in 2014, due primarily to costs associated with the Home acquisition in 2014.

Occupancy, equipment and communications expenses for the three and nine months ended September 30, 2015 decreased an aggregate of $0.7 million and $4.0 million, respectively, compared to the three and nine months ended September 30, 2014 primarily related to the effect of a consolidation of number of branches following the Home acquisition and lesser expenses related to the Home acquisition in 2014.

OREO expense is lower for both the three month and nine month periods due to a reduction in net OREO assets.

Professional services increased for the three month period ended September 30, 2015 due mainly to the cost of consolidating imaging systems and elevated legal fees. Lower professional services for the nine months ended September 30, 2015 compared to the same period in 2014, were due primarily to expenses related to the Home acquisition incurred in the first and second quarters of 2014.

Lower card issuer expenses for the three month period ended September 30, 2015 related to timing of the issuance of new cards after the Home acquisition.

Insurance expenses decreased 28.0% and 43.3% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, largely as a result of lower risk rate on renewal of insurance, with the year over year decline also related to 2014 tail of Home contracts.

Other expenses were stable for the three and nine months ended September 30, 2015 as compared to the three and nine months ended in the same periods in 2014.

Income Taxes

The Company recorded an income tax provision of $2.6 million during the three months ended September 30, 2015 as compared to $2.0 million for the three months ended September 30, 2014. The provision expense for the nine months ended September 30, 2015 was $8.6 million as compared to an income tax benefit of $2.8 million taken during the nine months ended September 30, 2014.

As of September 30, 2015, the DTA was $53.8 million. This is compared with a DTA as of December 31, 2014 of $66.1 million. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal loan and bond interest income from taxable income.

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

Financial Condition

Total Assets and Liabilities

Total assets at September 30, 2015 increased to $2.5 billion, compared to $2.3 billion at December 31, 2014, with higher cash and loans outstanding, partially offset by lower investment balances.

Cash and cash equivalents at September 30, 2015 were $125.1 million compared to $83.1 million at December 31, 2014. Investment securities classified as available-for-sale and held-to-maturity were down slightly at $439.9 million at September 30, 2015, from

$472.5 million at December 31, 2014 due to principal paydowns and sales, as discussed above. At September 30, 2015, goodwill was stable at $78.6 million.

Total loans at September 30, 2015 were $1.6 billion, compared to $1.5 billion at December 31, 2014. Year-to-date, gross loans increased 10.4%, with growth distributed among commercial real estate, construction, and consumer residential loans. The latter included both retained and acquired ARMs. Strategically, the Bank continued to expand its ARM portfolio to further diversify its overall loan portfolio by geography and loan type. Organic growth was partially offset by a modest decline in the shared national credits (“SNC”) portfolio.

Loans acquired in the Home acquisition were recorded at fair value with no allowance for loan losses brought forward in accordance with purchase accounting principles. The net fair value adjustment to acquired loans from the Home acquisition was $6.0 million at the Acquisition Date, representing a valuation adjustment for interest rate and credit quality which will be accreted over the life of the loans (approximately 10 years).

FHLB stock declined from $25.6 million at December 31, 2014 to $3.0 million at September 30, 2015 due to changes in FHLB membership stock requirements in connection with the Seattle FHLB merging with Des Moines FHLB in the second quarter 2015.

Total deposits were seasonally stable at $2.1 billion at September 30, 2015 as compared to $2.0 billion December 31, 2014. Non-interest bearing accounts increased by $130.6 million, or 21.1%, over December 31, 2014 but were partially offset by runoff in higher priced certificates of deposit acquired with the Home acquisition. This resulted in an overall cost of funds at 0.08% for the quarter as compared to 0.13% for the quarter ended December 31, 2014 and 0.14% for the quarter ended September 30, 2014.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2015, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Stockholders’ Equity and Capital Resources

Total stockholders’ equity at September 30, 2015 was $331.6 million, as compared to $315.5 million at December 31, 2014. The increase in total stockholders' equity was predominantly due to the year to date 2015 net income. At September 30, 2015, the total common equity to total assets ratio was 13.43% and the Company’s basic book value per share was $4.56 as compared to the total common equity to total assets ratio of 13.48% and basic book value per share of $4.35 at December 31, 2014.

At September 30, 2015, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the Basel III regulatory capital framework. Additional information regarding capital requirements can be found in Note 12 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2015
Tier 1 leverage (to average assets)
Bancorp	$215,509	9.1%	$118,035	5.0%
Bank	211,528	9.0%	117,856	5.0%
CET1 capital (to risk weighted assets)
Bancorp	215,509	11.3	123,790	6.5
Bank	211,528	11.1	123,856	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	215,509	11.3	152,356	8.0
Bank	211,528	11.1	152,439	8.0
Total capital (to risk-weighted assets)
Bancorp	239,596	12.6	190,446	10.0
Bank	235,599	12.4	190,548	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$111,345	5.0%
Bank	167,056	7.5%	111,183	5.0%
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	103,338	6.0
Bank	167,056	9.7	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	172,230	10.0
Bank	188,543	11.0	171,750	10.0

Asset Quality

Credit quality metrics were solid as of September 30, 2015, with a continuing trend toward lower loan delinquencies and non-performing asset ratios. The Bank has recorded net loan recoveries in each of the periods since the Acquisition Date. The ratio of loan loss reserve to total loans was stable at 1.62% as of September 30, 2015.

At September 30, 2015, delinquent loans were 0.31% of the loan portfolio. This compares to 0.27% as of December 31, 2014 and 0.34% as of September 30, 2014. Net loan recoveries totaled $6.6 million for the nine months ended September 30, 2015 compared to net recoveries of $0.5 million for the nine months ended September 30, 2014.

Non-performing assets as a percentage of total assets was 0.36% at September 30, 2015, as compared to 0.64% at December 31, 2014 and 0.74% at September 30, 2014.

At September 30, 2015, $33.2 million, or 13.2%, of the $251.6 million still held in acquired and acquired covered loans were covered under loss sharing agreements with the FDIC. These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and 10 years after the acquisitions date for single-family covered assets. The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC loss sharing agreements are not expected to be material to the Company’s financial condition. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit	$440,598	$371,871
Commitments under credit card lines of credit	60,744	28,822
Standby letters of credit	6,728	4,201

Total off-balance sheet financial instruments	$508,070	$404,894

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

The increase in commitments to extend credit from the balance at December 31, 2014 to the balance at September 30, 2015 was primarily related to an increase in construction, commercial and real estate lending commitments.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of September 30, 2015 and December 31, 2014.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At September 30, 2015, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco (“FRB”) totaling $68.7 million compared to $34.2 million at December 31, 2014. The increase was primarily the result of seasonally higher deposit balances.

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

The Bank augments core deposits with wholesale funds from time to time. The Bank may accept local relationship-based reciprocal Certificate of Deposit Account Registry Service (“CDARS”) and Demand Deposit Marketplace (“DDM”) deposits. Regulators classify such as brokered deposits. At September 30, 2015 and December 31, 2014, the Company had $12.9 million and $11.5 million in reciprocal CDARS, respectively, and $61.0 million and $54.3 million in reciprocal DDM deposits, respectively.

The Bank accepts public fund deposits in Oregon and Idaho and follows rules imposed by state authorities. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds of Oregon entities held by the Bank. At September 30, 2015, the Bank was in compliance with this requirement. Currently, there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At September 30, 2015, the Federal Home Loan Bank of Des Moines (“FHLB”) had extended the Bank a secured line of credit of $844.6 million (35.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2015, the Bank had qualifying collateral pledged for FHLB borrowings totaling $491.1 million, of which the Bank had $5.0 million outstanding. At September 30, 2015, the Bank also had undrawn borrowing capacity at FRB of $17.4 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $110.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At September 30, 2015, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At September 30, 2015, the Bank had $508.1 million in total outstanding commitments to extend credit, compared to $404.9 million at year-end 2014. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of September 30, 2015, the book value of unpledged investments totaled $269.1 million compared to $285.2 million at December 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended September 30, 2015, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	November 6, 2015	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	November 6, 2015	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)