Form 10-K
period 2015-12-31
CASCADE BANCORP
filed 2016-03-04
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [ ]  No [X]
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $147,693,331 (based on the closing price of registrant’s common stock as quoted on the NASDAQ Capital Market on that date).
There were 72,790,373 shares of no par value common stock outstanding as of March 2, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in 2016 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
Cascade Bancorp and Bank of the Cascades
Cascade Bancorp (“Bancorp”) is an Oregon corporation and registered bank holding company that was formed in 1990 and is headquartered in Bend, Oregon. Bancorp's common stock trades on the NASDAQ Capital Market under the symbol “CACB.” Bancorp and its wholly-owned subsidiary, Bank of the Cascades (the “Bank,” and together with Bancorp, “Cascade,” the “Company,” “we,” “our” or “us”), operate in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasury Valley, Idaho and Seattle Metro areas. At December 31, 2015, the Company had total consolidated assets of approximately $2.5 billion, net loans of approximately $1.7 billion and deposits of approximately $2.1 billion. Bancorp has no significant assets or operations other than the Bank.
The Bank is an Oregon state chartered bank, which opened for business in 1977 and operates 37 branches serving communities in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasure Valley, Idaho and Seattle, Washington areas. The Bank offers a broad range of commercial and retail banking services to its customers. The Bank’s lending activities are focused on small- to medium-sized businesses, municipalities and public organizations, and professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, and commercial and industrial loans (“C&I”), as well as consumer installment, line-of-credit, credit card and home equity loans. The Bank also originates residential mortgage loans, including 30-year fixed rate loans that are mainly sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market and time deposit accounts and related payment services, Internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides trust and investment related services to its clientele.
The principal office of the Company is located at 1100 NW Wall Street, Bend, Oregon 97701. The Company's phone number is (877) 617-3400.
Acquisition of Bank of America Branches
On October 28, 2015, the Company entered into an agreement to purchase 15 branch locations in Oregon and southeast Washington from Bank of America, National Association. Pending the satisfaction of customary closing conditions, the transaction is on schedule to be completed in March 2016. All necessary regulatory approvals have been received. As of March 1, 2016, the approximate balance of the deposits to be assumed by Cascade is $480 million. After anticipated initial deposit attrition, the Company’s total deposits are expected to increase by nearly 23% to $2.56 billion with the transaction. The cost of these funds is expected to be similar to Cascade’s current 0.08% rate. The purchase price paid to the seller will be approximately 2% of the balance of deposits at closing. No loans are included in the transaction.
Management’s goal is for the transaction to be accretive to earnings by up to 10%. Achievement of this goal is targeted during the second half of 2016 under current assumptions including stable market interest rates. Net interest income is expected to increase over the next several quarters with investment of funds received in the transaction. Over time, these investments will be replaced with organic loan growth, funding the strong loan growth we are experiencing across our footprint, including loans generated by our new commercial banking center in Seattle. The transaction is also targeted to enhance the Company’s efficiency ratio by leveraging its existing infrastructure while increasing and diversifying non-interest revenue sources. It is estimated that the efficiency ratio will increase on an interim basis due to certain one-time integration costs but will improve by year end 2016. The Company expects the net interest margin (“NIM”) ratio to contract at closing and then begin to rebound in the second half of the year as we execute our earning-asset deployment plans. The Company expects to incur certain transitory integration, conversion, human resources, information technology and facilities costs in the course of integrating these new branches and customers.
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
Business Strategies
Cascade’s mission statement is “dedicated to delivering the best in banking for the financial well-being of our customers and stockholders.” The Company’s primary business objective is to continue to improve and diversify revenue resulting in sustainable profitability consistent with safe and sound business principals and its risk management appetite. Growth in franchise value, net income and earnings per share are considered primary metrics for which management goals are established. In addition, the Company seeks accretive merger and acquisition transactions to profitably leverage its existing infrastructure and enhance franchise value. To complement these priorities, the Company also focuses on (i) diversification of its earning assets to mitigate credit risk; (ii) expanding its relationship deposits to fund asset growth; (iii) diversification of revenue sources to reduce income volatility; (iv) improving its operating efficiency; (v) consistently delivering quality customer service and applying technology to enhance the delivery of banking services; and (vi) retaining a high-performing work force. Because of the uncertainties of the current economic climate, competitive factors and the risk factors described in Item 1A of this report, there can be no assurance that Cascade will be successful executing these strategies.
Highlights of the Company’s progress over recent years include a significant reduction in adversely risk rated loans and the improvement of credit quality metrics to levels that are generally consistent with those of peer banks, enabling the termination of the prior regulatory agreements in 2013. See “Supervision and Regulation - Regulatory Actions” for more information on the regulatory agreements. During recent years, the Company has returned to profitability with a renewed focus on commercial lending, and in May 2014 acquired the $1.0 billion Home in a transaction that rationalized the combined branch network and captured important economies of scale with the aim of improved profitability and the enhancement of franchise value.
Employees
Cascade views its employees as an integral resource in achieving its strategies and long-term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers who are also employees of the Bank. The Bank had 513 full-time equivalent employees as of December 31, 2015.
Risk Management
The Company has risk management policies with respect to identification, assessment and management of important business risks. Such risks include, but are not limited to, credit quality and loan concentration risks, liquidity risk, interest rate risk, economic and market risk, as well as operating risks such as compliance, disclosure, internal control, legal and reputation risks. The Company’s board of directors and related committees review and oversee the implementation of policies that specify various controls and risk tolerances.
Credit risk management objectives include the implementation of loan policies and underwriting practices designed to prudently manage credit risk, and monitoring processes designed to identify and manage loan portfolio risk and concentrations.
Liquidity management policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding the Company’s loan and investment activities. Historically, the Company has utilized borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle and Des Moines (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”), with wholesale funds augmenting liquidity from time to time.
The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates.
Operating risks are managed through policies, procedures and implementation of and adherence to a system of internal controls. Internal controls are subject to testing in the course of internal audit and regulatory compliance activities, and the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002. Policies, procedures and controls are enhanced over time in conjunction with the Company’s risk management strategies. However, there are a wide range of complex risks inherent in the Company's business, and there can be no assurance that internal controls will always detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.
Competition
Commercial and consumer banking in Oregon, Idaho and Washington are highly competitive businesses. The Bank competes principally with other banks, thrifts, credit unions, mortgage companies, broker dealers and insurance companies and increasingly other non-bank financial services providers. All of its competitors may also use the Internet as a platform to originate loans and/or acquire deposits. In addition to price competition for deposits and loans, market participants compete with respect to the scope and type of services offered, customer service levels, convenience, fees and service charges. Improvements in technology, communications and the Internet have intensified delivery channel competition. Competitor behavior may result in heightened competition among banking and financial services market participants and thus may adversely affect the Company’s future profitability.
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
The Company serves the markets of Central, Southern and Northwest Oregon, as well in the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Central Oregon was the original market area of the Bank. The Company has grown with the community and held a greater than 27% deposit market share in the Bend, Oregon Metropolitan Statistical Area as of June 30, 2015 (excluding broker and Internet CDs) according to the Federal Deposit Insurance Corporation’s (“FDIC”) “Deposits Market Share Report.” At December 31, 2015, loans and deposits in Oregon markets accounted for approximately 68.4% and 70.79%, respectively, of total balances, while Idaho loans and deposits were approximately 18.4% and 29.21%, respectively, of total balances. Balances in Washington are negligible as of December 31, 2015, due to the timing of our entry into the Seattle, Washington market in late 2015. Approximately 13.2% of loans are to borrowers located outside of the Company’s primary markets with the aim of diversifying earning assets and to meet asset and liability management strategies. Loan competition in Oregon, Idaho and Washington is substantial, and success is dependent on price and terms, as well as effectiveness of bankers in building relationships with customers.
Supervision and Regulation
The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The regulatory framework under which we operate is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund and not for the protection of our security holders and creditors. The significant laws and regulations that apply to the Company and the Bank are summarized below. The summaries are qualified in their entirety by reference to the full text of the statutes, regulations and policies that are described.
Regulatory Agencies
As a registered bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act, as amended (the “BHC Act”).

As an Oregon state-chartered bank, the Bank is subject to the supervision and regulation of the Division of Finance and Corporate Securities (“DFCS”) and, with respect to the Bank’s Idaho branching operations, the Idaho Department of Finance and, with respect to the Bank’s Washington operations, the Washington State Department of Financial Institutions. As a state-chartered bank that is not a member of the Federal Reserve Board, the Bank is also subject to the supervision and regulation of the FDIC.

Regulatory Actions
Bancorp
On October 26, 2009, Bancorp entered into a written agreement with the FRB and Oregon DFCS (the “Written Agreement”) that required Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement. On July 8, 2013, the Bancorp entered into a memorandum of understanding (“FRB-MOU”) with the FRB and the DFCS that terminated the Written Agreement. On October 23, 2013, the FRB-MOU was lifted by the FRB and DFCS.
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
The Change in Bank Control Act, as amended, and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the BHC Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.
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
The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations, referred to as the “Basel III Rules.” The risk-based guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Under the Basel III Rules, which became effective for the Company and the Bank on January 1, 2015, banking organizations are required to maintain minimum ratios for common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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

As of December 31, 2015, Bancorp, like other bank holding companies, was required to maintain the following risk-based capital ratios: (i) a new common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); and (iii) a total risk-based capital ratio of 8% (unchanged from previous rules). As of December 31, 2015, the Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments, as well as accumulated other comprehensive income (“AOCI”) except to the extent that Bancorp and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements as of December 31, 2015 necessitate a minimum leverage ratio of 4.00% for bank holding companies and banks that have the highest supervisory rating. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%.
The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. An institution will be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these capital ratios do not become fully phased in until 2019, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.
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
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2015, the Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well-capitalized” institutions under the new rules.
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

Bank Regulation
The Bank is a FDIC-insured bank that is not a member of the Federal Reserve Board, and is subject to the supervision and regulation of the DFCS and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.
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
The Dodd-Frank Act requires fees charged for debit card transactions to be both “reasonable and proportional” to the cost incurred by the card issuer. The Federal Reserve Board published its final rule regarding debit card interchange fees on July 20, 2011, and the rule became effective on October 1, 2011. Under the Federal Reserve Board’s final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is $0.21 per transaction and 5 basis points multiplied by the value of the transaction. Any debit card issuer that has, along with its affiliates (i.e., any company that controls, is controlled by or is under common control with another company), fewer than $10 billion of assets will be exempt from the limit on interchange fees. The bank is starting to see some erosion of its debit card revenue on a per customer basis now that merchants can select more than one network for transaction routing.
Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-third of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally.
Consumer Financial Protection Bureau
The Dodd-Frank Act also created a new, independent federal agency called the Consumer Financial Protection Bureau, or CFPB, which is granted broad rule-making, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10 billion in assets as well as their affiliates. Depository institutions with $10 billion or less in assets, such as the Bank, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but the banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.
The CFPB has already finalized rules relating to remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend TILA’s implementing regulation, Regulation Z. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. Beginning January 1, 2016, the small creditor exemption will be allowed for banks with assets under $2 billion and that originate less than 2,000 mortgage loans.

On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule (“TRID”), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015 for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the Good Faith Estimate and the Initial Truth-in-Lending Disclosure at application and the HUD-1 Settlement Statement and the Final Truth-in-Lending Disclosure at closing. TRID also has new tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.
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
Safety and Soundness Standards
Under the Federal Deposit Insurance Corporation Improvement Act each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank meets substantially all the required standards that have been adopted.
Prompt Corrective Action
The Federal Deposit Insurance Act, as amended (the “FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
As of December 31, 2015, a bank will be: (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a CET1 risk-based capital ratio of 6.50% and a leverage ratio of 5.00% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, CET1 risk-based capital ratio of 4.50% and a leverage ratio of 4.00% or greater and is not “well-capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 6.00%, a CET1 risk-based capital ratio of less than 4.50%, or a leverage ratio of less than 4.00%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 4.00%, a CET1 risk-based capital ratio of less than 3.00%, or a leverage ratio of less than 3.00%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
At December 31, 2015, Bancorp’s Tier 1 leverage, Common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratios were 9.40%, 11.53%, 11.53%, and 12.79%, respectively, and the Bank’s Tier 1 leverage, Common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratios were 9.25%, 11.35%, 11.35%, and 12.60%, respectively, which met regulatory benchmarks for a “well-capitalized” designation.
Dividends
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
Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, referred to as the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The maximum amount of deposit insurance for banks and savings institutions is $250,000 per depositor.
The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors and is calculated based on an insured institution’s average consolidated assets less tangible equity capital, instead of being based on deposits.
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
All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019. The annual FICO assessment rate for the first quarter of 2016 is 0.58 basis points.
Incentive Compensation
In June 2010, the Federal Reserve Board, Office of Comptroller of the Currency, and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, Securities and Exchange Commission (the “SEC”) and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions; and (iv) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator. The comment period to the proposed rule ended on March 31, 2011. As of the date of this document, the final rule has not yet been published by these regulators.
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
UDAP and UDAAP
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTC Act”), which is the primary federal law that prohibits unfair or deceptive acts or practices (“UDAP”), and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” (“UDAAP”), which have been delegated to the CFPB for supervision. The CFPB has published a Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
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

Bank Secrecy Act, Anti-Money Laundering and the USA Patriot Act
The USA PATRIOT Act (the “USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and programs to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training. Moreover, certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Specifically, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences.
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
Reserve Requirements
The Bank is subject to Federal Reserve Board regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW accounts and checking accounts). The regulations generally require that for 2016 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $15.2 million up to $110.2 million. Net transaction accounts up to $15.2 million are exempt from reserve requirements. The amount of aggregate transaction accounts in excess of $110.2 million is subject to a reserve ratio of 10.0%. The amounts of transaction accounts subject to the various reserve ratios are generally adjusted by the Federal Reserve Board annually. During 2015 and 2014, the Bank was in compliance with the requirements described above.
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
Consumer Protection Laws and Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of their business relationships with consumers. These include the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair

Housing Act, the SAFE Act, the Real Estate Settlement Procedures Act, the FHA, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair, deceptive and abusive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. The Bank is currently operating with real estate loan portfolios within the parameters of such guidance.
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending, such guidance being recently supplemented as of December 18, 2015. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development, and other land represent 100.0% or more of total capital or (2) total reported loans secured by multifamily and nonfarm residential properties and loans for acquisition, construction, land development, and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The Bank is currently operating with real estate loan portfolios within such percentage levels.
Office of Foreign Assets Control Regulation
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. The sanctions, which are administered by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”), targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Risks related to our business
Our business is closely tied to the local economies of Oregon, Idaho and Washington.
The Company’s business is closely tied to the economies of Oregon, Idaho and Washington in general and is particularly affected by the economies of Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. In addition, the Company has a significant concentration in real estate lending that is directly affected by local and regional economic conditions. Approximately 72% of the Bank’s loan portfolio at December 31, 2015 consisted of loans secured by real estate, including construction and development loans, residential mortgage loans and commercial loans secured by commercial real estate, a strong majority of which are located in Oregon and Idaho. Since the end of the great recession of 2008, the economies of Oregon, Idaho and Washington have generally stabilized or are recovering, the housing market has improved and prices have increased, and vacancy rates for commercial properties have stabilized. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company’s business, financial condition and results of operations, and cash flows.
Adverse changes in economic conditions could affect the Company’s business, financial condition and results of operations.
Although economic conditions have improved in recent years, financial institutions are affected by changing conditions in the real estate and financial markets.  Between 2008 and 2011, significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including the Company.  While conditions have improved and continue to indicate a stable recovery, there can be no assurance that these conditions will persist.  A return to a recessionary economy could result in financial stress on the Company’s borrowers and other customers that would adversely affect the Company’s business, financial condition and results of operations.  The Company may also face the following risks in connection with possible adverse economic events:
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
The Company expects future success to be driven in large part by the relationships maintained with its customers by its executives and senior lending officers. The Company has entered into employment agreements with several members of senior management. The existence of such agreements, however, does not necessarily ensure that the Company will be able to continue to retain the services of these senior management members.
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
The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the reserve for credit losses. Increases in non-performing loans have a significant impact on the Company’s reserve for credit losses. Generally, the Company’s non-performing loans reflect difficulties of individual borrowers resulting from financial stress on the borrowers’ asset values and cash flow abilities often related to the weakness in general economic conditions and/or adversity in sector specific situations.
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
The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. While the Company strives to monitor credit quality and to identify adversely risk rated loans on a consistent and timely basis, including those that may become non-performing, at any time there are loans in the portfolio that could result in losses that have not been identified as problem or non-performing loans. Estimation of the reserve requires the Company to make various assumptions and judgments about the collectability of loans in the Company’s loan portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of the Bank’s borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet its financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the reserve is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company cannot be certain that it will be able to identify deteriorating loans before they become non-performing assets or that it will be able to limit losses on those loans that have been identified. As a result, future increases to the reserve for credit losses may be necessary. Additionally, future increases to the reserve for credit losses may be required based on changes in the composition of the loans comprising the loan portfolio, deteriorating values in underlying collateral (most of which consists of real estate in the markets served) and changes in the financial condition of borrowers, such as those that may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the reserve for credit loss. Finally, the Financial Accounting Standards Board has issued a proposed Accounting Standards Update that presents a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which would require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned (“OREO”). In its normal lending process, the Bank may take a security interest in real estate as collateral for loans. In the event of obligor default, the Bank may have the right to foreclose on such collateral and take title to it. At December 31, 2015, the Bank had OREO with a carrying value of approximately $3.3 million. Generally, higher levels of OREO lead to greater expenses as the Bank incurs costs to manage and dispose of the properties, including personnel costs, insurance, taxes, completion costs, repair costs and other costs associated with property ownership. There are also funding costs associated with OREO. The Bank evaluates property values periodically and establishes valuation reserves, as appropriate, to adjust the carrying value of the properties to the lesser of book or appraised value, net of selling costs and any additional liquidation reserves to expedite the sale of such properties. Decreases in market prices may lead to additional OREO valuation reserves, with a corresponding expense in the Company’s consolidated statement of income. Further valuation reserves of OREO or an inability to sell OREO properties could have a material adverse effect on the Company’s results of operations and financial condition.
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
Liquidity is essential to the Company’s business. The Company’s primary funding source is customer deposits. In addition, the Bank has historically had access to advances from the FHLB, the FRB discount window and other wholesale sources such as Internet-sourced deposits to fund operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through traditional deposits, brokered deposits, borrowings, or the sale of securities or loans would have a material adverse effect on the Company’s liquidity. The Company’s access to funding sources on terms which are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. The Company has ample liquidity as of December 31, 2015; however, the Company’s ability to borrow or attract and retain deposits in the future could be adversely affected by the Company’s financial condition or regulatory restrictions, or impaired by factors that are not specific to the Company, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. The Bank’s primary counterparty for borrowing purposes is the FHLB and liquid assets are mainly held at correspondent banks or the FRB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of securities or loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Company’s access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of federal funds. Liquidity also may be affected by the Bank’s routine commitments to extend credit.
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
In recent years, it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate. As a result, market rates on the loans the Company has originated and the yields on securities the Company has purchased have been at lower levels than available prior to 2008. As a general matter, the Company’s interest-bearing assets reprice or mature slightly more quickly than the Company’s interest-earning liabilities, which have resulted in decreases in net interest income as interest rates decreased. However, the Company’s ability to lower its interest expense is limited at these interest rate levels while the average yield on the Company’s interest-earning assets may continue to decrease. The FRB has indicated its intention to be patient in its determination whether to increase interest rates in the future.

In addition, the Company’s results of operations are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans. These rates may be affected by many factors beyond the Company’s control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Accordingly, the Company’s net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be affected, which could have an adverse effect on the Company's profitability. Also, changes in interest rates may negatively impact the Company’s ability to attract deposits, make loans and achieve satisfactory interest rate spreads, as well as the Company's market values of its financial instruments, which could adversely affect the Company’s business, financial condition and results of operations.
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
New lines of business or new products and services may subject us to additional risks.
From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There may be substantial risks or uncertainties associated with these types of efforts, particularly in instances where the markets may not be fully developed. Significant time and resources may be invested in developing and marketing new lines of business and/or new products and services and successful implementation may not be achieved or price and profitability targets may not be obtained. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
Risks associated with the Company’s Internet-based systems and online commerce security, including “hacking” and “identify theft,” could adversely affect the Company’s business.
The Company delivers its services both through its branch network and the Internet. The Company relies heavily upon data processing, including loan servicing and deposit processing software, communications systems and information systems from a number of third parties to conduct its business. Third party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. The Company’s operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render the Company’s customer information inaccurate. These events may obstruct the Company’s ability to provide services and process transactions. While the Company believes that it is in compliance with all applicable privacy and data security laws, an incident could put its customer confidential information at risk.
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
In response to the Executive Order released by the Obama Administration, Improving Critical Ingrastructure Cybersecurity, referred to as the Executive Order, the Federal Financial Institutions Examination Council developed a cybersecurity assessment tool to help institutions identify their risks and determine their cybersecurity preparedness. The FFIEC has also published cybersecurity guidance on its website, along with observations from recent cybersecurity assessments. The federal banking agencies have indicated that they will use the assessment tool as guidance during a financial institution’s safety and soundness examination. Although we have used the assessment tool to develop policies and procedures related to our cybersecurity, no assurance can be given that the regulators will believe that our information security systems are adequate or that these policies and procedures will be effective in preventing cyber threats and attacks. Furthermore, the implementation of any recommended guidance could require us to incur additional costs.
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
The Company could incur losses due to operating disruptions.
Operating disruptions could occur without warning, and the results may be predictable or unknown. Disruptions could be either internal or external, and could include natural disasters, technological failures, pandemic events, human error, or terrorism. In alignment with regulatory guidance, the Company has developed detailed Business Continuity Plans and Disaster Recovery Plans to mitigate the impact of a disaster, provide for operations at backup facilities, and minimize risk to the organization, its customers, stockholders, and reputation. These plans may or may not be sufficient to mitigate or prevent material loss to the Company in an event that disrupts operations. External events could also affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.
Changes or disruptions in the market for certain securities in the Company’s investment portfolio could negatively affect the value of those securities.
The Company’s investment portfolio includes a variety of securities that are subject to interest rate risk and credit risk. The portfolio includes obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the FHLB or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans. In addition, the porfolio contains non-GSE securities, including debt issued by public entities that are secured by expected future cash flows of the issuer. Adverse general economic conditions, credit risk associated with the collateral or guarantors of securities, and volatility or illiquidity in markets may cause investment securities held within the Company’s investment portfolio to fall in value and/or become less liquid. Should securities become impaired, they may be subject to material write-downs thereby impacting results of operations or financial condition of the Company. In addition, market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. Possible FRB actions to increase interest rates in the future may cause a decline in the value of securities held by the Company. Declines in market value associated with these disruptions would result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s results of operations, equity and capital ratios.

If the goodwill that the Company has recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect the Company’s business, financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2015, the Company’s goodwill totaled $78.6 million. While the Company has not recorded any impairment charges since it initially recorded the goodwill, there can be no assurance that future evaluations of the Company’s existing goodwill or goodwill it may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect the Company’s business, financial condition and results of operations.
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
The Company’s acquisition activities could require it to use a substantial amount of cash, other liquid assets, issue shares of common stock and/or incur debt. In addition, if goodwill recorded in connection with potential future acquisitions were determined to be impaired, then the Company would be required to recognize a charge against earnings, which could materially and adversely affect its results of operations during the period in which the impairment was recognized.
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

The Company’s operations rely on certain external vendors, which presents certain risks to our business, including the risk that they may not perform in accordance with the contracted arrangements under service level agreements.

The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company.  Accordingly, external vendors are a course of operational and information security risk to us.  The Company’s operations are exposed to risk that these external vendors will not perform in accordance with the contracted arrangements under service level agreements.  Moreover, external vendors’ market power significantly limits our ability to be indemnified for a vendor’s negligence and insurance does not adequately cover all such exposure.  The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business, financial condition and results of operations.   In addition, such a failure may force the Company to replace or renegotiate contracts with external vendors which could entail significant operational expense and delays for the Company.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.
Oversight management by us of third parties by which we acquire deposit accounts and offer products and services, may be required to be expanded by our auditors or regulators. Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement. We cannot assure you that we will satisfy all related requirements. Not achieving a compliance management system which is deemed adequate could result a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank’s reputation, business, financial condition and results of operations. Our ongoing review and analysis of our compliance management systems and implementation of any changes resulting from that review and analysis will likely result in increased noninterest expense.
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
In 2015, the amount of collateral the Bank was required to pledge against Oregon public deposits was 50% of the uninsured portion of these Oregon public deposits, but the percentage of collateral required to be pledged could be increased in the future.

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

Risks related to an investment in Cascade’s common stock
The Company may be restricted from paying or may determine not to pay dividends.
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
As of December 31, 2015, the Company had outstanding options to purchase 3,375,909 shares of its common stock at a weighted average exercise price of $5.44 per share. All of these options are held by the Company’s current or former executive officers, directors, and employees. As of December 31, 2015, the Company had the ability to issue options and restricted stock to purchase an additional 269,270 shares of our common stock. The issuance of shares subject to options under the equity compensation plans will result in dilution of the Company’s stockholders’ ownership of our common stock.

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
The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Included in the Dodd-Frank Act are, for example, changes related to deposit insurance assessments, executive compensation and corporate governance requirements, payment of interest on demand deposits, interchange fees and overdraft services. The Dodd-Frank Act also resulted in the “Volcker Rule” for banks and bank holding companies, which prohibits proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, which was established pursuant to the Dodd-Frank Act, that would apply to all banks and thrifts may increase the Company’s compliance and operational costs in the future.
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
Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial Institutions are also obligated to file suspicious activity reports with the United States Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the Company is required to develop compliance management systems designed to detect and prevent violations of the Real Estate Settlement Procedures Act, Truth in Lending Act, Home Mortgage Disclosure Act, Fair Lending Laws and similar laws and regulations. The federal government has imposed and is expected to expand these and other laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. The Company has developed policies and continues to augment procedures and systems designed to assist in compliance with these laws and regulations, however no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Failure to comply with these regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank’s reputation, business, financial condition and results of operations.
Our financial condition, earnings and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.
While all aspects of our operations are subject to detailed and complex compliance regimes, bank regulators have increased their focus on risk management and consumer compliance, and we expect this focus to continue. As a result, those portions of our lending operations which most directly deal with consumers, in particular our mortgage operations, credit card and other consumer lending business, pose particular challenges. While we are not aware of any material issues with our compliance, mortgage and other consumer lending raises significant compliance risks resulting from the detailed and complex nature of mortgage and other consumer lending regulations imposed by federal regulatory agencies, and the relatively independent operating environment in which loan officers operate. As a result, despite the education, compliance training, supervision and oversight we exercise in these areas, failure to comply with these regulations could result in the Bank being strictly liable for restitution or damages to individual borrowers, and to a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank’s reputation, business, financial condition and results of operations.
The Company is subject to commercial real estate lending guidance issued by the federal banking regulators that impacts the Company’s operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2015, the Company believes that it is operating within the guidelines. However, increases in the Company’s commercial real estate lending, particularly as it expands into metropolitans markets and make more of these loans, could subject it to additional supervisory analysis. The Company cannot guarantee that any risk management practices it implements will be effective to prevent losses relating to its commercial real estate portfolio. Management has implemented controls to monitor the Company’s commercial real estate lending concentrations, but it cannot predict the extent to which this guidance will impact its operations or capital requirements.
The Company’s ability to continue to receive the benefits of its loss share arrangements with the FDIC is conditioned upon its compliance with certain requirements under the agreements.
The Company is the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets the Company acquired in the Home acquisition that came from Home’s FDIC-assisted transaction, entered into in September 2009 and September 2010. To recover a portion of the losses and retain the loss share protection, the Company must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to the administration of the assets covered by the agreements, as well as the Company obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits.
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
Additionally, the loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans); therefore, any charge-off of related losses after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact the Company’s net income. Further, when the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios may be reduced. While the agreements are in place, the covered assets receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered assets will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets were no longer indemnified after September 2014 or September 2015.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s headquarters is located in downtown Bend, Oregon and the building and land are owned by the Bank. The Company also owns or leases other facilities within the Company’s primary market areas as follows: 23 locations in Oregon located in the counties of Crook, Deschutes, Jackson, Jefferson, Josephine, Klamath, Lane, Marion and Multnomah, and 14 locations in Idaho located in the counties of Ada, Canyon, Elmore, Gem and Payette. The Company considers its properties to be suitable and adequate for its present needs. For information about the Company’s lease commitments, see Note 13 of the "Notes to Consolidated Financial Statements" included elsewhere in this annual report.

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

Quarter Ended	High	Low	Dividend per share
2015
December 31	$6.14	$5.26	N/A
September 30	$5.56	$5.10	N/A
June 30	$5.25	$4.74	N/A
March 31	$5.14	$4.25	N/A
2014
December 31	$5.25	$4.62	N/A
September 30	$5.58	$4.97	N/A
June 30	$5.68	$4.20	N/A
March 31	$5.74	$4.49	N/A

Holders
As of March 2, 2016 Cascade Bancorp had 72,790,373 shares of common stock outstanding, held of record by approximately 859 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 2, 2016 was $5.49 per share.
Dividends
As noted in the table above, Bancorp has not paid dividends for the last two fiscal years. The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Bancorp has no plan to pay dividends at this time. See “Regulations Concerning Cash Dividends” in Item 1 of this report for additional discussion of limitations on the Bank’s and Bancorp’s respective abilities to pay cash dividends.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2015, regarding the number of shares that may be issued upon the exercise of options and other rights that have been granted under all of the Company’s existing equity compensation plans, as well as the number of securities remaining available for issuance under such equity plans.

	# of securities to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	# of securities remaining available for future issuance under plan (excluding securities in column (a))
Plan Category	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	3,375,909	$5.44	269,270
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	3,375,909	$5.44	269,270

Stock Performance Graph
The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2015, with (i) the NASDAQ composite index and (ii) the SNL Bank NASDAQ index. This comparison assumes $100.00 was invested on December 31, 2010, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2010 to December 31, 2015, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Cascade Bancorp	100.00	51.83	74.08	61.89	61.42	71.83
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

ITEM 6. SELECTED FINANCIAL DATA.

Cascade Bancorp
Annual Financial Trends

(in thousands, except per share data)	2015	2014	2013	2012	2011
Interest income	$80,387	$67,374	$50,985	$54,879	$67,100
Interest expense	1,872	2,289	2,769	4,999	11,704
Net interest income	78,515	65,085	48,216	49,880	55,396
Loan loss (recovery) provision	(4,000)	—	1,000	1,100	75,000
Net interest income after loan loss provision	82,515	65,085	47,216	48,780	(19,604)
Non-interest income	24,973	20,171	14,453	13,091	10,967
Non-interest expense	74,396	81,341	60,970	55,841	83,199
Income before income taxes	33,092	3,915	699	6,030	(91,836)
Income tax (provision) benefit	(12,513)	(178)	50,146	(79)	11,721
Net income (loss) before extraordinary net gain	20,579	3,737	50,845	5,951	(80,115)
Extraordinary gain on extinguishment of junior subordinated debentures, net of income taxes	—	—	—	—	32,839
Net income (loss)	$20,579	$3,737	$50,845	$5,951	$(47,276)
Share Data
Basic net income per common share	$0.29	$0.06	$1.08	$0.13	$(1.08)
Diluted net income per common share	$0.29	$0.06	$1.07	$0.13	$(1.08)
Book value per basic common share	$4.63	$4.35	$3.97	$2.97	$2.81
Tangible book value per common share[1]	$3.45	$3.14	$3.95	$2.97	$2.81
Basic average shares outstanding	71,789	62,265	47,187	47,128	43,628
Fully diluted average shares outstanding	71,969	62,340	47,484	47,278	43,628
Balance Sheet Detail
Gross loans	$1,686,573	$1,490,837	$994,475	$856,318	$897,058
Wholesale loans	$268,417	$222,383	$128,297	$26,939	$—
Total organic loans	$1,418,156	$1,268,454	$866,178	$829,379	$897,058
Total deposits	$2,083,088	$1,981,622	$1,167,320	$1,076,234	$1,086,827
Non interest bearing	$727,730	$619,377	$431,079	$410,258	$371,662
Checking	$1,183,274	$1,056,284	$584,002	$539,003	$472,796
Money market	$588,590	$558,590	$391,744	$367,929	$419,477
Time	$175,697	$237,138	$141,315	$129,272	$160,833
Key Ratios
Return on average stockholders' equity	6.30%	1.41%	28.89%	4.34%	(25.65)%
Return on average tangible stockholders' equity[2]	8.56%	1.77%	30.59%	4.34%	(25.66)%
Return on average assets	0.84%	0.19%	3.78%	0.46%	(3.04)%
Return on average tangible assets[3]	0.87%	0.19%	3.75%	0.46%	(3.04)%
Common stockholders’ equity ratio	13.65%	13.48%	13.42%	10.82%	10.19%
Tangible common stockholders’ equity ratio[4]	10.18%	9.73%	13.38%	10.82%	10.19%
Net interest spread	3.62%	3.69%	3.75%	3.85%	3.42%
Net interest margin	3.67%	3.76%	3.90%	4.11%	3.85%
Total revenue (net int. inc. + non int. inc.)	$103,488	$85,256	$62,669	$62,971	$66,363
Efficiency ratio[5]	71.89%	95.41%	97.29%	88.68%	125.37%
Loan to deposit ratio	79.79%	74.12%	83.41%	77.03%	78.55%
Non-interest income to average assets	1.02%	1.02%	1.07%	1.01%	0.71%
Non-interest expense to average assets	3.05%	4.11%	4.49%	4.30%	5.36%

(in thousands, except per share data)	2015	2014	2013	2012	2011
Credit Quality Ratios
Reserve for loan losses	$24,415	$22,053	$20,857	$27,261	$43,905
Reserve for loan losses to ending gross loans	1.45%	1.48%	2.10%	3.18%	4.89%
Reserve for credit losses	$24,855	$22,493	$21,297	$27,701	$45,455
Reserve for credit losses to ending gross loans	1.47%	1.51%	2.14%	3.23%	5.07%
Non-performing assets (“NPAs”)	$8,396	$15,047	$11,453	$25,305	$30,404
NPAs to total assets	0.34%	0.64%	0.81%	1.94%	2.33%
Delinquent >30 days to total loans (excl. NPAs)	0.24%	0.27%	0.29%	1.78%	0.34%
Net (recoveries) charge-offs	$(6,362)	$(1,196)	$7,404	$17,744	$77,763
Net loan (recoveries) charge-offs to average total loans	(0.40)%	(0.09)%	0.81%	2.06%	7.20%
1 Tangible book value per common share is a non-GAAP measure defined as total stockholders’ equity, less the sum of core deposit intangible (“CDI”) and goodwill, divided by total number of shares outstanding.
2 Return on average tangible stockholders' equity is a non-GAAP measure defined as average total stockholders' equity, less the sum of average CDI and goodwill, divided by net income.
3 Return on average tangible assets is a non-GAAP measure defined as average total assets, less the sum of average CDI and goodwill, divided by net income.
4 Tangible common stockholders’ equity ratio is a non-GAAP measure defined as total stockholders’ equity, less the sum of CDI and goodwill, divided by total assets.
5 The efficiency ratio is a non-GAAP ratio that is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. Other companies may define and calculate this data differently.

Reconciliation of Non-GAAP measures:

Reconciliation of period end total stockholders' equity to period end tangible book value per common share:	2015	2014	2013	2012	2011
Total stockholders’ equity	$336,774	$315,483	$188,715	$140,775	$132,881
Core deposit intangible	(6,863)	(7,683)	(529)	—	—
Goodwill	(78,610)	(80,082)	—	—	—
Tangible stockholders equity	$251,301	$227,718	$188,186	$140,775	$132,881
Common shares outstanding	72,792,570	72,491,850	47,592,061	47,326,306	47,236,725
Tangible book value per common share	$3.45	$3.14	$3.95	$2.97	$2.81

Reconciliation of return on average tangible stockholders' equity:	2015	2014	2013	2012	2011
Average stockholders' equity	$326,557	$265,277	$166,290	$137,173	$184,239
Average core deposit intangible	(7,240)	(5,154)	(99)	—	—
Average goodwill	(78,940)	(48,723)	—	—	—
Average tangible stockholders' equity	$240,377	$211,400	$166,191	$137,173	$184,239
Net income	20,579	3,737	50,845	5,951	(47,276)
Return on average tangible stockholders' equity (annualized)	8.56%	1.77%	30.59%	4.34%	(25.66)%

Reconciliation of return on average tangible assets:	2015	2014	2013	2012	2011
Average total assets	$2,439,474	$1,977,733	$1,356,637	$1,298,351	$1,552,935
Average core deposit intangible	(7,240)	(5,154)	(99)	—	—
Average goodwill	(78,940)	(48,723)	—	—	—
Average tangible assets	$2,353,294	$1,923,856	$1,356,538	$1,298,351	$1,552,935
Net income	20,579	3,737	50,845	5,951	(47,276)
Return on average tangible assets (annualized)	0.87%	0.19%	3.75%	0.46%	(3.04)%

Reconciliation of period end common stockholders’ equity ratio to period end tangible common stockholders’ equity ratio:	2015	2014	2013	2012	2011
Total stockholders’ equity	$336,774	$315,483	$188,715	$140,775	$132,881
Core deposit intangible	(6,863)	(7,683)	(529)	—	—
Goodwill	(78,610)	(80,082)	—	—	—
Tangible stockholders equity	$251,301	$227,718	$188,186	$140,775	$132,881
Total assets	2,468,029	2,341,137	1,406,219	1,301,417	1,303,450
Tangible common stockholders’ equity ratio	10.18%	9.73%	13.38%	10.82%	10.19%

Reconciliation of efficiency ratio:	2015	2014	2013	2012	2011
Non-interest expense	$74,396	$81,341	$60,970	$55,841	$83,199

Net interest income	$78,515	$65,085	$48,216	$49,880	$55,396
Non-interest income	24,973	20,171	14,453	13,091	10,967
Total net interest income and non-interest income	$103,488	$85,256	$62,669	$62,971	$66,363
Efficiency ratio	71.89%	95.41%	97.29%	88.68%	125.37%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of the Company’s results of operation, financial condition, cash flows and liquidity. The following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 included in Item 8 of this report.

Cautionary Information Concerning Forward-Looking Statements
This report contains forward-looking statements about the Company’s business and plans and anticipated results of operations and financial condition and liquidity. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. See full discussion of cautionary information concerning forward-looking statements in Item 1 of this report.
Regulatory Orders Terminated in 2013
On September 5, 2013, the FDIC and the DFCS terminated the MOU, issued to the Bank in March 2013. Prior to March 2013, the Bank was under the Order issued by the FDIC and the DFCS in August 2009.
On October 23, 2013, the FRB and the DFCS terminated the FRB-MOU issued to Bancorp in July 2013. Between October 2009 and July 2013, the Company was under the Written Agreement entered into with the FRB and the DFCS in October 2009. See “Supervision and Regulation- Regulatory Actions.”

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
In this regard, as of December 31, 2015, the Company enhanced its methodology to better estimate reserves through the implementation of a separate qualitative risk assessment process that focuses on the commercial and industrial (“C&I”) portion of the portfolio. The C&I loans portfolio is stratified by industry classification using NAICS codes. At the stratified level, factors considered in the evaluation of the loans include current events, economic or market data, loan performance and concentration risks. This qualitative risk assessment is separate from other qualitative risk assessments included in the allowance methodology.
As of March 31, 2015, the reserve for loan loss methodology was enhanced within the Company’s C&I loan portfolio with respect to shared national credits (“SNCs”). Risk ratings for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNCs lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.
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

Cascade reversed its DTA valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that the Company’s DTA would be realized. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. Considering the guidance in paragraphs 21-23 of Accounting Standards Codification (“ASC”) 740-10-30, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Such a condition, which existed at June 30, 2013, is considered a significant piece of negative evidence that is difficult to overcome. Accordingly, in its determination of DTA, the Company analyzed and evaluated the nature and timing of relevant facts and circumstances with respect to its cumulative loss. Positive evidence considered by management as of June 30, 2013 included the following:

•	The Company revised and enhanced loan underwriting and credit risk management;

•	The credit risk management infrastructure has been reconstituted with people with a strong depth and breadth of industry experience who have developed sound credit processes and lending initiatives;

•
Since implementation of strengthened policies, historically high loan loss categories such as land acquisition and residential construction and development loans (within the CRE portfolio) have decreased dramatically;

•	Credit risk management developed various strategies for the remediation of criticized and classified assets;

•	Management evaluated the unique and non-recurring loss evidence;

•
Positive considerations also evaluated by management included reduction of the risk inherent in the loan portfolio as indicated by the reduction of classified loans, strengthening of the credit risk management process, elimination of substantially all of the OREO properties, termination of all existing regulatory agreements and orders, profitable performance during the past two years, development of new products and services that strengthen non-interest income, opportunities that exist to bring operating costs in line with peer groups, the Company’s strong capital and liquidity positions, substantial improvements resulting from new members of the Board of Directors and management, new leadership in the production units, strong loan production focused on commercial lending, implementation of a productive sales management culture, strengthening of the Company’s governance and oversight and the sustained improvement in the economic conditions at a national and local level.

The Company refreshed its analysis each year, focusing on the changes in positive and negative evidence. Primary amongst those changes was the elimination of the existence of a cumulative loss position in recent years, with the Company in a three-year cumulative net income position at year end 2015. The Company’s financial position and performance continued to improve substantially during 2014 and 2015. The acquisition and integration of Home during 2014 resulted in an improved earnings performance that is expected to be sustained in future periods. Management continues to believe positive evidence outweighs the negative evidence. As a result of this analysis, management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the DTA in a timely manner.

As of December 31, 2015 and 2014, Cascade had a net deferred tax asset of $50.7 million and $66.1 million, respectively.
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
As of December 31, 2015, management has concluded that there have been no material events or circumstances that have changed since the May 16, 2014 Home acquisition date that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

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

Consolidated Results of Operations — Years ended December 31, 2015, 2014, and 2013
Net Income/Loss
The Company’s consolidated results of operations are dependent to a large degree on net interest income. Interest income is earned based upon average earning asset yields of our loan portfolio and investment securities, including loan fees generated in connection with origination of such loans. The earnings from such sources are partially offset by the cost of funding such assets, including interest paid on customer deposits and the cost of borrowings, as needed. We generate other income primarily through banking-related service charges and fees, card issuer and merchant service fees, mortgage banking, Small Business Administration (“SBA”) lending and fees on interest rate derivative instruments for certain qualified customers. In addition, the Bank generates revenue from its investment in bank-owned life insurance (“BOLI”) as a means to defray employee benefit expenses.
Net income is also affected when loan loss provisions are made to ensure the reserve for loan losses is adequate.
The Company’s largest operating expenses relate to employee and human resource related costs, including compensation and benefits expense. In addition, to support the provision of banking services to its customers, the Bank incurs expenses related to its branch network and facilities, communications, equipment, information technology, card and mobile transaction related activity, insurance expenses, FDIC and other regulatory assessments, professional and outside services, and expenses related to collection and resolution of credit quality issues. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and actions of regulatory authorities.
In 2015, the Company recorded net income of $20.6 million, compared to net income of $3.7 million in 2014 and $50.8 million in 2013. During these periods, net income per basic common share was $0.29, $0.06 and $1.08, respectively. Net income in 2015 was a result of growth in net interest income arising from strong loan and deposit growth, while non-interest income was up on higher transaction activity. 2015 net income also benefited from a $4.0 million credit to the provision for loan losses due to increased loan recoveries. The Company recorded no loan loss provision in 2014 and a $1.0 million loan loss provision in 2013. The 2015 year-over-year increase in net income from 2014 was also related to the full year impact of the Home acquisition, which closed on May 16, 2014. Non-interest expenses for 2015 were down $6.9 million as compared to 2014, in part because 2014 included significant Home related non-recurring costs. 2013 net income was above 2015 and 2014 levels because of the reversal of its valuation allowance against the Company’s DTA. The reversal was approximately $50.1 million.
Net Interest Income
For most financial institutions, including the Company, the primary component of earnings is net interest income. Net interest income is the difference between interest income earned, principally from loans and the investment securities portfolio, and interest paid, principally on customer deposits and borrowings. Changes in net interest income typically result from changes in volume, spread and margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $78.5 million in 2015, a $13.4 million, or 20.6%, increase from 2014. This was mainly attributable to higher volume of average earning assets in 2015 due to increased loan growth as well as the full year effect of the 2014 Home acquisition. Similarly, net interest income in 2014 increased $16.9 million, or 35.0%, from 2013 levels due to higher average earning assets.
Yields on earning assets decreased to 3.75% for 2015 as compared to 3.89% in 2014 and 4.12% in 2013 mainly due to the ongoing period of historically low market interest rates combined with the full year impact of acquired Home assets. Specifically, Home earning assets yields were lower than yields achieved by the Company because Home had a greater portion of lower yielding securities and a lower portion of loans. Meanwhile, lower market interest rates also resulted in the average rates paid on interest bearing liabilities for 2015 declining to 0.14% compared to 0.21% in 2014 and 0.37% in 2013.
Total interest income for 2015 increased $13.0 million, or 19.3%, compared to total interest income in 2014 due mainly to higher average earning loans, for reasons described above. Similarly, total interest income for 2014 increased approximately $16.4 million, or 32.1%, compared to total interest income in 2013 due to increased average earning assets arising from the acquisition of Home in 2014. Total interest expense declined by $0.4 million, or 18.2%, in 2015 as compared to 2014 mainly due to the effect of lower time deposit costs, which were higher in 2014 with the acquisition of Home. Interest expense for 2014 declined $0.5 million, or 17.3%, as compared to 2013 mainly due to a reduction in borrowings which carry higher rates than core deposits. Borrowing rate costs were specifically benefited by the second quarter 2013 pay-off of $60.0 million of FHLB advances bearing a weighted average interest rate of 3.17%, thereby decreasing ongoing interest expense.
Net Interest Margin (NIM)
The Company’s net interest margin (“NIM”) decreased to 3.67% for 2015 compared to 3.76% for 2014 and 3.90% for 2013. The 2015 decrease was largely a result of the impact of lower market interest rates on loan and investment portfolio yields. In addition, certain fixed rate commercial loans originated in 2014 and 2015 with a fixed rate were subject to interest rate swaps. This resulted in the Company’s conversion of fixed rates to a LIBOR floating rate. This strategic increase in the Company’s portfolio of floating rate loans was designed to reduce its future interest rate risk. The NIM decrease in 2014 compared to 2013 was mainly due to the mix of earning assets acquired in the Home transaction in 2014, as described above.
The following table presents further analysis of the components of the Company’s NIM and sets forth for 2015, 2014, and 2013 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended December 31,
(dollars in thousands)	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$454,258	$11,687	2.57%	$346,235	$8,982	2.59%	$220,383	$5,436	2.47%
Interest bearing balances due from other banks	80,096	216	0.27%	92,104	237	0.26%	92,748	245	0.26%
Federal funds sold	273	—	—%	128	—	—%	22	—	—%
Federal Home Loan Bank stock	12,315	—	—%	19,882	—	—%	10,130	—	—%
Loans (1)(2)(3)	1,594,082	68,484	4.30%	1,272,426	58,155	4.57%	914,493	45,304	4.95%
Total earning assets/interest income	2,141,024	80,387	3.75%	1,730,775	67,374	3.89%	1,237,776	50,985	4.12%
Reserve for loan losses	(24,640)			(21,533)			(23,782)
Cash and due from banks	43,214			37,152			30,972
Premises and equipment, net	42,796			40,109			34,067
Bank-owned life insurance	53,920			46,834			36,115
Deferred tax asset	58,937			61,364			24,939
Goodwill	78,940			48,723			—
Core deposit intangibles	7,240			5,154			99
Accrued interest and other assets	38,043			29,155			16,451
Total assets	$2,439,474			$1,977,733			$1,356,637

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$1,027,228	$1,333	0.13%	$803,271	$982	0.12%	$536,129	$732	0.14%
Savings deposits	133,440	40	0.03%	101,419	31	0.03%	45,457	22	0.05%
Time deposits	202,293	493	0.24%	203,817	1,270	0.62%	136,600	1,045	0.77%
Other borrowings	1,685	6	0.36%	2,214	6	0.27%	37,441	970	2.59%
Total interest bearing liabilities/interest expense	1,364,646	1,872	0.14%	1,110,721	2,289	0.21%	755,627	2,769	0.37%
Demand deposits	700,838			566,577			412,396
Other liabilities	47,433			35,158			22,324
Total liabilities	2,112,917			1,712,456			1,190,347
Stockholders’ equity	326,557			265,277			166,290
Total liabilities and stockholders’ equity	$2,439,474			$1,977,733			$1,356,637

Net interest income		$78,515			$65,085			$48,216

Net interest spread			3.62%			3.69%			3.75%

Net interest income to earning assets			3.67%			3.76%			3.90%

(1) Average non-accrual loans included in the computation of average loans were $9.3 million for 2015, $13.1 million for 2014, and $15.8 million for 2013.
(2) Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled $2.6 million in 2015, $2.2 million in 2014, and $1.6 million in 2013.
(3) Includes loans held for sale.
Changes in Interest Income and Expense
The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense, and attributes such variance to “volume” or “rate” changes. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Year ended December 31,			Year ended December 31,
	2015 over 2014			2014 over 2013
	Total Increase	Amount of Change Attributed to		Total Increase	Amount of Change Attributed to
(dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$10,329	$14,701	$(4,372)	$12,851	$17,732	$(4,881)
Interest on investment securities	2,705	2,802	(97)	3,546	3,104	442
Other investment income	(21)	(31)	10	(8)	(2)	(6)
Total interest income	13,013	17,472	(4,459)	16,389	20,834	(4,445)

Interest expense:
Interest on deposits:
Interest bearing demand	351	274	77	250	365	(115)
Savings	9	10	(1)	9	27	(18)
Time deposits	(777)	(9)	(768)	225	514	(289)
Other borrowings	—	(1)	1	(964)	(913)	(51)
Total interest expense	(417)	274	(691)	(480)	(7)	(473)

Net interest income	$13,430	$17,198	$(3,768)	$16,869	$20,841	$(3,972)

Loan Loss Provision
In 2015, the Company recorded a credit to the loan loss provision of $4.0 million, as compared to no provision in 2014 and a $1.0 million provision in 2013. The credit to the provision in 2015 was due primarily to a net recovery of prior loan losses of approximately $6.4 million as well as a generally improving credit risk profile within the loan portfolio. At December 31, 2015, the reserve for loan losses was approximately $24.4 million while the reserve for unfunded commitments was $0.4 million, as compared to a reserve for loan losses of $22.1 million and a reserve for unfunded commitments of $0.4 million at December 31, 2014.
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
Non-interest Income
The following table details categories of non-interest income for the years ended December 31, 2015, 2014, and 2013, and the changes therein:

(dollars in thousands)	2015	2014	2013	2015 to 2014 change	2014 to 2013 change
Service charges on deposit accounts	$5,121	$4,621	$3,031	$500	$1,590
Card issuer and merchant services fees, net	7,052	6,213	3,310	839	2,903
Earnings on BOLI	1,001	986	862	15	124
Mortgage banking income, net	2,617	2,296	4,261	321	(1,965)
Swap fee income	2,533	1,847	430	686	1,417
SBA gain on sales and fee income	1,294	1,120	507	174	613
Gain (loss) on sales of investments	475	—	—	475	—
Other income	4,880	3,088	2,052	1,792	1,036
Total non-interest income	$24,973	$20,171	$14,453	$4,802	$5,718
Non-interest income increased $4.8 million, or 23.8%, in 2015 compared to 2014 due to higher activity volumes across all categories of fee businesses and the sale of certain excess branch properties at a gain (other income). The full year effect of the May 2014 acquisition of Home contributed to increases in various banking service charges and card revenues. The 2014 non-interest income increase of $5.7 million, or 39.6%, compared to 2013 was attributable to higher service and card related earnings that resulted from the Home acquisition, which more than offset a decline in 2014 mortgage related revenues. This decline in 2014 was largely due to lower mortgage refinance volumes, mainly related to more volatile mortgage interest rates during the year. 2014 customer interest rate swap fee income and SBA loan origination and sale related revenues improved markedly over 2013 with the successful expansion of these lines of business. The Bank entered these lines of business in 2013 to expand customer services and diversify its revenue sources.

Non-interest Expenses
The following table details categories of non-interest expense for the years ended December 31, 2015, 2014, and 2013, and the changes therein:

(dollars in thousands)	2015	2014	2013	2015 to 2014 change	2014 to 2013 change
Salaries and employee benefits	$43,744	$41,421	$32,651	$2,323	$8,770
Occupancy	5,200	9,131	4,931	(3,931)	4,200
Information technology	3,675	4,346	2,488	(671)	1,858
Equipment	1,539	1,963	1,583	(424)	380
Communications	2,130	2,263	1,496	(133)	767
FDIC insurance	1,321	1,517	1,542	(196)	(25)
OREO	68	988	529	(920)	459
Professional services	5,327	8,121	4,249	(2,794)	3,872
Prepayment penalties on FHLB borrowings	—	—	3,827	—	(3,827)
Card issuer	2,836	2,903	1,392	(67)	1,511
Insurance	732	1,214	659	(482)	555
Other expenses	7,824	7,474	5,623	350	1,851
Total non-interest expense	$74,396	$81,341	$60,970	$(6,945)	$20,371
Non-interest expense was $74.4 million in 2015 compared to $81.3 million in 2014 and $61.0 million in 2013. 2015 and 2014 included expenses of operating the combined institution after the completion of the Home acquisition, while 2014 also included significant acquisition-related and one-time expenses.
Total salaries and benefits were $43.7 million in 2015 compared to $41.4 million in 2014 and $32.7 million in 2013. The 2015 increase in human resource related costs was mainly due to a higher accrual for the cost of equity incentive grants as well as increased cash incentive performance plan results. Run-rate salary costs were stable, with efficiency improvements such as branch consolidations largely offset by incremental cost of production-oriented staff. The increase in 2014 compared to 2013 primarily relates to the inclusion of former employees of Home who were retained by the Company after the completion of the Home acquisition, as well as severance costs for former Home employees who were not retained by the Company.

In the aggregate, occupancy, information technology, equipment and communications expenses decreased $5.2 million in 2015 compared to 2014 in part due to the one-time costs incurred in 2014 related to the Home acquisition. In addition, expense levels benefited as a result of down-sizing of branch and administrative facilities, efficiency gains in our transition to cloud-based information technology services, and ongoing improvements via contract negotiations for services such as software, equipment and facilities. The increase in occupancy in 2014 as compared to 2013 was primarily related to the effect of an increase in number of branches resulting from the Home acquisition.
FDIC insurance remained stable over the reported periods.
OREO expenses decreased $0.9 million in 2015 compared to 2014, mainly because of recoveries on certain property dispositions during the year, net of valuation adjustments. OREO expenses for 2014 increased $0.5 million compared to 2013 due to the effect of dispositions.
Professional services decreased $2.8 million in 2015 compared to 2014 and increased $3.9 million in 2014 compared to 2013 due primarily to Home acquisition-related expenses incurred in 2014.
The Company has had negligible borrowings since 2013. Accordingly, prepayment penalties on FHLB advances were nil in 2015 and 2014. In 2013, the Company incurred the penalties to prepay $60.0 million of advances to reduce ongoing interest expense.
Card issuer expense was stable in 2015 compared to 2014 and increased $1.5 million in 2014 compared to 2013 primarily due to higher transaction volume, including the impact of the Home acquisition.
Insurance expense decreased $0.5 million in 2015 compared to 2014 because of contract renegotiation and favorable loss performance history. The increase of $0.6 million in 2014 over 2013 was mainly due to the increased scale of the Company, arising from the Home acquisition.
Other expenses were stable in 2015 compared to 2014. The higher expense level in 2014 as compared to 2013 was mainly as a result of the inclusion of expenses related to Home’s former operations.
Income Taxes
In 2015, the Company recorded an income tax provision of $12.5 million as compared to a provision of $0.2 million in 2014 and a benefit of $50.1 million in 2013. The income tax provision in 2015 represents a 37.8% effective tax rate on its $33.1 million pretax income, slightly lower than statutory rates due primarily to the impact of permanent differences. The income tax provision in 2014 represents a 4.5% effective tax rate on its $3.9 million of pretax income. This rate differs from statutory rates due primarily to a revaluation of net deferred tax assets, mainly related to an anticipated change in our applicable Federal rate from 34.0% to 35.0% at the time the net DTA will be utilized, less additional tax of $1.0 million arising from disallowed merger-related costs. Other differences to the effective tax rate were related to normal recurring permanent differences and tax credits. The Company expects its book tax rate for 2016 to continue slightly below its net statutory rate due to continued permanent differences.
The income tax benefit in 2013 is the result of the Company releasing substantially all of its DTA valuation allowance at December 31, 2012 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from its assessment of the Company’s Internal Revenue Code ("IRC") Section 382 limitations and other analyses.
The DTA valuation allowance was established during 2009 due to uncertainty regarding the Company's ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. At December 31, 2013, the Company determined it was more likely than not that the DTA would be realized and reversed its DTA valuation allowance. In reaching this determination, the Company evaluated its future taxable earnings projections and all other available evidence including the Company’s earnings performance trend, expected continued profitability and improvements in the Company’s financial condition.
At December 31, 2015 and 2014, the Company determined it will generate sufficient taxable income in the future to fully utilize its DTA. In its analysis, the Company considers whether it is more likely than not that some portion or all of the DTA will not be realized. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Financial Condition

Balance Sheet Overview
At December 31, 2015, total assets were $2.5 billion compared to $2.3 billion at December 31, 2014. The increase in total assets at December 31, 2015 compared to December 31, 2014 relates primarily to increased net loans, partially offset by lower cash and investments.
Net loans increased $193.3 million to $1.7 billion at December 31, 2015 compared to $1.5 billion at December 31, 2014. The higher loan balance was largely attributable to an increase in organic loan growth as well as an increase in the wholesale loan portfolio. Organic loan balances outstanding were higher in all loan categories, including the commercial real estate, small business loans and lines, consumer lending, residential mortgage and C&I portfolios. The wholesale loan book totaled $268.4 million at December 31, 2015 as compared to $222.4 million at December 31, 2014. The increase was mainly related to the purchase of residential mortgage ARMs, partially offset by a decrease in SNCs (included in the C&I balance).
The investment portfolio decreased to $449.7 million at December 31, 2015 from $472.5 million a year earlier, mainly due to the decision to allocate assets to the wholesale residential ARM portfolio as well as the sale of certain short maturity securities during the year. Cash and cash equivalents marginally decreased to $77.8 million at December 31, 2015 from $83.1 million at December 31, 2014. Our investment in FHLB stock decreased from $25.6 million at December 31, 2014 to $3.0 million at December 31, 2015 related to the merger of the FHLB Banks Des Moines and Seattle. As part of the FHLB merger, each share of FHLB Seattle stock outstanding was converted into one share of FHLB Des Moines stock. Immediately following the merger, all excess shares were repurchased or issued as needed to meet the membership stock requirements.
Total deposits increased $101.5 million to $2.1 billion at December 31, 2015, as compared to $2.0 billion at December 31, 2014. The increase in deposits relates mainly to the continued growth in core relationship deposits, in part a function of an improved economic activity in the Company’s footprint.
The Company had no FHLB borrowings outstanding at December 31, 2015 or December 31, 2014.
Stockholders’ equity increased to $336.8 million at December 31, 2015, which is a $21.3 million increase over the balance at December 31, 2014 of $315.5 million. This increase was predominately due to 2015 net income.
The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits and capital position.
Investment Securities
The following table, which includes available-for-sale and held-to-maturity securities, shows the carrying value of the Company’s portfolio of investments at December 31, 2015, 2014 and 2013:

(dollars in thousands)	2015	2014	2013
U.S. Agency mortgage backed securities (MBS) (1)	$255,734	$346,355	$171,332
Non-Agency MBS	118,226	66,697	13,097
U.S. Agency asset-backed securities	8,245	9,008	9,549
Corporate securities	26,320	7,470	—
Obligations of state and political subdivisions	40,203	41,840	706
Total debt securities	448,728	471,370	194,684
Tax credit investments	421	564	614
Mutual fund	537	527	503
Total investment securities	$449,686	$472,461	$195,801
(1) U.S. Agency MBS include private label MBS of approximately $7.8 million, $9.3 million and $11.3 million at December 31, 2015, 2014 and 2013, respectively, which are supported by FHA/VA collateral.
The Company’s investment portfolio decreased by $22.8 million from December 31, 2014 to December 31, 2015, primarily as the result of the sale of certain short maturity securities in the third quarter of 2015. The increase in 2015 non-agency MBS is mainly related to acquired AAA rated securities composed of adjustable rate mortgages with significant credit support to protect senior holders. The investment portfolio increased by $276.7 million from December 31, 2013 to December 31, 2014 mainly due to the acquisition of Home.

The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2015:

Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency and non-agency MBS
Due within 1 year	$1,665	1.84%
Due after 1 but within 5 years	28,883	2.22%
Due after 5 but within 10 years	116,593	2.58%
Due after 10 years	226,819	2.61%
Total U.S. Agency and non-agency MBS	373,960	2.57%
U.S. Agency asset-backed securities
Due after 10 years	8,245	4.58%
Total U.S. Agency asset-backed securities	8,245	4.58%
Corporate securities
Due after 1 but within 5 years	18,731	1.14%
Due after 10 years	7,589	2.87%
Total Commercial paper	26,320	1.63%
Obligations of state and political subdivisions (1)
Due after 1 year but within 5 years	5,158	2.16%
Due after 5 but within 10 years	20,868	3.19%
Due after 10 years	14,177	3.59%
Total State and Political Subdivisions	40,203	3.20%
Total debt securities	448,728	2.60%
Mutual fund	537	2.14%
Tax credit investments	421	(30.40)%
Total investment securities	$449,686	2.49%
(1) Yields on tax-exempt securities are not stated on a tax equivalent basis.
Mortgage-backed securities (“MBS”), include collateralized mortgage obligations and adjustable rate mortgages, as well as direct pass through securities. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.
Investments are classified as “available-for-sale” and “held-to-maturity” and consist mainly of MBS and agency notes backed by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other-than-temporarily impaired. At December 31, 2015, the investment portfolio had gross unrealized losses on securities of $1.5 million compared to unrealized losses of $1.4 million at December 31, 2014. Management does not believe that these unrealized losses are other-than-temporary.
Loan Portfolio and Credit Quality
Loan Portfolio Composition
Net loans represented approximately 67.3% of total assets as of December 31, 2015. The Company makes most of its loans to customers located within the Company’s primary markets; however, in 2013 Cascade diversified its portfolio by lending to SNCs, which are loans recorded in the C&I portfolio. Cascade’s loan portfolio remains concentrated in real estate related loans because of the nature of the economies in its primary markets. The Company has no significant agricultural loans.
The following table presents the composition of the Company’s December 31 loan portfolio at the dates indicated:

(dollars in thousands)	2015	% of total	2014	% of total	2013	% of total	2012	% of total	2011	% of total
Commercial real estate:
Owner occupied	$308,331	18.3%	$259,109	17.4%	$204,998	20.6%	$196,821	22.9%	$250,213	27.8%
Non-owner occupied and other	526,562	31.2%	497,543	33.3%	347,014	34.8%	328,480	38.3%	313,311	34.8%
Total commercial real estate loans	834,893	49.5%	756,652	50.7%	552,012	55.4%	525,301	61.2%	563,524	62.6%
Construction	130,352	7.7%	125,428	8.4%	52,503	5.3%	45,650	5.3%	60,971	6.8%
Residential real estate	298,390	17.7%	204,687	13.7%	101,557	10.2%	85,494	10.0%	83,089	9.2%
Commercial and industrial	384,444	22.8%	368,475	24.7%	254,170	25.5%	162,213	18.9%	150,637	16.8%
Consumer	39,850	2.3%	37,298	2.5%	35,990	3.6%	39,506	4.6%	40,922	4.6%
Total loans	1,687,929	100.0%	1,492,540	100.0%	996,232	100.0%	858,164	100.0%	899,143	100.0%
Less:
Deferred loan fees	(1,419)		(1,703)		(1,757)		(1,846)		(2,085)
Reserve for loan losses	(24,415)		(22,053)		(20,857)		(27,261)		(43,905)
Loans, net	$1,662,095		$1,468,784		$973,618		$829,057		$853,153
The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total company-wide loans at December 31, 2015. Loans in the Washington market as of December 31, 2015 were negligible. Loans balances outside of bank geographies are inclusive of certain wholesale purchased loans, such as SNCs and those residential loans where collateral is located outside of the Bank geographies.

	Central Oregon		Northwest Oregon		Southern Oregon		Idaho		Community Bank Total		Outside Primary Markets		Total
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Commercial real estate:
Owner occupied	$157,305	21.5%	$18,656	6.4%	$46,955	35.6%	$85,415	27.5%	$308,331	21.0%	$—	—%	$308,331	18.3%
Non-owner occupied and other	186,957	25.6%	161,259	55.2%	49,745	37.7%	128,602	41.4%	526,563	35.9%	—	—%	526,563	31.2%
Total commercial real estate loans	344,262	47.1%	179,915	61.6%	96,700	73.3%	214,017	68.9%	834,894	56.9%	—	—%	834,894	49.5%
Construction	67,738	9.3%	43,707	15.0%	8,476	6.4%	10,431	3.4%	130,352	8.9%	—	—%	130,352	7.7%
Residential real estate	175,256	24.0%	19,801	6.8%	6,802	5.2%	35,855	11.5%	237,714	16.2%	60,677	27.2%	298,391	17.7%
Commercial and industrial	124,019	17.0%	44,756	15.3%	16,559	12.6%	37,101	11.8%	222,435	15.2%	162,008	72.8%	384,443	22.7%
Consumer	19,046	2.6%	3,965	1.3%	3,308	2.5%	13,530	4.4%	39,849	2.8%	—	—%	39,849	2.4%
Total loans	$730,321	100.0%	$292,144	100.0%	$131,845	100.0%	$310,934	100.0%	$1,465,244	100.0%	$222,685	100.0%	$1,687,929	100.0%

At December 31, 2015, the contractual maturities of all loans by category were as follows:

(dollars in thousands)	Due within one year	Due after one year, but within five years	Due after five years	Total
Commercial real estate:
Owner occupied	$5,478	$43,287	$259,566	$308,331
Non-owner occupied and other	16,467	66,376	443,719	526,562
Total commercial real estate loans	21,945	109,663	703,285	834,893
Construction	20,540	42,079	67,733	130,352
Residential real estate	8,663	33,772	255,955	298,390
Commercial and industrial	38,869	206,440	139,135	384,444
Consumer	8,831	24,249	6,770	39,850
Total loans	$98,848	$416,203	$1,172,878	$1,687,929

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

The following provides information on the Company’s commercial real estate loan portfolio and is based upon FDIC call report loan type categorization.
The $834.9 million commercial real estate (“CRE”) portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. CRE loans represent approximately 49.5% of total loans outstanding as of December 31, 2015. Approximately 36.9% of CRE loans are made to owner-occupied users of the commercial property, while 63.1% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. However, no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

	2015			2014
(dollars in thousands)	Loans	% of total CRE	% of total loans	Loans	% of total CRE	% of total loans
Commercial real estate:
Owner occupied	$308,331	36.9%	18.3%	$259,109	34.2%	17.4%
Non-owner occupied and other	526,562	63.1%	31.2%	497,543	65.8%	33.3%
Total commercial real estate loans	$834,893	100.0%	49.5%	$756,652	100.0%	50.7%

Lending and Credit Risk Management
The Company has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in lending. The underwriting of loans relies principally on an analysis of an obligor’s historical and prospective cash flow augmented by collateral valuation analysis, credit bureau information, as well as business plan assessment. Ongoing loan portfolio monitoring is performed by a centralized credit administration function including review and testing of compliance to loan policies and procedures augmented from time to time with third party credit reviews. Internal auditors and bank regulatory examiners periodically sample and test certain credit files as well. Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. Certain specific types of risks are associated with different types of loans.
Reserve for Credit Losses
The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses, which consists of the Company’s reserve for loan losses and the Company’s reserve for loan commitments, involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of December 31, 2015, the Company enhanced its methodology to better estimate reserves through the implementation of a separate qualitative risk assessment process that focuses on the C&I portion of the portfolio. The C&I loan portfolio is stratified by industry classification using NAICS codes. At the stratified level, factors considered in the evaluation of the loans include current events, economic or market data, loan performance and concentration risks. This qualitative risk assessment is separate from other qualitative risk assessments included in the allowance methodology. As of June 30, 2013, management implemented a homogeneous pool approach to estimating reserves for certain consumer and small business loans. These changes have not had a material effect on the level of the reserve for loan losses. Management believes that the reserve for credit losses is adequate, however, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.
The reserve for credit losses was $24.9 million, or 1.47% of total loans, as of December 31, 2015, as compared to $22.5 million, or 1.51% of loans, at December 31, 2014. The increase in balance from 2014 to 2015 was a result of net loan recoveries of $6.4 million less a credit to the provision of $4.0 million recorded during 2015. The decline in the ratio in 2015 was mainly a result of increases in loan balances over the course of 2015, including organic growth and wholesale loan acquisition. The reduction was also a affected by improved levels of classified assets and other credit quality related metrics.

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
The following table allocates the Company’s reserve for credit losses among major loan types for the years indicated.

	2015			2014
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$3,934	0.5%	49.5%	$5,614	0.7%	50.7%
Construction	1,044	0.8%	7.7%	1,133	0.9%	8.4%
Residential real estate	2,075	0.7%	17.7%	2,121	1.0%	13.7%
Commercial and industrial	13,969	3.6%	22.8%	6,844	1.9%	24.7%
Consumer	917	2.3%	2.3%	1,047	2.8%	2.5%
Committed/unfunded	440	—%	—%	440	—%	—%
Unallocated	2,476	—%	—%	5,294	—%	—%
Total reserve for credit losses	$24,855	1.5%	100.0%	$22,493	1.5%	100.0%

	2013			2012
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$9,565	1.7%	55.4%	$11,596	2.2%	61.2%
Construction	535	1.0%	5.3%	1,583	3.5%	5.3%
Residential real estate	2,381	2.3%	10.2%	3,551	4.2%	10.0%
Commercial and industrial	6,261	2.5%	25.5%	7,267	4.5%	18.9%
Consumer	1,401	3.9%	3.6%	2,177	5.5%	4.6%
Committed/unfunded	440	—%	—%	440	—%	—%
Unallocated	714	—%	—%	1,087	—%	—%
Total reserve for credit losses	$21,297	2.1%	100.0%	$27,701	3.2%	100.0%

				2011
				Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate				$21,648	3.8%	62.6%
Construction				5,398	8.9%	6.8%
Residential real estate				3,259	3.9%	9.2%
Commercial and industrial				11,291	7.5%	16.8%
Consumer				2,292	5.6%	4.6%
Committed/unfunded				1,550	—%	—%
Unallocated				17	—%	—%
Total reserve for credit losses				$45,455	5.1%	100.0%

In the above table, the percentage of the reserve for loan losses allocated to various loan types generally declined between 2015 and 2014 with the exception of the portion allocated to the C&I category. This general decline in reserve percentage was a result of continuing improvement in credit quality, including ongoing lower historical loss rates. The increase in the portion allocated to C&I loans is related to the reserve methodology enhancements implemented in 2015 (described elsewhere) that enhanced the model’s qualitative factor related to the SNC portfolio industry concentration exposure. Specifically, the qualitative factor related to the mining and energy industry segment increased due to the economic stress resulting from historic lows in energy prices. The bank portfolio holds under 2% of total loans with exposure to this NAICS segment. The portion of the reserve designated as ‘unallocated’ declined in 2015 due to the implementation of the 2015 enhancements described above.
The percentage of the reserve for loan losses allocated to various loan types declined between 2014 and 2013. This is a result of the addition of Home loans to the Company’s portfolio during 2014.
Also the table reflects a decrease in the portion of the reserve designated as unallocated. Unallocated decreased to $2.5 million of the total reserve as of December 31, 2015 as compared to $5.3 million at December 31, 2014. The Company has determined the level of unallocated reserve is appropriate based upon the lack of seasoning with respect to its methodology enhancement, which related to estimating reserves against certain loan pools as opposed to reserving on a loan by loan basis for such loans. In addition, the unallocated reflects the lack of seasoning as to credit quality performance of its recently acquired Home and SNCs portfolios.
The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Loans outstanding at end of period, net of deferred loan fees	$1,686,510	$1,490,837	$994,475	$856,318	$897,058
Average loans outstanding during the period	$1,594,082	$1,272,426	$914,493	$862,057	$1,080,120
Reserve for loan losses, balance beginning of period	$22,053	$20,857	$27,261	$43,905	$46,668

Recoveries:
Commercial real estate	4,150	1,801	1,034	198	119
Construction	436	1,242	708	584	1,551
Residential real estate	850	929	433	262	164
Commercial and industrial	3,820	2,158	2,694	3,094	1,453
Consumer	618	309	263	311	305
	9,874	6,439	5,132	4,449	3,592

Loans charged off:
Commercial real estate	(278)	(1,268)	(3,268)	(13,079)	(22,717)
Construction	—	(296)	(1,915)	(264)	(30,824)
Residential real estate	(402)	(874)	(590)	(2,620)	(5,217)
Commercial and industrial	(1,377)	(1,563)	(5,508)	(5,024)	(20,106)
Consumer	(1,455)	(1,242)	(1,255)	(1,206)	(2,491)
	(3,512)	(5,243)	(12,536)	(22,193)	(81,355)
Net loan recoveries (charge-offs)	6,362	1,196	(7,404)	(17,744)	(77,763)
Provision (recovery) charged to operations	(4,000)	—	1,000	1,100	75,000
Reserve for loan losses, balance end of period	$24,415	$22,053	$20,857	$27,261	$43,905
Ratio of net loans charged-off to average loans outstanding	(0.40)%	(0.09)%	0.81%	2.06%	7.20%
Ratio of reserve for loan losses to loans at end of period	1.45%	1.48%	2.10%	3.18%	4.89%
The following table presents information with respect to non-performing assets ("NPAs"), for the years presented.

(dollars in thousands)	2015	2014	2013	2012	2011
Loans on nonaccrual status	$5,053	$11,685	$7,226	$17,220	$9,111
Loans past due 90 days or more but not on nonaccrual status	68	54	1,083	1,533	23
OREO	3,274	3,309	3,144	6,552	21,270
Total non-performing assets	$8,395	$15,048	$11,453	$25,305	$30,404
Selected ratios:
Non-performing loans to total gross loans	0.30%	0.79%	0.83%	2.19%	1.03%
NPAs to total gross loans and OREO	0.50%	1.00%	1.14%	2.93%	3.32%
NPAs to total assets	0.34%	0.64%	0.81%	1.94%	2.32%
The following table presents the composition of NPAs for the years presented. As of December 31, 2015, commercial real estate represented 67.2% of NPAs; construction 6.0%; residential real estate 17.0%; C&I 9.6%; and consumer 0.2%.

(dollars in thousands)	2015	2014	2013	2012	2011
Commercial real estate:
Owner occupied	$5,206	$7,090	$4,443	$4,836	$1,930
Non-owner occupied and other	434	1,940	687	8,618	4,619
Total commercial real estate loans	5,640	9,030	5,130	13,454	6,549
Construction	503	1,505	2,894	6,833	15,322
Residential real estate	1,427	3,352	477	1,774	5,966
Commercial and industrial	810	1,060	2,946	3,231	2,544
Consumer	15	101	6	13	23
Total non-performing assets	$8,395	$15,048	$11,453	$25,305	$30,404

The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful. Interest income that was reversed and charged against income was $0 in 2015, $0.2 million in 2014, and $0.6 million in 2013. Interest income that would have been recorded in 2015 had nonaccrual loans at December 31, 2015 been on accrual status throughout the year would have been $0.2 million.
During the Company’s normal loan review procedures, a loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at the lower of cost or fair value. Certain small balance homogeneous loans are collectively measured for impairment. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. At December 31, 2015 and 2014, the Company’s recorded investment in certain loans covered by the allowance that were considered to be impaired was $6.9 million and $33.7 million, respectively, and specific valuation allowances were $0.2 million and $0.1 million, respectively. As the acquired loan portfolio is covered by the valuation adjustment taken at the time of acquisition and as the original mark continues to be more than sufficient, the acquired loan portfolio has not required additional impairment under the allowance methodology.
The following table presents the outstanding balance for loans that previously went through a troubled debt restructuring (“TDRs”) for the years presented:

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
TDR balance	$4,785	$29,137	$34,475	$44,968	$45,597
TDRs classified as non-accrual loans	$813	$2,439	$1,252	$1,406	$1,851
Remaining commitments to lend on TDRs	$—	$—	$—	$962	$33
The TDRs for the years presented above are classified as impaired loans and, in the opinion of management, were reserved appropriately.
Management, to the best of its ability, works to properly classify loans. As of December 31, 2015, management was unaware of any loans that are not disclosed above as nonaccrual, past due or TDR and with respect to which there was known information about possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or TDR. The decrease in TDR balance outstanding since December 31, 2011 has been a result of management’s efforts to remediate loans that are considered TDR by working with the borrowers to pay the loans off, or down.
Bank-Owned Life Insurance
The Company has purchased bank-owned life insurance (“BOLI”) to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 of this report. During 2015, 2014, and 2013, the Bank did not purchase any new BOLI. In 2014, however, the Bank did acquire $15.9 million in policies as part of the Home acquisition. As of December 31, 2015 and 2014, the cash surrender value of the Bank’s total BOLI policies was $54.5 million and $53.4 million, respectively. The Bank recorded income from the BOLI policies of $1.0 million in 2015, $1.0 million in 2014 and $0.9 million in 2013.
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
Liabilities
Deposit Liabilities and Time Deposit Maturities
At December 31, 2015, total deposits were $2.1 billion, compared to $2.0 billion at December 31, 2014 and $1.2 billion at December 31, 2013. The increase from December 31, 2014 to December 31, 2015 was primarily in demand and interest bearing demand accounts, offset by a reduction in time deposits.
At December 31, 2015, 2014 and 2013, the Company did not have any wholesale brokered deposits, however, at December 31, 2015, 2014 and 2013, the Company had deposits obtained through the Bank’s reciprocal Certificate of Deposit Account Registry Service (“CDARS”) program totaling $10.0 million, $11.5 million and $21.7 million, respectively. Banks that are not “well-capitalized” or subject to regulatory restrictions are prohibited from acquiring wholesale brokered deposits. Since the lifting of regulatory restrictions in 2013, the Company is under no restrictions with respect to wholesale brokered deposits.

The following table presents the deposit balances by major category as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Demand	$727,730	35%	$619,377	31%
Interest bearing demand	1,044,134	50%	995,497	50%
Savings	135,527	7%	129,610	7%
Time, $100,000 or greater	82,730	4%	113,674	6%
Time, less than $100,000	92,967	4%	123,464	6%
Total	$2,083,088	100%	$1,981,622	100%

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
	2015 Average		2014 Average		2013 Average
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$700,838	N/A	$566,577	N/A	$412,396	N/A
Interest-bearing demand	1,027,228	0.13%	803,271	0.12%	536,129	0.14%
Savings	133,440	0.03%	101,419	0.03%	45,457	0.05%
Time	202,293	0.24%	203,817	0.62%	136,600	0.77%
Total Deposits	$2,063,799		$1,675,084		$1,130,582

As of December 31, 2015, the Company’s time deposit liabilities had the following times remaining to maturity:

	Time deposits of $100,000 or more (1)		All other time deposits (2)
(dollars in thousands)	Amount	Percent	Amount	Percent
Due in 3 months or less	$18,317	22.1%	$20,764	22.3%
Due after 3 months through 6 months	13,245	16.0%	15,930	17.1%
Due after 6 months through 12 months	21,384	25.8%	25,163	27.1%
Due after 12 months	29,785	36.1%	31,109	33.5%
Total	$82,731	100.0%	$92,966	100.0%

(1) Time deposits of $100,000 or more represent 4.0% of total deposits as of December 31, 2015.
(2) All other time deposits represent 4.5% of total deposits as of December 31, 2015.

Other Borrowings
At December 31, 2015 and 2014, the Bank had no borrowings from the FHLB and no borrowings with FRB. At December 31, 2013, the Bank had $27.0 million in short-term borrowings from FHLB bearing a weighted average rate of 0.25% and no borrowings with FRB. In the second quarter of 2013, the Bank prepaid the $60.0 million of long-term borrowings and incurred prepayment penalties of $3.8 million in 2013. As of December 31, 2015, 2014 and 2013, the Bank had no off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2015 and 2014, the Bank had no material commitments to extend credit at below-market interest rates.
The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.
A schedule of significant off-balance sheet commitments at December 31, 2015 and 2014 is included in the following table (dollars in thousands):

(dollars in thousands)	December 31, 2015	December 31, 2014
Commitments to extend credit	$479,353	$371,871
Commitments under credit card lines of credit	65,988	28,822
Standby letters of credit	5,090	4,201
Total off-balance sheet financial instruments	$550,431	$404,894
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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2015 and 2014, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2015 and maturing as indicated:

Future Contractual Obligations
(dollars in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years	Total
Deposits (1)	$2,022,428	$46,521	$13,990	$149	$2,083,088
Operating leases	1,880	2,862	1,802	5,060	11,604
Other long-term liabilities (2)	1,366	3,688	5,283	30,301	40,638
Total contractual obligations	$2,025,674	$53,071	$21,075	$35,510	$2,135,330

(1) Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.
(2) Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 17 of the Notes to Consolidated Financial Statements in Item 8 below.

Stockholders’ Equity and Capital Resources
The Company’s total stockholders’ equity at December 31, 2015 was $336.8 million, an increase of $21.3 million from $315.5 million at December 31, 2014. The balance at December 31, 2014 was also an increase of $126.8 million from December 31, 2013. The increase in total stockholders’ equity from December 31, 2014 to December 31, 2015 was predominately due to net income recorded for the year ended December 31, 2015 of $20.6 million. The increase in stockholders’ equity from

December 31, 2013 to December 31, 2014 primarily was due to the effect of the Home acquisition, as well as the net income of $3.7 million recorded for the year ended December 31, 2014.
Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, risk-based capital requirements and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. As mentioned earlier in this report, the Bank has not been operating under any order since 2013.
Effective January 1, 2015, minimum capital requirements increased for both the quantity and quality of capital held by the Bancorp and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1” ratio) of 4.5% and a capital conservation buffer of 2.5% above the regulatory minimum risk-based capital requirements, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also (i) raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), (ii) effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and (iii) requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures which affects our capital calculations.
At December 31, 2015 and 2014, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the applicable regulatory capital framework.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$121,022	5.0%
Bank	223,533	9.3	120,827	5.0
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	128,292	6.5
Bank	223,533	11.4	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	157,898	8.0
Bank	223,533	11.4	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	197,373	10.0
Bank	248,346	12.6	197,030	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$111,345	5.0%
Bank	167,056	7.5	111,183	5.0
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	103,338	6.0
Bank	167,056	9.7	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	172,230	10.0
Bank	188,543	11.0	171,750	10.0

Liquidity and Sources of Funds
The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At December 31, 2015, liquid assets of the Bank were mainly interest bearing balances held at FRB totaling $22.3 million compared to $34.2 million at December 31, 2014.
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
As discussed in Item 1 of this report, the Company will acquire 15 branches and approximately $480 million of associated deposits in Oregon and Southwest Washington from Bank of America in March 2016. These deposits are expected to significantly enhance the Company’s liquidity.
The Bank may augment core deposits with borrowings or wholesale funds from time to time, including brokered deposits. Currently, the Bank accepts local relationship-based reciprocal CDARS and Demand Deposit Marketplace ("DDM deposits"). These deposits are technically classified as brokered deposits. At December 31, 2015, the Company had $10.0 million in reciprocal CDARS and $76.0 million in reciprocal DDM deposits. At December 31, 2014, the Company had $11.5 million in reciprocal CDARS and $54.3 million in reciprocal DDM deposits. At December 31, 2013, the Company $21.7 million in reciprocal CDARS and no reciprocal DDM deposits. Banks that are not “well-capitalized” or that are subject to regulatory restrictions are to refrain from acquiring wholesale brokered deposits. Since the lifting of regulatory restrictions in 2013, the Company is under no restrictions with respect to wholesale brokered deposits.
The Bank accepts deposits from public funds within its primary markets. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds held by the Bank. At December 31, 2015, the Bank was in compliance with this statute. As of December 31, 2015, there are no collateral requirements set on Idaho public deposits.
The Bank also utilizes borrowings and lines of credit as sources of funds. At December 31, 2015, the FHLB had extended the Bank a secured line of credit of $862.0 million (35.0% of total assets) accessible for short- or long-term borrowings given sufficient qualifying collateral. As of December 31, 2015, the Bank had qualifying collateral pledged for FHLB borrowings totaling $491.2 million, none of which have been utilized by the Bank. At December 31, 2015, the Bank also had undrawn borrowing capacity at FRB of approximately $16.4 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $110.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At December 31, 2015, the Company had no outstanding borrowings under these federal fund borrowing agreements.
Liquidity may be affected by the Bank’s routine commitments to extend credit. At December 31, 2015, the Bank had approximately $550.4 million in outstanding commitments to extend credit, compared to approximately $404.9 million at December 31, 2014. The increase during 2015 relates to additional volume from the Home acquisition, as well as growth in existing and new customer lending relationships. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.
The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of December 31, 2015, the Company held unpledged investments with a book value that totaled $331.7 million compared to $285.2 million at December 31, 2014.
As of December 31, 2015, the Bank’s primary liquidity ratio (net cash, plus short-term and marketable assets divided by net deposits and short term liabilities) was 23.40%.
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

Interest Rate Risk and Asset and Liability Management

The goal of the Company’s asset and liability management policy is to maximize long-term profitability under the range of likely interest rate scenarios. Interest rate risk management requires estimating the probability and impact of changes in interest rates on assets and liabilities. The Asset/Liability Management Committee (ALCO) formulates and monitors strategies to control interest rate risk in accordance with policies approved by the Board of Directors. Management engages a qualified independent service provider to assist in modeling, assessing and monthly reporting of interest rate risk. The Bank adjusts its sensitivity to changing interest rates by managing its loan and deposit portfolios with respect to pricing, maturity or contractual characteristics. The Bank may also target the expansion or contraction of specific investment portfolio or borrowing structures to further affect its risk profile. In addition, the Bank is authorized to enter into interest rate swap or other hedging contracts with re-pricing characteristics that tend to moderate interest rate risk. However, there are no material structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and other uncertainties described below, there can be no assurance of the effectiveness of management programs to achieve its interest rate risk objectives.

To assess and estimate the degree of market risk, the Bank utilizes a simulation model that estimates the volatility of Bank earnings and market value of equity resulting from changes in interest rates. In addition to conducting static shock analysis, management models earnings in a wide range of interest rate scenarios over a two-year forecast period. Such scenarios routinely include a “stable” or unchanged scenario and an “estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “rising rates”, “declining rates”, and “alternate rising rates” are established to stress-test the impact of rate movements that are perceived as less likely, but may still occur. The following table defines the market interest rates projected in various interest rate scenarios. Generally, projected market rates are reached gradually over the 2-year simulation horizon.

	December 2015	December 2017
	Actual Market Rates	Estimated Rates	Alternate Rising Rates	Rising Rates	Declining Rates
Federal Funds Rate	0.50%	2.38%	1.00%	6.50%	0.06%
Prime Rate	3.50%	5.38%	4.00%	9.50%	3.06%
Yield Curve Spread Fed Funds to 10-year Treasury	1.77%	1.33%	1.65%	0.45%	1.10%

Earnings projections include the effect of estimated loan and deposit growth that management deems reasonable; however, such volume projections are not varied by rate scenario. Additionally, the effect on earnings assumes no changes in non-interest income or expense between scenarios. As such, management focuses on the projected variances in net interest income between each scenario and the stable rate scenario. The following table presents these variances as of December 31, 2015:

	% Change in Pro-Forma Net Interest Income vs. Stable Rate Scenario
	Estimated Rates	Alternate Rising Rates	Rising Rates	Declining Rates
First Twelve Month Average	1.49%	1.37%	4.70%	(5.46)%
Second Twelve Month Average	7.97%	4.10%	12.26%	(11.68)%

In management’s judgment and at this date, the interest rate risk profile of the Bank is reasonably balanced within the most likely range of possible outcomes. The model indicates that should future interest rates actually follow the path indicated in the “estimated” rate scenario, the net interest margin would range between 3.70% and 4.20% all else being equal. However, with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely move outside of this range should such interest rates actually occur. This is mainly because the Bank has a large portion of non-interest bearing funds (approximately 35% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. Thus in the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall, yields on loans and securities would compress against an already low cost of funds. Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of the cost of mitigating such risk and because the model suggests that the Bank would still generate satisfactory returns under such circumstances.

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

In addition to the uncertainties discussed elsewhere in this section, the impact of the Company’s 2016 proposed acquisition of the deposits associated with the 15 branches from Bank of America is not included in this analysis.  The proposed acquisition could increase deposits by up to 30%, which is significant.  Deployment of these funds into securities and wholesale loans is anticipated and are forecast to yield approximately 2.25% by year end 2016.  The result would increase net interest income but is likely to reduce our NIM ratio.  The proportions such earning assets ultimately deployed into floating, adjustable or fixed rate instruments will affect the responsiveness of net interest income to future changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS.

The following reports, audited consolidated financial statements and notes thereto are set forth in this Report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon
We have audited the accompanying consolidated balance sheets of Cascade Bancorp as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cascade Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 4, 2016

 Cascade Bancorp & Subsidiary
Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands)

	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$46,354	$39,115
Interest bearing deposits	31,178	43,701
Federal funds sold	273	273
Total cash and cash equivalents	77,805	83,089
Investment securities available-for-sale	310,262	319,882
Investment securities held-to-maturity, estimated fair value of $142,260 ($155,555 in 2014)	139,424	152,579
Federal Home Loan Bank (FHLB) stock	3,000	25,646
Loans held for sale	3,621	6,690
Loans, net	1,662,095	1,468,784
Premises and equipment, net	42,031	43,649
Bank-owned life insurance (BOLI)	54,450	53,449
Other real estate owned (OREO), net	3,274	3,309
Deferred tax asset (DTA), net	50,673	66,126
Core Deposit Intangible (CDI)	6,863	7,683
Goodwill	78,610	80,082
Other assets	35,921	30,169
Total assets	$2,468,029	$2,341,137

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$727,730	$619,377
Interest bearing demand	1,044,134	995,497
Savings	135,527	129,610
Time	175,697	237,138
Total deposits	2,083,088	1,981,622
Other liabilities	48,167	44,032
Total liabilities	2,131,255	2,025,654

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,792,570 issued and outstanding as of December 31, 2015; 72,491,850 issued and outstanding as of December 31, 2014	452,925	450,999
Accumulated deficit	(117,772)	(138,351)
Accumulated other comprehensive income	1,621	2,835
Total stockholders’ equity	336,774	315,483
Total liabilities and stockholders’ equity	$2,468,029	$2,341,137
The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Income
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share amounts)

	2015	2014	2013
Interest income:
Interest and fees on loans	$68,484	$58,155	$45,304
Interest on investments	11,687	8,982	5,436
Other investment income	216	237	245
Total interest income	80,387	67,374	50,985

Interest expense:
Deposits:
Interest bearing demand	1,333	982	732
Savings	40	31	22
Time	493	1,270	1,045
Other borrowings	6	6	970
Total interest expense	1,872	2,289	2,769

Net interest income	78,515	65,085	48,216
Loan loss (recovery) provision	(4,000)	—	1,000
Net interest income after loan loss provision	82,515	65,085	47,216

Non-interest income:
Service charges on deposit accounts	5,121	4,621	3,031
Card issuer and merchant services fees, net	7,052	6,213	3,310
Earnings on BOLI	1,001	986	862
Mortgage banking income, net	2,617	2,296	4,261
Swap fee income	2,533	1,847	430
SBA gain on sales and fee income	1,294	1,120	507
Gain on sales of investments	475	—	—
Other income	4,880	3,088	2,052
Total non-interest income	24,973	20,171	14,453

Non-interest expense:
Salaries and employee benefits	43,744	41,421	32,651
Occupancy	5,200	9,131	4,931
Information technology	3,675	4,346	2,488
Equipment	1,539	1,963	1,583
Communications	2,130	2,263	1,496
FDIC insurance	1,321	1,517	1,542
OREO expense	68	988	529
Professional services	5,327	8,121	4,249
Prepayment penalties on FHLB borrowings	—	—	3,827
Card issuer	2,836	2,903	1,392
Insurance	732	1,214	659
Other expenses	7,824	7,474	5,623
Total non-interest expense	74,396	81,341	60,970

Income before income taxes	33,092	3,915	699
Income tax (provision) benefit	(12,513)	(178)	50,146
Net income	$20,579	$3,737	$50,845

Basic and diluted income per share:
Net income per common share (basic)	$0.29	$0.06	$1.08
Net income per common share (diluted)	$0.29	$0.06	$1.07

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Net Income	$20,579	$3,737	$50,845

Other Comprehensive income (loss):
Change in unrealized gains (losses) on investment securities available-for-sale	(1,368)	4,515	(5,999)
Realized net gains reclassified from other comprehensive income	(475)	—	—
Tax effect on securities	629	(1,644)	2,279
Total other comprehensive income (loss)	(1,214)	2,871	(3,720)
Comprehensive income	$19,365	$6,608	$47,125

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	Number of shares	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' equity
Balances at December 31, 2012	47,326,306	$330,024	$(192,933)	$3,684	$140,775
Comprehensive income (loss)	—	—	50,845	(3,720)	47,125
Issuance of common stock, net	68,871	30	—	—	30
Restricted stock grants, net	196,884	—	—	—	—
Stock-based compensation expense	—	889	—	—	889
Tax effect on nonvested restricted stock	—	(104)	—	—	(104)
Balances at December 31, 2013	47,592,061	330,839	(142,088)	(36)	188,715
Comprehensive income (loss)	—	—	3,737	2,871	6,608
Issuance of common stock, net	24,454,170	119,285	—	—	119,285
Restricted stock grants, net	445,619	—	—	—	—
Stock-based compensation expense	—	1,214	—	—	1,214
Tax effect on nonvested restricted stock	—	(339)	—	—	(339)
Balances at December 31, 2014	72,491,850	450,999	(138,351)	2,835	315,483
Comprehensive income (loss)	—	—	20,579	(1,214)	19,365
Issuance of common stock, net	207,266	—	—	—	—
Restricted stock grants, net	93,454	—	—	—	—
Stock-based compensation expense	—	2,482	—	—	2,482
Tax effect on nonvested restricted stock	—	(556)	—	—	(556)
Balances at December 31, 2015	72,792,570	$452,925	$(117,772)	$1,621	$336,774

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$20,579	$3,737	$50,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,294	4,694	3,052
Loan loss provision/ (credit)	(4,000)	—	1,000
Write-down of OREO	73	1,163	355
Increase/decrease in deferred income taxes	16,601	(577)	(50,068)
Gains on sales of mortgage loans, net	(1,505)	(1,181)	(2,268)
Gains on sales of investment securities available-for-sale	(475)	—	—
Deferred benefit plan income	(1,806)	(1,287)	(972)
Stock-based compensation expense	2,482	1,214	889
Gains on sales of OREO	(192)	(203)	(81)
Loss on sale of premises and equipment	—	—	140
Increase in cash surrender value of BOLI	(1,001)	(986)	(862)
Increase in other assets	(8,364)	(3,050)	(828)
Increase (decrease) in other liabilities	5,422	(2,830)	2,026
Originations of mortgage loans for sale	(72,319)	(67,823)	(121,787)
Proceeds from sales of mortgage loans	76,893	72,673	128,304
Net cash provided by operating activities	37,682	5,544	9,745

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(101,689)	(76,757)	(13)
Purchases of investment securities held to maturity	—	(2,292)	—
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	108,489	88,466	56,148
Proceeds from maturities and calls of investment securities held-to-maturity	12,618	19,193	492
Proceeds from redemption of FHLB stock	22,646	882	372
Loan originations, net of collections	(190,519)	(102,946)	(158,290)
Proceeds from sale of loans	3,150	—	—
Purchases of loans	(3,500)	—	—
Purchases of premises and equipment	(749)	(1,034)	(207)
Proceeds from sales of premises and equipment	26	—	—
Proceeds from sales of other assets	2,468	2,669	—
Proceeds from sales of OREO	1,712	2,580	5,219
Net cash assumed in AWB branch acquisition	—	—	22,828
Net cash received from acquisition of Home	—	38,620	—
Net cash used in investing activities	(145,348)	(30,619)	(73,451)

Cash flows from financing activities:
Net increase in deposits	102,938	53,654	65,601
Proceeds from stock options exercised	—	—	30
Tax effect of non-vested restricted stock	(556)	(339)	(104)
FHLB advance borrowing	95,000	110,000	132,000
Repayment of FHLB advances	(95,000)	(137,000)	(165,000)
Net cash provided by financing activities	102,382	26,315	32,527
Net increase (decrease) in cash and cash equivalents	(5,284)	1,240	(31,179)
Cash and cash equivalents at beginning of period	83,089	81,849	113,028
Cash and cash equivalents at end of period	$77,805	$83,089	$81,849
The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

Certain prior year amounts have been reclassified to conform with the 2015 presentation. None of these reclassifications have an effect on net income, net cash flows or equity.

Description of business

The Bank conducts a general banking business, operating branches in Central, Southern, and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Banking activities include the usual lending and deposit functions of a community and business bank: commercial, construction, real estate, installment, credit card, and mortgage loans; checking, money market, time deposit, and savings accounts; internet banking and bill payment; automated teller machines, and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

Method of accounting

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income and gains when earned and expenses and losses when incurred. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income, gains, expenses, and losses during the reporting periods. Actual results could differ from those estimates.

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community and business banking industry and consist of traditional banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and trust services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. The performance of the Company is reviewed by the executive management team and the Company’s Board of Directors (the “Board”) on a monthly basis. All of the executive officers of Bancorp are members of the Bank's executive management team, and operating decisions are made based on the performance of the Company as a whole. Accordingly, disaggregated segment information is not required to be presented in the accompanying consolidated financial statements, and the Company will continue to present one segment for financial reporting purposes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of collection), interest bearing deposits with the FRB and FHLB, and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.
The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts. At December 31, 2015, the Bank was not required to maintain any specific balances in correspondent bank accounts.

Supplemental disclosures of cash flow information

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Noncash investing and financing activities consist of unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; assets and liabilities assumed in the Home acquisition, as disclosed in Note 2; the transfer of approximately $1.6 million, $0.2 million, and $2.1 million of loans to other real estate owned (“OREO”) in 2015, 2014, and 2013, respectively; and the transfer of approximately $0.4 million of fixed assets to other assets in 2015.

During 2015, 2014, and 2013, the Company paid approximately $8.1 million, $8.1 million, and $3.0 million, respectively, in interest expense.

During 2015, 2014 and 2013, the Company made income tax payments of $1.1 million, nil and $0.1 million, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income. The Company had no trading securities during 2015, 2014, and 2013.

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

Investment securities are valued utilizing a number of methods including quoted prices in active markets, quoted prices for similar assets, quoted prices for securities in inactive markets, and inputs derived principally from - or corroborated by -observable market data by correlation or other means.

Gains and losses on the sales of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method generally over the period to maturity.

In estimating other-than-temporary impairment (“OTTI”) losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be OTTI would result in write-downs of the individual securities to their fair value. The fair value of the security then becomes the new cost basis. The related write-downs to fair value for available-for-sale equity securities would be included in earnings as realized losses. For individual debt securities which the Company does not intend to sell and for which it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI losses would be evaluated and (1) the portion related to credit losses would be included in earnings as realized losses and (2) the portion related to market or other factors would be recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual debt securities which the Company intends to sell or for which it more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date. For individual debt securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis. Management believes that all unrealized losses on investment securities at December 31, 2015 and 2014 are temporary (see Note 4).

FHLB stock

On May 31, 2015, the FHLB Seattle merged with and into FHLB Des Moines, as approved by the FHFA on December 22, 2014. As part of the FHLB merger, each share of FHLB Seattle stock outstanding was converted into one share of FHLB Des Moines stock. Immediately following the merger, all excess shares were repurchased or issued as needed to meet the

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

membership stock requirements. In relation to the FHLB merger, our investment in FHLB stock decreased from $25.6 million at December 31, 2014 to $3.0 million at December 31, 2015.

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2015 and 2014, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans

Loans are stated at the amount of unpaid principal, net of any premium or discount, reduced by the reserve for loan losses, the undisbursed portion of loans in process, and deferred loan fees.

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

At December 31, 2015 and 2014, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of December 31, 2015, the Company enhanced its methodology to better estimate reserves through the implementation of a separate qualitative risk assessment process that focuses on the commercial and industrial (“C&I”) portion of the portfolio. The C&I loan portfolio is stratified by industry classification using NAICS codes. At the stratified level, factors considered in the evaluation of the loans include current events, economic or market data, loan

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

performance and concentration risks. This qualitative risk assessment is separate from other qualitative risk assessments included in the allowance methodology.

As of June 30, 2013, management implemented a homogeneous pool approach to estimating reserves for consumer and small business loans. As of March 31, 2015, the reserve for loan loss methodology was enhanced within the Company’s C&I loan portfolio with respect to its holdings of shared national credits (“SNCs”). Risk ratings for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNC lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

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

Reserves for impaired loans are either specifically allocated within the reserve for loan losses or reflected as a partial charge-off of the loan balance. The Bank considers loans to be impaired when management believes that it is probable that either principal and/or interest amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, including the loan’s observable market price, the estimated fair value of the loan’s underlying collateral, or the value of a related guaranty. A significant portion of the Bank’s loans are either (1) collateralized by real estate, whereby the Bank primarily measures impairment based on the estimated fair value of the underlying collateral less the cost to sell, or the value of a related guaranty, or (2) are supported by underlying cash flows, whereby impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Accordingly, changes in such estimated collateral values or future cash flows could result in actual losses which differ from those estimated at the date of the consolidated balance sheets. Impairment measurements may also include consideration of information that becomes available subsequent to year-end. Small balance loans are reserved for based on the applicable loan segment and are reserved at the related pool rate (regardless of dollar amount). Generally, shortfalls on impaired small balance loans are charged off and the Bank does not establish specific reserves. Small balance loans are evaluated for impairment based on the borrower’s difficulty in making payments, an analysis of the borrower’s repayment capacity, collateral coverage, and shortfall, if any, created by reductions in payments or principal. Generally, the Bank evaluates a loan for impairment when a loan is determined to be adversely classified; small balance loans are monitored based on payment performance and are evaluated for impairment no later than 90 days past due.

The reserve for loan losses may include an unallocated amount based upon the Company’s judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $2.5 million at December 31, 2015 has decreased $2.8 million from the balance at December 31, 2014. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Due to the judgment involved in the determination of the qualitative and unallocated portions of the reserve for loan losses, the relationship of these components to the total reserve for loan losses may fluctuate from period to period.

Troubled debt restructurings (“TDRs”)

A loan is classified as a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower in the restructuring that the Company would not otherwise consider in the origination of a loan. In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession. These modifications are not considered TDRs. In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress. This could be the case if the Company is matching a competitor’s interest rate. These modifications would also not be considered TDRs. Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs. A TDR loan is considered to be impaired and is individually

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

evaluated for impairment. As with other impaired loans, a specific reserve is estimated for each TDR based on the difference between expected future cash flows discounted at the original contractual rate and the current balance of the loan. For collateral dependent loans, expected future cash flows include the estimated market value less cost to sell.

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in the Bank’s unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $0.4 million at both December 31, 2015 and 2014 and these amounts are included in other liabilities in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expenses in the accompanying consolidated statements of income.

Mortgage servicing rights (“MSRs”)

Net MSRs were $2.2 million at December 31, 2015 and 2014. MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. MSRs are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate, and term. Impairment adjustments, if any, are recorded through a valuation allowance. Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received.
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

The Company has CDI of $6.9 million and $7.7 million at December 31, 2015 and 2014, respectively, resulting from a business combination in 2014 and branch acquisitions in 2013.

Bank-owned life insurance (“BOLI”)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2015 and 2014, the Company had $28.6 million and $28.3 million, respectively, of separate account BOLI and $25.9 million and $25.1 million, respectively, of general account BOLI.

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect, the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The underlying funds within the separate account structure generated positive performance during 2015, 2014, and 2013. There can be no assurance that losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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
OREO, net of specific property valuation allowances, was $3.3 million at both December 31, 2015 and 2014.
Advertising

Advertising costs are generally charged to expense during the year in which they are incurred. Advertising expense was $0.6 million, $0.9 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Income taxes

The provision (benefit) for income taxes is based on income and expenses as reported for consolidated financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (benefit) for income taxes.

In estimating deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

At December 31, 2015, 2014 and 2013, the Company had a $0.1 million valuation allowance against its DTA due to reversal of substantially all of the Company’s DTA valuation allowance at December 31, 2012 of $41.7 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from a reassessment of the Company's Internal Revenue Code (“IRC”) Section 382 limitations and other analyses.

The DTA valuation allowance was established during 2009 due to uncertainty at the time regarding the Company’s ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Based on its earnings performance trend, expected continued profitability and improvements in the Company’s financial condition; management determined it was more likely than not that our DTA would be realized.

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

Derivatives and Hedging Activities

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC 815, the instruments are marked to market in earnings. The Company recorded non-interest income of $2.5 million, $1.8 million and $0.4 million related to swap fee income for the years ended December 31, 2015, 2014 and 2013, respectively. The offsetting fair value of the swap agreement assets and liabilities were $8.6 million at December 31, 2015 and $4.8 million as of December 31, 2014. The notional amount of open interest rate swap agreements at December 31, 2015 and December 31, 2014 was $169.7 million and $82.9 million.

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $57.0 million and $58.5 million were held in trust as of December 31, 2015 and 2014, respectively.

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

Preferred stock

Bancorp may issue preferred stock in one or more series, up to a maximum of 5,000,000 shares. Each series shall include the number of shares issued, preferences, special rights, and limitations, all as determined by the Board. Preferred stock may be issued with or without voting rights, not to exceed one vote per share, except in certain circumstances and the shares of preferred stock will not vote as a separate class or series except as required by state law. At December 31, 2015 and 2014, there were no shares of preferred stock issued and outstanding.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and the changes in net unrealized increase or decrease in the fair value of investment securities available-for-sale, net of taxes.

New authoritative accounting guidance

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category, and clarifies the need for a valuation allowance on deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-14. “Receivables- Troubled Debt Structurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” (“ASU 2014-14”). ASU 2014-14 clarifies accounting and reporting for foreclosed mortgage loans when the loan is subject to a government guarantee. The provisions require that a mortgage loan be derecognized and that a separate other receivable recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual period and interim periods within those annual periods, beginning after December 15, 2014. ASU 2014-14 was adopted in 2015 and did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 amended the effective date to December 15, 2017. Adoption of ASU 2014-09 and ASU 2015-14 is not expected to have a material effect on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables- Troubled Debt Restructurings by Creditors (subtopic 310-40): Classification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”). The provisions of ASU 2014-04 clarify that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. The provisions of ASU 2014-04 are effective for annual and interim reporting periods beginning on or after December 15, 2014. ASU 2014-04 was adopted by the Company in 2015 and did not have a material impact on its consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2. Business Combinations

Home Federal Bank (“Home”)

On May 16, 2014 (the “Home Acquisition Date”), pursuant to the Agreement and Plan of Merger, dated as of October 23, 2013 (the “Merger Agreement”), between the Company and Home, Home merged with and into Cascade with Cascade continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Home Federal Bank, a wholly-owned subsidiary of Home, merged with and into Bank of the Cascades, a wholly-owned subsidiary of Cascade, with Bank of the Cascades continuing as the surviving bank. The results of Home’s operations are included in the Company’s financial results beginning on the Home Acquisition Date. The strategic rationale for Home acquisition was to enhance Company’s franchise value by improving earnings, revenue, scale and efficiency and to achieve top community bank deposit market-share in select high growth markets in Oregon and Idaho.

All of Home’s common stock was converted into the right to receive $8.43 in cash and 1.6772 shares of Cascade common stock. The conversion of Home’s common stock into Cascades common stock resulted in Cascade issuing 24,309,131 shares of its common stock.

The Merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Home Acquisition Date. Goodwill of $78.6 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the two banking organizations as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the Merger is accounted for as a tax-free exchange.

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
Years Ended December 31, 2015, 2014 and 2013

The following table provides a summary of the purchase price calculation as of the Home Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair values.

Purchase Price (in thousands, except share data)
Cascade Bancorp common stock shares issued for Home Federal shares		24,309,131
Cascade share price as calculated in the Merger Agreement		$4.91
Consideration from common stock conversion (1.6772 ratio)		$119,285
Consideration paid in cash ($8.43 per share)		$122,163
Total purchase price		241,448
ASSETS
Cash and cash equivalents	$160,782
Investment securities	318,893
Loans	392,411
Premises and equipment	17,432
Other real estate owned	3,514
Deferred tax asset	15,514
BOLI	15,896
Other assets	13,259
Core deposit intangible	7,667
Total assets	$945,368
LIABILITIES
Deposits	$759,176
Other liabilities	23,354
Total liabilities	$782,530
Net identifiable assets acquired		162,838
Goodwill		$78,610

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

AmericanWest Bank (“AWB”) Branch Acquisition
On October 18, 2013, the Bank received required regulatory approval and completed its previously announced purchase of AWB’s Klamath Falls, Oregon branch and the assumption of customer relationships, including deposits and selected loans of AWB’s Bend and Redmond, Oregon branch offices. In total, the Bank acquired approximately $25.5 million of deposits, paying a deposit premium of 2.00% of the balance of core in-market deposits assumed, and approximately $1.6 million of performing loans for a cash purchase price of $2.8 million. The primary purpose of the acquisition was to expand the Company’s market share in the Central Oregon region.
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

3. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB ($21.9 million and $16.8 million at December 31, 2015 and 2014, respectively). Accordingly, the Bank complies with such requirements by holding cash on hand and maintaining average reserve balances on deposit with the FRB in accordance with such regulations.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

4. Investment securities

Investment securities at December 31, 2015 and 2014 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2015
Available-for-sale
U.S. Agency mortgage-backed securities (MBS) *	$154,691	$2,698	$(455)	$156,934
Non-agency MBS	118,765	477	(1,016)	118,226
U.S. Agency asset-backed securities	7,468	800	(23)	8,245
Corporate debt securities	26,199	121	—	26,320
Mutual fund	525	12	—	537
	$307,648	$4,108	$(1,494)	$310,262
Held-to-maturity
U.S. Agency mortgage-backed securities (MBS)	$98,800	$1,875	$(5)	$100,670
Tax credit investments	421	—	—	421
Obligations of state and political subdivisions	40,203	968	(2)	41,169
	$139,424	$2,843	$(7)	$142,260

2014
Available-for-sale
U.S. Agency MBS *	$232,514	$4,562	$(896)	$236,180
Non-agency MBS	66,872	232	(407)	66,697
U.S. Agency asset-backed securities	8,192	858	(42)	9,008
Corporate securities	7,333	137	—	7,470
Mutual fund	514	13	—	527
	$315,425	$5,802	$(1,345)	$319,882
Held-to-maturity
U.S. Agency mortgage-backed securities (MBS)	$110,175	$2,032	$—	$112,207
Tax credit investments	564	—	—	564
Obligations of state and political subdivisions	41,840	962	(18)	42,784
	$152,579	$2,994	$(18)	$155,555

* U.S. Agency MBS included private label MBS of approximately $7.8 million and $9.3 million at December 31, 2015 and 2014, respectively, which are supported by FHA/VA collateral.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2015
Available-for-sale
U.S. Agency MBS	$23,630	$(123)	$34,576	$(332)	$58,206	$(455)
Non-Agency MBS	66,412	(765)	12,225	(251)	78,637	(1,016)
U.S. Agency asset-backed securities	—	—	1,521	(23)	1,521	(23)
	$90,042	$(888)	$48,322	$(606)	$138,364	$(1,494)

Held-to-maturity
U.S. Agency MBS	$2,063	$(5)	$—	$—	$2,063	$(5)
Obligations of state and political subdivisions	725	(2)	—	—	725	(2)
	$2,788	$(7)	$—	$—	$2,788	$(7)
2014
Available-for-sale
U.S. Agency MBS	$15,807	$(17)	$41,479	$(879)	$57,286	$(896)
Non-Agency MBS	23,953	(220)	6,411	(187)	30,364	(407)
U.S. Agency asset-backed securities	718	(6)	1,582	(36)	2,300	(42)
	$40,478	$(243)	$49,472	$(1,102)	$89,950	$(1,345)

Held-to-maturity
Obligations of state and political subdivisions	3,806	(18)	—	—	3,806	(18)
	$3,806	$(18)	$—	$—	$3,806	$(18)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to elevated yield/rate spreads at December 31, 2015 and 2014 as compared to yield/rate relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as market volatility lessens and/or as securities approach their maturity dates. Accordingly, management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. No impairment adjustments have been recorded for the years ended December 31, 2015, 2014 and 2013.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2015, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The amortized cost and estimated fair value of investment securities at December 31, 2015, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$1,667	$1,665	$—	$—
Due after one year through five years	22,899	22,904	29,868	30,188
Due after five years through ten years	48,731	48,536	88,925	91,070
Due after ten years	233,826	236,620	20,210	20,581
Mutual fund	525	537	—	—
Tax credit investments	—	—	421	421
	$307,648	$310,262	$139,424	$142,260

Investment securities with an estimated fair value of approximately $118.0 million and $187.3 million at December 31, 2015 and 2014, respectively, were pledged or in the process of being pledged, to secure various borrowings and for other purposes as required or permitted by law.

The Company sold $30.0 million, $63.5 million and $0.4 million of investment securities during the years ended December 31, 2015, 2014 and 2013, respectively.

5. Loans and reserve for credit losses

 Loans receivable at December 31, 2015 and 2014 consisted of the following (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	2015		2014
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$263,095	18.1%	$198,845	16.8%
Non-owner occupied	431,379	29.7%	383,287	32.4%
Total commercial real estate loans	694,474	47.8%	582,132	49.2%
Construction	119,723	8.2%	100,437	8.5%
Residential real estate	237,084	16.3%	122,478	10.4%
Commercial and industrial	363,335	25.0%	342,746	29.0%
Consumer	38,362	2.7%	34,897	2.9%
Total loans	1,452,978	100.0%	1,182,690	100.0%

Less:
Deferred loan fees, net	(1,419)		(1,703)
Reserve for loan losses	(24,415)		(22,053)
Loans, net	$1,427,144		$1,158,934

Acquired loans (b):
Commercial real estate:
Owner occupied	$45,236	19.3%	$60,264	19.4%
Non-owner occupied and other	95,183	40.5%	114,256	36.9%
Total commercial real estate loans	140,419	59.8%	174,520	56.3%
Construction	10,629	4.5%	24,991	8.1%
Residential real estate	61,306	26.1%	82,209	26.5%
Commercial and industrial	21,109	9.0%	25,729	8.3%
Consumer	1,488	0.6%	2,401	0.8%
Total loans	234,951	100.0%	309,850	100.0%

Total loans:
Commercial real estate:
Owner occupied	$308,331	18.3%	$259,109	17.4%
Non-owner occupied and other	526,562	31.2%	497,543	33.3%
Total commercial real estate loans	834,893	49.5%	756,652	50.7%
Construction	130,352	7.7%	125,428	8.4%
Residential real estate	298,390	17.7%	204,687	13.7%
Commercial and industrial	384,444	22.8%	368,475	24.7%
Consumer	39,850	2.3%	37,298	2.5%
Total loans	1,687,929	100.0%	1,492,540	100.0%

Less:
Deferred loan fees	(1,419)		(1,703)
Reserve for loan losses	(24,415)		(22,053)
Loans, net	$1,662,095		$1,468,784

(a) Originated loans are loans organically made through the Company’s normal and customary origination process
(b) Acquired loans are loans acquired in the acquisition of Home, discussed elsewhere in this report.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following describes the distinction between originated and acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Originated loans

Loans originated for investment are stated at their principal amount outstanding, net of any premium or discount, adjusted for partial charge-offs, the reserve for loan losses and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans. Interest is not accrued on loans where collectability is uncertain. Accrued interest on loans is presented in "Other assets" on the consolidated balance sheets. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan as an adjustment to the related loan yield.

Approximately 72.3% of the Bank’s originated loan portfolio at December 31, 2015 consisted of real estate-related loans including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At December 31, 2015, approximately 74.9% of the Bank’s total portfolio (inclusive of acquired loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho and Seattle, Washington areas. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce commercial real estate (“CRE”) concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

The Company originates Commercial and Industrial (“C&I”) loans mainly to businesses in its footprint. Repayment of such loans is dependent upon future cash flows of the obligor businesses that are subject to various industry sector risk. In addition, the Company has purchased C&I participations typically referred to as Shared National Credits (“SNCs”). The SNC portfolio strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates. C&I loans are subject the the variety of credit risks described above but they are not directly secured by real estate.

In the normal course of business, the Bank may buy or participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2015 and 2014, the portion of loans participated to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $44.2 million and $34.5 million, respectively.

Acquired loans

Acquired loans are those purchased in the Home acquisition (See Note 2 - “Business Combinations” for further information). These loans were recorded at estimated fair value at the Home Acquisition Date. The fair value estimates for acquired loans is based on expected prepayments, charge offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years).

Of the loans acquired on the Home Acquisition Date and still held at December 31, 2015, $13.7 million or 5.8% were graded substandard. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of December 31, 2015, $29.8 million, or 12.7%, of the $235.0 million in acquired loans were covered under loss sharing agreements with the FDIC. The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements in September 2014 and 2015, the Company is no longer indemnified for losses and related expenses on covered assets and the risk-based capital ratios have been reduced. While the agreements are in place, the covered assets received a 20% risk-weighting. After the agreements expire, the risk-weighting for previously covered assets most likely increases to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets were no longer indemnified after September 2014 or September 2015. With the

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

amount of loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Home Acquisition Date which represents the estimated value of reimbursement the Company expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements were recorded as part of covered loans in conjunction with the Home acquisition accounting. Upon the determination of an incurred loss or recovery, the loss share receivable/payable is changed by the amount due to or due from the FDIC.

Changes in the loss share payable (receivable) associated with covered loans for the year ended December 31, 2015 were as follows (dollars in thousands):

Year ended
December 31, 2015
Balance at beginning of period	$(449)
Paid to FDIC	1,408
Increase due to impairment	73
FDIC reimbursement	(1,450)
Shared loss expenses	232
Adjustments from prior periods	(141)
OREO loss carryforward	38
Balance at end of period	$(289)

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

The increase in the reserve for loan losses from December 31, 2014 to December 31, 2015 was related to recoveries during the period. The unallocated reserve for loan losses at December 31, 2015 has decreased by $2.8 million from the balance at December 31, 2014. The Company has determined the level of unallocated reserve is appropriate based upon the lack of seasoning with respect to its methodology enhancements, including qualitative adjustments with respect to concentration risk and estimating reserves against certain loan pools and industries as opposed to reserving on a loan by loan basis for such loans. In addition, the unallocated reflects the lack of seasoning as to credit quality performance of its recently acquired Home and SNCs portfolios. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The fair value estimates for acquired loans are based on expected prepayments, charge offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was $6.0 million, representing a valuation adjustment for interest rate and credit quality. The credit component of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient a provision to the reserve for loan losses will be made.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2015
Reserve for loan losses
Balance at beginning of year	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Loan loss provision (credit)	(5,552)	(525)	(494)	4,682	707	(2,818)	(4,000)
Recoveries	4,150	436	850	3,820	618	—	9,874
Loans charged off	(278)	—	(402)	(1,377)	(1,455)	—	(3,512)
Balance at end of year	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$3,982	$1,312	$2,100	$14,044	$941	$2,476	$24,855

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2014
Reserve for loan losses
Balance at beginning of year	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision (credit)	(4,484)	(348)	(315)	(12)	579	4,580	—
Recoveries	1,801	1,242	929	2,158	309	—	6,439
Loans charged off	(1,268)	(296)	(874)	(1,563)	(1,242)	—	(5,243)
Balance at end of year	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$5,662	$1,401	$2,146	$6,919	$1,071	$5,294	$22,493

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2013
Reserve for loan losses
Balance at beginning of year	$11,596	$1,583	$3,551	$7,267	$2,177	$1,087	$27,261
Loan loss provision (credit)	203	159	(1,013)	1,808	216	(373)	1,000
Recoveries	1,034	708	433	2,694	263	—	5,132
Loans charged off	(3,268)	(1,915)	(590)	(5,508)	(1,255)	—	(12,536)
Balance at end of year	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$9,613	$803	$2,406	$6,336	$1,425	$714	$21,297

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at December 31, 2015 and 2014 (dollars in thousands). As the acquired loan portfolio is covered by the valuation adjustment taken at the time of acquisition and as the original mark continues to be more than sufficient, impaired acquired loans are excluded from the individually evaluated for impairment amounts below.

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
2015
Commercial real estate	$78	$3,856	$3,934	$3,835	$831,058	$834,893
Construction	—	1,044	1,044	365	129,987	130,352
Residential real estate	—	2,075	2,075	18	298,372	298,390
Commercial and industrial	164	13,805	13,969	2,724	381,720	384,444
Consumer	—	917	917	—	39,850	39,850
	$242	$21,697	21,939	$6,942	$1,680,987	$1,687,929
Unallocated			2,476
			$24,415

2014
Commercial real estate	$60	$5,554	$5,614	$28,947	$727,705	$756,652
Construction	—	1,133	1,133	963	124,465	125,428
Residential real estate	—	2,121	2,121	317	204,370	204,687
Commercial and industrial	25	6,819	6,844	3,495	364,980	368,475
Consumer	—	1,047	1,047	—	37,298	37,298
	$85	$16,674	16,759	$33,722	$1,458,818	$1,492,540
Unallocated			5,294
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
Years Ended December 31, 2015, 2014 and 2013

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

During the year ended December 31, 2015 the Bank reduced loans classified as special mention and substandard in the originated portfolio by $20.4 million, while total loans classified as special mention and substandard decreased $17.9 million. Remediation on the originated portfolio was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, and/or sales. Work began on the acquired loan portfolio at the Home Acquisition Date.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at December 31, 2015 and 2014 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
2015
Originated loans (a):
Commercial real estate:
Owner occupied	$243,113	$8,623	$1,426	$9,933	$263,095
Non-owner occupied	411,137	9,825	4,522	5,895	431,379
Total commercial real estate loans	654,250	18,448	5,948	15,828	694,474
Construction	118,752	—	971	—	119,723
Residential real estate	236,574	—	—	510	237,084
Commercial and industrial	328,934	11,220	13,729	9,452	363,335
Consumer	38,350	—	—	12	38,362
	$1,376,860	$29,668	$20,648	$25,802	$1,452,978
Acquired loans (b):
Commercial real estate:
Owner occupied	$34,081	$3,480	$7,341	$334	$45,236
Non-owner occupied	71,334	2,751	9,386	11,712	95,183
Total commercial real estate loans	105,415	6,231	16,727	12,046	140,419
Construction	10,597	—	—	32	10,629
Residential real estate	60,151	—	—	1,155	61,306
Commercial and industrial	17,034	153	3,461	461	21,109

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Consumer	1,485	—	—	3	1,488
	$194,682	$6,384	$20,188	$13,697	$234,951
Total loans:
Commercial real estate:
Owner occupied	$277,194	$12,103	$8,767	$10,267	$308,331
Non-owner occupied	482,471	12,576	13,908	17,607	526,562
Total commercial real estate loans	759,665	24,679	22,675	27,874	834,893
Construction	129,349	—	971	32	130,352
Residential real estate	296,725	—	—	1,665	298,390
Commercial and industrial	345,968	11,373	17,190	9,913	384,444
Consumer	39,835	—	—	15	39,850
	$1,571,542	$36,052	$40,836	$39,499	$1,687,929

2014
Originated (a):
Commercial real estate:
Owner occupied	$167,509	$8,749	$4,035	$18,552	$198,845
Non-owner occupied	350,420	10,383	16,145	6,339	383,287
Total commercial real estate loans	517,929	19,132	20,180	24,891	582,132
Construction	95,440	3,086	1,850	61	100,437
Residential real estate	119,280	1,380	552	1,266	122,478
Commercial and industrial	306,030	18,721	14,676	3,319	342,746
Consumer	34,852	—	—	45	34,897
	$1,073,531	$42,319	$37,258	$29,582	$1,182,690
Acquired loans (b):
Commercial real estate:
Owner occupied	$53,036	$1,125	$5,400	$703	$60,264
Non-owner occupied	81,008	11,380	16,906	4,962	114,256
Total commercial real estate loans	134,044	12,505	22,306	5,665	174,520
Construction	22,496	2,332	—	163	24,991
Residential real estate	79,603	—	—	2,606	82,209
Commercial and industrial	25,015	151	—	563	25,729
Consumer	2,345	—	—	56	2,401
	$263,503	$14,988	$22,306	$9,053	$309,850
Total loans:
Commercial real estate:
Owner occupied	$220,545	$9,874	$9,435	$19,255	$259,109
Non-owner occupied	431,428	21,763	33,051	11,301	497,543
Total commercial real estate loans	651,973	31,637	42,486	30,556	756,652
Construction	117,936	5,418	1,850	224	125,428
Residential real estate	198,883	1,380	552	3,872	204,687
Commercial and industrial	331,045	18,872	14,676	3,882	368,475
Consumer	37,197	—	—	101	37,298
	$1,337,034	$57,307	$59,564	$38,635	$1,492,540

(a) Originated loans are loans organically made through the Company’s normal and customary origination process
(b) Acquired loans are loans acquired in the acquisition of Home, discussed elsewhere in this report.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at December 31, 2015 and 2014 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
2015
Originated loans (a):
Commercial real estate:
Owner occupied	$1,020	$719	$1,739	$261,356	$263,095
Non-owner occupied	593	—	593	430,786	431,379
Total commercial real estate loans	1,613	719	2,332	692,142	694,474
Construction	—	—	—	119,723	119,723
Residential real estate	196	—	196	236,888	237,084
Commercial and industrial	346	239	585	362,750	363,335
Consumer	209	12	221	38,141	38,362
	$2,364	$970	$3,334	$1,449,644	$1,452,978

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$—	$—	$45,236	$45,236
Non-owner occupied	2,049	—	2,049	93,134	95,183
Total commercial real estate loans	2,049	—	2,049	138,370	140,419
Construction	46	—	46	10,583	10,629
Residential real estate	748	534	1,282	60,024	61,306
Commercial and industrial	6	5	11	21,098	21,109
Consumer	53	—	53	1,435	1,488
	$2,902	$539	$3,441	$231,510	$234,951

Total loans:
Commercial real estate:
Owner occupied	$1,020	$719	$1,739	$306,592	$308,331
Non-owner occupied	2,642	—	2,642	523,920	526,562
Total commercial real estate loans	3,662	719	4,381	830,512	834,893
Construction	46	—	46	130,306	130,352
Residential real estate	944	534	1,478	296,912	298,390
Commercial and industrial	352	244	596	383,848	384,444
Consumer	262	12	274	39,576	39,850
	$5,266	$1,509	$6,775	$1,681,154	$1,687,929

2014
Originated loans (a):
Commercial real estate:
Owner occupied	$732	$3,716	$4,448	$194,397	$198,845
Non-owner occupied	1,718	971	2,689	380,598	383,287
Total commercial real estate loans	2,450	4,687	7,137	574,995	582,132
Construction	—	100	100	100,337	100,437
Residential real estate	662	110	772	121,706	122,478
Commercial and industrial	288	334	622	342,124	342,746
Consumer	139	45	184	34,713	34,897

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	$3,539	$5,276	$8,815	$1,173,875	$1,182,690

Acquired loans (b):
Commercial real estate:
Owner occupied	$24	$—	$24	$60,240	$60,264
Non-owner occupied	—	147	147	114,109	114,256
Total commercial real estate loans	24	147	171	174,349	174,520
Construction	—	—	—	24,991	24,991
Residential real estate	1,736	288	2,024	80,185	82,209
Commercial and industrial	—	—	—	25,729	25,729
Consumer	66	—	66	2,335	2,401
	$1,826	$435	$2,261	$307,589	$309,850

Total loans:
Commercial real estate:
Owner occupied	$756	$3,716	$4,472	$254,637	$259,109
Non-owner occupied	1,718	1,118	2,836	494,707	497,543
Total commercial real estate loans	2,474	4,834	7,308	749,344	756,652
Construction	—	100	100	125,328	125,428
Residential real estate	2,398	398	2,796	201,891	204,687
Commercial and industrial	288	334	622	367,853	368,475
Consumer	205	45	250	37,048	37,298
	$5,365	$5,711	$11,076	$1,481,464	$1,492,540

(a) Originated loans are loans organically made through the Company’s normal and customary origination process
(b) Acquired loans are loans acquired in the acquisition of Home, discussed elsewhere in this report.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.1 million at both December 31, 2015 and 2014.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table presents information related to impaired loans, by portfolio class, at December 31, 2015 and 2014 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
2015
Commercial real estate:
Owner occupied	$1,032	$2,157	$3,189	$4,285	$73
Non-owner occupied	646	—	646	646	5
Total commercial real estate loans	1,678	2,157	3,835	4,931	78
Construction	—	365	365	365	—
Residential real estate	—	18	18	18	—
Commercial and industrial	2,539	185	2,724	3,366	164
Consumer	—	—	—	—	—
	$4,217	$2,725	$6,942	$8,680	$242

2014
Commercial real estate:
Owner occupied	$436	$5,624	$6,060	$8,699	$41
Non-owner occupied	1,087	21,800	22,887	22,943	19
Total commercial real estate loans	1,523	27,424	28,947	31,642	60
Construction	—	963	963	963	—
Residential real estate	—	317	317	353	—
Commercial and industrial	2,702	793	3,495	3,962	25
Consumer	—	—	—	—	—
	$4,225	$29,497	$33,722	$36,920	$85

At December 31, 2015 and 2014, the total recorded balance of impaired loans in the above table included $0.8 million and $22.8 million, respectively, of troubled debt restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Commercial real estate:
Owner occupied	$3,216	$6,115	$12,922
Non-owner occupied	6,384	22,699	25,655
Total commercial real estate loans	9,600	28,814	38,577
Construction	499	1,157	2,283
Residential real estate	54	381	1,596
Commercial and industrial	2,793	4,015	7,039
Consumer	—	—	485
	$12,946	$34,367	$49,980

Interest income recognized for cash payments received on impaired loans for the year ended December 31, 2015 was $0.6 million and for years ended December 31, 2014 and 2013 was insignificant.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Information with respect to the Company’s non-accrual loans, by portfolio class, at December 31, 2015 and 2014 is as follows (dollars in thousands):

	2015	2014
Commercial real estate:
Owner occupied	$2,742	$5,564
Non-owner occupied	434	1,940
Total commercial real estate loans	3,176	7,504
Construction	—	216
Residential real estate	1,427	3,165
Commercial and industrial	447	744
Consumer	3	56
Total non-accrual loans	$5,053	$11,685

Accruing loans which are contractually past due 90 days or more:
Commercial and industrial	56	9
Consumer	12	45
Total accruing loans which are contractually past due 90 days or more	$68	$54

TDRs

The Company allocated no specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2015 and $0.1 million as of December 31, 2014. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accrual status.

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—	5	$27,677
Construction	—	—	—	—	1	1,243
Residential real estate	—	—	—	—	—	—
Commercial and industrial	1	25	—	—	4	1,237
Consumer	—	—	—	—	—	—
	1	$25	—	$—	10	$30,157

There were no loans modified and recorded as TDRs during the year ended December 31, 2014. There was no change in the pre- and post-TDR outstanding recorded investment for loans restructured during the years ended December 31, 2015, 2014 and 2013. The increase in the outstanding recorded investment of loans modified and recorded as TDRs during the year ended December 31, 2013 was primarily the result of remediation to bolster cash flow of stressed loans, and includes the restructuring of a large CRE credit in the Bank’s loan portfolio during the first quarter of 2013.

At December 31, 2015 and 2014, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the years ended December 31, 2015 and 2013 and by the primary type of concession granted (dollars in thousands). There were no restructured TDRs in 2014.

2015	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	25	—	25
Consumer	—	—	—	—
	$—	$25	$—	$25

2013	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$3,809	$2,368	$21,500	$27,677
Construction	—	1,243	—	1,243
Residential real estate	—	—	—	—
Commercial and industrial	174	1,063	—	1,237
Consumer	—	—	—	—
	$3,983	$4,674	$21,500	$30,157

The following table presents, by portfolio segment, the TDRs which had payment defaults during the years ended December 31, 2013 that had been previously restructured within the last twelve months prior to December 31, 2013 (dollars in thousands). There were no TDRs which had payment defaults during the year ended December 31, 2015 and 2014 that had been previously restructured within the last twelve months prior to December 31, 2015 and 2014.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2013
	Number of loans	TDRs restructured in the period with a payment default
Commercial real estate	2	$3,500
Construction	—	—
Residential real estate	—	—
Commercial and industrial	—	—
Consumer loans	—	—
	2	$3,500

6. Mortgage banking activities

Net MSRs, as included in Other Assets, at December 31, 2015 and 2014 were $2.2 million. Transactions in the Company’s MSRs for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands).

	2015	2014
Balance at beginning of year	$2,248	$2,232
Additions	631	685
Amortization	(693)	(669)
Change in valuation allowance	—	—
Balances at end of year	$2,186	$2,248

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	2015	2014	2013
Origination and processing fees	$614	$748	$651
Gain on sales of mortgage loans, net	2,007	1,539	3,337
MSR valuation allowance	—	—	157
Servicing fees, net	689	678	515
Amortization	(693)	(669)	(399)
Mortgage banking income, net	$2,617	$2,296	$4,261

7. Premises and equipment

Premises and equipment at December 31, 2015 and 2014 consisted of the following (dollars in thousands):

	2015	2014
Land	$10,501	$10,501
Buildings and leasehold improvements	39,150	39,251
Furniture and equipment	15,991	15,848
	65,642	65,600
Less accumulated depreciation and amortization	(23,611)	(21,951)
Premises and equipment, net	$42,031	$43,649

8. Other real estate owned (“OREO”), net

Transactions in the Company’s OREO for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Balance at beginning of year	$3,309	$3,144	$6,552
Additions	1,558	3,705	2,086
Dispositions	(3,140)	(3,611)	(13,742)
Change in valuation allowance	1,547	71	8,248
Balance at end of year	$3,274	$3,309	$3,144

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Balance at beginning of year	$2,323	$2,394	$10,642
Additions to valuation allowance	72	1,163	356
Reductions due to sales of OREO	(1,619)	(1,234)	(8,604)
Balance at end of year	$776	$2,323	$2,394

The following table summarizes OREO expenses for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Operating costs	$367	$175	$254
(Gains) losses on sales of OREO	(371)	(183)	(81)
Increases in valuation allowance	72	996	356
Total	$68	$988	$529

9. Goodwill and other intangibles assets

As presented in Note 2, the Company recorded $78.6 million of goodwill in connection with the acquisition of Home in 2014. The change in goodwill in 2015 relates to acquisition accounting adjustments. In accordance with the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of December 31, 2015 and 2014 and concluded that there was no impairment to goodwill.

Core deposit intangibles (“CDI”) are evaluated for impairment on an annual basis and between annuals tests if events and circumstances indicate a possible impairment. The CDI is amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the years ended December 31, 2015 and 2014 (dollars in thousands). The Company had $0.5 million recorded CDI and no amortization expense during 2013.

	2015	2014
Gross core deposit intangibles balance, beginning of period	$8,196	$529
Accumulated amortization, beginning of period	(513)	—
Core deposit intangible, net, beginning of period	7,683	529
Established through acquisitions	—	7,667
CDI current period amortization	(820)	(513)
Total core deposit intangible, end of period	$6,863	$7,683

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table provides the estimated future amortization expense of CDI for the succeeding five years (dollars in thousands):

Years Ending December 31,
2016	$820
2017	820
2018	820
2019	820
2020	820

10.  Derivatives

Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index, or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. The Company obtains dealer quotations to value its derivative contracts.

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

As of December 31, 2015 and 2014, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands).

	Asset Derivatives				Liability Derivatives
	2015		2014		2015		2014
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$169,720	$8,646	$82,935	$4,828	$169,720	$8,646	$82,935	$4,828

(1)- Included in other assets on the consolidated balance sheet
(2)- Included in other liabilities on the consolidated balance sheet

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Swap fee income, as included in noninterest income, was $2.5 million, $1.8 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $8.6 million and $4.6 million as of December 31, 2015 and 2014, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s balance sheet as of December 31, 2015 and 2014(dollars in thousands):

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount

Asset Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$—	$8,646

Liability Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$8,595	$51

	December 31, 2014
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$4,828	$—	$4,828	$—	$—	$4,828

Liability Derivatives
Interest rate swaps	$4,828	$—	$4,828	$—	$4,595	$233

11. Time deposits

Time deposits in amounts of $250 thousand or more aggregated to approximately $32.5 million and $45.2 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled annual maturities of all time deposits were approximately as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

2016	$115,037
2017	34,993
2018	11,528
2019	9,408
2020	4,582
Thereafter	149
$175,697

At December 31, 2015 and 2014, the Bank had no wholesale brokered deposits.

12. Other borrowings

The Bank is a member of the FHLB Des Moines. As a member, the Bank has a committed borrowing line of credit up to 35% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At December 31, 2015 and 2014, the Bank had no outstanding borrowings under the committed lines of credit. In June 2013, the Bank elected to prepay $60.0 million in FHLB advances bearing a weighted average interest rate of 3.17% to save in interest expense going forward. As a result of such early prepayments, the Company incurred prepayment penalties of $3.8 million. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities, and certain loans. At December 31, 2015, the Bank had available borrowings with the FHLB of approximately $491.2 million, based on eligible collateral. There can be no assurance that future advances will be allowed by the FHLB.

At December 31, 2015, the Bank had no borrowings outstanding with the FRB and had approximately $16.4 million in available short-term borrowings at FRB, collateralized by certain of the Bank’s loans and securities.

As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $110.0 million at December 31, 2015. At December 31, 2015, the Company had no outstanding borrowings under these federal fund borrowing agreements.

13. Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2015 and 2014, the Bank had no material commitments to extend credit at below-market interest rates.
The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments which are used to meet the financing needs of its customers is approximately as follows at December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Commitments to extend credit	$479,353	$371,871
Commitments under credit card lines of credit	65,988	28,822
Standby letters of credit	5,090	4,201
Total off-balance sheet financial instruments	$550,431	$404,894

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank applies established credit related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty. The increase in commitments between 2014 and 2015 mainly reflect higher residential and commercial construction and C&I lending commitments.

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2015 and 2014, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.
Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2015, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows (dollars in thousands):

2016	$1,880
2017	1,517
2018	1,345
2019	1,078
2020	724
Thereafter	5,060
$11,604

Total rental expense was approximately $2.3 million in 2015, $3.0 million in 2014, and $2.1 million in 2013. The increase in rental expense in 2014 was primarily related to additional leased properties obtained during the Home acquisition.

Litigation

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2015.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law,

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository and to the extent sufficient collateral is unavailable to repay public funds, the assessment applicable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged letters of credit issued by the FHLB which collateralizes public deposits not otherwise insured by the FDIC. At December 31, 2015, there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss, and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

14. Income taxes

The approximate benefit (provision) for income taxes for the years ended December 31, 2015, 2014, and 2013 was as follows (dollars in thousands):

	2015	2014	2013
Current:
Federal	$(582)	$(185)	$30
State	(111)	(30)	(27)
	(693)	(215)	3
Deferred	(11,820)	37	50,143
Benefit (provision) for income taxes	$(12,513)	$(178)	$50,146

The benefit (provision) for income taxes results in effective tax rates which are different than the federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2015, 2014, and 2013 is as follows (dollars in thousands):

	2015	2014	2013
Expected federal income tax provision/credit at statutory rates	$(11,582)	$(1,370)	$(238)
State income taxes, net of federal effect	(1,456)	(179)	(33)
Effect of nontaxable income, net	643	489	547
Reversal of valuation allowance	4	—	41,632
Section 382 impairment re-evaluation	—	—	8,163
Tax affected disallowed merger costs	—	(974)	—
Rate change for deferred taxes	(353)	1,687	52
Other, net	231	169	23
Benefit (provision) for income taxes	$(12,513)	$(178)	$50,146

The income tax provision in 2015 represents a 37.8% effective tax rate on the Company’s $33.1 million of pretax income. This rate differs from statutory rates due primarily to a revaluation of net deferred tax assets, mainly related to an anticipated change in our applicable state rate at the time the net DTA will be utilized, less additional tax effect of nontaxable income arising from bank-owned life insurance and municipal securities. Other differences to the effective tax rate were related to normal recurring permanent differences and tax credits.
The significant components of the net deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	2015	2014
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$8,961	$9,920
Deferred benefit plan expenses, net	12,768	11,942
Federal and state net operating loss and other carryforwards	28,068	39,532
Tax credit carryforwards	2,427	1,397
Allowance for losses on OREO	651	928
Accrued interest on non-accrual loans	169	2,240
Purchased intangibles	5,390	6,580
Fair value of acquired assets/liabilities	1,563	2,849
Other	575	793
Deferred tax assets	60,572	76,181
Valuation allowance for deferred tax assets	(74)	(78)
Deferred tax assets, net of valuation allowance	60,498	76,103
Deferred tax liabilities:
Accumulated depreciation and amortization	2,070	2,552
Deferred loan fees	1,233	(466)
FHLB stock dividends	2,242	2,289
Net unrealized gains on investment securities available-for-sale	994	1,765
Purchased intangibles	2,543	2,885
Other	743	952
Deferred tax liabilities	9,825	9,977
Net deferred tax assets (liabilities)	$50,673	$66,126

The Company recorded an income tax provision of $12.5 million and $0.2 million in 2015 and 2014, respectively, and an income tax benefit of $50.1 million in 2013. The significant income tax benefit in 2013 resulted primarily from reversing substantially all of the Company’s DTA valuation allowance at June 30, 2013 of $41.6 million and the reversal of certain previously written-off deferred tax benefits of $8.5 million resulting from the reassessment of the Company’s Internal Revenue Code (“IRC”) Section 382 limitations and other related analyses.

At December 31, 2015, the Company had deferred tax assets of $22.1 million and $6.0 million for federal and state net operating loss (“NOL”) carry-forwards, respectively. Also, the Company had deferred tax assets of $0, $2.3 million and $0.2 million for charitable contribution carry-forwards, federal and state tax credits, respectively. At December 31, 2014, the Company had deferred tax assets of $32.1 million and $6.6 million relating to federal and state NOL carry-forwards, respectively. Also, the Company had $0.8 million, $1.3 million and $0.1 million relating to charitable contribution carry-forwards, federal and state tax credits, respectively.

At December 31, 2015, the deferred tax assets above correspond to federal and state NOL carry forwards available of $63.0 million and $119.4 million, respectively. The NOLs are available to offset future taxable income through 2034. Also, at December 31, 2015, the Company had charitable contributions carry-forwards of $0.1 million, which will expire in 2018, and federal and state credits of $2.3 million and $0.2 million, respectively, which will expire between 2017 and 2035.

In estimating DTA, management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $0.1 million. The DTA valuation allowance relates to state attributes that will expire without benefit.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

In 2009, a valuation allowance was established due to uncertainty at the time regarding the Company’s ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Due to cumulative losses incurred by the Company in years prior to 2012 and other relevant considerations, the Company was unable to conclude that it was more likely than not that it will realize its net deferred tax asset and, accordingly, maintained a valuation allowance to fully offset its deferred tax asset at December 31, 2012 and 2011.

During 2013, the Company reversed substantially all of its existing valuation allowance due to management’s determination that it was more likely than not that the Company’s deferred tax asset would be realized. The determination resulted from consideration of both the positive and negative evidence available that can be objectively verified.

Management completed its assessment of the Internal Revenue Code Section 382 limitations, resulting from the capital raise conducted by the Company in January 2011 in which it raised $177.0 million, and from the merger with Home in May 2014. As broadly defined in Section 382, both the issuance of common stock in connection with the capital raise as well as the merger resulted in an “ownership change” of the Company. The NOL carry-forwards and tax credits at December 31, 2014 are expected to be utilized over the statutory carry-forward period.

The Company files a U.S. federal income tax return, state income tax returns in Idaho, Oregon, and other state and local income tax returns in various jurisdictions. As of December 31, 2015, our federal tax returns for 2011 and earlier and our state tax returns for 2010 and earlier were no longer subject to examination by the taxing authorities. However, our tax attribute carry-forwards from closed tax years may be subject to examination to the extent utilized in an open tax year.

The Company has evaluated its income tax positions as of December 31, 2015 and 2014. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2015, 2014 or 2013.

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

The numerators and denominators used in computing basic and diluted net income per common share for the years ended December 31, 2015, 2014 and 2013 can be reconciled as follows (dollars in thousands, except per share data):

	2015	2014	2013
Net income	$20,579	$3,737	$50,845

Weighted-average shares outstanding - basic	71,788,827	62,265,230	47,186,756
Dilutive securities	179,926	74,640	296,956
Weighted-average shares outstanding - diluted	71,968,753	62,339,870	47,483,712
Common stock equivalent shares excluded due to antidilutive effect	3,361,624	85,901	64,171

Basic and diluted:
Net income per common share (basic)	$0.29	$0.06	$1.08
Net income per common share (diluted)	$0.29	$0.06	$1.07

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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
An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2015 and 2014 was approximately as follows (dollars in thousands):

	2015	2014
Balance at beginning of year	$2,791	$2,633
Additions	106	398
Repayments	(644)	(240)
Balance at end of year	$2,253	$2,791

Some officers and directors of the Bank also have credit card lines. The total outstanding balance of their credit cards at December 31, 2015 and 2014 was $0.03 million and $0.01 million, respectively while the total outstanding commitments on these cards were $0.1 million.

17. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of 5 years. The total amounts charged to operations under the Plan were approximately $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2015 and 2014 was approximately $25.9 million and $25.1 million, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $28.6 million and $28.3 million at December 31, 2015 and 2014, respectively. At both December 31, 2015 and 2014, the liabilities related to the deferred compensation plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $7.4 million. The amount of expense charged to operations in 2015, 2014, and 2013 related to the deferred compensation plans was approximately $0.4 million, $0.3 million and $0.1 million, respectively. As of December 31, 2015 and 2014, the liabilities related to the salary continuation and SERP plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $19.1 million and $18.7 million,

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

respectively. The amount of expense charged to operations in 2015, 2014, and 2013 for the salary continuation, SERP and fee continuation plan was $1.4 million, $1.0 million and $0.8 million, respectively.

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

At December 31, 2015, 269,270 shares reserved under the stock-based compensation plans were available for future grants.

Stock Option Grants

During the year ended December 31, 2015, the Company granted 3,300,000 stock options and incurred stock option compensation expense of $1.0 million. The 2015 grants are the first material stock option grants since 2008. In this time interval, the Company made only de minimis option grants to non-executive officers to facilitate hiring. The 2015 grants, which had an estimated grant date fair value of $1.63 per share and strike price of $4.79 per share, are scheduled to vest over a three to five year period and carry a 10 year life. Using the Black-Scholes model, assumptions related to the fair value of grants include a dividend yield of 0%, expected volatility of 36.59%, a risk free rate of 1.28%, and expected option life of five years.
The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model is affected by subjective assumptions including historical volatility of the Company’s common stock price. Assumptions affecting the Black-Scholes option pricing model for the 2015 stock grants include a dividend yield that was based on historical dividend information. The expected volatility was based on the historical volatility of the Company’s common stock price as adjusted for certain historical periods of extraordinary volatility in order to provide a basis for a reasonable estimate of fair value.
In adjusting its methodology for calculating expected volatility, the Company identified certain historical periods during which extraordinary price volatility which was caused by discrete events specific to the Company that are not likely to recur, including recapitalization, the discounted payoff of its junior subordinated debentures, a major bulk sale of its adversely risk rated assets, the write off and recapture of its DTA, and highly uncertain regulatory circumstances. For the identified periods, the Company replaced its common stock price volatility with the average volatility of a peer group of publicly traded banks in the Western U.S. of comparable size and complexity. The Company expects to use this methodology for potential future stock options grants until such a time that the periods of historical volatility containing the events noted above drop off of its historical analysis. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

time that options are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.

During the years ended December 31, 2014 and 2013, the Company granted a de minimis number of stock options, and related stock option compensation expense was immaterial for these periods. As of December 31, 2015, unrecognized compensation cost related to nonvested stock options totaled $4.4 million, which is expected to be recognized in 2016 through 2020.

The following table presents the activity related to options under all plans for the years ended December 31, 2015, 2014, and 2013.

	2015		2014		2013
	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price
Balance at beginning of year	85,901	$34.85	111,571	$38.92	139,446	$53.66
Granted	3,300,000	4.79	—	—	5,507	6.80
Exercised/Released	—	—	—	—	(5,250)	5.70
Cancelled / forfeited	(8,301)	21.14	(20,482)	33.90	(17,326)	124.87
Expired	(1,691)	151.20	(5,188)	125.83	(10,806)	90.72
Balance at end of year	3,375,909	$5.44	85,901	$34.85	111,571	$38.92
Exercisable at end of year	75,909		67,407		73,665

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2015 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Number of options	Weighted-average exercise price
Under $50.00	3,361,624	$4.81	9.0	61,624	$5.75
$80.01 - $120.00	9,201	101.30	2.2	9,201	101.30
$160.01 - $220.00	1,634	207.30	0.1	1,634	207.20
$220.01 - $279.00	3,450	271.98	1.1	3,450	271.98
	3,375,909	$5.44	9.0	75,909	$33.77

Restricted Stock Grants
The Company has also granted awards of nonvested restricted stock. During the year ended December 31, 2015, the Company granted 411,037 additional shares of restricted stock with a weighted-average grant date fair value of $5.00 per share, which vest during 2016 through 2020. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2015:

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2015	794,473	$6.62
Granted	411,037	5.00
Released	(222,849)	5.19
Canceled / forfeited	(73,251)	4.99
Nonvested as of December 31, 2015	909,410	$6.37

Nonvested restricted stock is scheduled to vest over a three to five year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the estimated applicable service or vesting periods. As of December 31, 2015, unrecognized compensation cost related to nonvested restricted stock totaled approximately $3.7 million, which is expected to be recognized over the next five years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2015, 2014, and 2013 was $1.5 million, $1.2 million, and $0.8 million, respectively.

The Company has also granted awards of restricted stock units (“RSUs”). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was insignificant for the years ended December 31, 2015, 2014, and 2013. There was no unrecognized compensation cost related to RSUs at December 31, 2015, 2014, and 2013, as all RSUs were fully-vested. There were no RSUs granted and no RSUs cancelled during the years ended December 31, 2015 and 2014. There were 4,498 RSUs granted during the year ended December 31, 2013 and there were no RSUs cancelled. At December 31, 2015 there were no fully-vested RSUs outstanding. At both December 31, 2014 and December 31, 2013, there were 16,067 fully-vested RSUs outstanding with a weighted-average grant date fair value of $9.22 per share.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. Where available, fair value is based upon quoted market prices. Significant balances of the Bank’s financial assets and liabilities do not have quoted market prices. In such circumstances, fair value is based upon internal or third party models that primarily use, as inputs, observable market-based parameters, such as yields and discount rates of comparable instruments of like duration or credit quality. Valuation adjustments may be made to model results with respect to various assets or liabilities. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the condensed consolidated balance sheet date may differ significantly from the amounts presented herein.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

The Company’s only financial assets measured at fair value on a recurring basis at December 31, 2015 and 2014 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
2015
Assets:
Investment securities available-for-sale	$—	$310,262	$—
Interest rate swap derivatives	—	8,646	—
Total assets	$—	$318,908	$—

Liabilities:
Interest rate swap derivatives	$—	$8,646	$—

2014
Assets:
Investment securities available-for-sale	$—	$319,882	$—
Interest rate swap derivatives	—	4,828	—
Total assets	$—	$324,710	$—

Liabilities:
Interest rate swap derivatives	$—	$4,828	$—

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at December 31, 2015 and 2014 (dollars in thousands):

	Level 1	Level 2	Level 3
2015
Impaired loans	$—	$—	$50
Other real estate owned	—	—	3,274
	$—	$—	$3,324

2014
Impaired loans	$—	$—	$1,423
Other real estate owned	—	—	3,309
	$—	$—	$4,732

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014 (dollars in thousands):

	2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$50	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,274	Market approach	Appraised value less selling costs of 5% to 10%

	2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$1,423	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,309	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2015 or 2014. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2015 or 2014.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2015 and 2014.

Because GAAP excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The Company uses the following methods and assumptions to estimate the fair value of its financial instruments:

Cash and cash equivalents:  The carrying amount approximates the estimated fair value of these instruments.

Investment securities: See above description.

FHLB stock:  The carrying amount approximates the estimated fair value of this investment.

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using December 31, 2015 and 2014 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available) or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount of both the separate and general account BOLI approximates the estimated fair value of these instruments. Fair values of insurance policies owned are based on the insurance contracts’ cash surrender values.

 MSRs: The estimated fair value of MSRs is calculated by discounting the expected future contractual cash flows. Factors considered in the estimated fair value calculation include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs, ancillary income, and borrower rates.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2015 and 2014 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s December 31, 2015 and 2014 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2015 and 2014 were approximately as follows (dollars in thousands):

		2015		2014
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$77,805	$77,805	$83,089	$83,089
Investment securities:
Available-for-sale	Level 2	310,262	310,262	319,882	319,882
Held-to-maturity	Level 2	139,424	142,260	152,579	155,555
FHLB stock	Level 2	3,000	3,000	25,646	25,646
Loans held-for-sale	Level 2	3,621	3,621	6,690	6,690
Loans, net	Level 3	1,662,095	1,656,986	1,468,784	1,471,327
BOLI	Level 3	54,450	54,450	53,449	53,449
MSRs	Level 3	2,186	3,027	2,248	2,773
Interest rate swap derivatives	Level 2	8,646	8,646	4,828	4,828

Financial liabilities:
Deposits	Level 2	2,083,088	2,082,748	1,981,622	1,981,994
Interest rate swap derivatives	Level 2	8,646	8,646	4,828	4,828

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

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”). Under the final rules, which became effective for the Bancorp and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Bancorp and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1” ratio) of 4.5% and a capital conservation buffer of 2.5% above the regulatory minimum risk-based capital requirements, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also (i) raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), (ii) effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and (iii) requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of December 31, 2015 and 2014 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$96,817	4.0%	$121,022	5.0%
Bank	223,533	9.3	96,662	4.0	120,827	5.0
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	88,818	4.5	128,292	6.5
Bank	223,533	11.4	88,663	4.5	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	118,424	6.0	157,898	8.0
Bank	223,533	11.4	118,218	6.0	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	157,898	8.0	197,373	10.0
Bank	248,346	12.6	157,624	8.0	197,030	10.0

December 31, 2014
Tier 1 leverage (to average assets)
Bancorp	$170,615	7.7%	$89,076	4.0%	$111,345	5.0%
Bank	167,056	7.5	88,946	4.0	111,183	5.0
Tier 1 capital (to risk-weighted assets)
Bancorp	170,615	9.9	68,892	4.0	103,338	6.0
Bank	167,056	9.7	68,700	4.0	103,050	6.0
Total capital (to risk-weighted assets)
Bancorp	192,162	11.2	137,784	8.0	172,230	10.0
Bank	188,543	11.0	137,400	8.0	171,750	10.0

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

21. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$2,272	$3,177
Investment in subsidiary	328,771	307,568
Deferred tax asset	4,624	3,614
Other assets	1,107	1,124
Total assets	$336,774	$315,483
Liabilities and stockholders’ equity:
Stockholders’ equity	$336,774	$315,483
Total liabilities and stockholders’ equity	$336,774	$315,483

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

21. Parent company financial information  - (continued)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2015	2014	2013
Income:
Interest income	$5	$10	$5
Expenses:
Administrative	2,619	1,347	1,031
Other	378	3,217	202
Total expenses	2,997	4,564	1,233
Loss before income taxes and equity in undistributed net losses of subsidiary	(2,992)	(4,554)	(1,228)
Credit for income taxes	1,154	2,053	1,797
Gain (loss) before equity in undistributed net losses of subsidiary	(1,838)	(2,501)	569
Equity in undistributed net income of subsidiary	22,417	6,238	50,276
Net income	$20,579	$3,737	$50,845
Comprehensive income	$19,365	$6,608	$47,125

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

21. Parent company financial information  - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$20,579	$3,737	$50,845
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(22,417)	(6,238)	(50,276)
Stock-based compensation expense	2,482	1,214	889
Increase in deferred tax asset	(1,010)	(1,794)	(1,820)
Increase in other assets	17	(936)	(6)
(Decrease) increase in other liabilities	—	—	—
Net cash used in operating activities	(349)	(4,017)	(368)

Cash flows from financing activities:
Tax effect of nonvested restricted stock	(556)	(339)	(104)
Proceeds from issuance of common stock	—	119,285	—
Increase due to business combination	—	(111,879)	—
Stock options exercised	—	—	30
Dividend from Bank	—	—	450
Net cash provided by (used in) financing activities	(556)	7,067	376
Net increase (decrease) in cash and cash equivalents	(905)	3,050	8
Cash and cash equivalents at beginning of year	3,177	127	119
Cash and cash equivalents at end of year	$2,272	$3,177	$127

These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

22. Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2015 (dollars in thousands):

	2015

	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$20,217	$20,841	$19,819	$19,510	$80,387
Interest expense	429	430	467	546	1,872
Net interest income	19,788	20,411	19,352	18,964	78,515
Loan loss provision (recovery)	(2,000)	—	—	(2,000)	(4,000)
Net interest income after loan loss provision	21,788	20,411	19,352	20,964	82,515
Non-interest income	5,772	6,384	6,695	6,122	24,973
Non-interest expense	18,115	19,070	18,391	18,820	74,396
Income before provision for income taxes	9,445	7,725	7,656	8,266	33,092
Income tax (provision)/ benefit	(3,878)	(2,626)	(2,861)	(3,148)	(12,513)
Net income	5,567	5,099	4,795	5,118	20,579
Net earnings available to common shareholders	$5,567	$5,099	$4,795	$5,118	$20,579

Basic net income per common share	$0.08	$0.07	$0.07	$0.07
Diluted net income per common share	$0.08	$0.07	$0.07	$0.07

	2014

	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$19,745	$19,313	$16,212	$12,104	$67,374
Interest expense	657	721	544	367	2,289
Net interest income	19,088	18,592	15,668	11,737	65,085
Loan loss provision (recovery)	—	—	—	—	—
Net interest income after loan loss provision	19,088	18,592	15,668	11,737	65,085
Non-interest income	6,472	5,533	4,814	3,352	20,171
Non-interest expense	17,538	19,728	30,225	13,850	81,341
Income before provision for income taxes	8,022	4,397	(9,743)	1,239	3,915
Income tax (provision)/ benefit	(2,982)	(1,965)	5,065	(296)	(178)
Net income	5,040	2,432	(4,678)	943	3,737
Net earnings available to common shareholders	$5,040	$2,432	$(4,678)	$943	$3,737

Basic net income per common share	$0.07	$0.03	$(0.08)	$0.02
Diluted net income per common share	$0.07	$0.03	$(0.08)	$0.02

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

23. Subsequent Events
Bank of America Branch Acquisition
On October 28, 2015, the Company announced that the Bank had entered into an agreement to purchase 12 Oregon branch locations and three Washington branch locations from Bank of America, National Association. This acquisition allows Cascade the opportunity to enhance and strengthen its footprint in Oregon, while providing entry into the Washington market. In the transaction, Cascade will assume the deposits of the acquired branches, which is currently approximately $480 million. No loans are included in the transaction. The purchase price paid to the seller will be approximately 2% of the balance of deposits at closing. All necessary regulatory approvals have been received. Pending the satisfaction of customary closing conditions, the closing of the acquisition and conversion of these branches to Bank of the Cascade offices is expected to occur in March 2016. Cascade plans on retaining current employees working at the branches.

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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by BDO USA, LLP, the independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon
We have audited Cascade Bancorp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cascade Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cascade Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Bancorp as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 4, 2016

ITEM 9B. OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information about our directors, named executive officers and board committees required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2016, which will be filed with the SEC within 120 days of our most recently completed fiscal year (the “Proxy Statement”).
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

2.1
Agreement and Plan of Merger dated October 23, 2013, by and between Cascade Bancorp and Home Federal Bancorp Inc. (Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference)

2.2
Purchase and Assumption Agreement, dated October 28, 2015, between Bank of the Cascades and Bank of America, National Association (Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 29, 2015 (File No. 000-23322), and incorporated herein by reference) (Exhibits and schedules to the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cascade Bancorp will supplementally provide a copy of any such omitted exhibit or schedule to the SEC upon request.)

3.1
Articles of Incorporation of Cascade Bancorp, as amended (Filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011 (File No. 000-23322), and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Cascade Bancorp (Filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

*10.1
Deferred Compensation Plans (Established for the Board, certain key executives and managers) (Filed as Exhibit 10.5 to the registrant’s Form 10-KSB, filed with the SEC on March 28, 1996 (File No. 000-23322), and incorporated herein by reference)

*10.2
2002 Equity Incentive Plan (Filed as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8/A, filed with the SEC on April 23, 2003 (File No. 333-87884), and incorporated herein by reference)

*10.3
Supplemental Employee Retirement Plan between Bank of the Cascades and Patricia L. Moss entered into February 28, 2008 (Filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

*10.4
Supplemental Employee Retirement Plan between Bank of the Cascades and Michael J. Delvin entered into March 3, 2008 (Filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

*10.5
Supplemental Employee Retirement Plan between Bank of the Cascades and Gregory D. Newton entered into March 20, 2008 (Filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

10.6
Amended and Restated Securities Purchase Agreement between Cascade Bancorp and David F. Bolger, dated November 16, 2010 (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.7
Amended and Restated Securities Purchase Agreement between Cascade Bancorp and BOTC Holdings LLC, dated November 16, 2010 (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.8
Securities Purchase Agreement between Cascade Bancorp and LG C-Co, LLC, dated November 16, 2010 (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.9
Securities Purchase Agreement between Cascade Bancorp and WLR CB Acquisition Co, LLC, dated November 16, 2010 (Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.10
Securities Purchase Agreement between Cascade Bancorp and Weichert Enterprise LLC, Michael F. Rosinus R/O IRA, Keefe Ventures Fund LO, Aldent Global Value Recovery Master Fund, L.P. and Cougar Trading, LLC, dated November 16, 2010 (Filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2010 (File No. 000-23322), and incorporated herein by reference)

10.11
Commercial Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated September 22, 2011 (Filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

10.12
Residential Loan Purchase Agreement between Bank of the Cascades and NW Bend, LLC, dated September 22, 2011 (Filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2012 (File No. 000-23322), and incorporated herein by reference)

10.13
Registration Rights Agreement, dated as of April 20, 2011, by and among Cascade Bancorp and Michael F. Rosinus R/O IRA (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 26, 2011 (File No. 000-23322), and incorporated herein by reference)

*10.14
Form of Indemnification Agreement by and between Cascade Bancorp and certain of its directors (Filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

*10.15
Form of Indemnification Agreement by and between Bank of the Cascades and certain of its directors (Filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

10.16
Registration Rights Agreement, dated as of January 28, 2011, by and among Cascade Bancorp and the Investors party thereto (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2011 (File No. 000-23322), and incorporated herein by reference)

10.17
Shareholders Agreement dated December 27, 2005, by and among Cascade Bancorp, David F. Bolger and Two-Forty Associates (Filed as Exhibit 4 to the Schedule 13D filed by Mr. David Bolger and Two-Forty Associates on April 27, 2006 (File No. 005-81598), and incorporated herein by reference)

*10.18
2008 Performance Incentive Plan, as amended (Filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A filed with the SEC on March 29, 2013 (File No. 000-23322) and incorporated herein by reference)

*10.19
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Terry E. Zink, entered into on October 29, 2013 (Filed as Exhibit 10.1 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference)

*10.20
Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Gregory D. Newton, entered into on October 29, 2013 (Filed as Exhibit 10.2 to the registrant’s Form 8-K, filed with the SEC on November 4, 2013 (File No. 000-23322), and incorporated herein by reference).

*10.21
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

10.26
Form of Voting Agreement, dated October 23, 2013, between Home Federal Bancorp, Inc. and certain stockholders of Cascade Bancorp (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference)

10.27
Form of Voting Agreement, dated October 23, 2013, between Cascade Bancorp and certain stockholders of Home Federal Bancorp, Inc. (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2013 (File No. 000-23322), and incorporated herein by reference).

10.28
Supplemental Employee Retirement Plan between Bank of the Cascades and Peggy L. Biss entered into February 28, 2008 (Filed as Exhibit 10.36 to the registrant’s Registration Statement on Form S-4/A filed with the SEC on January 22, 2014 (File No. 333-1922865), and incorporated herein by reference).

10.29
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

10.35
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Terry E. Zink (Filed as Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.36
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Charles Reeves (Filed as Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.37
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Gregory D. Newton (Filed as Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.38
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Peggy L. Biss (Filed as Exhibit 10.6 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.39
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Daniel J. Lee (Filed as Exhibit 10.7 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

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

CASCADE BANCORP
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 4, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terry E. Zink Terry E. Zink, CEO and President, Director (Principal Executive Officer)	Date: March 4, 2016
/s/ Ryan R. Patrick Ryan R. Patrick, Director, Chairman	Date: March 4, 2016
/s/ Patricia L. Moss Patricia L. Moss, Director, Vice Chairman	Date: March 4, 2016
/s/ Jerol E. Andres Jerol E. Andres, Director	Date: March 4, 2016
/s/ Chris C. Casciato Chris C. Casciato, Director	Date: March 4, 2016
/s/ Michael J. Connolly Michael J. Connolly, Director	Date: March 4, 2016
/s/ J. LaMont Keen J. LaMont Keen, Director	Date: March 4, 2016
/s/ James B. Lockhart III James B. Lockhart III, Director	Date: March 4, 2016
/s/ Thomas M. Wells Thomas M. Wells, Director	Date: March 4, 2016
/s/ Annette Elg Annette Elg, Director	Date: March 4, 2016
/s/ Dennis Johnson Dennis Johnson, Director	Date: March 4, 2016
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 4, 2016