Form 10-Q
period 2016-03-31
CASCADE BANCORP
filed 2016-05-06
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 72,806,717 shares of common stock, no par value, as of May 4, 2016.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(Dollars in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,510	$46,354
Interest bearing deposits	288,740	31,178
Federal funds sold	273	273
Total cash and cash equivalents	343,523	77,805
Investment securities available-for-sale	428,909	310,262
Investment securities held-to-maturity, estimated fair value of $149,268 at March 31, 2016; $142,260 at December 31, 2015	144,029	139,424
Federal Home Loan Bank (FHLB) stock	3,137	3,000
Loans held for sale	4,246	3,621
Loans, net	1,758,598	1,662,095
Premises and equipment, net	45,115	42,031
Bank-owned life insurance (BOLI)	54,708	54,450
Other real estate owned (OREO), net	3,274	3,274
Deferred tax asset (DTA), net	49,387	50,673
Core deposit intangible (CDI)	13,085	6,863
Goodwill	82,594	78,610
Other assets	51,400	35,921
Total assets	$2,982,005	$2,468,029
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$867,646	$727,730
Interest bearing demand	1,317,725	1,044,134
Savings	170,745	135,527
Time	219,922	175,697
Total deposits	2,576,038	2,083,088
Other liabilities	66,242	48,167
Total liabilities	2,642,280	2,131,255
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 72,774,980 issued and outstanding as of March 31, 2016; 72,792,570 issued and outstanding as of December 31, 2015	453,626	452,925
Accumulated deficit	(115,832)	(117,772)
Accumulated other comprehensive income	1,931	1,621
Total stockholders’ equity	339,725	336,774
Total liabilities and stockholders’ equity	$2,982,005	$2,468,029
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2016 and 2015
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$17,920	$16,494
Interest on investments	4,618	2,983
Other interest income	156	33
Total interest income	22,694	19,510

Interest expense:
Deposits:
Interest bearing demand	413	312
Savings	11	10
Time	85	224
Other borrowings	26	—
Total interest expense	535	546

Net interest income	22,159	18,964
Loan loss provision (recovery)	—	(2,000)
Net interest income after loan loss provision (recovery)	22,159	20,964

Non-interest income:
Service charges on deposit accounts	1,372	1,261
Card issuer and merchant services fees, net	1,835	1,643
Earnings on BOLI	258	242
Mortgage banking income, net	495	788
Swap fee income	666	515
SBA gain on sales and fee income	174	362
Other income	656	1,311
Total non-interest income	5,456	6,122

Non-interest expense:
Salaries and employee benefits	13,029	11,130
Occupancy	2,680	1,366
Information technology	1,397	938
Equipment	448	357
Communications	610	541
Federal Deposit Insurance Corporation (FDIC) insurance	377	398
OREO expense	212	57
Professional services	1,598	957
Card issuer	909	863
Insurance	175	209
Other expenses	3,083	2,004
Total non-interest expense	24,518	18,820

Income before income taxes	3,097	8,266
Income tax provision	(1,157)	(3,148)
Net income	$1,940	$5,118

Basic and diluted income per share:
Net income per common share	$0.03	$0.07
Net income per common share (diluted)	$0.03	$0.07

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net income	$1,940	$5,118

Other Comprehensive income:
Change in unrealized gains on investment securities available-for-sale	500	1,530
Tax effect on securities	(190)	(582)
Total other comprehensive income	310	948
Comprehensive income	$2,250	$6,066

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$4,462	$11,958

Investing activities:
Purchases of investment securities available-for-sale	(145,318)	(19,883)
Purchases of investment securities held to maturity	(5,116)	—
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	28,391	23,028
Proceeds from maturities and calls of investment securities held-to-maturity	438	3,945
Proceeds from redemption of FHLB stock	10,283	277
Purchases of FHLB stock	(10,420)	—
Loan originations, net of collections	(96,179)	(78,305)
Purchases of premises and equipment	(512)	(136)
Proceeds from sales of premises and equipment	28	26
Proceeds from sales of other assets	—	730
Proceeds from sales of OREO	—	32
Net cash assumed in Bank of America branch acquisition	456,611	—
Net cash provided by (used in) investing activities	238,206	(70,286)

Financing activities:
Net increase in deposits	23,061	35,046
Tax effect of non-vested restricted stock	(11)	—
FHLB advance borrowings	257,000	5,000
Repayment of FHLB advances	(257,000)	(5,000)
Net cash provided by financing activities	23,050	35,046
Net increase (decrease) in cash and cash equivalents	265,718	(23,282)
Cash and cash equivalents at beginning of period	77,805	83,089
Cash and cash equivalents at end of period	$343,523	$59,807

Supplemental disclosures of cash flow information:
Interest paid	$7,077	$3,028
Taxes paid	$195	$—
Loans transferred to OREO	$—	$1,558

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
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

The condensed consolidated financial statements as of and for the year ended December 31, 2015 were derived from the Company’s audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2015 consolidated financial statements, including the notes thereto, included in the 2015 Annual Report.

Certain amounts in 2015 have been reclassified to conform to the 2016 presentation; however, the reclassifications do not have a material impact on the condensed consolidated financial statements.

2.    Business Combinations

On March 4, 2016, the Bank completed the acquisition of 12 Oregon branch locations and three Washington branch locations from Bank of America, National Association (the “branch acquisition”). This transaction allows Cascade the opportunity to enhance and strengthen its footprint in Oregon, while providing entry into the Washington market. The Bank assumed approximately $469.9 million of branch deposits, paying a 2.00% premium on the average balance of deposits assumed, for a cash purchase price of $9.7 million.

The following is a condensed balance sheet disclosing the estimated fair value amounts of the branches acquired in the branch acquisition assigned to the major consolidated asset and liability captions at the acquisition date (dollars in thousands):

ASSETS
Cash and cash equivalents	$456,611
Premises and equipment, net	3,113
Core deposit intangibles	6,427
Goodwill	3,984
Other assets	463
Total assets	$470,598

LIABILITIES
Deposits	$469,889
Other liabilities	709
Total liabilities	$470,598

The core deposit intangible asset recognized as part of the branch acquisition will be amortized over its estimated useful life of approximately 10 years.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The fair value of deposit accounts assumed from the branch acquisition approximated the carrying value as checking and savings accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by comparing the contractual cost of the portfolio to a similar portfolio bearing current market rates.

Direct costs related to the branch acquisition were expensed as incurred in the quarter ended March 31, 2016. Such expenses primarily related to professional and legal services, human resource costs and information system charges. For the quarter ended March 31, 2016, the Company incurred $2.3 million of expenses related to the branch acquisition.

Pro forma income statements are not being presented as the information is not practicable to produce.

3.    Investment Securities

The following table presents investment securities at March 31, 2016 and December 31, 2015, showing that available-for-sale and held-to-maturity securities increased from December 31, 2015 primarily due to redeployment of cash assumed in the branch acquisition into securities (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2016
Available-for-sale
U.S. Agency mortgage-backed securities (MBS)	$208,623	$2,760	$(251)	$211,132
Non-agency MBS	167,528	729	(803)	167,454
U.S. Agency asset-backed securities	7,172	811	(43)	7,940
Corporate securities	41,942	13	(119)	41,836
Mutual fund	528	19	—	547
	$425,793	$4,332	$(1,216)	$428,909
Held-to-maturity
U.S. Agency MBS	$103,501	$3,597	$(34)	$107,064
Obligations of state and political subdivisions	40,107	1,676	—	41,783
Tax credit investments	421	—	—	421
	$144,029	$5,273	$(34)	$149,268

December 31, 2015
Available-for-sale
U.S. Agency MBS	$154,691	$2,698	$(455)	$156,934
Non-agency MBS	118,765	477	(1,016)	118,226
U.S. Agency asset-backed securities	7,468	800	(23)	8,245
Corporate securities	26,199	121	—	26,320
Mutual fund	525	12	—	537
	$307,648	$4,108	$(1,494)	$310,262
Held-to-maturity
U.S. Agency MBS	$98,800	$1,875	$(5)	$100,670
Obligations of state and political subdivisions	421	—	—	421
Tax credit investments	40,203	968	(2)	41,169
	$139,424	$2,843	$(7)	$142,260

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The following table presents the contractual maturities of investment securities at March 31, 2016 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$9,636	$9,616	$—	$—
Due after one year through five years	47,632	47,602	30,628	31,272
Due after five years through ten years	49,019	49,159	88,136	92,080
Due after ten years	318,978	321,985	24,844	25,495
Mutual fund	528	547	—	—
Tax credit investments	—	—	421	421
	$425,793	$428,909	$144,029	$149,268

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2016
Available-for-sale
U.S. Agency MBS	$50,006	$(147)	$17,058	$(104)	$67,064	$(251)
Non-Agency MBS	113,432	(696)	11,794	(107)	125,226	(803)
U.S. Agency asset-backed securities	—	—	1,456	(43)	1,456	(43)
Corporate Securities	36,746	(119)	—	—	36,746	(119)
	$200,184	$(962)	$30,308	$(254)	$230,492	$(1,216)

Held-to-maturity
U.S. Agency MBS	$5,072	$(34)	$—	$—	$5,072	$(34)
Obligations of state and political subdivisions	$—	$—	$—	$—	$—	—
	$5,072	$(34)	$—	$—	$5,072	$(34)

December 31, 2015
Available-for-sale
U.S. Agency MBS	$23,630	$(123)	$34,576	$(332)	$58,206	$(455)
Non-Agency MBS	66,412	(765)	12,225	(251)	78,637	(1,016)
U.S. Agency asset-backed securities	—	—	1,521	(23)	1,521	(23)
	$90,042	$(888)	$48,322	$(606)	$138,364	$(1,494)

Held-to-maturity
U.S. Agency MBS	2,063	(5)	—	—	$2,063	$(5)
Obligations of state and political subdivisions	$725	$(2)	$—	$—	$725	$(2)
	$2,788	$(7)	$—	$—	$2,788	$(7)

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to changes in market yield/rate spreads at March 31, 2016 and December 31, 2015 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of March 31, 2016, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.    Loans and reserve for credit losses

 The composition of the loan portfolio at March 31, 2016 and December 31, 2015 was as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$270,034	17.4%	$263,095	18.1%
Non-owner occupied	455,123	29.1%	431,379	29.7%
Total commercial real estate loans	725,157	46.5%	694,474	47.8%
Construction	131,844	8.4%	119,723	8.2%
Residential real estate	289,426	18.5%	237,084	16.3%
Commercial and industrial	379,089	24.2%	363,335	25.0%
Consumer	37,965	2.4%	38,362	2.7%
Total loans	1,563,481	100.0%	1,452,978	100.0%

Less:
Deferred loan fees	(1,805)		(1,419)
Reserve for loan losses	(24,430)		(24,415)
Loans, net	$1,537,246		$1,427,144

Acquired loans (b):
Commercial real estate:
Owner occupied	$42,066	19.0%	$45,236	19.3%
Non-owner occupied	90,952	41.1%	95,183	40.5%
Total commercial real estate loans	133,018	60.1%	140,419	59.8%
Construction	10,429	4.7%	10,629	4.5%
Residential real estate	55,527	25.1%	61,306	26.1%
Commercial and industrial	21,077	9.5%	21,109	9.0%
Consumer	1,301	0.6%	1,488	0.6%
Total loans	$221,352	100.0%	$234,951	100.0%

Total loans:
Commercial real estate:
Owner occupied	$312,100	17.5%	$308,331	18.3%
Non-owner occupied	546,075	30.6%	526,562	31.2%
Total commercial real estate loans	858,175	48.1%	834,893	49.5%
Construction	142,273	8.0%	130,352	7.7%
Residential real estate	344,953	19.3%	298,390	17.7%
Commercial and industrial	400,166	22.4%	384,444	22.8%
Consumer	39,266	2.2%	39,850	2.3%
Total loans	1,784,833	100.0%	1,687,929	100.0%

Less:
Deferred loan fees	(1,805)		(1,419)
Reserve for loan losses	(24,430)		(24,415)
Loans, net	$1,758,598		$1,662,095

(a) Originated loans are loans organically made through the Company’s normal and customary origination process.
(b) Acquired loans are loans acquired in the acquisition of Home Federal Bancorp, Inc.

The following describes the distinction between originated and acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

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

Approximately 73.4% of the Bank’s originated loan portfolio at March 31, 2016 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At March 31, 2016, approximately 75.4% of the Bank’s total portfolio (inclusive of acquired loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management expects to diversify its commercial real estate (“CRE”) concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets the Bank serves.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At March 31, 2016 and December 31, 2015, the portion of loans participated to third parties (which are not included in the accompanying condensed consolidated financial statements) totaled $46.3 million and $44.2 million, respectively.

Acquired loans

Acquired loans are those purchased in the Company’s acquisition of Home Federal Bancorp, Inc. (“Home”), which was completed on May 16, 2014 (the “Acquisition Date”). These loans were recorded at estimated fair value at the Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans at acquisition was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of March 31, 2016, the remaining net fair value adjustment was $2.3 million.

Of the loans acquired on the Acquisition Date and still held at March 31, 2016, $12.4 million, or 5.6%, were graded substandard. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of March 31, 2016, $29.1 million, or 13.2%, of the $221.4 million in acquired loans were covered under loss sharing agreements with the FDIC (“covered loans”). The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered loans. When the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios will be reduced. While the agreements are in place, the covered loans receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered loans will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered loans portfolios are non-single family covered loans. Therefore, most of the covered loans were no longer indemnified after September 30, 2014 or were no longer indemnified after September 30, 2015. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Acquisition Date which represents the estimated value of reimbursement the Company

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. Upon the determination of an incurred loss or recovery, the loss share receivable/payable will be changed by the amount due to or due from the FDIC.

Changes in the loss share payable associated with covered loans for the three months ended March 31, 2016 were as follows (dollars in thousands):

Three months ended
March 31, 2016
Balance at beginning of period	$289
Paid to FDIC	(289)
Increase due to impairment	—
FDIC reimbursement	428
Shared loss expenses	(61)
Adjustments from prior periods	—
OREO loss carryforward	—
Balance at end of period	$367

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

The increase in the reserve for loan losses from December 31, 2015 to March 31, 2016 was related to net recoveries during the period. The unallocated reserve for loan losses at March 31, 2016 has increased $1.2 million from the balance at December 31, 2015. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

Acquired reserve for loan losses

The fair value estimates for acquired loans are based on expected prepayments, charge-offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was $6.0 million, representing a valuation adjustment for interest rate and credit quality. The credit portion of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient, a provision to the reserve for loan losses will be made. As of March 31, 2016, the remaining net fair value adjustment was $2.3 million.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended March 31, 2016
Allowance for Loan Losses
Balance at December 31, 2015	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415
Loan loss provision (credit)	(2,776)	16	204	1,129	265	1,162	—
Recoveries	2,728	38	131	159	264	—	3,320
Loans charged off	(40)	—	(18)	(2,760)	(487)	—	(3,305)
Balance at end of period	$3,846	$1,098	$2,392	$12,497	$959	$3,638	$24,430

Reserve for unfunded lending commitments
Balance at December 31, 2015	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$3,846	$1,098	$2,392	$12,497	$959	$3,638	$24,430
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$3,894	$1,366	$2,417	$12,572	$983	$3,638	$24,870

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended March 31, 2015
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2016
Commercial real estate	$57	$3,789	$3,846	$5,132	$853,043	$858,175
Construction	—	1,098	1,098	—	142,273	142,273
Residential real estate	—	2,392	2,392	—	344,953	344,953
Commercial and industrial	144	12,353	12,497	7,677	392,489	400,166
Consumer	—	959	959	—	39,266	39,266
	$201	$20,591	20,792	$12,809	$1,772,024	$1,784,833
Unallocated			3,638
			$24,430

December 31, 2015
Commercial real estate	$78	$3,856	$3,934	$3,835	$831,058	$834,893
Construction	—	1,044	1,044	365	129,987	130,352
Residential real estate	—	2,075	2,075	18	298,372	298,390
Commercial and industrial	164	13,805	13,969	2,724	381,720	384,444
Consumer	—	917	917	—	39,850	39,850
	$242	$21,697	21,939	$6,942	$1,680,987	$1,687,929
Unallocated			2,476
			$24,415

The above reserve for loan losses includes an unallocated allowance of $3.6 million at March 31, 2016 and $2.5 million at December 31, 2015. The change in the unallocated allowance is mainly due to uncertainty associated with risk inherent in entering new loan markets and/or geographies, as well as, general uncertainty related to growth and economic conditions.

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
 March 31, 2016
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

During the three months ended March 31, 2016, the Bank saw relatively steady credit quality metrics. An improvement in Special Mention loans was partially offset by an increase in the Substandard portfolio. Increases in the Substandard loan balances were largely due to certain energy/mining sector shared national credits, included in C&I loans. Aggregate portfolio exposure to the energy/mining sector is less than 1% of total loans outstanding.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
March 31, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$252,661	$8,715	$1,599	$7,059	$270,034
Non-owner occupied	438,127	8,917	3,488	4,591	455,123
Total commercial real estate loans	690,788	17,632	5,087	11,650	725,157
Construction	131,844	—	—	—	131,844
Residential real estate	288,820	—	—	606	289,426
Commercial and industrial	335,841	15,127	3,326	24,795	379,089
Consumer	37,954	—	—	11	37,965
	$1,485,247	$32,759	$8,413	$37,062	$1,563,481

Acquired loans (b):
Commercial real estate:
Owner occupied	$36,551	$2,088	$2,342	$1,085	$42,066
Non-owner occupied	71,612	557	9,295	9,488	90,952
Total commercial real estate loans	108,163	2,645	11,637	10,573	133,018
Construction	10,400	—	—	29	10,429
Residential real estate	54,371	—	—	1,156	55,527
Commercial and industrial	20,308	99	—	670	21,077
Consumer	1,301	—	—	—	1,301
	$194,543	$2,744	$11,637	$12,428	$221,352

Total loans:
Commercial real estate:
Owner occupied	$289,212	$10,803	$3,941	$8,144	$312,100
Non-owner occupied	509,739	9,474	12,783	14,079	546,075
Total commercial real estate loans	798,951	20,277	16,724	22,223	858,175
Construction	142,244	—	—	29	142,273
Residential real estate	343,191	—	—	1,762	344,953
Commercial and industrial	356,149	15,226	3,326	25,465	400,166
Consumer	39,255	—	—	11	39,266
	$1,679,790	$35,503	$20,050	$49,490	$1,784,833

(a) Originated loans are loans organically made through the Company’s normal and customary origination process.
(b) Acquired loans are loans acquired in the acquisition of Home.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
December 31, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$243,113	$8,623	$1,426	$9,933	$263,095
Non-owner occupied	411,137	9,825	4,522	5,895	431,379
Total commercial real estate loans	654,250	18,448	5,948	15,828	694,474
Construction	118,752	—	971	—	119,723
Residential real estate	236,574	—	—	510	237,084
Commercial and industrial	328,934	11,220	13,729	9,452	363,335
Consumer	38,350	—	—	12	38,362
	$1,376,860	$29,668	$20,648	$25,802	$1,452,978

Acquired loans (b):
Commercial real estate:
Owner occupied	$34,081	$3,480	$7,341	$334	$45,236
Non-owner occupied	71,334	2,751	9,386	11,712	95,183
Total commercial real estate loans	105,415	6,231	16,727	12,046	140,419
Construction	10,597	—	—	32	10,629
Residential real estate	60,151	—	—	1,155	61,306
Commercial and industrial	17,034	153	3,461	461	21,109
Consumer	1,485	—	—	3	1,488
	$194,682	$6,384	$20,188	$13,697	$234,951

Total loans:
Commercial real estate:
Owner occupied	$277,194	$12,103	$8,767	$10,267	$308,331
Non-owner occupied	482,471	12,576	13,908	17,607	526,562
Total commercial real estate loans	759,665	24,679	22,675	27,874	834,893
Construction	129,349	—	971	32	130,352
Residential real estate	296,725	—	—	1,665	298,390
Commercial and industrial	345,968	11,373	17,190	9,913	384,444
Consumer	39,835	—	—	15	39,850
	$1,571,542	$36,052	$40,836	$39,499	$1,687,929

(a) Originated loans are loans organically made through the Company’s normal and customary origination process.
(b) Acquired loans are loans acquired in the acquisition of Home.

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at March 31, 2016 and December 31, 2015 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
March 31, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$—	$719	$719	$269,315	$270,034
Non-owner occupied	—	—	—	455,123	455,123
Total commercial real estate loans	—	719	719	724,438	725,157
Construction	—	—	—	131,844	131,844
Residential real estate	1,001	93	1,094	288,332	289,426
Commercial and industrial	3,526	237	3,763	375,326	379,089
Consumer	127	11	138	37,827	37,965
	$4,654	$1,060	$5,714	$1,557,767	$1,563,481

Acquired loans (b):
Commercial real estate:
Owner occupied	$37	$—	$37	$42,029	$42,066
Non-owner occupied	124	—	124	90,828	90,952
Total commercial real estate loans	161	—	161	132,857	133,018
Construction	29	—	29	10,400	10,429
Residential real estate	654	520	1,174	54,353	55,527
Commercial and industrial	236	10	246	20,831	21,077
Consumer	16	—	16	1,285	1,301
	$1,096	$530	$1,626	$219,726	$221,352

Total loans:
Commercial real estate:
Owner occupied	$37	$719	$756	$311,344	$312,100
Non-owner occupied	124	—	124	545,951	546,075
Total commercial real estate loans	161	719	880	857,295	858,175
Construction	29	—	29	142,244	142,273
Residential real estate	1,655	613	2,268	342,685	344,953
Commercial and industrial	3,762	247	4,009	396,157	400,166
Consumer	143	11	154	39,112	39,266
	$5,750	$1,590	$7,340	$1,777,493	$1,784,833

December 31, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$1,020	$719	$1,739	$261,356	$263,095
Non-owner occupied	593	—	593	430,786	431,379
Total commercial real estate loans	1,613	719	2,332	692,142	694,474
Construction	—	—	—	119,723	119,723
Residential real estate	196	—	196	236,888	237,084
Commercial and industrial	346	239	585	362,750	363,335
Consumer	209	12	221	38,141	38,362
	$2,364	$970	$3,334	$1,449,644	$1,452,978

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

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
(b) Acquired loans are loans acquired in the acquisition of Home.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.03 million and $0.1 million at March 31, 2016 and December 31, 2015, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The following table presents information related to impaired loans, by portfolio class, at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
March 31, 2016
Commercial real estate:
Owner occupied	$589	$1,974	$2,563	$3,649	$52
Non-owner occupied	638	1,931	2,569	2,568	5
Total commercial real estate loans	1,227	3,905	5,132	6,217	57
Construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial and industrial	270	7,407	7,677	11,050	144
Consumer	—	—	—	—	—
	$1,497	$11,312	$12,809	$17,267	$201

December 31, 2015
Commercial real estate:
Owner occupied	$1,032	$2,157	$3,189	$4,285	$73
Non-owner occupied	646	—	646	646	5
Total commercial real estate loans	1,678	2,157	3,835	4,931	78
Construction	—	365	365	365	—
Residential real estate	—	18	18	18	—
Commercial and industrial	2,539	185	2,724	3,366	164
Consumer	—	—	—	—	—
	$4,217	$2,725	$6,942	$8,680	$242

The increase in impaired C&I loans relates to energy/mining shared national credits. Aggregate portfolio exposure to the energy/mining sector is less than 1% of total loans outstanding. At March 31, 2016 and December 31, 2015, the total recorded balance of impaired loans in the above table included $0 million and $0.8 million, respectively, of troubled debt restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Commercial real estate:
Owner occupied	$2,876	$4,804
Non-owner occupied	1,607	22,817
Total commercial real estate loans	4,483	27,621
Construction	183	853
Residential real estate	9	229
Commercial and industrial	5,201	3,259
Consumer	—	—
	$9,876	$31,962

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

Interest income recognized for cash payments received on impaired loans for the three months ended March 31, 2016 was $0.1 million.

Information with respect to the Company’s non-performing loans, by portfolio class, at March 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Commercial real estate:
Owner occupied	$1,961	$2,742
Non-owner occupied	320	434
Total commercial real estate loans	2,281	3,176
Construction	—	—
Residential real estate	1,512	1,427
Commercial and industrial	7,542	447
Consumer	—	3
Total non-accrual loans	$11,335	$5,053

Accruing loans which are contractually past due 90 days or more:
Commercial and industrial	18	56
Consumer	11	12
Total accruing loans which are contractually past due 90 days or more	$29	$68

TDRs

The Company allocated no specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2016 and December 31, 2015, respectively. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual status at the time of restructuring, it will remain on accrual status after the restructuring. After six consecutive payments under the restructured terms, a non-accrual restructured loan is reviewed for possible upgrade to accrual status.

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

The following table presents, by portfolio segment, the information with respect to the Company’s loans that were modified and recorded as TDRs during the three months ended March 31, 2016 and 2015 (dollars in thousands).

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	Three months ended March 31,
	2016		2015
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	1	22	—	—
Consumer	—	—	—	—
	1	$22	—	$—

At both March 31, 2016 and 2015, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three months ended March 31, 2016.

Three Months Ended March 31, 2016	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	22	—	22
Consumer	—	—	—	—
	$—	$22	$—	$22

There were no TDRs which had payment defaults during the three months ended March 31, 2016 or 2015 that had been previously restructured within the twelve months prior to March 31, 2016 or 2015.

5.    Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$3,274	$3,309
Additions	—	1,558
Dispositions	—	(40)
Change in valuation allowance	—	3
Balances at end of period	$3,274	$4,830

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$776	$2,323
Additions to the valuation allowance	—	5
Reductions due to sales	—	(8)
Balance at end of period	$776	$2,320

The following table summarizes OREO expenses for the periods shown (dollars in thousands):

	Three months ended March 31,
	2016	2015
Operating costs	$45	$52
Increases in valuation allowance	167	5
Total	$212	$57

6.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the fixed rate mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs included in other assets in the condensed consolidated financial statements as of March 31, 2016 and December 31, 2015 are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at March 31, 2016 and December 31, 2015 was $2.2 million. There was no valuation allowance at March 31, 2016 or December 31, 2015.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$2,186	$2,248
Additions	128	226
Amortization	(163)	(187)
Change in valuation allowance	—	—
Balances at end of period	$2,151	$2,287

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended March 31,
	2016	2015
Origination and processing fees	$58	$258
Gain on sales of mortgage loans, net	439	552
MSR valuation allowance	—	—
Servicing fees	161	165
Amortization	(163)	(187)
Mortgage banking income, net	$495	$788

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

7.     Goodwill and other intangibles assets

On March 4, 2016, the Bank completed its acquisition of 15 branches from Bank of America, National Association. The Company recorded $4.0 million of goodwill in connection with the branch acquisition.

The Company recorded $78.6 million of goodwill in connection with the acquisition of Home in 2014. In accordance with the Intangibles - Goodwill and Other topic of the Financial Accounting Standards Board (“FASB”) ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of December 31, 2015 and concluded that there was no impairment to goodwill.

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three months ended March 31,
	2016	2015
Gross core deposit intangibles balance, beginning of period	$8,196	$8,196
Accumulated amortization, beginning of period	(1,333)	(513)
Core deposit intangible, net, beginning of period	6,863	7,683
Established through acquisitions	6,427	—
CDI current period amortization	(205)	(205)
Total core deposit intangible, end of period	$13,085	$7,478

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining period ending December 31, 2016 and the succeeding four years (dollars in thousands):

Years Ending December 31,
2016	$1,097
2017	1,462
2018	1,462
2019	1,462
2020	1,462

8.    Basic and Diluted Net Income per Share

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The numerators and denominators used in computing basic and diluted net income per common share for the three months ended March 31, 2016 and 2015 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Net income	$1,940	$5,118

Weighted-average shares outstanding - basic	71,883,745	71,673,368
Dilutive securities	269,191	178,113
Weighted-average shares outstanding - diluted	72,152,936	71,851,481
Common stock equivalent shares excluded due to antidilutive effect	3,361,524	3,368,731

Basic and diluted:
Net income per common share	$0.03	$0.07
Net income per common share (diluted)	$0.03	$0.07

9.    Stock-Based Compensation

At March 31, 2016, 286,709 shares reserved under the Company’s stock-based compensation plans were available for future grants.

During the three months ended March 31, 2016, no shares of restricted stock or stock options were granted by the Company. During the three months ended March 31, 2015, the Company granted 4,598 shares of restricted stock with a weighted-average grant date fair value of $4.34 per share, which vest in 2018. During the same period, 3,300,000 stock options were granted. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options that were granted in 2015:

2015
Dividend yield	0%
Expected volatility	36.6%
Risk-free interest rate	1.3%
Expected option lives	5.0 years

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The following table presents the activity related to stock options for the three months ended March 31, 2016:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2016	3,375,909	$5.44	9.0	$4,243.7
Granted	—	—	N/A	N/A
Canceled / forfeited	(234)	78.08	N/A	N/A
Expired	(1,634)	151.20	N/A	N/A
Options outstanding at March 31, 2016	3,374,041	$5.34	8.8	$3,038.4
Options exercisable at March 31, 2016	74,041	$29.80	4.5	$2.4

Stock-based compensation expense related to stock options for the three months ended March 31, 2016 and 2015 was approximately $0.3 million and $0.2 million, respectively. As of March 31, 2016, there was approximately $4.1 million of unrecognized compensation cost related to non-vested stock options that will be recognized over the remaining vesting periods of the stock options.

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2016:

	Number of shares	Weighted- average grant date fair value per share
Non-vested as of January 1, 2016	909,410	$6.37
Granted	—	—
Vested	(5,148)	6.80
Canceled / forfeited	(15,571)	4.91
Non-vested as of March 31, 2016	888,691	$6.39

Non-vested restricted stock is scheduled to vest over a three to five year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the estimated applicable service or vesting periods. As of March 31, 2016, unrecognized compensation cost related to non-vested restricted stock totaled approximately $3.1 million, which is expected to be recognized over the next five years. Total expense recognized by the Company for non-vested restricted stock for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.3 million, respectively. There was no unrecognized compensation cost related to restricted stock units (“RSUs”) at March 31, 2016 and December 31, 2015, as all RSUs were fully-vested at the date of the grant.

10.      Interest Rate Swap Derivatives

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

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

As of March 31, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$185,781	$14,620	$169,720	$8,646	$185,781	$14,620	$169,720	$8,646

(1) Included in Other Assets on the condensed consolidated balance sheet.
(2) Included in Other Liabilities on the condensed consolidated balance sheet.

Swap fee income, as included in non-interest income, was $0.7 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $14.2 million and $8.6 million as of March 31, 2016 and December 31, 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	March 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$14,620	$—	$14,620	$—	$—	$14,620

Liability Derivatives
Interest rate swaps	$14,620	$—	$14,620	$—	$14,185	$435

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$—	$8,646

Liability Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$8,595	$51

11.    Income Taxes

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

During the three months ended March 31, 2016 and 2015, the Company recorded a $1.2 million and $3.1 million income tax provision, respectively. As of March 31, 2016, the net DTA was $49.4 million compared with a net DTA of $50.7 million as of December 31, 2015. During the first quarter of 2016 and 2015, the Company’s current taxes consisted of federal and state alternative minimum taxes and other state minimum taxes. The Company’s estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal bond interest income from taxable income.

There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement recognition of revenue and expenses, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the Internal Revenue Code. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the 2015 Annual Report.

12.    Fair Value Measurements

GAAP establishes a hierarchy for determining fair value measurements which includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. Where available, fair value is based upon quoted market prices. Significant balances of the Bank's financial assets and liabilities do not have quoted market prices. In such circumstances, fair value is based upon internal or third party models that primarily use, as inputs, observable market-based parameters, such as yields and discount rates of comparable instruments of like duration or credit quality. Valuation adjustments may be made to model results with respect to various assets or liabilities. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes that the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the condensed consolidated balance sheet date may differ significantly from the amounts presented herein.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

The Company’s only financial assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Investment securities available-for-sale	$—	$428,909	$—
Interest rate swap derivatives	—	14,620	—
Total assets	$—	$443,529	$—

Liabilities:
Interest rate swap derivatives	$—	$14,620	$—

December 31, 2015
Assets:
Investment securities available-for-sale	$—	$310,262	$—
Interest rate swap derivatives	—	8,646	—
Total assets	$—	$318,908	$—

Liabilities:
Interest rate swap derivatives	—	8,646	—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2016
Impaired loans	$—	$—	$28
	$—	$—	$28

December 31, 2015
Impaired loans	$—	$—	$50
Other real estate owned	—	—	3,274
	$—	$—	$3,324

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$28	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	December 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$50	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,274	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2015, or during the three months ended March 31, 2016. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2015 or the three months ended March 31, 2016.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2016 and December 31, 2015.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using March 31, 2016 and December 31, 2015 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available) or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

BOLI: The carrying amount of both the separate and general account BOLI approximates the estimated fair value of these instruments. Fair values of insurance policies owned are based on the insurance contracts' cash surrender values.

MSRs: The estimated fair value of MSRs is calculated by discounting the expected future contractual cash flows. Factors considered in the estimated fair value calculation include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs, ancillary income, and borrower rates.

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

is calculated by discounting the scheduled cash flows using the March 31, 2016 and December 31, 2015 rates offered on those instruments.

Other borrowings: The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analysis based on the Bank's March 31, 2016 and December 31, 2015 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2016 and December 31, 2015 were approximately as follows (dollars in thousands):

		March 31, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$343,523	$343,523	$77,805	$77,805
Investment securities:
Available-for-sale	Level 2	428,909	428,909	310,262	310,262
Held-to-maturity	Level 2	144,029	149,268	139,424	142,260
FHLB stock	Level 2	3,137	3,137	3,000	3,000
Loans held-for-sale	Level 2	4,246	4,246	3,621	3,621
Loans, net	Level 3	1,758,598	1,769,596	1,662,095	1,656,986
BOLI	Level 3	54,708	54,708	54,450	54,450
MSRs	Level 3	2,151	2,902	2,186	3,027
Interest rate swap derivatives	Level 2	14,620	14,620	8,646	8,646

Financial liabilities:
Deposits	Level 2	2,576,038	2,575,876	2,083,088	2,082,748
Interest rate swap derivatives	Level 2	14,620	14,620	8,646	8,646

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

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

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of March 31, 2016 and December 31, 2015 are presented in the following table (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

	Actual		Regulatory minimum to be “adequately capitalized”		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2016
Tier 1 leverage (to average assets)
Bancorp	$217,907	8.6%	$100,857	4.0%	$126,072	5.0%
Bank	213,514	8.5%	100,663	4.0%	125,829	5.0%
CET1 capital (to risk weighted assets)
Bancorp	217,907	10.4	94,133	4.5	135,970	6.5
Bank	213,514	10.2	93,977	4.5	135,745	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	217,907	10.4	125,511	6.0	167,348	8.0
Bank	213,514	10.2	125,303	6.0	167,070	8.0
Total capital (to risk-weighted assets)
Bancorp	242,780	11.6	167,348	8.0	209,185	10.0
Bank	238,387	11.4	167,070	8.0	208,838	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$96,817	4.0%	$121,022	5.0%
Bank	223,533	9.3%	96,662	4.0%	120,827	5.0%
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	88,818	4.5	128,292	6.5
Bank	223,533	11.4	88,663	4.5	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	118,424	6.0	157,898	8.0
Bank	223,533	11.4	118,218	6.0	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	157,898	8.0	197,373	10.0
Bank	248,346	12.6	157,624	8.0	197,030	10.0

14.      Commitments and Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

15.      Subsequent Event

On April 26, 2016, the Company entered into a definitive agreement and plan of merger pursuant to which it will acquire Prime Pacific Financial Services, the holding company of Prime Pacific Bank, a Snohomish county, national banking association with $119.4 million in assets, $94.7 million in net loans, and $104.8 million in total deposits at December 31, 2015.

The board of directors of each company has approved this transaction, which is subject to customary closing conditions, including the approval of Prime Pacific’s shareholders and bank regulatory authorities, and is expected to close in the third

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 March 31, 2016
(unaudited)

quarter of 2016. Immediately following the completion of the transaction, it is anticipated that Prime Pacific Bank will be merged with and into Bank of the Cascades. Directors, Select shareholders and executive officers of Prime Pacific have entered into agreements with Cascade and Prime Pacific pursuant to which they have committed to vote their shares of Prime Pacific common stock in favor of the transaction.

Under the terms of the definitive agreement and upon completion of the transaction, holders of Prime Pacific common stock will have the right to receive 0.3050 shares of Cascade common stock for each share of Prime Pacific common stock they own, subject to certain adjustments, including a possible pre-closing special dividend paid by Prime Pacific in the event adjusted equity at closing exceeds a minimum equity target. Based on a $5.86 closing price of Cascade’s common stock on April 22, 2016, the aggregate merger consideration is approximately $17.1 million, or $1.79 per share of Prime Pacific common stock. Holders of Prime Pacific’s stock options will receive stock options for Cascade stock at the exchange ratio. The exchange ratio reflecting the number of shares of Cascade’s common stock to be issued in exchange for each share of Prime Pacific common stock is fixed so long as Cascade’s stock price remains between $5.10 and $6.90, as measured by the 20-day average volume weighted average price (“VWAP”) up to and including the fifth trading day prior to closing of the transaction. The value of the stock consideration will fluctuate based on the value of Cascade’s common stock within this range. In the event the VWAP of Cascade’s common stock is outside this range, then the exchange ratio will be adjusted. Giving effect to the transaction, and based upon an exchange ratio of 0.3050, Prime Pacific common shareholders will own approximately 3.8% of the outstanding shares of the combined company.

16.      New Authoritative Accounting Guidance

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 describes simplifications related to accounting and presenting share-based payment awards. ASU 2016-09 states that excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit in the income statement; excess tax benefits should be classified with other income tax as an operating activity on the statement of cash flows; an entity may make an entity-wide accounting policy to either estimate the number of awards that are expected to vest or account for forfeitures as they occur; and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of ASU 2016-09 is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, “Liabilities- Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 clarifies the accounting guidance for liabilities related to the sale of prepaid stored-value products. Prepaid stored-value products (for example traveler's checks) are to be treated as financial liabilities. Further ASU 2016-04 specifies that unless addressed by other guidance that a prepaid stored-value product should be derecognized only if it has been extinguished. ASU 2016-04 is effective for fiscal years beginning December 15, 2017, including interim periods within those fiscal years. Adoption of ASU 2016-04 is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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
 March 31, 2016
(unaudited)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 amended the effective date to December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal Versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 defines the roles of a principal and agent in revenue recognition and determines when control of the good or service is transferred to the customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 establishes guidance on identifying performance obligations and licensing implementation. Adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, and ASU 2016-10 is not expected to have a material effect on our consolidated financial statements.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016 (the “2015 Annual Report”), including its audited 2015 consolidated financial statements and the notes thereto as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015.

In this Form 10-Q, please note that “we,” “our,” “us,” “Cascade” or the “Company” refer collectively to Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”).

Cautionary Information Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon, Idaho and Washington generally, and Central, Southern, Coastal and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and greater Seattle, Washington areas; our ability to maintain asset quality and expand our market share or net interest margin; our ability to integrate future branch acquisitions; and expected cost savings, synergies and other related benefits of our acquisition of Home Federal Bancorp, Inc. (“Home”) and acquisition of Bank of America, National Association branches might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties, could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part I - Item 1A of the 2015 Annual Report. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

 Critical Accounting Policies and Accounting Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2015 included in our 2015 Annual Report. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows.
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
The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for credit losses, see “Loan Portfolio and Credit Quality” in Item 7 of our 2015 Annual Report.
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
As of March 31, 2016 and December 31, 2015, the Company had a net DTA of $49.4 million and $50.7 million, respectively, with the decrease from the prior period due primarily to current period net income. There are a number of tax issues that impact the DTA balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.
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
In relation to the goodwill recognized with the Home acquisition, management concluded as of December 31, 2015 that there have been no material events or circumstances that have changed since the initial recognition of goodwill on May 16, 2014, the date the Home acquisition was completed (the “Acquisition Date”) that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

Economic Conditions

The Company’s banking business is closely tied to the economies of Idaho, Oregon and Washington, which in turn are influenced by regional and national economic trends and conditions. Idaho, Oregon and Washington have recently been experiencing improved economic trends, including population in-migration, gains in employment and increased commercial business and real estate activity. National and regional economies and real estate prices have stabilized, as has business and consumer confidence. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company’s business, financial condition and results of operations.

Financial Highlights

Net income for the first quarter of 2016 was $1.9 million, or $0.03 per share, down from comparative quarters as the current quarter included approximately $3.1 million in net pretax non-recurring items, mainly related to costs incurred in connection with the acquisition of branches and deposit customers from Bank of America described below. Non-recurring expense items were approximately $4.6 million and include customer integration and IT conversion expenses, as well as certain branch consolidation costs. These costs were partially offset by a $1.5 million increase in net interest income related to an investment security that was called during the period.

On March 4, 2016, the Bank completed the acquisition of 12 Oregon branch locations and three Washington branch locations from Bank of America, National Association (the “branch acquisition”). This transaction allows Cascade the opportunity to enhance and strengthen its footprint in Oregon, while providing entry into the Washington market. The Bank assumed approximately $469.9 million of branch deposits, paying a 2.00% premium on the average balance of deposits assumed, for a cash purchase price of $9.7 million. Assets and liabilities assumed in the branch acquisition were recorded at fair value. As a result of the branch acquisition, the Company recorded $4.0 million of goodwill.

The financial statements as of March 31, 2016 and 2015 are inclusive of the effects of the combined results of operations following the branch acquisition and the Home acquisition. Due to the timing of the acquisitions, certain comparisons between periods are significantly affected by the transactions.

•	Net income for the first quarter of 2016 was $1.9 million, or $0.03 per share, compared to $5.6 million, or $0.08 per share, for the fourth quarter of 2015 (“linked quarter”).

•
The first quarter 2016 included non-recurring items netting $3.1 million (pretax), or $0.03 per share (after tax). These items mainly relate to costs incurred in connection with the acquisition and integration of the Bank of America branches as well as expense of several branch consolidations, net of out-sized earnings on investment securities called during the period.

•	At March 31, 2016, gross loans were $1.8 billion compared to $1.7 billion at year-end 2015. First quarter organic loan growth[1] was $49.7 million, or 14.1% annualized.

•	Total deposits rose 23.7%, or $493.0 million, compared to the linked quarter mainly due to the $469.9 million in total deposits assumed in the branch acquisition.

•	Cost of funds remained stable in the current quarter at 0.09% as compared to the linked quarter at 0.08%.

•
Net interest income for the first quarter was $22.2 million, up $2.4 million, or 12.0%, from the linked quarter. The current quarter includes $1.5 million in extra interest revenue on called securities.

•
Net interest margin (“NIM”) was 3.80% for the first quarter of 2016, compared to 3.52% in the linked quarter. As adjusted to exclude the aforementioned interest on called securities, the NIM for the March quarter was 3.54%[2].

•
Net loan recoveries for the first quarter were $0.02 million, and includes $3.3 million gross recoveries on loans previously charged off largely offset by a write-down of a loan in the Bank’s mining and energy portfolio. That portfolio represents less than 1% of total loans. The allowance for loan losses (“ALLL”) at quarter end was 1.37% of gross loans. No provision or credit for loan losses was recorded in the current quarter.

•	At March 31, 2016, stockholders’ equity was $339.7 million, with book value per share of $4.67 and tangible book value[3] per share of $3.35.

•	Return on average tangible assets[4] was 0.31% compared to 0.91% in the linked quarter.

•	Return on average tangible stockholders’ equity[5] was 3.07% compared to 8.87% in the linked quarter.

Non-GAAP Financial Measures

This Form 10-Q contains certain financial meaures that are not calculated in accordance with GAAP. The Company’s management uses these non-GAAP financial measures, specifically efficiency ratio, adjusted net interest margin, organic loan growth, tangible book value per common share, tangible common equity ratio to total assets and tangible stockholders’ equity, as important measures of the strength of the Company’s capital and its ability to generate earnings on its tangible capital invested by its shareholders. Management believes presentation of these non-GAAP financial measures provides useful supplemental information to our investors and others that contributes to a proper understanding of the financial results and capital levels of the Company. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. These non-GAAP disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the tables below.

1 Organic loan growth is a non-GAAP measure defined as total loan growth less acquired loans during the period. See reconciliation below.

2 Adjusted NIM is a non-GAAP measure calculated as net interest margin of 3.80% less the 0.26% impact of $1.5 million in interest revenue on a called security. See reconciliation below.

3 Tangible book value per common share is a non-GAAP measure defined as total stockholders’ equity, less the sum of core deposit intangible (“CDI”) and goodwill, divided by total number of shares outstanding. See reconciliation below.

4 Return on average tangible assets is a non-GAAP measure defined as average total assets, less the sum of average CDI and goodwill, divided by net income. See reconciliation below.

5 Return on average tangible stockholders’ equity is a non-GAAP measure defined as average total stockholders’ equity, less the sum of average CDI and goodwill, divided by net income.

Reconciliation of Non-GAAP Measures (unaudited)

Reconciliation of quarterly total loan growth to organic loan growth (from December 31, 2015):	QTD March 31, 2016
Total loan growth	$96,455
Acquired loan growth	46,746
Organic loan growth	$49,709

Reconciliation of adjusted net interest margin:	March 31, 2016
Net interest margin	3.80%
Impact to net interest margin of $1.5 million interest income on called securities	0.26%
Adjusted net interest margin	3.54%

Reconciliation of period end total stockholders’ equity to period end tangible book value per common share:	March 31, 2016	December 31, 2015	March 31, 2015
Total stockholders’ equity	$339,725	$336,774	$321,999
Core deposit intangible	13,085	6,863	7,478
Goodwill	82,594	78,610	78,610
Tangible stockholders equity	$244,046	$251,301	$235,911
Common shares outstanding	72,774,980	72,792,570	72,472,034
Tangible book value per common share	$3.35	$3.45	$3.26

Reconciliation of return on average tangible assets:	March 31, 2016	December 31, 2015	March 31, 2015
Average total assets	$2,638,568	$2,525,708	$2,358,775
Average core deposit intangible	6,800	6,935	7,550
Average goodwill	78,653	78,610	79,951
Average tangible assets	$2,553,115	$2,440,163	$2,271,274
Net income	1,940	5,567	5,118
Return on average tangible assets (annualized)	0.31%	0.91%	0.91%

Reconciliation of return on average tangible stockholders’ equity:	March 31, 2016	December 31, 2015	March 31, 2015
Average stockholders’ equity	$339,236	$334,472	$318,472
Average core deposit intangible	6,800	6,935	7,550
Average goodwill	78,653	78,610	79,951
Average tangible stockholders’ equity	$253,783	$248,927	$230,971
Net income	1,940	5,567	5,118
Return on average tangible stockholders’ equity (annualized)	3.07%	8.87%	8.99%

RESULTS OF OPERATIONS –Three Months Ended March 31, 2016 and 2015

Income Statement

Net Income

Net income for the quarter ended March 31, 2016 was $0.03 per share, or $1.9 million, compared to $0.08 per share, or $5.6 million, in the linked quarter and $0.07 per share, or $5.1 million, for the first quarter of 2015. The decrease in earnings compared to the linked quarter and year ago quarter were primarily the result of increased non-interest expense, of which $4.6 million were non-recurring costs mainly related to the branch acquisition and branch consolidations. Net interest income was notably higher than in prior periods due to growth in earning assets coupled with a $1.5 million increase in net interest income related to an investment security that was called during the period. Non-interest income was below prior periods mainly due to a decline in SBA and residential mortgage gain on sale. The decline was partially offset by stronger card and service fee related revenues.

Net Interest Income

Net interest income was $22.2 million for the first quarter of 2016, as compared to $19.0 million in the first quarter of 2015.

Total interest income increased $3.2 million from $19.5 million in the first quarter of 2015 to $22.7 million in the first quarter of 2016. This increase was due primarily to loan growth over the past year as well as $1.5 million in generally non-recurring interest on called securities.

Total interest expense for the first quarter of 2016 and the year ago period was $0.5 million. The current period saw a reduction in time deposits expense owing to a strategic run-off of higher priced CDs acquired in the Home acquisition, partially offset by an increase in interest bearing demand and borrowing costs.

The NIM for the first quarter of 2016 was 3.80%, compared to NIM of 3.74% in the first quarter of 2015, and includes the effect of the aforementioned $1.5 million in generally non-recurring interest on called securities.

Components of Net Interest Margin

The following tables set forth the components of the Company’s NIM for the three months ended March 31, 2016 and 2015. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and NIM for the Company (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$508,533	$4,618	3.65%	$467,149	$2,983	2.59%
Interest bearing balances due from other banks	115,612	156	0.54%	48,964	33	0.27%
Federal funds sold	273	—	—%	273	—	—%
Federal Home Loan Bank stock	3,898	—	—%	25,578	—	—%
Loans (1)(2)(3)	1,720,086	17,920	4.19%	1,512,769	16,494	4.42%
Total earning assets/interest income	2,348,402	22,694	3.89%	2,054,733	19,510	3.85%
Reserve for loan losses	(26,591)			(23,556)
Cash and due from banks	49,250			41,069
Premises and equipment, net	42,090			43,536
Bank-owned life insurance	54,558			53,549
Deferred tax asset	49,781			66,318
Goodwill	78,653			79,951
Core deposit intangibles	6,800			7,550
Accrued interest and other assets	35,625			35,625
Total assets	$2,638,568			$2,358,775

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$1,129,592	413	0.15%	$996,267	312	0.13%
Savings deposits	146,257	11	0.03%	131,504	10	0.03%
Time deposits	186,316	85	0.18%	224,792	224	0.40%
Other borrowings	22,846	26	0.46%	278	—	—%
Total interest bearing liabilities/interest expense	1,485,011	535	0.14%	1,352,841	546	0.16%
Demand deposits	763,496			642,391
Other liabilities	50,825			45,071
Total liabilities	2,299,332			2,040,303
Stockholders’ equity	339,236			318,472
Total liabilities and stockholders’ equity	$2,638,568			$2,358,775

Net interest income		$22,159			$18,964

Net interest spread			3.74%			3.69%

Net interest income to earning assets			3.80%			3.74%

(1)	Average non-performing loans included in the computation of average loans for the three months ended March 31, 2016 and 2015 was approximately $6.4 million and $11.6 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.3 million in 2016 and $0.8 million in 2015.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three months ended March 31, 2016, and attributes such variance to “volume” or “rate” changes (dollars in thousands). The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended March 31,
	2016 over 2015
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$1,426	$2,348	$(922)
Interest on investment securities	1,635	279	1,356
Other investment income	123	45	78
Total interest income	3,184	2,672	512

Interest expense:
Interest on deposits:
Interest bearing demand	101	44	57
Savings	1	1	—
Time deposits	(139)	(38)	(101)
Other borrowings	26	—	26
Total interest expense	(11)	7	(18)

Net interest income	$3,195	$2,665	$530

Loan Loss Provision and Reserve for Loan Losses

The Company did not record a loan loss provision during the three months ended March 31, 2016.

The Bank maintains pooled and impaired loan reserves with additional consideration of qualitative factors and unallocated reserves in reaching its determination of the total reserve for loan losses. The level of reserves is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies and Estimates” in this Form 10-Q and “Loan Portfolio and Credit Quality” in Item 7 of our 2015 Annual Report. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan-related losses.

As of March 31, 2016, the reserve for loan losses was $24.4 million, or 1.37% of outstanding loans, compared to $24.4 million, or 1.45% of outstanding loans, at December 31, 2015. Activity in the reserve during the period includes $3.3 million gross recoveries on loans previously charged off, largely offset by a write-down of a loan in the Bank’s mining and energy shared national credit portfolio. Aggregate portfolio exposure to energy/mining sector is less than 1% of total loans. The unallocated portion of the reserve is subject to refinement as we continue to enhance our qualitative factors and assess uncertainties regarding our entry into new loan markets, new geographies and general uncertainty related to growth and economic conditions. In that regard, a future credit to provision expense is possible depending on the Company’s loan growth and ongoing assessment of local and regional economic conditions, and other considerations.

The reserve for unfunded lending commitments was $0.4 million at March 31, 2016, which remained unchanged from December 31, 2015.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% Change
Service charges on deposit accounts	$1,372	$1,261	8.8%
Card issuer and merchant services fees, net	1,835	1,643	11.7%
Earnings on BOLI	258	242	6.6%
Mortgage banking income, net	495	788	(37.2)%
Swap fee income	666	515	29.3%
SBA gain on sales and fee income	174	362	(51.9)%
Other income	656	1,311	(50.0)%
Total non-interest income	$5,456	$6,122	(10.9)%

Non-interest income for the three months ended March 31, 2016 was $5.5 million, respectively, down from $6.1 million during the year ago period.

For the quarter ended March 31, 2016, service charges on deposit accounts and card issuer and merchant service fees were up over year ago levels mainly due to higher transaction volumes including those from acquired branch customers following the branch acquisition.

Earnings on BOLI for the three months ended March 31, 2016 were stable with no plans to increase BOLI at this time.

Net mortgage banking income for the first quarter of 2016 was down modestly from the year ago period mainly due to lower production of saleable residential mortgages.

The Bank began to offer its customer interest rate swaps and SBA services in 2013 in order to increase its services to customers and diversify its revenue sources. Changes in customer swap fee income and SBA revenue for the quarter generally reflect the timing of transaction settlement for these services.

Other income for the three months ended March 31, 2016 was down $0.7 million, largely due to gains on disposition of branch properties during that occurred in the year ago period.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% Change
Salaries and employee benefits	$13,029	$11,130	17.1%
Occupancy	2,680	1,366	96.2%
Information technology	1,397	938	48.9%
Equipment	448	357	25.5%
Communications	610	541	12.8%
FDIC insurance	377	398	(5.3)%
OREO (income) expense	212	57	271.9%
Professional services	1,598	957	67.0%
Card issuer	909	863	5.3%
Insurance	175	209	(16.3)%
Other expenses	3,083	2,004	53.8%
Total non-interest expense	$24,518	$18,820	30.3%

Non-interest expense in the three months ended March 31, 2016 was $24.5 million compared to $18.8 million in the year ago period. The year over year increase in non-interest expense was largely a result of $4.6 million in generally non-recurring costs mainly related to the branch acquisition and branch consolidations.

Total salaries and benefits increased $1.9 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily related to non-recurring costs of acquired branch employees, including severance, healthcare and other benefit accruals, incentive costs related to a conversion project success as well as overtime and staff retention. The year ago quarter also included a $0.5 million accrual related to a transition to a paid time off benefit plan.

Information technology for the three months ended March 31, 2016 increased from the same period in 2015, due primarily to one-time system conversion costs associated with the branch acquisition.

Occupancy, equipment and communications expenses for the three months ended March 31, 2016 increased an aggregate of $1.5 million compared to the three months ended March 31, 2015 primarily related to costs associated with the new branches and certain branch consolidations. In addition, the year ago period included credits to occupancy on the disposition of decommissioned branches.

OREO expense increased over the same period in 2015 due to a current period provision for OREO loss.

Professional services increased for the three month period ended March 31, 2016 due mainly to branch acquisition conversion related costs.

Card issuer expenses increased modestly for the three month period ended March 31, 2016 related to increased interchange expense on higher volumes.

Insurance expenses decreased 16.3% in the three months ended March 31, 2016 compared to the same periods in 2015, largely as a result of lower risk rate on renewal of insurance.

Other expenses increased for the three months ended March 31, 2016 as compared to the three ended in the same periods in 2015, mainly related to costs associated with the acquired branches.

Income Taxes

The Company recorded an income tax provision of $1.2 million during the three months ended March 31, 2016, as compared to $3.1 million for the three months ended March 31, 2015, as pretax income was notably lower in the current period mainly due to non-recurring costs related to the branch acquisition.

As of March 31, 2016, the DTA was $49.4 million. This is compared with a DTA as of December 31, 2015 of $50.7 million. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal loan and bond interest income from taxable income.

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

The Company reversed its DTA valuation allowance as of June 30, 2013 due to management’s determination that it was more likely than not that a significant portion of the Company’s DTA would be realized. Management’s determination resulted from consideration of both the positive and negative evidence available that can be objectively verified. For a full discussion of the Company’s considerations, see “Deferred Income Taxes” in Part II, Item 7 of our 2015 Annual Report.

Financial Condition

Total Assets and Liabilities

Total assets at March 31, 2016 increased to $3.0 billion, compared to $2.5 billion at December 31, 2015, with higher cash and cash equivalents, investments, and loans outstanding.

Cash and cash equivalents at March 31, 2016 were $343.5 million compared to $77.8 million at December 31, 2015 due to cash assumed in the branch acquisition.

Investment securities classified as available-for-sale and held-to-maturity were up at $572.9 million at March 31, 2016, from $449.7 million at December 31, 2015 due to redeployment of cash assumed in the branch acquisition into securities and adjustable rate mortgages (“ARMs”) during the current quarter. The deployment of a significant portion of remaining cash from the branch acquisition is expected to continue during the balance of 2016.

Total loans at March 31, 2016 were $1.8 billion, compared to $1.7 billion at December 31, 2015. Loan growth was distributed among commercial real estate, construction, consumer residential and consumer and industrial loans. Consumer residential included both retained and acquired mortgages. Strategically, the Bank continued to expand its ARM portfolio to further diversify its overall loan portfolio by geography and loan type. Organic growth was partially offset by a modest decline in the shared national credits (“SNC”) portfolio.

FHLB stock remained steady with $3.0 million at December 31, 2015 and $3.1 million at March 31, 2016.

At March 31, 2016, goodwill increased to $82.6 million at March 31, 2016, compared to $78.6 million at December 31, 2015 due to the premium paid for $469.9 million in deposits assumed with the branch acquisition.

Total deposits increased to $2.6 billion at March 31, 2016 from $2.1 billion at December 31, 2015 due primarily to deposits assumed in the branch acquisition. Increases from December 31, 2015 were visible across all deposit types, with the most significant impact seen in non-interest bearing accounts (up $139.9 million, or 19.2%) and interest bearing demand (up $273.6 million, or 26.2%). The overall cost of funds was 0.09% for the quarter as compared to 0.08% for the quarter ended December 31, 2015.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2016, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Stockholders’ Equity and Capital Resources

Total stockholders’ equity at March 31, 2016 was $339.7 million, as compared to $336.8 million at December 31, 2015. The increase in total stockholders’ equity was due to the interim period net income. At March 31, 2016, the total common equity to total assets ratio was 11.39% and the Company’s basic book value per share was $4.67 as compared to the total common equity to total assets ratio of 13.65% and basic book value per share of $4.63 at December 31, 2015.

At March 31, 2016, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the Basel III regulatory capital framework. Additional information regarding capital requirements can be found in Note 13 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2016
Tier 1 leverage (to average assets)
Bancorp	$217,907	8.6%	$126,072	5.0%
Bank	213,514	8.5%	125,829	5.0%
CET1 capital (to risk weighted assets)
Bancorp	217,907	10.4	135,970	6.5
Bank	213,514	10.2	135,745	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	217,907	10.4	167,348	8.0
Bank	213,514	10.2	167,070	8.0
Total capital (to risk-weighted assets)
Bancorp	242,780	11.6	209,185	10.0
Bank	238,387	11.4	208,838	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$121,022	5.0%
Bank	223,533	9.3%	120,827	5.0%
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	128,292	6.5
Bank	223,533	11.4	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	157,898	8.0
Bank	223,533	11.4	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	197,373	10.0
Bank	248,346	12.6	197,030	10.0

Asset Quality

For the quarter ended March 31, 2016, loan charge offs were offset by recoveries, as described elsewhere, and there was no provision for loan losses during the period. This resulted in a ratio of Loan Loss Reserve to total loans of 1.37% of total loans at March 31, 2016 compared to 1.45% at December 31, 2015 and 1.48% at March 31, 2015.

At March 31, 2016, delinquent loans were 0.30% of the loan portfolio. This compares to 0.24% of December 31, 2015 and 0.17% as of March 31, 2015.

Non-performing assets as a percentage of total assets was 0.49% at March 31, 2016, as compared to 0.34% at December 31, 2015 and 0.53% at March 31, 2015. The increase relates to risk-rating downgrades in the mining/energy sector of the loan portfolio offset by several upgrades of previously adversely risk rated credits. The Company’s aggregate mining and energy exposure is less than 1.0% of total loans.

At March 31, 2016, $29.1 million, or 13.2%, of the $221.4 million in acquired loans were covered under loss sharing agreements with the FDIC. These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and 10 years after the acquisitions date for single-family covered assets. The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC loss sharing agreements are not expected to be material to the Company’s financial condition. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit	$481,512	$479,353
Commitments under credit card lines of credit	73,493	65,988
Standby letters of credit	6,581	5,090

Total off-balance sheet financial instruments	$561,586	$550,431

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

The increase in commitments to extend credit from the balance at December 31, 2015 to the balance at March 31, 2016 was primarily related to an increase in commercial real estate and credit card lending commitments.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of March 31, 2016 and December 31, 2015.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At March 31, 2016, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco (“FRB”) totaling $272.6 million compared to $22.3 million at December 31, 2015. The increase was primarily the result of cash assumed in the branch acquisition.

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

 In March 2016, the Company increased its core deposits with the purchase of branches and customer deposits from Bank of America. Management believes such deposits will materially improve its liquidity profile.

The Bank augments core deposits with wholesale funds from time to time. The Bank may accept local relationship-based reciprocal Certificate of Deposit Account Registry Service (“CDARS”) and Demand Deposit Marketplace (“DDM”) deposits. Regulators classify such as brokered deposits. At March 31, 2016 and December 31, 2015, the Company had $2.4 million and $10.0 million in reciprocal CDARS, respectively, and $70.2 million and $76.0 million in reciprocal DDM deposits, respectively.

The Bank accepts public fund deposits in Oregon, Idaho and Washington and follows rules imposed by state authorities. Current rules imposed by the Oregon and Washington State Treasuries require that the Bank collateralize 50% and 100% of the uninsured public funds of Oregon and Washington entities held by the Bank, respectively. At March 31, 2016, the Bank was in compliance with these requirements. Currently, there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At March 31, 2016, the Federal Home Loan Bank of Des Moines (“FHLB”) had extended the Bank a secured line of credit of $861.8 million (35.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2016, the Bank had qualifying collateral pledged for FHLB borrowings totaling $508.5 million, of which the Bank had $5.0 million outstanding. At March 31, 2016, the Bank also had undrawn borrowing capacity at FRB of $16.2 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At March 31, 2016, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At March 31, 2016, the Bank had $561.6 million in total outstanding commitments to extend credit, compared to $550.4 million at year-end 2015. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of March 31, 2016, the book value of unpledged investments totaled $427.1 million compared to $331.7 million at December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of March 31, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors previously disclosed in Part I – Item 1A Risk Factors of our 2015 Annual Report. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-Q. There have been no material changes to Cascade’s risk factors described in our 2015 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended March 31, 2016, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	May 6, 2016	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	May 6, 2016	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)