Form 10-Q
period 2016-06-30
CASCADE BANCORP
filed 2016-08-05
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_________

Commission file number: 000-23322

CASCADE BANCORP
(Exact name of registrant as specified in its charter)

Oregon	93-1034484
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1100 N.W. Wall Street
Bend, Oregon 97703
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 76,242,859 shares of common stock, no par value, as of August 3, 2016.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(Dollars in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$59,453	$46,354
Interest bearing deposits	119,088	31,178
Federal funds sold	273	273
Total cash and cash equivalents	178,814	77,805
Investment securities available-for-sale	462,013	310,262
Investment securities held-to-maturity, estimated fair value of $148,627 at June 30, 2016; $142,260 at December 31, 2015	142,211	139,424
Federal Home Loan Bank (FHLB) stock	3,130	3,000
Loans held for sale	3,732	3,621
Loans, net	1,876,237	1,662,095
Premises and equipment, net	45,238	42,031
Bank-owned life insurance (BOLI)	54,957	54,450
Other real estate owned (OREO), net	2,993	3,274
Deferred tax asset (DTA), net	46,538	50,673
Core deposit intangible (CDI)	12,720	6,863
Goodwill	82,594	78,610
Other assets	55,397	35,921
Total assets	$2,966,574	$2,468,029
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$876,880	$727,730
Interest bearing demand	1,306,164	1,044,134
Savings	173,012	135,527
Time	203,898	175,697
Total deposits	2,559,954	2,083,088
Other liabilities	61,360	48,167
Total liabilities	2,621,314	2,131,255
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 73,255,171 issued and outstanding as of June 30, 2016; 72,792,570 issued and outstanding as of December 31, 2015	453,970	452,925
Accumulated deficit	(111,008)	(117,772)
Accumulated other comprehensive income	2,298	1,621
Total stockholders’ equity	345,260	336,774
Total liabilities and stockholders’ equity	$2,966,574	$2,468,029

  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2016 and 2015
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$19,037	$16,987	$36,957	$33,481
Interest on investments	3,429	2,805	8,047	5,788
Other interest income	273	27	429	60
Total interest income	22,739	19,819	45,433	39,329

Interest expense:
Deposits:
Interest bearing demand	458	315	871	628
Savings	13	10	24	20
Time	52	136	137	359
Other borrowings	—	6	26	6
Total interest expense	523	467	1,058	1,013

Net interest income	22,216	19,352	44,375	38,316
Loan loss recovery	—	—	—	(2,000)
Net interest income after loan loss recovery	22,216	19,352	44,375	40,316

Non-interest income:
Service charges on deposit accounts	1,729	1,249	3,101	2,510
Card issuer and merchant services fees, net	2,700	1,856	4,535	3,499
Earnings on BOLI	249	242	507	484
Mortgage banking income, net	899	677	1,394	1,465
Swap fee income	466	785	1,132	1,300
SBA gain on sales and fee income	386	144	560	506
Other income	1,342	1,742	1,998	3,053
Total non-interest income	7,771	6,695	13,227	12,817

Non-interest expense:
Salaries and employee benefits	13,089	10,588	26,118	21,718
Occupancy	1,647	1,417	4,327	2,783
Information technology	1,182	1,046	2,579	1,984
Equipment	310	395	758	752
Communications	683	484	1,293	1,025
Federal Deposit Insurance Corporation (FDIC) insurance	455	306	832	704
OREO (income) expense	(119)	(168)	93	(111)
Professional services	1,060	1,289	2,658	2,246
Card issuer	1,044	643	1,953	1,506
Insurance	158	191	333	400
Other expenses	2,826	2,200	5,909	4,204
Total non-interest expense	22,335	18,391	46,853	37,211

Income before income taxes	7,652	7,656	10,749	15,922
Income tax provision	(2,828)	(2,861)	(3,985)	(6,009)
Net income	$4,824	$4,795	$6,764	$9,913

Basic and diluted income per share:
Net income per common share	$0.07	$0.07	$0.09	$0.14
Net income per common share (diluted)	$0.07	$0.07	$0.09	$0.14

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$4,824	$4,795	$6,764	$9,913

Other comprehensive income:
Change in unrealized gains on investment securities available-for-sale	592	(2,256)	1,092	(727)
Tax effect on securities	(225)	786	(415)	205
Total other comprehensive income	367	(1,470)	677	(522)
Comprehensive income	$5,191	$3,325	$7,441	$9,391

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$5,412	$25,241

Investing activities:
Purchases of investment securities available-for-sale	(217,847)	(34,902)
Purchases of investment securities held to maturity	(5,116)	—
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	67,992	42,316
Proceeds from maturities and calls of investment securities held-to-maturity	2,170	4,572
Proceeds from redemption of FHLB stock	(130)	22,620
Loan originations, net of collections	(213,818)	(131,832)
Purchases of premises and equipment	(1,244)	144
Proceeds from sales of premises and equipment	76	26
Proceeds from sales of other assets	—	1,855
Proceeds from sales of OREO	360	865
Net cash assumed in Bank of America branch acquisition	456,611	—
Net cash provided by (used in) investing activities	89,054	(94,336)

Financing activities:
Net increase in deposits	6,977	66,365
Tax effect of non-vested restricted stock	(434)	(575)
FHLB advance borrowings	257,000	95,000
Repayment of FHLB advances	(257,000)	(95,000)
Net cash provided by financing activities	6,543	65,790
Net increase (decrease) in cash and cash equivalents	101,009	(3,305)
Cash and cash equivalents at beginning of period	77,805	83,089
Cash and cash equivalents at end of period	$178,814	$79,784

Supplemental disclosures of cash flow information:
Interest paid	$12,608	$2,282
Taxes paid	$298	$—
Loans transferred to OREO	$—	$1,558

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
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
 June 30, 2016
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

3.    Investment Securities

The following table presents investment securities at June 30, 2016 and December 31, 2015, showing that available-for-sale and held-to-maturity securities increased from December 31, 2015 primarily due to redeployment of cash assumed in the branch acquisition into securities (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2016
Available-for-sale
U.S. Agency mortgage-backed securities (MBS)	$186,317	$3,165	$(149)	$189,333
Non-agency MBS	229,512	916	(426)	230,002
Corporate securities	41,947	197	(1)	42,143
Mutual fund	531	4	—	535
	$458,307	$4,282	$(576)	$462,013
Held-to-maturity
U.S. Agency MBS	$102,729	$4,399	$(3)	$107,125
Obligations of state and political subdivisions	39,061	2,020	—	41,081
Tax credit investments	421	—	—	421
	$142,211	$6,419	$(3)	$148,627

December 31, 2015
Available-for-sale
U.S. Agency MBS	$154,691	$2,698	$(455)	$156,934
Non-agency MBS	118,765	477	(1,016)	118,226
U.S. Agency asset-backed securities	7,468	800	(23)	8,245
Corporate securities	26,199	121	—	26,320
Mutual fund	525	12	—	537
	$307,648	$4,108	$(1,494)	$310,262
Held-to-maturity
U.S. Agency MBS	$98,800	$1,875	$(5)	$100,670
Obligations of state and political subdivisions	421	—	—	421
Tax credit investments	40,203	968	(2)	41,169
	$139,424	$2,843	$(7)	$142,260

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

The following table presents the contractual maturities of investment securities at June 30, 2016 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$9,506	$9,566	$—	$—
Due after one year through five years	45,779	46,016	30,531	31,294
Due after five years through ten years	36,761	37,004	88,812	93,726
Due after ten years	365,730	368,892	22,447	23,186
Mutual fund	531	535	—	—
Tax credit investments	—	—	421	421
	$458,307	$462,013	$142,211	$148,627

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2016
Available-for-sale
U.S. Agency MBS	$50,351	$(145)	$269	$(4)	$50,620	$(149)
Non-Agency MBS	74,564	(426)	—	—	74,564	(426)
Corporate Securities	1,986	(1)	—	—	1,986	(1)
	$126,901	$(572)	$269	$(4)	$127,170	$(576)

Held-to-maturity
U.S. Agency MBS	$5,070	$(3)	$—	$—	$5,070	$(3)
	$5,070	$(3)	$—	$—	$5,070	$(3)

December 31, 2015
Available-for-sale
U.S. Agency MBS	$23,630	$(123)	$34,576	$(332)	$58,206	$(455)
Non-Agency MBS	66,412	(765)	12,225	(251)	78,637	(1,016)
U.S. Agency asset-backed securities	—	—	1,521	(23)	1,521	(23)
	$90,042	$(888)	$48,322	$(606)	$138,364	$(1,494)

Held-to-maturity
U.S. Agency MBS	2,063	(5)	—	—	$2,063	$(5)
Obligations of state and political subdivisions	725	(2)	—	—	725	(2)
	$2,788	$(7)	$—	$—	$2,788	$(7)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to changes in market yield/rate spreads at June 30, 2016 and December 31, 2015 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. Management expects the fair value of these investment

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of June 30, 2016, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.    Loans and reserve for credit losses

 The composition of the loan portfolio at June 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$280,421	16.5%	$263,095	18.1%
Non-owner occupied	462,163	27.3%	431,379	29.7%
Total commercial real estate loans	742,584	43.8%	694,474	47.8%
Construction	151,914	9.0%	119,723	8.2%
Residential real estate	369,802	21.8%	237,084	16.3%
Commercial and industrial	389,319	23.0%	363,335	25.0%
Consumer	40,231	2.4%	38,362	2.7%
Total loans	1,693,850	100.0%	1,452,978	100.0%

Less:
Deferred loan fees	(1,808)		(1,419)
Reserve for loan losses	(24,666)		(24,415)
Loans, net	$1,667,376		$1,427,144

Acquired loans (b):
Commercial real estate:
Owner occupied	$40,354	19.2%	$45,236	19.3%
Non-owner occupied	85,144	40.8%	95,183	40.5%
Total commercial real estate loans	125,498	60.0%	140,419	59.8%
Construction	9,967	4.8%	10,629	4.5%
Residential real estate	51,532	24.7%	61,306	26.1%
Commercial and industrial	20,713	9.9%	21,109	9.0%
Consumer	1,151	0.6%	1,488	0.6%
Total loans	$208,861	100.0%	$234,951	100.0%

Total loans:
Commercial real estate:
Owner occupied	$320,775	16.9%	$308,331	18.3%
Non-owner occupied	547,307	28.8%	526,562	31.2%
Total commercial real estate loans	868,082	45.7%	834,893	49.5%
Construction	161,881	8.5%	130,352	7.7%
Residential real estate	421,334	22.1%	298,390	17.7%
Commercial and industrial	410,032	21.5%	384,444	22.8%
Consumer	41,382	2.2%	39,850	2.3%
Total loans	1,902,711	100.0%	1,687,929	100.0%

Less:
Deferred loan fees	(1,808)		(1,419)
Reserve for loan losses	(24,666)		(24,415)
Loans, net	$1,876,237		$1,662,095

(a) Originated loans are loans organically made through the Company’s normal and customary origination process, including adjustable rate mortgage ("ARM") purchases.
(b) Acquired loans are loans acquired in the acquisition of Home Federal Bancorp, Inc.

The following describes the distinction between originated and acquired loan portfolios and certain significant accounting policies relevant to each of these portfolios.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
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

Approximately 74.6% of the Bank’s originated loan portfolio at June 30, 2016 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At June 30, 2016, approximately 76.3% of the Bank’s total portfolio (inclusive of acquired loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management expects to diversify its commercial real estate (“CRE”) concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets the Bank serves.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At June 30, 2016 and December 31, 2015, the portion of loans participated to third parties (which are not included in the accompanying condensed consolidated financial statements) totaled $48.9 million and $44.2 million, respectively.

Acquired loans

Acquired loans are those purchased in the Company’s acquisition of Home Federal Bancorp, Inc. (“Home”), which was completed on May 16, 2014 (the “Acquisition Date”). These loans were recorded at estimated fair value at the Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans at acquisition was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of June 30, 2016, the remaining net fair value adjustment was $2.1 million.

Of the loans acquired on the Acquisition Date and still held at June 30, 2016, $7.0 million, or 3.4%, were graded substandard. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of June 30, 2016, $24.0 million, or 11.5% of the $208.9 million in acquired loans were covered under loss sharing agreements with the FDIC (“covered loans”). The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered loans. When the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios will be reduced. While the agreements are in place, the covered loans receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered loans will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered loans portfolios are non-single family covered loans. Therefore, most of the covered loans were no longer indemnified after September 30, 2014 or were no longer indemnified after September 30, 2015. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Acquisition Date which represents the estimated value of reimbursement the Company

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. Upon the determination of an incurred loss or recovery, the loss share receivable/payable will be changed by the amount due to or due from the FDIC.

Changes in the loss share payable associated with covered loans for the three and six months ended June 30, 2016 were as follows (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2016
Balance at beginning of period	$367	$289
Paid to FDIC	(367)	(656)
Increase due to impairment	(53)	(53)
FDIC reimbursement	252	680
Shared loss expenses	(2)	(63)
Adjustments from prior periods	4	4
Balance at end of period	$201	$201

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

Risk ratings for individual shared national credits ("SNCs") are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNC lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

The increase in the reserve for loan losses from December 31, 2015 to June 30, 2016 was related to net recoveries during the period. The unallocated reserve for loan losses at June 30, 2016 has increased $0.9 million from the balance at December 31, 2015. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

Acquired reserve for loan losses

The fair value estimates for acquired loans are based on expected prepayments, charge-offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was $6.0 million, representing a valuation adjustment for interest rate and credit quality. The credit portion of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient, a provision to the reserve for loan losses will be made. As of June 30, 2016, the remaining net fair value adjustment was $2.1 million, and no additional reserve for acquired loans was required.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended June 30, 2016
Allowance for Loan Losses
Balance at March 31, 2016	$3,846	$1,098	$2,392	$12,497	$959	$3,638	$24,430
Loan loss provision (credit)	556	120	281	(917)	216	(256)	—
Recoveries	(11)	41	47	603	243	—	923
Loans charged off	—	—	(46)	(201)	(440)	—	(687)
Balance at end of period	$4,391	$1,259	$2,674	$11,982	$978	$3,382	$24,666

Reserve for unfunded lending commitments
Balance at March 31, 2016	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$4,391	$1,259	$2,674	$11,982	$978	$3,382	$24,666
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$4,439	$1,527	$2,699	$12,057	$1,002	$3,382	$25,106

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the six months ended June 30, 2016
Allowance for Loan Losses
Balance at December 31, 2015	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415
Loan loss provision (credit)	(2,221)	136	486	212	481	906	—
Recoveries	2,718	79	177	762	507	—	4,243
Loans charged off	(40)	—	(64)	(2,961)	(927)	—	(3,992)
Balance at end of period	$4,391	$1,259	$2,674	$11,982	$978	$3,382	$24,666

Reserve for unfunded lending commitments
Balance at December 31, 2015	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$4,391	$1,259	$2,674	$11,982	$978	$3,382	$24,666
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$4,439	$1,527	$2,699	$12,057	$1,002	$3,382	$25,106

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
June 30, 2016
Commercial real estate	$74	$4,317	$4,391	$4,547	$863,535	$868,082
Construction	—	1,259	1,259	—	161,881	161,881
Residential real estate	—	2,674	2,674	—	421,334	421,334
Commercial and industrial	78	11,904	11,982	7,453	402,579	410,032
Consumer	—	978	978	—	41,382	41,382
	$152	$21,132	21,284	$12,000	$1,890,711	$1,902,711
Unallocated			3,382
			$24,666

December 31, 2015
Commercial real estate	$78	$3,856	$3,934	$3,835	$831,058	$834,893
Construction	—	1,044	1,044	365	129,987	130,352
Residential real estate	—	2,075	2,075	18	298,372	298,390
Commercial and industrial	164	13,805	13,969	2,724	381,720	384,444
Consumer	—	917	917	—	39,850	39,850
	$242	$21,697	21,939	$6,942	$1,680,987	$1,687,929
Unallocated			2,476
			$24,415

The above reserve for loan losses includes an unallocated allowance of $3.4 million at June 30, 2016 and $2.5 million at December 31, 2015. The change in the unallocated allowance is mainly due to uncertainty associated with risk inherent in entering new loan markets and/or geographies, as well as, general uncertainty related to growth and economic conditions.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

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

During the six months ended June 30, 2016, the Bank saw relatively steady credit quality metrics. An improvement in Special Mention loans was partially offset by an increase in the Substandard portfolio. Increases in the Substandard loan balances were largely due to certain energy/mining sector shared national credits included in commercial and industrial ("C&I") loans. Aggregate portfolio exposure to the energy/mining sector is less than 1% of total loans outstanding.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
June 30, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$266,099	$6,884	$975	$6,463	$280,421
Non-owner occupied	449,614	3,745	4,863	3,941	462,163
Total commercial real estate loans	715,713	10,629	5,838	10,404	742,584
Construction	151,914	—	—	—	151,914
Residential real estate	369,300	—	—	502	369,802
Commercial and industrial	347,274	13,338	5,422	23,285	389,319
Consumer	40,229	—	—	2	40,231
	$1,624,430	$23,967	$11,260	$34,193	$1,693,850

Acquired loans (b):
Commercial real estate:
Owner occupied	$34,862	$3,445	$1,213	$834	$40,354
Non-owner occupied	71,307	881	8,351	4,605	85,144
Total commercial real estate loans	106,169	4,326	9,564	5,439	125,498
Construction	9,899	—	—	68	9,967
Residential real estate	50,690	—	—	842	51,532
Commercial and industrial	19,958	92	—	663	20,713
Consumer	1,151	—	—	—	1,151
	$187,867	$4,418	$9,564	$7,012	$208,861

Total loans:
Commercial real estate:
Owner occupied	$300,961	$10,329	$2,188	$7,297	$320,775
Non-owner occupied	520,921	4,626	13,214	8,546	547,307
Total commercial real estate loans	821,882	14,955	15,402	15,843	868,082
Construction	161,813	—	—	68	161,881
Residential real estate	419,990	—	—	1,344	421,334
Commercial and industrial	367,232	13,430	5,422	23,948	410,032
Consumer	41,380	—	—	2	41,382
	$1,812,297	$28,385	$20,824	$41,205	$1,902,711

(a) Originated loans are loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Acquired loans are loans acquired in the acquisition of Home.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
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

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at June 30, 2016 and December 31, 2015 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
June 30, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$211	$719	$930	$279,491	$280,421
Non-owner occupied	—	—	—	462,163	462,163
Total commercial real estate loans	211	719	930	741,654	742,584
Construction	72	—	72	151,842	151,914
Residential real estate	1,494	—	1,494	368,308	369,802
Commercial and industrial	396	170	566	388,753	389,319
Consumer	145	2	147	40,084	40,231
	$2,318	$891	$3,209	$1,690,641	$1,693,850

Acquired loans (b):
Commercial real estate:
Owner occupied	$13	$—	$13	$40,341	$40,354
Non-owner occupied	—	—	—	85,144	85,144
Total commercial real estate loans	13	—	13	125,485	125,498
Construction	—	26	26	9,941	9,967
Residential real estate	1,275	280	1,555	49,977	51,532
Commercial and industrial	228	9	237	20,476	20,713
Consumer	64	—	64	1,087	1,151
	$1,580	$315	$1,895	$206,966	$208,861

Total loans:
Commercial real estate:
Owner occupied	$224	$719	$943	$319,832	$320,775
Non-owner occupied	—	—	—	547,307	547,307
Total commercial real estate loans	224	719	943	867,139	868,082
Construction	72	26	98	161,783	161,881
Residential real estate	2,769	280	3,049	418,285	421,334
Commercial and industrial	624	179	803	409,229	410,032
Consumer	209	2	211	41,171	41,382
	$3,898	$1,206	$5,104	$1,897,607	$1,902,711

December 31, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$1,020	$719	$1,739	$261,356	$263,095
Non-owner occupied	593	—	593	430,786	431,379
Total commercial real estate loans	1,613	719	2,332	692,142	694,474
Construction	—	—	—	119,723	119,723
Residential real estate	196	—	196	236,888	237,084
Commercial and industrial	346	239	585	362,750	363,335
Consumer	209	12	221	38,141	38,362
	$2,364	$970	$3,334	$1,449,644	$1,452,978

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
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

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.05 million and $0.07 million at June 30, 2016 and December 31, 2015, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

The following table presents information related to impaired loans, by portfolio class, at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
June 30, 2016
Commercial real estate:
Owner occupied	$848	$1,159	$2,007	$3,067	$54
Non-owner occupied	636	1,904	2,540	2,540	20
Total commercial real estate loans	1,484	3,063	4,547	5,607	74
Construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial and industrial	246	7,207	7,453	10,893	78
Consumer	—	—	—	—	—
	$1,730	$10,270	$12,000	$16,500	$152

December 31, 2015
Commercial real estate:
Owner occupied	$1,032	$2,157	$3,189	$4,285	$73
Non-owner occupied	646	—	646	646	5
Total commercial real estate loans	1,678	2,157	3,835	4,931	78
Construction	—	365	365	365	—
Residential real estate	—	18	18	18	—
Commercial and industrial	2,539	185	2,724	3,366	164
Consumer	—	—	—	—	—
	$4,217	$2,725	$6,942	$8,680	$242

The increase in impaired C&I loans relates to energy/mining shared national credits. Aggregate portfolio exposure to the energy/mining sector is less than 1% of total loans outstanding. At June 30, 2016 and December 31, 2015, the total recorded balance of impaired loans in the above table included $0.6 million and $0.8 million, respectively, of troubled debt restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial real estate:
Owner occupied	$2,285	$3,323	$2,586	$4,235
Non-owner occupied	2,554	12,121	1,918	15,709
Total commercial real estate loans	4,839	15,444	4,504	19,944
Construction	—	632	122	742
Residential real estate	—	99	6	171
Commercial and industrial	7,565	2,942	5,952	3,127
Consumer	—	—	—	—
	$12,404	$19,117	$10,584	$23,984

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

Interest income recognized for cash payments received on impaired loans for the three and six months ended June 30, 2016 was $0.4 million and $0.6 million, respectively.

Information with respect to the Company’s non-performing loans, by portfolio class, at June 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Commercial real estate:
Owner occupied	$892	$2,742
Non-owner occupied	2,763	434
Total commercial real estate loans	3,655	3,176
Construction	42	—
Residential real estate	1,254	1,427
Commercial and industrial	7,224	447
Consumer	—	3
Total non-accrual loans	$12,175	$5,053

Accruing loans which are contractually past due 90 days or more:
Construction	26	—
Commercial and industrial	24	56
Consumer	2	12
Total accruing loans which are contractually past due 90 days or more	$52	$68

TDRs

The Company allocated no specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2016 and December 31, 2015. TDRs involve the restructuring of loan terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospects for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual status at the time of restructuring, it will remain on accrual status after the restructuring. After six consecutive payments under the restructured terms, a non-accrual restructured loan is reviewed for possible upgrade to accrual status.

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

There were no loans modified and recorded as TDRs during the three months ended June 30, 2016 and 2015.

The following table presents, by portfolio segment, the information with respect to the Company’s loans that were modified and recorded as TDRs during the six months ended June 30, 2016 and 2015 (dollars in thousands).

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

	Six months ended June 30,
	2016		2015
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	1	22	—	—
Consumer	—	—	—	—
	1	$22	—	$—

At both June 30, 2016 and 2015, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the six months ended June 30, 2016.

Six Months Ended June 30, 2016	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	22	—	22
Consumer	—	—	—	—
	$—	$22	$—	$22

There were no TDRs which had payment defaults during the six months ended June 30, 2016 or 2015 that had been previously restructured within the twelve months prior to June 30, 2016 or 2015.

5.    Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$3,274	$4,830	$3,274	$3,309
Additions	—	—	—	1,558
Dispositions	(281)	(2,339)	(281)	(2,379)
Change in valuation allowance	—	1,549	—	1,552
Balances at end of period	$2,993	$4,040	$2,993	$4,040

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$776	$2,320	$776	$2,323
Additions to the valuation allowance	—	—	—	5
Reductions due to sales	—	(1,549)	—	(1,557)
Balance at end of period	$776	$771	$776	$771

The following table summarizes OREO (income) expenses for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating costs	$121	$54	$166	$106
Net gains on dispositions	(240)	(222)	(240)	(222)
Increases in valuation allowance	—	—	167	5
Total	$(119)	$(168)	$93	$(111)

6.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the fixed rate mortgage loans it originates into the secondary market while retaining servicing of such loans. MSRs, included in other assets in the condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at June 30, 2016 and December 31, 2015 was $2.2 million. There was no valuation allowance at June 30, 2016 or December 31, 2015.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,151	$2,287	$2,186	$2,248
Additions	254	150	382	376
Amortization	(176)	(161)	(339)	(348)
Balances at end of period	$2,229	$2,276	$2,229	$2,276

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Origination and processing fees	$122	$186	$180	$444
Gain on sales of mortgage loans, net	813	479	1,252	1,031
Servicing fees	140	173	301	338
Amortization	(176)	(161)	(339)	(348)
Mortgage banking income, net	$899	$677	$1,394	$1,465

7.     Goodwill and other intangible assets

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

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the three and six months ended June 30, 2016 and 2015 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross core deposit intangibles balance, beginning of period	$14,623	$8,196	$8,196	$8,196
Accumulated amortization, beginning of period	(1,538)	(718)	(1,333)	(513)
Core deposit intangible, net, beginning of period	13,085	7,478	6,863	7,683
Established through acquisitions	—	—	6,427	—
CDI current period amortization	(365)	(205)	(570)	(410)
Total core deposit intangible, end of period	$12,720	$7,273	$12,720	$7,273

The following table provides the estimated future amortization expense of core deposit intangibles for the remaining period ending December 31, 2016 and the succeeding four years (dollars in thousands):

Years Ending December 31,
2016	$731
2017	1,462
2018	1,462
2019	1,462
2020	1,462

8.    Basic and Diluted Net Income per Share

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

The Company’s basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted net income per common share for the three and six months ended June 30, 2016 and 2015 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$4,824	$4,795	$6,764	$9,913

Weighted-average shares outstanding - basic	71,945,089	71,689,313	71,914,417	71,681,341
Dilutive securities	287,747	38,068	615,069	108,091
Weighted-average shares outstanding - diluted	72,232,836	71,727,381	72,529,486	71,789,432
Common stock equivalent shares excluded due to antidilutive effect	3,348,537	3,367,931	3,348,537	3,367,931

Basic and diluted:
Net income per common share	$0.07	$0.07	$0.09	$0.14
Net income per common share (diluted)	$0.07	$0.07	$0.09	$0.14

9.    Stock-Based Compensation

At June 30, 2016, 1,631,833 shares reserved under the Company’s stock-based compensation plans were available for future grants.

During the six months ended June 30, 2016, 672,288 shares of restricted stock were granted with a weighted-average grant date fair value of $5.69, which vest between 2016 and 2019. During the same period, no stock options were granted. During the six months ended June 30, 2015, the Company granted 395,512 shares of restricted stock with a weighted-average grant date fair value of $4.98 per share, which vest between 2016 and 2020. During the same period, 3,300,000 stock options were granted. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options that were granted in 2015:

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of publicly-traded options that have no vesting restrictions and are fully transferable.  The Black-Scholes model is affected by subjective assumptions, including historical volatility of the Company’s common stock price.

The following table presents the activity related to stock options for the six months ended June 30, 2016 and 2015:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2016	3,375,909	$5.44	9.0	$4,243.7
Granted	—	—	N/A	N/A
Canceled / forfeited	(234)	78.08	N/A	N/A
Expired	(1,634)	207.20	N/A	N/A
Options outstanding at June 30, 2016	3,374,041	$5.34	8.5	$2,475.0
Options exercisable at June 30, 2016	74,041	$29.80	4.3	$—

Options outstanding at January 1, 2015	85,901	$34.85	5.7	$—
Granted	3,300,000	4.79	9.6	1,287.0
Canceled / forfeited	(1,744)	59.69	N/A	N/A
Expired	(1,691)	$151.20	N/A	N/A
Options outstanding at June 30, 2015	3,382,466	$5.45	9.5	$1,287.0
Options exercisable at June 30, 2015	63,972	39.48	4.7	$—

Stock-based compensation expense related to stock options for the six months ended June 30, 2016 and 2015 was $0.5 million. As of June 30, 2016, there was approximately $3.9 million of unrecognized compensation cost related to non-vested stock options that will be recognized over the remaining vesting periods of the stock options.

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2016:

	Number of shares	Weighted- average grant date fair value per share
Non-vested as of January 1, 2016	909,410	$6.37
Granted	672,288	5.69
Vested	(287,336)	5.30
Canceled / forfeited	(32,983)	4.87
Non-vested as of June 30, 2016	1,261,379	$6.29

Non-vested restricted stock is scheduled to vest over a three to five year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the estimated applicable service or vesting periods. As of June 30, 2016, unrecognized compensation cost related to non-vested restricted stock totaled approximately $5.9 million, which is expected to be recognized over the next five years. Total expense recognized by the Company for non-vested restricted stock for the six months ended June 30, 2016 and 2015 was $0.9 million and $0.6 million, respectively. There was $0.3 million unrecognized compensation cost related to restricted stock units (“RSUs”) at June 30, 2016 and no unrecognized compensation cost related RSUs at December 31, 2015.

10.      Interest Rate Swap Derivatives

Derivative instruments are contracts between two or more parties that have a notional amount and an underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

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

As of June 30, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$204,827	$18,769	$169,720	$8,646	$204,827	$18,769	$169,720	$8,646

(1) Included in Other Assets on the condensed consolidated balance sheet.
(2) Included in Other Liabilities on the condensed consolidated balance sheet.

Swap fee income, as included in non-interest income, was $0.5 million and $1.1 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2015, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $18.9 million and $8.6 million as of June 30, 2016 and December 31, 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

	June 30, 2016
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$18,769	$—	$18,769	$—	$—	$18,769

Liability Derivatives
Interest rate swaps	$18,769	$—	$18,769	$—	$18,865	$(96)

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$—	$8,646

Liability Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$8,595	$51

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

During the three and six months ended June 30, 2016, the Company recorded a $2.8 million and $4.0 million income tax provision, respectively. During the three and six months ended June 30, 2015, the Company recorded a $2.9 million and $6.0 million income tax provision, respectively. As of June 30, 2016, the net DTA was $46.5 million compared with a net DTA of $50.7 million as of December 31, 2015. During the second quarter and first half of 2016 and 2015, the Company’s current taxes consisted of federal and state alternative minimum taxes and other state minimum taxes. The Company’s estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal bond interest income from taxable income.

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

12.    Fair Value Measurements

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

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

Interest rate swap derivatives: The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The fair value of the interest rate swaps is determined using a discounted cash flow technique with values provided by third party swap dealers or consultants. The Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

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

The Company’s only financial assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Investment securities available-for-sale	$—	$462,013	$—
Interest rate swap derivatives	—	18,769	—
Total assets	$—	$480,782	$—

Liabilities:
Interest rate swap derivatives	$—	$18,769	$—

December 31, 2015
Assets:
Investment securities available-for-sale	$—	$310,262	$—
Interest rate swap derivatives	—	8,646	—
Total assets	$—	$318,908	$—

Liabilities:
Interest rate swap derivatives	—	8,646	—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). During the six months ended June 30, 2016, there were no nonrecurring FV adjustments. The following table represents the assets measured at fair value on a nonrecurring basis by the Company at December 31, 2015 (dollars in thousands):

December 31, 2015
Impaired loans	$—	$—	$50
Other real estate owned	—	—	3,274
	$—	$—	$3,324

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015 (dollars in thousands):

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2015, or during the six months ended June 30, 2016. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2015 or the six months ended June 30, 2016.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2016 and December 31, 2015.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using June 30, 2016 and December 31, 2015 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available) or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the June 30, 2016 and December 31, 2015 rates offered on those instruments.

Other borrowings: The fair value of other borrowings (including federal funds purchased, if any) is estimated using discounted cash flow analysis based on the Bank's June 30, 2016 and December 31, 2015 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2016 and December 31, 2015 were approximately as follows (dollars in thousands):

		June 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$178,814	$178,814	$77,805	$77,805
Investment securities:
Available-for-sale	Level 2	462,013	462,013	310,262	310,262
Held-to-maturity	Level 2	142,211	148,627	139,424	142,260
FHLB stock	Level 2	3,130	3,130	3,000	3,000
Loans held-for-sale	Level 2	3,732	3,732	3,621	3,621
Loans, net	Level 3	1,876,237	1,896,160	1,662,095	1,656,986
BOLI	Level 3	54,957	54,957	54,450	54,450
MSRs	Level 3	2,229	2,675	2,186	3,027
Interest rate swap derivatives	Level 2	18,769	18,769	8,646	8,646

Financial liabilities:
Deposits	Level 2	2,559,954	2,559,757	2,083,088	2,082,748
Interest rate swap derivatives	Level 2	18,769	18,769	8,646	8,646

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

Quantitative measures established by regulation to provide for capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets, common equity Tier 1 capital, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

conservation buffer fully phased-in), and (iii) requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of June 30, 2016 and December 31, 2015 are presented in the following table (dollars in thousands):

	Actual		Regulatory minimum to be “adequately capitalized”		Basel III Minimum Capital Adequacy with Capital Conservation Buffer		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2016
Tier 1 leverage (to average assets)
Bancorp	$226,086	7.9%	$113,902	4.0%	N/A	N/A	$142,377	5.0%
Bank	222,840	7.8%	113,723	4.0%	N/A	N/A	142,154	5.0%
CET1 capital (to risk weighted assets)
Bancorp	226,086	10.0	101,611	4.5	115,160	5.1	146,772	6.5
Bank	222,840	9.9	101,465	4.5	114,993	5.1	146,560	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	226,086	10.0	135,482	6.0	149,030	6.6	180,643	8.0
Bank	222,840	9.9	135,286	6.0	148,815	6.6	180,381	8.0
Total capital (to risk-weighted assets)
Bancorp	251,196	11.1	180,643	8.0	194,191	8.6	225,803	10.0
Bank	247,949	11.0	180,381	8.0	193,910	8.6	225,477	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$96,817	4.0%	N/A	N/A	$121,022	5.0%
Bank	223,533	9.3%	96,662	4.0%	N/A	N/A	120,827	5.0%
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	88,818	4.5	N/A	N/A	128,292	6.5
Bank	223,533	11.4	88,663	4.5	N/A	N/A	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	118,424	6.0	N/A	N/A	157,898	8.0
Bank	223,533	11.4	118,218	6.0	N/A	N/A	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	157,898	8.0	N/A	N/A	197,373	10.0
Bank	248,346	12.6	157,624	8.0	N/A	N/A	197,030	10.0

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

15.      Subsequent Event

At close of business on August 1, 2016, the Company acquired Prime Pacific Financial Services, Inc., the holding company of Prime Pacific Bank, National Association, a Snohomish county, national banking association.

The Company received regulatory approval from the Board of Governors of the Federal Reserve System to waive the Federal Reserve's application requirement for the merger, and the approval of the Federal Deposit Insurance Corporation and the Oregon Department of Business and Consumer Services, to consummate the merger of Prime Pacific Bank and Bank of the Cascades, with Bank of the Cascades continuing as the surviving entity.

The Company also received an order from the State of Oregon Department of Consumer and Business Services, Division of Financial Regulation finding that the issuance of shares of Cascade common stock in exchange for shares of Prime Pacific common stock is fair, just and equitable and free from fraud. All regulatory approvals required to be obtained prior to the completion of the Merger have now been obtained.

The Merger was completed following the approval of Prime Pacific's shareholders, as well as the satisfaction of other customary closing conditions.

Prime Pacific Bank had $122.9 million in assets, $100.7 million in net loans, and $101.3 million in total deposits at June 30, 2016.  Based on a $5.79 closing price of Cascade's common stock on July 28, 2016, the aggregated merger consideration is approximately $16.9 million, or $1.77 per share of Prime Pacific common stock.

16.      New Authoritative Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires financial assets that are measured at amortized cost to be presented as the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets and for the expected increase or decrease of expected credit losses. ASU 2016-13 notes that credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The initial allowance for credit losses, for purchased available-for-sale securities, is added to the purchase price rather than reported as a credit loss expense. Subsequent changes in the allowance are recorded as credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount attributed to the assessment of credit loss at acquisition. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
 June 30, 2016
(unaudited)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 amended the effective date to December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal Versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 defines the roles of a principal and agent in revenue recognition and determines when control of the good or service is transferred to the customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 establishes guidance on identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients" ("ASU 2016-12"). ASU 2016-12 clarifies the objective of the collectability criteria and notes the differences in applying the update at transition and on an ongoing basis. Adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 is not expected to have a material effect on our consolidated financial statements.

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

Cautionary Information Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue” and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon, Idaho and Washington generally, and Central, Southern, Coastal and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and greater Seattle, Washington areas; our ability to maintain asset quality and expand our market share or net interest margin; our ability to integrate future branch acquisitions; and expected cost savings, synergies and other related benefits of our acquisitions of Home Federal Bancorp, Inc. (“Home”), Prime Pacific Financial Services, Inc. and Bank of America, National Association branches might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties, could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part I - Item 1A of the 2015 Annual Report. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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
As of June 30, 2016 and December 31, 2015, the Company had a net DTA of $46.5 million and $50.7 million, respectively, with the decrease from the prior period due primarily to current period net income. There are a number of tax issues that impact the DTA balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.
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
In relation to the goodwill recognized with the Bank of America branch acquisition and Home acquisition, management concluded as of June 30, 2016 and December 31, 2015 that there have been no material events or circumstances that have changed since the initial recognition of goodwill on March 4, 2016 and May 16, 2014, respectively, the date the Bank of America branch acquisition and Home acquisition were completed that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

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

Financial Highlights

Net income for the second quarter of 2016 was $4.8 million, or $0.07 per share. Net income for the first quarter of 2016 ("linked quarter") was $1.9 million, or $0.03 per share, which included non-recurring net expense items of $3.1 million (pretax), or $0.03 per share (after tax).

The acquisition of Prime Pacific Financial Services, Inc. ("PPF") was completed on August 1, 2016, with customer system conversion expected in the fourth quarter. PPF is headquartered in Lynnwood, Washington at the convenient intersection of the I-5 and I-405 traffic corridors. This location complements Cascade Bancorp's existing downtown Seattle commercial banking location. During the third quarter, Cascade expects to record one time transaction costs of approximately $3.5 million in connection with the transaction. The transaction is expected to be accretive to tangible book value and earnings.

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

The financial statements as of June 30, 2016 and 2015 are inclusive of the effects of the combined results of operations following the branch acquisition and the Home acquisition. Due to the timing of the acquisitions, certain comparisons between periods are significantly affected by the transactions.

•
Net income for the second quarter of 2016 was $4.8 million, or $0.07 per share, compared to net income for the first quarter of 2016 ("linked quarter") was $1.9 million, or $0.03 per share, which included non-recurring net expense items of $3.1 million (pretax), or $0.03 per share (after tax).

•	At June 30, 2016, gross loans were $1.9 billion compared to $1.8 billion as of March 31, 2016. Second quarter organic loan growth[1] was $75.0 million, or 20.6% annualized.

•	At June 30, 2016, total deposits were $2.6 billion, consistent with the linked quarter, with 97.8% retention of the deposits assumed in the branch acquisition.

•	The cost of funds remained stable at just 0.08% for the quarter, which includes $469.9 million in deposits assumed in the branch acquisition.

•
Net interest income was $22.2 million for the current and linked quarter, but up 7.6% from the linked quarter after adjusting for $1.5 million in non-recurring interest on called securities from the prior quarter[2]. Stronger interest income is a result of growth in earning assets funded by the deposits of the 15 branches recently acquired from Bank of America.

•
Net interest margin ("NIM") was 3.40% for the second quarter of 2016, compared to 3.80% in the linked quarter. As adjusted to exclude the aforementioned interest income on called securities, the NIM for the prior quarter would have been 3.54%[3]. The NIM for the second quarter a year ago was 3.70%.

•	Net loan recoveries for the second quarter were $0.2 million. The allowance for loan losses (“ALLL”) at quarter end was 1.30% of gross loans. No provision or credit for loan losses was recorded in the current quarter. Credit metrics improved with lower classified loans.

•	At June 30, 2016, stockholders’ equity was $345.3 million, with book value per share of $4.71 and tangible book value per share[4] of $3.41.

•	Return on average assets and return on average tangible assets[5] was 0.65% and 0.68%, respectively, compared to 0.30% and 0.31% in the linked quarter, respectively.

•
Return on average stockholders' equity and return on average tangible stockholders’ equity[6] in the current quarter was 5.65% and 7.85%, respectively, compared to 2.30% and 3.07% in the linked quarter, respectively.

Non-GAAP Financial Measures

This Form 10-Q contains certain financial measures that are not calculated in accordance with GAAP. The Company’s management uses these non-GAAP financial measures, specifically efficiency ratio, adjusted net interest margin, return on average tangible assets, return on average tangible stockholders equity, organic loan growth, tangible book value per common share, tangible common equity ratio to total assets and tangible stockholders’ equity, as important measures of the strength of the Company’s capital and its ability to generate earnings on its tangible capital invested by its shareholders. Management believes presentation of these non-GAAP financial measures provides useful supplemental information to our investors and others that contributes to a proper understanding of the financial results and capital levels of the Company. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. These non-GAAP disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the tables below.

1Organic loan growth is a non-GAAP measure defined as total loan growth less acquired loans during the period. See below for a reconciliation of organic loan growth.
2Adjusted net interest income growth is a non-GAAP measure calculated as Q2 2016 net interest income less Q1 2016 net interest income reduced for $1.5 million related to non-recurring interest on called securities. See below for a reconciliation of adjusted net interest income growth.
3Adjusted NIM is a non-GAAP measure. See reconciliation below.
4Tangible book value per common share is a non-GAAP measure defined as total stockholders’ equity, less the sum of core deposit intangible (“CDI”) and goodwill, divided by total number of shares outstanding. See below for a reconciliation of tangible book value per common share.
5 Return on average tangible assets is a non-GAAP measure defined as net income divided by average total assets, less the sum of average CDI and goodwill. See below for a reconciliation of return on average tangible assets.
6Return on average tangible stockholders' equity is a non-GAAP measure defined as net income divided by average total stockholders' equity, less the sum of average CDI and goodwill. See below for a reconciliation of return on average tangible stockholders' equity.

Reconciliation of Non-GAAP Measures (unaudited)

Reconciliation of Non-GAAP Measures (unaudited):
Reconciliation of period end stockholders’ equity to period end tangible stockholders’ equity:	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Total stockholders’ equity	$345,260	$339,725	$336,774	$325,356
Core deposit intangible	12,720	13,085	6,863	7,273
Goodwill	82,594	82,594	78,610	78,610
Tangible stockholders’ equity	$249,946	$244,046	$251,301	$239,473

Reconciliation of period end common stockholders’ equity ratio to period end tangible common stockholders’ equity ratio:	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Total stockholders’ equity	$345,260	$339,725	$336,774	$325,356
Total assets	$2,966,574	$2,982,005	$2,468,029	$2,418,487
Common stockholders’ equity ratio	11.64%	11.39%	13.65%	13.45%
Tangible stockholders’ equity	$249,946	$244,046	$251,301	$239,473
Total assets	$2,966,574	$2,982,005	$2,468,029	$2,418,487
Tangible common stockholders’ equity ratio	8.43%	8.18%	10.18%	9.90%

Reconciliation of period end total stockholders' equity to period end tangible book value per common share:	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Total stockholders’ equity	$345,260	$339,725	$336,774	$325,356
Core deposit intangible	12,720	13,085	6,863	7,273
Goodwill	82,594	82,594	78,610	78,610
Tangible stockholders equity	$249,946	$244,046	$251,301	$239,473
Common shares outstanding	73,255,171	72,774,980	72,792,570	72,848,611
Tangible book value per common share	$3.41	$3.35	$3.45	$3.29

	Three Months Ended				Six Months Ended
Reconciliation of return on average tangible stockholders' equity:	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Average stockholders' equity	$342,591	$339,236	$334,472	$324,622	$340,913	$321,564
Average core deposit intangible	12,865	6,800	6,935	7,344	9,833	7,446
Average goodwill	82,594	78,653	78,610	78,610	80,624	79,277
Average tangible stockholders' equity	$247,132	$253,783	$248,927	$238,668	$250,456	$234,841
Net income	4,824	1,940	5,567	4,795	6,764	9,913
Return on average tangible stockholders' equity (annualized)	7.85%	3.07%	8.87%	8.06%	5.43%	8.51%

	Three Months Ended				Six Months Ended
Reconciliation of return on average tangible assets:	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Average total assets	$2,961,853	$2,638,568	$2,525,708	$2,399,322	$2,800,210	$2,379,161
Average core deposit intangible	12,865	6,800	6,935	7,344	9,833	7,446
Average goodwill	82,594	78,653	78,610	78,610	80,624	79,277
Average tangible assets	$2,866,394	$2,553,115	$2,440,163	$2,313,368	$2,709,753	$2,292,438
Net income	4,824	1,940	5,567	4,795	6,764	9,913
Return on average tangible assets (annualized)	0.68%	0.31%	0.91%	0.83%	0.50%	0.87%

Reconciliation of adjusted net interest income growth:	March 31, 2016
Q2 2016 net interest income	$22,216

Q1 2016 net interest income	22,159
Impact to net interest margin of interest income on called securities	1,510
Adjusted Q1 2016 net interest income	20,649
Adjusted net interest income growth (dollars)	$1,567
Adjusted net interest income growth (percent)	7.6%

Reconciliation of adjusted net interest margin:	March 31, 2016
Net interest margin	3.80%
Impact to net interest margin of $1.5 million interest income on called securities	0.26%
Adjusted net interest margin	3.54%

Reconciliation of year-over-year total loan growth to organic loan growth (from June 30, 2015):	Year over year June 30, 2016
Total loan growth	$276,343
Acquired loan growth	95,676
Organic loan growth	$180,667
Reconciliation of quarterly total loan growth to organic loan growth (from March 31, 2016):	QTD June 30, 2016
Total loan growth	$117,874
Acquired loan growth	42,842
Organic loan growth	$75,032

RESULTS OF OPERATIONS –Three and Six Months Ended June 30, 2016 and 2015

Income Statement

Net Income

Net income for the second quarter of 2016 was $4.8 million, or $0.07 per share, compared to $1.9 million, or $0.03 per share, for the linked quarter and $4.8 million, or $0.07 per share, for the second quarter of 2015. Net income for the six months ended June 30, 2016 was $6.8 million, or $0.09 per share, compared to $9.9 million, or $0.14 per share for the six months ended June 30, 2015.

The linked quarter included approximately $3.1 million in net pretax non-recurring items, mainly related to costs incurred in connection with the branch acquisition, such as customer integration and IT conversion expenses, as well as certain branch consolidation costs. These costs were partially offset by $1.5 million in earnings on investment securities called during the period.

Net Interest Income

Net interest income was $22.2 million for the second quarter of 2016, as compared to $19.4 million in the second quarter of 2015. Net interest income was $44.4 million and $40.3 million for the six months ended June 30, 2016 and 2015, respectively.

Total interest income increased $2.9 million from $19.8 million in the second quarter of 2015 to $22.7 million in the second quarter of 2016. This increase was due primarily to loan growth over the past year. Total interest income was $45.4 million and $39.3 million for the six months ended June 30, 2016 and 2015, respectively.

Total interest expense for the second quarter of 2016 and the year ago period was $0.5 million. The cost of funds for the current quarter was 0.08% compared to 0.09% for the linked quarter and the year ago period. The year ago period did not include the $469.9 million in deposits acquired from Bank of America in March of 2016. The current period saw a reduction in time deposit expense owing to a strategic run-off of higher priced CDs, partially offset by an increase in interest bearing demand and savings costs related to higher volumes.

The NIM for the second quarter of 2016 was 3.40%, compared to NIM of 3.70% in the second quarter of 2015. The NIM for the six months ended June 30, 2016 was 3.58%, compared to NIM of 3.72% for the six months ended June 30, 2015. The NIM declined from prior periods because of the deployment of funds assumed in the branch acquisition into lower yielding securities and wholesale loans. The Company's goal is to replace these wholesale assets with originated loans over time.

Components of Net Interest Margin

The following tables set forth the components of the Company’s NIM for the three and six months ended June 30, 2016 and 2015. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and NIM for the Company (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$584,492	$3,429	2.36%	$460,295	$2,805	2.44%
Interest bearing balances due from other banks	214,483	273	0.51%	39,725	27	0.27%
Federal funds sold	273	—	—%	273	—	—%
Federal Home Loan Bank stock	3,133	—	—%	18,011	—	—%
Loans (1)(2)(3)	1,828,096	19,037	4.19%	1,581,056	16,987	4.31%
Total earning assets/interest income	2,630,477	22,739	3.48%	2,099,360	19,819	3.79%
Reserve for loan losses	(24,761)			(23,427)
Cash and due from banks	54,441			42,109
Premises and equipment, net	45,268			43,187
Bank-owned life insurance	54,809			53,787
Deferred tax asset	48,463			61,310
Goodwill	82,594			78,610
Core deposit intangibles	12,865			7,344
Accrued interest and other assets	57,697			37,042
Total assets	$2,961,853			$2,399,322

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$1,316,077	458	0.14%	$999,416	315	0.13%
Savings deposits	171,691	13	0.03%	132,548	10	0.03%
Time deposits	212,057	52	0.10%	207,817	136	0.26%
Other borrowings	—	—	—%	6,484	6	0.37%
Total interest bearing liabilities/interest expense	1,699,825	523	0.12%	1,346,265	467	0.14%
Demand deposits	864,419			683,141
Other liabilities	55,018			45,294
Total liabilities	2,619,262			2,074,700
Stockholders’ equity	342,591			324,622
Total liabilities and stockholders’ equity	$2,961,853			$2,399,322

Net interest income		$22,216			$19,352

Net interest spread			3.35%			3.65%

Net interest income to earning assets			3.40%			3.70%

(1)	Average non-performing loans included in the computation of average loans for the three months ended June 30, 2016 and 2015 was approximately $11.1 million and $5.1 million, respectively.

(2)	Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.5 million in three months ended June 30, 2016 and 2015.

(3)	Includes loans held for sale.

	Six Months Ended June 30,
(dollars in thousands)	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$546,513	$8,047	2.96%	$463,703	$5,788	2.52%
Interest bearing balances due from other banks	165,048	429	0.52%	44,319	60	0.27%
Federal funds sold	273	—	—%	273	—	—%
Federal Home Loan Bank stock	3,516	—	—%	21,774	—	—%
Loans (1)(2)(3)	1,774,091	36,957	4.19%	1,547,101	33,481	4.36%
Total earning assets/interest income	2,489,441	45,433	3.67%	2,077,170	39,329	3.82%
Reserve for loan losses	(25,676)			(23,491)
Cash and due from banks	51,846			41,592
Premises and equipment, net	43,679			43,360
Bank-owned life insurance	54,684			53,669
Deferred tax asset	49,122			63,800
Goodwill	80,624			79,277
Core deposit intangibles	9,833			7,446
Accrued interest and other assets	46,657			36,338
Total assets	$2,800,210			$2,379,161

Liabilities and Stockholders' Equity
Interest bearing demand deposits	1,222,834	871	0.14%	997,850	628	0.13%
Savings deposits	158,974	24	0.03%	132,029	20	0.03%
Time deposits	199,186	137	0.14%	216,258	359	0.33%
Other borrowings	11,423	26	0.46%	3,398	6	0.36%
Total interest bearing liabilities/interest expense	1,592,417	1,058	0.13%	1,349,535	1,013	0.15%
Demand deposits	813,958			662,879
Other liabilities	52,922			45,183
Total liabilities	2,459,297			2,057,597
Stockholders' equity	340,913			321,564
Total liabilities and stockholders' equity	2,800,210			2,379,161

Net interest income		44,375			38,316

Net interest spread			3.54%			3.67%

Net interest income to earning assets			3.58%			3.72%

(1)	Average non-performing loans included in the computation of average loans for the six months ended June 30, 2016 and 2015 was approximately $8.7 million and $6.7 million, respectively.

(2)
Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.9 million and $1.3 million in the six months ended June 30, 2016 and 2015, respectively.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and six months ended June 30, 2016, and attributes such variance to “volume” or “rate” changes (dollars in thousands). The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended June 30,
	2016 over 2015
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$2,050	$2,624	$(574)
Interest on investment securities	624	751	(127)
Other investment income	246	118	128
Total interest income	2,920	3,493	(573)

Interest expense:
Interest on deposits:
Interest bearing demand	143	99	44
Savings	3	3	—
Time deposits	(84)	3	(87)
Other borrowings	(6)	(6)	—
Total interest expense	56	99	(43)

Net interest income	$2,864	$3,394	$(530)

	Six Months Ended June 30,
	2016 over 2015
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$3,476	$4,973	$(1,497)
Interest on investment securities	2,259	1,045	1,214
Other investment income	369	164	205
Total interest income	6,104	6,182	(78)

Interest expense:
Interest on deposits:
Interest bearing demand	243	143	100
Savings	4	4	—
Time deposits	(222)	(27)	(195)
Other borrowings	20	14	6
Total interest expense	45	134	(89)

Net interest income	$6,059	$6,048	$11

Loan Loss Provision and Reserve for Loan Losses

There was no provision for loan loss in the current quarter, linked quarter or second quarter of 2015.

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

As of June 30, 2016, the reserve for loan losses was $24.7 million, or 1.30% of outstanding loans, compared to $24.4 million, or 1.45% of outstanding loans, at December 31, 2015. Activity in the reserve during the period includes $4.2 million gross recoveries on loans previously charged off, largely offset by a write-down of a loan in the Bank’s mining and energy shared national credit portfolio. Aggregate portfolio exposure to energy/mining sector is less than 1% of total loans. The unallocated portion of the reserve is subject to refinement as we continue to enhance our qualitative factors and assess uncertainties regarding our entry into new loan markets, new geographies and general uncertainty related to growth and economic conditions.

The reserve for unfunded lending commitments was $0.4 million at June 30, 2016, which remained unchanged from December 31, 2015.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% Change	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% Change
Service charges on deposit accounts	$1,729	$1,249	38.4%	$3,101	$2,510	23.5%
Card issuer and merchant services fees, net	2,700	1,856	45.5%	4,535	3,499	29.6%
Earnings on BOLI	249	242	2.9%	507	484	4.8%
Mortgage banking income, net	899	677	32.8%	1,394	1,465	(4.8)%
Swap fee income	466	785	(40.6)%	1,132	1,300	(12.9)%
SBA gain on sales and fee income	386	144	168.1%	560	506	10.7%
Other income	1,342	1,742	(23.0)%	1,998	3,053	(34.6)%
Total non-interest income	$7,771	$6,695	16.1%	$13,227	$12,817	3.2%

Non-interest income for the three and six months ended June 30, 2016 was $7.8 million and $13.2 million, respectively, up from $6.7 million and $12.8 million during the three and six months ended June 30, 2015. These increases are primarily a result of higher service fees and card related revenue arising from increased volumes of accounts and transactions arising from the branch acquisition.

For the three and six months ended June 30, 2016, service charges on deposit accounts and card issuer and merchant service fees were up over the three and six months ended June 30, 2015 mainly due to higher transaction volumes including those from acquired branch customers following the branch acquisition.

Earnings on BOLI for the three and six months ended June 30, 2016 were stable compared to the three and six months ended June 30, 2015. The Company has no plans to increase BOLI at this time.

Net mortgage banking increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, mainly due to higher origination volumes and changes in the interest rate environment.

The Bank began to offer its customer interest rate swaps and SBA services in 2013 in order to increase its services to customers and diversify its revenue sources. Changes in customer swap fee income and SBA revenue for the second quarter and year to date periods of 2016 generally relate to the timing of transaction settlement for these services compared to the respective year ago periods.

Other income for the three months ended June 30, 2016 was down $0.4 million compared to the three months ended June 30, 2015, largely due to gains on disposition of branch properties that occurred in the year ago period. Other income for the six months ended June 30, 2016 decreased compared to six months ended June 30, 2015 as the year ago period included a gain on sale of decommissioned branches and a contractual arrangement for future revenue-sharing of merchant services, together totaling $1.3 million.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% Change	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% Change
Salaries and employee benefits	$13,089	$10,588	23.6%	$26,118	$21,718	20.3%
Occupancy	1,647	1,417	16.2%	4,327	2,783	55.5%
Information technology	1,182	1,046	13.0%	2,579	1,984	30.0%
Equipment	310	395	(21.5)%	758	752	0.8%
Communications	683	484	41.1%	1,293	1,025	26.1%
FDIC insurance	455	306	48.7%	832	704	18.2%
OREO (income) expense	(119)	(168)	(29.2)%	93	(111)	(183.8)%
Professional services	1,060	1,289	(17.8)%	2,658	2,246	18.3%
Card issuer	1,044	643	62.4%	1,953	1,506	29.7%
Insurance	158	191	(17.3)%	333	400	(16.8)%
Other expenses	2,826	2,200	28.5%	5,909	4,204	40.6%
Total non-interest expense	$22,335	$18,391	21.4%	$46,853	$37,211	25.9%

Non-interest expense for the second quarter of 2016 was $22.3 million compared to $18.4 million for the second quarter of 2015. Non-interest expense for the six months ended June 30, 2016 was $46.9 million compared to $37.2 million for the six months ended June 30, 2015. The year over year increase in non-interest expense was largely a result of $4.6 million in generally non-recurring costs mainly related to the branch acquisition and certain branch consolidations. The run rate of non-interest expense is generally higher due to the addition of the 15 newly acquired Bank of America branches and related servicing of a higher volume of bank customers.

Total salaries and benefits increased $2.5 million for the three months ended June 30, 2016 compared to the same period in 2015, primarily related to ongoing costs associated with staffing our expanded branch network following the branch acquisition, non-recurring costs of acquired branch employees, including severance, healthcare and other benefit accruals, incentive costs related to a conversion project success, as well as overtime and staff retention. Total salaries and benefits increased $4.4 million for the six months ended June 30, 2016 compared to the same period in 2015, primarily related to ongoing costs associated with the branch acquisition.

Information technology for the three and six months ended June 30, 2016 increased from the same periods in 2015, due primarily to one-time system conversion costs and ongoing service associated with the branch acquisition.

Occupancy and communications expenses for the three and six months ended June 30, 2016 increased an aggregate of $0.4 million and $1.8 million, respectively, compared to the three and six months ended June 30, 2015, primarily related to costs associated with the branch acquisition and certain branch consolidations. In addition, the year ago period included credits to occupancy on the disposition of decommissioned branches. Equipment expenses were stable across periods. The current quarter included a $0.2 million non-recurring credit.

OREO income decreased over the same periods in 2015 due to timing of sales of OREO properties.

Professional services were relatively stable for the three months ended June 30, 2016 compared to the same period in 2015. Professional services increased for the six months ended June 30, 2016 due mainly to branch acquisition conversion related costs.

Card issuer expenses increased for the three and six month period ended June 30, 2016 related to increased volume and related charges following the branch acquisition.

Insurance expenses decreased 17.3% and 16.8% in the three and six months ended June 30, 2016 compared to the same periods in 2015, largely as a result of lower risk rate on renewal of insurance.

Other expenses increased for the three and six months ended June 30, 2016 as compared to the same periods in 2015, mainly related to costs associated with the branch acquisition.

Income Taxes

The Company recorded an income tax provision of $2.8 million during the three months ended June 30, 2016, as compared to $2.9 million for the three months ended June 30, 2015. The income tax provision for the six months ended June 30, 2016 was $4.0 million compared to $6.0 million for the six months ended June 30, 2015.

As of June 30, 2016, the DTA was $46.5 million. This is compared with a DTA as of December 31, 2015 of $50.7 million. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal loan and bond interest income from taxable income.

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

Financial Condition

Total Assets and Liabilities

Total assets at June 30, 2016 increased to $3.0 billion, compared to $2.5 billion at December 31, 2015, with higher cash and cash equivalents, investments, and loans outstanding.

Cash and cash equivalents at June 30, 2016 were $178.8 million compared to $77.8 million at December 31, 2015 due to an increase in deposits mainly related to deposits assumed in the branch acquisition.

Investment securities classified as available-for-sale and held-to-maturity were $604.2 million at June 30, 2016, compared to $449.7 million at December 31, 2015. The increase is due to a portion of deposits assumed in the branch acquisition deployed into securities.

Total loans at June 30, 2016 were $1.9 billion, compared to $1.7 billion at December 31, 2015. Loan growth was distributed among commercial real estate, construction, consumer residential and commercial and industrial loans. Consumer residential included both retained and acquired mortgages. Strategically, the Bank continued to expand its ARM portfolio to further diversify its overall loan portfolio by geography and loan type. Organic growth was partially offset by a modest decline in the shared national credits (“SNC”) portfolio.

FHLB stock remained steady with $3.0 million at December 31, 2015 and $3.1 million at June 30, 2016.

At June 30, 2016, goodwill increased to $82.6 million, compared to $78.6 million at December 31, 2015 due primarily to the premium paid for $469.9 million in deposits assumed with the branch acquisition.

Total deposits increased to $2.6 billion at June 30, 2016 from $2.1 billion at December 31, 2015 due primarily to deposits assumed in the branch acquisition. Increases from December 31, 2015 were visible across all deposit types, with significant impact in non-

interest bearing accounts (up $149.2 million, or 20.5%) and interest bearing demand (up $262.0 million, or 25.1%). The overall cost of funds was 0.08% for the quarters ended June 30, 2016 and December 31, 2015, respectively, and 0.09% for the quarter ended June 30, 2015.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At June 30, 2016, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Stockholders’ Equity and Capital Resources

Total stockholders’ equity at June 30, 2016 was $345.3 million, as compared to $336.8 million at December 31, 2015. The increase in total stockholders’ equity was due to the interim period net income. At June 30, 2016, the total common equity to total assets ratio was 11.64% and the Company’s basic book value per share was $4.71 as compared to the total common equity to total assets ratio of 13.65% and basic book value per share of $4.63 at December 31, 2015.

At June 30, 2016, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the Basel III regulatory capital framework. Additional information regarding capital requirements can be found in Note 13 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2016
Tier 1 leverage (to average assets)
Bancorp	$226,086	7.9%	$142,377	5.0%
Bank	222,840	7.8%	142,154	5.0%
CET1 capital (to risk weighted assets)
Bancorp	226,086	10.0	146,772	6.5
Bank	222,840	9.9	146,560	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	226,086	10.0	180,643	8.0
Bank	222,840	9.9	180,381	8.0
Total capital (to risk-weighted assets)
Bancorp	251,196	11.1	225,803	10.0
Bank	247,949	11.0	225,477	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$121,022	5.0%
Bank	223,533	9.3%	120,827	5.0%
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	128,292	6.5
Bank	223,533	11.4	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	157,898	8.0
Bank	223,533	11.4	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	197,373	10.0
Bank	248,346	12.6	197,030	10.0

Asset Quality

For the quarter ended June 30, 2016, net loan recoveries totaled $0.2 million and there was no provision for loan losses during the period. The ratio of loan loss reserve to total loans declined to 1.30% of total loans at June 30, 2016 compared to 1.45% at December 31, 2015 and June 30, 2015. The reduction was due to higher loan balances.

At June 30, 2016, delinquent loans were 0.19% of the loan portfolio. This compares to 0.30% at March 31, 2016 and 0.07% at June 30, 2015.

Non-performing assets as a percentage of total assets was 0.51% at June 30, 2016, as compared to 0.34% at December 31, 2015 and 0.41% at June 30, 2015. The increase relates to risk-rating downgrades in the mining/energy sector of the loan portfolio offset by several upgrades of previously adversely risk rated credits. The Company’s aggregate mining and energy exposure is less than 1.0% of total loans.

At June 30, 2016, $24.0 million of the $208.9 million in acquired loans were covered under loss sharing agreements with the FDIC. These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and 10 years after the acquisitions date for single-family covered assets. The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC loss sharing agreements are not expected to be material to the Company’s financial condition. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit	$610,133	$479,353
Commitments under credit card lines of credit	74,985	65,988
Standby letters of credit	5,673	5,090
Total off-balance sheet financial instruments	$690,791	$550,431

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

The increase in commitments to extend credit from the balance at December 31, 2015 to the balance at June 30, 2016 was primarily related to an increase in commercial real estate and credit card lending commitments.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of June 30, 2016 and December 31, 2015.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At June 30, 2016, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco (“FRB”) totaling $105.1 million compared to $22.3 million at December 31, 2015. The increase was primarily the result of cash assumed in the branch acquisition.

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

 In March 2016, the Company increased its core deposits with the purchase of branches and customer deposits from Bank of America. As of June 30, 2016, approximately 97.8% of the deposits assumed have remained with the Company. Management believes such deposits have enhanced its liquidity profile.

The Bank augments core deposits with wholesale funds from time to time. The Bank may accept local relationship-based reciprocal Certificate of Deposit Account Registry Service (“CDARS”) and Demand Deposit Marketplace (“DDM”) deposits. Regulators classify such as brokered deposits. At June 30, 2016 and December 31, 2015, the Company had $1.0 million and $10.0 million in reciprocal CDARS, respectively, and $73.4 million and $76.0 million in reciprocal DDM deposits, respectively.

The Bank accepts public fund deposits in Oregon, Idaho and Washington and follows rules imposed by state authorities. Current rules imposed by the Oregon and Washington State Treasuries require that the Bank collateralize no less than 50% of the uninsured public funds of Oregon and Washington entities held by the Bank, respectively. At June 30, 2016, the Bank was in compliance with these requirements. Currently, there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At June 30, 2016, the Federal Home Loan Bank of Des Moines (“FHLB”) had extended the Bank a secured line of credit of $1.0 billion (35.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of June 30, 2016, the Bank had qualifying collateral pledged for FHLB borrowings totaling $530.8 million, of which the Bank had no indebtedness. At June 30, 2016, the Bank also had undrawn borrowing capacity at FRB of $15.9 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At June 30, 2016, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At June 30, 2016, the Bank had $690.8 million in total outstanding commitments to extend credit, compared to $550.4 million at year-end 2015. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of June 30, 2016, the book value of unpledged investments totaled $399.2 million compared to $331.7 million at December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of June 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended June 30, 2016, the Company did not repurchase any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) There have been no material changes to the procedures by which shareholders may nominate directors to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
2008 Cascade Bancorp Performance incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2016 (File No. 000-23322))

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

CASCADE BANCORP (Registrant)
Date	August 5, 2016	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	August 5, 2016	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)