Form 10-Q
period 2016-09-30
CASCADE BANCORP
filed 2016-11-04
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 76,262,497 shares of common stock, no par value, as of November 2, 2016.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
September 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(Dollars in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,890	$46,354
Interest bearing deposits	97,197	31,178
Federal funds sold	273	273
Total cash and cash equivalents	152,360	77,805
Investment securities available-for-sale	523,275	310,262
Investment securities held-to-maturity, estimated fair value of $148,213 at September 30, 2016; $142,260 at December 31, 2015	141,326	139,424
Federal Home Loan Bank (FHLB) stock	3,270	3,000
Loans held for sale	9,478	3,621
Loans, net	2,034,353	1,662,095
Premises and equipment, net	50,221	42,031
Bank-owned life insurance (BOLI)	56,708	54,450
Other real estate owned (OREO), net	1,677	3,274
Deferred tax asset (DTA), net	46,211	50,673
Core deposit intangible (CDI)	12,691	6,863
Goodwill	84,775	78,610
Other assets	58,476	35,921
Total assets	$3,174,821	$2,468,029
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$946,318	$727,730
Interest bearing demand	1,371,955	1,044,134
Savings	192,780	135,527
Time	234,028	175,697
Total deposits	2,745,081	2,083,088
Other liabilities	62,744	48,167
Total liabilities	2,807,825	2,131,255
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 76,263,275 issued and outstanding as of September 30, 2016; 72,792,570 issued and outstanding as of December 31, 2015	470,938	452,925
Accumulated deficit	(106,918)	(117,772)
Accumulated other comprehensive income	2,976	1,621
Total stockholders’ equity	366,996	336,774
Total liabilities and stockholders’ equity	$3,174,821	$2,468,029
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$20,622	$17,788	$57,579	$51,269
Interest on investments	3,514	2,995	11,561	8,783
Other interest income	217	58	646	118
Total interest income	24,353	20,841	69,786	60,170

Interest expense:
Deposits:
Interest bearing demand	494	337	1,365	965
Savings	21	10	45	30
Time	54	83	191	442
Other borrowings	—	—	26	6
Total interest expense	569	430	1,627	1,443

Net interest income	23,784	20,411	68,159	58,727
Loan loss recovery	—	—	—	(2,000)
Net interest income after loan loss recovery	23,784	20,411	68,159	60,727

Non-interest income:
Service charges on deposit accounts	1,786	1,326	4,887	3,836
Card issuer and merchant services fees, net	2,643	1,837	7,178	5,336
Earnings on BOLI	434	252	941	736
Mortgage banking income, net	857	624	2,251	2,089
Swap fee income	713	595	1,845	1,895
SBA gain on sales and fee income	428	554	988	1,060
Gain on sales of investments	—	503	—	503
Other income	1,079	693	3,077	3,746
Total non-interest income	7,940	6,384	21,167	19,201

Non-interest expense:
Salaries and employee benefits	13,217	11,315	39,335	33,033
Occupancy	2,546	1,123	6,873	3,906
Information technology	1,558	745	4,137	2,729
Equipment	864	390	1,622	1,142
Communications	615	560	1,908	1,585
Federal Deposit Insurance Corporation (FDIC) insurance	514	342	1,346	1,046
OREO (income) expense	43	122	136	11
Professional services	1,682	1,548	4,340	3,931
Card issuer	1,003	693	2,956	2,199
Insurance	186	183	519	583
Other expenses	2,992	2,049	8,901	6,116
Total non-interest expense	25,220	19,070	72,073	56,281

Income before income taxes	6,504	7,725	17,253	23,647
Income tax provision	(2,415)	(2,626)	(6,400)	(8,635)
Net income	$4,089	$5,099	$10,853	$15,012

Basic and diluted income per share:
Net income per common share	$0.06	$0.07	$0.15	$0.21
Net income per common share (diluted)	$0.06	$0.07	$0.15	$0.21

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$4,089	$5,099	$10,853	$15,012

Other comprehensive income:
Change in unrealized gains on investment securities available-for-sale	1,093	427	2,185	(300)
Tax effect on securities	(415)	(162)	(830)	43
Total other comprehensive income (loss)	678	265	1,355	(257)
Comprehensive income	$4,767	$5,364	$12,208	$14,755

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$2,557	$33,341

Investing activities:
Purchases of investment securities available-for-sale	(314,655)	(65,584)
Purchases of investment securities held to maturity	(6,464)	—
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	104,137	88,325
Proceeds from maturities and calls of investment securities held-to-maturity	4,185	8,349
Proceeds from redemption of FHLB stock	10,574	22,634
Purchases of FHLB stock	(10,420)	—
Loan originations, net of collections	(269,464)	(150,012)
Purchases of premises and equipment	(2,205)	(334)
Proceeds from sales of premises and equipment	—	26
Proceeds from sales of other assets	—	1,855
Proceeds from sales of OREO	2,050	964
Net cash assumed in Bank of America branch acquisition	456,611	—
Net cash assumed in Prime Pacific Financial Services, Inc. acquisition	7,625	—
Net cash used in investing activities	(18,026)	(93,777)

Financing activities:
Net increase in deposits	90,560	102,845
Proceeds from stock options exercised	5	—
Tax effect of non-vested restricted stock	(541)	(395)
FHLB advance borrowings	—	95,000
Repayment of FHLB advances	—	(95,000)
Net cash provided by financing activities	90,024	102,450
Net increase in cash and cash equivalents	74,555	42,014
Cash and cash equivalents at beginning of period	77,805	83,089
Cash and cash equivalents at end of period	$152,360	$125,103

Supplemental disclosures of cash flow information:
Interest paid	$13,272	$7,981
Taxes paid	$608	$891
Transfers of Property, Plant & Equipment to Other Assets	$928	$394
Loans transferred to OREO	$367	$1,558

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

2.    Business Combinations

Prime Pacific Financial Services, Inc.
At close of business on August 1, 2016, (the "PPFS Acquisition Date”), the Company acquired Prime Pacific Financial Services, Inc. (“PPFS”), the holding company of Prime Pacific Bank, National Association, a Snohomish county, national banking association.

The merger was completed following the approval of PPFS shareholders, as well as the satisfaction of other customary closing conditions, including receipt of all requisite regulatory approvals.

Each share of PPFS common stock was converted into the right to receive 0.3050 shares of Cascade common stock. The conversion resulted in Cascade issuing 2,921,012 shares of its common stock.

The merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Preliminary goodwill of $2.2 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created and the economies of scale expected from combining the two banking organizations.

In most instances, determining the fair value of the acquired assets and assumed liabilities required us to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of PPFS’s previously established reserve for loan losses.

The following table provides a summary of the purchase price calculation as of the PPFS Acquisition Date and the identifiable assets purchased and the liabilities assumed at their estimated fair values. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the PPFS Acquisition Date based on additional information that may be obtained by us that existed as of the PPFS Acquisition Date.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

Purchase Price (in thousands), except per share data
Cascade shares issued for PPFS shares		2,921,012
Cascade share price		$5.56
Consideration from common stock conversion (0.3050 ratio)		$16,238
Cash paid in lieu of fractional shares		$1
Total purchase price		16,239
Assets
Cash and cash equivalents	$7,625
FHLB stock	424
Loans, net	102,837
Premises and equipment	6,302
Deferred tax asset	2,156
Bank owned life insurance	1,491
Other assets	2,364
Total assets	$123,199
Liabilities
Deposits	$101,544
Other liabilities	7,939
Total liabilities	$109,483

Net identifiable assets acquired		13,716
Intangible asset acquired (1)		342
Goodwill		$2,181

(1) Intangible assets consist of core deposit intangibles. The useful life for which the core deposit intangible is being amortized is 10 years.

PPFS acquisition-related charges of $1.2 million and $1.3 million were recorded in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2016, respectively. Such expenses were for human resources and professional services, among other categories, and include investment banker fees, legal and accounting support, as well as severance, IT and certain branch consolidation items.

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of PPFS’s loan and deposit portfolios. In addition, the $1.3 million in acquisition-related expenses noted earlier are included in the nine months ended September 30, 2015. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net interest income	24,379	21,775	71,547	62,815
Non-interest expense	24,243	20,487	73,843	63,742
Net income	5,151	5,314	12,846	13,704
Net income per diluted share	0.07	0.07	0.17	0.18

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

Bank of America, National Association branches
On March 4, 2016, the Bank completed the acquisition of twelve Oregon branch locations and three Washington branch locations from Bank of America, National Association (the “branch acquisition”). This transaction allowed Cascade the opportunity to enhance and strengthen its footprint in Oregon, while providing entry into the Washington market. The Bank assumed approximately $469.9 million of branch deposits, paying a 2.00% premium on the average balance of deposits assumed, for a cash purchase price of $9.7 million.

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

The fair value of demand deposit accounts assumed from the branch acquisition approximated the carrying value as checking and savings accounts have no stated maturity and are payable on demand.  Certificates of deposit were valued by comparing the contractual cost of the portfolio to a similar portfolio bearing current market rates.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

3.    Investment Securities

The following table presents investment securities at September 30, 2016 and December 31, 2015, showing that available-for-sale and held-to-maturity securities increased from December 31, 2015 primarily due to redeployment of cash assumed in the branch acquisition into securities (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2016
Available-for-sale
U.S. Agency mortgage-backed securities (MBS)	$168,862	$2,715	$(81)	$171,496
Non-agency MBS	269,508	1,540	(296)	270,752
U.S. Agency asset-backed securities	6,876	605	(52)	7,429
Corporate securities	72,695	382	(30)	73,047
Mutual fund	534	17	—	551
	$518,475	$5,259	$(459)	$523,275
Held-to-maturity
U.S. Agency MBS	$102,226	$4,816	$(2)	$107,040
Obligations of state and political subdivisions	38,810	2,073	—	40,883
Tax credit investments	290	—	—	290
	$141,326	$6,889	$(2)	$148,213

December 31, 2015
Available-for-sale
U.S. Agency MBS	$154,691	$2,698	$(455)	$156,934
Non-agency MBS	118,765	477	(1,016)	118,226
U.S. Agency asset-backed securities	7,468	800	(23)	8,245
Corporate securities	26,199	121	—	26,320
Mutual fund	525	12	—	537
	$307,648	$4,108	$(1,494)	$310,262
Held-to-maturity
U.S. Agency MBS	$98,800	$1,875	$(5)	$100,670
Obligations of state and political subdivisions	421	—	—	421
Tax credit investments	40,203	968	(2)	41,169
	$139,424	$2,843	$(7)	$142,260

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

The following table presents the contractual maturities of investment securities at September 30, 2016 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$10,397	$10,427	$—	$—
Due after one year through five years	68,008	68,389	30,431	31,165
Due after five years through ten years	40,715	41,060	90,472	95,870
Due after ten years	398,821	402,848	20,133	20,888
Mutual fund	534	551	—	—
Tax credit investments	—	—	290	290
	$518,475	$523,275	$141,326	$148,213

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2016
Available-for-sale
U.S. Agency MBS	$33,576	$(78)	$232	$(3)	$33,808	$(81)
Non-Agency MBS	56,692	(296)	—	—	56,692	(296)
U.S. Agency asset-backed securities	1,929	(52)	—	—	1,929	(52)
Corporate Securities	13,430	(30)	—	—	13,430	(30)
	$105,627	$(456)	$232	$(3)	$105,859	$(459)

Held-to-maturity
U.S. Agency MBS	$1,882	$(2)	$—	$—	$1,882	$(2)
Obligations of state and political subdivisions	708	—	—	—	708	—
	$2,590	$(2)	$—	$—	$2,590	$(2)

December 31, 2015
Available-for-sale
U.S. Agency MBS	$23,630	$(123)	$34,576	$(332)	$58,206	$(455)
Non-Agency MBS	66,412	(765)	12,225	(251)	78,637	(1,016)
U.S. Agency asset-backed securities	—	—	1,521	(23)	1,521	(23)
	$90,042	$(888)	$48,322	$(606)	$138,364	$(1,494)

Held-to-maturity
U.S. Agency MBS	2,063	(5)	—	—	$2,063	$(5)
Obligations of state and political subdivisions	725	(2)	—	—	725	(2)
	$2,788	$(7)	$—	$—	$2,788	$(7)

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

The unrealized losses on investments in U.S. Agency and non-agency MBS and U.S. Agency asset-backed securities are primarily due to changes in market yield/rate spreads at September 30, 2016 and December 31, 2015 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. The Company had 38 and 46 securities in the loss position at September 30, 2016 and December 31, 2015, respectively. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of September 30, 2016, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.    Loans and reserve for credit losses

 The composition of the loan portfolio at September 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$280,901	15.8%	$263,095	18.1%
Non-owner occupied	486,689	27.6%	431,379	29.7%
Total commercial real estate loans	767,590	43.4%	694,474	47.8%
Construction	168,558	9.6%	119,723	8.2%
Residential real estate	406,374	23.1%	237,084	16.3%
Commercial and industrial	378,700	21.5%	363,335	25.0%
Consumer	41,502	2.4%	38,362	2.7%
Total loans	1,762,724	100.0%	1,452,978	100.0%

Less:
Deferred loan fees	(1,917)		(1,419)
Reserve for loan losses	(25,238)		(24,415)
Loans, net	$1,735,569		$1,427,144

Acquired loans (b):
Commercial real estate:
Owner occupied	$95,102	31.8%	$45,236	19.3%
Non-owner occupied	102,088	34.2%	95,183	40.5%
Total commercial real estate loans	197,190	66.0%	140,419	59.8%
Construction	14,423	4.8%	10,629	4.5%
Residential real estate	59,092	19.8%	61,306	26.1%
Commercial and industrial	26,569	8.9%	21,109	9.0%
Consumer	1,510	0.5%	1,488	0.6%
Total loans	$298,784	100.0%	$234,951	100.0%

Total loans:
Commercial real estate:
Owner occupied	$376,003	18.1%	$308,331	18.3%
Non-owner occupied	588,777	28.6%	526,562	31.2%

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

Total commercial real estate loans	964,780	46.7%	834,893	49.5%
Construction	182,981	8.9%	130,352	7.7%
Residential real estate	465,466	22.6%	298,390	17.7%
Commercial and industrial	405,269	19.7%	384,444	22.8%
Consumer	43,012	2.1%	39,850	2.3%
Total loans	2,061,508	100.0%	1,687,929	100.0%

Less:
Deferred loan fees	(1,917)		(1,419)
Reserve for loan losses	(25,238)		(24,415)
Loans, net	$2,034,353		$1,662,095

(a) Loans organically made through the Company’s normal and customary origination process, including adjustable rate mortgage (“ARM”) purchases.
(b) Loans acquired in the acquisition of Home and PPFS.

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

Approximately 76.1% of the Bank’s originated loan portfolio at September 30, 2016 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At September 30, 2016, approximately 78.2% of the Bank’s total portfolio (inclusive of acquired loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management expects to diversify its commercial real estate (“CRE”) concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets the Bank serves.

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At September 30, 2016 and December 31, 2015, the portion of loans participated to third parties (which are not included in the accompanying condensed consolidated financial statements) totaled $50.7 million and $44.2 million, respectively.

Acquired loans

PPFS
Acquired loans include those loans purchased by the Company in its acquisition of PPFS, which was completed on August 1, 2016. These loans were recorded at estimated fair value at the PPFS Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the PPFS acquired loans at acquisition was a reduction of $2.3 million, representing

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of September 30, 2016, the remaining net fair value adjustment to the PPFS acquired loans was $2.3 million.

Home
Acquired loans also include those loans purchased by the Company in its acquisition of Home Federal Bancorp, Inc. (“Home”), which was completed on May 16, 2014 (the “Home Acquisition Date”). These loans were recorded at estimated fair value at the Home Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the Home acquired loans at acquisition was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of September 30, 2016, the remaining net fair value adjustment was $1.9 million.

Of the PPFS and Home loans acquired on the PPFS Acquisition Date and Home Acquisition Date, as applicable, and still held at September 30, 2016, $9.8 million, or 3.3%, were graded substandard. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of September 30, 2016, $22.3 million, or 7.5% of the $298.8 million in acquired loans were covered under loss sharing agreements with the FDIC (“covered loans”) that were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered loans. When the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios will be reduced. While the agreements are in place, the covered loans receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered loans will most likely increase to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered loans portfolio are non-single family covered loans. Therefore, most of the covered loans were no longer indemnified after September 30, 2014 or were no longer indemnified after September 30, 2015. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Home Acquisition Date that represents the estimated value of reimbursement the Company expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. Upon the determination of an incurred loss or recovery, the loss share receivable/payable will be changed by the amount due to or due from the FDIC.

Changes in the loss share payable associated with covered loans for the three and nine months ended September 30, 2016 were as follows (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2016
Balance at beginning of period	$201	$289
Paid to FDIC	(201)	(857)
Increase due to impairment	—	(53)
FDIC reimbursement	396	1,077
Shared loss expenses	(28)	(92)
Adjustments from prior periods	—	4
Balance at end of period	$368	$368

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
September 30, 2016
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

Risk ratings for individual shared national credits (“SNC”) are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group. The SNC lending strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates.

The increase in the reserve for loan losses from December 31, 2015 to September 30, 2016 was related to net recoveries and loan portfolio growth during the period. Management believes the amount of ALLL is appropriate as of September 30, 2016. The unallocated reserve for loan losses at September 30, 2016 has decreased $0.6 million from the balance at December 31, 2015. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired loans are based on expected prepayments, charge-offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was $6.0 million and $2.3 million for Home and PPFS, respectively, at the time of acquisition representing a valuation adjustment for interest rate and credit quality. The credit portion of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient, a provision to the reserve for loan losses will be made. As of September 30, 2016, the remaining net fair value adjustment was $1.9 million and $2.3 million for Home and PPFS, respectively, and no additional reserve for acquired loans was required.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended September 30, 2016
Allowance for Loan Losses
Balance at June 30, 2016	$4,391	$1,259	$2,674	$11,982	$978	$3,382	$24,666
Loan loss provision (credit)	1,554	271	1,044	(1,766)	441	(1,544)	—
Recoveries	74	327	45	428	208	—	1,082
Loans charged off	—	—	—	(95)	(415)	—	(510)
Balance at end of period	$6,019	$1,857	$3,763	$10,549	$1,212	$1,838	$25,238

Reserve for unfunded lending commitments
Balance at June 30, 2016	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$6,019	$1,857	$3,763	$10,549	$1,212	$1,838	$25,238
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$6,067	$2,125	$3,788	$10,624	$1,236	$1,838	$25,678

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the nine months ended September 30, 2016
Allowance for Loan Losses
Balance at December 31, 2015	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415
Loan loss provision (credit)	(667)	407	1,530	(1,554)	922	(638)	—
Recoveries	2,792	406	222	1,190	715	—	5,325
Loans charged off	(40)	—	(64)	(3,056)	(1,342)	—	(4,502)
Balance at end of period	$6,019	$1,857	$3,763	$10,549	$1,212	$1,838	$25,238

Reserve for unfunded lending commitments
Balance at December 31, 2015	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$6,019	$1,857	$3,763	$10,549	$1,212	$1,838	$25,238
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$6,067	$2,125	$3,788	$10,624	$1,236	$1,838	$25,678

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the nine months ended September 30, 2015
Allowance for Loan Losses
Balance at December 31, 2014	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Loan loss provision (credit)	(4,397)	(193)	(60)	2,024	535	91	(2,000)
Recoveries	4,011	278	746	3,440	457	—	8,932
Loans charged off	(278)	—	(394)	(606)	(1,084)	—	(2,362)
Balance at end of period	$4,950	$1,218	$2,413	$11,702	$955	$5,385	$26,623

Reserve for unfunded lending commitments
Balance at December 31, 2014	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$4,950	$1,218	$2,413	$11,702	$955	$5,385	$26,623
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$4,998	$1,486	$2,438	$11,777	$979	$5,385	$27,063

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
September 30, 2016
Commercial real estate	$74	$5,945	$6,019	$4,329	$960,451	$964,780
Construction	—	1,857	1,857	—	182,981	182,981
Residential real estate	—	3,763	3,763	—	465,466	465,466
Commercial and industrial	25	10,524	10,549	7,471	397,798	405,269
Consumer	—	1,212	1,212	—	43,012	43,012
	$99	$23,301	23,400	$11,800	$2,049,708	$2,061,508
Unallocated			1,838
			$25,238

December 31, 2015
Commercial real estate	$78	$3,856	$3,934	$3,835	$831,058	$834,893
Construction	—	1,044	1,044	365	129,987	130,352
Residential real estate	—	2,075	2,075	18	298,372	298,390
Commercial and industrial	164	13,805	13,969	2,724	381,720	384,444
Consumer	—	917	917	—	39,850	39,850
	$242	$21,697	21,939	$6,942	$1,680,987	$1,687,929
Unallocated			2,476
			$24,415

The above reserve for loan losses includes an unallocated allowance of $1.8 million at September 30, 2016 and $2.5 million at December 31, 2015. The change in the unallocated allowance is due to the increase in qualitative factors impacting the reserve, partially offset by net recoveries.

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
September 30, 2016
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

During the nine months ended September 30, 2016, the Bank saw relatively steady credit quality metrics. An improvement in Special Mention loans was partially offset by an increase in the Substandard portfolio. Increases in the Substandard loan balances were largely due to certain energy/mining sector SNCs included in commercial and industrial (“C&I”) loans. Aggregate portfolio exposure to the energy/mining sector is less than 1% of total loans outstanding.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
September 30, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$266,610	$6,811	$1,091	$6,389	$280,901
Non-owner occupied	479,207	1,589	4,520	1,373	486,689
Total commercial real estate loans	745,817	8,400	5,611	7,762	767,590
Construction	168,558	—	—	—	168,558
Residential real estate	405,923	—	—	451	406,374
Commercial and industrial	340,082	10,274	5,173	23,171	378,700
Consumer	41,476	—	—	26	41,502
	$1,701,856	$18,674	$10,784	$31,410	$1,762,724

Acquired loans (b):
Commercial real estate:
Owner occupied	$89,484	$2,441	$1,563	$1,614	$95,102
Non-owner occupied	82,873	3,851	8,995	6,369	102,088
Total commercial real estate loans	172,357	6,292	10,558	7,983	197,190
Construction	14,363	—	—	60	14,423
Residential real estate	56,461	1,550	—	1,081	59,092
Commercial and industrial	24,750	557	588	674	26,569
Consumer	1,510	—	—	—	1,510
	$269,441	$8,399	$11,146	$9,798	$298,784

Total loans:
Commercial real estate:
Owner occupied	$356,094	$9,252	$2,654	$8,003	$376,003
Non-owner occupied	562,080	5,440	13,515	7,742	588,777
Total commercial real estate loans	918,174	14,692	16,169	15,745	964,780
Construction	182,921	—	—	60	182,981
Residential real estate	462,384	1,550	—	1,532	465,466
Commercial and industrial	364,832	10,831	5,761	23,845	405,269
Consumer	42,986	—	—	26	43,012
	$1,971,297	$27,073	$21,930	$41,208	$2,061,508

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the acquisition of Home and PPFS.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the acquisition of Home and PPFS.

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at September 30, 2016 and December 31, 2015 (dollars in thousands):

30-89 days past due	90 days or more past due	Total past due	Current	Total loans

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

September 30, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$207	$490	$697	$280,204	$280,901
Non-owner occupied	—	—	—	486,689	486,689
Total commercial real estate loans	207	490	697	766,893	767,590
Construction	—	—	—	168,558	168,558
Residential real estate	2,625	—	2,625	403,749	406,374
Commercial and industrial	156	171	327	378,373	378,700
Consumer	203	26	229	41,273	41,502
	$3,191	$687	$3,878	$1,758,846	$1,762,724

Acquired loans (b):
Commercial real estate:
Owner occupied	$11	$—	$11	$95,091	$95,102
Non-owner occupied	—	—	—	102,088	102,088
Total commercial real estate loans	11	—	11	197,179	197,190
Construction	—	21	21	14,402	14,423
Residential real estate	1,172	586	1,758	57,334	59,092
Commercial and industrial	225	8	233	26,336	26,569
Consumer	28	—	28	1,482	1,510
	$1,436	$615	$2,051	$296,733	$298,784

Total loans:
Commercial real estate:
Owner occupied	$218	$490	$708	$375,295	$376,003
Non-owner occupied	—	—	—	588,777	588,777
Total commercial real estate loans	218	490	708	964,072	964,780
Construction	—	21	21	182,960	182,981
Residential real estate	3,797	586	4,383	461,083	465,466
Commercial and industrial	381	179	560	404,709	405,269
Consumer	231	26	257	42,755	43,012
	$4,627	$1,302	$5,929	$2,055,579	$2,061,508

December 31, 2015
Originated loans (a):
Commercial real estate:
Owner occupied	$1,020	$719	$1,739	$261,356	$263,095
Non-owner occupied	593	—	593	430,786	431,379
Total commercial real estate loans	1,613	719	2,332	692,142	694,474
Construction	—	—	—	119,723	119,723
Residential real estate	196	—	196	236,888	237,084
Commercial and industrial	346	239	585	362,750	363,335
Consumer	209	12	221	38,141	38,362
	$2,364	$970	$3,334	$1,449,644	$1,452,978

Acquired loans (b):
Commercial real estate:

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

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

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the acquisition of Home and PPFS.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.06 million and $0.07 million at September 30, 2016 and December 31, 2015, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

The following table presents information related to impaired loans, by portfolio class, at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
September 30, 2016
Commercial real estate:
Owner occupied	$815	$1,004	$1,819	$2,437	$54
Non-owner occupied	632	1,878	2,510	2,511	20
Total commercial real estate loans	1,447	2,882	4,329	4,948	74
Construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial and industrial	76	7,395	7,471	11,119	25
Consumer	—	—	—	—	—
	$1,523	$10,277	$11,800	$16,067	$99

December 31, 2015
Commercial real estate:
Owner occupied	$1,032	$2,157	$3,189	$4,285	$73
Non-owner occupied	646	—	646	646	5
Total commercial real estate loans	1,678	2,157	3,835	4,931	78
Construction	—	365	365	365	—
Residential real estate	—	18	18	18	—
Commercial and industrial	2,539	185	2,724	3,366	164
Consumer	—	—	—	—	—
	$4,217	$2,725	$6,942	$8,680	$242

The increase in impaired C&I loans relates to energy/mining SNCs. Aggregate portfolio exposure to the energy/mining sector is less than 1% of total loans outstanding. At September 30, 2016 and December 31, 2015, the total recorded balance of impaired loans in the above table included $0.6 million and $0.8 million, respectively, of troubled debt restructuring (“TDR”) loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial real estate:
Owner occupied	$1,912	$3,063	$2,129	$3,225
Non-owner occupied	2,525	1,072	2,540	8,297
Total commercial real estate loans	4,437	4,135	4,669	11,522
Construction	—	443	—	543
Residential real estate	—	28	—	66
Commercial and industrial	7,462	2,712	7,534	2,815
Consumer	—	—	—	—
	$11,899	$7,318	$12,203	$14,946

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

Interest income recognized for cash payments received on impaired loans for the three and nine months ended September 30, 2016 was $0.5 million and $1.1 million, respectively.

Information with respect to the Company’s non-performing loans, by portfolio class, at September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Commercial real estate:
Owner occupied	$1,353	$2,742
Non-owner occupied	2,711	434
Total commercial real estate loans	4,064	3,176
Construction	39	—
Residential real estate	1,443	1,427
Commercial and industrial	6,937	447
Consumer	—	3
Total non-accrual loans	$12,483	$5,053

Accruing loans which are contractually past due 90 days or more:
Construction	21	—
Commercial and industrial	12	56
Consumer	26	12
Total accruing loans which are contractually past due 90 days or more	$59	$68

TDRs

The Company allocated no specific reserves to customers whose loan terms had been modified in TDRs as of September 30, 2016 and December 31, 2015. TDRs involve the restructuring of loan terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospects for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual status at the time of restructuring, it will remain on accrual status after the restructuring. After six consecutive payments under the restructured terms, a non-accrual restructured loan is reviewed for possible upgrade to accrual status.

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

There were no loans modified and recorded as TDRs during the three months ended September 30, 2016 and 2015.

The following table presents, by portfolio segment, the information with respect to the Company’s loans that were modified and recorded as TDRs during the nine months ended September 30, 2016 and 2015 (dollars in thousands).

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

	Nine months ended September 30,
	2016		2015
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	1	22	—	—
Consumer	—	—	—	—
	1	$22	—	$—

At both September 30, 2016 and 2015, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the nine months ended September 30, 2016.

Nine months ended September 30, 2016	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	22	—	22
Consumer	—	—	—	—
	$—	$22	$—	$22

There were no TDRs that had payment defaults during the nine months ended September 30, 2016 or 2015 that had been previously restructured within the twelve months prior to September 30, 2016 or 2015.

5.    Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,993	$4,040	$3,274	$3,309
Additions	367	—	367	1,558
Dispositions	(1,683)	(162)	(1,964)	(2,541)
Change in valuation allowance	—	(7)	—	1,545
Balances at end of period	$1,677	$3,871	$1,677	$3,871

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$776	$771	$776	$2,323
Additions to the valuation allowance	—	7	—	12
Reductions due to sales	—	—	—	(1,557)
Balance at end of period	$776	$778	$776	$778

The following table summarizes OREO (income) expenses for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating costs	$49	$53	$215	$159
Net (gains) losses on dispositions	(6)	62	(246)	(160)
Increases in valuation allowance	—	7	167	12
Total	$43	$122	$136	$11

6.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the fixed rate mortgage loans it originates into the secondary market while retaining servicing of such loans. Mortgage Servicing Rights (“MSRs”), included in other assets in the condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at September 30, 2016 and December 31, 2015 was $2.2 million. There was no valuation allowance at September 30, 2016 or December 31, 2015.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,229	$2,276	$2,186	$2,248
Additions	197	130	579	506
Amortization	(180)	(195)	(519)	(543)
Balances at end of period	$2,246	$2,211	$2,246	$2,211

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Origination and processing fees	70	94	249	538
Gain on sales of loans, net	752	551	2,004	1,582
Servicing fees	215	174	517	512
Amortization	(180)	(195)	(519)	(543)
Mortgage banking income, net	$857	$624	$2,251	$2,089

7.     Goodwill and other intangible assets

At close of business on August 1, 2016, the Company completed the PPFS acquisition. The Company recorded $2.2 million of goodwill in connection with the PPFS acquisition.

On March 4, 2016, the Bank completed the branch acquisition. The Company recorded $4.0 million of goodwill in connection with the branch acquisition.

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

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross CDI balance, beginning of period	$14,623	$8,196	$8,196	$8,196
Accumulated amortization, beginning of period	(1,903)	(923)	(1,333)	(513)
CDI, net, beginning of period	12,720	7,273	6,863	7,683
Established through acquisitions	342	—	6,770	—
CDI current period amortization	(371)	(205)	(942)	(615)
Total CDI, end of period	$12,691	$7,068	$12,691	$7,068

The following table provides the estimated future amortization expense of CDI for the remaining period ending December 31, 2016 and the succeeding four years (dollars in thousands):

Years Ending December 31,
2016	$374
2017	1,497
2018	1,497
2019	1,497
2020	1,497

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

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

The numerators and denominators used in computing basic and diluted net income per common share for the three and nine months ended September 30, 2016 and 2015 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$4,089	$5,099	$10,853	$15,012

Weighted-average shares outstanding - basic	74,001,997	71,868,045	72,532,961	71,743,576
Dilutive securities	167,268	101,323	1,342,762	105,835
Weighted-average shares outstanding - diluted	74,169,265	71,969,368	73,875,723	71,849,411
Common stock equivalent shares excluded due to antidilutive effect	3,319,862	3,361,774	3,348,537	3,361,774

Basic and diluted:
Net income per common share	$0.06	$0.07	$0.15	$0.21
Net income per common share (diluted)	$0.06	$0.07	$0.15	$0.21

9.    Stock-Based Compensation

At September 30, 2016, 1,621,245 shares reserved under the Company’s stock-based compensation plans were available for future grants.

During the nine months ended September 30, 2016, 678,051 shares of restricted stock, which vest between 2016 and 2021, were granted with a weighted-average grant date fair value of $5.69. During the same period, the Company converted existing PPFS stock options into 14,222 Cascade Bancorp stock options with a weighted-average exercise price of $3.71 per share, of which 100% were vested upon conversion. During the nine months ended September 30, 2015, the Company granted 397,472 shares of restricted stock, which vest between 2016 and 2020, with a weighted-average grant date fair value of $4.98 per share. During the same period, 3,300,000 stock options, which vest over a three to five year period, were granted. The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options that were granted in 2015:

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

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

The following table presents the activity related to stock options for the nine months ended September 30, 2016 and 2015:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2016	3,375,909	$5.44	9.0	$4,243.7
Granted	14,222	3.71	8.4	29.9
Canceled / forfeited	(234)	78.08	N/A	N/A
Exercised	(1,449)	3.61	N/A	N/A
Expired	(1,697)	209.87	N/A	N/A
Options outstanding at September 30, 2016	3,386,751	$5.33	8.3	$4,240.0
Options exercisable at September 30, 2016	86,751	$25.78	4.7	$49.0

Options outstanding at January 1, 2015	85,901	$34.86	5.7	$—
Granted	3,300,000	4.79	9.3	2,046.0
Canceled / forfeited	(8,011)	19.52	N/A	N/A
Expired	(1,691)	$151.20	N/A	N/A
Options outstanding at September 30, 2015	3,376,199	$5.45	9.2	$2,046.0
Options exercisable at September 30, 2015	63,212	39.72	4.5	$—

Stock-based compensation expense related to stock options for the nine months ended September 30, 2016 and 2015 was $0.8 million and $0.7 million, respectively. As of September 30, 2016, there was approximately $3.6 million of unrecognized compensation cost related to non-vested stock options that will be recognized over the remaining vesting periods of the stock options.

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2016:

	Number of shares	Weighted- average grant date fair value per share
Non-vested as of January 1, 2016	909,410	$6.37
Granted	678,051	5.69
Vested	(333,688)	5.24
Canceled / forfeited	(42,317)	4.94
Non-vested as of September 30, 2016	1,211,456	$6.35

Non-vested restricted stock is scheduled to vest over a three to five year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the estimated applicable service or vesting periods. As of September 30, 2016, unrecognized compensation cost related to non-vested restricted stock totaled approximately $5.5 million, which is expected to be recognized over the next five years. Total expense recognized by the Company for non-vested restricted stock for the nine months ended September 30, 2016 and 2015 was $1.5 million and $1.0 million, respectively. There was $0.3 million unrecognized

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

compensation cost related to restricted stock units (“RSUs”) at September 30, 2016 and no unrecognized compensation cost related to RSUs at December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$194,485	$18,097	$169,720	$8,646	$194,485	$18,097	$169,720	$8,646

(1) Included in Other Assets on the condensed consolidated balance sheet.
(2) Included in Other Liabilities on the condensed consolidated balance sheet.

Swap fee income, as included in non-interest income, was $0.7 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2015, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $19.5 million and $8.6 million as of September 30, 2016 and December 31, 2015, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$18,097	$—	$18,097	$—	$—	$18,097

Liability Derivatives
Interest rate swaps	$18,097	$—	$18,097	$—	$19,525	$(1,428)

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$—	$8,646

Liability Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$8,595	$51

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

During the three and nine months ended September 30, 2016, the Company recorded a $2.4 million and $6.4 million income tax provision, respectively. During the three and nine months ended September 30, 2015, the Company recorded a $2.6 million and $8.6 million income tax provision, respectively. As of September 30, 2016, the net DTA was $46.2 million compared with a net DTA of $50.7 million as of December 31, 2015. During the third quarter and first nine months of 2016 and 2015, the Company’s current taxes consisted of federal and state alternative minimum taxes and other state minimum taxes. The Company’s estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal bond interest income from taxable income.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

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

12.    Fair Value Measurements

GAAP establishes a hierarchy for determining fair value measurements that includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

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

Interest rate swap derivatives: The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The fair value of the interest rate swaps is determined using a discounted cash flow technique with values provided by third party swap dealers or consultants. The Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

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

The Company’s only financial assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Investment securities available-for-sale	$—	$523,275	$—
Interest rate swap derivatives	—	18,097	—
Total assets	$—	$541,372	$—

Liabilities:
Interest rate swap derivatives	$—	$18,097	$—

December 31, 2015
Assets:
Investment securities available-for-sale	$—	$310,262	$—
Interest rate swap derivatives	—	8,646	—
Total assets	$—	$318,908	$—

Liabilities:
Interest rate swap derivatives	—	8,646	—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3
September 30, 2016
Impaired loans	$—	$—	$85
Other real estate owned	—	—	1,677
	$—	$—	$1,762

December 31, 2015
Impaired loans	$—	$—	$50
Other real estate owned	—	—	3,274
	$—	$—	$3,324

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$85	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$1,677	Market approach	Appraised value less selling costs of 5% to 10%

	December 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$50	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,274	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during the nine months ended September 30, 2016 or during 2015. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during the nine months ended September 30, 2016 or during 2015.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2016 and December 31, 2015.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using September 30, 2016 and December 31, 2015 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available) or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the September 30, 2016 and December 31, 2015 rates offered on those instruments.

Other borrowings: The fair value of other borrowings (including federal funds purchased, if any) is estimated using discounted cash flow analysis based on the Bank’s September 30, 2016 and December 31, 2015 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at September 30, 2016 and December 31, 2015 were approximately as follows (dollars in thousands):

		September 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$152,360	$152,360	$77,805	$77,805
Investment securities:
Available-for-sale	Level 2	523,275	523,275	310,262	310,262
Held-to-maturity	Level 2	141,326	148,213	139,424	142,260
FHLB stock	Level 2	3,270	3,270	3,000	3,000
Loans held-for-sale	Level 2	9,478	9,478	3,621	3,621
Loans, net	Level 3	2,034,353	2,043,932	1,662,095	1,656,986
BOLI	Level 3	56,708	56,708	54,450	54,450
MSRs	Level 3	2,246	2,686	2,186	3,027
Interest rate swap derivatives	Level 2	18,097	18,097	8,646	8,646

Financial liabilities:
Deposits	Level 2	2,745,081	2,744,387	2,083,088	2,082,748
Interest rate swap derivatives	Level 2	18,097	18,097	8,646	8,646

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

accounting practices. Bancorp’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to provide for capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets (“CET1”), and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations).

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

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”). Under the final rules, which became effective for the Bancorp and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Bancorp and the Bank. The rules include a CET1ratio of 4.5% and a capital conservation buffer of 2.5% above the regulatory minimum risk-based capital requirements, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also (i) raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), (ii) effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and (iii) requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of September 30, 2016 and December 31, 2015 are presented in the following table (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

	Actual		Regulatory minimum to be “adequately capitalized”		Basel III Minimum Capital Adequacy with Capital Conservation Buffer		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2016
Tier 1 leverage (to average assets)
Bancorp	$249,431	8.4%	$119,171	4.0%	N/A	N/A	$148,964	5.0%
Bank	245,681	8.3%	119,062	4.0%	N/A	N/A	148,828	5.0%
CET1 capital (to risk weighted assets)
Bancorp	249,431	10.4	108,234	4.5	122,665	5.1	156,338	6.5
Bank	245,681	10.2	108,242	4.5	122,674	5.1	156,349	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	249,431	10.4	144,312	6.0	158,743	6.6	192,416	8.0
Bank	245,681	10.2	144,322	6.0	158,755	6.6	192,430	8.0
Total capital (to risk-weighted assets)
Bancorp	275,112	11.4	192,416	8.0	206,847	8.6	240,520	10.0
Bank	271,362	11.3	192,430	8.0	206,862	8.6	240,537	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$96,817	4.0%	N/A	N/A	$121,022	5.0%
Bank	223,533	9.3%	96,662	4.0%	N/A	N/A	120,827	5.0%
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	88,818	4.5	N/A	N/A	128,292	6.5
Bank	223,533	11.4	88,663	4.5	N/A	N/A	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	118,424	6.0	N/A	N/A	157,898	8.0
Bank	223,533	11.4	118,218	6.0	N/A	N/A	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	157,898	8.0	N/A	N/A	197,373	10.0
Bank	248,346	12.6	157,624	8.0	N/A	N/A	197,030	10.0

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

15.      New Authoritative Accounting Guidance

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (“ASU 2016-15”). ASU 2016-15 addresses the classification of debt prepayment or debt extinguishment

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of Corporate-Owned Life Insurance policies, including Bank-Owned Life Insurance policies, distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). ASU 2016-13 requires financial assets that are measured at amortized cost to be presented as the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets and for the expected increase or decrease of expected credit losses. ASU 2016-13 notes that credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The initial allowance for credit losses, for purchased available-for-sale securities, is added to the purchase price rather than reported as a credit loss expense. Subsequent changes in the allowance are recorded as credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount attributed to the assessment of credit loss at acquisition. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 amended the effective date to December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal Versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 defines the roles of a principal and agent in revenue recognition and determines when control of the good or service is transferred to the customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 establishes guidance on identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients" (“ASU 2016-12”). ASU 2016-12 clarifies the objective of the collectability criteria and notes the differences in applying the update at transition and on an ongoing basis. Adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 is not expected to have a material effect on our consolidated financial statements.

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

Cautionary Information Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue,” "indicate" and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon, Idaho and Washington generally, and Central, Southern, Coastal and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and greater Seattle, Washington areas; our ability to maintain asset quality and expand our market share or net interest margin; our ability to integrate future whole bank and/or branch acquisitions; and expected cost savings, synergies and other related benefits of our acquisitions of Home Federal Bancorp, Inc. (“Home”), Prime Pacific Financial Services, Inc. (“PPFS”) and Bank of America, National Association branches might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties, could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part I - Item 1A of the 2015 Annual Report. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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
As of September 30, 2016 and December 31, 2015, the Company had a net DTA of $46.2 million and $50.7 million, respectively, with the decrease from the prior period due primarily to current period net income. There are a number of tax issues that impact the DTA balance, including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.
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
In relation to the goodwill recognized with the PPFS acquisition, Bank of America branch acquisition, and Home acquisition, management concluded as of September 30, 2016 and December 31, 2015 that there have been no material events or circumstances that have changed since the initial recognition of goodwill on August 1, 2016, March 4, 2016, and May 16, 2014, respectively, the dates the PPFS acquisition, Bank of America branch acquisition, and Home acquisition were completed, that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

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

Financial Highlights

Net income for the third quarter of 2016 was $4.1 million, or $0.06 per share. Net income for the second quarter of 2016 (“linked quarter”) was $4.8 million, or $0.07 per share. The third quarter earnings were negatively affected by non-recurring expense items of $2.6 million (pre-tax), or $0.02 per share (post tax), mainly related to the PPFS acquisition and certain branch consolidation costs.

The acquisition of PPFS was completed at the close of business on August 1, 2016, with customer system conversion accomplished in late October. PPFS is headquartered in Lynnwood, Washington at the northern intersection of the I-5 and I-405 traffic corridors. This location complements Cascade Bancorp’s existing downtown Seattle commercial banking location. The Bank assumed approximately $102.8 million of loans and $101.5 million of deposits, for a purchase price of $16.2 million in the form of 2,921,012 Cascade Bancorp shares of common stock. As a result of the acquisition, the Company recorded $2.2 million of goodwill.

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

The financial statements as of September 30, 2016 are inclusive of the effects of the combined results of operations following the PPFS acquisition and the branch acquisition (together, the "2016 acquisitions”). Due to the timing of the 2016 acquisitions, certain comparisons between periods are significantly affected by the transactions.

•
Net income for the third quarter of 2016 was $4.1 million, or $0.06 per share, compared to $4.8 million, or $0.07 per share, for the linked quarter and $5.1 million, or $0.07 per share, for the third quarter of 2015. The third quarter earnings were negatively affected by non-recurring expense items of $2.6 million (pre-tax), or $0.02 per share (post tax), mainly related to the PPFS acquisition and certain branch consolidation costs.

•	At September 30, 2016, gross loans were $2.1 billion compared to $1.9 billion at June 30, 2016. Third quarter organic loan growth[1] excluding PPFS, was $69.7 million, or 18.0% annualized.

•	At September 30, 2016, total deposits were $2.7 billion, up $185.1 million, or 7.2%, from June 30, 2016. The increase was attributable to both the acquired PPFS deposits and organic growth.

•	The cost of funds remained stable at 0.08% for the third quarter.

•
Net interest income was $23.8 million for the third quarter, up $1.6 million, or 7.1%, from the linked quarter. Stronger interest revenue is due to higher average earning assets from both organic growth and the PPFS acquisition.

•	Net interest margin (“NIM”) was 3.43% for the third quarter, up from the linked quarter’s 3.40% resulting from an improving earning asset mix.

•
Net loan recoveries for the third quarter were $0.6 million. The allowance for loan losses (“ALLL”) at quarter end was 1.23% of gross loans. No provision or credit for loan losses was recorded in the third quarter. Credit quality metrics remained stable.

•	At September 30, 2016, stockholders’ equity was $367.0 million, with book value per share of $4.81 and tangible book value per share[2] of $3.53.

•
Return on average assets and return on average tangible assets[3] in the third quarter were 0.53% and 0.54%, respectively, compared to 0.65% and 0.68% in the linked quarter, respectively. The change was mainly a result of non-recurring expense items in the third quarter.

•
Return on average stockholders’ equity and return on average tangible stockholders’ equity[4] in the current quarter was 4.53% and 6.20%, respectively, compared to 5.65% and 7.85% in the linked quarter, respectively.

Non-GAAP Financial Measures

This Form 10-Q contains certain financial measures that are not calculated in accordance with GAAP. The Company’s management uses these non-GAAP financial measures, specifically return on average tangible assets, return on average tangible stockholders equity, organic loan growth, tangible book value per common share, tangible common equity ratio to total assets and tangible stockholders’ equity, as important measures of the strength of the Company’s capital and its ability to generate earnings on its tangible capital invested by its shareholders. Management believes presentation of these non-GAAP financial measures provides useful supplemental information to our investors and others that contributes to a proper understanding of the financial results and capital levels of the Company. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. These non-GAAP disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the tables below.

1Organic loan growth is a non-GAAP measure defined as total loan growth less acquired loans during the period. See below for a reconciliation of organic loan growth.
2Tangible book value per common share is a non-GAAP measure defined as total stockholders’ equity, less the sum of core deposit intangible (“CDI”) and goodwill, divided by total number of shares outstanding. See below for a reconciliation of tangible book value per common share.
3 Return on average tangible assets is a non-GAAP measure defined as net income divided by average total assets, less the sum of average CDI and goodwill. See below for a reconciliation of return on average tangible assets.
4Return on average tangible stockholders’ equity is a non-GAAP measure defined as net income divided by average total stockholders’ equity, less the sum of average CDI and goodwill. See below for a reconciliation of return on average tangible stockholders’ equity.

Reconciliation of Non-GAAP Measures (unaudited)

Reconciliation of Non-GAAP Measures (unaudited):
Reconciliation of period end stockholders’ equity to period end tangible stockholders’ equity:	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Total stockholders’ equity	$366,996	$345,260	$336,774	$331,589
Core deposit intangible	12,691	12,720	6,863	7,068
Goodwill	84,775	82,594	78,610	78,610
Tangible stockholders’ equity	$269,530	$249,946	$251,301	$245,911

Reconciliation of period end common stockholders’ equity ratio to period end tangible common stockholders’ equity ratio:	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Total stockholders’ equity	$366,996	$345,260	$336,774	$331,589
Total assets	$3,174,821	$2,966,574	$2,468,029	$2,468,273
Common stockholders’ equity ratio	11.56%	11.64%	13.65%	13.43%
Tangible stockholders’ equity	$269,530	$249,946	$251,301	$245,911
Total assets	$3,174,821	$2,966,574	$2,468,029	$2,468,273
Tangible common stockholders’ equity ratio	8.49%	8.43%	10.18%	9.96%

Reconciliation of period end total stockholders’ equity to period end tangible book value per common share:	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Total stockholders’ equity	$366,996	$345,260	$336,774	$331,589
Core deposit intangible	12,691	12,720	6,863	7,068
Goodwill	84,775	82,594	78,610	78,610
Tangible stockholders equity	$269,530	$249,946	$251,301	$245,911
Common shares outstanding	76,263,275	73,255,171	72,792,570	72,789,412
Tangible book value per common share	$3.53	$3.41	$3.45	$3.38

	Three Months Ended				Nine Months Ended
Reconciliation of return on average tangible stockholders’ equity:	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Average stockholders’ equity	$358,917	$342,591	$334,472	$328,478	$346,958	$323,890
Average core deposit intangible	12,702	12,865	6,935	7,141	10,796	7,343
Average goodwill	84,035	82,594	78,610	78,610	81,769	79,052
Average tangible stockholders’ equity	$262,180	$247,132	$248,927	$242,727	$254,393	$237,495
Net income	4,089	4,824	5,567	5,099	10,853	15,012
Return on average tangible stockholders’ equity (annualized)	6.20%	7.85%	8.87%	8.33%	5.70%	8.45%

	Three Months Ended				Nine Months Ended
Reconciliation of return on average tangible assets:	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Average total assets	$3,093,503	$2,961,853	$2,525,708	$2,471,910	$2,898,688	$2,410,413
Average core deposit intangible	12,702	12,865	6,935	7,141	10,796	7,343
Average goodwill	84,035	82,594	78,610	78,610	81,769	79,052
Average tangible assets	$2,996,766	$2,866,394	$2,440,163	$2,386,159	$2,806,123	$2,324,018
Net income	4,089	4,824	5,567	5,099	10,853	15,012
Return on average tangible assets (annualized)	0.54%	0.68%	0.91%	0.85%	0.52%	0.86%

Reconciliation of year-over-year total loan growth to organic loan growth (from September 30, 2015):	Year over year September 30, 2016
Total loan growth	$413,667
Acquired loan growth	85,281
PPFS loans	104,253
Organic loan growth, excluding PPFS	$224,133

Reconciliation of year-to-date total loan growth to organic loan growth (from December 31, 2015):	YTD September 30, 2016
Total loan growth	$373,018
Acquired loan growth	74,281
PPFS loans	104,253
Organic loan growth, excluding PPFS	$194,484

Reconciliation of quarterly total loan growth to organic loan growth (from June 30, 2016):	QTD September 30, 2016
Total loan growth	$158,689
Acquired loan growth	(15,306)
PPFS loans	104,253
Organic loan growth, excluding PPFS	$69,742

RESULTS OF OPERATIONS –Three and Nine Months Ended September 30, 2016 and 2015

Income Statement

Net Income

Net income for the third quarter of 2016 was $4.1 million, or $0.06 per share, compared to $4.8 million, or $0.07 per share, for the linked quarter and $5.1 million, or $0.07 per share, for the third quarter of 2015 (the "year ago period”). Net income for the nine months ended September 30, 2016 was $10.9 million, or $0.15 per share, compared to $15.0 million, or $0.21 per share for the nine months ended September 30, 2015.

The third quarter included non-recurring expense items of $2.6 million (pre-tax), or approximately $0.02 per share (post tax), mainly related to the acquisition of PPFS and certain branch consolidation costs. Similarly, the nine months ended September 30, 2016 included $7.2 million of generally non-recurring costs mainly related to the branch acquisition, PPFS acquisition and certain branch consolidation costs.

Net Interest Income

Net interest income was $23.8 million for the third quarter of 2016, as compared to $20.4 million in the third quarter of 2015. Net interest income was $68.2 million and $60.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Total interest income increased $3.5 million from $20.8 million in the third quarter of 2015 to $24.4 million in the third quarter of 2016. Total interest income was $69.8 million and $60.2 million for the nine months ended September 30, 2016 and 2015, respectively. Stronger interest income is due to higher average earning assets from both organic loan growth and the PPFS acquisition. Interest income from investments is higher compared to prior periods due to deployment of cash received from the Bank of America branch acquisition into securities.

Total interest expense for the third quarter of 2016 and the year ago period was $0.6 million and $0.4 million, respectively. The cost of funds for the third quarter, the linked quarter and the year ago period was 0.08%. The year ago period did not include the $469.9 million in deposits acquired from Bank of America in March of 2016 or the $101.5 million in deposits acquired from the PPFS acquisition in August of 2016.

The NIM for the third quarter of 2016 was 3.43%, compared to NIM of 3.72% in the third quarter of 2015. The NIM for the nine months ended September 30, 2016 was 3.53%, compared to NIM of 3.72% for the nine months ended September 30, 2015. The NIM declined from prior periods because of the deployment of acquired funds into lower yielding securities and wholesale loans which will be replaced with originated loans over time. Sustained low market interest rates have also contributed to NIM compression.

Components of Net Interest Margin

The following tables set forth the components of the Company’s NIM for the three and nine months ended September 30, 2016 and 2015. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and NIM for the Company (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$623,595	$3,514	2.24%	$450,655	$2,995	2.64%
Interest bearing balances due from other banks	146,237	217	0.59%	97,099	58	0.24%
Federal funds sold	338	—	—%	273	—	—%
Federal Home Loan Bank stock	3,223	—	—%	3,018	—	—%
Loans (1)(2)(3)	1,981,835	20,622	4.14%	1,626,066	17,788	4.34%
Total earning assets/interest income	2,755,228	24,353	3.52%	2,177,111	20,841	3.80%
Reserve for loan losses	(24,903)			(25,113)
Cash and due from banks	55,802			45,781
Premises and equipment, net	48,286			42,362
Bank-owned life insurance	56,036			54,041
Deferred tax asset	46,947			55,389
Goodwill	84,035			78,610
Core deposit intangibles	12,702			7,141
Accrued interest and other assets	59,370			36,588
Total assets	$3,093,503			$2,471,910

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$1,361,053	494	0.14%	$1,040,493	337	0.13%
Savings deposits	184,537	21	0.05%	134,033	10	0.03%
Time deposits	229,486	54	0.09%	193,895	83	0.17%
Other borrowings	1	—	—%	—	—	—%
Total interest bearing liabilities/interest expense	1,775,077	569	0.13%	1,368,421	430	0.12%
Demand deposits	898,822			728,104
Other liabilities	60,687			46,907
Total liabilities	2,734,586			2,143,432
Stockholders’ equity	358,917			328,478
Total liabilities and stockholders’ equity	$3,093,503			$2,471,910

Net interest income		$23,784			$20,411

Net interest spread			3.39%			3.68%

Net interest income to earning assets			3.43%			3.72%

(1)	Average non-performing loans included in the computation of average loans for the three months ended September 30, 2016 and 2015 was approximately $4.1 million.

(2)
Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.6 million and $1.0 million in three months ended September 30, 2016 and 2015, respectively.

(3)	Includes loans held for sale.

	Nine Months Ended September 30,
(dollars in thousands)	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$572,394	$11,561	2.70%	$459,306	$8,783	2.56%
Interest bearing balances due from other banks	158,732	646	0.54%	62,106	118	0.25%
Federal funds sold	295	—	—%	273	—	—%
Federal Home Loan Bank stock	3,417	—	—%	15,453	—	—%
Loans (1)(2)(3)	1,843,845	57,579	4.17%	1,573,712	51,269	4.36%
Total earning assets/interest income	2,578,683	69,786	3.61%	2,110,850	60,170	3.81%
Reserve for loan losses	(25,417)			(24,038)
Cash and due from banks	53,174			43,004
Premises and equipment, net	45,226			43,024
Bank-owned life insurance	55,138			53,795
Deferred tax asset	48,391			60,962
Goodwill	81,769			79,052
Core deposit intangibles	10,796			7,343
Accrued interest and other assets	50,928			36,421
Total assets	$2,898,688			$2,410,413

Liabilities and Stockholders' Equity
Interest bearing demand deposits	$1,269,243	1,365	0.14%	$1,012,221	965	0.13%
Savings deposits	167,557	45	0.04%	132,704	30	0.03%
Time deposits	209,360	191	0.12%	208,722	442	0.28%
Other borrowings	7,588	26	0.46%	2,253	6	0.36%
Total interest bearing liabilities/interest expense	1,653,748	1,627	0.13%	1,355,900	1,443	0.14%
Demand deposits	842,452			684,859
Other liabilities	55,530			45,764
Total liabilities	2,551,730			2,086,523
Stockholders' equity	346,958			323,890
Total liabilities and stockholders’ equity	$2,898,688			$2,410,413

Net interest income		$68,159			$58,727

Net interest spread			3.48%			3.67%

Net interest income to earning assets			3.53%			3.72%

(1)	Average non-performing loans included in the computation of average loans for the nine months ended September 30, 2016 and 2015 was approximately $3.9 million and $5.8 million, respectively.

(2)
Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $1.5 million and $2.2 million in the nine months ended September 30, 2016 and 2015, respectively.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three and nine months ended September 30, 2016, and attributes such variance to “volume” or “rate” changes (dollars in thousands). The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended September 30,
	2016 over 2015
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$2,834	$3,858	$(1,024)
Interest on investment securities	519	1,142	(623)
Other investment income	159	29	130
Total interest income	3,512	5,029	(1,517)

Interest expense:
Interest on deposits:
Interest bearing demand	157	104	53
Savings	11	4	7
Time deposits	(29)	15	(44)
Other borrowings	—	—	—
Total interest expense	139	123	16

Net interest income	$3,373	$4,906	$(1,533)

	Nine Months Ended September 30,
	2016 over 2015
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$6,310	$8,832	$(2,522)
Interest on investment securities	2,778	2,177	601
Other investment income	528	184	344
Total interest income	9,616	11,193	(1,577)

Interest expense:
Interest on deposits:
Interest bearing demand	400	246	154
Savings	15	8	7
Time deposits	(251)	1	(252)
Other borrowings	20	14	6
Total interest expense	184	269	(85)

Net interest income	$9,432	$10,924	$(1,492)

Loan Loss Provision and Reserve for Loan Losses

There was no provision for loan loss in the third quarter of 2016, linked quarter or third quarter of 2015.

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

As of September 30, 2016, the reserve for loan losses was $25.2 million, or 1.23% of outstanding loans, compared to $24.4 million, or 1.45% of outstanding loans, at December 31, 2015. The Company’s reserve for loan losses ratio has decreased from December 31, 2015, however management considers the level of the reserve to be adequate based on assessment of various factors affecting the loan portfolio, including loan portfolio credit quality. Activity in the reserve during the period includes $5.3 million gross recoveries on loans previously charged off, largely offset by a write-down of a loan in the Bank’s mining and energy SNC portfolio.  Aggregate portfolio exposure to energy/mining sector is less than 1% of total loans. The unallocated portion of the reserve is subject to refinement as we continue to enhance our qualitative factors and assess uncertainties regarding our entry into new loan markets, new geographies and general uncertainty related to growth and economic conditions. In particular, management is evaluating its economic conditions qualitative factor as it relates to the duration of economic cycles.

The reserve for unfunded lending commitments was $0.4 million at September 30, 2016, which remained unchanged from December 31, 2015.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	% Change	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	% Change
Service charges on deposit accounts	$1,786	$1,326	34.7%	$4,887	$3,836	27.4%
Card issuer and merchant services fees, net	2,643	1,837	43.9%	7,178	5,336	34.5%
Earnings on BOLI	434	252	72.2%	941	736	27.9%
Mortgage banking income, net	857	624	37.3%	2,251	2,089	7.8%
Swap fee income	713	595	19.8%	1,845	1,895	(2.6)%
SBA gain on sales and fee income	428	554	(22.7)%	988	1,060	(6.8)%
Gain on sales of investments	—	503	(100.0)%	—	503	(100.0)%
Other income	1,079	693	55.7%	3,077	3,746	(17.9)%
Total non-interest income	$7,940	$6,384	24.4%	$21,167	$19,201	10.2%

Non-interest income for the three and nine months ended September 30, 2016 was $7.9 million and $21.2 million, respectively, up from $6.4 million and $19.2 million during the three and nine months ended September 30, 2015. These increases are primarily a result of higher service fees and card-related revenue arising from increased volumes of accounts and transactions arising from the 2016 acquisitions.

For the three and nine months ended September 30, 2016, service charges on deposit accounts and card issuer and merchant service fees were up over the three and nine months ended September 30, 2015 mainly due to higher transaction volumes including those from acquired branch customers following the acquisitions.

Earnings on BOLI for the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015 due to the receipt of a death benefit in the third quarter of 2016. The Company has no plans to increase BOLI at this time.

Net mortgage banking income increased in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, mainly due to higher origination volumes and changes in the interest rate environment.

The Bank began to offer its customer interest rate swaps and SBA services in 2013 in order to increase its services to customers and diversify its revenue sources. Changes in customer swap fee income and SBA revenue for the third quarter and year to date periods of 2016 generally relate to the timing of transaction settlement for these services compared to the respective year ago periods.

Gain on sales of investments decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 due to a gain on sale of certain short duration MBS investment securities in the available for sale portfolio in the year ago periods.

Other income for the three months ended September 30, 2016 increased $0.4 million compared to the three months ended September 30, 2015, due to increased volumes of accounts and transactions arising from the 2016 acquisitions. Other income for the nine months ended September 30, 2016 decreased compared to nine months ended September 30, 2015 as the year ago period included a contractual arrangement for future revenue-sharing of merchant services totaling $1.1 million.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	% Change	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	% Change
Salaries and employee benefits	$13,217	$11,315	16.8%	$39,335	$33,033	19.1%
Occupancy	2,546	1,123	126.7%	6,873	3,906	76.0%
Information technology	1,558	745	109.1%	4,137	2,729	51.6%
Equipment	864	390	121.5%	1,622	1,142	42.0%
Communications	615	560	9.8%	1,908	1,585	20.4%
FDIC insurance	514	342	50.3%	1,346	1,046	28.7%
OREO	43	122	(64.8)%	136	11	1,136.4%
Professional services	1,682	1,548	8.7%	4,340	3,931	10.4%
Card issuer	1,003	693	44.7%	2,956	2,199	34.4%
Insurance	186	183	1.6%	519	583	(11.0)%
Other expenses	2,992	2,049	46.0%	8,901	6,116	45.5%
Total non-interest expense	$25,220	$19,070	32.2%	$72,073	$56,281	28.1%

Non-interest expense for the third quarter of 2016 was $25.2 million compared to $19.1 million for the third quarter of 2015. Non-interest expense for the nine months ended September 30, 2016 was $72.1 million compared to $56.3 million for the nine months ended September 30, 2015. The year-over-year increase in non-interest expense was largely a result of $7.2 million in generally non-recurring costs mainly related to the branch acquisition, PPFS acquisition and certain branch consolidations, as well as the increase in run-rate expenses associated with the additional branches obtained in the 2016 acquisitions. Incremental run rate expenses of the 2016 acquisitions primarily impact salaries and benefits, occupancy, information technology, equipment, card issuer and other expenses as described below.

Total salaries and benefits increased $1.9 million and $6.3 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily related to ongoing costs of $1.2 million and $2.4 million associated with staffing our expanded branch network following the acquisitions for the respective periods, as well as non-recurring costs of acquired branch employees, including severance, healthcare and other benefit accruals.

Information technology for the three and nine months ended September 30, 2016 increased from the same periods in 2015, due primarily to one-time system conversion costs and ongoing service associated with the 2016 acquisitions.

Occupancy and communications expenses for the three and nine months ended September 30, 2016 increased an aggregate of $1.5 million and $3.3 million, respectively, compared to the three and nine months ended September 30, 2015, primarily related to generally non-recurring costs associated with the branch acquisition, PPFS acquisition and certain branch consolidations. In addition, the year ago period included credits to occupancy on the disposition of decommissioned branches. Equipment expenses showed an increase from the year ago periods due to costs associated with the 2016 acquisitions.

OREO expense fluctuations for the three and nine months ended September 30, 2016 compared to the respective periods in 2015 related to the timing of sales of OREO properties.

Professional services were relatively stable for the three months ended September 30, 2016 compared to the same period in 2015. Professional services increased for the nine months ended September 30, 2016 due mainly to the branch acquisition and PPFS acquisition-related costs.

Card issuer expenses increased for the three and nine month period ended September 30, 2016 related to increased volume and related charges following the 2016 acquisitions.

Insurance expenses remained consistent for the three months ended September 30, 2016 compared to the same period in 2015 and decreased 11.0% in the nine months ended September 30, 2016 compared to the same period in 2015, largely as a result of lower risk rate on renewal of insurance.

Other expenses increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, mainly related to costs associated with the 2016 acquisitions.

Income Taxes

The Company recorded an income tax provision of $2.4 million during the three months ended September 30, 2016, as compared to $2.6 million for the three months ended September 30, 2015. The income tax provision for the nine months ended September 30, 2016 was $6.4 million compared to $8.6 million for the nine months ended September 30, 2015.

As of September 30, 2016, the DTA was $46.2 million. This is compared with a DTA as of December 31, 2015 of $50.7 million. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal loan and bond interest income from taxable income.

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

Financial Condition

Total Assets and Liabilities

Total assets at September 30, 2016 increased to $3.2 billion, compared to $2.5 billion at December 31, 2015, with higher cash and cash equivalents, investments, and loans outstanding.

Cash and cash equivalents at September 30, 2016 were $152.4 million compared to $77.8 million at December 31, 2015 due to deposits assumed in the recent 2016 acquisitions.

Investment securities classified as available-for-sale and held-to-maturity were $664.6 million at September 30, 2016, compared to $449.7 million at December 31, 2015. The increase is due to the deployment of excess cash assumed in the recent 2016 acquisitions into investment securities.

Total loans at September 30, 2016 were $2.1 billion, compared to $1.7 billion at December 31, 2015. Loan growth was distributed among commercial real estate, construction, consumer residential and commercial and industrial loans. Consumer residential included both retained and acquired mortgages. Strategically, the Bank continued to expand its ARM portfolio to further diversify its overall loan portfolio by geography and loan type. Organic growth was partially offset by a modest decline in the SNC portfolio.

FHLB stock remained steady with $3.0 million at December 31, 2015 and $3.3 million at September 30, 2016.

At September 30, 2016, goodwill increased to $84.8 million, compared to $78.6 million at December 31, 2015 due primarily to the premium paid for $469.9 million in deposits assumed with the branch acquisition and the premium paid in the PPFS acquisition.

Other assets increased to $58.5 million at September 30, 2016 from $35.9 million at December 31, 2015 due primarily to an increase in customer swap collateral and mark to market adjustments for swap assets.

Total deposits increased to $2.7 billion at September 30, 2016 from $2.1 billion at December 31, 2015 due primarily to deposits assumed in the recent 2016 acquisitions. Increases from December 31, 2015 were visible across all deposit types, with significant impact in non-interest bearing accounts (up $218.6 million, or 30.0%) and interest bearing demand (up $327.8 million, or 31.4%). The overall cost of funds was 0.08% for the quarters ended September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At September 30, 2016, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Stockholders’ Equity and Capital Resources

Total stockholders’ equity at September 30, 2016 was $367.0 million, as compared to $336.8 million at December 31, 2015. The increase in total stockholders’ equity was due to the stock issuance in connection with the acquisition of PPFS and interim period net income. At September 30, 2016, the total common equity to total assets ratio was 11.56% and the Company’s basic book value per share was $4.81 as compared to the total common equity to total assets ratio of 13.65% and basic book value per share of $4.63 at December 31, 2015.

At September 30, 2016, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the Basel III regulatory capital framework. Additional information regarding capital requirements can be found in Note 13 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2016
Tier 1 leverage (to average assets)
Bancorp	$249,431	8.4%	$148,964	5.0%
Bank	245,681	8.3%	148,828	5.0%
CET1 capital (to risk weighted assets)
Bancorp	249,431	10.4	156,338	6.5
Bank	245,681	10.2	156,349	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	249,431	10.4	192,416	8.0
Bank	245,681	10.2	192,430	8.0
Total capital (to risk-weighted assets)
Bancorp	275,112	11.4	240,520	10.0
Bank	271,362	11.3	240,537	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$121,022	5.0%
Bank	223,533	9.3%	120,827	5.0%
CET1 capital (to risk weighted assets)
Bancorp	227,542	11.5	128,292	6.5
Bank	223,533	11.4	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	157,898	8.0
Bank	223,533	11.4	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	197,373	10.0
Bank	248,346	12.6	197,030	10.0

Asset Quality

For the quarter ended September 30, 2016, net recoveries were approximately $0.6 million and the reserve for loan losses was $25.2 million, compared to $24.4 million as of December 31, 2015. The ratio of loan loss reserve to total loans was 1.23% at September 30, 2016 compared to 1.45% at December 31, 2015. The lower ratio is related to an increase in total loan balances and continued positive credit quality metrics.

Non-performing assets as a percentage of total assets was 0.46% at September 30, 2016, as compared to 0.34% at December 31, 2015 and 0.36% at September 30, 2015. The increase relates to risk-rating downgrades in the mining/energy sector of the loan portfolio offset by several upgrades of previously adversely risk rated credits. The Company’s aggregate mining and energy exposure is less than 1.0% of total loans.

Year-to-date net recoveries include a first quarter 2016 $3.3 million recovery on a previously charged off loan that was partially offset by a $2.7 million charge off related to downgrades in the SNC portfolio with exposure to the oil and mining sector at September 30, 2016. The Company’s aggregate mining and energy exposure remained less than 1.0% of total loans, and management believes it has adequately reserved for such risks.

At September 30, 2016, $22.3 million of the $298.8 million in acquired loans were covered under loss sharing agreements with the FDIC. These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and 10 years after the acquisitions date for single-family covered assets. The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC loss sharing agreements are not expected to be material to the Company’s financial condition. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit	$516,094	$479,353
Commitments under credit card lines of credit	76,904	65,988
Standby letters of credit	5,613	5,090
Total off-balance sheet financial instruments	$598,611	$550,431

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

The increase in commitments to extend credit from the balance at December 31, 2015 to the balance at September 30, 2016 was primarily related to an increase in commercial real estate and credit card lending commitments.

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of September 30, 2016 and December 31, 2015.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At September 30, 2016, liquid assets of the Bank were mainly interest bearing balances held at the Federal Reserve Bank of San Francisco (“FRB”) totaling $80.0 million compared to $22.3 million at December 31, 2015. The increase was primarily the result of cash assumed in the recent 2016 acquisitions.

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

 In March 2016 and August 2016, the Company increased its core deposits with the purchase of branches and customer deposits from Bank of America and the acquisition of PPFS. Management believes such deposits have enhanced its liquidity profile.

The Bank augments core deposits with wholesale funds from time to time. The Bank may accept local relationship-based reciprocal Certificate of Deposit Account Registry Service (“CDARS”) and Demand Deposit Marketplace (“DDM”) deposits. Regulators classify such as brokered deposits. At September 30, 2016 and December 31, 2015, the Company had $1.0 million and $10.0 million in reciprocal CDARS, respectively, and $80.3 million and $76.0 million in reciprocal DDM deposits, respectively.

The Bank accepts public fund deposits in Oregon, Idaho and Washington and follows rules imposed by state authorities. Current rules imposed by the Oregon and Washington State Treasuries require that the Bank collateralize no less than 50% of the uninsured public funds of Oregon and Washington entities held by the Bank, respectively. At September 30, 2016, the Bank was in compliance with these requirements. Currently, there are no collateral requirements set on Idaho public deposits.

The Bank also utilizes borrowings and lines of credit as sources of funds. At September 30, 2016, the Federal Home Loan Bank of Des Moines (“FHLB”) had extended the Bank a secured line of credit of $1.0 billion (35.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of September 30, 2016, the Bank had qualifying collateral pledged for FHLB borrowings totaling $611.3 million, of which the Bank had no indebtedness. At September 30, 2016, the Bank also had undrawn borrowing capacity at FRB of $17.8 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At September 30, 2016, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At September 30, 2016, the Bank had $598.6 million in total outstanding commitments to extend credit, compared to $550.4 million at year-end 2015. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of September 30, 2016, the book value of unpledged investments totaled $465.1 million compared to $331.7 million at December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of September 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our 2015 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended September 30, 2016, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	November 4, 2016	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	November 4, 2016	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)