Form 10-K
period 2016-12-31
CASCADE BANCORP
filed 2017-03-03
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
97703
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [ ]  No [X]
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $159,289,205 (based on the closing price of registrant’s common stock as quoted on the NASDAQ Capital Market on that date).
There were 76,264,047 shares of no par value common stock outstanding as of March 1, 2017.

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
These forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof, except as required by applicable law. Readers should carefully review all disclosures filed or furnished by the Company from time to time with the Securities and Exchange Commission (“SEC”).
Cascade Bancorp and Bank of the Cascades
Cascade Bancorp (“Bancorp”) is an Oregon corporation and registered bank holding company that was formed in 1990 and is headquartered in Bend, Oregon. Bancorp’s common stock trades on the NASDAQ Capital Market under the symbol “CACB.” Bancorp and its wholly-owned subsidiary, Bank of the Cascades (the “Bank,” and together with Bancorp, “Cascade,” the “Company,” “we,” “our” or “us”), operate in Central, Southern, Coastal and Northwest Oregon, as well as in the greater Boise/Treasury Valley, Idaho and Seattle Metro areas. At December 31, 2016, the Company had total consolidated assets of approximately $3.1 billion, net loans of approximately $2.1 billion and deposits of approximately $2.7 billion. Bancorp has no significant assets or operations other than the Bank.
The Bank is an Oregon state chartered bank, which opened for business in 1977 and operates 50 branches serving communities in Central, Southern, Coastal and Northwest Oregon, as well as in the greater Boise/Treasure Valley, Idaho and Seattle, Washington areas. The Bank offers a broad range of commercial and retail banking services to its customers. The Bank’s lending activities are focused on small- to medium-sized businesses, municipalities and public organizations, and professional and consumer relationships. The Bank provides commercial real estate loans, real estate construction and development loans, and commercial and industrial loans (“C&I”), as well as consumer installment, line-of-credit, credit card and home equity loans. The Bank also originates residential mortgage loans, including 30-year fixed rate loans that are mainly sold on the secondary market. The Bank provides consumer and business deposit services including checking, money market and time deposit accounts and related payment services, Internet banking, electronic bill payment and remote deposits. In addition, the Bank serves business customer deposit needs with a suite of cash management services. The Bank also provides trust and investment related services to its clientele.
The principal office of the Company is located at 1100 NW Wall Street, Bend, Oregon 97703. The Company’s phone number is (877) 617-3400.
Definitive Agreement with First Interstate BancSystem, Inc.
On November 17, 2016, First Interstate BancSystem, Inc. (“First Interstate”) and Cascade announced a definitive agreement (the “First Interstate merger agreement”) under which First Interstate, parent company of First Interstate Bank, will acquire Cascade in a cash and stock transaction for total consideration valued at approximately $590.5 million in aggregate, or $7.62 per share based on the First Interstate closing price of $38.40 per share on November 17, 2016 (the “First Interstate merger”). The First Interstate merger will create a unique regional banking franchise that extends from the Mountain West to the Pacific Northwest and will provide First Interstate with a presence in several high-growth markets, including Bend, Oregon and Boise, Idaho.
Pursuant to the terms of the First Interstate agreement, Cascade shareholders will receive 0.14864 shares of First Interstate Class A common stock and $1.91 in cash in exchange for each share of Cascade common stock they hold. The exchange ratio is fixed and the portion of shares received by Cascade shareholders is expected to qualify as a tax-free exchange. Cascade shareholders will own approximately 20% of the outstanding capital stock of First Interstate once the transaction is complete.
The First Interstate merger is expected to result in long-term annual earnings per share accretion of 10% and 2018 earnings per share accretion of over 8% after accelerating the debit interchange limitations from the Durbin amendment brought on by crossing $10 billion in consolidated total assets. First Interstate is expected to recover the tangible book value dilution experienced in this transaction in approximately five years.

Each of the board of directors of Cascade and First Interstate has unanimously approved the First Interstate merger, and the directors and certain large shareholders of Cascade have entered into agreements with First Interstate pursuant to which they have agreed to vote their shares of Cascade common stock in favor of the First Interstate merger. Additionally, the directors of First Interstate have entered into agreements with Cascade pursuant to which they have agreed to vote their shares of First Interstate common stock in favor of the First Interstate merger.

First Interstate and Cascade expect to close the First Interstate merger early in the third quarter of 2017 after satisfaction of customary closing conditions, including regulatory approvals and the approvals of the First Interstate and Cascade shareholders. Immediately following the completion of the First Interstate merger, it is anticipated that Bank of the Cascades will be merged with and into First Interstate Bank. Upon completion of the First Interstate merger, two members of Cascade’s Board of Directors will be added to the First Interstate Board of Directors.
Acquisition of Prime Pacific Financial Services, Inc.
On August 1, 2016, Prime Pacific Financial Services, Inc. (“PPFS”) merged with and into Cascade with Cascade continuing as the surviving corporation (the “PPFS merger”). Immediately after the PPFS merger, Prime Pacific Bank, a wholly-owned subsidiary of PPFS, merged with and into the Bank, with the Bank continuing as the surviving bank.

Each share of PPFS common stock was converted into the right to receive 0.3050 shares of Cascade common stock. The conversion of PPFS common stock resulted in Cascade issuing 2,921,012 shares of its common stock.
Acquisition of Bank of America Branches
On March 4, 2016, the Bank completed the purchase of 15 branch locations in Oregon and southwest Washington from Bank of America, National Association (the “branch acquisition” and together with the PPFS merger, the “2016 acquisitions”). The Bank assumed approximately $469.9 million of branch deposits, paying a 2.00% premium on the average balance of deposits assumed, for a cash purchase price of $9.7 million.
Merger Completed with Home Federal Bancorp
On May 16, 2014, pursuant to the Agreement and Plan of Merger, dated as of October 23, 2013, between the Company and Home Federal Bancorp (“Home”), Home merged with and into Cascade with Cascade continuing as the surviving corporation (the “Home merger”). Immediately after the Home merger, Home Federal Bank, a wholly-owned subsidiary of Home, merged with and into the Bank, with the Bank continuing as the surviving bank.

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
Business Strategies
Cascade’s mission statement is “dedicated to delivering the best in banking for the financial well-being of our customers and stockholders.” The Company’s primary business objective is to continue to improve and diversify revenue resulting in sustainable profitability consistent with safe and sound business principals and its risk management appetite. Growth in franchise value, net income and earnings per share are considered primary metrics for which management goals are established. The achievement of growth in deposits, loans and customer relationships support these metrics. In addition, the Company seeks accretive merger and acquisition transactions to profitably leverage its infrastructure and enhance franchise value. To complement these priorities, the Company also focuses on (i) diversification of its earning assets to mitigate credit risk; (ii) expanding its relationship deposits to fund asset growth; (iii) diversification of revenue sources to reduce income volatility; (iv) improving its operating efficiency; (v) consistently delivering quality customer service and applying technology to enhance the delivery of banking services; and (vi) retaining a high-performing work force. Because of the uncertainties of the current economic climate, competitive factors and the risk factors described in Item 1A of this report, there can be no assurance that Cascade will be successful executing these strategies.

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
Employees
Cascade views its employees as an integral resource in achieving its strategies and long-term goals, and considers its relationship with its employees to be strong. Bancorp has no employees other than its executive officers who are also employees of the Bank. The Bank had 615 full-time equivalent employees as of December 31, 2016.
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
Liquidity management policies are designed to maintain an appropriate volume and mix of core relationship deposits and time deposit balances to minimize liquidity risk while efficiently funding the Company’s loan and investment activities. From time to time, the Company has augmented its funding base with borrowings from reliable counterparties such as the Federal Home Loan Bank of Seattle and Des Moines (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”).
The Company monitors and manages its sensitivity to changing interest rates by utilizing simulation analysis and scenario modeling and by adopting asset and liability strategies and tactics to control the volatility of its net interest income in the event of changes in interest rates.
Operating risks are managed through policies, procedures and implementation of and adherence to a system of internal controls. Internal controls are subject to testing in the course of internal audit and regulatory compliance activities. Policies, procedures and controls are enhanced over time in conjunction with the Company’s risk management strategies. However, there are a wide range of complex risks inherent in the Company’s business, and there can be no assurance that internal controls will always detect, contain, eliminate or prevent risks that could result in adverse financial results in the future.
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
The Company believes that it has been able to compete effectively with financial services competitors because of its execution of local delivery-based community banking strategies, its delivery of technology and mobile banking services, and because of its focus on banking small to medium-sized businesses, professionals and consumers in its locales. The Bank endeavors to offer attractive financial products and services delivered by effective bankers that are differentiated by their professionalism and customer service. The Bank’s products and services are designed to be convenient, with flexible delivery alternatives. In addition, the Bank’s lending and deposit officers have significant experience and reputation in their respective marketplaces. This enables them to maintain close working relationships with their customers.
The Company serves the markets of Central, Southern, Coastal and Northwest Oregon, as well in the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Loan competition in Oregon, Idaho and Washington is substantial, and success is dependent on price and terms, as well as effectiveness of bankers in building relationships with customers. The Company believes that branch network competitiveness and profitability are enhanced when the Bank has consequential market share in these key markets. In that regard, the Company’s branch strategy targets community bank oriented markets in small- to medium-sized cities and towns away from mega-metropolitan areas. For example, in the Bend, Oregon Metropolitan Statistical Area (“MSA”) as of June 30, 2016, the Federal Deposit Insurance Corporation’s (“FDIC”) “Deposit Market Share Report” indicated the Company had the number one deposit market share at 28% of total deposit balance in the Bend, Oregon MSA.

At December 31, 2016, loans and deposits in Oregon markets accounted for approximately 64.5% and 72.1%, respectively, of total balances, while Idaho loans and deposits were approximately 16.8% and 23.1%, respectively, of total balances. Loans and deposits in Washington at December 31, 2016, were approximately 6.1% and 4.9%, respectively. Approximately 12.6% of loans are to borrowers located outside of the Company’s primary markets with the aim of diversifying earning assets and to meet asset and liability management strategies.
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

As an Oregon state-chartered bank, the Bank is subject to the supervision and regulation of the Division of Finance and Corporate Securities (“Oregon DFCS”) and, with respect to the Bank’s Idaho branching operations, the Idaho Department of Finance and, with respect to the Bank’s Washington operations, the Washington State Department of Financial Institutions. As a state-chartered bank that is not a member of the Federal Reserve, the Bank is also subject to the supervision and regulation of the FDIC.

Regulatory Actions
Bancorp
On October 26, 2009, Bancorp entered into a written agreement with the FRB and Oregon DFCS (the “Written Agreement”) that required Bancorp to take certain measures to improve its safety and soundness. Under the Written Agreement, Bancorp was required to develop and submit for approval a plan to maintain sufficient capital at Bancorp and the Bank within 60 days of the date of the Written Agreement. The Company submitted a strategic plan on October 28, 2009. As of December 31, 2012, Bancorp met the 10% Tier 1 leverage ratio requirement per the Written Agreement. On July 8, 2013, the Bancorp entered into a memorandum of understanding (“FRB-MOU”) with the FRB and the Oregon DFCS that terminated the Written Agreement. On October 23, 2013, the FRB-MOU was lifted by the FRB and Oregon DFCS.
Bank
On August 27, 2009, the Bank entered into an agreement with the FDIC, its principal federal banking regulator, and the Oregon DFCS, that required the Bank to take certain measures to improve its safety and soundness. In connection with this agreement, the Bank stipulated to the issuance by the FDIC and the Oregon DFCS of a cease-and-desist order (the “Order”) against the Bank as a result of certain findings from an examination of the Bank concluded in February 2009 based upon financial and lending data measured as of December 31, 2008 (the Report of Examination, or “ROE”). In entering into the stipulation and consenting to entry of the Order, the Bank did not concede the findings or admit to any of the assertions therein. Under the Order, the Bank was required to take certain measures to improve its capital position, maintain liquidity ratios, reduce its level of non-performing assets, reduce its loan concentrations in certain portfolios, improve management practices and board supervision, and assure that its reserve for loan losses is maintained at an appropriate level.

On March 7, 2013, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the Oregon DFCS that terminated the Order. The MOU restricted the Bank from paying dividends without the written consent of the FDIC and Oregon DFCS and required that the Bank maintain higher levels of capital than may be required by published capital adequacy requirements. In particular the MOU required the Bank to maintain the minimum capital requirements for a “well-capitalized” bank, including a Tier 1 leverage ratio of at least 10.00%. On September 5, 2013, the MOU was lifted by the FDIC and Oregon DFCS.
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
The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations, referred to as the “Basel III Rules.” The risk-based guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. The Basel III Rules provide for increased risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Under the Basel III Rules, which became effective for the Company and the Bank on January 1, 2015, banking organizations are required to maintain minimum ratios for common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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

As of December 31, 2016, Bancorp, like other bank holding companies, was required to maintain the following risk-based capital ratios: (i) a new common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); and (iii) a total risk-based capital ratio of 8% (unchanged from previous rules). As of December 31, 2016, the Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments, as well as accumulated other comprehensive income (“AOCI”) except to the extent that Bancorp and the Bank exercised a one-time irrevocable option to exclude certain components of AOCI.
Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements as of December 31, 2016 necessitate a minimum leverage ratio of 4.00% for bank holding companies and banks that have the highest supervisory rating. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%.
The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. The conservation buffer, when fully phased in added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. An institution will be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these capital ratios do not become fully phased in until 2019, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.
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
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. As of December 31, 2016, the Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well-capitalized” institutions under the new rules.
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

Bank Regulation
The Bank is a FDIC-insured bank that is not a member of the Federal Reserve Board, and is subject to the supervision and regulation of the Oregon DFCS and the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.
The Dodd-Frank Act
The Dodd-Frank Act has resulted and continues to result in a major overhaul of the financial institution regulatory system. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. In addition, branching restrictions were relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Volcker Rule amended the BHC Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust-preferred securities that back collateralized debt obligations. As the Company does not currently hold any of the prohibited investments, this aspect of the Volcker Rule has not had and is not expected to have any impact on the Company’s financial statements. In addition, the Dodd-Frank Act repealed the prohibition on paying interest on demand deposits, so that financial institutions are now allowed, but not required, to pay interest on demand deposits. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the authority of the Federal Reserve Board.
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
Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-fourth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. In addition, on February 3, 2017, President Donald J. Trump signed an executive order calling for the administration to review various U.S. financial laws and regulations. The full scope of President Trump's short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally.
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
The CFPB has already finalized rules relating to remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend TILA’s implementing regulation, Regulation Z. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. As of January 1, 2016, the small creditor exemption was extended to banks with assets under $2 billion and that originate less than 2,000 mortgage loans.
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
As of December 31, 2016, a bank will be: (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a CET1 risk-based capital ratio of 6.50% and a leverage ratio of 5.00% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, CET1 risk-based capital ratio of 4.50% and a leverage ratio of 4.00% or greater and is not “well-capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 6.00%, a CET1 risk-based capital ratio of less than 4.50%, or a leverage ratio of less than 4.00%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 4.00%, a CET1 risk-based capital ratio of less than 3.00%, or a leverage ratio of less than 3.00%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
At December 31, 2016, the Company and Bank met regulatory benchmarks for a “well-capitalized” designation. At that date, Bancorp’s Tier 1 leverage, Common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratios were 8.60%, 10.53%, 10.53%, and 11.58%, respectively, and the Bank’s Tier 1 leverage, Common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratios were 8.44%, 10.31%, 10.31%, and 11.36%, respectively.
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
All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019. The annual FICO assessment rate for the first quarter of 2017 is 0.54 basis points.

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

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings of the supervisory initiatives will be included in reports of examination. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution. All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are “unreasonable” or “disproportionate” to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers). Moreover, the proposed rule includes a new requirement which provides that an incentive-based compensation arrangement must (i) include financial and non-financial measures of performance, (ii) be designed to allow non-financial measures of performance to override financial measures of performance, when appropriate (so called safety and soundness factors), and (iii) be subject to adjustment to reflect actual losses, inappropriate risk taking, compliance deficiencies, or other measures or aspects of financial and non-financial performance.

The Dodd-Frank Act contains a number of provisions relating to compensation applying to public companies such as the Company. The Dodd-Frank Act added Section 14A(a) to the Exchange Act that requires companies to include a separate non-

binding resolution subject to stockholder vote in their proxy materials approving the executive compensation disclosed in the materials. In addition, Section 14A(b) to the Exchange Act requires any proxy or consent solicitation materials for a meeting seeking stockholder approval of an acquisition, merger, consolidation or disposition of all or substantially all of a company’s assets to include a separate non-binding stockholder resolution approving certain “golden parachute” payments made in connection with the transaction. Finally, Section 10D to the Exchange Act requires the SEC to direct the national securities exchanges to require companies to implement a policy to “claw back” certain executive payments that were made based on improper financial statements.
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
Bank Secrecy Act, Anti-Money Laundering and the USA Patriot Act
The USA PATRIOT Act (the “USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and programs to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training. Moreover, certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Specifically, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. In addition, on May 10, 2016, the Financial Crimes Enforcement Network issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the “beneficial owner” of legal entity customers. The formal implementation date is May 11, 2018. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences.
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
Reserve Requirements
The Bank is subject to Federal Reserve Board regulations under which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW accounts and checking accounts). The regulations generally require that for 2017 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $15.5 million up to $115.1 million. Net transaction accounts up to $15.5 million are exempt from reserve requirements. The amount of aggregate transaction accounts in excess of $115.1 million is subject to a reserve ratio of 10.0%. The amounts of transaction accounts subject to the various reserve ratios are generally adjusted by the Federal Reserve Board annually. During 2016 and 2015, the Bank was in compliance with the requirements described above.
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
Available Information
The Company files annual, quarterly and current reports, proxy statements and other business and financial information with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or 1-800-732-0330 for further information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site that contains the Company’s SEC filings, as well as reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at http://www.sec.gov. These filings are also accessible free of charge at the Company’s website at www.botc.com as soon as reasonably practicable after filing with the SEC. The information on or that is accessible through our website is not incorporated by reference into this report or any other document that the Company files with or furnishes to the SEC.

ITEM 1A. RISK FACTORS.
There are a number of risks and uncertainties, many of which are beyond the Company’s control, that could have a material adverse impact on the Company’s business, financial condition, results of operations, liquidity, regulatory capital levels or prospects. The Company describes below the most significant of these risks and uncertainties in connection with both the Company’s business and operations. These should not be viewed as an all-inclusive list. Additional risks that are not currently considered material may also have an adverse effect on the Company. This report is qualified in its entirety by these risk factors.
Before making an investment decision, investors should carefully consider the specific risks detailed in Item 1A; other risks facing the Company identified in this report, including, risks, uncertainties and assumptions identified in this report that are difficult to predict and that could materially and adversely affect the Company’s business financial condition, results of operations, liquidity, regulatory capital levels and prospects; the information in Item 1, including the Company’s cautionary statements as to forward-looking statements; and the information in Item 7.
Risks related to our business
Our business is closely tied to the local economies of Oregon, Idaho and Washington.
The Company’s business is closely tied to the economies of Oregon, Idaho and Washington in general and is particularly affected by the economies of Central, Southern, Coastal and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. In addition, the Company has a significant concentration in real estate lending that is directly affected by local and regional economic conditions. Approximately 76% of the Bank’s loan portfolio at December 31, 2016 consisted of loans secured by real estate, including construction and development loans, residential mortgage loans and commercial loans secured by commercial real estate, a strong majority of which are located in Oregon and Idaho. Since the end of the great recession of 2008, the economies of Oregon, Idaho and Washington have generally stabilized or are recovering, the housing market has improved and prices have increased, and vacancy rates for commercial properties have declined. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and have a material adverse effect on the Company’s business, financial condition and results of operations, and cash flows.
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
The Company maintains a reserve for credit losses in an amount that the Company believes is adequate to provide for losses inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for credit losses inherently involves a high degree of subjectivity and judgment and requires the Company to make significant estimates of current credit risks and future trends. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the reserve for credit losses. Increases in non-performing loans have a significant impact on the Company’s reserve for credit losses. Generally, the Company’s non-performing loans reflect difficulties of individual borrowers resulting from financial stress on the borrowers’ asset values and cash flow abilities often related to the weakness in general economic conditions and/or adversity in sector specific situations. Changes in Federal and State tax laws may also affect obligor asset values and cash flow.
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
The Company is exposed to the risk that third parties that owe it money will not perform their obligations. These parties may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. The Company’s rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations the Company holds could result in losses and/or adversely affect the Company’s ability to use those securities or obligations for liquidity purposes. The Company relies on representations of potential borrowers and/or guarantors as to the accuracy and completeness of certain financial information. The Company’s financial condition and results of operations could be negatively impacted if the financial statements or other information that the Company relies upon is materially misleading. The Company also engages in derivative contracts, mainly interest rate swaps with certain business customers and other third parties. Default or deterioration of the credit quality of derivative counterparties resulting in their failure to meet the terms and obligations of these contacts could adversely impact market values of these instrument’s and/or profitability.
Real estate values could decline leading to additional and greater-than-anticipated loan charge-offs and valuation write downs on OREO and OREO-related management and disposition expenses.
Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned (“OREO”). In its normal lending process, the Bank may take a security interest in real estate as collateral for loans. In the event of obligor default, the Bank may have the right to foreclose on such collateral and take title to it. Generally, higher levels of OREO lead to greater expenses as the Bank incurs costs to manage and dispose of the properties, including personnel costs, insurance, taxes, completion costs, repair costs and other costs associated with property ownership. There are also funding costs associated with OREO. The Bank evaluates property values periodically and establishes valuation reserves, as appropriate, to adjust the carrying value of the properties to the lesser of book or appraised value, net of selling costs and any additional liquidation reserves to expedite the sale of such properties. Decreases in market prices may lead to additional OREO valuation reserves, with a corresponding expense in the Company’s consolidated statement of income. Further valuation reserves of OREO or an inability to sell OREO properties could have a material adverse effect on the Company’s results of operations and financial condition. At December 31, 2016, the Bank had OREO with a carrying value of approximately $1.7 million.
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
Liquidity is essential to the Company’s business. The Company’s primary funding source is customer deposits. In addition, the Bank has historically had access to advances from the FHLB, the FRB discount window and other wholesale sources such as Internet-sourced deposits to fund operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future. An inability to raise funds through traditional deposits, brokered deposits, borrowings, or the sale of securities or loans would have a material adverse effect on the Company’s liquidity. The Company’s access to funding sources on terms which are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. The Company believes that it had ample liquidity as of December 31, 2016; however, the Company’s ability to borrow or attract and retain deposits in the future could be adversely affected by the Company’s financial condition or regulatory restrictions, or impaired by factors that are not specific to the Company, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. The Bank’s primary counterparty for borrowing purposes is the FHLB and liquid assets are mainly held at correspondent banks or the FRB. Borrowing capacity from the FHLB or FRB may fluctuate based upon the condition of the Bank or the acceptability and risk rating of securities or loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. The FRB or FHLB could restrict or limit the Company’s access to secured borrowings. Correspondent banks can withdraw unsecured lines of credit or require collateralization for the purchase of federal funds. Liquidity also may be affected by the Bank’s routine commitments to extend credit.
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
Changes in interest rates and/or sustained low absolute interest rates may adversely affect the Company’s net interest income and profitability.
In recent years, it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate. As a result, market rates on the loans the Company has originated and the yields on securities the Company has purchased have been at lower levels than prior to 2008. As a general matter, it is estimated that the Company’s interest-bearing assets reprice or mature more quickly than the Company’s interest-earning liabilities. In the scenario where market interest rates increase, net interest income could improve as compared to an unchanged scenario. Should market rates fall, net interest income could be lower because the Company’s ability to lower its interest expense is limited at low interest rate levels while the average yield on the Company’s interest-earning assets could continue to decrease. The FRB has indicated that future changes in interest rates will be data dependent as to overall employment, inflation and other economic factors.
In addition, the Company’s results of operations are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. Changes to the market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans. These rates may be affected by many factors beyond the Company’s control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Accordingly, the Company’s net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be affected, which could have an adverse effect on the Company’s profitability. Also, changes in interest rates may negatively impact the Company’s ability to attract deposits, make loans and achieve satisfactory interest rate spreads, as well as the Company’s market values of its financial instruments, which could adversely affect the Company’s business, financial condition and results of operations.
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
From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There may be substantial risks or uncertainties associated with these types of efforts, particularly in instances where the markets may not be fully developed. Significant time and resources may be invested in developing and marketing new lines of business and/or new products and services and successful implementation may not be achieved or price and profitability targets may not be obtained. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal control. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
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
In response to the Executive Order released by the Obama Administration, Improving Critical Infrastructure Cyber security, referred to as the Executive Order, the Federal Financial Institutions Examination Council developed a cyber security assessment tool to help institutions identify their risks and determine their cyber security preparedness. The FFIEC has also published cyber security guidance on its website, along with observations from recent cyber security assessments. The federal banking agencies have indicated that they will use the assessment tool as guidance during a financial institution’s safety and soundness examination. Although we have used the assessment tool to develop policies and procedures related to our cyber security, no assurance can be given that the regulators will believe that our information security systems are adequate or that these policies and procedures will be effective in preventing cyber threats and attacks. Furthermore, the implementation of any recommended guidance could require us to incur additional costs.
The Company encounters technological changes and may not have the resources to invest in technological improvements.
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
Operating disruptions could occur without warning, and the results may be predictable or unknown. Disruptions could be either internal or external, and could include natural disasters, technological failures, pandemic events, human error, or terrorism. In alignment with regulatory guidance, the Company has developed detailed Business Continuity Plans and Disaster Recovery Plans to mitigate the impact of a disaster, provide for operations at backup facilities, and minimize risk to the organization, its customers, stockholders, and reputation. These plans may or may not be sufficient to mitigate or prevent material loss to the Company in an event that disrupts operations. External events could also adversely affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.
Changes or disruptions in the market for certain securities in the Company’s investment portfolio could negatively affect the value of those securities.
The Company’s investment portfolio includes a variety of securities that are subject to interest rate risk and credit risk. The portfolio includes obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the FHLB or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans. In addition, the portfolio contains non-GSE securities, including mortgage and other debt issued by public entities that are secured by expected future cash flows of the issuer. Adverse general economic conditions, credit risk associated with the collateral or guarantors of securities, and volatility or illiquidity in markets may cause investment securities held within the Company’s investment portfolio to fall in value and/or become less liquid. Should securities become impaired, they may be subject to material write-downs thereby impacting results of operations or financial condition of the Company. In addition, market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. Possible FRB actions to increase interest rates in the future may cause a decline in the value of securities held by the Company. Declines in market value associated with these disruptions would result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s results of operations, equity and capital ratios.
If the goodwill that the Company has recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect the Company’s business, financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2016, the Company’s goodwill totaled $85.9 million. While the Company has not recorded any impairment charges since it initially recorded the goodwill, there can be no assurance that future evaluations of the Company’s existing goodwill or goodwill it may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect the Company’s business, financial condition and results of operations.

The Company will face risks with respect to future expansion and through acquisitions or mergers
As described in our Current Report on Form 8-K filed with the SEC on November 17, 2016, we entered into the definitive agreement with First Interstate, which, subject to regulatory approvals and shareholder approvals and various other conditions, would result in Bancorp being merged with and into First Interstate. Our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the First Interstate merger. In addition, in connection with the First Interstate merger, we have incurred and will continue to incur expenses, which may be significant. Our business and our operating and financial results may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the First Interstate merger.
In addition and in accordance with the Company’s strategic plan, it regularly evaluates opportunities to acquire other banks and branch locations to expand the Company. As a result, the Company may engage in acquisitions and other transactions that could have a material effect on its operating results, financial condition and liquidity.
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
•the possibility that the acquisition may not be timely completed, if at all; and
•the loss of key employees and customers as a result of an acquisition that is poorly received.
If the Company does not successfully manage these risks, its acquisition activities could have a material adverse effect on its operating results, financial condition and liquidity.
The failure to complete the First Interstate merger could negatively impact our business.
There is no assurance that the conditions to the First Interstate merger will be satisfied in a timely manner, or at all, or that the First Interstate merger will occur. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the First Interstate merger agreement will not occur. If the First Interstate merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that the First Interstate merger will be completed. In addition, if the First Interstate merger were not to occur, under certain circumstances defined in the Merger Agreement, such as the company entering into a merger or acquisition agreement with another company, we may be required to pay a termination fee of $22.1 million. Certain costs associated with the First Interstate merger, which were incurred subsequent to December 31, 2016, may be payable even if the First Interstate merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, if the First Interstate merger is not completed.
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
The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company.  Accordingly, external vendors are a source of operational and information security risk to us.  The Company’s operations are exposed to risk that these external vendors will not perform in accordance with the contracted arrangements under service level agreements.  Moreover, external vendors’ market power significantly limits our ability to be indemnified for a vendor’s negligence and insurance does not adequately cover all such exposure.  The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business, financial condition and results of operations.   In addition, such a failure may force the Company to replace or renegotiate contracts with external vendors which could entail significant operational expense and delays for the Company.
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
In 2016, the amount of collateral the Bank was required to pledge against Oregon public deposits was 50% of the uninsured portion of these Oregon public deposits, but the percentage of collateral required to be pledged could be increased in the future.
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
The Company operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by the Oregon DFCS, the FDIC and the Federal Reserve Board. The regulations affect the Company’s investment practices, lending activities and dividend policy, among other things. Notwithstanding the recent U.S. presidential election, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, limit the products the Company can offer or increase the ability of non-banks to compete and could adversely affect the Company’s business in significant but unpredictable ways, which in turn could have a material adverse effect on the Company’s financial condition or results of operations.
The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Included in the Dodd-Frank Act are, for example, changes related to deposit insurance assessments, executive compensation and corporate governance requirements, payment of interest on demand deposits, interchange fees and overdraft services. The Dodd-Frank Act also resulted in the “Volcker Rule” for banks and bank holding companies, which prohibits proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. Many aspects of the Dodd-Frank Act remain subject to rulemaking by various regulatory agencies, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, which was established pursuant to the Dodd-Frank Act, that would apply to all banks and thrifts may increase the Company’s compliance and operational costs in the future.
In addition, the banking regulatory agencies revised the U.S. risk-based and leverage capital requirements for U.S. banking organizations in accordance with the Basel III Rules to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act. The Basel III Rules establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress.
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
As a result of the enactment of the Basel III Rules, the Company recently became subject to increased required capital levels. The Basel III Rules became effective as applied to us on January 1, 2015, with a phase-in period that generally extends through January 1, 2019. See “Supervision and Regulation - Bank Holding Company Regulation - New Capital Rules.”
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s headquarters is located in downtown Bend, Oregon and the building and land are owned by the Bank. The Company also owns or leases other facilities within the Company’s primary market areas as follows: 30 locations in Oregon located in the counties of Clatsop, Coos, Crook, Deschutes, Douglas, Jackson, Jefferson, Josephine, Klamath, Lane, Marion and Multnomah; 14 locations in Idaho located in the counties of Ada, Canyon, Elmore, Gem and Payette; and six locations in Washington located in the counties of Grays Harbor, King, Pacific, Snohomish and Wahkiakum. The Company considers its properties to be suitable and adequate for its present needs. For information about the Company’s lease commitments, see Note 13 of the "Notes to Consolidated Financial Statements" included elsewhere in this annual report.

ITEM 3. LEGAL PROCEEDINGS.

On February 16, 2017, a putative shareholder class action was filed in the Circuit Court for Deschutes County, Oregon styled Sternheim Family Trust v. Cascade Bancorp, No. 17CV06744.  In the complaint, the plaintiff alleges that the Company’s directors breached their fiduciary duties by negotiating and agreeing to the First Interstate merger.  Specifically, the plaintiff alleges that the directors failed to obtain the highest possible value for the Company, agreed to preclusive deal protection provisions in the merger agreement, and failed to disclose all material information in the Registration Statement filed with the SEC.  The plaintiff further alleges that the Company and First Interstate aided and abetted the directors’ breaches of fiduciary duties.  The complaint seeks injunctive relief to prevent the First Interstate merger from going forward, damages, and attorneys’ fees. The Company believes that the allegations of the Complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the Complaint.

On February 24, 2017, a putative shareholder class action was filed in the Circuit Court for Multnomah County, Oregon styled Crosse v. Cascade Bancorp, No. 17CV08305.  In the complaint, the plaintiff alleges that the Company’s directors breached their fiduciary duties by filing with the SEC a Registration Statement that fails to disclose all material information about the First Interstate merger.  The plaintiff further alleges that the Company and First Interstate aided and abetted the directors’ breaches of fiduciary duties.  The complaint seeks injunctive relief to prevent the First Interstate merger from going forward, as well as attorneys’ fees. The Company believes that the allegations of the Complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the Complaint.

In addition to the two lawsuits described above, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
The Company’s common stock trades on the NASDAQ Capital Market under the symbol “CACB.” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock on the NASDAQ Capital Market. The Company did not pay any cash dividends during the quarters shown.

Quarter Ended	High	Low	Dividend per share
2016
December 31	$8.13	$6.01	N/A
September 30	$6.26	$5.42	N/A
June 30	$6.05	$5.32	N/A
March 31	$5.95	$5.03	N/A
2015
December 31	$6.14	$5.26	N/A
September 30	$5.56	$5.10	N/A
June 30	$5.25	$4.74	N/A
March 31	$5.14	$4.25	N/A

Holders
As of March 1, 2017, the Company had 76,264,047 shares of common stock outstanding, held of record by approximately 985 holders of record. The last reported sales price of our common stock on the NASDAQ Capital Market on March 1, 2017 was $8.41 per share.
Dividends
As noted in the table above, Bancorp has not paid dividends for the last two fiscal years and has not paid dividends since 2008. The amount of future dividends, if any, will depend upon our earnings, financial condition, capital requirements and other factors and will be determined by our board of directors. The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. Bancorp has no plan to pay dividends at this time. See “Regulations Concerning Cash Dividends” in Item 1 of this report for additional discussion of limitations on the Bank’s and Bancorp’s respective abilities to pay cash dividends.

Stock Performance Graph
The following chart compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2016, with (i) the NASDAQ composite index and (ii) the SNL Bank NASDAQ index. This comparison assumes $100.00 was invested on December 31, 2011, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2011 to December 31, 2016, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Cascade Bancorp	100.00	142.92	119.41	118.49	138.58	185.39
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

ITEM 6. SELECTED FINANCIAL DATA.

Cascade Bancorp
Annual Financial Trends

(in thousands, except per share data)	2016	2015	2014	2013	2012
Interest income	$95,277	$80,387	$67,374	$50,985	$54,879
Interest expense	2,154	1,872	2,289	2,769	4,999
Net interest income	93,123	78,515	65,085	48,216	49,880
Loan loss (recovery) provision	—	(4,000)	—	1,000	1,100
Net interest income after loan loss provision	93,123	82,515	65,085	47,216	48,780
Non-interest income	29,446	24,973	20,171	14,453	13,091
Non-interest expense	95,230	74,396	81,341	60,970	55,841
Income before income taxes	27,339	33,092	3,915	699	6,030
Income tax (provision) benefit	(10,568)	(12,513)	(178)	50,146	(79)
Net income (loss) before extraordinary net gain	16,771	20,579	3,737	50,845	5,951
Net income (loss)	$16,771	$20,579	$3,737	$50,845	$5,951
Share Data
Basic net income per common share	$0.23	$0.29	$0.06	$1.08	$0.13
Diluted net income per common share	$0.23	$0.29	$0.06	$1.07	$0.13
Book value per basic common share	$4.85	$4.63	$4.35	$3.97	$2.97
Tangible book value per common share[1]	$3.56	$3.45	$3.14	$3.95	$2.97
Basic average shares outstanding	71,895	71,789	62,265	47,187	47,128
Fully diluted average shares outstanding	72,159	71,969	62,340	47,484	47,278
Balance Sheet Detail
Gross loans	$2,102,648	$1,686,573	$1,490,837	$994,475	$856,318
Wholesale loans	$327,286	$268,417	$222,383	$128,297	$26,939
Total organic loans	$1,671,109	$1,418,156	$1,268,454	$866,178	$829,379
Total deposits	$2,661,813	$2,083,088	$1,981,622	$1,167,320	$1,076,234
Non-interest bearing	$916,197	$727,730	$619,377	$431,079	$410,258
Checking	$1,471,068	$1,183,274	$1,056,284	$584,002	$539,003
Money market	$773,104	$588,590	$558,590	$391,744	$367,929
Time	$220,362	$175,697	$237,138	$141,315	$129,272
Key Ratios
Return on average stockholders’ equity	4.75%	6.30%	1.41%	28.89%	4.34%
Return on average tangible stockholders’ equity[2]	6.47%	8.56%	1.77%	30.59%	4.34%
Return on average assets	0.57%	0.84%	0.19%	3.78%	0.46%
Return on average tangible assets[3]	0.59%	0.87%	0.19%	3.75%	0.46%
Common stockholders’ equity ratio	12.01%	13.65%	13.48%	13.42%	10.82%
Tangible common stockholders’ equity ratio[4]	8.82%	10.18%	9.73%	13.38%	10.82%
Net interest spread	3.49%	3.62%	3.69%	3.75%	3.85%
Net interest margin	3.54%	3.67%	3.76%	3.90%	4.11%
Total revenue (net int. inc. + non int. inc.)	$122,569	$103,488	$85,256	$62,669	$62,971
Efficiency ratio[5]	77.70%	71.89%	95.41%	97.29%	88.68%
Loan to deposit ratio	78.04%	79.79%	74.12%	83.41%	77.03%
Non-interest income to average assets	1.00%	1.02%	1.02%	1.07%	1.01%
Non-interest expense to average assets	3.22%	3.05%	4.11%	4.49%	4.30%

(in thousands, except per share data)	2016	2015	2014	2013	2012
Credit Quality Ratios
Reserve for loan losses	$25,290	$24,415	$22,053	$20,857	$27,261
Reserve for loan losses to ending gross loans	1.20%	1.45%	1.48%	2.10%	3.18%
Reserve for credit losses	$25,730	$24,855	$22,493	$21,297	$27,701
Reserve for credit losses to ending gross loans	1.22%	1.47%	1.51%	2.14%	3.23%
Non-performing assets (“NPAs”)	$15,388	$8,396	$15,047	$11,453	$25,305
NPAs to total assets	0.50%	0.34%	0.64%	0.81%	1.94%
Delinquent >30 days to total loans (excl. NPAs)	0.20%	0.24%	0.27%	0.29%	1.78%
Net (recoveries) charge-offs	$(874)	$(6,362)	$(1,196)	$7,404	$17,744
Net loan (recoveries) charge-offs to average total loans	(0.05)%	(0.40)%	(0.09)%	0.81%	2.06%
1 Tangible book value per common share is a non-GAAP measure defined as total stockholders’ equity, less the sum of core deposit intangible (“CDI”) and goodwill, divided by total number of shares outstanding.
2 Return on average tangible stockholders’ equity is a non-GAAP measure defined as average total stockholders’ equity, less the sum of average CDI and goodwill, divided by net income.
3 Return on average tangible assets is a non-GAAP measure defined as average total assets, less the sum of average CDI and goodwill, divided by net income.
4 Tangible common stockholders’ equity ratio is a non-GAAP measure defined as total stockholders’ equity, less the sum of CDI and goodwill, divided by total assets.
5 The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. Other companies may define and calculate this data differently.

Reconciliation of Non-GAAP measures
This report contains certain financial measures that are not calculated in accordance with GAAP. The Company’s management uses these non-GAAP financial measures, specifically return on average tangible assets, return on average tangible stockholders equity, organic loan growth, tangible book value per common share, tangible common equity ratio to total assets and tangible stockholders’ equity, as important measures of the strength of the Company’s capital and its ability to generate earnings on its tangible capital invested by its shareholders. Management believes presentation of these non-GAAP financial measures provides useful supplemental information to our investors and others that contributes to a proper understanding of the financial results and capital levels of the Company. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. These non-GAAP disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the tables below.

Reconciliation of period end total stockholders’ equity to period end tangible book value per common share:	2016	2015	2014	2013	2012
Total stockholders’ equity	$369,652	$336,774	$315,483	$188,715	$140,775
Core deposit intangible	(12,317)	(6,863)	(7,683)	(529)	—
Goodwill	(85,852)	(78,610)	(80,082)	—	—
Tangible stockholders equity	$271,483	$251,301	$227,718	$188,186	$140,775
Common shares outstanding	76,262,184	72,792,570	72,491,850	47,592,061	47,326,306
Tangible book value per common share	$3.56	$3.45	$3.14	$3.95	$2.97

Reconciliation of return on average tangible stockholders’ equity:	2016	2015	2014	2013	2012
Average stockholders’ equity	$353,059	$326,557	$265,277	$166,290	$137,173
Average core deposit intangible	(11,213)	(7,240)	(5,154)	(99)	—
Average goodwill	(82,549)	(78,940)	(48,723)	—	—
Average tangible stockholders’ equity	$259,297	$240,377	$211,400	$166,191	$137,173
Net income	16,771	20,579	3,737	50,845	5,951
Return on average tangible stockholders’ equity (annualized)	6.47%	8.56%	1.77%	30.59%	4.34%

Reconciliation of return on average tangible assets:	2016	2015	2014	2013	2012
Average total assets	$2,957,558	$2,439,474	$1,977,733	$1,356,637	$1,298,351
Average core deposit intangible	(11,213)	(7,240)	(5,154)	(99)	—
Average goodwill	(82,549)	(78,940)	(48,723)	—	—
Average tangible assets	$2,863,796	$2,353,294	$1,923,856	$1,356,538	$1,298,351
Net income	16,771	20,579	3,737	50,845	5,951
Return on average tangible assets (annualized)	0.59%	0.87%	0.19%	3.75%	0.46%

Reconciliation of period end common stockholders’ equity ratio to period end tangible common stockholders’ equity ratio:	2016	2015	2014	2013	2012
Total stockholders’ equity	$369,652	$336,774	$315,483	$188,715	$140,775
Core deposit intangible	(12,317)	(6,863)	(7,683)	(529)	—
Goodwill	(85,852)	(78,610)	(80,082)	—	—
Tangible stockholders equity	$271,483	$251,301	$227,718	$188,186	$140,775
Total assets	3,079,058	2,468,029	2,341,137	1,406,219	1,301,417
Tangible common stockholders’ equity ratio	8.82%	10.18%	9.73%	13.38%	10.82%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of the Company’s results of operation, financial condition, cash flows and liquidity. The following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 included in Item 8 of this report.
Overview
Cascade Bancorp is an Oregon corporation and registered bank holding company that was formed in 1990 and is headquartered in Bend, Oregon. Bancorp’s common stock trades on the NASDAQ Capital Market under the symbol “CACB.” Bancorp and its wholly-owned subsidiary, Bank of the Cascades, operate in Central, Southern and Northwest Oregon, as well as in the greater Boise/Treasury Valley, Idaho and Seattle Metro areas. At December 31, 2016, the Company had total consolidated assets of approximately $3.1 billion, net loans of approximately $2.1 billion and deposits of approximately $2.7 billion. Bancorp has no significant assets or operations other than the Bank.
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
The primary source of our revenue is net interest income, which represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets include loans, securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include deposits and borrowings. Sources of non-interest income include service charges on deposit accounts, revenue derived from customer credit and debit card activity, gains or losses on the sale of securities, earnings on investment in bank owned life insurance and other miscellaneous income. Deposits, FHLB borrowed funds, borrowed funds from other sources and federal funds purchased are our primary sources of funding. Our largest expenses are salaries and related employee benefits as well as costs associated with maintaining our branch network. Measures of our performance include net interest margin, return on average assets (“ROAA”), return on average common equity (“ROAE”), average common equity to average assets and efficiency ratio. Such measures are common performance indicators in the banking industry.
Recent Mergers and Acquisitions
Definitive Agreement with First Interstate BancSystem, Inc.
On November 17, 2016, First Interstate and Cascade announced a definitive agreement under which First Interstate, parent company of First Interstate Bank, will acquire Cascade in a cash and stock transaction for total consideration valued at approximately $590.5 million in aggregate, or $7.62 per share based on the First Interstate closing price of $38.40 per share on November 17, 2016. The First Interstate merger will create a unique regional banking franchise that extends from the Mountain West to the Pacific Northwest and will provide First Interstate with a presence in several high-growth markets, including Bend, Oregon and Boise, Idaho. See “Business - Definitive Agreement with First Interstate BancSystem, Inc.” in Item 1 of this report for additional discussion of the First Interstate merger.
Acquisition of Prime Pacific Financial Services, Inc.
On August 1, 2016, PPFS merged with and into Cascade with Cascade continuing as the surviving corporation. Immediately after the PPFS merger, Prime Pacific Bank, a wholly-owned subsidiary of PPFS, merged with and into the Bank, with the Bank continuing as the surviving bank.
Each share of PPFS common stock was converted into the right to receive 0.3050 shares of Cascade common stock. The conversion of PPFS common stock resulted in Cascade issuing 2,921,012 shares of its common stock.
Acquisition of Bank of America Branches
On March 4, 2016, the Bank completed the purchase of 15 branch locations in Oregon and southeast Washington from Bank of America, National Association. The Bank assumed approximately $469.9 million of branch deposits, paying a 2.00% premium on the average balance of deposits assumed, for a cash purchase price of $9.7 million.
Merger Completed with Home Federal Bancorp
On May 16, 2014, pursuant to the Agreement and Plan of Merger, dated as of October 23, 2013, between the Company and Home, Home merged with and into Cascade with Cascade continuing as the surviving corporation. Immediately after the Home merger, Home Federal Bank, a wholly-owned subsidiary of Home, merged with and into the Bank, with the Bank continuing as the surviving bank.
Each share of Home’s common stock was converted into the right to receive $8.43 in cash and 1.6772 shares of Cascade common stock. The conversion of Home’s common stock resulted in Cascade paying $122.2 million in cash and issuing 24,309,131 shares of its common stock.

Critical Accounting Policies and Accounting Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and which could potentially result in materially different results under different assumptions and conditions. The Company believes that its most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments are set forth below. For more information, see Note 1 of our “Notes to Consolidated Financial Statements” included elsewhere in this report.
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

Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors, including national and local macroeconomic conditions, real estate market behavior and a range of other factors, in its determination of the reserve. Qualitative factors are reviewed to determine if expected loss rates quantified by the methodology should be adjusted for factors not within its scope.
On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. The Company’s methodology includes a separate qualitative risk assessment process that focuses on the commercial and industrial (“C&I”) portion of the portfolio. The C&I loan portfolio is stratified by industry classification using NAICS codes. At the stratified level, factors considered in the evaluation of the loans include current events, economic or market data, loan performance and concentration risks. This C&I qualitative risk assessment is separate from other qualitative risk assessments included in the allowance methodology.
The reserve for loan loss methodology was previously enhanced within the Company’s C&I loan portfolio with respect to shared national credits (“SNCs”). Risk ratings for individual SNCs are estimated using analysis of both public debt ratings and internal ratings. Expected loss rates are determined based upon historical published specific loss data for similar loans based on average losses and losses stratified by public debt ratings. Public ratings combined with internal risk rates are used to determine a minimum historical loss factor for each SNC loan. This amount may be increased for qualitative conditions including macroeconomic environment and observations by the Company’s SNC management group.
A homogeneous pool approach is used to estimate reserves for consumer and small business loans. The Company’s methodology is an estimate that may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.
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
The Company refreshes its analysis each year, focusing on the changes in positive and negative evidence. Primary amongst those changes was the elimination of the existence of a cumulative loss position in recent years, with the Company in a four-year cumulative net income position at year end 2016. The Company’s financial position and performance continued to improve substantially during 2014, 2015 and 2016. The acquisition and integration of Home during 2014, as well as the 2016 acquisitions, resulted in an improved earnings performance that is expected to be sustained in future periods. Management continues to believe positive evidence outweighs the negative evidence. As a result of this analysis, management concluded it was more likely than not that forecasted earnings performance would allow for the realization of the DTA in a timely manner.
As of December 31, 2016 and 2015, Cascade had a net deferred tax asset of $45.2 million and $50.7 million, respectively.
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
In relation to the goodwill recognized with the PPFS merger, branch acquisition, and Home merger, management performed a qualitative assessment and concluded as of December 31, 2016 that there have been no material events or circumstances that have changed since the initial recognition of goodwill on August 1, 2016, March 4, 2016, and May 16, 2014, the respective dates of completion, that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

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

Consolidated Results of Operations — Years ended December 31, 2016, 2015, and 2014
Net Income/Loss
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

In 2016, the Company recorded net income of $16.8 million, compared to net income of $20.6 million in 2015 and $3.7 million in 2014. During these periods, net income per basic common share was $0.23, $0.29 and $0.06, respectively. Net income increases in 2016 and 2015 over 2014 levels were primarily a result of improvements in net interest income arising from strong loan and deposit growth, while non-interest income was up on higher transaction activity. 2015 net income also benefited from a $4.0 million credit to the provision for loan losses due to increased loan recoveries. The Company recorded no loan loss provision in 2016 or 2014.
2016 earnings were negatively impacted by a high level of M&A expenses and other transitory items. M&A expense was $4.9 million during 2016 as a consequence of the 2016 acquisitions, as well as due diligence costs incurred related to the First Interstate merger. In addition, 2016 expenses included transitory items of $2.2 million in pre-tax expense for several branch consolidations and $0.8 million in gains on disposition of decommissioned properties. Non-interest expense for 2016 was up $20.8 million as compared to 2015, due primarily to expenses related to M&A activities, as well as the ongoing costs of maintaining the expanded branch network.
The 2015 year-over-year increase in net income from 2014 was primarily related to the full year impact of the Home merger, which closed on May 16, 2014. Non-interest expenses for 2015 were down $6.9 million as compared to 2014, in part because 2014 included significant Home-related transitory costs.
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
Net interest income was $93.1 million in 2016, a $14.6 million, or 18.6%, increase from 2015. This improvement is primarily due to net revenues arising from higher earning assets generated by organic and acquisition growth. 2016 also included $1.5 million from interest on called securities in the first quarter of the year. Similarly, net interest income in 2015 increased $13.4 million, or 20.6%, from 2014 levels due to higher volume of average earning assets due to increased loan growth as well as the full year effect of the Home merger.
Yields on earning assets decreased to 3.62% for 2016 as compared to 3.75% in 2015 and 3.89% in 2014 mainly due to the ongoing period of historically low market interest rates. In addition, the mix of earning assets in 2016 had a higher portion of lower yielding cash and investment securities with deployment of funds acquired in the branch acquisition. Lower market interest rates also resulted in the average rates paid on interest bearing liabilities for 2016 declining to 0.13% compared to 0.14% in 2015 and 0.21% in 2014.
Total interest income for 2016 increased $14.9 million, or 18.5%, compared to total interest income in 2015 due mainly to higher average earning assets resulting from organic and acquisition related growth. Similarly, total interest income for 2015 increased approximately $13.0 million, or 19.3%, compared to total interest income in 2014 due to increased average earning assets arising from the full year impact of the Home merger. Total interest expense increased by $0.3 million, or 15.1%, in 2016 as compared to 2015 mainly due to increased levels of interest-bearing deposits, partially offset by the strategic runoff of time deposits. Interest expense for 2015 declined $0.4 million, or 18.2%, as compared to 2014 mainly due to the effect of lower time deposit costs, which were higher in 2014 with the Home merger.
Net Interest Margin (NIM)
The Company’s NIM decreased to 3.54% for 2016 compared to 3.67% for 2015 and 3.76% for 2014. The 2016 and 2015 decreases in NIM were mainly a result of lower loan portfolio yields between the periods as the portfolio repriced over time. Also during this period, the Bank increased the portion of loans with yields floating with the LIBOR index. This was achieved through the acquisition of a portfolio of SNC participations and the ongoing origination of commercial loans bearing interest rates tied to LIBOR. These strategies reduced the Company’s interest rate risk.
The following table presents further analysis of the components of the Company’s NIM and sets forth for 2016, 2015, and 2014 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, NIM and the ratio of average interest-earning assets to average interest-bearing liabilities for the Company:

	Year ended December 31,
(dollars in thousands)	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$593,376	$15,441	2.60%	$454,258	$11,687	2.57%	$346,235	$8,982	2.59%
Interest bearing balances due from other banks	133,169	732	0.55%	80,096	216	0.27%	92,104	237	0.26%
Federal funds sold	289	—	—%	273	—	—%	128	—	—%
Federal Home Loan Bank stock	3,407	—	—%	12,315	—	—%	19,882	—	—%
Loans (1)(2)(3)	1,902,985	79,104	4.16%	1,594,082	68,484	4.30%	1,272,426	58,155	4.57%
Total earning assets/interest income	2,633,226	95,277	3.62%	2,141,024	80,387	3.75%	1,730,775	67,374	3.89%
Reserve for loan losses	(25,380)			(24,640)			(21,533)
Cash and due from banks	54,195			43,214			37,152
Premises and equipment, net	46,442			42,796			40,109
Bank-owned life insurance	55,559			53,920			46,834
Deferred tax asset	47,483			58,937			61,364
Goodwill	82,549			78,940			48,723
Core deposit intangibles	11,213			7,240			5,154
Accrued interest and other assets	52,271			38,043			29,155
Total assets	$2,957,558			$2,439,474			$1,977,733

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$1,284,281	$1,867	0.15%	$1,027,228	$1,333	0.13%	$803,271	$982	0.12%
Savings deposits	174,334	62	0.04%	133,440	40	0.03%	101,419	31	0.03%
Time deposits	213,259	192	0.09%	202,293	493	0.24%	203,817	1,270	0.62%
Other borrowings	8,256	33	0.40%	1,685	6	0.36%	2,214	6	0.27%
Total interest bearing liabilities/interest expense	1,680,130	2,154	0.13%	1,364,646	1,872	0.14%	1,110,721	2,289	0.21%
Demand deposits	868,437			700,838			566,577
Other liabilities	55,932			47,433			35,158
Total liabilities	2,604,499			2,112,917			1,712,456
Stockholders’ equity	353,059			326,557			265,277
Total liabilities and stockholders’ equity	$2,957,558			$2,439,474			$1,977,733

Net interest income		$93,123			$78,515			$65,085

Net interest spread			3.49%			3.62%			3.69%

Net interest income to earning assets			3.54%			3.67%			3.76%

(1) Average non-accrual loans included in the computation of average loans were $13.1 million for 2016, $9.3 million for 2015, and $13.1 million for 2014.
(2) Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled $1.9 million in 2016, $2.6 million in 2015, and $2.2 million in 2014.
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

	Year ended December 31,			Year ended December 31,
	2016 over 2015			2015 over 2014
	Total Increase	Amount of Change Attributed to		Total Increase	Amount of Change Attributed to
(dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$10,620	$13,271	$(2,651)	$10,329	$14,701	$(4,372)
Interest on investment securities	3,754	3,579	175	2,705	2,802	(97)
Other investment income	516	143	373	(21)	(31)	10
Total interest income	14,890	16,993	(2,103)	13,013	17,472	(4,459)

Interest expense:
Interest on deposits:
Interest bearing demand	534	334	200	351	274	77
Savings	22	12	10	9	10	(1)
Time deposits	(301)	27	(328)	(777)	(9)	(768)
Other borrowings	27	23	4	—	(1)	1
Total interest expense	282	396	(114)	(417)	274	(691)

Net interest income	$14,608	$16,597	$(1,989)	$13,430	$17,198	$(3,768)

Loan Loss Provision
In 2016, the Company recorded no loan loss provision, as compared to a $4.0 million recovery in 2015 and no provision in 2014. The credit to the provision in 2015 was due primarily to a net recovery of prior loan losses of approximately $6.4 million as well as a generally improving credit risk profile within the loan portfolio. At December 31, 2016, the reserve for loan losses was approximately $25.3 million while the reserve for unfunded commitments was $0.4 million, as compared to a reserve for loan losses of $24.4 million and a reserve for unfunded commitments of $0.4 million at December 31, 2015.
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
Non-interest Income
The following table details categories of non-interest income for the years ended December 31, 2016, 2015, and 2014, and the changes therein:

(dollars in thousands)	2016	2015	2014	2016 to 2015 change	2015 to 2014 change
Service charges on deposit accounts	$6,578	$5,121	$4,621	$1,457	$500
Card issuer and merchant services fees, net	9,722	7,052	6,213	2,670	839
Earnings on BOLI	1,190	1,001	986	189	15
Mortgage banking income, net	3,396	2,617	2,296	779	321
Swap fee income	2,483	2,533	1,847	(50)	686
SBA gain on sales and fee income	1,519	1,294	1,120	225	174
Gain (loss) on sales of investments	—	475	—	(475)	475
ATM income	1,712	876	641	836	235
Other income	2,846	4,004	2,447	(1,158)	1,557
Total non-interest income	$29,446	$24,973	$20,171	$4,473	$4,802
Non-interest income increased $4.5 million, or 17.9%, in 2016 compared to 2015 due primarily to customer transaction volumes with the solid economy and an expanded customer base driven by the 2016 acquisitions. These factors were particularly evident in service charges and card activity. 2016 mortgage banking volume also improved with low residential mortgage rates. 2016 other income declined from the prior year because 2015 included a contractual arrangement for future revenue-sharing of merchant services of $0.6 million. The 2015 non-interest income increase of $4.8 million, or 23.8%, compared to 2014 was attributable to transaction volume growth across all categories of fee businesses and the full year effect of banking relationships in the Home merger from the prior year. Other income in 2015 benefited from gain on sale of surplus bank properties.
Non-interest Expenses
The following table details categories of non-interest expense for the years ended December 31, 2016, 2015, and 2014, and the changes therein:

(dollars in thousands)	2016	2015	2014	2016 to 2015 change	2015 to 2014 change
Salaries and employee benefits	$52,414	$43,744	$41,421	$8,670	$2,323
Occupancy	8,420	5,200	9,131	3,220	(3,931)
Information technology	5,436	3,675	4,346	1,761	(671)
Equipment	2,272	1,539	1,963	733	(424)
Communications	2,497	2,130	2,263	367	(133)
FDIC insurance	1,899	1,321	1,517	578	(196)
OREO	171	68	988	103	(920)
Professional services	6,382	5,327	8,121	1,055	(2,794)
Card issuer	4,045	2,836	2,903	1,209	(67)
Insurance	681	732	1,214	(51)	(482)
CDI Amortization	1,316	820	513	496	307
Other expenses	9,697	7,004	6,961	2,693	43
Total non-interest expense	$95,230	$74,396	$81,341	$20,834	$(6,945)
Non-interest expense was $95.2 million in 2016 compared to $74.4 million in 2015 due to significant acquisition-related and transitory expenses incurred in 2016. 2016 run rate expenses were also driven by the acquisition growth that necessitated the hiring of additional full-time employees in banking and supporting significant increases in branch and customer account volumes. 2016 support services were tangentially impacted by this growth, including higher costs for occupancy, IT and the like to maintain an expanded branch and customer banking network.
2015 expense levels declined by $6.9 million from 2014 largely because 2014 included Home merger-related transitory costs including occupancy and professional service related items.
Total salaries and benefits were $52.4 million in 2016 compared to $43.7 million in 2015 and $41.4 million in 2014. The 2016 increase related primarily to higher staffing costs associated with the expanded branch network resulting from the 2016 acquisitions. The 2015 increase in human resource related costs was mainly due to a higher accrual for the cost of equity incentive grants as well as increased cash incentive performance plan results.

In the aggregate, occupancy, information technology, equipment and communications expenses increased $6.1 million in 2016 compared to 2015 primarily due to the one-time costs incurred in the 2016 acquisitions. In addition, the increase in occupancy in 2016 as compared to 2015 primarily related to the effect of an increase in number of branches from the 2016 acquisitions and one-time costs associated with branch consolidations.
In the aggregate, occupancy, information technology, equipment and communications expenses decreased $5.2 million in 2015 compared to 2014 related to efficiencies gained in the Home merger. In addition, expense levels benefited as a result of down-sizing of branch and administrative facilities, expense reduction in our transition to cloud-based information technology services, and ongoing improvements via contract negotiations for services such as software, equipment and facilities.
FDIC insurance increased $0.6 million in 2016 compared to 2015 due to growth in the Company’s average asset and equity levels, combined with a 2016 change in FDIC methodology which resulted in rate increases for the Bank. 2015 remained stable compared to 2014 levels.
OREO expenses were stable in 2016 compared to 2015 and decreased $0.9 million in 2015 compared to 2014, mainly because of recoveries on certain property dispositions during the year, net of valuation adjustments.
Professional services increased $1.1 million in 2016 compared to 2015 and decreased $2.8 million in 2015 compared to 2014 due primarily to timing of the 2016 acquisitions and Home merger-related expenses, respectively.
Card issuer expense increased in 2016 compared to 2015 due to higher transaction volumes, including the impact of the 2016 acquisitions. Card issuer expense was stable in 2015 compared to 2014.
Insurance expense was stable in 2016 compared to the prior year and decreased $0.5 million in 2015 compared to 2014 because of contract renegotiations and favorable loss performance history.
CDI amortization expense increased $0.5 million in 2016 as compared to 2015 due to the 2016 acquisitions and timing of the amortization of the related CDI assets. Similarly, 2015 CDI amortization expense increased $0.3 million over 2014 due to the full year impact of amortization of Home-related CDI.
Other expenses increased $2.7 million in 2016 as compared to 2015 primarily due to acquisition related expenses and costs associated with supporting our expanded branch network. Other expenses were stable in 2015 compared to 2014.
Income Taxes
In 2016, the Company recorded an income tax provision of $10.6 million as compared to $12.5 million in 2015 and $0.2 million in 2014. The income tax provisions in 2016 represented a 38.7% effective tax rate on its $27.3 million pretax income, slightly higher than statutory rates due to nondeductible merger and acquisition (“M&A”) related items and the impact of other permanent differences. The 2015 provision represented a 37.8% effective rate on its pretax income of $33.1 million, slightly higher than statutory rates due primarily to the impact of permanent differences. The income tax provision in 2014 represents a 4.5% effective tax rate on its $3.9 million of pretax income. This rate differs from statutory rates due primarily to a revaluation of net deferred tax assets, mainly related to an anticipated change in our applicable Federal rate from 34.0% to 35.0%, less additional tax of $1.0 million arising from disallowed costs incurred in connection with the 2016 acquisitions and the First Interstate merger. Other differences to the effective tax rate were related to normal recurring permanent differences and tax credits. The Company expects its book tax rate for 2017 to continue slightly below its net statutory rate due to continued permanent differences.
At December 31, 2016 and 2015, the Company determined it will generate sufficient taxable income in the future to fully utilize its DTA. In its analysis, the Company considers whether it is more likely than not that some portion or all of the DTA will not be realized. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Financial Condition

Balance Sheet Overview
At December 31, 2016, total assets were $3.1 billion compared to $2.5 billion at December 31, 2015. The increase in total assets at December 31, 2016 compared to December 31, 2015 relates primarily to increased net loans and investments.
Net loans increased $415.3 million to $2.1 billion at December 31, 2016 compared to $1.7 billion at December 31, 2015. The higher loan balance was largely attributable to organic and acquired loan growth, augmented by the deployment of deposits acquired in the 2016 acquisitions into the wholesale loan portfolio. The wholesale loan book totaled $327.3 million at

December 31, 2016 as compared to $268.4 million at December 31, 2015. The increase was mainly related to the purchase of residential mortgage adjustable rate mortgages (“ARMs”), partially offset by a decrease in SNCs (included in the C&I balance).
The investment portfolio increased to $635.4 million at December 31, 2016 from $449.7 million a year earlier, mainly due to the deployment of excess cash assumed in the 2016 acquisitions into securities. Cash and cash equivalents marginally decreased to $72.6 million at December 31, 2016 from $77.8 million at December 31, 2015.
Total deposits increased $578.7 million to $2.7 billion at December 31, 2016, as compared to $2.1 billion at December 31, 2015. The increase in deposits related to the 2016 acquisitions as well as the continued growth in core relationship deposits.
The Company had no FHLB borrowings outstanding at December 31, 2016 or December 31, 2015.
Stockholders’ equity increased to $369.7 million at December 31, 2016, which is a $32.9 million increase over the balance at December 31, 2015 of $336.8 million. This increase was predominately due to 2016 net income and shares issued in the PPFS merger.
The following sections provide detailed analysis of the Company’s financial condition, describing its investment securities, loan portfolio composition and credit risk management practices (including those related to the loan loss reserve), as well as its deposits and capital position.
Investment Securities
The following table, which includes available-for-sale and held-to-maturity securities, shows the carrying value of the Company’s portfolio of investments at December 31, 2016, 2015 and 2014:

(dollars in thousands)	2016	2015	2014
U.S. Agency mortgage backed securities (MBS) (1)	$268,525	$255,734	$346,355
Non-Agency MBS	248,948	118,226	66,697
U.S. Agency asset-backed securities	7,062	8,245	9,008
Corporate securities	71,323	26,320	7,470
Obligations of state and political subdivisions	38,707	40,203	41,840
Total debt securities	634,565	448,728	471,370
Tax credit investments	287	421	564
Mutual fund	524	537	527
Total investment securities	$635,376	$449,686	$472,461
(1) U.S. Agency MBS include private label MBS of approximately $6.6 million, $7.8 million and $9.3 million at December 31, 2016, 2015 and 2014, respectively, which are supported by FHA/VA collateral.
The Company’s investment portfolio increased by $185.7 million from December 31, 2015 to December 31, 2016, due mainly to the deployment of excess cash assumed in the 2016 acquisitions into U.S. agency MBS, non-agency MBS and corporate securities. The investment portfolio decreased by $22.8 million from December 31, 2014 to December 31, 2015 as the result of the sale of certain short maturity securities in the third quarter of 2015. The increase in 2015 non-agency MBS is mainly related to acquired AAA rated securities composed of ARMs with significant credit support to protect senior holders.

The following is a summary of the contractual maturities and weighted average yields of investment securities at December 31, 2016:

Type and maturity	Carrying Value	Weighted Average Yield (1)
U.S. Agency and non-agency MBS
Due within 1 year	$82	2.28%
Due after 1 but within 5 years	39,860	2.41%
Due after 5 but within 10 years	96,890	2.60%
Due after 10 years	380,641	2.67%
Total U.S. Agency and non-agency MBS	517,473	2.63%
U.S. Agency asset-backed securities
Due after 10 years	7,062	4.77%
Total U.S. Agency asset-backed securities	7,062	4.77%
Corporate securities
Due within 1 year	3,329	1.74%
Due after 1 but within 5 years	63,213	1.55%
Due after 5 but within 10 years	4,781	2.42%
Total Corporate securities	71,323	1.62%
Obligations of state and political subdivisions (1)
Due after 1 year but within 5 years	7,514	2.37%
Due after 5 but within 10 years	23,487	3.28%
Due after 10 years	7,706	3.37%
Total State and Political Subdivisions	38,707	3.12%
Total debt securities	634,565	2.57%
Mutual fund	524	3.17%
Tax credit investments	287	(35.95)%
Total investment securities	$635,376	2.58%
(1) Yields on tax-exempt securities are not stated on a tax equivalent basis.
MBS include collateralized mortgage obligations and ARMs, as well as direct pass through securities. Prepayment speeds on mortgages underlying MBS may cause the average life of such securities to be shorter (or longer) than expected.
Investments are classified as “available-for-sale” and “held-to-maturity” and consist mainly of MBS and agency notes backed by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and FHLB. The Company regularly reviews its investment portfolio to determine whether any securities are other-than-temporarily impaired. At December 31, 2016, the investment portfolio had gross unrealized losses on securities of $4.8 million compared to unrealized losses of $1.5 million at December 31, 2015. Management does not believe that these unrealized losses are other-than-temporary.
Loan Portfolio and Credit Quality
Loan Portfolio Composition
Net loans represented approximately 67.5% of total assets as of December 31, 2016. The Company makes most of its loans to customers located within the Company’s primary markets; however, in 2013 Cascade diversified its portfolio by lending to SNCs, which are loans recorded in the C&I portfolio. Cascade’s loan portfolio remains concentrated in real estate related loans because of the nature of the economies in its primary markets. The Company has no significant agricultural loans.
The following table presents the composition of the Company’s December 31 loan portfolio at the dates indicated:

(dollars in thousands)	2016	% of total	2015	% of total	2014	% of total	2013	% of total	2012	% of total
Commercial real estate:
Owner occupied	$391,211	18.6%	$308,331	18.3%	$259,109	17.4%	$204,998	20.6%	$196,821	22.9%
Non-owner occupied and other	612,397	29.1%	526,562	31.2%	497,543	33.3%	347,014	34.8%	328,480	38.3%
Total commercial real estate loans	1,003,608	47.7%	834,893	49.5%	756,652	50.7%	552,012	55.4%	525,301	61.2%
Construction	211,038	10.0%	130,352	7.7%	125,428	8.4%	52,503	5.3%	45,650	5.3%
Residential real estate	431,842	20.5%	298,390	17.7%	204,687	13.7%	101,557	10.2%	85,494	10.0%
Commercial and industrial	414,436	19.7%	384,444	22.8%	368,475	24.7%	254,170	25.5%	162,213	18.9%
Consumer	43,488	2.1%	39,850	2.3%	37,298	2.5%	35,990	3.6%	39,506	4.6%
Total loans	2,104,412	100.0%	1,687,929	100.0%	1,492,540	100.0%	996,232	100.0%	858,164	100.0%
Less:
Deferred loan fees	(1,764)		(1,419)		(1,703)		(1,757)		(1,846)
Reserve for loan losses	(25,290)		(24,415)		(22,053)		(20,857)		(27,261)
Loans, net	$2,077,358		$1,662,095		$1,468,784		$973,618		$829,057
The following table provides the geographic distribution of the Company’s loan portfolio by region as a percent of total company-wide loans at December 31, 2016. Loan balances outside of Bank geographies are inclusive of certain wholesale purchased loans, such as SNCs and those residential loans where collateral is located outside of the Bank geographies.

	Central Oregon		Northwest Oregon		Southern Oregon		Idaho		Washington		Community Bank Total		Outside Primary Markets		Total
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Commercial real estate:
Owner occupied	$159,175	19.0%	$31,319	8.3%	$48,111	33.5%	$91,920	26.1%	60,686	47.0%	$391,211	21.3%	$—	—%	$391,211	18.6%
Non-owner occupied and other	191,721	22.9%	195,756	52.2%	49,707	34.5%	135,539	38.4%	39,674	30.8%	612,397	33.3%	—	—%	612,397	29.1%
Total commercial real estate loans	350,896	41.9%	227,075	60.5%	97,818	68.0%	227,459	64.5%	100,360	77.8%	1,003,608	54.6%	—	—%	1,003,608	47.7%
Construction	113,612	13.6%	33,190	8.8%	20,606	14.3%	39,448	11.2%	4,182	3.2%	211,038	11.5%	—	—%	211,038	10.0%
Residential real estate	208,874	24.9%	49,830	13.3%	6,563	4.6%	31,254	8.9%	6,320	4.9%	302,841	16.5%	129,001	48.5%	431,842	20.5%
Commercial and industrial	143,748	17.2%	60,881	16.2%	14,899	10.4%	40,020	11.3%	18,171	14.1%	277,719	15.1%	136,717	51.5%	414,436	19.7%
Consumer	20,746	2.4%	4,535	1.2%	3,882	2.7%	14,325	4.1%	—	—%	43,488	2.3%	—	—%	43,488	2.1%
Total loans	$837,876	100.0%	$375,511	100.0%	$143,768	100.0%	$352,506	100.0%	$129,033	100.0%	$1,838,694	100.0%	$265,718	100.0%	$2,104,412	100.0%

At December 31, 2016, the contractual maturities of all loans by category were as follows:

(dollars in thousands)	Due within one year	Due after one year, but within five years	Due after five years	Total
Commercial real estate:
Owner occupied	$6,898	$45,325	$338,988	$391,211
Non-owner occupied and other	29,499	91,063	491,835	612,397
Total commercial real estate loans	36,397	136,388	830,823	1,003,608
Construction	65,412	45,772	99,854	211,038
Residential real estate	12,886	19,942	399,014	431,842
Commercial and industrial	52,850	263,371	98,215	414,436
Consumer	12,713	21,841	8,934	43,488
Total loans	$180,258	$487,314	$1,436,840	$2,104,412

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

The $1.0 billion commercial real estate (“CRE”) portfolio generally represents loans to finance retail, office and industrial commercial properties. The expected source of repayment of CRE loans is generally the operations of the borrower’s business, rents or the obligor’s personal income. CRE loans represent approximately 47.7% of total loans outstanding as of December 31, 2016. Approximately 39.0% of CRE loans are made to owner-occupied users of the commercial property, while 61.0% of CRE loans are to obligors who do not directly occupy the property. Management believes that lending to owner-occupied businesses may mitigate, but not eliminate, commercial real estate risk. However, no assurance can be given that residential real estate or other economic factors will not adversely impact the CRE portfolio.

	2016			2015
(dollars in thousands)	Loans	% of total CRE	% of total loans	Loans	% of total CRE	% of total loans
Commercial real estate:
Owner occupied	$391,211	39.0%	18.6%	$308,331	36.9%	18.3%
Non-owner occupied and other	612,397	61.0%	29.1%	526,562	63.1%	31.2%
Total commercial real estate loans	$1,003,608	100.0%	47.7%	$834,893	100.0%	49.5%

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
Reserve for Credit Losses
The Company’s reserve for credit losses provides for estimated losses based upon evaluations of known and inherent risks in the loan portfolio and related loan commitments. Arriving at an estimate of the appropriate level of reserve for credit losses, which consists of the Company’s reserve for loan losses and the Company’s reserve for loan commitments, involves a high degree of judgment and assessment of multiple variables that result in a methodology with relatively complex calculations and analysis. Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. In this regard, as of December 31, 2016, the Company enhanced its qualitative analysis to include an estimate of inherent portfolio risk during sustained periods of relatively low to moderate incurred credit costs. As of December 31, 2015, the Company enhanced its methodology to better estimate reserves through the implementation of a separate qualitative risk assessment process that focuses on the C&I portion of the portfolio. The C&I loan portfolio is stratified by industry classification using NAICS codes. At the stratified level, factors considered in the evaluation of the loans include current events, economic or market data, loan performance and concentration risks. This qualitative risk assessment is separate from other qualitative risk assessments included in the allowance methodology. Management believes that the reserve for credit losses is adequate, however, the Company’s methodology may not accurately estimate inherent loss or external factors and changing economic conditions may impact the loan portfolio and the level of reserves in ways currently unforeseen.
The reserve for credit losses was $25.7 million, or 1.22% of total loans, as of December 31, 2016, as compared to $24.9 million, or 1.47% of loans, at December 31, 2015. The increase in balance from 2015 to 2016 was a result of net loan recoveries of $0.9 million recorded during 2015. The decline in the ratio in 2015 was mainly a result of increases in loan balances over the course of 2016, including organic growth and wholesale loan acquisition. The reduction was also affected by improved levels of numerous credit quality related metrics.

Purchase accounting resulted in the recording of PPFS and Home loans at fair value, including a discount to the stated value of such loans that reflected a credit mark and an interest rate mark. On a periodic basis, the Company will evaluate the ongoing credit quality of the acquired portfolio to assess whether any remaining credit quality discount balances are adequate. Any deficiency in such determination could result in a provision to the reserve for loan losses.

The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense.
The following table allocates the Company’s reserve for credit losses among major loan types for the years indicated.

	2016			2015
(dollars in thousands)	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$6,321	0.6%	47.7%	$3,934	0.5%	49.5%
Construction	2,196	1.0%	10.0%	1,044	0.8%	7.7%
Residential real estate	3,325	0.8%	20.5%	2,075	0.7%	17.7%
Commercial and industrial	10,657	2.6%	19.7%	13,969	3.6%	22.8%
Consumer	1,203	2.8%	2.1%	917	2.3%	2.3%
Committed/unfunded	440	—%	—%	440	—%	—%
Unallocated	1,588	—%	—%	2,476	—%	—%
Total reserve for credit losses	$25,730	1.2%	100.0%	$24,855	1.5%	100.0%

	2014			2013
	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans	Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate	$5,614	0.7%	50.7%	$9,565	1.7%	55.4%
Construction	1,133	0.9%	8.4%	535	1.0%	5.3%
Residential real estate	2,121	1.0%	13.7%	2,381	2.3%	10.2%
Commercial and industrial	6,844	1.9%	24.7%	6,261	2.5%	25.5%
Consumer	1,047	2.8%	2.5%	1,401	3.9%	3.6%
Committed/unfunded	440	—%	—%	440	—%	—%
Unallocated	5,294	—%	—%	714	—%	—%
Total reserve for credit losses	$22,493	1.5%	100.0%	$21,297	2.1%	100.0%

				2012
				Reserve for loan and commitment losses	Allocated reserve as a % of loan category	Loan category as a % of total loans
Commercial real estate				$11,596	2.2%	61.2%
Construction				1,583	3.5%	5.3%
Residential real estate				3,551	4.2%	10.0%
Commercial and industrial				7,267	4.5%	18.9%
Consumer				2,177	5.5%	4.6%
Committed/unfunded				440	—%	—%
Unallocated				1,087	—%	—%
Total reserve for credit losses				$27,701	3.2%	100.0%

In the above table, the percentage of the reserve for loan losses allocated to various loan types is a function of changes in risk ratings, historical loss factors and portfolio composition. 2016 allocations were generally stable with a reduction in allocation to the C&I category. This change was related to declining exposure and improved risk ratings in the mining/energy segment of the portfolio. The Bank portfolio holds under 1% of total loans with exposure to this NAICS segment.
Allocations between 2015 and 2014 were reduced with the exception of the portion allocated to the C&I category. This general decline in reserve percentage was a result of continuing improvement in credit quality, including ongoing lower historical loss rates. The increase in the portion allocated to C&I loans is related to the reserve methodology enhancements implemented in 2015 (described elsewhere) that enhanced the model’s qualitative factor related to the SNC portfolio industry concentration exposure. Specifically, the qualitative factor related to the mining and energy industry segment increased due to the economic stress resulting from historic lows in energy prices. The portion of the reserve designated as ‘unallocated’ declined in 2015 due to the implementation of the 2015 enhancements described above.
The above table reflects a trend toward lower levels of unallocated reserves. The Company has determined the level of unallocated reserve is appropriate given improving credit conditions and seasoning of the portfolios.
The following table summarizes the Company’s reserve for loan losses and charge-off and recovery activity for each of the last five years:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Loans outstanding at end of period, net of deferred loan fees	$2,102,648	$1,686,510	$1,490,837	$994,475	$856,318
Average loans outstanding during the period	$1,902,985	$1,594,082	$1,272,426	$914,493	$862,057
Reserve for loan losses, balance beginning of period	$24,415	$22,053	$20,857	$27,261	$43,905

Recoveries:
Commercial real estate	2,957	4,150	1,801	1,034	198
Construction	368	436	1,242	708	584
Residential real estate	288	850	929	433	262
Commercial and industrial	1,470	3,820	2,158	2,694	3,094
Consumer	920	618	309	263	311
	6,003	9,874	6,439	5,132	4,449

Loans charged off:
Commercial real estate	(40)	(278)	(1,268)	(3,268)	(13,079)
Construction	—	—	(296)	(1,915)	(264)
Residential real estate	(110)	(402)	(874)	(590)	(2,620)
Commercial and industrial	(3,074)	(1,377)	(1,563)	(5,508)	(5,024)
Consumer	(1,904)	(1,455)	(1,242)	(1,255)	(1,206)
	(5,128)	(3,512)	(5,243)	(12,536)	(22,193)
Net loan recoveries (charge-offs)	875	6,362	1,196	(7,404)	(17,744)
Provision (recovery) charged to operations	—	(4,000)	—	1,000	1,100
Reserve for loan losses, balance end of period	$25,290	$24,415	$22,053	$20,857	$27,261
Ratio of net loans charged-off to average loans outstanding	(0.05)%	(0.40)%	(0.09)%	0.81%	2.06%
Ratio of reserve for loan losses to loans at end of period	1.20%	1.45%	1.48%	2.10%	3.18%
The following table presents information with respect to non-performing assets ("NPAs"), for the years presented.

(dollars in thousands)	2016	2015	2014	2013	2012
Loans on nonaccrual status	$13,695	$5,053	$11,685	$7,226	$17,220
Loans past due 90 days or more but not on nonaccrual status	17	68	54	1,083	1,533
OREO	1,677	3,274	3,309	3,144	6,552
Total non-performing assets	$15,389	$8,395	$15,048	$11,453	$25,305
Selected ratios:
Non-performing loans to total gross loans	0.65%	0.30%	0.79%	0.83%	2.19%
NPAs to total gross loans and OREO	0.73%	0.50%	1.00%	1.14%	2.93%
NPAs to total assets	0.50%	0.34%	0.64%	0.81%	1.94%
The following table presents the composition of NPAs for the years presented. As of December 31, 2016, commercial real estate represented 35.4% of NPAs; construction 6.1%; residential real estate 11.0%; C&I 47.4%; and consumer 0.1%.

(dollars in thousands)	2016	2015	2014	2013	2012
Commercial real estate:
Owner occupied	$2,794	$5,206	$7,090	$4,443	$4,836
Non-owner occupied and other	2,659	434	1,940	687	8,618
Total commercial real estate loans	5,453	5,640	9,030	5,130	13,454
Construction	932	503	1,505	2,894	6,833
Residential real estate	1,690	1,427	3,352	477	1,774
Commercial and industrial	7,300	810	1,060	2,946	3,231
Consumer	14	15	101	6	13
Total non-performing assets	$15,389	$8,395	$15,048	$11,453	$25,305
The 2016 increase in loans on nonaccrual status and nonperforming assets relates mainly to the deterioration of an energy sector, shared national credit ("SNC"). The increase occurred when a specific loan was downgraded from substandard rating because of heightened financial stress resulting from a protracted period of low energy prices and oversupply of oil globally that led to a significant restructuring of the industry.  The company has less than 1 percent of its loans in the oil and energy sectors of the economy and expects its SNC energy portfolio loans to be resolved in due course.  In this regard, the company believes it is maintaining adequate reserves for expected outcomes.
The accrual of interest on a loan is discontinued when, in management’s judgment, the future collectability of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectability of principal is doubtful. Interest income that was reversed and charged against income was $0.2 million in 2016, $0 in 2015, and $0.2 million in 2014. Interest income that would have been recorded in 2016 had nonaccrual loans at December 31, 2016 been on accrual status throughout the year would have been $0.1 million.
During the Company’s normal loan review procedures, a loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at the lower of cost or fair value. Certain small balance homogeneous loans are collectively measured for impairment. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. At December 31, 2016 and 2015, the Company’s recorded investment in certain loans covered by the allowance that were considered to be impaired was $7.7 million and $6.9 million, respectively, and specific valuation allowances were $2.0 million and $0.2 million, respectively. As the acquired loan portfolio is covered by the valuation adjustment taken at the time of acquisition and as the original mark continues to be more than sufficient, the acquired loan portfolio has not required additional impairment under the allowance methodology.
The following table presents the outstanding balance for loans that previously went through a troubled debt restructuring (“TDRs”) for the years presented:

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
TDR balance	$—	$4,785	$29,137	$34,475	$44,968
TDRs classified as non-accrual loans	$—	$813	$2,439	$1,252	$1,406
Remaining commitments to lend on TDRs	$—	$—	$—	$—	$962
The TDRs for the years presented above are classified as impaired loans and, in the opinion of management, were reserved appropriately.
Management, to the best of its ability, works to properly classify loans. As of December 31, 2016, management was unaware of any loans that are not disclosed above as nonaccrual, past due or TDR and with respect to which there was known information about possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or TDR. The decrease in TDR balance outstanding since December 31, 2012 has been a result of management’s efforts to remediate loans that are considered TDR by working with the borrowers to pay the loans off, or down.
Bank-Owned Life Insurance
The Company has purchased bank-owned life insurance (“BOLI”) to protect itself against the loss of certain key employees and directors due to death and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. See Note 1 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 of this report. During 2016, 2015, and 2014, the Bank did not purchase any new BOLI. In 2014, the Bank acquired $15.9 million in policies as part of the Home merger. As of December 31, 2016 and 2015, the cash surrender value of the Bank’s total BOLI policies was $57.0 million and $54.5 million, respectively. The Bank recorded income from the BOLI policies of $1.2 million in 2016, $1.0 million in 2015 and $1.0 million in 2014.
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
Liabilities
Deposit Liabilities and Time Deposit Maturities
At December 31, 2016, total deposits were $2.7 billion, compared to $2.1 billion at December 31, 2015 and $2.0 billion at December 31, 2014. The increase from December 31, 2015 to December 31, 2016 was across all deposit types and was primarily related to the 2016 acquisitions.
At December 31, 2016, 2015 and 2014, the Company did not have any wholesale brokered deposits, however, at December 31, 2016, 2015 and 2014, the Company had deposits obtained through the Bank’s reciprocal Certificate of Deposit Account Registry Service (“CDARS”) program totaling $8.9 million, $10.0 million and $11.5 million, respectively. Further, at December 31, 2016, the Company had $11.0 million in remaining internet listing service CD’s inherited as part of the PPFS merger. Banks that are not “well-capitalized” or subject to regulatory restrictions are prohibited from acquiring wholesale brokered deposits. Since the lifting of regulatory restrictions in 2013, the Company is under no restrictions with respect to wholesale brokered deposits.

The following table presents the deposit balances by major category as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Demand	$916,197	34%	$727,730	35%
Interest bearing demand	1,327,975	50%	1,044,134	50%
Savings	197,279	7%	135,527	7%
Time, $100,000 or greater	96,849	4%	82,730	4%
Time, less than $100,000	123,513	5%	92,967	4%
Total	$2,661,813	100%	$2,083,088	100%

The following table summarizes the average amount of, and the average rate paid on, each of the deposit categories for the periods shown:

	Years ended December 31,
	2016 Average		2015 Average		2014 Average
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Demand	$868,437	N/A	$700,838	N/A	$566,577	N/A
Interest-bearing demand	1,284,281	0.15%	1,027,228	0.13%	803,271	0.12%
Savings	174,334	0.04%	133,440	0.03%	101,419	0.03%
Time	213,259	0.09%	202,293	0.24%	203,817	0.62%
Total deposits	$2,540,311		$2,063,799		$1,675,084

As of December 31, 2016, the Company’s time deposit liabilities had the following times remaining to maturity:

	Time deposits of $100,000 or more (1)		All other time deposits (2)
(dollars in thousands)	Amount	Percent	Amount	Percent
Due in 3 months or less	$31,947	33.0%	$27,626	22.4%
Due after 3 months through 6 months	17,803	18.4%	23,473	19.0%
Due after 6 months through 12 months	22,129	22.8%	31,122	25.2%
Due after 12 months	24,970	25.8%	41,292	33.4%
Total	$96,849	100.0%	$123,513	100.0%

(1) Time deposits of $100,000 or more represent 3.6% of total deposits as of December 31, 2016.
(2) All other time deposits represent 4.6% of total deposits as of December 31, 2016.

Other Borrowings
At December 31, 2016, 2015 and 2014, the Bank had no borrowings from the FHLB and no borrowings with the FRB. As of December 31, 2016, 2015 and 2014, the Bank had no off-balance sheet FHLB letters of credit used for collateralization of public deposits held by the Bank.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2016 and 2015, the Bank had no material commitments to extend credit at below-market interest rates.

The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.
A schedule of significant off-balance sheet commitments at December 31, 2016 and 2015 is included in the following table (dollars in thousands):

(dollars in thousands)	December 31, 2016	December 31, 2015
Commitments to extend credit	$580,450	$479,353
Commitments under credit card lines of credit	80,612	65,988
Standby letters of credit	5,887	5,090
Total off-balance sheet financial instruments	$666,949	$550,431

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2016 and 2015, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.

Future Contractual Obligations

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2016 and maturing as indicated:

(dollars in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years	Total
Deposits (1)	$2,595,549	$48,447	$17,112	$705	$2,661,813
Operating leases	1,726	2,470	1,315	4,513	10,024
Other long-term liabilities (2)	1,552	4,255	5,706	28,195	39,708
Total contractual obligations	$2,598,827	$55,172	$24,133	$33,413	$2,711,545

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

Stockholders’ Equity and Capital Resources
The Company’s total stockholders’ equity at December 31, 2016 was $369.7 million, an increase of $32.9 million from $336.8 million at December 31, 2015. The balance at December 31, 2015 was also an increase of $21.3 million from December 31, 2014. The increase in total stockholders’ equity from December 31, 2015 to December 31, 2016 was predominately due to net income recorded for the year ended December 31, 2016 of $16.8 million as well as shares issued in the PPFS merger. The increase in stockholders’ equity from December 31, 2014 to December 31, 2015 primarily was due to net income of $20.6 million recorded for the year ended December 31, 2015.
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
Effective January 1, 2015, minimum capital requirements increased for both the quantity and quality of capital held by the Bancorp and the Bank. These rules, known as the “Basel III Rules,” include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1” ratio) of 4.5% and a capital conservation buffer of 2.5% above each of the three minimum risk-based capital requirements, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. The Basel III Rules also (i) raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), (ii) effectively result in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and (iii) require a minimum leverage ratio of 4.0%. The Basel III Rules also make changes to risk weights for certain assets and off-balance-sheet exposures which affects our capital calculations.
At December 31, 2016 and 2015, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the applicable regulatory capital framework.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2016
Tier 1 leverage (to average assets)
Bancorp	$259,216	8.6%	$150,754	5.0%
Bank	254,270	8.4	150,578	5.0
CET1 capital (to risk weighted assets)
Bancorp	259,216	10.5	159,955	6.5
Bank	254,270	10.3	160,237	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	259,216	10.5	196,868	8.0
Bank	254,270	10.3	197,214	8.0
Total capital (to risk-weighted assets)
Bancorp	284,949	11.6	246,085	10.0
Bank	280,003	11.4	246,518	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$121,022	5.0%
Bank	223,553	9.3	120,827	5.0
CET1 capital to risk weighted assets
Bancorp	227,542	11.5	128,292	6.5
Bank	223,533	11.4	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	157,898	8.0
Bank	223,553	11.4	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	197,373	10.0
Bank	248,346	12.6	197,030	10.0

Liquidity and Sources of Funds
The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At December 31, 2016, liquid assets of the Bank were mainly interest bearing balances held at FRB totaling $16.9 million compared to $22.3 million at December 31, 2015.
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
The Bank may augment core deposits with borrowings or wholesale funds from time to time, including brokered deposits. Currently, the Bank accepts local relationship-based reciprocal CDARS and Demand Deposit Marketplace ("DDM deposits"). These deposits are classified as brokered deposits. At December 31, 2016, the Company had $8.9 million in reciprocal CDARS and $80.7 million in reciprocal DDM deposits. At December 31, 2015, the Company had $10.0 million in reciprocal

CDARS and $76.0 million in reciprocal DDM deposits. Banks that are not “well-capitalized” or that are subject to regulatory restrictions are prohibited from acquiring wholesale brokered deposits. Since the lifting of regulatory restrictions in 2013, the Company is under no restrictions with respect to wholesale brokered deposits.
The Bank accepts deposits from public funds within its primary markets. Current rules imposed by the Oregon State Treasury require that the Bank collateralize 50% of the uninsured public funds held by the Bank. At December 31, 2016, the Bank was in compliance with this statute. Current rules imposed by Washington’s Public Deposit Protection Commission require that well-capitalized banks collateralize 50% of the uninsured public funds held by the Bank. Banks that are less than well-capitalized are required to collateralize 100% of the uninsured public funds held by the Bank. As of December 31, 2016, the Bank was in compliance with this statute. As of December 31, 2016, there were no collateral requirements set on Idaho public deposits.
The Bank also utilizes borrowings and lines of credit as sources of funds. At December 31, 2016, the FHLB had extended the Bank a secured line of credit of $1.1 billion (35.0% of total assets) accessible for short- or long-term borrowings given sufficient qualifying collateral. As of December 31, 2016, the Bank had qualifying collateral pledged for FHLB borrowings totaling $644.7 million, none of which have been utilized by the Bank. At December 31, 2016, the Bank also had undrawn borrowing capacity at FRB of approximately $16.1 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At December 31, 2016, the Company had no outstanding borrowings under these federal fund borrowing agreements.
Liquidity may be affected by the Bank’s routine commitments to extend credit. At December 31, 2016, the Bank had approximately $666.9 million in outstanding commitments to extend credit, compared to approximately $550.4 million at December 31, 2015. The increase during 2016 relates to additional volume from the 2016 acquisition, as well as growth in existing and new customer lending relationships. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.
The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of December 31, 2016, the Company held unpledged investments with a book value that totaled $488.8 million compared to $331.7 million at December 31, 2015.
As of December 31, 2016, the Bank’s primary liquidity ratio (net cash, plus short-term and marketable assets divided by net deposits and short term liabilities) was 31.84%.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk and Asset and Liability Management

The goal of the Company’s asset and liability management policy is to maximize long-term profitability under a range of likely interest rate scenarios. Interest rate risk management requires estimating the probability and impact of changes in interest rates on assets and liabilities. The Asset/Liability Management Committee (ALCO) formulates and monitors strategies to control interest rate risk in accordance with policies approved by the Board of Directors. Management engages a qualified independent service provider to assist in modeling, assessing and monthly reporting of interest rate risk. The Bank adjusts its sensitivity to changing interest rates by managing its loan and deposit portfolios with respect to pricing, maturity or contractual characteristics. The Bank may also target the expansion or contraction of specific investment portfolio or borrowing structures to further affect its risk profile. In addition, the Bank is authorized to enter into interest rate swap or other hedging contracts with re-pricing characteristics that tend to moderate interest rate risk. However, there are no material structured hedging instruments in use at this time. Because of the volatility of market rates, event risk and other uncertainties described below, there can be no assurance of the effectiveness of management programs to achieve its interest rate risk objectives.

To assess and estimate the degree of market risk, the Bank utilizes a simulation model that estimates the volatility of Bank earnings and market value of equity resulting from changes in interest rates. In addition to conducting static shock analysis, management models earnings in a wide range of interest rate scenarios over a two-year forecast period. Such scenarios routinely include a “stable” or unchanged scenario and an “estimated” or most likely scenario given current and forecast economic conditions. In addition, scenarios titled “rising rates”, “declining rates”, and “alternate rising rates” are established to stress-test the impact of rate movements that are perceived as less likely, but may still occur. From time to time, management also evaluates the impact of a different yield curve scenario than the one used in the standard two-year forecast analysis. The following table defines the market interest rates projected in various interest rate scenarios. Generally, projected market rates are reached gradually over the 2-year simulation horizon.

	December 2016	December 2018
	Actual Market Rates	Estimated Rates	Alternate Rising Rates	Rising Rates	Declining Rates
Federal Funds Rate	0.75%	2.13%	1.63%	3.75%	0.06%
Prime Rate	3.75%	5.13%	4.63%	9.75%	3.06%
Yield Curve Spread Fed Funds to 10-year Treasury	1.69%	1.38%	1.50%	0.45%	1.10%

Earnings projections include the effect of estimated loan and deposit growth that management deems reasonable; however, such volume projections are not varied by rate scenario. The effect on earnings assumes some changes in non-interest income but not changes to non-interest expense between scenarios. Nonetheless, management focuses on the projected variances in net interest income between each scenario and the stable rate scenario. The following table presents these variances as of December 31, 2016:

	% Change in Pro-Forma Net Interest Income vs. Stable Rate Scenario
	Estimated Rates	Alternate Rising Rates	Rising Rates	Declining Rates
First Twelve Month Average	1.08%	0.62%	6.33%	(6.03)%
Second Twelve Month Average	6.77%	4.52%	17.81%	(13.31)%

In management’s judgment and at this date, the interest rate risk profile of the Bank is reasonably balanced within the most likely range of possible outcomes. The model indicates that should future interest rates actually follow the path indicated in the “estimated” rate scenario, the net interest margin would range between 3.58% and 4.18% all else being equal. However, with the more dramatic changes reflected in the “rising” or “declining” scenarios, the model suggests the margin would likely move outside of this range should such interest rates actually occur. This is mainly because the Bank has a large portion of non-interest bearing funds (approximately 35% of total deposits) that are assumed to be relatively insensitive to changes in interest rates. Thus in the event of rising rates, yields on earning assets would tend to increase at a faster pace than overall cost of funds, leading to an improving margin. Conversely, should rates fall, yields on loans and securities would compress against an already low cost of funds. Management has concluded that the degree of margin and earnings volatility under the above scenarios is acceptable because of the cost of mitigating such risk and because the model suggests that the Bank would still generate satisfactory returns under such circumstances.

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

Simulations are dependent on assumptions and estimations that management believes are reasonable, although the actual results may vary materially, and there can be no assurance that simulation results are reliable indicators of future earnings under such conditions. This is, in part, because of the nature and uncertainties inherent in simulating future events including: (1) no presumption of changes in asset and liability strategies in response to changing circumstances; (2) model assumptions may differ from actual outcomes; (3) uncertainties as to customer behavior in response to changing circumstances; (4) unexpected absolute and relative loan and deposit volume changes; (5) unexpected absolute and relative loan and deposit pricing levels; (6) unexpected behavior by competitors; and (7) other unanticipated credit conditions or other events impacting volatility in market conditions and interest rates.

ITEM 8. FINANCIAL STATEMENTS.

The following reports and audited consolidated financial statements and notes thereto are set forth in this report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon
We have audited the accompanying consolidated balance sheets of Cascade Bancorp as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Bancorp at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cascade Bancorp's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 3, 2017

 Cascade Bancorp & Subsidiary
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands)

	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$52,561	$46,354
Interest bearing deposits	19,743	31,178
Federal funds sold	273	273
Total cash and cash equivalents	72,577	77,805
Investment securities available-for-sale	494,819	310,262
Investment securities held-to-maturity, estimated fair value of $142,272 ($142,260 in 2015)	140,557	139,424
Federal Home Loan Bank (FHLB) stock	3,268	3,000
Loans held for sale	8,651	3,621
Loans, net	2,077,358	1,662,095
Premises and equipment, net	48,658	42,031
Bank-owned life insurance (BOLI)	56,957	54,450
Other real estate owned (OREO), net	1,677	3,274
Deferred tax asset (DTA), net	45,172	50,673
Core Deposit Intangible (CDI)	12,317	6,863
Goodwill	85,852	78,610
Other assets	31,195	35,921
Total assets	$3,079,058	$2,468,029

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$916,197	$727,730
Interest bearing demand	1,327,975	1,044,134
Savings	197,279	135,527
Time	220,362	175,697
Total deposits	2,661,813	2,083,088
Other liabilities	47,593	48,167
Total liabilities	2,709,406	2,131,255

Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 76,262,184 issued and outstanding as of December 31, 2016; 72,792,570 issued and outstanding as of December 31, 2015	471,718	452,925
Accumulated deficit	(101,001)	(117,772)
Accumulated other comprehensive (loss) income	(1,065)	1,621
Total stockholders’ equity	369,652	336,774
Total liabilities and stockholders’ equity	$3,079,058	$2,468,029
The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Income
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share amounts)

	2016	2015	2014
Interest income:
Interest and fees on loans	$79,104	$68,484	$58,155
Interest on investments	15,441	11,687	8,982
Other investment income	732	216	237
Total interest income	95,277	80,387	67,374

Interest expense:
Deposits:
Interest bearing demand	1,867	1,333	982
Savings	62	40	31
Time	192	493	1,270
Other borrowings	33	6	6
Total interest expense	2,154	1,872	2,289

Net interest income	93,123	78,515	65,085
Loan loss recovery	—	(4,000)	—
Net interest income after loan loss provision	93,123	82,515	65,085

Non-interest income:
Service charges on deposit accounts	6,578	5,121	4,621
Card issuer and merchant services fees, net	9,722	7,052	6,213
Earnings on BOLI	1,190	1,001	986
Mortgage banking income, net	3,396	2,617	2,296
Swap fee income	2,483	2,533	1,847
SBA gain on sales and fee income	1,519	1,294	1,120
Gain on sales of investments	—	475	—
ATM income	1,712	876	641
Other income	2,846	4,004	2,447
Total non-interest income	29,446	24,973	20,171

Non-interest expense:
Salaries and employee benefits	52,414	43,744	41,421
Occupancy	8,420	5,200	9,131
Information technology	5,436	3,675	4,346
Equipment	2,272	1,539	1,963
Communications	2,497	2,130	2,263
FDIC insurance	1,899	1,321	1,517
OREO expense	171	68	988
Professional services	6,382	5,327	8,121
Card issuer	4,045	2,836	2,903
Insurance	681	732	1,214
CDI Amortization	1,316	820	513
Other expenses	9,697	7,004	6,961
Total non-interest expense	95,230	74,396	81,341

Income before income taxes	27,339	33,092	3,915
Income tax provision	(10,568)	(12,513)	(178)
Net income	$16,771	$20,579	$3,737

Basic and diluted income per share:
Net income per common share (basic)	$0.23	$0.29	$0.06
Net income per common share (diluted)	$0.23	$0.29	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Net Income	$16,771	$20,579	$3,737

Other Comprehensive (loss) income:
Change in unrealized (losses) gains on investment securities available-for-sale	(4,332)	(1,368)	4,515
Realized net gains reclassified from other comprehensive income	—	(475)	—
Tax effect on securities	1,646	629	(1,644)
Total other comprehensive (loss) income	(2,686)	(1,214)	2,871
Comprehensive income	$14,085	$19,365	$6,608

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Number of shares	Common stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ equity
Balances at December 31, 2013	47,592,061	$330,839	$(142,088)	$(36)	$188,715
Comprehensive income (loss)	—	—	3,737	2,871	6,608
Issuance of common stock, net	24,454,170	119,285	—	—	119,285
Restricted stock grants, net	445,619	—	—	—	—
Stock-based compensation expense	—	1,214	—	—	1,214
Tax effect on nonvested restricted stock	—	(339)	—	—	(339)
Balances at December 31, 2014	72,491,850	450,999	(138,351)	2,835	315,483
Comprehensive income (loss)	—	—	20,579	(1,214)	19,365
Issuance of common stock, net	207,266	—	—	—	—
Restricted stock grants, net	93,454	—	—	—	—
Stock-based compensation expense	—	2,482	—	—	2,482
Tax effect on nonvested restricted stock	—	(556)	—	—	(556)
Balances at December 31, 2015	72,792,570	452,925	(117,772)	1,621	336,774
Comprehensive income (loss)	—	—	16,771	(2,686)	14,085
Issuance of common stock, net	3,171,940	16,246	—	—	16,246
Restricted stock grants, net	297,674	—	—	—	—
Stock-based compensation expense	—	3,124	—	—	3,124
Tax effect on nonvested restricted stock	—	(577)	—	—	(577)
Balances at December 31, 2016	76,262,184	$471,718	$(101,001)	$(1,065)	$369,652

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$16,771	$20,579	$3,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,955	5,294	4,694
Loan loss credit	—	(4,000)	—
Write-down of OREO	—	73	1,163
Decrease/ (increase) in deferred income taxes	8,657	16,601	(577)
Mortgage loan sales (premiums) discounts, net	(2,850)	(1,505)	(1,181)
Gains on sales of investment securities available-for-sale	—	(475)	—
Deferred benefit plan income	(1,299)	(1,806)	(1,287)
Stock-based compensation expense	3,124	2,482	1,214
Gains on sales of OREO	(86)	(192)	(203)
Loss on sale of premises and equipment	963	—	—
Increase in cash surrender value of BOLI	(1,016)	(1,001)	(986)
Increase in other assets	7,468	(8,364)	(3,050)
Increase (decrease) in other liabilities	(7,216)	5,422	(2,830)
Originations of mortgage loans for sale	(110,038)	(72,319)	(67,823)
Proceeds from sales of mortgage loans	107,858	76,893	72,673
Net cash provided by operating activities	27,291	37,682	5,544

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(326,896)	(101,689)	(76,757)
Purchases of investment securities held to maturity	(6,464)	—	(2,292)
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	137,702	108,489	88,466
Proceeds from maturities and calls of investment securities held-to-maturity	5,000	12,618	19,193
Proceeds from redemption of FHLB stock	13,096	22,646	882
Purchases of FHLB stock	(12,940)	—	—
Loan originations, net of collections	(312,637)	(190,519)	(102,946)
Proceeds from sale of loans	—	3,150	—
Purchases of loans	—	(3,500)	—
Purchases of premises and equipment	(2,388)	(749)	(1,034)
Proceeds from sales of premises and equipment	—	26	—
Proceeds from sales of other assets	—	2,468	2,669
Proceeds from sales of OREO	2,050	1,712	2,580
Net cash received from acquisition of Home	—	—	38,620
Net cash assumed in Bank of America branch acquisition	456,611	—	—
Net cash assumed in Prime Pacific Financial Services, Inc. acquisition	7,625	—	—
Net cash used in investing activities	(39,241)	(145,348)	(30,619)

Cash flows from financing activities:
Net increase in deposits	7,292	102,938	53,654
Proceeds from stock options exercised	7	—	—
Tax effect of non-vested restricted stock	(577)	(556)	(339)
FHLB advance borrowing	327,000	95,000	110,000
Repayment of FHLB advances	(327,000)	(95,000)	(137,000)
Net cash provided by financing activities	6,722	102,382	26,315
Net (decrease) increase in cash and cash equivalents	(5,228)	(5,284)	1,240
Cash and cash equivalents at beginning of period	77,805	83,089	81,849
Cash and cash equivalents at end of period	$72,577	$77,805	$83,089
The accompanying notes are an integral part of the consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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

Certain prior year amounts have been reclassified to conform with the 2016 presentation. None of these reclassifications have an effect on net income, net cash flows or equity.

Description of business

The Bank conducts a general banking business, operating branches in Central, Southern, Coastal and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Banking activities include the usual lending and deposit functions of a community and business bank: commercial, construction, real estate, installment, credit card, and mortgage loans; checking, money market, time deposit, and savings accounts; internet banking and bill payment; automated teller machines, and safe deposit facilities. Additionally, the Bank originates and sells mortgage loans into the secondary market and offers trust and investment services.

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

Segment reporting

The Company is managed by legal entity and not by lines of business. The Company has determined that its operations are solely in the community and business banking industry and consist of traditional banking services, including lending activities; acceptance of demand, savings, and time deposits; business services; and trust services. These products and services have similar distribution methods, types of customers and regulatory responsibilities. The performance of the Company is reviewed by the executive management team and the Company’s Board of Directors (the “Board”) on a monthly basis. All of the executive officers of Bancorp are members of the Bank’s executive management team, and operating decisions are made based on the performance of the Company as a whole. Accordingly, disaggregated segment information is not required to be presented in the accompanying consolidated financial statements, and the Company will continue to present one segment for financial reporting purposes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of collection), interest bearing deposits with the Federal Reserve Bank of San Francisco (the “FRB”) and FHLB, and federal funds sold. Generally, any interest bearing deposits are invested for a maximum of 90 days. Federal funds are generally sold for one-day periods.
The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. In addition, federal funds sold are essentially uncollateralized loans to other financial institutions. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks and counterparty financial institutions. The Bank has not experienced any losses in such accounts. At December 31, 2016, the Bank was not required to maintain any specific balances in correspondent bank accounts.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Supplemental disclosures of cash flow information

Noncash investing and financing activities consist of unrealized gains and losses on investment securities available-for-sale, net of income taxes, issuance of nonvested restricted stock, and stock-based compensation expense, all as disclosed in the accompanying consolidated statements of changes in stockholders’ equity; the net capitalization of originated mortgage-servicing rights, as disclosed in Note 6; assets and liabilities assumed in the acquisition of Prime Pacific Financial Services, Inc., the Bank of America, N.A. branch acquisition and the acquisition of Home Federal Bancorp, Inc., as disclosed in Note 2; the transfer of approximately $0.4 million, $1.6 million, and $0.2 million of loans to other real estate owned in 2016, 2015, and 2014, respectively; and the transfer of approximately $0.9 million, $0.4 million, and $5.9 million of fixed assets to other assets in 2016, 2015, and 2014, respectively.

During 2016, 2015, and 2014 the Company paid approximately $2.1 million, $1.9 million, and $2.2 million, respectively, in interest expense.

During 2016, 2015 and 2014, the Company made income tax payments of $0.7 million, $1.1 million and nil, respectively.

Investment securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investment securities that are purchased and held principally for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income. The Company had no trading securities during 2016, 2015, and 2014.

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

In estimating other-than-temporary impairment (“OTTI”) losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are deemed to be OTTI would result in write-downs of the individual securities to their fair value. The fair value of the security then becomes the new cost basis. The related write-downs to fair value for available-for-sale equity securities would be included in earnings as realized losses. For individual debt securities which the Company does not intend to sell and for which it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI losses would be evaluated and (1) the portion related to credit losses would be included in earnings as realized losses and (2) the portion related to market or other factors would be recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual debt securities which the Company intends to sell or for which it more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date. For individual debt securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis. Management believes that all unrealized losses on investment securities at December 31, 2016 and 2015 are temporary (see Note 4).

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

FHLB stock

On May 31, 2015, the FHLB Seattle merged with and into FHLB Des Moines, as approved by the FHFA on December 22, 2014. As part of the FHLB merger, each share of FHLB Seattle stock outstanding was converted into one share of FHLB Des Moines stock. Immediately following the merger, all excess shares were repurchased or issued as needed to meet the membership stock requirements. Our investment in FHLB stock increased from $3.0 million at December 31, 2015 to $3.3 million at December 31, 2016.

As a member of the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2016 and 2015, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

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

At December 31, 2016 and 2015, management believes that the Company’s reserve for loan losses is at an appropriate level under current circumstances and prevailing economic conditions. However the reserve for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Therefore, management cannot provide assurance that, in any particular period, the Company will not have significant losses in relation to the amount reserved. The level of the reserve for loan losses is also determined after consideration of bank regulatory guidance and recommendations and is subject to review by such regulatory authorities who may require increases or decreases to the reserve based on their evaluation of the information available to them at the time of their examinations of the Bank.

Management uses historical information to assess the adequacy of the reserve for loan losses and considers qualitative factors including economic conditions and a range of other factors in its determination of the reserve. On an ongoing basis, the

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. The Company’s methodology includes a separate qualitative risk assessment process that focuses on the commercial and industrial (“C&I”) portion of the portfolio.  The C&I loan portfolio is stratified by industry classification using NAICS codes. At the stratified level, factors considered in the evaluation of the loans include current events, economic or market data, loan performance and concentration risks.  This qualitative risk assessment is separate from other qualitative risk assessments included in the allowance methodology.

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

The reserve for loan losses may include an unallocated amount based upon the Company’s judgment as to possible credit losses inherent in the loan portfolio that may not have been captured by historical loss experience, qualitative factors, or specific evaluations of impaired loans. Unallocated reserves may be adjusted for factors including, but not limited to, unexpected or unusual events, volatile market and economic conditions, effects of changes or seasoning in methodologies, regulatory guidance and recommendations, or other factors that may impact operating conditions and loss expectations. Management’s judgment as to unallocated reserves is determined in the context of, but separate from, the historical loss trends and qualitative factors described above. The unallocated reserve for loan losses of $1.6 million at December 31, 2016 has decreased $0.9 million from the balance at December 31, 2015. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

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
Years Ended December 31, 2016, 2015 and 2014

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

Reserve for unfunded loan commitments

The Company maintains a separate reserve for losses related to unfunded loan commitments. The reserve for unfunded loan commitments represents management’s estimate of losses inherent in the Bank’s unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the reserve for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $0.4 million at both December 31, 2016 and 2015 and these amounts are included in other liabilities in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expenses in the accompanying consolidated statements of income.

Mortgage servicing rights (“MSRs”)

Net MSRs were $2.3 million at December 31, 2016 and $2.2 million at December 31, 2015. MSRs are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenue. MSRs are measured by allocating the carrying value of loans between the assets sold and interest retained, based upon the relative estimated fair value at date of sale. Impairment of MSRs is assessed based on the estimated fair value of servicing rights. Fair value is estimated using discounted cash flows of servicing revenue less servicing costs taking into consideration market estimates of prepayments as applied to underlying loan type, note rate, and term. Impairment adjustments, if any, are recorded through a valuation allowance. Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are received.
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

The Company has CDI of $12.3 million and $6.9 million at December 31, 2016 and 2015, respectively. The increase is a result of the 2016 acquisitions.

Bank-owned life insurance (“BOLI”)

The Company has purchased BOLI to protect itself against the loss of certain key employees and directors due to death and as a source of long-term earnings to support certain employee benefit plans. At December 31, 2016 and 2015, the Company had $28.9 million and $28.6 million, respectively, of separate account BOLI and $28.0 million and $25.9 million, respectively, of general account BOLI.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The cash surrender value of the separate account BOLI is the quoted market price of the underlying securities, further supported by a stable value wrap, which mitigates, but does not fully protect, the investment against changes in the fair market value depending on the severity and duration of market price disruption. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The underlying funds within the separate account structure generated positive performance during 2016, 2015, and 2014. There can be no assurance that losses in excess of the stable value wrap protection will not occur on separate account BOLI in the future.

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
OREO, net of specific property valuation allowances, was $1.7 million at December 31, 2016 and $3.3 million at December 31, 2015.
Advertising

Advertising costs are generally charged to expense during the year in which they are incurred. Advertising expense was $0.6 million for the years ended December 31, 2016 and 2015 and $0.9 million for the year ended December 31, 2014.

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

At December 31, 2016 and 2015, the Company had a $0.1 million valuation allowance against its DTA due to state attributes that will expire without benefit.

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Derivatives and Hedging Activities
The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC 815, the instruments are marked to market in earnings. The Company recorded non-interest income of $2.5 million for the years ended December 31, 2016 and 2015 and $1.8 million for the year ended December 31, 2014, related to swap fee income. The offsetting fair value of the swap agreement assets and liabilities were $5.2 million at December 31, 2016 and $8.6 million as of December 31, 2015. The notional amount of open interest rate swap agreements at December 31, 2016 and December 31, 2015 was $257.0 million and $169.7 million, respectively.

Trust assets

Assets of the Bank’s trust department, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements, because they are not assets of the Bank. Assets (unaudited) totaling approximately $54.3 million and $57.0 million were held in trust as of December 31, 2016 and 2015, respectively.

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

Definitive Agreement with First Interstate BancSystem, Inc.
On November 17, 2016, First Interstate BancSystem, Inc. (“First Interstate”) and Cascade jointly announced the entry into a definitive agreement (the “First Interstate agreement") under which First Interstate, parent company of First Interstate Bank, will acquire Cascade in a cash and stock transaction for total consideration valued at approximately $590.5 million in aggregate, or $7.62 per share based on the First Interstate closing price of $38.40 per share on November 17, 2016 (the “First Interstate merger”).

Pursuant to the terms of the First Interstate agreement, Cascade shareholders will receive 0.14864 shares of First Interstate Class A common stock and $1.91 in cash in exchange for each share of Cascade common stock they hold. The exchange ratio is fixed and the portion of shares received by Cascade shareholders is expected to qualify as a tax-free exchange. Cascade shareholders will own approximately 20% of the outstanding capital stock of First Interstate once the transaction is complete.
First Interstate expects the transaction will result in long-term annual earnings per share accretion of 10% and 2018 earnings per share accretion of over 8% after accelerating the debit interchange limitations from the Durbin amendment brought on by crossing $10 billion in consolidated total assets. First Interstate is expected to recover the tangible book value dilution experienced in this transaction in approximately five years.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Each of the board of directors of Cascade and First Interstate has unanimously approved the First Interstate merger, and the directors and certain large shareholders of Cascade have entered into agreements with First Interstate pursuant to which they have agreed to vote their shares of Cascade common stock in favor of the First Interstate merger. Additionally, the directors of First Interstate have entered into agreements with Cascade pursuant to which they have agreed to vote their shares of First Interstate common stock in favor of the First Interstate merger.

First Interstate and Cascade expect to close the First Interstate merger early in the third quarter of 2017 after satisfaction of customary closing conditions, including regulatory approvals and the approvals of the First Interstate and Cascade shareholders. Immediately following the completion of the First Interstate merger, it is anticipated that Bank of the Cascades will be merged with and into First Interstate Bank. Upon completion of the First Interstate merger, two members of Cascade’s Board of Directors will be added to the First Interstate Board of Directors in order to maintain the community commitment that Cascade has established in important markets in the Pacific Northwest.

New authoritative accounting guidance

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating a step from the goodwill impairment test. The amendments in this update provide that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As we approach the adoption date, we will consult the updated goodwill impairment test steps to determine if an impairment charge should be recognized.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2016-15"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As we approach the adoption date, we will consult the framework to determine if the event should be disclosed as an acquisition or disposal of an asset or business.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (“ASU 2016-15”). ASU 2016-15 addresses the classification of debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of Corporate-Owned Life Insurance policies, including Bank-Owned Life Insurance policies, distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating which classifications apply to our business and will be prepared to report these classifications in the statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). ASU 2016-13 requires financial assets that are measured at amortized cost to be presented as the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets and for the expected increase or decrease of expected credit losses. ASU 2016-13 notes that credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

initial allowance for credit losses, for purchased available-for-sale securities, is added to the purchase price rather than reported as a credit loss expense. Subsequent changes in the allowance are recorded as credit loss expense. Interest income should be recognized based on the effective interest rate, excluding the discount attributed to the assessment of credit loss at acquisition. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating our available-for-sale security portfolio in order to determine the most efficient way to track the net amount expected to be collected on the security. As we approach the effective date, we will continue to develop this process in order to report on the expected increase or decrease of expected credit losses.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the effect of the pronouncement has not yet been quantified, we are continuing to evaluate the impact of recording the right-of-use assets and liabilities on our balance sheet.

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

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 amended the effective date to December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal Versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 defines the roles of a principal and agent in revenue recognition and determines when control of the good or service is transferred to the customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 establishes guidance on identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients" (“ASU 2016-12”). ASU 2016-12 clarifies the objective of the collectability criteria and notes the differences in applying the update at transition and on an ongoing basis. In December 2016, the FASB issued ASU 2016-20, "Revenue from Contracts with Customers: Technical Corrections and Improvements to Topic 606" ("ASU 2016-20"). ASU 2016-20 provides clarity on codification or to correct unintended application of guidance. Adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are not expected to have a material effect on our consolidated financial statements.

2. Business Combinations

Prime Pacific Financial Services, Inc.
On August 1, 2016, (the "PPFS Acquisition Date”), the Company acquired Prime Pacific Financial Services, Inc. (“PPFS”), the holding company of Prime Pacific Bank, National Association, a Snohomish county, national banking association (the “PPFS merger”).
Each share of PPFS common stock was converted into the right to receive 0.3050 shares of Cascade common stock. The conversion resulted in Cascade issuing 2,921,012 shares of its common stock.
The PPFS merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Preliminary goodwill of $3.3 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created and the economies of scale expected from combining the two banking organizations.
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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Purchase Price (in thousands), except per share data
Cascade shares issued for PPFS shares		2,921,012
Cascade share price		$5.56
Consideration from common stock conversion (0.3050 ratio)		$16,238
Cash paid in lieu of fractional shares		1
Total purchase price		$16,239
Assets
Cash and cash equivalents	$7,625
Investment securities	—
FHLB stock	424
Loans, net	102,670
Premises and equipment	5,333
Other real estate owned	—
Deferred tax asset	2,488
Bank owned life insurance	1,491
Other assets	2,364
Total assets	$122,395
Liabilities
Deposits	$101,544
Other liabilities	8,212
Total liabilities	$109,756

Net identifiable assets acquired		12,639
Intangible asset acquired (1)		342
Goodwill		$3,258

(1) Intangible assets consist of core deposit intangibles. The useful life for which the core deposit intangible is being amortized is 10 years.
PPFS merger-related charges of $1.5 million were recorded in the consolidated statement of comprehensive income for the year ended December 31, 2016. Such expenses were for human resources and professional services, among other categories, and include investment banker fees, legal and accounting support, as well as severance, IT and certain branch consolidation items.
The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of PPFS’s loan and deposit portfolios. In addition, the $1.5 million in acquisition-related expenses noted earlier are included in the twelve months ended December 31, 2015. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	Twelve months ended December 31,
	2016	2015
Net interest income	$96,511	$83,931
Non-interest expense	96,898	83,418
Net income	18,825	19,532
Net income per diluted share	0.26	0.26

Bank of America, National Association branches
On March 4, 2016, the Bank completed the acquisition of twelve Oregon branch locations and three Washington branch locations from Bank of America, National Association (the “branch acquisition” and together with the PPFS merger, the “2016 acquisitions”). This transaction allowed Cascade the opportunity to enhance and strengthen its footprint in Oregon, while providing entry into the Washington market. The Bank assumed approximately $469.9 million of branch deposits, paying a 2.00% premium on the average balance of deposits assumed, for a cash purchase price of $9.7 million.
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
Direct costs related to the branch acquisition were expensed as incurred in the year ended December 31, 2016. Such expenses primarily related to professional and legal services, human resource costs and information system charges. For the year ended December 31, 2016, the Company incurred $2.3 million of expenses related to the branch acquisition.
Pro forma income statements are not being presented as the information is not practicable to produce.

Home Federal Bank (“Home”)

On May 16, 2014 (the “Home Acquisition Date”), pursuant to the Agreement and Plan of Merger, dated as of October 23, 2013, between the Company and Home, Home merged with and into Cascade with Cascade continuing as the surviving corporation (the “Home merger”). Immediately after the Home merger, Home Federal Bank, a wholly-owned subsidiary of Home, merged with and into Bank of the Cascades, a wholly-owned subsidiary of Cascade, with Bank of the Cascades continuing as the surviving bank. The strategic rationale for the Home merger was to enhance the Company’s franchise value by improving earnings, revenue, scale and efficiency and to improve deposit market share in select high growth markets in Oregon and Idaho.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

All of Home’s common stock was converted into the right to receive $8.43 in cash and 1.6772 shares of Cascade common stock. The conversion of Home’s common stock into Cascades common stock resulted in Cascade issuing 24,309,131 shares of its common stock.

The Home merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Home Acquisition Date. Goodwill of $78.6 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the two banking organizations as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the Merger is accounted for as a tax-free exchange.

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

Purchase Price (in thousands, except share data)
Cascade Bancorp common stock shares issued for Home Federal shares		24,309,131
Cascade share price as calculated in the Merger Agreement		$4.91
Consideration from common stock conversion (1.6772 ratio)		$119,285
Consideration paid in cash ($8.43 per share)		122,163
Total purchase price		$241,448
ASSETS
Cash and cash equivalents	$160,782
Investment securities	318,893
Loans	392,411
Premises and equipment	17,432
Other real estate owned	3,514
Deferred tax asset	15,514
BOLI	15,896
Other assets	13,259
Core deposit intangible	7,667
Total assets	$945,368
LIABILITIES
Deposits	$759,176
Other liabilities	23,354
Total liabilities	$782,530
Net identifiable assets acquired		162,838
Goodwill		$78,610

(1) The core deposit intangible is being amortized over a 10 year period, which is its expected useful life.

Home merger-related charges of $11.6 million were recorded in the consolidated statement of comprehensive income for the year to date December 31, 2014. Such expenses were primarily related to professional and legal services, equipment and property maintenance, and information system charges incurred in connection with the acquisition.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table provides the unaudited pro forma information for the results of operations for the year to date periods ended December 31, 2014 and 2013, as if the Home merger had occurred on January 1, 2013. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Home’s loan, investment and deposit portfolios. In addition, merger-related expenses and certain change in control costs incurred in 2014 have been excluded from the pro forma December 31, 2014 results and included in the pro forma results for December 31, 2013. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the Merger occurred on January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	Twelve Months Ended December 31,
	2014	2013
Net interest income	$79,373	$77,932
Non interest expense	89,205	110,454
Net income	11,288	27,308
Net income per diluted share	0.16	0.38

3. Cash and due from banks

By regulation, the Bank must meet reserve requirements as established by the FRB ($24.8 million and $21.9 million at December 31, 2016 and 2015, respectively). Accordingly, the Bank complies with such requirements by holding cash on hand and maintaining average reserve balances on deposit with the FRB in accordance with such regulations.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

4. Investment securities

Investment securities at December 31, 2016 and 2015 consisted of the following (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2016
Available-for-sale
U.S. Agency mortgage-backed securities (MBS)	$165,933	$1,828	$(799)	$166,962
Non-agency MBS	252,153	203	(3,408)	248,948
U.S. Agency asset-backed securities	6,700	419	(57)	7,062
Corporate securities	71,213	397	(287)	71,323
Mutual fund	537	—	(13)	524
	$496,536	$2,847	$(4,564)	$494,819
Held-to-maturity
U.S. Agency mortgage-backed securities (MBS)	$101,563	$1,195	$(148)	$102,610
Tax credit investments	287	—	—	287
Obligations of state and political subdivisions	38,707	770	(102)	39,375
	$140,557	$1,965	$(250)	$142,272

2015
Available-for-sale
U.S. Agency MBS	$154,691	$2,698	$(455)	$156,934
Non-agency MBS	118,765	477	(1,016)	118,226
U.S. Agency asset-backed securities	7,468	800	(23)	8,245
Corporate securities	26,199	121	—	26,320
Mutual fund	525	12	—	537
	$307,648	$4,108	$(1,494)	$310,262
Held-to-maturity
U.S. Agency mortgage-backed securities (MBS)	$98,800	$1,875	$(5)	$100,670
Tax credit investments	421	—	—	421
Obligations of state and political subdivisions	40,203	968	(2)	41,169
	$139,424	$2,843	$(7)	$142,260

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015 (dollars in thousands):

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
2016
Available-for-sale
U.S. Agency MBS	$51,082	$(786)	$1,733	$(13)	$52,815	$(799)
Non-Agency MBS	211,909	(3,268)	1,933	(140)	213,842	(3,408)
U.S. Agency asset-backed securities	—	—	1,918	(57)	1,918	(57)
Corporate securities	6,709	(287)	—	—	6,709	(287)
Mutual fund	524	(13)	—	—	524	(13)
	$270,224	$(4,354)	$5,584	$(210)	$275,808	$(4,564)

Held-to-maturity
U.S. Agency MBS	$7,641	$(148)	$—	$—	$7,641	$(148)
Obligations of state and political subdivisions	1,942	(102)	—	—	1,942	(102)
	$9,583	$(250)	$—	$—	$9,583	$(250)
2015
Available-for-sale
U.S. Agency MBS	$23,630	$(123)	$34,576	$(332)	$58,206	$(455)
Non-Agency MBS	66,412	(765)	12,225	(251)	78,637	(1,016)
U.S. Agency asset-backed securities	—	—	1,521	(23)	1,521	(23)
	$90,042	$(888)	$48,322	$(606)	$138,364	$(1,494)

Held-to-maturity
U.S. Agency MBS	$2,063	$(5)	$—	$—	$2,063	$(5)
Obligations of state and political subdivisions	725	(2)	—	—	725	(2)
	$2,788	$(7)	$—	$—	$2,788	$(7)

At December 31, 2016 and 2015 there were 87 and 46 securities, respectively, in an unrealized loss position. The unrealized losses on investments in U.S. Agency and non-agency MBS, U.S. Agency asset-backed securities, and corporate securities are primarily due to elevated yield/rate spreads at December 31, 2016 and 2015 as compared to yield/rate relationships prevailing at the time specific investment securities were purchased. Differences between fair value and book value will continue to vary with changes in market interest rates and credit quality risks of such securities. However, temporary differences from book value are expected to lessen as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary and no impairment adjustments have been recorded for the years ended December 31, 2016, 2015 and 2014.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of December 31, 2016, management did not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The amortized cost and estimated fair value of investment securities at December 31, 2016, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$3,397	$3,411	$—	$—
Due after one year through five years	75,489	75,632	34,955	35,205
Due after five years through ten years	37,600	37,341	87,817	89,323
Due after ten years	379,513	377,911	17,498	17,457
Mutual fund	537	524	—	—
Tax credit investments	—	—	287	287
	$496,536	$494,819	$140,557	$142,272

Investment securities with an estimated fair value of approximately $138.3 million and $118.0 million at December 31, 2016 and 2015, respectively, were pledged or in the process of being pledged, to secure various borrowings or available lines of credit and for other purposes as required or permitted by law.

The Company sold no investment securities during the year ended December 31, 2016, and sold $30.0 million and $63.5 million of investment securities during the years ended December 31, 2015 and 2014, respectively.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

5. Loans and reserve for credit losses

 Loans receivable at December 31, 2016 and 2015 consisted of the following (dollars in thousands):

	2016		2015
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$298,721	16.4%	$263,095	18.1%
Non-owner occupied	514,363	28.3%	431,379	29.7%
Total commercial real estate loans	813,084	44.7%	694,474	47.8%
Construction	200,654	11.0%	119,723	8.2%
Residential real estate	377,374	20.7%	237,084	16.3%
Commercial and industrial	386,150	21.2%	363,335	25.0%
Consumer	42,072	2.4%	38,362	2.7%
Total loans	1,819,334	100.0%	1,452,978	100.0%

Less:
Deferred loan fees, net	(1,764)		(1,419)
Reserve for loan losses	(25,290)		(24,415)
Loans, net	$1,792,280		$1,427,144

Acquired loans (b):
Commercial real estate:
Owner occupied	$92,490	32.5%	$45,236	19.3%
Non-owner occupied and other	98,034	34.4%	95,183	40.5%
Total commercial real estate loans	190,524	66.9%	140,419	59.8%
Construction	10,384	3.6%	10,629	4.5%
Residential real estate	54,468	19.1%	61,306	26.1%
Commercial and industrial	28,286	9.9%	21,109	9.0%
Consumer	1,416	0.5%	1,488	0.6%
Total loans	285,078	100.0%	234,951	100.0%

Total loans:
Commercial real estate:
Owner occupied	$391,211	18.6%	$308,331	18.3%
Non-owner occupied and other	612,397	29.1%	526,562	31.2%
Total commercial real estate loans	1,003,608	47.7%	834,893	49.5%
Construction	211,038	10.0%	130,352	7.7%
Residential real estate	431,842	20.5%	298,390	17.7%
Commercial and industrial	414,436	19.7%	384,444	22.8%
Consumer	43,488	2.1%	39,850	2.3%
Total loans	2,104,412	100.0%	1,687,929	100.0%

Less:
Deferred loan fees	(1,764)		(1,419)
Reserve for loan losses	(25,290)		(24,415)
Loans, net	$2,077,358		$1,662,095

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the Home merger and PPFS merger.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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

Approximately 76.4% of the Bank’s originated loan portfolio at December 31, 2016 consisted of real estate-related loans including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At December 31, 2016, approximately 78.2% of the Bank’s total portfolio (inclusive of acquired loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon and the greater Boise/Treasure Valley, Idaho and Seattle, Washington areas. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management is targeting to reduce commercial real estate (“CRE”) concentration over the long term, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets we serve.

The Company originates C&I loans mainly to businesses in its footprint. Repayment of such loans is dependent upon future cash flows of the obligor businesses that are subject to various industry sector risk. In addition, the Company has purchased C&I participations typically referred to as SNCs. The SNC portfolio strategy is intended to diversify the Company’s credit risk profile geographically and by industry. Additionally, such loans enhance the Company’s interest rate risk profile as they float with LIBOR rates. C&I loans are subject to the variety of credit risks described above but they are not directly secured by real estate.

In the normal course of business, the Bank may buy or participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2016 and 2015, the portion of loans participated to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $128.8 million and $44.2 million, respectively. At December 31, 2016 and 2015, purchased loan participations totaled $145.3 million and $179.2 million, respectively.

Acquired loans

PPFS
Acquired loans include those loans purchased by the Company in the PPFS merger. These loans were recorded at estimated fair value at the PPFS Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the PPFS acquired loans at acquisition was a reduction of $2.5 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of December 31, 2016, the remaining net fair value adjustment to the PPFS acquired loans was $1.7 million.

Home
Acquired loans also include those loans purchased by the Company in the Home merger. These loans were recorded at estimated fair value at the Home Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was a reduction of $6.0 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of December 31, 2016, the remaining net fair value adjustment was $1.6 million.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Of the PPFS and Home loans acquired on the PPFS Acquisition Date and Home Acquisition Date, as applicable, and still held at December 31, 2016, $8.0 million or 2.8% were graded substandard. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of December 31, 2016, $21.6 million, or 7.6%, of the $285.1 million in acquired loans were covered under loss sharing agreements with the FDIC. The agreements were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements in September 2014 and 2015, the Company is no longer indemnified for losses and related expenses on covered assets and the risk-based capital ratios have been reduced. While the agreements were in place, the covered assets received a 20% risk-weighting. After the agreements expired, the risk-weighting for previously covered assets most likely increases to 100%, based on current regulatory capital definitions. Nearly all of the assets remaining in the covered asset portfolios are non-single family covered assets. Therefore, most of the covered assets were no longer indemnified after September 2014 or September 2015. With the amount of loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

A net loss share payable was recorded at the Home Acquisition Date which represents the estimated value of reimbursement the Company expects to pay to the FDIC for recoveries net of incurred losses on covered loans. These expected reimbursements were recorded as part of covered loans in conjunction with the Home merger accounting. Upon the determination of an incurred loss or recovery, the loss share receivable/payable is changed by the amount due to or due from the FDIC.

Changes in the loss share payable (receivable) associated with covered loans for the year ended December 31, 2016 were as follows (dollars in thousands):

Year ended
December 31, 2016
Balance at beginning of period	$289
Paid to FDIC	(1,224)
Increase due to impairment	(53)
FDIC reimbursement	1,156
Shared loss expenses	(96)
Adjustments from prior periods	4
Balance at end of period	$76

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The increase in the reserve for loan losses from December 31, 2015 to December 31, 2016 was related to net recoveries during the period. The unallocated reserve for loan losses at December 31, 2016 has decreased by $0.9 million from the balance at December 31, 2015. The Company has determined the level of unallocated reserve is appropriate based upon the lack of seasoning with respect to its methodology enhancements, including qualitative adjustments with respect to concentration risk and estimating reserves against certain loan pools and industries as opposed to reserving on a loan by loan basis for such loans. In addition, the unallocated reflects the lack of seasoning as to credit quality performance of its recently acquired PPFS, Home and SNCs portfolios. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired loans are based on expected prepayments, charge offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was $6.0 million and $2.5 million for Home and PPFS, respectively, at the time of the applicable acquisition representing a valuation adjustment for interest rate and credit quality. The credit component of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient a provision to the reserve for loan losses will be made.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2016
Reserve for loan losses
Balance at beginning of year	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415
Loan loss provision (credit)	(530)	784	1,072	(1,708)	1,270	(888)	—
Recoveries	2,957	368	288	1,470	920	—	6,003
Loans charged off	(40)	—	(110)	(3,074)	(1,904)	—	(5,128)
Balance at end of year	$6,321	$2,196	$3,325	$10,657	$1,203	$1,588	$25,290

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$6,321	$2,196	$3,325	$10,657	$1,203	$1,588	$25,290
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$6,369	$2,464	$3,350	$10,732	$1,227	$1,588	$25,730

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2015
Reserve for loan losses
Balance at beginning of year	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Loan loss provision (credit)	(5,552)	(525)	(494)	4,682	707	(2,818)	(4,000)
Recoveries	4,150	436	850	3,820	618	—	9,874
Loans charged off	(278)	—	(402)	(1,377)	(1,455)	—	(3,512)
Balance at end of year	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$3,934	$1,044	$2,075	$13,969	$917	$2,476	$24,415
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$3,982	$1,312	$2,100	$14,044	$941	$2,476	$24,855

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
2014
Reserve for loan losses
Balance at beginning of year	$9,565	$535	$2,381	$6,261	$1,401	$714	$20,857
Loan loss provision (credit)	(4,484)	(348)	(315)	(12)	579	4,580	—
Recoveries	1,801	1,242	929	2,158	309	—	6,439
Loans charged off	(1,268)	(296)	(874)	(1,563)	(1,242)	—	(5,243)
Balance at end of year	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053

Reserve for unfunded lending commitments
Balance at beginning of year	$48	$268	$25	$75	$24	$—	$440
Provision (credit) for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of year	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$5,614	$1,133	$2,121	$6,844	$1,047	$5,294	$22,053
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$5,662	$1,401	$2,146	$6,919	$1,071	$5,294	$22,493

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at December 31, 2016 and 2015 (dollars in thousands). As the acquired loan portfolio is covered by the valuation adjustment taken at the time of acquisition and as the original mark continues to be more than sufficient, impaired acquired loans are excluded from the individually evaluated for impairment amounts below.

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
2016
Commercial real estate	$—	$6,321	$6,321	$640	$1,002,968	$1,003,608
Construction	—	2,196	2,196	—	211,038	211,038
Residential real estate	—	3,325	3,325	—	431,842	431,842
Commercial and industrial	2,000	8,657	10,657	7,034	407,402	414,436
Consumer	—	1,203	1,203	—	43,488	43,488
	$2,000	$21,702	23,702	$7,674	$2,096,738	$2,104,412
Unallocated			1,588
			$25,290

2015
Commercial real estate	$78	$3,856	$3,934	$3,835	$831,058	$834,893
Construction	—	1,044	1,044	365	129,987	130,352
Residential real estate	—	2,075	2,075	18	298,372	298,390
Commercial and industrial	164	13,805	13,969	2,724	381,720	384,444
Consumer	—	917	917	—	39,850	39,850
	$242	$21,697	21,939	$6,942	$1,680,987	$1,687,929
Unallocated			2,476
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
Years Ended December 31, 2016, 2015 and 2014

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

During the year ended December 31, 2016 the Bank reduced loans classified as special mention and substandard in the originated portfolio by $10.2 million, while total loans classified as special mention and substandard decreased $26.5 million. Remediation on the originated portfolio was accomplished through credit upgrades mainly owing to improved obligor cash flows as well as payoffs/paydowns, and/or sales. Work began on the acquired loan portfolio at the PPFS and Home Acquisition Dates.

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at December 31, 2016 and 2015 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
2016
Originated loans (a):
Commercial real estate:
Owner occupied	$282,438	$9,007	$1,302	$5,974	$298,721
Non-owner occupied	506,946	2,234	4,180	1,003	514,363
Total commercial real estate loans	789,384	11,241	5,482	6,977	813,084
Construction	200,278	—	—	376	200,654
Residential real estate	376,713	—	—	661	377,374
Commercial and industrial	351,914	11,472	5,452	17,312	386,150
Consumer	42,060	—	—	12	42,072
	$1,760,349	$22,713	$10,934	$25,338	$1,819,334
Acquired loans (b):
Commercial real estate:
Owner occupied	$85,868	$3,222	$1,663	$1,737	$92,490
Non-owner occupied	81,494	3,967	7,962	4,611	98,034
Total commercial real estate loans	167,362	7,189	9,625	6,348	190,524
Construction	10,331	—	—	53	10,384
Residential real estate	51,489	1,988	—	991	54,468
Commercial and industrial	27,636	64	—	586	28,286

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Consumer	1,416	—	—	—	1,416
	$258,234	$9,241	$9,625	$7,978	$285,078
Total loans:
Commercial real estate:
Owner occupied	$368,306	$12,229	$2,965	$7,711	$391,211
Non-owner occupied	588,440	6,201	12,142	5,614	612,397
Total commercial real estate loans	956,746	18,430	15,107	13,325	1,003,608
Construction	210,609	—	—	429	211,038
Residential real estate	428,202	1,988	—	1,652	431,842
Commercial and industrial	379,550	11,536	5,452	17,898	414,436
Consumer	43,476	—	—	12	43,488
	$2,018,583	$31,954	$20,559	$33,316	$2,104,412

2015
Originated (a):
Commercial real estate:
Owner occupied	$243,113	$8,623	$1,426	$9,933	$263,095
Non-owner occupied	411,137	9,825	4,522	5,895	431,379
Total commercial real estate loans	654,250	18,448	5,948	15,828	694,474
Construction	118,752	—	971	—	119,723
Residential real estate	236,574	—	—	510	237,084
Commercial and industrial	328,934	11,220	13,729	9,452	363,335
Consumer	38,350	—	—	12	38,362
	$1,376,860	$29,668	$20,648	$25,802	$1,452,978
Acquired loans (b):
Commercial real estate:
Owner occupied	$34,081	$3,480	$7,341	$334	$45,236
Non-owner occupied	71,334	2,751	9,386	11,712	95,183
Total commercial real estate loans	105,415	6,231	16,727	12,046	140,419
Construction	10,597	—	—	32	10,629
Residential real estate	60,151	—	—	1,155	61,306
Commercial and industrial	17,034	153	3,461	461	21,109
Consumer	1,485	—	—	3	1,488
	$194,682	$6,384	$20,188	$13,697	$234,951
Total loans:
Commercial real estate:
Owner occupied	$277,194	$12,103	$8,767	$10,267	$308,331
Non-owner occupied	482,471	12,576	13,908	17,607	526,562
Total commercial real estate loans	759,665	24,679	22,675	27,874	834,893
Construction	129,349	—	971	32	130,352
Residential real estate	296,725	—	—	1,665	298,390
Commercial and industrial	345,968	11,373	17,190	9,913	384,444
Consumer	39,835	—	—	15	39,850
	$1,571,542	$36,052	$40,836	$39,499	$1,687,929

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the Home merger and PPFS merger.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at December 31, 2016 and 2015 (dollars in thousands):

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
2016
Originated loans (a):
Commercial real estate:
Owner occupied	$205	$490	$695	$298,026	$298,721
Non-owner occupied	100	—	100	514,263	514,363
Total commercial real estate loans	305	490	795	812,289	813,084
Construction	97	376	473	200,181	200,654
Residential real estate	1,488	—	1,488	375,886	377,374
Commercial and industrial	290	338	628	385,522	386,150
Consumer	322	12	334	41,738	42,072
	$2,502	$1,216	$3,718	$1,815,616	$1,819,334

Acquired loans (b):
Commercial real estate:
Owner occupied	$317	$—	$317	$92,173	$92,490
Non-owner occupied	—	—	—	98,034	98,034
Total commercial real estate loans	317	—	317	190,207	190,524
Construction	—	17	17	10,367	10,384
Residential real estate	2,053	543	2,596	51,872	54,468
Commercial and industrial	257	—	257	28,029	28,286
Consumer	9	—	9	1,407	1,416
	$2,636	$560	$3,196	$281,882	$285,078

Total loans:
Commercial real estate:
Owner occupied	$522	$490	$1,012	$390,199	$391,211
Non-owner occupied	100	—	100	612,297	612,397
Total commercial real estate loans	622	490	1,112	1,002,496	1,003,608
Construction	97	393	490	210,548	211,038
Residential real estate	3,541	543	4,084	427,758	431,842
Commercial and industrial	547	338	885	413,551	414,436
Consumer	331	12	343	43,145	43,488
	$5,138	$1,776	$6,914	$2,097,498	$2,104,412

2015
Originated loans (a):
Commercial real estate:
Owner occupied	$1,020	$719	$1,739	$261,356	$263,095
Non-owner occupied	593	—	593	430,786	431,379
Total commercial real estate loans	1,613	719	2,332	692,142	694,474
Construction	—	—	—	119,723	119,723
Residential real estate	196	—	196	236,888	237,084
Commercial and industrial	346	239	585	362,750	363,335
Consumer	209	12	221	38,141	38,362

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	$2,364	$970	$3,334	$1,449,644	$1,452,978

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$—	$—	$45,236	$45,236
Non-owner occupied	2,049	—	2,049	93,134	95,183
Total commercial real estate loans	2,049	—	2,049	138,370	140,419
Construction	46	—	46	10,583	10,629
Residential real estate	748	534	1,282	60,024	61,306
Commercial and industrial	6	5	11	21,098	21,109
Consumer	53	—	53	1,435	1,488
	$2,902	$539	$3,441	$231,510	$234,951

Total loans:
Commercial real estate:
Owner occupied	$1,020	$719	$1,739	$306,592	$308,331
Non-owner occupied	2,642	—	2,642	523,920	526,562
Total commercial real estate loans	3,662	719	4,381	830,512	834,893
Construction	46	—	46	130,306	130,352
Residential real estate	944	534	1,478	296,912	298,390
Commercial and industrial	352	244	596	383,848	384,444
Consumer	262	12	274	39,576	39,850
	$5,266	$1,509	$6,775	$1,681,154	$1,687,929

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the Home merger and PPFS merger.

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.02 million and $0.07 million at December 31, 2016 and 2015, respectively.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table presents information related to impaired loans, by portfolio class, at December 31, 2016 and 2015 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
2016
Commercial real estate:
Owner occupied	$—	$640	$640	$1,077	$—
Non-owner occupied	—	—	—	—	—
Total commercial real estate loans	—	640	640	1,077	—
Construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial and industrial	6,701	333	7,034	10,359	2,000
Consumer	—	—	—	—	—
	$6,701	$973	$7,674	$11,436	$2,000

2015
Commercial real estate:
Owner occupied	$1,032	$2,157	$3,189	$4,285	$73
Non-owner occupied	646	—	646	646	5
Total commercial real estate loans	1,678	2,157	3,835	4,931	78
Construction	—	365	365	365	—
Residential real estate	—	18	18	18	—
Commercial and industrial	2,539	185	2,724	3,366	164
Consumer	—	—	—	—	—
	$4,217	$2,725	$6,942	$8,680	$242

At December 31, 2016, the total recorded balance of impaired loans in the above table included no TDR loans which were not on non-accrual status and at December 31, 2015, the total recorded balance of impaired loans in the above table included $0.8 million TDR loans which were not on non-accrual status.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year ended
	2016	2015	2014
Commercial real estate:
Owner occupied	$1,757	$3,216	$6,115
Non-owner occupied	1,905	6,384	22,699
Total commercial real estate loans	3,662	9,600	28,814
Construction	—	499	1,157
Residential real estate	—	54	381
Commercial and industrial	7,409	2,793	4,015
Consumer	—	—	—
	$11,071	$12,946	$34,367

Interest income recognized for cash payments received on impaired loans for the years ended December 31, 2016 and 2015 was $1.1 million and $0.6 million, respectively, and for the year ended December 31, 2014 was insignificant.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Information with respect to the Company’s non-accrual loans, by portfolio class, at December 31, 2016 and 2015 is as follows (dollars in thousands):

	2016	2015
Commercial real estate:
Owner occupied	$1,739	$2,742
Non-owner occupied	2,659	434
Total commercial real estate loans	4,398	3,176
Construction	429	—
Residential real estate	1,598	1,427
Commercial and industrial	7,270	447
Consumer	—	3
Total non-accrual loans	$13,695	$5,053

Accruing loans which are contractually past due 90 days or more:
Commercial and industrial	5	56
Consumer	12	12
Total accruing loans which are contractually past due 90 days or more	$17	$68

TDRs

The Company allocated no specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2016 and as of December 31, 2015. TDRs involve the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospect for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual at the time of restructuring, it will remain on accrual after the restructuring. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accrual status.

Typically, once a loan is identified as a TDR it will retain that designation until it is paid off, because restructured loans generally are not at market rates following restructuring. Under certain circumstances a TDR may be removed from TDR status if it is determined to no longer be impaired and the loan is at a competitive interest rate. Under such circumstances, allowance allocations for loans removed from TDR status would be based on the historical allocation for the applicable loan grade and loan class. Consistent with accounting principles, acquired loans previously identified by Home as TDRs were marked to fair value at the Home Acquisition Date and accordingly are not included as TDRs on the Company’s books.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table presents, by portfolio segment, information with respect to the Company’s loans that were modified and recorded as TDRs during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—	—	$—
Construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial and industrial	1	22	1	25	—	—
Consumer	—	—	—	—	—	—
	1	$22	1	$25	—	$—

There were no loans modified and recorded as TDRs during the year ended December 31, 2014. There was no change in the pre- and post-TDR outstanding recorded investment for loans restructured during the years ended December 31, 2016, 2015 and 2014.

At December 31, 2016 and 2015, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the years ended December 31, 2016 and 2015, and by the primary type of concession granted (dollars in thousands). There were no restructured TDRs in 2014.

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

There were no TDRs which had payment defaults during the year ended December 31, 2016, 2015, and 2014 that had been previously restructured within the last twelve months prior to December 31, 2016 and 2015, and 2014.

6. Mortgage banking activities

Net MSRs, as included in Other Assets, at December 31, 2016 and 2015 were $2.3 million and $2.2 million, respectively. Transactions in the Company’s MSRs for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands).

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	2016	2015
Balance at beginning of year	$2,186	$2,248
Additions	885	631
Amortization	(723)	(693)
Balances at end of year	$2,348	$2,186

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	2016	2015	2014
Origination and processing fees	$360	$614	$748
Gain on sales of mortgage loans, net	3,044	2,007	1,539
Servicing fees, net	715	689	678
Amortization	(723)	(693)	(669)
Mortgage banking income, net	$3,396	$2,617	$2,296

7. Premises and equipment

Premises and equipment at December 31, 2016 and 2015 consisted of the following (dollars in thousands):

	2016	2015
Land	$13,591	$10,501
Buildings and leasehold improvements	41,748	39,150
Furniture and equipment	17,603	15,991
	72,942	65,642
Less accumulated depreciation and amortization	(24,284)	(23,611)
Premises and equipment, net	$48,658	$42,031

8. Other real estate owned, net

Transactions in the Company’s OREO for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014
Balance at beginning of year	$3,274	$3,309	$3,144
Additions	367	1,558	3,705
Dispositions	(1,964)	(3,140)	(3,611)
Change in valuation allowance	—	1,547	71
Balance at end of year	$1,677	$3,274	$3,309

The following table summarizes activity in the OREO valuation allowance for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Balance at beginning of year	$776	$2,323	$2,394
Additions to valuation allowance	—	72	1,163
Reductions due to sales of OREO	—	(1,619)	(1,234)
Balance at end of year	$776	$776	$2,323

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table summarizes OREO expenses for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Operating costs	$251	$367	$175
(Gains) losses on sales of OREO	(247)	(371)	(183)
Increases in valuation allowance	167	72	996
Total	$171	$68	$988

9. Goodwill and other intangibles assets

The Company recorded $3.3 million of goodwill in connection with the PPFS merger.

The Company recorded $4.0 million of goodwill in connection with the branch acquisition.

The Company recorded $78.6 million of goodwill in connection with the Home merger.

In accordance with the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is not amortized but is reviewed for potential impairment at the reporting unit level. Management analyzes its goodwill for impairment on an annual basis and between annual tests in certain circumstances, such as upon material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an impairment assessment as of December 31, 2016 and 2015 and concluded that there was no impairment to goodwill.

Core deposit intangibles (“CDI”) are evaluated for impairment on an annual basis and between annuals tests if events and circumstances indicate a possible impairment. The CDI is amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the years ended December 31, 2016 and 2015 (dollars in thousands). The Company had $7.7 million recorded CDI and $0.5 million amortization expense during 2014.

	2016	2015
Gross core deposit intangibles balance, beginning of period	$8,196	$8,196
Accumulated amortization, beginning of period	(1,333)	(513)
Core deposit intangible, net, beginning of period	6,863	7,683
Established through acquisitions	6,770	—
CDI current period amortization	(1,316)	(820)
Total core deposit intangible, end of period	$12,317	$6,863

The following table provides the estimated future amortization expense of CDI for the succeeding five years (dollars in thousands):

Years Ending December 31,
2017	$1,497
2018	1,497
2019	1,497
2020	1,497
2021	1,497

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

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company provides the customer with a variable rate loan and enters into an interest rate swap in which the customer receives a variable rate payment in exchange for a fixed rate payment. The Company offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty for the same notional amount and length of term. The dealer counterparty receives a fixed rate payment and in exchange the Company receives a variable rate payment. Generally, these instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as market-driven interest rates and prices or other economic factors.

The Company may be exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparties to fail their obligations.

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

As of December 31, 2016 and 2015, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands).

	Asset Derivatives				Liability Derivatives
	2016		2015		2016		2015
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$256,950	$5,239	$169,720	$8,646	$256,950	$5,239	$169,720	$8,646

(1)- Included in other assets on the consolidated balance sheet
(2)- Included in other liabilities on the consolidated balance sheet

Swap fee income, as included in noninterest income, was $2.5 million, $2.5 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $5.0 million and $8.6 million as of December 31, 2016 and 2015, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s balance sheet as of December 31, 2016 and 2015 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	December 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount

Asset Derivatives
Interest rate swaps	$5,239	$—	$5,239	$—	$—	$5,239

Liability Derivatives
Interest rate swaps	$5,239	$—	$5,239	$—	$5,000	$239

	December 31, 2015
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$—	$8,646

Liability Derivatives
Interest rate swaps	$8,646	$—	$8,646	$—	$8,595	$51

11. Time deposits

Time deposits in amounts of $250 thousand or more aggregated to approximately $22.7 million and $32.5 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled annual maturities of all time deposits were approximately as follows (dollars in thousands):

2017	$154,098
2018	31,931
2019	16,516
2020	12,357
2021	4,755
Thereafter	705
$220,362

At December 31, 2016 and 2015, the Bank had no wholesale brokered deposits.

At December 31, 2016 the Bank had $11.0 million internet listing service deposits and at December 31, 2015 the Bank no internet listing service deposits. The remaining internet listing service CD’s were from the PPFS merger.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

12. Other borrowings

The Bank is a member of the FHLB Des Moines. As a member, the Bank has a committed borrowing line of credit up to 35% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required investment in FHLB stock. At December 31, 2016 and 2015, the Bank had no outstanding borrowings under the committed lines of credit. All outstanding borrowings and letters of credit with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, any funds on deposit with the FHLB, certain investment securities, and certain loans. At December 31, 2016, the Bank had available borrowings with the FHLB of approximately $644.7 million, based on eligible collateral. There can be no assurance that future advances will be allowed by the FHLB.

At December 31, 2016, the Bank had no borrowings outstanding with the FRB and had approximately $16.1 million in available short-term borrowings at FRB, collateralized by certain of the Bank’s securities.

As an additional source of liquidity, the Bank has federal fund borrowing agreements with correspondent banks aggregating approximately $90.0 million at December 31, 2016. At December 31, 2016, the Company had no outstanding borrowings under these federal fund borrowing agreements.

13. Commitments, guarantees and contingencies

Off-balance sheet financial instruments

In the ordinary course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these financial instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2016 and 2015, the Bank had no material commitments to extend credit at below-market interest rates.
The Bank’s exposure to credit loss for commitments to extend credit, commitments under credit card lines of credit, and standby letters of credit is represented by the contractual amount of these instruments. The Bank follows the same credit policies in underwriting and offering commitments and conditional obligations as it does for on-balance sheet financial instruments.

A summary of the Bank’s off-balance sheet financial instruments which are used to meet the financing needs of its customers is approximately as follows at December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Commitments to extend credit	$580,450	$479,353
Commitments under credit card lines of credit	80,612	65,988
Standby letters of credit	5,887	5,090
Total off-balance sheet financial instruments	$666,949	$550,431

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank applies established credit related standards and underwriting practices in evaluating the creditworthiness of such obligors. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the counterparty. The increase in commitments between 2015 and 2016 mainly reflect higher commercial, construction and commercial real estate loan commitments.

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
Years Ended December 31, 2016, 2015 and 2014

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

The Bank considers the fees collected in connection with the issuance of standby letters of credit to be representative of the fair value of its obligations undertaken in issuing the guarantees. In accordance with GAAP related to guarantees, the Bank defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the related standby letter of credit agreement. At December 31, 2016 and 2015, the Bank’s deferred standby letter of credit fees, which represent the fair value of the Bank’s potential obligations under the standby letter of credit guarantees, were insignificant to the accompanying consolidated financial statements.
Lease commitments

The Bank leases certain land and facilities under operating leases, some of which include renewal options and escalation clauses. At December 31, 2016, the aggregate minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year were approximately as follows (dollars in thousands):

2017	$1,706
2018	1,356
2019	1,114
2020	762
2021	553
Thereafter	4,513
$10,004

Total rental expense was approximately $3.2 million in 2016, $2.3 million in 2015, and $3.0 million in 2014. The increase in rental expense in 2016 was primarily related to additional leased properties obtained during the 2016 acquisitions.

Litigation

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2016.

Other

The Bank is a public depository and, accordingly, accepts deposit funds belonging to, or held for the benefit of, the state of Oregon, political subdivisions thereof, municipal corporations, and other public funds. In accordance with applicable state law, in the event of default of one bank, all participating banks in the state collectively assure that no loss of funds is suffered by any public depositor. Generally, in the event of default by a public depository and to the extent sufficient collateral is unavailable to repay public funds, the assessment applicable to all public depositories is allocated on a pro rata basis in proportion to the maximum liability of each public depository as it existed on the date of loss. The Bank has pledged letters of credit issued by the FHLB which collateralizes public deposits not otherwise insured by the FDIC. At December 31, 2016, there was no liability associated with the Bank’s participation in this pool because all participating banks are presently required to fully collateralize uninsured Oregon public deposits, and there were no occurrences of an actual loss on Oregon public deposits at such participating banks. The maximum future contingent liability is dependent upon the occurrence of an actual loss, the amount of such loss, the failure of collateral to cover such a loss, and the resulting share of loss to be assessed to the Company.

The Company has entered into employment contracts and benefit plans with certain executive officers and members of the Board that allow for payments (or accelerated payments) contingent upon a change in control of the Company.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

14. Income taxes

The approximate provision for income taxes for the years ended December 31, 2016, 2015, and 2014 was as follows (dollars in thousands):

	2016	2015	2014
Current:
Federal	$(801)	$(582)	$(185)
State	(160)	(111)	(30)
	(961)	(693)	(215)
Deferred	(9,607)	(11,820)	37
(Provision) for income taxes	$(10,568)	$(12,513)	$(178)

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. A reconciliation of the differences for the years ended December 31, 2016, 2015, and 2014 is as follows (dollars in thousands):

	2016	2015	2014
Expected federal income tax provision/credit at statutory rates	$(9,569)	$(11,582)	$(1,370)
State income taxes, net of federal effect	(1,293)	(1,456)	(179)
Effect of nontaxable income, net	779	643	489
Reversal of valuation allowance	15	4	—
Tax affected disallowed merger costs	(369)	—	(974)
Rate change for deferred taxes	195	(353)	1,687
Other, net	(326)	231	169
(Provision) for income taxes	$(10,568)	$(12,513)	$(178)

The income tax provision in 2016 represents a 38.7% effective tax rate on the Company’s $27.3 million of pretax income. This rate differs from statutory rates due primarily to a revaluation of net deferred tax assets, mainly related to an anticipated change in our applicable state rate at the time the net DTA will be utilized and additional tax effect of nontaxable income arising from bank-owned life insurance and municipal securities, less the impact of tax affected disallowed merger costs related to the 2016 acquisitions and pending merger with First Interstate. Other differences to the effective tax rate were related to normal recurring permanent differences and tax credits.
The significant components of the net deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	2016	2015
Deferred tax assets:
Reserve for loan losses and unfunded loan commitments	$10,431	$8,961
Deferred benefit plan expenses, net	13,663	12,768
Federal and state net operating loss and other carryforwards	14,840	28,068
Tax credit carryforwards	3,419	2,427
Allowance for losses on OREO	441	651
Accrued interest on non-accrual loans	125	169
Purchased intangibles	4,870	5,390
Fair value of acquired assets/liabilities	2,698	1,563
Other	1,464	575
Deferred tax assets	51,951	60,572
Valuation allowance for deferred tax assets	(59)	(74)
Deferred tax assets, net of valuation allowance	51,892	60,498
Deferred tax liabilities:
Accumulated depreciation and amortization	2,755	2,070
Deferred loan fees	1,240	1,233
FHLB stock dividends	289	2,242
Net unrealized gains (losses) on investment securities available-for-sale	(653)	994
Purchased intangibles	2,395	2,543
Other	694	743
Deferred tax liabilities	6,720	9,825
Net deferred tax assets (liabilities)	$45,172	$50,673

The Company recorded an income tax provision of $10.6 million, $12.5 million, and $0.2 million in 2016, 2015, and 2014, respectively.

At December 31, 2016, the Company had deferred tax assets of $10.7 million and $4.1 million for federal and state net operating loss (“NOL”) carry-forwards, respectively. Also, the Company had deferred tax assets of $0.0 million, $3.4 million and $0.0 million for charitable contribution carry-forwards, federal and state tax credits, respectively. At December 31, 2015, the Company had deferred tax assets of $22.1 million and $6.0 million relating to federal and state NOL carry-forwards, respectively. Also, the Company had $0.0 million, $2.3 million and $0.2 million relating to charitable contribution carry-forwards, federal and state tax credits, respectively.

At December 31, 2016, the deferred tax assets above correspond to federal and state NOL carry forwards available of $30.7 million and $82.0 million, respectively. The NOLs are available to offset future taxable income through 2034. Also, at December 31, 2016, the Company had no charitable contributions carry-forwards and federal and state credits of $3.4 million and $0.0 million, respectively, which will expire between 2028 and 2036.

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

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $0.1 million. The DTA valuation allowance relates to state attributes that will expire without benefit.

The Company files a U.S. federal income tax return, state income tax returns in Idaho, Oregon, and other state and local income tax returns in various jurisdictions.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The Company has evaluated its income tax positions as of December 31, 2016 and 2015. Based on this evaluation, the Company has determined that it does not have any uncertain income tax positions for which an unrecognized tax liability should be recorded. The Company recognizes interest and penalties related to income tax matters as additional income taxes in the consolidated statements of income. The Company had no significant interest or penalties related to income tax matters during the years ended December 31, 2016, 2015 or 2014.

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

The numerators and denominators used in computing basic and diluted net income per common share for the years ended December 31, 2016, 2015 and 2014 can be reconciled as follows (dollars in thousands, except per share data):

	2016	2015	2014
Net income	$16,771	$20,579	$3,737

Weighted-average shares outstanding - basic	71,895,427	71,788,827	62,265,230
Dilutive securities	263,755	179,926	74,640
Weighted-average shares outstanding - diluted	72,159,182	71,968,753	62,339,870
Common stock equivalent shares excluded due to antidilutive effect	450	3,361,624	85,901

Basic and diluted:
Net income per common share (basic)	$0.23	$0.29	$0.06
Net income per common share (diluted)	$0.23	$0.29	$0.06

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
An analysis of activity with respect to loans to officers and directors of the Bank for the years ended December 31, 2016 and 2015 was approximately as follows (dollars in thousands):

	2016	2015
Balance at beginning of year	$2,253	$2,791
Additions	485	106
Repayments	(1,321)	(644)
Balance at end of year	$1,417	$2,253

Some officers and directors of the Bank also have credit card lines. The total outstanding balance of their credit cards at December 31, 2016 and 2015 was $0.01 million and $0.03 million, respectively while the total outstanding commitments on these cards were $0.1 million.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

17. Benefit plans

401(k) profit sharing plan

The Company maintains a 401(k) profit sharing plan (the “Plan”) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Company’s contributions to the Plan are at the discretion of the Board, not to exceed the amount deductible for federal income tax purposes.

Employees vest in the Company’s contributions to the Plan over a period of 5 years. The total amounts charged to operations under the Plan were approximately $1.1 million, $0.9 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

To assist in the funding of these plans, the Bank has purchased BOLI policies on the majority of the participants. The cash surrender value of the general account policies at December 31, 2016 and 2015 was approximately $28.0 million and $25.9 million, respectively. The cash surrender value of the separate account policies, including the value of the stable value wraps, was approximately $28.9 million and $28.6 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the liabilities related to the deferred compensation plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $7.2 million and $7.4 million, respectively. The amount of expense charged to operations in 2016 and 2015, related to the deferred compensation plans was approximately $0.4 million, and in 2014 was $0.3 million, respectively. As of December 31, 2016 and 2015, the liabilities related to the salary continuation and SERP plans included in other liabilities in the accompanying consolidated balance sheets totaled approximately $19.0 million and $19.1 million, respectively. The amount of expense charged to operations in 2016, 2015, and 2014 for the salary continuation, SERP and fee continuation plan was $0.9 million, $1.4 million and $1.0 million, respectively.

18. Stock-based compensation

The Company has historically maintained certain stock-based compensation plans, approved by the Company’s stockholders that are administered by the Board or the Compensation Committee of the Board (the “Compensation Committee”). In April 2008, the stockholders of the Company approved the 2008 Cascade Bancorp Performance Incentive Plan (the “2008 Plan”). The 2008 Plan authorized the Board to issue up to an additional 1,000,000 shares of common stock related to the grant or settlement of stock-based compensation awards, expanded the types of stock-based compensation awards that may be granted, and expanded the parties eligible to receive such awards. In addition, in April 2011, the stockholders approved an increase in the common stock reserved under the 2008 Plan from 1,000,000 shares to 6,000,000 shares and in May 2016, from 6,000,000 to 8,000,000. Under the Company’s stock-based compensation plans, the Board (or the Compensation Committee) may grant stock options (including incentive stock options (“ISOs”) as defined in Section 422 of the IRC and non-qualified stock options (“NSOs”)), restricted stock, restricted stock units, stock appreciation rights, and other similar types of equity awards intended to qualify as “performance-based” compensation under applicable tax rules. The stock-based compensation plans were established to allow for the granting of compensation awards to attract, motivate, and retain employees, executive officers, non-employee directors, and other service providers who contribute to the success and profitability of the Company and to give such persons a proprietary interest in the Company, thereby enhancing their personal interest in the Company’s success.

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
Years Ended December 31, 2016, 2015 and 2014

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

At December 31, 2016, 1,623,875 shares reserved under the stock-based compensation plans were available for future grants.

Stock Option Grants

During the year ended December 31, 2016, the Company granted 14,222 stock options related to the conversion of existing PPFS options as of the PPFS Acquisition Date and incurred stock option compensation expense of $1.1 million. During the year ended December 31, 2015, the Company granted 3,300,000 stock options and incurred stock option compensation expense of $1.0 million. The 2015 grants were the first material stock option grants since 2008. In this time interval, the Company made only de minimis option grants to non-executive officers to facilitate hiring. The 2015 grants, which had an estimated grant date fair value of $1.63 per share and strike price of $4.79 per share, are scheduled to vest over a three to five year period and carry a 10 year life. Using the Black-Scholes model, assumptions related to the fair value of grants include a dividend yield of 0%, expected volatility of 36.59%, a risk free rate of 1.28%, and expected option life of five years.
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
In adjusting its methodology for calculating expected volatility for the 2015 grants, the Company identified certain historical periods during which extraordinary price volatility which was caused by discrete events specific to the Company that are not likely to recur, including recapitalization, the discounted payoff of its junior subordinated debentures, a major bulk sale of its adversely risk rated assets, the write off and recapture of its DTA, and highly uncertain regulatory circumstances. For the identified periods, the Company replaced its common stock price volatility with the average volatility of a peer group of publicly traded banks in the Western U.S. of comparable size and complexity. The Company expects to use this methodology for potential future stock options grants until such a time that the periods of historical volatility containing the events noted above drop off of its historical analysis. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the date of grant for periods corresponding with the expected lives of the options granted. The expected option lives represent the period of time that options are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.

During the year ended December 31, 2014, the Company granted a de minimis number of stock options, and related stock option compensation expense was immaterial for the period.

As of December 31, 2016, unrecognized compensation cost related to nonvested stock options totaled $3.3 million, which is expected to be recognized in 2017 through 2020.

The following table presents the activity related to options under all plans for the years ended December 31, 2016, 2015, and 2014.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	2016		2015		2014
	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price	Options outstanding	Weighted-average exercise price
Balance at beginning of year	3,375,909	$5.44	85,901	$34.85	111,571	$38.92
Granted	14,222	3.71	3,300,000	4.79	—	—
Exercised/Released	(2,266)	3.60	—	—	—	—
Cancelled / forfeited	(2,196)	30.56	(8,301)	21.14	(20,482)	33.90
Expired	(1,697)	209.87	(1,691)	151.20	(5,188)	125.83
Balance at end of year	3,383,972	$5.32	3,375,909	$5.44	85,901	$34.85
Exercisable at end of year	83,972		75,909		67,404

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2016 is as follows:

	Options outstanding			Exercisable options
Exercise price range	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Number of options	Weighted-average exercise price
Under $50.00	3,371,834	$4.80	8.0	71,834	$5.45
$80.01 - $120.00	8,831	101.30	1.2	8,831	101.30
$220.01 - $279.00	3,307	271.82	0.1	3,307	271.82
	3,383,972	$5.32	8.0	83,972	$26.02

Restricted Stock and Restricted Stock Unit Grants
The Company has also granted awards of nonvested restricted stock. During the year ended December 31, 2016, the Company granted 579,638 additional shares of restricted stock with a weighted-average grant date fair value of $5.70 per share, which vest during 2017 through 2021. The following table presents the activity for nonvested restricted stock for the year ended December 31, 2016:

	Number of shares	Weighted- average grant date fair value per share
Nonvested as of January 1, 2016	909,410	$6.37
Granted	579,638	5.70
Released	(297,088)	5.18
Canceled / forfeited	(42,985)	4.94
Nonvested as of December 31, 2016	1,148,975	$6.39

Nonvested restricted stock is scheduled to vest over a three to five year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the estimated applicable service or vesting periods. As of December 31, 2016, unrecognized compensation cost related to nonvested restricted stock totaled approximately $5.0 million, which is expected to be recognized over the next five years. Total expense recognized by the Company for nonvested restricted stock for the years ended December 31, 2016, 2015, and 2014 was $2.0 million, $1.5 million, and $1.2 million, respectively.

The Company has also granted awards of restricted stock units (“RSUs”). A RSU represents the unfunded, unsecured right to require the Company to deliver to the participant one share of common stock for each RSU. Total expense recognized by the Company related to RSUs was $0.1 million for the year ended December 31, 2016, and insignificant for the years ended

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

December 31, 2015 and 2014. There was $0.2 million unrecognized compensation cost related to RSUs at December 31, 2016, and no unrecognized compensation cost at December 31, 2015, and 2014. There were 57,292 RSUs granted and no RSUs cancelled during the years ended December 31, 2016. There were no RSUs granted and no RSUs cancelled during the years ended December 31, 2015 and 2014. At December 31, 2016, there were 4,569 fully-vested RSUs outstanding with a weighted average grant date fair value of $5.69 per share. At December 31, 2015, there were no fully-vested RSUs outstanding. At December 31, 2014, there were 16,067 fully-vested RSUs outstanding with a weighted-average grant date fair value of $9.22 per share.

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
Years Ended December 31, 2016, 2015 and 2014

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

The Company’s only financial assets measured at fair value on a recurring basis at December 31, 2016 and 2015 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
2016
Assets:
Investment securities available-for-sale	$—	$494,819	$—
Interest rate swap derivatives	—	5,239	—
Total assets	$—	$500,058	$—

Liabilities:
Interest rate swap derivatives	$—	$5,239	$—

2015
Assets:
Investment securities available-for-sale	$—	$310,262	$—
Interest rate swap derivatives	—	8,646	—
Total assets	$—	$318,908	$—

Liabilities:
Interest rate swap derivatives	$—	$8,646	$—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at December 31, 2016 and 2015 (dollars in thousands):

	Level 1	Level 2	Level 3
2016
Impaired loans	$—	$—	$66
Other real estate owned	—	—	1,677
	$—	$—	$1,743

2015
Impaired loans	$—	$—	$50
Other real estate owned	—	—	3,274
	$—	$—	$3,324

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and 2015 (dollars in thousands):

	2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$66	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 70% to 100% to appraised value to reflect liquidation value
Other real estate owned	$1,677	Market approach	Appraised value less selling costs of 5% to 10%

	2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$50	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 50% to appraised value to reflect liquidation value
Other real estate owned	$3,274	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during 2016 or 2015. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during 2016 or 2015.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2016 and 2015.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using December 31, 2016 and 2015 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available) or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2016 and 2015 rates offered on those instruments.

Other borrowings:   The fair value of other borrowings (including federal funds purchased, if any) are estimated using discounted cash flow analyses based on the Bank’s December 31, 2016 and 2015 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at December 31, 2016 and 2015 were approximately as follows (dollars in thousands):

		2016		2015
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$72,577	$72,577	$77,805	$77,805
Investment securities:
Available-for-sale	Level 2	494,819	494,819	310,262	310,262
Held-to-maturity	Level 2	140,557	142,272	139,424	142,260
FHLB stock	Level 2	3,268	3,268	3,000	3,000
Loans held-for-sale	Level 2	8,651	8,651	3,621	3,621
Loans, net	Level 3	2,077,358	2,064,937	1,662,095	1,656,986
BOLI	Level 3	56,957	56,957	54,450	54,450
MSRs	Level 3	2,348	3,321	2,186	3,027
Interest rate swap derivatives	Level 2	5,239	5,239	8,646	8,646

Financial liabilities:
Deposits	Level 2	2,661,813	2,661,045	2,083,088	2,082,748
Interest rate swap derivatives	Level 2	5,239	5,239	8,646	8,646

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
Years Ended December 31, 2016, 2015 and 2014

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

Effective January 1, 2015, Bancorp and the Bank became subject to new capital guidelines known as the “Basel III Rules.” The Basel III Rules increased minimum capital requirements for both the quantity and quality of capital held by the Bancorp and the Bank. The Basel III Rules include a new common equity Tier 1 capital to risk-weighted assets ratio (“CET1” ratio) of 4.5% and a capital conservation buffer of 2.5% above each of the three minimum risk-based capital requirements, which is being phased-in through January 1, 2019. The Basel III Rules also (i) raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the fully phased-in capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), (ii) effectively result in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and (iii) require a minimum leverage ratio of 4.0%. The Basel III Rules also change the risk weights for certain assets and off-balance-sheet exposures.
Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the Basel III Rules and the prompt corrective action framework as of December 31, 2016 and 2015 are presented in the following table (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	Actual		Regulatory minimum to be “adequately capitalized”		Basel III minimum adequacy with capital conservation buffer		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2016
Tier 1 leverage (to average assets)
Bancorp	$259,216	8.6%	$120,604	4.0%	N/A	N/A	$150,754	5.0%
Bank	254,270	8.4	120,462	4.0	N/A	N/A	150,578	5.0
CET1 capital (to risk weighted assets)
Bancorp	259,216	10.5	110,738	4.5	125,504	5.1	159,955	6.5
Bank	254,270	10.3	110,933	4.5	125,724	5.1	160,237	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	259,216	10.5	147,651	6.0	162,416	6.6	196,868	8.0
Bank	254,270	10.3	147,911	6.0	162,702	6.6	197,214	8.0
Total capital (to risk-weighted assets)
Bancorp	284,949	11.6	196,868	8.0	211,633	8.6	246,085	10.0
Bank	280,003	11.4	197,214	8.0	212,005	8.6	246,518	10.0

December 31, 2015
Tier 1 leverage (to average assets)
Bancorp	$227,542	9.4%	$96,817	4.0%	N/A	N/A	$121,022	5.0%
Bank	223,553	9.3	96,662	4.0	N/A	N/A	120,827	5.0
CET1 capital to risk weighted assets
Bancorp	227,542	11.5	88,818	4.5	N/A	N/A	128,292	6.5
Bank	223,533	11.4	88,663	4.5	N/A	N/A	128,069	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	227,542	11.5	118,424	6.0	N/A	N/A	157,898	8.0
Bank	223,553	11.4	118,218	6.0	N/A	N/A	157,624	8.0
Total capital (to risk-weighted assets)
Bancorp	252,401	12.8	157,898	8.0	N/A	N/A	197,373	10.0
Bank	248,346	12.6	157,624	8.0	N/A	N/A	197,030	10.0

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21. Parent company financial information

Condensed financial information for Bancorp (Parent company only) is presented as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$1,253	$2,272
Investment in subsidiary	360,426	328,771
Deferred tax asset	6,338	4,624
Other assets	1,635	1,107
Total assets	$369,652	$336,774
Liabilities and stockholders’ equity:
Stockholders’ equity	$369,652	$336,774
Total liabilities and stockholders’ equity	$369,652	$336,774

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21. Parent company financial information - (continued)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015	2014
Income:
Interest income	$5	$5	$10
Expenses:
Administrative	3,279	2,619	1,347
Other	1,356	378	3,217
Total expenses	4,635	2,997	4,564
Loss before income taxes and equity in undistributed net losses of subsidiary	(4,630)	(2,992)	(4,554)
Credit for income taxes	1,804	1,154	2,053
Gain (loss) before equity in undistributed net losses of subsidiary	(2,826)	(1,838)	(2,501)
Equity in undistributed net income of subsidiary	19,597	22,417	6,238
Net income	$16,771	$20,579	$3,737
Comprehensive income	$14,085	$19,365	$6,608

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

21. Parent company financial information - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$16,771	$20,579	$3,737
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(19,597)	(22,417)	(6,238)
Stock-based compensation expense	3,124	2,482	1,214
Increase in deferred tax asset	(1,714)	(1,010)	(1,794)
Increase in other assets	(527)	17	(936)
(Decrease) increase in other liabilities	—	—	—
Net cash used in operating activities	(1,943)	(349)	(4,017)

Cash flows from financing activities:
Tax effect of nonvested restricted stock	(577)	(556)	(339)
Proceeds from issuance of common stock	16,238	—	119,285
Increase due to business combination	(16,244)	—	(111,879)
Stock options exercised	7	—	—
Dividend from Bank	1,500	—	—
Net cash provided by (used in) financing activities	924	(556)	7,067
Net increase (decrease) in cash and cash equivalents	(1,019)	(905)	3,050
Cash and cash equivalents at beginning of year	2,272	3,177	127
Cash and cash equivalents at end of year	$1,253	$2,272	$3,177

Noncash financing activities consist of issuance of common stock as disclosed in the accompanying consolidated statements of changes in stockholders' equity and assets and liabilities assumed in the PPFS merger, the branch acquisition and the Home merger, as disclosed in Note 2.
These consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the FDIC.

Cascade Bancorp & Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

22. Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2016 (dollars in thousands):

	2016

	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$25,491	$24,353	$22,739	$22,694	$95,277
Interest expense	527	569	523	535	2,154
Net interest income	24,964	23,784	22,216	22,159	93,123
Loan loss provision (recovery)	—	—	—	—	—
Net interest income after loan loss provision	24,964	23,784	22,216	22,159	93,123
Non-interest income	8,279	7,940	7,771	5,456	29,446
Non-interest expense	23,157	25,220	22,335	24,518	95,230
Income before provision for income taxes	10,086	6,504	7,652	3,097	27,339
Income tax (provision)/ benefit	(4,168)	(2,415)	(2,828)	(1,157)	(10,568)
Net income	$5,918	$4,089	$4,824	$1,940	$16,771

Basic net income per common share	$0.08	$0.06	$0.07	$0.03
Diluted net income per common share	$0.08	$0.06	$0.07	$0.03

	2015

	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$20,217	$20,841	$19,819	$19,510	$80,387
Interest expense	429	430	467	546	1,872
Net interest income	19,788	20,411	19,352	18,964	78,515
Loan loss provision (recovery)	(2,000)	—	—	(2,000)	(4,000)
Net interest income after loan loss provision	21,788	20,411	19,352	20,964	82,515
Non-interest income	5,772	6,384	6,695	6,122	24,973
Non-interest expense	18,115	19,070	18,391	18,820	74,396
Income before provision for income taxes	9,445	7,725	7,656	8,266	33,092
Income tax (provision)/ benefit	(3,878)	(2,626)	(2,861)	(3,148)	(12,513)
Net income	$5,567	$5,099	$4,795	$5,118	$20,579

Basic net income per common share	$0.08	$0.07	$0.07	$0.07
Diluted net income per common share	$0.08	$0.07	$0.07	$0.07

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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining an adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by BDO USA, LLP, the independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cascade Bancorp
Bend, Oregon

We have audited Cascade Bancorp’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cascade Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cascade Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Bancorp as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington
March 3, 2017

ITEM 9B. OTHER INFORMATION.

On February 28, 2017, the board of directors of the Company amended Article I, Section 1 of the Company’s Amended and Restated Bylaws to provide that the date, time and place of the Company’s annual meeting of shareholders will be determined by the Company’s board of directors, effective immediately.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition
The Company’s Board of Directors consists of the 10 directors named below. The age indicated and other information in each nominee’s biography is as of March 1, 2017.

Director:	Age	Year First Elected Director
Jerol E. Andres	73	1993
Michael J. Connolly	51	2011*
Annette G. Elg	60	2014
Dennis L. Johnson	62	2014
J. LaMont Keen	64	2012
James B. Lockhart III	70	2011*
Patricia L. Moss	63	1993
Ryan R. Patrick	61	1998
Thomas M. Wells	65	2006*
Terry E. Zink	65	2012
________________

*
On January 28, 2011, the Company sold 44,193,750 shares of common stock at a price of $4.00 per share, for total gross proceeds of $176,775,000. As a condition of the closing of the sale of common stock, private equity funds affiliated with Lightyear Capital LLC (“Lightyear”), private equity funds affiliated with Leonard Green & Partners, L.P. (“Leonard Green”), an affiliate of WL Ross & Co. LLC (“WL Ross”) and David F. Bolger, were each entitled to have one person nominated by them elected to the Board of Directors of the Company and the Bank. The rights to representation briefly outlined above will continue with respect to each of Lightyear, Leonard Green, WL Ross and David F. Bolger until such investor together with his or its affiliates ceases to own at least 5% of the outstanding shares of common stock of the Company. Michael J. Connolly is the director representative for Leonard Green, James B. Lockhart III is the director representative for WL Ross and Thomas M. Wells is the director representative for David F. Bolger. Currently, Lightyear does not have a director representative serving on the Board of Directors of each of the Company and the Bank.

There are no family relationships among any of the directors or executive officers. For director qualifications, please see the “Director Qualifications and Experience” table, included in this report.

Jerol E. Andres.  Mr. Andres is currently retired. From 1988 to 2011 Mr. Andres served as Chief Executive Officer and President of JELD-WEN Development, Inc., a real estate development company. He also served as the Board Chair of Clear Choice Health Plans Inc. and was a board member of the Redmond Chamber of Commerce through 2016. Currently, Mr. Andres serves on the boards of Redmond Proficiency Academy and Partners in Care. He is also a partner of Workhorse Solutions, LLC, which provides consulting services to the hospitality and resort real estate industry.

Michael J. Connolly. Mr. Connolly is a partner and managing director of Breakaway Capital Partners, LLC, a lower-middle market lending fund based in Los Angeles that he co-founded in 2014. From 2007 through 2013, he was a partner of Leonard Green & Partners, L.P., a Los Angeles-based private equity firm that manages approximately $15 billion in assets. From 2001 through 2007, Mr. Connolly was an investment banker at UBS Securities, LLC, most recently as Managing Director and co-head of UBS Securities’ Los Angeles Investment Banking office. Before joining UBS, he was a Senior Vice President at Donaldson, Lufkin and Jenrette from 1992 through 2000. He currently serves on the boards of Motorini, Inc., and Malibu

Boats, Inc. and previously served on the board of Fiesta ParentCo, L.L.C., the parent company of the Palms Casino Resort in Las Vegas, from 2011 - 2016.

Annette G. Elg.  Ms. Elg is retired, having previously served as the Senior Vice President and Chief Financial Officer of J. R. Simplot Company, one of the largest privately held food and agribusiness companies in the U.S., from August 2002 until December 2016.  She joined Simplot in December 1989 and during her 27 year career progressed through various finance and operational positions.  Prior to joining Simplot, Ms. Elg spent 10 years with the Boise office of the public accounting firm of Arthur Andersen & Co.  Ms. Elg is dedicated to community service and is involved in various community activities, including Ballet Idaho, Boise Art Museum and Learning Lab.  She is the Chairman of the University of Idaho College of Business and Economics Advisory Board and sits on the President’s Advisory Council for the University of Idaho.

Dennis L. Johnson. Mr. Johnson has been President and Chief Executive Officer of United Heritage Mutual Holding Company since 2001, and United Heritage Financial Group and United Heritage Life Insurance Company, which are insurance, annuity, and financial products companies, since 1999. He served as President and CEO of United Heritage Financial Services, a broker-dealer, from 1994 to 1998 and served as General Counsel of United Heritage Mutual Holding Company and certain of its affiliates from 1983 to 1999. He is a former trustee of the Public Employees Retirement System of Idaho and currently serves on the Idaho State Treasurer’s Investment Advisory Board. He also sits on the Board of Directors of IDACORP, Inc. and Idaho Power Company.

J. LaMont Keen. Mr. Keen is the former President and Chief Executive Officer of IDACORP, Inc., a subsidiary of Idaho Power Company, serving from 2006 to 2014, and was Chief Executive Officer of IDACORP, Inc. from 2005 through 2013 where he was employed for 40 years. He has served as a director of IDACORP, Inc. and Idaho Power Company since 2004.

James B. Lockhart III. Mr. Lockhart is Vice Chairman of WL Ross & Co. LLC and a member of the Management Committee and Investment Committees for the WLR Recovery Funds, Invesco Mortgage Recovery Funds as well as other funds. His responsibilities include overseeing financial services portfolio companies and sourcing new opportunities in the financial services industry. Prior to joining WL Ross in September 2009, he was the Director of the Federal Housing Finance Agency, regulator of Fannie Mae, Freddie Mac and the twelve Federal Home Loan Banks, and its predecessor agency, the Office of Federal Housing Enterprise Oversight, since May 2006. He served as the Chairman of Federal Housing Finance Oversight Board and a member of the Financial Stability Oversight Board with the Chairman of the Federal Reserve Board, the Secretaries of Treasury and HUD, and the Chairman of SEC. For the prior 4 years Mr. Lockhart was the Deputy Commissioner and Chief Operating Officer of Social Security, Secretary to its Board of Trustees and a member of President Bush’s Management Council. Mr. Lockhart also served in the previous Bush Administration as Executive Director of the Pension Benefit Guaranty Corporation from 1989 until 1993.

Mr. Lockhart co-founded and served as managing director of NetRisk, a risk management software and consulting firm serving major financial institutions, banks, insurance companies and investment management firms worldwide. He held senior positions at National Reinsurance, Smith Barney, Alexander & Alexander and Gulf Oil, in Europe and the U.S. He has served as a member of the American Benefits Council’s Board of Directors and of the Advisory Board to the Task Force for the Critical Review of the US Actuarial Profession. He is a director of Bank of the Cascades, Shellpoint Partners and the Bruce Museum. In 2009, he received The American Financial Leadership Award from the Financial Services Roundtable. He is a Fellow of the Association of Corporate Treasurers in the UK. Mr. Lockhart is a co-chair with former Senator Conrad (D-ND) on the Bipartisan Policy Center’s Commission on Retirement Security and Personal Savings.

Mr. Lockhart graduated from Yale University with a BA and received an MBA from Harvard Business School. He served as a Lieutenant (j.g.) in the U.S. Navy aboard a nuclear submarine.

Patricia L. Moss. Ms. Moss currently serves as Vice Chairman of the Board. Ms. Moss served as Chief Executive Officer of the Bank and President and Chief Executive Officer of the Company from 1998 to 2012. She currently serves as a director of MDU Resources, Inc., the Oregon Growth Board and the Aquila Tax Free Trust of Oregon. Ms. Moss is a former board member of Clear One Health Plans and has served on various community boards, including Central Oregon Community College, Oregon State University Cascades Campus and St. Charles Medical Center. Ms. Moss also serves as a Trustee on the Company’s Profit Sharing/401(k) Plan and as Chairman of the Bank of the Cascades Foundation.

Ryan R. Patrick, CPA. Mr. Patrick, a certified public accountant, has been a partner in the firm of Patrick Casey & Co., LLP since 2000. His experience includes financial reporting and business and tax consulting for a wide range of clients, including individuals, corporations, partnerships, estates and trusts. Mr. Patrick is a former director of St. Charles Health

System, which operates St. Charles Medical Centers throughout Central Oregon. He is also a former director of CentWise Drug of Redmond Inc.

Thomas M. Wells.  Mr. Wells is the senior partner and Chief Financial Officer of the law firm Wells, Jaworski & Liebman, LLP, with offices in New York and New Jersey. Mr. Wells serves as the sole trustee of the David F. Bolger Revocable Trust, the owner of approximately 8.62% of Cascades’ outstanding shares. In addition to his legal practice, Mr. Wells serves as a Director and Chief Executive Officer of the Bolger Foundation, as a Director and President of the Wells Mountain Foundation, and as Managing Member of Wells Mountain LLC, a real estate development, ownership and hospitality company.

Terry E. Zink. Mr. Zink has been the President and Chief Executive Officer and a director of the Company as well as Chief Executive Officer of the Bank since January 1, 2012. Mr. Zink was also President of the Bank from 2012 until February 2016. Prior to joining Bank of the Cascades, Mr. Zink served as President and Chief Executive Officer of Fifth Third Bank Chicago, an affiliate of the Fifth Third Bancorp network. He was also responsible for the oversight of the other 18 affiliates within the Fifth Third Bancorp network and the strategic oversight of the Retail and Small Business Banking lines. As an Executive Officer of Fifth Third Bank, Mr. Zink managed the Bank’s strategic growth throughout 13 states. This role included overseeing operations of approximately 22,000 employees, 1,300 branches, and more than $110 billion in assets. Prior to joining Fifth Third Bank, Mr. Zink served nearly 17 years with Wells Fargo & Company in several senior management positions in California and Arizona.

Director Qualifications and Experience

The following table identifies the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to the Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Governance Committee in evaluating a board candidate.

	Andres	Connolly	Elg	Johnson	Keen	Lockhart	Moss	Patrick	Wells	Zink
Experience, Qualifications, Skill or Attribute
Professional standing in chosen field	X	X	X	X	X	X	X	X	X	X
Expertise in financial services or related industry	X	X	X	X	X	X	X	X	X	X
Audit Committee Financial Expert (actual or potential)	X	X	X	X	X	X	X	X
Civic and community involvement	X	X	X	X	X	X	X	X	X	X
Other public company experience	X	X		X	X	X	X		X	X
Leadership and team building skills	X	X	X	X	X	X	X	X	X	X
Diversity by race, gender or culture			X				X
Specific skills/knowledge
– finance		X	X	X	X	X	X	X		X
– marketing	X									X
– public affairs		X			X	X	X			X
– human resources							X		X
– governance		X	X	X	X	X	X	X	X	X

Committees of the Board of Directors

The Board has designated the following committees: Compensation Committee; Audit and Enterprise Risk Management Committee; and Nominating and Corporate Governance Committee.

The current composition of each Board committee is set forth below:

Compensation Committee	Audit and Enterprise Risk Management Committee	Nominating and Corporate Governance Committee
Jerol E. Andres (chair)	J. LaMont Keen (chair)	Thomas M. Wells (chair)
Michael J. Connolly	Jerol E. Andres	Annette G. Elg
Dennis L. Johnson	Michael J. Connolly	J. LaMont Keen
	Annette G. Elg	James B. Lockhart III
	Ryan R. Patrick	Ryan R. Patrick

Audit and Enterprise Risk Management Committee
The Audit and Enterprise Risk Management Committee consists of the five directors named above, each of whom meets the independence standards for members of public company audit committees set forth in the NASDAQ listing rules and SEC rules. The Audit Committee operates under a written charter adopted by the Board, which is available on the Company’s website at www.botc.com (click on “About Us,” “Investor Information” and then “Governance Documents” on the left side of the page). The Board has determined that Mr. Keen, Mr. Andres, Mr. Connolly, Ms. Elg and Mr. Patrick qualify as audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met 13 times during 2016.

EXECUTIVE OFFICERS

The following table sets forth certain information about the Company’s executive officers. Biographical information about Mr. Zink is given under “Board Composition” above.

Name	Age	Position
Terry E. Zink	65	President and Chief Executive Officer of Cascade Bancorp and Chief Executive Officer of Bank of the Cascades since January 1, 2012.
Gregory D. Newton(1)	66	Executive Vice President and Chief Financial Officer of Cascade Bancorp and Bank of the Cascades since 2002.
Charles N. Reeves(2)	49	Executive Vice President and Chief Operating Officer of Cascade Bancorp and President and Chief Operating Officer of Bank of the Cascades since February 2016.
Daniel J. Lee(3)	60	Executive Vice President and Chief Credit Officer of Cascade Bancorp and Bank of the Cascades since April 2012.
Peggy Biss(4)	59	Executive Vice President and Chief Administrative Officer of Cascade Bancorp and Bank of the Cascades since 2014.
________________

(1)
Gregory D. Newton.  Mr. Newton’s extensive 30 year banking experience includes treasury and accounting experience spanning asset and liability management, investments, funding and derivative management. He has served in key treasury and controllership roles with banks in Seattle, as well as the Federal Reserve. Mr. Newton joined Cascade Bancorp in 1997. He currently serves as investor relations contact. Mr. Newton earned a Bachelor’s Degree at the University of Washington and completed MBA coursework at Seattle University and is a non-public CPA. He is active in the community and the Oregon Bankers Association.

(2)
Charles N. Reeves.  Mr. Reeves was appointed President and Chief Operating Officer of Bank of the Cascades in February 2016, having served as Chief Banking Officer since joining Cascade in August 2012. Mr. Reeves has over 20 years of banking and financial expertise, most recently as Bancorp Senior Vice President of Special Assets at Fifth Third Bank, a $115 billion bank in the Midwest. Prior to his Special Assets role, Mr. Reeves served as President of Fifth Third Bank’s Chicago region from 2008 through 2010, overseeing all lines of business. Reeves holds a Bachelor of Arts from Miami University in Oxford, Ohio. Throughout his career Reeves has been actively involved with community and industry leadership programs, including serving on the board of directors for several organizations.

(3)
Daniel J. Lee. Mr. Lee joined Bank of the Cascades in April 2012 as Chief Credit Officer. He has over 30 years of banking and financial expertise. Prior to joining Cascade, Mr. Lee served in executive positions with a number of community and regional banks including District Head of Corporate Banking for KeyBank, Regional President for Irwin Union Bank, and Chief Credit Officer for Union Federal Bank. Mr. Lee holds a Bachelor’s Degree and MBA from Indiana University, attended the Stonier Graduate School of Banking and has been designated a Certified Turnaround Professional through the Turnaround Management Association. Throughout his career, Mr. Lee has been actively involved with his community and served on the board of Government Relations Council of the American Bankers Association.

(4)
Peggy Biss. Ms. Biss began working for the Bank in 1978 and held the position of Chief Human Resources Officer until 2014 when she was named Chief Administrative Officer. In her current role, Ms. Biss oversees the Bank’s branch operations support and customer service functions in addition to the human resources and training departments. Prior to establishing the human resources department in 1988, Ms. Biss held positions in operations, lending and branch management. Ms. Biss is a Society for Human Resource Management Senior Certified Professional (SHRM-SCP), a Senior Professional in Human Resources (SPHR) as certified by the Human Resources Certification Institute and is a graduate of Pacific Coast Banking School. For more than 30 years, Ms. Biss has been actively involved with community and industry programs. She is a member of the Society of Human Resource Managers and the Oregon Bankers Association.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon the Company’s review of the copies of the Section 16(a) filings that it received with respect to the fiscal year ended December 31, 2016, and written representations from certain reporting persons that no other reports were required, during fiscal year 2016 all of its officers, directors and 10% shareholders complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Ethics
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

ITEM 11. EXECUTIVE COMPENSATION.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Jerol E. Andres	51,503	25,998	—	—	—	77,501
Chris C. Casciato	—	—	—	—	—	—
Michael J. Connolly	59,500	25,998	—	—	—	85,498
Annette G. Elg	42,997	25,998	—	—	—	68,995
Dennis L. Johnson	45,997	—	—	—	—	45,997
J. LaMont Keen	51,997	25,998	—	—	—	77,995
James B. Lockhart III	—	—	—	—	—	—
Patricia L. Moss	50,003	25,998	—	—	241,650	317,651
Ryan R. Patrick	63,000	25,998	—	—	—	88,998
Thomas M. Wells	42,997	25,998	—	—	—	68,995
Lightyear Capital LLC	40,000	25,998	—	—	—	65,998
WL Ross and Co. LLC	45,000	25,998	—	—	—	70,998

Fees Earned or Paid in Cash (column b):  Each Company director received an annual cash retainer of $26,000 in 2016. Directors also received $9,000 cash to compensate them for their expected attendance at 12 board meetings. The Chairman of the Board (Mr. Patrick) received an additional fee of $20,000. The following Directors received cash compensation for acting as Committee Chairs: Andres (Compensation) $7,500, Connolly (Loan) $7,500, Moss (Trust) $4,000, Wells (Nominating & Corporate Governance) $4,000, Keen (Audit) $9,000. The Loan and Trust committees are Bank-level committees. Directors also received cash compensation for their anticipated attendance at various committee meetings. The fee schedule for attending committee meetings was $500. At the start of the year, fees are calculated based on anticipated number of committee meetings and fees are then paid out pro-rata on a monthly basis. Employee directors do not receive fees for serving on the Board.

Stock Awards (column c):  Amounts in this column represent the aggregate grant date fair value of the stock awards granted to the directors in 2016. The amounts were calculated based on the closing price of our common stock on the Nasdaq on the date of grant. On May 26, 2016, each director each received 4,569 shares of common stock at a $5.69 stock price. Mr. Johnson elected to defer his stock award and entered into a Restricted Stock Unit Agreement whereby the stock will be held until his retirement or separation from the Board.

Option Awards (column d):  The Company did not grant any stock options to the directors in 2016.

All Other Compensation (column f):  Messrs. Andres, Patrick, and Wells are parties to Deferred Fee Agreements, with interest credited annually at a rate of 4.32%.

Ms. Moss is party to the Supplemental Executive Retirement Plan (“SERP”) and Deferred Bonus Plan, each of which was initiated while Ms. Moss was CEO of the Company before becoming a director. The SERP provides for a benefit starting at $18,892 per month, escalating at 2.5% per year with payments continuing for 20 years. The deferred bonus plan has interest credited annually at a rate of 4.32%.

Messrs. Andres and Patrick are parties to a director emeritus agreement. The director emeritus agreement provides for a benefit of $18,000 per year for a minimum of 10 years. The benefit will be paid from the director’s normal retirement date until the later of the director’s death or 120 months. The annual benefit payments are subject to a 2.5% annual increase during retirement.

Executive Compensation

Compensation Discussion & Analysis (“CD&A”)

This CD&A explains our executive compensation program for our named executive officers (“NEOs”) listed below. The CD&A also describes the Compensation Committee’s (“the Committee”) process for making compensation decisions, as well as its rationale for specific decisions related to fiscal 2016.

NEO	Title
Terry E. Zink	President & Chief Executive Officer
Gregory D. Newton	Executive Vice President, Chief Financial Officer
Charles N. Reeves	Executive Vice President, Chief Banking Officer
Daniel Lee	Executive Vice President, Chief Credit Officer
Peggy L. Biss	Executive Vice President, Chief Administrative Officer

Executive Summary

Board Review of 2016 Business Strategy & Results

Cascade’s mission statement is “dedicated to delivering the best in banking for the financial well-being of our customers and stockholders.”  The Company’s primary business objective is to continue to improve and diversify revenue resulting in sustainable profitability consistent with safe and sound business principals and its risk management appetite.  Growth in franchise value, net income and earnings per share are considered primary metrics for which management goals are established.  The achievement of growth in deposits, loans and customer relationships support these metrics.   In addition, Cascade seeks accretive merger and acquisition transactions to profitably leverage its existing infrastructure and enhance franchise value.

Consistent with this business objective, our NEOs are compensated through pay elements designed to drive sustained business performance, build an internal culture of ownership and create long-term value for our shareholders. The continued focus of Cascade’s leadership team on efficient execution of the Company’s strategic priorities directly contributed to the following key strategic and financial achievements during 2016:

•
The announcement of the First Interstate merger agreement. The merger consideration represents a premium of 9.6% per share, based on the cash portion of the merger consideration and the closing prices of Cascade common stock and First Interstate Class A common stock on November 16, 2016, the day before the public announcement of the execution of the First Interstate merger agreement.  Upon completion of the First Interstate merger, which is expected to occur early in the third quarter of 2017, the combined organization will be a regional community bank with $12 billion in total assets and strong deposit market share in its unique geographic footprint spanning Montana, Wyoming, South Dakota, Idaho, Oregon, and Washington.

•
The closing and integration of two acquisitions by Cascade.  During the first quarter of 2016, Cascade purchased and integrated $469 million of deposits and 15 branches from Bank of America.  This transaction expanded the Cascade franchise footprint in Southern Oregon and coastal communities in Oregon and Washington.  Cascade also acquired and integrated the $122.4 million asset Prime Pacific Bank in Lynnwood, Washington to expand its Seattle metro lending footprint.

•
Successful organic loan growth was evident across all geographies within the Cascade footprint.  For full year 2016, organic loan growth was 17.8%, which exceeded peer bank levels.  (See non-GAAP reconciliation of organic loan growth in Item 6 of this report.)

•	The combination of acquired and organic growth during 2016 resulted in a year-over-year increase in total assets of 24.8% to $3.1 billion.

•	Net interest income was $93.1 million for 2016, up $14.6 million, or 18.6%, from 2015.

•	Non-interest income improved $4.5 million, or 17.9%.

•	Gross loans increased $416.1 million, or 24.7%.

•	Total deposits increased $578.7 million, or 27.8%.

2016 Compensation Actions At-A-Glance

The Committee took the following compensation-related actions for fiscal 2016:

•	Base Salaries: None of our NEOs received salary adjustments in 2016.

•
Annual Cash Incentives: Consistent with our business achievements and the contributions of our NEOs, the Committee approved annual incentive payouts for each of the NEOs of 164% of 2016 targets. 2016 targets were established by the Board at the beginning of the year.

•
Long-Term Incentives: The Committee approved restricted stock awards for each of the NEOs in 2016 based on evaluation of performance in 2015. Information about these awards can be found under “Long-Term Incentives: Equity Awards.”

2016 Say-On-Pay
At the Company’s 2016 Annual Meeting of Shareholders, approximately 76% of the shareholders who voted on the “say on pay” proposal approved the compensation of our NEOs. Based on the favorable vote result, we did not make material changes to the structure of our compensation program for 2016.

Compensation Practices & Policies

Our executive compensation program is designed to encourage prudent decision-making and prevent excessive risk-taking behaviors through the following processes, policies and practices, which we believe reflect corporate governance best practices.

What We Do		What We Don’t Do
✓	Emphasis on variable compensation	x	No single-trigger vesting upon a change in control
✓	Stock ownership guidelines	x	No repricing of stock options without shareholder approval
✓	Annual risk assessment	x	No tax gross ups
✓	Independent compensation consultant	x	No special perquisites
✓	Clawback policy	x	No bonus guarantees

Our Compensation Philosophy

Our executive compensation program is designed to motivate our NEOs to execute on our strategic goal - to grow the Company to $5 billion in assets over time through both organic loan growth and value-enhancing bank acquisitions in the Pacific Northwest and deliver region-leading returns and profitability. This is the core of our compensation philosophy - driven by the following guiding principles that underpin the critical connections between business performance, shareholder value creation, talent management and sound decision making:

Our Executive Compensation Philosophy: *Guiding Principles*

Performance Based

- A significant portion of an executive's total compensation should be variable ("at-risk") and contingent upon the attainment of certain specific and measurable short- and long-term business performance objectives.

Stakeholder Aligned

- Executives should be compensated through pay elements (base salaries, short- and long-term incentives) designed to drive sustained business performance, build an internal culture of ownership and create long-term value for our shareholders.

Competitive

- Target total compensation should be competitive with that being offered to individuals holding comparable positions at other companies with which we compete for market share and executive talent to ensure we attract and retain the best people to lead our success.

Responsible

- Total compensation should be reinforced by best-practice governance standards, encourage prudent decision-making and prevent excessive risk-taking behaviors through sound and rigorous processes, policies and practices.

Principal Elements of Pay

Our compensation philosophy is supported by the following principal elements of pay:

Pay Element	How Its Paid	Purpose
Base Salary	Cash (Fixed)	Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain critical executive talent
Annual Executive Incentive Program	Cash (Variable)	Reward executives for delivering on annual strategic objectives that contribute to shareholder value creation
Long-Term Incentive Plan	Equity (Variable)	Provide incentives for executives to execute on longer-term financial goals that drive organic growth, shareholder value creation and support the Company’s retention strategy

Our Decision Making Process

Role of the Compensation Committee

The Committee is responsible for overseeing that the executive compensation program is designed and administered consistent with our compensation philosophy. The Committee reviews compensation levels for all of our executive officers, including our NEOs, as well as all other programs applicable to such officers. The Committee also makes all final compensation decisions regarding our NEOs, except for the CEO, whose compensation is reviewed and approved by the full Board, based upon recommendations of the Committee.

Details of the Committee’s authority and responsibilities are specified in the Committee’s charter, which is available on the Company’s website at www.botc.com (click on “About Us,” “Investor Information” and then “Governance Documents” on the left side of the page).

Role of Management

The Committee frequently requests the attendance of the CEO and the Executive Vice President and Chief Administrative Officer at Compensation Committee meetings to discuss executive compensation and evaluate Company and individual performance. Occasionally other executives may be invited to attend a Committee meeting to provide financial or human resources information. NEOs or other key executive officers in attendance may provide their insights and suggestions, but only independent Committee members may vote on decisions regarding NEO compensation. The Committee discusses the CEO’s compensation with the CEO, but final deliberations and all votes regarding the CEO’s compensation both by the Committee and the Board are made without the CEO present. The Committee makes recommendations to the Board for final approval regarding all compensation matters for the CEO. The Committee makes decisions related to compensation for the NEOs (other than the CEO) and other key executive officers after receiving recommendations from the CEO and any input requested from the independent compensation consultants. A NEO or key executive officer is not present at the Committee meeting when his or her compensation is being approved.

Role of the Independent Consultant

The Committee also seeks advice and assistance from third party compensation consultants and outside counsel. The Committee has engaged Pearl Meyer to provide advice, relevant market data and best practices to consider when making compensation decisions, including decisions involving our CEO and the programs applicable to senior executives generally. Pearl Meyer also provides the Committee with input on program design features and the balance of pay among the various components of executive compensation. Pearl Meyer provides no additional services to the Committee. The Committee has assessed the independence of Pearl Meyer against the specific criteria under applicable SEC and Nasdaq rules and determined no conflict of interest is raised by Pearl Meyer’s work for the Committee.

Assessing External Market Practice

As part of our compensation philosophy, our executive compensation program is designed to attract, motivate and retain our NEOs in an increasingly competitive and complex talent market. As such, the Committee evaluates industry-specific and general market compensation practices and trends to ensure that our program remains appropriately competitive. The Committee periodically considers publicly-available data for informational purposes when making its compensation-related decisions. However, market data are not the sole determinants of the Company’s practices or executive compensation levels. When determining base salaries, incentive opportunities and annual equity grants for NEOs, the Committee also considers the performance of the Company and the individual, the nature of an individual’s role within the Company, as well as experience and contributions to his or her current role.

Our 2016 Executive Compensation Program in Detail

Base Salary

We provide each of our NEOs with a competitive fixed annual base salary. The base salaries for our NEOs are reviewed annually by the Committee by taking into account the results achieved by each executive, his or her future potential, scope of responsibilities and experience, and competitive pay practices. As shown in the following table, the Committee did not make adjustments to the base salaries of any of the NEOs for 2016.

NEO	2015	2016	% Increase
Terry E. Zink	$550,000	$550,000	—%
Gregory D. Newton	252,350	252,350	—%
Charles N. Reeves	275,000	275,000	—%
Daniel Lee	235,000	235,000	—%
Peggy L. Biss	225,000	225,000	—%

2016 Annual Executive Incentive Program

The 2016 Annual Executive Incentive Program provided our NEOs the opportunity to earn a performance-based annual cash bonus. Target annual bonus opportunities were established based on the NEO’s level of responsibility and his or her ability to impact overall results and are expressed as a percentage of base salary and are awarded as a percentage of target.

Actual bonus payouts, which can range from 0% to 200% of target award amounts, are determined based on performance against pre-established goals designed to consider both quantitative and qualitative objectives. The Committee establishes goals at the beginning of the fiscal year based upon the business conditions and areas of opportunity that exist. The factors taken into account by the Committee in determining actual bonus payouts for fiscal 2016 were performance against the below-described financial and strategic quantitative and qualitative goals.

		2016 Performance Goals
Goal	Weight	Threshold	Target	Stretch / Max	2016 Result	% of Target	Weighted % of Target
Fourth Quarter Core EPS (1)	25%	$0.075	$0.090	$0.105	$0.090	100.0%	25%
Branch Acquisition Deposit Retention (2)	15%	80.0%	90.0%	100.0%	97.1%	171.3%	26%
Organic Loan Growth (3)	15%	$100 MM	$157 MM	$215 MM	$253 MM	150.0%	23%
Risk Management Objectives (4)	20%				Max	200.0%	40%
Strategic Business Objectives (5)	25%				Max	200.0%	50%
Weighted Performance Result	100%						164%

(1)
EPS for the period 10/1/2016 - 12/31/2016, adjusted to remove one-time expenses related to merger and acquisition activity and one-quarter of annual incentive expense in excess of budgeted levels. The result shown above is calculated as follows: $0.079 (unadjusted EPS) plus $0.009 (one-time expenses associated with the First Interstate transaction) plus $0.002 (one-quarter of annual incentive expense in excess of budgeted levels).

(2)	Core deposits at the acquired Bank of America branches as of 12/31/2016 ($380.9 MM), divided by core deposits at these branches as of 6/30/2016 ($392.2 MM).

(3)
Excludes change in wholesale portfolio. As a percentage of beginning of year balance, the goals represent organic loan growth of 7%, 11% and 15% at threshold, target and stretch/max, respectively. Actual organic loan growth was 17.8%, or $253.0 million. Organic loan growth is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures in Item 6 of this report. Maximum payout for this goal was capped at 150% of target in order to mitigate the likelihood of encouraging unnecessary or excessive risk-taking.

(4)	Objective goals were established at each level in terms of regulatory examination results.

(5)
Examples of strategic objectives identified by the Compensation Committee included merger & acquisition activities, execution of branch network objectives, integration of Bank of America branches and revenue diversification.

Based on the above performance results as assessed and approved by the Committee, each NEO received 164% of his or her target award as outlined in the table below:

NEO	Target Award (%)	Target Award ($)	Actual Award ($)
Terry E. Zink	60%	$330,000	$541,200
Gregory D. Newton	45%	113,558	186,234
Charles N. Reeves	45%	123,750	202,950
Daniel Lee	45%	105,750	173,430
Peggy L. Biss	45%	101,250	166,050

Long-Term Incentives: Equity Awards

The Committee believes executives, including NEOs, should have a meaningful portion of their total compensation opportunity linked to shareholder return. For that reason, our long-term incentives take the form of equity awards that are intended to align the interests of the executive with those of our shareholders. These awards promote an executive’s continued service to the organization by vesting over a period of years and encourage a balanced view of performance and long-term risk management. To this end, and in consideration of Company and executive performance during 2015, the Committee approved the following restricted stock awards in 2016:

NEO	Number of RSAs
Terry E. Zink	104,393
Gregory D. Newton	35,923
Charles N. Reeves	39,147
Daniel Lee	33,453
Peggy L. Biss	32,029

The fair market value of the stock granted under the 2016 award was $5.69 per share, which was the closing price of Cascade’s common stock on the date of the grant (May 26, 2016). These stock grants are contingent upon the continued employment of the NEO through each vesting date. The vesting schedule is as follows:

Percentage of Award that Vests	When It Vests
20%	May 26, 2017
20%	May 26, 2018
20%	May 26, 2019
20%	May 26, 2020
20%	May 26, 2021

Voluntary termination of employment before May 26, 2017, results in the forfeiture of 100% of the grant. Vesting of unvested shares can accelerate under special circumstances such as death, disability and involuntary termination associated with a change in control. Additional details can be found in the Summary Compensation Table, Plan-Based Awards Table and the Post-Termination Tables in this report.

Other Practices, Policies and Guidelines

Retirement Benefits

The Company sponsors a 401(k) Retirement Savings Plan (the “401(k) Plan”) pursuant to which all employees, including the NEOs, may make deferrals (“Employee Deferrals”) and the Company may make matching contributions (“Matching Contributions”) and profit-sharing contributions (“Profit Sharing Contributions”). All contributions are subject to certain limitations on contributions under the Internal Revenue Code and the 401(k) Plan provisions. The Matching Contribution formula is equal to 100% of Employee Deferrals up to 4% of base salary. Participants actively employed at year-end and with over 1,000 hours of paid time in the calendar year are eligible to receive Profit Sharing Contributions.

The Company also maintains nonqualified deferred compensation arrangements for certain NEOs. Mr. Zink participates in a Deferred Compensation Agreement (“DCA”) and Mr. Newton and Ms. Biss each participate in a Deferred Bonus Agreement (“DBA”). No Company contributions were made to these arrangements during 2016 and all three participants were fully vested in their account balances prior to 2016. The DCA and DBA agreements allow for elective deferral of compensation by the participants; no such elections were made by any of the participants for compensation earned in 2016. Account balances under the DCA and DBA arrangements were credited with interest at the annual rate of 4.32% in 2016. Additional details for the DCA and DBA arrangements can be found in the Nonqualified Deferred Compensation Plans Table and related narrative on in this report.

The Company has nonqualified, unfunded Supplemental Employee Retirement Plans (“SERPs”) in place for Mr. Newton and Ms. Biss. Mr. Newton is fully vested in his annual normal retirement benefit amount of $77,150 and Ms. Biss is fully vested in her annual normal retirement benefit amount of $94,250. The annual benefit payments are subject to a 2.5% annual increase during retirement and will be paid in 12 equal monthly installments commencing upon termination for any reason (other than Termination for Cause, as defined in the SERP) for a period of 20 years. Additional details for the SERP arrangements can be found in the Pension Benefits Table and related narrative in this report.

Other Benefits and Perquisites

The NEOs participate in the Bank’s broad-based employee welfare benefit plans, such as medical, dental, vision, supplemental disability and term life insurance. The NEOs are provided the same benefits, and participate in the cost at the same rate, as all other employees. No perquisites are provided to our NEOs.

Employment Agreements, Severance Benefits and Change In Control Arrangements

The Company maintains Employment Agreements with each of the NEOs that provide payments upon certain termination events. The Committee believes the Employment Agreements play a critical role in support of the Company’s leadership strategy and help to ensure that we retain the talent necessary to deliver on our key business objectives and maximize shareholder value. The Employment Agreements also provide important protection to the Company by subjecting the executives to certain non-competition, non-solicitation and other restrictions following their termination of employment.

Each of the NEO Employment Agreements was amended on February 4, 2015. The term of each agreement is two years commencing on the effective date, and will automatically renew for additional one year periods thereafter unless the Company gives notice of termination 90 days prior to the expiration of the immediately preceding term. Details for the Employment Agreements can be found in the Post-Termination Tables and related narratives in this report.

Stock Ownership Requirements

The Company maintains stock ownership guidelines that are designed to promote our ownership culture and further align the interests of our shareholders, directors and top executives.

Our NEOs are expected to acquire and hold a minimum of Company stock equal to a multiple of his or her annual base salary within five years from the award of his or her title. Officers not meeting the ownership requirements are not eligible for promotion unless there is a plan approved by the CEO and the Chairman of the Committee.

Title	Guideline as a Multiple of Salary
CEO	3x
Other NEOs	2x

Directors are also expected to acquire and hold a minimum of Company stock totaling four times the approximate annual value of cash compensation received (retainer and regular board meeting fees). They are expected to meet this guideline within their first four year period of service and each member is encouraged to reach the minimum as soon as possible.

The following ownership interests are considered when determining compliance with stock ownership requirements:

•	common shares held directly or indirectly;

•	common shares (on an as converted full value basis) held in our 401(k) or other benefit plan; and

•	all vested or unvested stock options, restricted stock or stock units.

All of our NEOs and directors are currently in compliance with the requirements.

Clawback Policy

The Company reserves the right to correct or recover overpayments made incorrectly or unintentionally. The Company also reserves the right to clawback payments if the Board determines an officer engaged in fraud or willful misconduct. Any recoupment under this policy may be in addition to, and is not limited by, any other remedies that may be available to the Company under applicable law, including disciplinary actions up to and including termination of employment.

2016 Risk Assessment

Each year, the Company performs a detailed risk analysis of each of its compensation programs. If warranted, the Committee will recommend changes to address concerns or considerations raised in the risk review process. Changes may be recommended for the program design or its oversight and administration in order to mitigate unreasonable risk, if any is determined to exist. The Committee has concluded that the Company’s compensation arrangements do not encourage employees to take unnecessary and excessive risks. We do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Tax and Accounting Considerations

The Company takes tax and accounting implications into consideration in choosing the particular elements of our compensation and in the procedures we use to set and pay those elements. In the selection and design of executive pay instruments, the Committee reviews extensive modeling analyses of the various alternatives and considers the related tax and accounting impact.

We seek to pay compensation in the most tax-effective manner reasonably possible and therefore take tax considerations into account.

•
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) provides that payments of compensation in excess of $1,000,000 annually to a covered employee (the Chief Executive Officer and each of the three-highest paid executive officers other than the Chief Financial Officer) will not be deductible for purposes of U.S. corporate income taxes unless it is “performance-based” compensation and is paid pursuant to a plan and procedures meeting certain requirements of the Code. Under our incentive plans, our Compensation Committee may issue awards which qualify as deductible performance-based compensation under Section 162(m). However, we may pay compensation that does not satisfy the requirements of Section 162(m) where we believe that it is in the best overall interests of the Company.

•
Section 409A of the Internal Revenue Code provides that deferred compensation (including certain forms of equity awards) is subject to additional income tax and interest unless it is paid pursuant to a plan and procedures meeting certain requirements. It is our intention to deliver compensation which complies with the requirements under Section 409A.

•
We have generally granted stock options to NEOs first as incentive stock options under Section 422 of the Internal Revenue Code, up to the volume limitations contained in the Internal Revenue Code, and nonqualified stock options thereafter. Generally, for stock options that do not qualify as incentive stock options, upon exercise of the options, the holders of the stock options recognize taxable income and we are entitled to a tax deduction. For stock options that qualify as incentive stock options, we do not receive a tax deduction and the holder of the stock option may receive more favorable tax treatment than he or she would for a non-qualified stock option. For federal income tax purposes, the NEO will generally be deemed to have received compensation income on each vesting date equal to the fair market value of restricted shares vesting on such date, and the Company will generally be entitled to a tax deduction for such amount as compensation expense unless limited by tax rules.

Compensation Tables

The following table sets forth all compensation received from the Company for the fiscal year ended December 31, 2016 by our NEOs. In this table and the tables that follow, columns required by the SEC rules may be omitted where there is no amount to report.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards ($) (12)	Options awards ($)		Non-equity incentive plan compensation ($) (13)	Change in pension value and nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
Terry E. Zink President and Chief Executive Officer	2016	550,000		—		593,996	—		541,200	9,523	[9]	10,600	[3]	1,705,319
	2015	550,000		594,000		—	2,445,000	[1]	—	1,687	[9]	10,600	[3]	3,601,287
	2014	550,000		544,500		495,000	—		—	376	[9]	125,792	2, [3]	1,715,668
Gregory D. Newton Executive Vice President Chief Financial Officer	2016	252,350		—		204,402	—		186,234	18,775	[10]	10,094	[3]	671,855
	2015	249,900	[4]	228,904	[5]	—	978,000	[1]	—	73,662	[10]	10,600	[3]	1,541,066
	2014	245,000		181,913		165,375	—		—	37,252	[10]	7,554	[3]	637,094
Charles N. Reeves Executive Vice President Chief Banking Officer	2016	275,000		—		222,746	—		202,950	—		10,600	[3]	711,296
	2015	275,000		222,750		—	978,000	[1]	—	—		10,600	[3]	1,486,350
	2014	275,000		204,188		185,621	—		—	—		7,562	[3]	672,371
Peggy L. Biss Executive Vice President Chief Administrative Officer	2016	225,000		—		182,245	—		166,050	28,272	[11]	9,002	[3]	610,569
	2015	225,000		189,000	[6]	—	570,500	[1]	—	123,646	[11]	10,600	[3]	1,118,746
	2014	213,083	[7]	157,410		143,098	—		—	78,368	[11]	6,890	[3]	598,849
Daniel J. Lee Executive Vice President Chief Credit Officer	2016	235,000		—		190,348	—		173,430	—		9,400	[3]	608,178
	2015	235,000		197,400	[8]	—	407,500	[1]	—	—		10,600	[3]	850,500
	2014	235,000		105,750		158,621	—		—	—		7,677	[3]	507,048

(1) Value of option award based on Black Scholes value of $1.63 per share. The assumptions used to determine this value can be found on page 99 of our Annual Report on Form 10-K for the year ended December 31, 2015.

(2) Includes the $118,000 contribution by the Company to Mr. Zink’s DCA account, as per his employment agreement.
(3) Includes the company matching contribution to executives’ 401(k) retirement savings plan; Mr. Zink’s match included in this amount was $7,792 in 2014.
(4) Represents actual base salary earned in 2015. Mr. Newton’s pay was increased from $245,000 to $252,350 effective May 1, 2015.
(5) Represents Mr. Newton’s 2015 annual bonus of $204,404 and bonus in lieu of merit of $24,500.
(6) Represents Ms. Biss’s 2015 annual bonus of $182,250 and bonus in lieu of merit of $6,750.
(7) Ms. Biss received a promotion and pay adjustment effective December 1, 2014. Salary represents one month at her increased rate of pay.
(8) Represents Mr. Lee’s 2015 annual bonus of $190,350 and bonus in lieu of merit of $7,050.
(9) Represents above market earnings credited to Mr. Zink’s DCA of $9,523 in 2016, $1,687 in 2015, and $376 in 2014.
(10) Represents Mr. Newton’s change in Supplemental Employee Retirement Plan value of $14,165 in 2016, $69,322 in 2015, and $35,249 in 2014, as well as above market earnings credited to Mr. Newton’s Deferred Bonus Agreement of $4,610 in 2016, $4,340 in 2015, and $2,003 in 2014.

(11) Represents Ms. Biss’s change in Supplemental Employee Retirement Plan value of $24,550 in 2016, $120,142 in 2015, and $76,888 in 2014, as well as above market interest earnings credited to Ms. Biss’s Deferred Bonus Agreement of $3,722 in 2016, $3,504 in 2015, and $1,480 in 2014.

(12) Represents the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718.
(13) Represents the awards earned under our 2016 Annual Executive Incentive Program. The performance goals and measurements associated with this Plan that generated the awards set forth above are provided in the “2016 Annual Executive Incentive Program” section of Item 11 of this report.

GRANTS OF PLAN-BASED AWARDS
Name and principal position	Grant Date	Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock(2) (#)	Grant date fair value of stock awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Terry E. Zink	5/26/2016	—	330,000	660,000	n/a	n/a	n/a	104,393	593,996
Gregory D. Newton	5/26/2016	—	113,558	227,116	n/a	n/a	n/a	35,923	204,402
Charles N. Reeves	5/26/2016	—	123,750	247,500	n/a	n/a	n/a	39,147	222,746
Peggy L. Biss	5/26/2016	—	101,250	202,500	n/a	n/a	n/a	32,029	182,245
Daniel J. Lee	5/26/2016	—	105,750	211,500	n/a	n/a	n/a	33,453	190,348

(1) Represents the potential range of awards payable under the 2016 Annual Executive Incentive Program. The performance goals and measurements associated with this Plan are provided in the “2016 Annual Executive Incentive Program” section included in Item 11 of this report.

(2) Represents the number of restricted shares granted on May 26, 2016, which vest 20% per year beginning with the first anniversary of the award.
(3) Represents the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718, and based on the closing price of Cascade’s common stock on NASDAQ on the grant date, May 26, 2016 ($5.69 per share).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name and principal position	Option Awards				Stock Awards
	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (1) (#)	Option exercise price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested (4) ($)	Date equity fully vests
Terry E. Zink	19,412	—	5.95	2/13/2022	61,875	(2)	502,425	6/11/2019
	—	20,876	4.79	2/3/2025	104,393	(3)	847,671	5/26/2021
	—	1,479,124	4.79	2/3/2025	—		—	—
Gregory D. Newton	366	—	273.20	2/1/2017	20,672	(2)	167,857	6/11/2019
	364	—	273.20	2/1/2017	35,923	(3)	291,695	5/26/2021
	1,300	—	101.30	3/3/2018	—		—	—
	6,000	—	5.70	3/16/2020	—		—	—
	—	20,876	4.79	2/3/2025	—		—	—
	—	579,124	4.79	2/3/2025	—		—	—
Charles N. Reeves	12,987	—	5.55	10/15/2022	23,203	(2)	188,408	6/11/2019
	—	20,876	4.79	2/3/2025	39,147	(3)	317,874	5/26/2021
	—	579,124	4.79	2/3/2025	—		—	—
Peggy L. Biss	366	—	273.20	2/1/2017	17,887	(2)	145,242	6/11/2019
	303	—	273.20	2/1/2017	32,029	(3)	260,075	5/26/2021
	1,150	—	101.30	3/3/2018	—		—	—
	5,250	—	5.70	3/16/2020	—		—	—
	—	20,876	4.79	2/3/2025	—		—	—
	—	329,124	4.79	2/3/2025	—		—	—
Daniel J. Lee	—	20,876	4.79	2/3/2025	19,828	(2)	161,003	6/11/2019
	—	229,124	4.79	2/3/2025	33,453	(3)	271,638	5/26/2021

(1) These stock options were granted on February 3, 2015, and are subject to graduated vesting as follows: 50% vest on February 3, 2018; 25% on February 3, 2019, and 25% on February 3, 2020.
(2) These shares of restricted stock were awarded on June 11, 2014, and are subject to five year graduated vesting at 20% per year over five years. Shares will be fully vested on June 11, 2019.
(3) These shares of restricted stock were awarded on May 26, 2016, and are subject to five year graduated vesting at 20% per year over five years. Shares will be fully vested on May 26, 2021.
(4) Equity awards valued using the closing price of our common stock as of December 31, 2016, which was $8.12.

OPTION EXERCISES AND STOCK VESTED
Name and principal position	Stock awards
	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Terry E. Zink	19,031	108,286
	20,625	116,944
Gregory D. Newton	11,534	65,628
	6,890	39,066
Charles N. Reeves	5,767	32,814
	7,734	43,852
Peggy L. Biss	10,092	57,423
	5,963	33,810
Daniel J. Lee	5,767	32,814
	6,609	37,473

Pension Benefits

PENSION BENEFITS
Name and principal position	Plan name	Number of years credited service (1) (#)	Present value of accumulated benefit (2) ($)	Payments during last fiscal year ($)
Terry E. Zink	—	—	—	—
Gregory D. Newton	Bank of the Cascades Supplemental Employee Retirement Plan	19	1,273,470	—
Charles N. Reeves	—	—	—	—
Peggy L. Biss	Bank of the Cascades Supplemental Employee Retirement Plan	38	1,553,870	—
Daniel J. Lee	—	—	—	—

(1) Mr. Newton and Ms. Biss are fully eligible for their respective normal retirement benefit and, therefore, years of credited service is no longer applicable.

(2) The present value of accumulated benefit amounts shown above were calculated based on an assumed discount rate of 4.32% and an assumed retirement date for Mr. Newton and Ms. Biss of July 5, 2017; these amounts are consistent with the liabilities reported in our financial statements

Supplemental Employee Retirement Plan (“SERP”)

The Bank has SERP agreements in place for Mr. Newton and Ms. Biss. Mr. Newton and Ms. Biss are general unsecured creditors of the Bank regarding the payment of benefits.

Mr. Newton and Ms. Biss are fully eligible for normal retirement benefits upon separation from service except in the case of a Termination for Cause (as defined in the agreement). The annual benefit payable to Mr. Newton is $77,150 and the annual benefit payable to Ms. Biss is $94,250. Commencing on the first anniversary after payments begin, benefits are increased annually by 2.50%. Benefits are payable monthly for a period of 20 years.

If the participant dies during active employment, the benefit is payable to the participant’s beneficiary beginning on the first day of the fourth month after death.

If the participant experiences a Termination for Cause, no benefits are payable from the plan. Per Section 409A of the Internal Revenue Code, certain payments to Mr. Newton and Ms. Biss would not commence for six months following a separation from service.

The SERP agreements include non-competition and non-solicitation provisions which result in forfeiture (and repayment, if applicable) of all benefits if the participant competes with the Bank or violates non-solicitation requirements during employment or within 18 months following separation from service.

NONQUALIFIED DEFERRED COMPENSATION PLANS

Name and principal position	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY (1) ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE (2) ($)
Terry E. Zink	—	—	37,062	—	894,979	(3)
Gregory D. Newton	—	—	16,876	—	399,843	(4)
Charles N. Reeves	—	—	—	—	—
Peggy L. Biss	—	—	13,627	—	322,859	(5)
Daniel J. Lee	—	—	—	—	—

(1) Reflects interest credited in January 2016 for the year ending December 31, 2015 at annual rate of 4.32% for Mr. Zink. Account balances for Mr. Newton and Ms. Biss were credited with interest at 4.32% (compounded monthly) for the fiscal year ending December 31, 2016. Interest in the amounts of $9,523, $4,610 and $3,722 for Messrs. Zink and Newton and Ms. Biss, respectively, are reported in the Summary Compensation Table as above market interest.

(2) Reflects contributions by our NEOs, contributions by the Company and interest on balances prior to 2016 plus interest for 2016 (with amounts that are included in the Summary Compensation Table for 2013-2016 shown in notes 3, 4 and 5 below).

(3) $851,636 of Mr. Zink’s aggregate balance is reported in the Summary Compensation Table for the years 2013-2016, reflecting the aggregate contributions made by the Company, deferrals by Mr. Zink, and above market interest for those years.

(4) $14,418 of Mr. Newton’s aggregate balance is reported in the Summary Compensation Table for the years 2013-2016 which reflects above market interest for those years. There were no contributions made by the Company or deferrals by Mr. Newton for 2013-2016.

(5) $36,328 of Ms. Biss’s aggregate balance is reported in the Summary Compensation Table for the years 2013-2016 which reflects deferrals made by Ms. Biss in the amount of $25,060 and above market interest of $11,268.

Deferred Bonus Agreements (“DBA”)

The Bank has DBA agreements in place for Mr. Newton and Ms. Biss that allow them to elect to defer a portion of their annual cash bonus payments. The Bank has established deferral accounts on its balance sheet that track the annual deferrals and credited interest. The deferral accounts are solely used as a measuring device, and Mr. Newton and Ms. Biss are general unsecured creditors of the Bank regarding the payment of benefits. The DBA agreements allow Mr. Newton and Ms. Biss to defer up to 25% of his or her annual cash bonus into the plan. No contributions were made by either Mr. Newton or Ms. Biss in 2016. Interest was credited to DBA balances in 2016 at an annual rate of 4.32%, compounded monthly, and will be credited at same rate in 2017; the interest rate is reviewed annually and updated, as appropriate.

The DBA agreements provide payouts in the event of termination for any reason. If Mr. Newton dies while actively employed with the Bank, his account balance will be paid to his named beneficiary in the form of 120 monthly payments. If Ms. Biss dies while actively employed with the Bank, her account balance (projected to age 62, if death occurs prior to that date) will be paid to her named beneficiary in the form of 120 monthly payments. If termination is due to reasons other than death, the account balance will be paid in equal monthly installments or in a lump sum according to the participant’s election under his or her agreement. If either participant experiences a Termination for Cause (as defined in the agreements), payouts will not exceed cumulative deferrals. If an unforeseeable emergency (as defined in the agreements) occurs, the participant may petition to receive a distribution from the agreement (a “Hardship Distribution”). Per Section 409A of the Internal Revenue Code, certain payments to Mr. Newton and Ms. Biss would not commence for six months following a termination of employment.

The DBA agreements include a non-competition provision which results in forfeiture (and repayment, if applicable) of interest credited to the account if the participant competes with the Bank in Oregon or Idaho during employment or within 18 months following termination of employment.

Deferred Compensation Agreement (“DCA”)

The Bank has a DCA agreement in place for Mr. Zink that allows him to elect to defer a portion of his annual cash bonus payment. Mr. Zink’s DCA was credited an initial grant by the Bank, in two installments totaling $350,000 (the “Initial Grant”). Mr. Zink is fully vested in the Initial Grant. The Bank has established a deferral account on its balance sheet that tracks the Initial Grant, annual deferrals, and credited interest. The deferral accounts are solely used as a measuring device, and Mr. Zink is a general unsecured creditor of the Bank regarding the payment of benefits. The DCA agreement allows Mr. Zink to defer up to 25% of his annual cash bonus into the plan. No contributions were made by Mr. Zink in 2016. Interest was credited to DCA balances in January 2016 for the year 2015 at an annual rate of 4.32%, and was credited at an annual rate of 4.32% in January 2017 for the year 2016. The interest rate is reviewed annually and updated, as appropriate.

The DCA agreement provides payouts in the event of termination for any reason. If Mr. Zink dies while actively employed with the Bank, his account balance will be paid to his named beneficiary in the form of 36 monthly payments. If termination is due to reasons other than death, the account balance will be paid in equal monthly installments or in a lump sum according to his election under the agreement. If Mr. Zink experiences a Separation for Cause (as defined in the agreement), payouts will not exceed his cumulative deferrals. If an unforeseeable emergency (as defined in the agreements) occurs, Mr. Zink may petition to receive a distribution from the agreement (a “Hardship Distribution”). Per Section 409A of the Internal Revenue Code, certain payments to Mr. Zink would not commence for six months following a termination of employment.

The DCA agreement includes a non-competition provision which results in forfeiture (and repayment, if applicable) of interest credited to the account if Mr. Zink competes with the Bank in Oregon or Idaho during employment or within 18 months following termination of employment.

Potential Payments upon Termination or Change in Control

This section and the various tables summarize the estimated compensation that would be paid to each of the NEOs in the event of various termination scenarios.

Employment Agreements, Severance Benefits and Change In Control Arrangements

Effective October 29, 2013, the Company entered into Executive Employment Agreements with Messrs. Zink, Newton and Lee and Ms. Biss. Effective November 1, 2013, the Company also entered into an Executive Employment Agreement with Mr. Reeves. These agreements include payments upon certain termination events. Each of these agreements was amended on February 4, 2015.

The original term of each agreement was for two years, commencing on the effective date. After the initial two-year term, the agreements automatically renew for an additional one year period on each anniversary of the effective date, unless the Company gives notice of termination 90 days prior to expiration.

The agreements outline the duties of each employee and forms of remuneration awarded for the performance of such duties, including base salary, bonuses and various other employer provided benefits. In addition, the agreements outline specific duties and payments to be made upon termination of employment under various conditions.

Termination in connection with a change in control: In the event of an involuntary termination of employment without cause (as defined in each executive’s agreement) or voluntary termination by the executive for good reason (as defined in each executive’s agreement) within 12 months before or 18 months after a change in control (as defined in each executive’s agreement), the executive will receive an amount equal to 2.99 times their base salary plus an amount equal to 2.99 times their annual cash incentive in effect for the year in which the change in control occurs (the “Change in Control Payment”). In addition, all outstanding unvested restricted stock and stock options will fully vest upon termination and the Company will provide certain employment benefits for a period of 18 months following the date of termination. The benefits may be limited, however, if the executive is initially determined to be subject to excise taxes under Section 4999 of the Internal Revenue Code but would be better off on a net-after tax basis by reducing the Change in Control Payments to avoid being subject to the excise tax. A participant would also be entitled to the Change in Control Payment if terminated in connection with a “business combination” (as defined in each executive’s agreement) that does not rise to the level of a change in control.

Involuntary or good reason termination unrelated to a change in control: In the event of an involuntary termination by the Company without cause or voluntary termination by the executive for good reason, the agreement provides that the executive will receive an amount equal to 18 months base salary plus an amount equal to the target cash incentive in effect in the year in which the termination occurs, pro-rated for the portion of the year prior to the date of termination. In addition, the Company will provide certain employment benefits for a period of 18 months following the date of termination.

Voluntary termination without good reason: In the event of a voluntary termination without good reason, the executive shall provide up to 120 hours of consulting services to the Company within the first three months following his termination. Each NEO will be paid for the consulting services at an hourly rate equal to the annual base salary at the time of termination divided by 2,080 for each hour worked. As of December 31, 2016, the maximum consulting services that each NEO could earn following a voluntary termination without good reason was $31,731, $14,559, $15,865, $13,558 for Messrs. Zink, Newton, Reeves, and Lee, respectively, and $12,981 for Ms. Biss.

In the case of Messrs. Zink and Newton and Ms. Biss, the amended Executive Employment Agreements provide that, upon the applicable executive’s retirement from the Company, any unvested grants of restricted stock and stock options awarded to the executive under the 2008 Performance Incentive Plan will continue to vest following retirement in accordance with the vesting schedules set forth in the respective restricted stock award agreements and stock option grant agreements, with the exception of the stock options granted to such executives on February 3, 2015, which would not continue to vest following retirement.

The employment agreements include a non-competition provision which prohibits each NEO from competing with the Company or the Bank (in any county in which the Company operates or does business, or within 50 miles of Bend, Oregon) and soliciting any employee or customer of the Company or the Bank during the term of the employment agreement and for 18 months following termination of employment.

Other Change in Control and Employment Termination Provisions: The individual award agreements governing outstanding unvested stock options and restricted stock provide for accelerated vesting upon the recipient’s death or disability, as defined under the agreements. The award agreements for stock options granted to NEOs on February 3, 2015, also provide for accelerated vesting upon termination in connection with a “business combination” (as defined in each executive’s award agreement) that does not rise to the level of a change in control. In addition, different provisions govern the length of time a recipient has to exercise a stock option after termination of employment, depending on the reason for termination. For example, in some cases the exercise period is limited to 30 days for a termination for reasons other than death or disability, while for death or disability, the exercise period may be extended to the earlier of 12 months or the original term.

Per Section 409A of the Internal Revenue Code, certain payments to the NEOs would not commence for six months following a termination of employment. Any payment delayed under the Executive Employment Agreements, will be credited with interest at the prime rate as published in the Wall Street Journal until the payment is made.

The following tables show payments our NEOs may receive assuming various employment termination and change-in-control scenarios had occurred on December 31, 2016. The amounts shown in the tables reflect estimated amounts. The actual amounts would need to be calculated upon the actual termination of employment. The amounts shown do not include the value of vested and unexercised stock options reported above in the Outstanding Equity Awards at Fiscal Year-End 2016 table, vested accrued DBA and DCA amounts reported above in the Non-Qualified Deferred Compensation table, vested accrued SERP amounts reported above in the Pension Benefits table, term life insurance benefits, or generally available employee benefits. Some amounts below have been rounded up to the nearest whole number.

Post-employment Payments - Mr. Zink
Executive Payments and Benefits upon Termination or Change in Control	Retirement		Involuntary Termination for Cause	Involuntary Termination Without Cause/ Termination for Good Reason		Change in Control With Termination for Good Reason or Without Cause		Death	Disability
Compensation:
Severance	$—		$—	$825,000	(1)	$2,631,200	(2), (3)	$—	$—
Pro-rata Bonus	—		—	330,000	(4)	—		—	—
Long-term Incentives (5)
Stock Options	—		—	—		4,995,000	(3)	4,995,000	4,995,000
Restricted Stock	1,350,096	(6)	—	—		1,350,096		1,350,096	1,350,096
Benefits & Perquisites:
Health Benefits	—		—	24,336	(7)	24,336	(7)	—	—
Total	$1,350,096		$—	$1,179,336		$9,000,632		$6,345,096	$6,345,096

(1) Severance amount is equal to eighteen months of Mr. Zink's base salary, payable in a lump sum.
(2) Severance amount is equal to 2.99 times the sum of Mr. Zink's base salary and target bonus, payable in a lump sum.
(3) These amounts would also be payable to Mr. Zink in the event of a qualifying termination following a business combination that does not rise to the level of a Change in Control as defined in the applicable agreements.

(4) Mr. Zink would be entitled to his target cash incentive award pro-rated for the portion of the year prior to termination. Because termination is assumed to take place on December 31, 2016, the amount reflects the full target bonus.

(5) Equity awards valued using the closing price of our common stock as of December 30, 2016, which was $8.12. Award values for stock options were calculated based on the difference between each option's exercise price and the closing price. Stock options and restricted stock vest upon death, disability, and termination in connection with a change in control.

(6) Under the terms of Mr. Zink's employment agreement, any unvested grants of restricted stock and stock options awarded to the executive will continue to vest in accordance with the vesting schedules set forth in the award agreements, with the exception of the stock options granted to Mr. Zink on February 3, 2015, which would not continue to vest following retirement.

(7) Estimates costs for continuation of medical, dental, vision, life insurance, and disability benefits for 18 months following termination, using 2017 costs.

Post-employment Payments - Mr. Newton
Executive Payments and Benefits upon Termination or Change in Control	Retirement		Involuntary Termination for Cause	Involuntary Termination Without Cause/ Termination for Good Reason		Change in Control With Termination for Good Reason or Without Cause		Death	Disability
Compensation:
Severance	$—		$—	$378,525	(1)	$1,094,063	(2), (3)	$—	$—
Pro-rata Bonus	—		—	113,558	(4)	—		—	—
Long-term Incentives (5)
- Stock Options	—		—	—		1,998,000	(3)	1,998,000	1,998,000
- Restricted Stock	459,551	(6)	—	—		459,551		459,551	459,551
Benefits & Perquisites:
Health Benefits	—		—	10,582	(7)	10,582	(7)	—	—
Total	$459,551		$—	$502,665		$3,562,196		$2,457,551	$2,457,551

(1) Severance amount is equal to eighteen months of Mr. Newton’s base salary, payable in a lump sum.
(2) Severance amount is equal to 2.99 times the sum of Mr. Newton's base salary and target bonus, payable in a lump sum.
(3) These amounts would also be payable to Mr. Newton in the event of a qualifying termination following a business combination that does not rise to the level of a Change in Control as defined in the applicable agreements.

(4) Mr. Newton would be entitled to his target cash incentive award pro-rated for the portion of the year prior to termination. Because termination is assumed to take place on December 31, 2016, the amount reflects the full target bonus.

(5) Equity awards valued using the closing price of our common stock as of December 30, 2016, which was $8.12. Award values for stock options were calculated based on the difference between each option's exercise price and the closing price. Stock options and restricted stock vest upon death, disability, and termination in connection with a change in control.

(6) Under the terms of Mr. Newton's employment agreement, any unvested grants of restricted stock and stock options awarded to the executive will continue to vest in accordance with the vesting schedules set forth in the award agreements, with the exception of the stock options granted to Mr. Newton on February 3, 2015, which would not continue to vest following retirement.

(7) Estimates costs for continuation of medical, dental, vision, life insurance, and disability benefits for 18 months following termination, using 2017 costs.

Post-employment Payments - Mr. Reeves
Executive Payments and Benefits upon Termination or Change in Control	Voluntary Termination	Involuntary Termination for Cause	Involuntary Termination Without Cause/ Termination for Good Reason		Change in Control With Termination for Good Reason or Without Cause		Death	Disability
Compensation:
Severance	$—	$—	$412,500	(1)	$1,192,263	(2), (3)	$—	$—
Pro-rata Bonus	—	—	123,750	(4)	—		—	—
Long-term Incentives (5)
- Stock Options	—	—	—		1,998,000	(3)	1,998,000	1,998,000
- Restricted Stock	—	—	—		506,282		506,282	506,282
Benefits & Perquisites:
Health Benefits	—	—	28,961	(6)	28,961	(6)	—	—
Total	$—	$—	$565,211		$3,725,506		$2,504,282	$2,504,282

(1) Severance amount is equal to eighteen months of Mr. Reeves' base salary, payable in a lump sum.
(2) Severance amount is equal to 2.99 times the sum of Mr. Reeves' base salary and target bonus, payable in a lump sum.
(3) These amounts would also be payable to Mr. Reeves in the event of a qualifying termination following a business combination that does not rise to the level of a Change in Control as defined in the applicable agreements.

(4) Mr. Reeves would be entitled to his target cash incentive award pro-rated for the portion of the year prior to termination. Because termination is assumed to take place on December 31, 2016, the amount reflects the full target bonus.

(5) Equity awards valued using the closing price of our common stock as of December 30, 2016, which was $8.12. Award values for stock options were calculated based on the difference between each option's exercise price and the closing price. Stock options and restricted stock vest upon death, disability, and termination in connection with a change in control.

(6) Estimates costs for continuation of medical, dental, vision, life insurance, and disability benefits for 18 months following termination, using 2017 costs.

Post-employment Payments - Ms. Biss
Executive Payments and Benefits upon Termination or Change in Control	Retirement		Involuntary Termination for Cause	Involuntary Termination Without Cause/ Termination for Good Reason		Change in Control With Termination for Good Reason or Without Cause		Death		Disability
Compensation:
Severance	$—		$—	$337,500	(1)	$975,488	(2), (3)	$—		$—
Pro-rata Bonus	—		—	101,250	(4)	—		—		—
Long-term Incentives (5)
- Stock Options	—		—	—		1,165,500	(3)	1,165,500		1,165,500
- Restricted Stock	405,318	(6)	—	—		405,318		405,318		405,318
Benefits & Perquisites:
Deferred Bonus Plan	—		—	—		—		8,189	(7)	—
Health Benefits	—		—	33,478	(8)	33,478	(8)	—		—
Total	$405,318		$—	$472,228		$2,579,784		$1,579,007		$1,570,818

(1) Severance amount is equal to eighteen months of Ms. Biss' base salary, payable in a lump sum.
(2) Severance amount is equal to 2.99 times the sum of Ms. Biss' base salary and target bonus, payable in a lump sum.
(3) These amounts would also be payable to Ms. Biss in the event of a qualifying termination following a business combination that does not rise to the level of a Change in Control as defined in the applicable agreements.

(4) Ms. Biss would be entitled to his target cash incentive award pro-rated for the portion of the year prior to termination. Because termination is assumed to take place on December 31, 2016, the amount reflects the full target bonus.

(5) Equity awards valued using the closing price of our common stock as of December 30, 2016, which was $8.12. Award values for stock options were calculated based on the difference between each option's exercise price and the closing price. Stock options and restricted stock vest upon death, disability, and termination in connection with a change in control.

(6) Under the terms of Ms. Biss' employment agreement, any unvested grants of restricted stock and stock options awarded to the executive will continue to vest in accordance with the vesting schedules set forth in the award agreements, with the exception of the stock options granted to Ms. Biss on February 3, 2015, which would not continue to vest following retirement.

(7) Upon death, Ms. Biss’s heirs would be entitled to her projected account balance as of age 65 using an interest rate of 4.32%, payable in monthly installments over 10 years. The amount above reflects the projected increase in her account balance over her current balance as reflected under "Aggregate balance at last FYE" in the Nonqualified Deferred Compensation Plans table included in this report.

(8) Estimates costs for continuation of medical, dental, vision, life insurance, and disability benefits for 18 months following termination, using 2017 costs.

Post-employment Payments - Mr. Lee
Executive Payments and Benefits upon Termination or Change in Control	Voluntary Termination	Involuntary Termination for Cause	Involuntary Termination Without Cause/ Termination for Good Reason		Change in Control With Termination for Good Reason or Without Cause		Death	Disability
Compensation:
Severance	$—	$—	$352,500	(1)	$1,018,843	(2), (3)	$—	$—
Pro-rata Bonus	—	—	105,750	(4)	—		—	—
Long-term Incentives (5)
- Stock Options	—	—	—		832,500	(3)	832,500	832,500
- Restricted Stock	—	—	—		432,642		432,642	432,642
Benefits & Perquisites:
Health Benefits	—	—	36,883	(6)	36,883	(6)	—	—
Total	$—	$—	$495,133		$2,320,868		$1,265,142	$1,265,142

(1) Severance amount is equal to eighteen months of Mr. Lee's base salary, payable in a lump sum.
(2) Severance amount is equal to 2.99 times the sum of Mr. Lee's base salary and target bonus, payable in a lump sum.
(3) These amounts would also be payable to Mr. Lee in the event of a qualifying termination following a business combination that does not rise to the level of a Change in Control as defined in the applicable agreements.

(4) Mr. Lee would be entitled to his target cash incentive award pro-rated for the portion of the year prior to termination. Because termination is assumed to take place on December 31, 2016, the amount reflects the full target bonus.

(5) Equity awards valued using the closing price of our common stock as of December 30, 2016, which was $8.12. Award values for stock options were calculated based on the difference between each option's exercise price and the closing price. Stock options and restricted stock vest upon death, disability, and termination in connection with a change in control.

(6) Estimates costs for continuation of medical, dental, vision, life insurance, and disability benefits for 18 months following termination, using 2017 costs.

COMPENSATION COMMITTEE REPORT

This report is submitted by the Compensation Committee of the Board of Directors. The Compensation Committee has reviewed and discussed with management the CD&A contained in this Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Based on its review of the CD&A and its discussions with management, the Compensation Committee recommended to the Board of Directors, and the Board of Directors has agreed, that the CD&A be included in this 2016 Form 10-K.

Respectfully submitted by the Compensation Committee,

Jerol E. Andres (Chair)
Michael J. Connolly
Dennis L. Johnson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2016, regarding the number of shares that may be issued upon the exercise of options and other rights that have been granted under all of the Company’s existing equity compensation plans, as well as the number of securities remaining available for issuance under such equity plans.

	# of securities to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	# of securities remaining available for future issuance under plan (excluding securities in column (a))
Plan Category	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	3,383,972	$5.32	1,623,875
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	3,383,972	$5.32	1,623,875

Security Ownership of Certain Beneficial Owners and Management

The following table describes, as of March 1, 2017, the beneficial ownership of our common stock by each director, each of our NEOs, all of our directors, and executive officers as a group, and those persons known to beneficially own more than 5% of our common stock.

Beneficial Owner’s Name	Shares of Common Stock	Nonvested Restricted Stock	Stock Options Exercisable	Shares held in 401(K) Plan	Total Shares of Common Stock Owned(1)	Percent of Class
5% Owners:
Green Equity Investors V, L.P.(2) 11111 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	11,473,443	—	—	—	11,473,443	15.04%
Green Equity Investors Side V, L.P.(2) 11111 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	11,473,443	—	—	—	11,473,443	15.04%
WL Ross & Co. LLC(3) 1166 Avenue of the Americas New York, NY 10036	11,478,529	—	—	—	11,478,529	15.05%
Lightyear Fund II, L.P.(4) 9 West 57th Street, 31st Floor New York, NY 10019	11,496,411	—	—	—	11,496,411	15.07%
Lightyear Co-Invest Partnership II, L.P.(4) 9 West 57th Street, 31st Floor New York, NY 10019	11,496,411	—	—	—	11,496,411	15.07%
David F. Bolger 79 Chestnut Street Ridgewood, NJ 07450-2533	6,577,072	—	—	—	6,577,072	8.62%
Officers and Directors:
Jerol E. Andres, Director	27,237	—	—	—	27,237	0.04%
Michael J. Connolly, Director	22,968	—	—	—	22,968	0.03%
Annette G. Elg, Director	12,348	—	—	—	12,348	0.02%
Dennis L. Johnson, Director	12,348	—	—	—	12,348	0.02%
J. LaMont Keen, Director	24,386	—	—	—	24,386	0.03%
James B. Lockhart III, Director	17,882	—	—	—	17,882	0.02%
Patricia L. Moss, Vice Chairman	48,454	—	—	1,804	50,258	0.07%
Ryan R. Patrick, Chairman	43,577	—	—	—	43,577	0.06%
Thomas M. Wells, Director(5)	6,628,885	—	—	—	6,628,885	8.69%
Terry E. Zink, Director and Officer	88,563	166,268	19,412	—	274,243	0.36%
Gregory D. Newton, Officer	43,643	56,595	7,300	—	107,538	0.14%
Charles N. Reeves, Officer	56,475	62,350	12,987	—	131,812	0.17%
Peggy L. Biss, Officer	38,769	49,916	6,400	1,200	96,285	0.13%
Daniel J. Lee, Officer	82,411	53,281	—	43,467	179,159	0.23%
All Directors and Executive Officers as a Group (15)	7,147,946	388,410	46,099	46,471	7,628,926	10.00%
________________

(1)
The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated below or in the table above, each person has sole voting and investment power with respect to the shares shown as beneficially owned. Percentage of beneficial ownership is based on 76,264,047 shares of common stock outstanding as of March 1, 2017.

(2)
Green Equity Investors V, L.P., a Delaware limited partnership (“GEI V”) is the record owner of 8,822,279 shares of Common Stock, Green Equity Investors Side V, L.P., a Delaware limited partnership (“GEI Side V”) is the record owner of 2,646,471 shares of Common Stock, and Leonard Green & Partners, L.P., a Delaware limited partnership ("LGP") is the record owner of 4,693 shares of Common Stock. GEI Capital V, LLC, a Delaware limited liability company (“Capital”) is the general partner of GEI V and GEI Side V. Capital’s principal business is to act as the general partner of GEI V and GEI

Side V. Green V Holdings, LLC, a Delaware limited liability company (“Holdings”) is a limited partner of GEI V and GEI Side V. Holdings’ principal business is to serve as a limited partner of GEI V and GEI Side V. LGP is an affiliate of Capital. LGP’s principal business is to act as the management company of GEI V, GEI Side V and other affiliated funds. LGP Management, Inc., a Delaware corporation (“LGPM”) is the general partner of LGP. LGPM’s principal business is to act as the general partner of LGP. Due to their relationships with GEI V and GEI Side V, each of Capital, Holdings, LGP and LGPM may be deemed to have shared voting power with respect to the common stock deemed to be beneficially owned by GEI V and GEI Side V. As such, GEI V, GEI Side V, Capital, Holdings, LGP and LGPM may be deemed to have shared beneficial ownership over such shares of common stock. Each of GEI V, GEI Side V, Capital, Holdings, LGP and LGPM, however, disclaims beneficial ownership of such shares of common stock as to which they are not the record owner.

(3)
The 11,478,529 shares of Common Stock are held directly by WLR CB Acquisition Co LLC. Wilbur L. Ross, Jr. is the managing member of El Vedado, LLC, the general partner of WL Ross Group, L.P., which in turn is the managing member of WLR Recovery Associates IV LLC. WLR Recovery Associates IV LLC is the general partner of WLR Recovery Fund IV, L.P., which is the sole manager of WLR CB Acquisition Co LLC, and WL Ross & Co. LLC is the investment manager of WL Ross Group, L.P. Accordingly, WLR Recovery Fund IV, L.P., WLR Recovery Associates IV LLC, WL Ross Group, L.P., El Vedado, LLC, Wilbur L. Ross, Jr. and WL Ross & Co. LLC may be deemed to share voting and dispositive power over the Common Stock held by WLR CB Acquisition Co LLC.

(4)
Lightyear Fund II, L.P., a Delaware limited partnership (“Lightyear Fund II”), is the record owner of 11,438,500 shares of Common Stock. Lightyear Co-Invest Partnership II, L.P., a Delaware limited partnership (“Co-Invest”), is the record owner of 30,250 shares of Common Stock. Lightyear Capital II, LLC, a Delaware limited liability company, is the record owner of 27,661 shares of Common Stock. Lightyear Fund II GP, L.P., (“Lightyear Fund II GP”) is the general partner of Lightyear Fund II. The principal business of Lightyear Fund II GP is acting as general partner of Lightyear Fund II. Lightyear Fund II GP Holdings, LLC (“Lightyear Fund II GP Holdings”) is the general partner of Lightyear Fund II GP and Co-Invest. The principal business of Lightyear Fund II GP Holdings is acting as general partner of Lightyear Fund II GP and Co-Invest. The managing member of Lightyear Fund II GP Holdings is LY Holdings, LLC. The principal business of LY Holdings, LLC is acting as managing member of Lightyear Fund II GP Holdings. The managing member of LY Holdings, LLC is Mark F. Vassallo. The present principal occupation of Mr. Vassallo is as Managing Partner of Lightyear Capital LLC. Lightyear Capital LLC is the sole member of Lightyear Capital II, LLC. The present business of Lightyear Capital LLC is acting as an investment advisory firm. The managing member of Lightyear Capital LLC is Mr. Vassallo. Lightyear Fund II GP could be deemed to have voting or dispositive power over the shares owned by Lightyear Fund II. Each of Lightyear Fund II GP Holdings, LY Holdings, and Mr. Vassallo could be deemed to have shared voting or dispositive power over the shares owned by Lightyear Fund II and Co-Invest. Each of Lightyear Capital LLC and Mr. Vassallo could be deemed to have shared voting power over the shares owned by Lightyear Capital II, LLC.

(5)
Mr. Wells is the record owner of 51,813 shares of common stock. “Shares of Common Stock” and “Total Shares of Common Stock Owned” columns also include 6,577,072 shares of common stock owned of record by David F. Bolger and as to which Mr. Wells has shared voting and investment power pursuant to a power of attorney.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationship and Related Transactions
Some of the directors and officers of the Company and of the Bank, and members of their immediate families and firms and corporations with which they are associated, have had transactions with the Bank, including borrowings and investments in time deposits. All such loans and investments were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2016, the aggregate outstanding amount of all loans to officers and directors of the Company and to firms and corporations in which they have at least a 10% beneficial interest was approximately $1,142,443, which represented approximately 0.31% of the Company’s consolidated shareholders’ equity at that date.

Independence of Directors
The Board affirmatively determined that each of the following directors and director nominees is an “independent director” as defined under the NASDAQ rules: Mr. Andres, Mr. Casciato, Mr. Connolly, Ms. Elg, Mr. Johnson, Mr. Keen, Mr. Lockhart, Ms. Moss, Mr. Patrick and Mr. Wells.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BDO USA, LLP served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016. The following table sets forth the aggregate fees for services by the independent registered public accounting firms identified above for the years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$504,200	$371,800
Audit-related fees	36,000	27,500
Tax fees	—	—
All other fees	—	—
	$540,200	$399,300

Audit Fees

Audit fees related to the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2016 and 2015, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such years, and the audit of the Company’s internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act for the same periods. Also included in audit fees are fees paid in relation to the reviews of the Company’s registration statements filed with the Securities and Exchange Commission.

Audit-Related Fees

Audit-related fees include fees for services in connection with the annual audit of the 401(k) Profit Sharing Plan and HUD compliance fees.

Tax Fees

Tax fees include consulting matters in relation to the Company’s taxes.

Pre-Approval Policies and Procedures
The Audit Committee is responsible for assuring the independence of the independent registered public accounting firm, including considering whether provision of non-audit related services is compatible with maintaining the independence of the independent registered public accounting firm. Any non-audit services provided by the auditor must be pre-approved by the Audit Committee. The Audit Committee pre-approved all of the audit-related services, tax services and other services provided by BDO USA, LLP in 2016 and 2015.

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

2.3
Agreement and Plan of Merger by and between First Interstate BancSystem, Inc. and Cascade Bancorp, dated as of November 17, 2016 (Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2016 (File No. 000-23322), and incorporated herein by reference) (Schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cascade Bancorp agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

3.1
Articles of Incorporation of Cascade Bancorp, as amended (Filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2011 (File No. 000-23322), and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Cascade Bancorp (Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2016 (File No. 000-23322), and incorporated herein by reference)

†3.3	Amendment to the Amended and Restated Bylaws of Cascade Bancorp
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

10.35
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Terry E. Zink (Filed as Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.36
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Charles Reeves (Filed as Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.37
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Gregory D. Newton (Filed as Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.38
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Peggy L. Biss (Filed as Exhibit 10.6 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

10.39
First Amendment to Executive Employment Agreement among Cascade Bancorp, Bank of the Cascades and Daniel J. Lee (Filed as Exhibit 10.7 to the registrant’s Form 8-K filed with the SEC on February 5, 2015 (File No. 333-23322), and incorporated herein by reference)

*10.40
2008 Cascade Bancorp Performance Incentive Plan, as amended (Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2016 (File No. 000-23322), and incorporated by reference)

10.41
Form of Company Voting Agreement (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2016 (File No. 000-23322), and incorporated herein by reference)

10.42	Form of FIBK Voting Agreement (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2016 (File No. 000-23322), and incorporated herein by reference)
†21.1	Subsidiaries of the registrant
†23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP
†31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-4(a)
†31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-4(a)
††32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE BANCORP
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terry E. Zink Terry E. Zink, CEO and President, Director (Principal Executive Officer)	Date: March 3, 2017
/s/ Ryan R. Patrick Ryan R. Patrick, Director, Chairman	Date: March 3, 2017
/s/ Patricia L. Moss Patricia L. Moss, Director, Vice Chairman	Date: March 3, 2017
/s/ Jerol E. Andres Jerol E. Andres, Director	Date: March 3, 2017
/s/ Michael J. Connolly Michael J. Connolly, Director	Date: March 3, 2017
/s/ J. LaMont Keen J. LaMont Keen, Director	Date: March 3, 2017
/s/ James B. Lockhart III James B. Lockhart III, Director	Date: March 3, 2017
/s/ Thomas M. Wells Thomas M. Wells, Director	Date: March 3, 2017
/s/ Annette Elg Annette Elg, Director	Date: March 3, 2017
/s/ Dennis Johnson Dennis Johnson, Director	Date: March 3, 2017
/s/ Gregory D. Newton Gregory D. Newton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 3, 2017