Form 10-Q
period 2017-03-31
CASCADE BANCORP
filed 2017-05-05
CIK 865911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer   ☒ Accelerated filer   ☐ Non-accelerated filer
☐ Smaller reporting company ☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 76,263,746 shares of common stock, no par value, as of May 3, 2017.

CASCADE BANCORP & SUBSIDIARY
FORM 10-Q
QUARTERLY REPORT
March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Cascade Bancorp & Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Dollars in thousands)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$57,801	$52,561
Interest bearing deposits	99,194	19,743
Federal funds sold	273	273
Total cash and cash equivalents	157,268	72,577
Investment securities available-for-sale	469,720	494,819
Investment securities held-to-maturity, estimated fair value of $141,594 at March 31, 2017; $142,272 at December 31, 2016	139,196	140,557
Federal Home Loan Bank (FHLB) stock	3,838	3,268
Loans held for sale	4,066	8,651
Loans, net	2,088,174	2,077,358
Premises and equipment, net	45,880	48,658
Bank-owned life insurance (BOLI)	56,869	56,957
Other real estate owned (OREO), net	1,727	1,677
Deferred tax asset (DTA), net	40,333	45,172
Core deposit intangible (CDI)	11,943	12,317
Goodwill	85,852	85,852
Other assets	31,806	31,195
Total assets	$3,136,672	$3,079,058
LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$935,110	$916,197
Interest bearing demand	1,357,911	1,327,975
Savings	200,842	197,279
Time	220,918	220,362
Total deposits	2,714,781	2,661,813
Other liabilities	43,301	47,593
Total liabilities	2,758,082	2,709,406
Stockholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 76,263,456 issued and outstanding as of March 31, 2017; 76,262,184 issued and outstanding as of December 31, 2016	472,564	471,718
Accumulated deficit	(94,240)	(101,001)
Accumulated other comprehensive income (loss)	266	(1,065)
Total stockholders’ equity	378,590	369,652
Total liabilities and stockholders’ equity	$3,136,672	$3,079,058
  See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2017 and 2016
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$21,554	$17,920
Interest on investments	3,985	4,618
Other interest income	82	156
Total interest income	25,621	22,694

Interest expense:
Deposits:
Interest bearing demand	584	413
Savings	15	11
Time	131	85
Other borrowings	25	26
Total interest expense	755	535

Net interest income	24,866	22,159
Loan loss (provision)/ recovery	—	—
Net interest income after loan loss (provision)/ recovery	24,866	22,159

Non-interest income:
Service charges on deposit accounts	1,651	1,372
Card issuer and merchant services fees, net	2,276	1,835
Earnings on BOLI	286	258
Mortgage banking income, net	1,147	495
Swap fee income	256	666
SBA gain on sales and fee income	798	174
ATM income	423	243
Other income	639	413
Total non-interest income	7,476	5,456

Non-interest expense:
Salaries and employee benefits	12,628	13,029
Occupancy	1,744	2,680
Information technology	1,181	1,397
Equipment	467	448
Communications	593	610
Federal Deposit Insurance Corporation (FDIC) insurance	517	377
OREO (income) expense	10	212
Professional services	891	1,598
Card issuer	872	909
Insurance	160	175
CDI Amortization	374	205
Other expenses	1,898	2,878
Total non-interest expense	21,335	24,518

Income before income taxes	11,007	3,097
Income tax provision	(4,245)	(1,157)
Net income	$6,762	$1,940

Basic and diluted income per share:
Net income per common share	$0.09	$0.03
Net income per common share (diluted)	$0.09	$0.03

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Net income	$6,762	$1,940

Other comprehensive income:
Change in unrealized gains on investment securities available-for-sale	2,147	500
Tax effect on securities	(816)	(190)
Total other comprehensive income (loss)	1,331	310
Comprehensive income	$8,093	$2,250

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$14,433	$4,462

Investing activities:
Purchases of investment securities available-for-sale	(3)	(145,318)
Purchases of investment securities held to maturity	—	(5,116)
Proceeds from maturities, calls, sales and prepayments of investment securities available-for-sale	26,937	28,391
Proceeds from maturities and calls of investment securities held-to-maturity	1,322	438
Proceeds from redemption of FHLB stock	5,494	10,283
Purchases of FHLB stock	(6,064)	(10,420)
Loan originations, net of collections	(10,816)	(96,179)
Purchases of premises and equipment	(288)	(512)
Proceeds from sales of premises and equipment	—	28
Proceeds from sales of other assets	720	—
Proceeds from sales of OREO	(50)	—
Net cash assumed in Bank of America branch acquisition	—	456,611
Net cash used in investing activities	17,252	238,206

Financing activities:
Net increase in deposits	52,968	23,061
Proceeds from stock options exercised	38	—
Tax effect of non-vested restricted stock	—	(11)
FHLB advance borrowings	145,902	257,000
Repayment of FHLB advances	(145,902)	(257,000)
Net cash provided by financing activities	53,006	23,050
Net increase in cash and cash equivalents	84,691	265,718
Cash and cash equivalents at beginning of period	72,577	77,805
Cash and cash equivalents at end of period	$157,268	$343,523

Supplemental disclosures of cash flow information:
Interest paid	$762	$7,077
Taxes paid	$490	$195
Transfers of property, plant & equipment to other assets	$2,307	$—

See accompanying notes to condensed consolidated financial statements.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
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

The interim condensed consolidated financial statements have been prepared by the Company without audit and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the interim condensed consolidated financial statements include all adjustments (all of which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. In preparing the interim condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expenses for the reporting periods. Actual results could differ from those estimates. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The condensed consolidated financial statements as of and for the year ended December 31, 2016 were derived from the Company’s audited consolidated financial statements, but do not include all disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2016 consolidated financial statements, including the notes thereto, included in the 2016 Annual Report.

2.    Business Combinations

Prime Pacific Financial Services, Inc.
At close of business on August 1, 2016 (the “PPFS Acquisition Date”), the Company acquired Prime Pacific Financial Services, Inc. (“PPFS”), the holding company of Prime Pacific Bank, National Association, a Snohomish county, national banking association (the “PPFS merger”).

In the PPFS merger, each share of PPFS common stock was converted into the right to receive 0.3050 shares of Cascade common stock. The conversion resulted in Cascade issuing 2,921,012 shares of its common stock.

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

Purchase Price (in thousands), except per share data
Cascade shares issued for PPFS shares		2,921,012
Cascade share price		$5.56
Consideration from common stock conversion (0.3050 ratio)		$16,238
Cash paid in lieu of fractional shares		1
Total purchase price		$16,239
Assets
Cash and cash equivalents	$7,625
FHLB stock	424
Loans, net	102,670
Premises and equipment	5,333
Deferred tax asset	2,488
Bank owned life insurance	1,491
Other assets	2,364
Total assets	$122,395
Liabilities
Deposits	$101,544
Other liabilities	8,212
Total liabilities	$109,756

Net identifiable assets acquired		12,639
Intangible assets acquired (1)		342
Goodwill		$3,258

(1) Intangible assets consist of core deposit intangibles. The useful life for which the core deposit intangibles are being amortized is 10 years.

Due to the small nature of the PPFS acquisition, 2016 pro forma statements are not being presented.

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
March 31, 2017
(unaudited)

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

3.    Investment Securities

The following table presents investment securities at March 31, 2017 and December 31, 2016, showing that available-for-sale and held-to-maturity securities decreased from December 31, 2016 primarily due to payoffs in MBS securities with runoff not replaced to facilitate the pending merger with FIBK (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2017
Available-for-sale
U.S. Agency mortgage-backed securities (MBS)	$158,881	$1,939	$(317)	$160,503
Non-agency MBS	232,213	271	(2,202)	230,282
U.S. Agency asset-backed securities	6,424	416	(62)	6,778
Corporate securities	71,232	583	(215)	71,600
Mutual fund	540	17	—	557
	$469,290	$3,226	$(2,796)	$469,720
Held-to-maturity
U.S. Agency MBS	$100,305	$1,606	$(110)	$101,801
Obligations of state and political subdivisions	38,604	1,001	(99)	39,506
Tax credit investments	287	—	—	287
	$139,196	$2,607	$(209)	$141,594

December 31, 2016
Available-for-sale
U.S. Agency MBS	$165,933	$1,828	$(799)	$166,962
Non-agency MBS	252,153	203	(3,408)	248,948
U.S. Agency asset-backed securities	6,700	419	(57)	7,062
Corporate securities	71,213	397	(287)	71,323
Mutual fund	537	—	(13)	524
	$496,536	$2,847	$(4,564)	$494,819
Held-to-maturity
U.S. Agency MBS	$101,563	$1,195	$(148)	$102,610
Obligations of state and political subdivisions	287	—	—	287
Tax credit investments	38,707	770	(102)	39,375
	$140,557	$1,965	$(250)	$142,272

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

The following table presents the contractual maturities of investment securities at March 31, 2017 (dollars in thousands):

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$3,485	$3,495	$1,834	$1,836
Due after one year through five years	75,171	75,533	37,830	38,134
Due after five years through ten years	39,777	39,912	82,476	84,533
Due after ten years	350,317	350,223	16,769	16,804
Mutual fund	540	557	—	—
Tax credit investments	—	—	287	287
	$469,290	$469,720	$139,196	$141,594

The following table presents the fair value and gross unrealized losses of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2017
Available-for-sale
U.S. Agency MBS	$43,949	$(300)	$3,945	$(17)	$47,894	$(317)
Non-Agency MBS	160,190	(2,062)	13,734	(140)	173,924	(2,202)
U.S. Agency asset-backed securities	—	—	1,887	(62)	1,887	(62)
Corporate Securities	6,781	(215)	—	—	6,781	(215)
	$210,920	$(2,577)	$19,566	$(219)	$230,486	$(2,796)

Held-to-maturity
U.S. Agency MBS	$4,868	$(110)	$—	$—	$4,868	$(110)
Obligations of state and political subdivisions	1,935	(99)	—	—	1,935	(99)
	$6,803	$(209)	$—	$—	$6,803	$(209)

December 31, 2016
Available-for-sale
U.S. Agency MBS	$51,082	$(786)	$1,733	$(13)	$52,815	$(799)
Non-Agency MBS	211,909	(3,268)	1,933	(140)	213,842	(3,408)
U.S. Agency asset-backed securities	—	—	1,918	(57)	1,918	(57)
Corporate Securities	6,709	(287)	—	—	6,709	(287)
Mutual Fund	524	(13)			524	(13)
	$270,224	$(4,354)	$5,584	$(210)	$275,808	$(4,564)

Held-to-maturity
U.S. Agency MBS	7,641	(148)	—	—	$7,641	$(148)
Obligations of state and political subdivisions	1,942	(102)	—	—	1,942	(102)
	$9,583	$(250)	$—	$—	$9,583	$(250)

The unrealized losses on investments in U.S. Agency and non-agency MBS, U.S. Agency asset-backed securities, and corporate securities are primarily due to elevated yield/rate spreads at March 31, 2017 and December 31, 2016 as compared to yield/rate spread relationships prevailing at the time specific investment securities were purchased. The Company had 79 and 87 securities in the loss position at March 31, 2017 and December 31, 2016, respectively. Management expects the fair value of these investment securities to recover as securities approach their maturity dates. Management does not believe that the above gross unrealized losses on investment securities are other-than-temporary. Accordingly, no impairment adjustments have been recorded.

Management intends to hold the investment securities classified as held-to-maturity until they mature, at which time the Company will receive full amortized cost value for such investment securities. Furthermore, as of March 31, 2017, management did not have the intent to sell any of the securities classified as held-to-maturity in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

4.    Loans and reserve for credit losses

 The composition of the loan portfolio at March 31, 2017 and December 31, 2016 was as follows (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Originated loans (a):
Commercial real estate:
Owner occupied	$297,105	16.0%	$298,721	16.4%
Non-owner occupied	529,025	28.5%	514,363	28.3%
Total commercial real estate loans	826,130	44.5%	813,084	44.7%
Construction	212,812	11.5%	200,654	11.0%
Residential real estate	387,507	20.9%	377,374	20.7%
Commercial and industrial	387,548	20.9%	386,150	21.2%
Consumer	41,293	2.2%	42,072	2.4%
Total loans	1,855,290	100.0%	1,819,334	100.0%

Less:
Deferred loan fees	(2,041)		(1,764)
Reserve for loan losses	(25,357)		(25,290)
Loans, net	$1,827,892		$1,792,280

Acquired loans (b):
Commercial real estate:
Owner occupied	$84,113	32.4%	$92,490	32.5%
Non-owner occupied	94,863	36.4%	98,034	34.4%
Total commercial real estate loans	178,976	68.8%	190,524	66.9%
Construction	3,447	1.3%	10,384	3.6%
Residential real estate	49,400	19.0%	54,468	19.1%
Commercial and industrial	27,187	10.4%	28,286	9.9%
Consumer	1,272	0.5%	1,416	0.5%
Total loans	$260,282	100.0%	$285,078	100.0%

Total loans:
Commercial real estate:
Owner occupied	$381,218	18.0%	$391,211	18.6%
Non-owner occupied	623,888	29.5%	612,397	29.1%
Total commercial real estate loans	1,005,106	47.5%	1,003,608	47.7%
Construction	216,259	10.2%	211,038	10.0%
Residential real estate	436,907	20.7%	431,842	20.5%
Commercial and industrial	414,735	19.6%	414,436	19.7%
Consumer	42,565	2.0%	43,488	2.1%
Total loans	2,115,572	100.0%	2,104,412	100.0%

Less:
Deferred loan fees	(2,041)		(1,764)
Reserve for loan losses	(25,357)		(25,290)
Loans, net	$2,088,174		$2,077,358

(a) Loans organically made through the Company’s normal and customary origination process, including adjustable rate mortgage (“ARM”) purchases.
(b) Loans acquired in the acquisition of Home and PPFS.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Approximately 76.9% of the Bank’s originated loan portfolio at March 31, 2017 consisted of real estate-related loans, including construction and development loans, residential mortgage loans, and commercial loans secured by commercial real estate. At March 31, 2017, approximately 78.4% of the Bank’s total portfolio (inclusive of acquired loans) consisted of real estate-related loans as described above. The Bank’s results of operations and financial condition are affected by general economic trends and in particular, the strength of the local residential and commercial real estate markets in Central, Southern and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and Seattle, Washington metro areas. Real estate values could be affected by, among other things, a worsening of national and local economic conditions, an increase in foreclosures, a decline in home sale volumes, and an increase in interest rates. Furthermore, the Bank may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to the Bank in the event of a sustained downturn in business and economic conditions generally or specifically in the principal markets in which the Bank does business. An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of non-performing assets, net charge-offs, and loan loss provision. Management expects to diversify its commercial real estate (“CRE”) concentration over time, but real estate-related loans will remain a significant portfolio component due to the nature of the economies, businesses, and markets the Bank serves.

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

In the normal course of business, the Bank may participate portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At March 31, 2017 and December 31, 2016, the portion of loans participated to third parties (which are not included in the accompanying condensed consolidated financial statements) totaled $125.5 million and $128.8 million, respectively.

Acquired loans

PPFS
Acquired loans include those loans purchased by the Company in its acquisition of PPFS, which was completed on August 1, 2016. These loans were recorded at estimated fair value at the PPFS Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the PPFS acquired loans at acquisition was a reduction of $2.5 million, representing a valuation adjustment for interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of March 31, 2017, the remaining net fair value adjustment to the PPFS acquired loans was $1.6 million.

Home
Acquired loans also include those loans purchased by the Company in its acquisition (the “Home merger”) of Home Federal Bancorp, Inc. (“Home”), which was completed on May 16, 2014 (the “Home Acquisition Date”). These loans were recorded at estimated fair value at the Home Acquisition Date. The fair value estimates for acquired loans are based on expected prepayments, charge-offs and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the Home acquired loans at acquisition was a reduction of $6.0 million, representing a valuation adjustment for

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

interest rate and credit which will be accreted over the life of the loans (approximately 10 years). As of March 31, 2017, the remaining net fair value adjustment was $1.5 million.

Of the PPFS and Home loans acquired on the PPFS Acquisition Date and Home Acquisition Date, as applicable, and still held at March 31, 2017, $8.7 million, or 3.3%, were graded substandard. With the amount of classified loans acquired being nominal, all loans acquired are treated in a manner consistent with originated loans for credit risk management and accounting purposes.

As of March 31, 2017, $18.2 million, or 7.0% of the $260.3 million, in acquired loans were covered under loss sharing agreements with the FDIC (“covered loans”) that were entered into in September 2009 and September 2010 between the FDIC and Home. The loss sharing agreements have limited terms (10 years for net losses on single-family residential real estate loans, as defined by the FDIC, five years for losses on non-residential real estate loans, as defined by the FDIC, and an additional three years with respect to recoveries on non-residential real estate loans). After the expiration of the loss sharing agreements, the Company will not be indemnified for losses and related expenses on covered loans. Nearly all of the assets remaining in the covered loans portfolio are non-single family covered loans. Therefore, most of the covered loans were no longer indemnified after September 30, 2014 or were no longer indemnified after September 30, 2015. When the loss sharing agreements expire, the Company’s and the Bank’s risk-based capital ratios will be reduced. While the agreements are in place, the covered loans receive a 20% risk-weighting. When the agreements expire, the risk-weighting for previously covered loans will most likely increase to 100%, based on current regulatory capital definitions. With the amount of classified loans covered under these agreements being nominal, amounts that may be due to or due from the FDIC under loss sharing agreements will be accounted for on a cash basis.

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

Changes in the loss share payable associated with covered loans for the three months ended March 31, 2017 were as follows (dollars in thousands):

Three months ended
March 31, 2017
Balance at beginning of period	$76
Paid to FDIC	(76)
FDIC reimbursement	31
Balance at end of period	$31

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

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

The increase in the reserve for loan losses from December 31, 2016 to March 31, 2017 was related to a decrease in net recoveries and loan portfolio growth during the period. Management believes the amount of allowance for loan losses (“ALLL”) is appropriate as of March 31, 2017. The unallocated reserve for loan losses at March 31, 2017 has decreased $0.5 million from the balance at December 31, 2016. Management believes that the amount of unallocated reserve for loan losses is appropriate and will continue to evaluate the amount going forward.

Acquired reserve for loan losses

The fair value estimates for acquired loans are based on expected prepayments, charge-offs, and the amount and timing of undiscounted expected principal, interest and other cash flows. The net fair value adjustment to the acquired loans was $6.0 million and $2.5 million for Home and PPFS, respectively, at the time of acquisition representing a valuation adjustment for interest rate and credit quality. The credit portion of the fair value adjustment not accreted at any point in time represents the estimated reserve for loan losses for acquired loans. If the Company determines that this amount is insufficient, a provision to the reserve for loan losses will be made. As of March 31, 2017, the remaining net fair value adjustment was $1.5 million and $1.6 million for Home and PPFS, respectively, and no additional reserve for acquired loans was required.

Transactions and allocations in the reserve for loan losses and unfunded loan commitments, by portfolio segment, for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended March 31, 2017
Reserve for loan losses
Balance at December 31, 2016	$6,321	$2,196	$3,325	$10,657	$1,203	$1,588	$25,290
Loan loss provision (credit)	104	132	82	47	178	(543)	—
Recoveries	2	5	51	401	152	—	611
Loans charged off	(30)	—	(49)	(126)	(339)	—	(544)
Balance at end of period	$6,397	$2,333	$3,409	$10,979	$1,194	$1,045	$25,357

Reserve for unfunded lending commitments
Balance at December 31, 2016	$48	$268	$25	$75	$24	$—	$440
Provision for unfunded loan commitments	—	—	—	—	—	—	—
Balance at end of period	$48	$268	$25	$75	$24	$—	$440

Reserve for credit losses
Reserve for loan losses	$6,397	$2,333	$3,409	$10,979	$1,194	$1,045	$25,357
Reserve for unfunded lending commitments	48	268	25	75	24	—	440
Total reserve for credit losses	$6,445	$2,601	$3,434	$11,054	$1,218	$1,045	$25,797

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	Commercial real estate	Construction	Residential real estate	Commercial and industrial	Consumer	Unallocated	Total
For the three months ended March 31, 2016
Reserve for loan losses
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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

An individual loan is impaired when, based on current information and events, management believes that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The following table presents the reserve for loan losses and the recorded investment in loans by portfolio segment and impairment evaluation method at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Reserve for loan losses			Recorded investment in loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
March 31, 2017
Commercial real estate	$—	$6,397	$6,397	$490	$1,004,616	$1,005,106
Construction	—	2,333	2,333	—	216,259	216,259
Residential real estate	—	3,409	3,409	—	436,907	436,907
Commercial and industrial	2,000	8,979	10,979	6,902	407,833	414,735
Consumer	—	1,194	1,194	—	42,565	42,565
	$2,000	$22,312	24,312	$7,392	$2,108,180	$2,115,572
Unallocated			1,045
			$25,357

December 31, 2016
Commercial real estate	$—	$6,321	$6,321	$640	$1,002,968	$1,003,608
Construction	—	2,196	2,196	—	211,038	211,038
Residential real estate	—	3,325	3,325	—	431,842	431,842
Commercial and industrial	2,000	8,657	10,657	7,034	407,402	414,436
Consumer	—	1,203	1,203	—	43,488	43,488
	$2,000	$21,702	23,702	$7,674	$2,096,738	$2,104,412
Unallocated			1,588
			$25,290

The above reserve for loan losses includes an unallocated allowance of $1.0 million at March 31, 2017 and $1.6 million at December 31, 2016. The change in the unallocated allowance is due to the increase in qualitative factors impacting the reserve, partially offset by net recoveries.

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
March 31, 2017
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

During the three months ended March 31, 2017, the Bank saw relatively steady credit quality metrics. An improvement in Special Mention loans was offset by an increase in the Substandard portfolio. Increases in the Substandard loan balances were largely due to certain energy/mining sector SNCs included in C&I loans. Aggregate portfolio exposure to the energy/mining sector is less than 1% of total loans outstanding.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

The following table presents, by portfolio class, the recorded investment in loans by internally assigned grades at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
March 31, 2017
Originated loans (a):
Commercial real estate:
Owner occupied	$283,767	$6,560	$4,046	$2,732	$297,105
Non-owner occupied	520,588	3,307	4,137	993	529,025
Total commercial real estate loans	804,355	9,867	8,183	3,725	826,130
Construction	212,436	—	—	376	212,812
Residential real estate	386,808	—	—	699	387,507
Commercial and industrial	347,597	15,595	3,249	21,107	387,548
Consumer	41,264	—	—	29	41,293
	$1,792,460	$25,462	$11,432	$25,936	$1,855,290

Acquired loans (b):
Commercial real estate:
Owner occupied	$77,254	$3,222	$1,641	$1,996	$84,113
Non-owner occupied	78,459	4,327	6,712	5,365	94,863
Total commercial real estate loans	155,713	7,549	8,353	7,361	178,976
Construction	3,414	—	—	33	3,447
Residential real estate	47,909	814	—	677	49,400
Commercial and industrial	26,546	56	—	585	27,187
Consumer	1,272	—	—	—	1,272
	$234,854	$8,419	$8,353	$8,656	$260,282

Total loans:
Commercial real estate:
Owner occupied	$361,021	$9,782	$5,687	$4,728	$381,218
Non-owner occupied	599,047	7,634	10,849	6,358	623,888
Total commercial real estate loans	960,068	17,416	16,536	11,086	1,005,106
Construction	215,850	—	—	409	216,259
Residential real estate	434,717	814	—	1,376	436,907
Commercial and industrial	374,143	15,651	3,249	21,692	414,735
Consumer	42,536	—	—	29	42,565
	$2,027,314	$33,881	$19,785	$34,592	$2,115,572

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the acquisition of Home and PPFS.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	Loan grades
	Acceptable	Pass-Watch	Special Mention	Substandard	Total
December 31, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$282,438	$9,007	$1,302	$5,974	$298,721
Non-owner occupied	506,946	2,234	4,180	1,003	514,363
Total commercial real estate loans	789,384	11,241	5,482	6,977	813,084
Construction	200,278	—	—	376	200,654
Residential real estate	376,713	—	—	661	377,374
Commercial and industrial	351,914	11,472	5,452	17,312	386,150
Consumer	42,060	—	—	12	42,072
	$1,760,349	$22,713	$10,934	$25,338	$1,819,334

Acquired loans (b):
Commercial real estate:
Owner occupied	$85,868	$3,222	$1,663	$1,737	$92,490
Non-owner occupied	81,494	3,967	7,962	4,611	98,034
Total commercial real estate loans	167,362	7,189	9,625	6,348	190,524
Construction	10,331	—	—	53	10,384
Residential real estate	51,489	1,988	—	991	54,468
Commercial and industrial	27,636	64	—	586	28,286
Consumer	1,416	—	—	—	1,416
	$258,234	$9,241	$9,625	$7,978	$285,078

Total loans:
Commercial real estate:
Owner occupied	$368,306	$12,229	$2,965	$7,711	$391,211
Non-owner occupied	588,440	6,201	12,142	5,614	612,397
Total commercial real estate loans	956,746	18,430	15,107	13,325	1,003,608
Construction	210,609	—	—	429	211,038
Residential real estate	428,202	1,988	—	1,652	431,842
Commercial and industrial	379,550	11,536	5,452	17,898	414,436
Consumer	43,476	—	—	12	43,488
	$2,018,583	$31,954	$20,559	$33,316	$2,104,412

(a) Loans organically made through the Company’s normal and customary origination process, including ARM purchases.
(b) Loans acquired in the acquisition of Home and PPFS.

The following table presents, by portfolio class, an age analysis of past due loans, including loans placed on non-accrual at March 31, 2017 and December 31, 2016 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	30-89 days past due	90 days or more past due	Total past due	Current	Total loans
March 31, 2017
Originated loans (a):
Commercial real estate:
Owner occupied	$244	$490	$734	$296,371	$297,105
Non-owner occupied	—	—	—	529,025	529,025
Total commercial real estate loans	244	490	734	825,396	826,130
Construction	41	376	417	212,395	212,812
Residential real estate	351	140	491	387,016	387,507
Commercial and industrial	740	342	1,082	386,466	387,548
Consumer	198	29	227	41,066	41,293
	$1,574	$1,377	$2,951	$1,852,339	$1,855,290

Acquired loans (b):
Commercial real estate:
Owner occupied	$—	$600	$600	$83,513	$84,113
Non-owner occupied	786	—	786	94,077	94,863
Total commercial real estate loans	786	600	1,386	177,590	178,976
Construction	—	—	—	3,447	3,447
Residential real estate	1,763	820	2,583	46,817	49,400
Commercial and industrial	511	579	1,090	26,097	27,187
Consumer	5	—	5	1,267	1,272
	$3,065	$1,999	$5,064	$255,218	$260,282

Total loans:
Commercial real estate:
Owner occupied	$244	$1,090	$1,334	$379,884	$381,218
Non-owner occupied	786	—	786	623,102	623,888
Total commercial real estate loans	1,030	1,090	2,120	1,002,986	1,005,106
Construction	41	376	417	215,842	216,259
Residential real estate	2,114	960	3,074	433,833	436,907
Commercial and industrial	1,251	921	2,172	412,563	414,735
Consumer	203	29	232	42,333	42,565
	$4,639	$3,376	$8,015	$2,107,557	$2,115,572

December 31, 2016
Originated loans (a):
Commercial real estate:
Owner occupied	$205	$490	$695	$298,026	$298,721
Non-owner occupied	100	—	100	514,263	514,363
Total commercial real estate loans	305	490	795	812,289	813,084
Construction	97	376	473	200,181	200,654
Residential real estate	1,488	—	1,488	375,886	377,374
Commercial and industrial	290	338	628	385,522	386,150
Consumer	322	12	334	41,738	42,072
	$2,502	$1,216	$3,718	$1,815,616	$1,819,334

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Loans contractually past due 90 days or more on which the Company continued to accrue interest were $0.62 million and $0.02 million at March 31, 2017 and December 31, 2016, respectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

The following table presents information related to impaired loans, by portfolio class, at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Impaired loans
	With a related allowance	Without a related allowance	Total recorded balance	Unpaid principal balance	Related allowance
March 31, 2017
Commercial real estate:
Owner occupied	$—	$490	$490	$490	$—
Non-owner occupied	—	—	—	—	—
Total commercial real estate loans	—	490	490	490	—
Construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial and industrial	6,565	337	6,902	10,425	2,000
Consumer	—	—	—	—	—
	$6,565	$827	$7,392	$10,915	$2,000

December 31, 2016
Commercial real estate:
Owner occupied	$—	$640	$640	$1,077	$—
Non-owner occupied	—	—	—	—	—
Total commercial real estate loans	—	640	640	1,077	—
Construction	—	—	—	—	—
Residential real estate	—	—	—	—	—
Commercial and industrial	6,701	333	7,034	10,359	2,000
Consumer	—	—	—	—	—
	$6,701	$973	$7,674	$11,436	$2,000

At March 31, 2017 and December 31, 2016, the total recorded balance of impaired loans in the above table included no troubled debt restructuring (“TDR”) loans.

The following table presents, by portfolio class, the average recorded investment in impaired loans for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Commercial real estate:
Owner occupied	$565	$2,876
Non-owner occupied	—	1,607
Total commercial real estate loans	565	4,483
Construction	—	183
Residential real estate	—	9
Commercial and industrial	6,968	5,201
Consumer	—	—
	$7,533	$9,876

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

Interest income recognized for cash payments received on impaired loans for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

Information with respect to the Company’s non-performing loans, by portfolio class, at March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Commercial real estate:
Owner occupied	$2,337	$1,739
Non-owner occupied	278	2,659
Total commercial real estate loans	2,615	4,398
Construction	409	429
Residential real estate	1,411	1,598
Commercial and industrial	7,706	7,270
Consumer	—	—
Total non-accrual loans	$12,141	$13,695

Accruing loans which are contractually past due 90 days or more:
Residential real estate	583	—
Commercial and industrial	12	5
Consumer	29	12
Total accruing loans which are contractually past due 90 days or more	$624	$17

TDRs

The Company allocated no specific reserves to customers whose loan terms had been modified in TDRs as of March 31, 2017 and December 31, 2016. TDRs involve the restructuring of loan terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow. As indicated above, TDRs may also include loans to borrowers experiencing financial distress that renewed at existing contractual rates, but below market rates for comparable credit quality. The Company has been actively utilizing these programs and working with its customers to improve obligor cash flow and related prospects for repayment. Concessions may include, but are not limited to, interest rate reductions, principal forgiveness, deferral of interest payments, extension of the maturity date, and other actions intended to minimize potential losses to the Company. For each commercial loan restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the new structure can be successful and whether cash flows will be sufficient to support the restructured debt. Generally, if the loan is on accrual status at the time of restructuring, it will remain on accrual status after the restructuring. After six consecutive payments under the restructured terms, a non-accrual restructured loan is reviewed for possible upgrade to accrual status.

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

There were no loans modified and recorded as TDRs during the three months ended March 31, 2017 and one loan modified and recorded as a TDR during the three months ended March 31, 2016.

The following table presents, by portfolio segment, the information with respect to the Company’s loans that were modified and recorded as TDRs during the three months ended March 31, 2017 and 2016 (dollars in thousands).

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	Three months ended March 31,
	2017		2016
	Number of loans	TDR outstanding recorded investment	Number of loans	TDR outstanding recorded investment
Commercial real estate	—	$—	—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	—	1	22
Consumer	—	—	—	—
	—	$—	1	$22

At both March 31, 2017 and 2016, the Company had no remaining commitments to lend on loans accounted for as TDRs.

The following table presents, by portfolio segment, the post modification recorded investment for TDRs restructured during the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$—	$—

Three months ended March 31, 2016	Rate reduction	Term extension	Rate reduction and term extension	Total
Commercial real estate	$—	$—	$—	$—
Construction	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	22	—	22
Consumer	—	—	—	—
	$—	$22	$—	$22

There were no TDRs that had payment defaults during the three months ended March 31, 2017 or 2016 that had been previously restructured within the twelve months prior to March 31, 2017 or 2016.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

5.    Other Real Estate Owned (“OREO”), net

The following table presents activity related to OREO for the periods shown (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$1,677	$3,274
Additions	50	—
Balances at end of period	$1,727	$3,274

The following table summarizes activity in the OREO valuation allowance for the periods shown (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$776	$776
Additions to the valuation allowance	—	—
Reductions due to sales	—	—
Balance at end of period	$776	$776

The following table summarizes OREO (income) expenses for the periods shown (dollars in thousands):

	Three months ended March 31,
	2017	2016
Operating costs	$10	$45
Increases in valuation allowance	—	167
Total	$10	$212

6.    Mortgage Servicing Rights (“MSRs”)

The Bank sells a predominant share of the fixed rate mortgage loans it originates into the secondary market while retaining servicing of such loans. Mortgage Servicing Rights (“MSRs”), included in other assets in the condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, are accounted for at the lower of origination value less accumulated amortization or current fair value. The net carrying value of MSRs at March 31, 2017 and December 31, 2016 was $2.4 million and $2.3 million, respectively. There was no valuation allowance at March 31, 2017 or December 31, 2016.

The following table presents activity in MSRs for the periods shown (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$2,348	$2,186
Additions	242	128
Amortization	(167)	(163)
Balances at end of period	$2,423	$2,151

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

Mortgage banking income, net, consisted of the following for the periods shown (dollars in thousands):

	Three months ended March 31,
	2017	2016
Origination and processing fees	$103	$58
Gain on sales of loans, net	986	439
Servicing fees	225	161
Amortization	(167)	(163)
Mortgage banking income, net	$1,147	$495

7.     Goodwill and other intangible assets

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

Core deposit intangibles (“CDI”) are evaluated for impairment if events and circumstances indicate a possible impairment. The CDI are amortized on a straight-line basis over an estimated life of 10 years. The following table sets forth activity for CDI for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three months ended March 31,
	2017	2016
Gross CDI balance, beginning of period	$14,966	$8,196
Accumulated amortization, beginning of period	(2,649)	(1,333)
CDI, net, beginning of period	12,317	6,863
Established through acquisitions	—	6,427
CDI current period amortization	(374)	(205)
Total CDI, end of period	$11,943	$13,085

The following table provides the estimated future amortization expense of CDI for the remaining period ending December 31, 2017 and the succeeding four years (dollars in thousands):

Years Ending December 31,
2017	$1,122
2018	1,497
2019	1,497
2020	1,497
2021	1,497

8.    Basic and Diluted Net Income per Share

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

The Company’s basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding plus any incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted net income per common share for the three months ended March 31, 2017 and 2016 can be reconciled as follows (dollars in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Net income	$6,762	$1,940

Weighted-average shares outstanding - basic	75,059,838	71,883,745
Dilutive securities	882,770	269,191
Weighted-average shares outstanding - diluted	75,942,608	72,152,936
Common stock equivalent shares excluded due to antidilutive effect	—	3,361,524

Basic and diluted:
Net income per common share	$0.09	$0.03
Net income per common share (diluted)	$0.09	$0.03

9.    Stock-Based Compensation

At March 31, 2017, 1,630,830 shares reserved under the Company’s stock-based compensation plans were available for future grants.

During the three months ended March 31, 2017 and 2016, no shares of restricted stock or stock options were granted by the Company.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

The following table presents the activity related to stock options for the three months ended March 31, 2017 and 2016:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (000)
Options outstanding at January 1, 2017	3,383,972	$5.32	8.0	$11,180.8
Granted	—	—	N/A	N/A
Canceled / forfeited	(907)	3.62	N/A	N/A
Exercised	(8,150)	4.60	N/A	N/A
Expired	(3,207)	273.20	N/A	N/A
Options outstanding at March 31, 2017	3,371,708	$5.06	7.8	$9,769.3
Options exercisable at March 31, 2017	71,708	$17.68	4.1	$133.3

Options outstanding at January 1, 2016	3,375,909	$5.44	9.0	$4,243.7
Granted	—	—	N/A	N/A
Canceled / forfeited	(234)	78.08	N/A	N/A
Expired	(1,634)	$151.20	N/A	N/A
Options outstanding at March 31, 2016	3,374,041	$5.34	8.8	$3,038.4
Options exercisable at March 31, 2016	74,041	29.80	4.5	$2.4

Stock-based compensation expense related to stock options for the three months ended March 31, 2017 and 2016 was $0.3 million. As of March 31, 2017, there was approximately $3.1 million of unrecognized compensation cost related to non-vested stock options that will be recognized over the remaining vesting periods of the stock options.

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2017:

	Number of shares	Weighted- average grant date fair value per share
Non-vested as of January 1, 2017	1,148,975	$6.39
Granted	—	—
Vested	—	—
Canceled / forfeited	(2,841)	5.28
Non-vested as of March 31, 2017	1,146,134	$6.39

Non-vested restricted stock is scheduled to vest over a three to five year period. The unearned compensation on restricted stock is being amortized to expense on a straight-line basis over the estimated applicable service or vesting periods. As of March 31, 2017, unrecognized compensation cost related to non-vested restricted stock totaled approximately $4.5 million, which is expected to be recognized over the next five years. Total expense recognized by the Company for non-vested restricted stock for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.4 million, respectively. There was $0.2 million unrecognized compensation cost related to restricted stock units (“RSUs”) at March 31, 2017 and December 31, 2016.

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
March 31, 2017
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

As of March 31, 2017 and December 31, 2016, the notional values or contractual amounts and fair values of the Company’s derivatives not designated in hedge relationships were as follows (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (1)	Notional/ Contract Amount	Fair Value (2)	Notional/ Contract Amount	Fair Value (2)
Interest rate swaps	$263,281	$3,053	$256,950	$5,239	$263,281	$3,053	$256,950	$5,239

(1) Included in Other Assets on the condensed consolidated balance sheet.
(2) Included in Other Liabilities on the condensed consolidated balance sheet.

Swap fee income, as included in non-interest income, was $0.3 million for the three months ended March 31, 2017 and $0.7 million for the three months ended March 31, 2016.

The Company generally posts collateral against derivative liabilities in the form of cash. Collateral posted against derivative liabilities was $6.3 million and $5.0 million as of March 31, 2017 and December 31, 2016, respectively.

Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis and to offset net derivative position with related collateral where applicable.

The following table illustrates the potential effect of the Company’s derivative master netting arrangements, by type of financial instrument, on the Company’s condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	March 31, 2017
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$3,053	$—	$3,053	$—	$—	$3,053

Liability Derivatives
Interest rate swaps	$3,053	$—	$3,053	$—	$6,300	$(3,247)

	December 31, 2016
				Gross Amounts of Financial Instruments Not Offset in the Balance Sheet
	Gross Amounts Recognized	Amounts offset in the Balance Sheet	Net Amounts in the Balance Sheet	Netting Adjustment Per Applicable Master Netting Agreements	Fair Value of Financial Collateral in the Balance Sheet	Net Amount
Asset Derivatives
Interest rate swaps	$5,239	$—	$5,239	$—	$—	$5,239

Liability Derivatives
Interest rate swaps	$5,239	$—	$5,239	$—	$5,000	$239

11.    Income Taxes

In determining the valuation of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of DTA and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

During the three months ended March 31, 2017, the Company recorded a $4.2 million income tax provision. During the three months ended March 31, 2016, the Company recorded a $1.2 million income tax provision. As of March 31, 2017, the net DTA was $40.3 million compared with a net DTA of $45.2 million as of December 31, 2016. During the first quarter of 2017 and 2016, the Company’s current taxes consisted of federal and state alternative minimum taxes and other state minimum taxes. The Company’s estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal bond interest income from taxable income, less the impact of tax affected disallowed merger costs. Other differences to the effective tax rate were related to normal recurring permanent differences and tax credits.

There are a number of tax issues that impact the deferred tax asset balance, including changes in temporary differences between the financial statement recognition of revenue and expenses, applicable federal and state corporate tax rates, estimates as to the deductibility of prior losses and potential consequence of Section 382 of the Internal Revenue Code. See also “Critical Accounting Policies and Accounting Estimates - Deferred Income Taxes” included in Part II, Item 7 of the 2016 Annual Report.

12.    Fair Value Measurements

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

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
March 31, 2017
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

The Company’s only financial assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Investment securities available-for-sale	$—	$469,720	$—
Interest rate swap derivatives	—	3,053	—
Total assets	$—	$472,773	$—

Liabilities:
Interest rate swap derivatives	$—	$3,053	$—

December 31, 2016
Assets:
Investment securities available-for-sale	$—	$494,819	$—
Interest rate swap derivatives	—	5,239	—
Total assets	$—	$500,058	$—

Liabilities:
Interest rate swap derivatives	—	5,239	—

Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company at March 31, 2017 and December 31, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3
March 31, 2017
Impaired loans	$—	$—	$140
Other real estate owned	—	—	50
	$—	$—	$190

December 31, 2016
Impaired loans	$—	$—	$66
Other real estate owned	—	—	1,677
	$—	$—	$1,743

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$140	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 5% to 90% to appraised value to reflect liquidation value
Other real estate owned	$50	Market approach	Appraised value less selling costs of 5% to 10%

	December 31, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input
Impaired loans	$66	Market approach	Appraised value less selling costs of 5% to 10% Additional discounts of 70% to 100% to appraised value to reflect liquidation value
Other real estate owned	$1,677	Market approach	Appraised value less selling costs of 5% to 10%

The Company did not change the methodology used to determine fair value for any assets or liabilities during the three months ended March 31, 2017 or during 2016. In addition, for any given class of assets, the Company did not have any transfers between level 1, level 2, or level 3 during the three months ended March 31, 2017 or during 2016.

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

In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2017 and December 31, 2016.

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

Loans:  The estimated fair value of non-impaired loans is calculated by discounting the contractual cash flows of the loans using March 31, 2017 and December 31, 2016 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Estimated fair values for impaired loans are determined using an observable market price (if available) or the fair value of the loan’s collateral (if collateral dependent) as described above. Observable market prices for community bank loans are not generally available given the non-homogenous characteristics of such loans.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
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

Deposits:  The estimated fair value of demand deposits, consisting of checking, interest bearing demand, and savings deposit accounts, is represented by the amounts payable on demand. At the reporting date, the estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the March 31, 2017 and December 31, 2016 rates offered on those instruments.

Other borrowings: The fair value of other borrowings (including federal funds purchased, if any) is estimated using discounted cash flow analysis based on the Bank’s March 31, 2017 and December 31, 2016 incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and standby letters of credit: The majority of the Bank’s commitments to extend credit have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the following table.

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2017 and December 31, 2016 were approximately as follows (dollars in thousands):

		March 31, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$157,268	$157,268	$72,577	$72,577
Investment securities:
Available-for-sale	Level 2	469,720	469,720	494,819	494,819
Held-to-maturity	Level 2	139,196	141,594	140,557	142,272
FHLB stock	Level 2	3,838	3,838	3,268	3,268
Loans held-for-sale	Level 2	4,066	4,066	8,651	8,651
Loans, net	Level 3	2,088,174	2,078,424	2,077,358	2,064,937
BOLI	Level 3	56,869	56,869	56,957	56,957
MSRs	Level 3	2,423	3,701	2,348	3,321
Interest rate swap derivatives	Level 2	3,053	3,053	5,239	5,239

Financial liabilities:
Deposits	Level 2	2,714,781	2,713,431	2,661,813	2,661,045
Interest rate swap derivatives	Level 2	3,053	3,053	5,239	5,239

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

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Bancorp’s and Bank’s actual capital amounts and ratios and the required capital ratios under the prompt corrective action framework as of March 31, 2017 and December 31, 2016 are presented in the following table (dollars in thousands):

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

	Actual		Regulatory minimum to be “adequately capitalized”		Basel III Minimum Capital Adequacy with Capital Conservation Buffer		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2017
Tier 1 leverage (to average assets)
Bancorp	$268,576	9.0%	$119,006	4.0%	N/A	N/A	$148,758	5.0%
Bank	263,389	8.9%	118,810	4.0%	N/A	N/A	148,512	5.0%
CET1 capital (to risk weighted assets)
Bancorp	268,576	10.9	111,111	4.5	143,210	5.8	160,494	6.5
Bank	263,389	10.6	111,460	4.5	143,660	5.8	160,998	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	268,576	10.9	148,148	6.0	180,247	7.3	197,531	8.0
Bank	263,389	10.6	148,614	6.0	180,813	7.3	198,152	8.0
Total capital (to risk-weighted assets)
Bancorp	294,376	11.9	197,531	8.0	229,630	9.3	246,914	10.0
Bank	289,189	11.7	198,152	8.0	230,351	9.3	247,690	10.0

December 31, 2016
Tier 1 leverage (to average assets)
Bancorp	$259,216	8.6%	$120,604	4.0%	N/A	N/A	$150,754	5.0%
Bank	254,270	8.4%	120,462	4.0%	N/A	N/A	150,578	5.0%
CET1 capital (to risk weighted assets)
Bancorp	259,216	10.5	110,738	4.5	$125,504	5.1	159,955	6.5
Bank	254,270	10.3	110,933	4.5	$125,724	5.1	160,237	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	259,216	10.5	147,651	6.0	$162,416	6.6	196,868	8.0
Bank	254,270	10.3	147,911	6.0	$162,702	6.6	197,214	8.0
Total capital (to risk-weighted assets)
Bancorp	284,949	11.6	196,868	8.0	$211,633	8.6	246,085	10.0
Bank	280,003	11.4	197,214	8.0	212,005	8.6	246,518	10.0

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

15.      New Authoritative Accounting Guidance
In March 2017, the FASB issued ASU 2017-08, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain purchased callable debt securities held at a premium. The amendment requires the premium to be amortized to the earliest call date. ASU 2017-08 does not require an accounting change for securities held at a discount; the discount will continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018. As we approach the effective date, we will consult our third party investment carriers to insure that the securities held at a premium are being accounted for effectively.

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

In March 2017, the FASB issued ASU 2017-07, “Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendment requires that the benefit service costs be segregated from other components of the net benefit cost. Further, it is required that the service costs and other benefit costs be presented as a separate line item in the income statement, or if the two are presented together then the line item description must disclose both costs. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017. As we approach the effective date, we will evaluate which classification is the most useful and transparent to our shareholders.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating a step from the goodwill impairment test. The amendments in this update provide that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As we approach the effective date, we will consult the updated goodwill impairment test steps to determine if an impairment charge should be recognized.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2016-15”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As we approach the effective date, we will consult the framework to determine if the event should be disclosed as an acquisition or disposal of an asset or business.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses the classification of debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of Corporate-Owned Life Insurance policies, including Bank-Owned Life Insurance policies, distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating which classifications apply to our business and will be prepared to report these classifications in the statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets that are measured at amortized cost to be presented as the net amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets and for the expected increase or decrease of expected credit losses. ASU 2016-13 notes that credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The initial allowance for credit losses, for purchased available-for-sale securities, is added to the purchase price rather than reported as a credit loss expense. Subsequent changes in the allowance are recorded as credit loss expense. Interest income should be

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

recognized based on the effective interest rate, excluding the discount attributed to the assessment of credit loss at acquisition. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating our available-for-sale security portfolio in order to determine the most efficient way to track the net amount expected to be collected on the security. As we approach the effective date, we will continue to develop this process in order to report on the expected increase or decrease of expected credit losses.

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 describes simplifications related to accounting and presenting share-based payment awards. ASU 2016-09 states that excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit in the income statement; excess tax benefits should be classified with other income tax as an operating activity on the statement of cash flows; an entity may make an entity-wide accounting policy to either estimate the number of awards that are expected to vest or account for forfeitures as they occur; and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 simplifies the impairment assessment of equity investments, clarifies reporting disclosure requirements for financial instruments measured at amortized cost, and requires the exit price notion be disclosed when measuring fair value of financial instruments. ASU 2016-01 details the required separate presentation in other comprehensive income for the change in fair value of a liability related to change in instrument specific credit risk and details the required separate presentation of financial assets and liabilities by measurement category, and clarifies the need for a valuation allowance on DTA related to available-for-sale securities. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. Adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available - full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 amended the effective date to December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal Versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 defines the roles of a principal and agent in revenue recognition and determines when control of the good or service is transferred to the customer. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 establishes guidance on identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow- Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 clarifies the objective of the collectability criteria

Cascade Bancorp & Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

and notes the differences in applying the update at transition and on an ongoing basis. In December 2016, the FASB issued ASU 2016-20, “Revenue from Contracts with Customers: Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2016-20 provides clarity on codification or to correct unintended application of guidance. Adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are not expected to have a material effect on our consolidated financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017 (the “2016 Annual Report”), including its audited 2016 consolidated financial statements and the notes thereto as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016.

In this Form 10-Q, please note that “we,” “our,” “us,” “Cascade” or the “Company” refer collectively to Cascade Bancorp (“Bancorp”), an Oregon chartered single bank holding company, and its wholly-owned subsidiary, Bank of the Cascades (the “Bank”).

Cautionary Information Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words “expects,” “believes,” “anticipates,” “could,” “may,” “will,” “should,” “plan,” “predicts,” “projections,” “continue,” "indicate" and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include: the general condition of, and changes in, the economy of the States of Oregon, Idaho and Washington generally, and Central, Southern, Coastal and Northwest Oregon, as well as the greater Boise/Treasure Valley, Idaho and greater Seattle, Washington areas; our ability to maintain asset quality and expand our market share or net interest margin; our ability to integrate future whole bank and/or branch acquisitions; expected cost savings, synergies and other related benefits of our acquisitions of Home Federal Bancorp, Inc. (the “Home merger”), Prime Pacific Financial Services, Inc. (the “PPFS merger”) and Bank of America, National Association branches (the “branch acquisition”) might not be realized within the expected timeframe and costs or difficulties relating to the integration might be greater than expected; and the completion of the proposed merger with First Interstate BancSystem. Inc. Further, actual results may be affected by competition with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry and economy. Certain risks and uncertainties, and the Company’s success in managing such risks and uncertainties, could cause actual results to differ materially from those projected, including, among others, the risk factors disclosed in Part I - Item 1A of the 2016 Annual Report. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

Definitive Agreement with First Interstate BancSystem, Inc.
On November 17, 2016, First Interstate BancSystem, Inc. (“First Interstate”) and Cascade announced a definitive agreement (the “First Interstate merger agreement”) under which First Interstate, parent company of First Interstate Bank, will acquire Cascade in a cash and stock transaction for total consideration valued at approximately $581.1 million in the aggregate, or $7.62 per share based on the First Interstate closing price of $38.40 per share on November 17, 2016 (the “First Interstate merger”). The First Interstate merger will create a unique regional banking franchise that extends from the Mountain West to the Pacific Northwest and will provide First Interstate with a presence in several high-growth markets, including Bend, Oregon and Boise, Idaho.
Pursuant to the terms of the First Interstate merger agreement, Cascade shareholders will receive 0.14864 shares of First Interstate Class A common stock and $1.91 in cash in exchange for each share of Cascade common stock they hold. The exchange ratio is fixed and the portion of shares received by Cascade shareholders is expected to qualify as a tax-free exchange. Cascade shareholders will own approximately 20% of the outstanding capital stock of First Interstate once the transaction is complete.

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
All regulatory approvals to complete the First Interstate merger have been received and the shareholder meetings at which shareholders of both Cascade and First Interstate will vote to approve the First Interstate merger will be held on May 24, 2017. Following the completion of the First Interstate merger, it is anticipated that Bank of the Cascades will be merged with and into First Interstate Bank. Upon completion of the First Interstate merger, two members of Cascade’s Board of Directors will be added to the First Interstate Board of Directors.
 Critical Accounting Policies and Accounting Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2016 included in our 2016 Annual Report. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows.
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
On an ongoing basis, the Company seeks to enhance and refine its methodology such that the reserve is at an appropriate level and responsive to changing conditions. The Company’s methodology includes a separate qualitative risk assessment process that focuses on the C&I portion of the portfolio. The C&I loan portfolio is stratified by industry classification using NAICS codes. At the stratified level, factors considered in the evaluation of the loans include current events, economic or market data, loan performance and concentration risks. This C&I qualitative risk assessment is separate from other qualitative risk assessments included in the allowance methodology.
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
The reserve for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. The reserve for loan commitments is increased and decreased through non-interest expense. For more discussion of Cascade’s methodology of assessing the adequacy of the reserve for credit losses, see “Loan Portfolio and Credit Quality” in Item 7 of our 2016 Annual Report.

Deferred Income Taxes
DTA and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. DTA and liabilities are reflected at currently enacted income tax rates applicable to the period in which the DTA or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, DTA and liabilities are adjusted through the provision (credit) for income taxes. The Company believes it is more likely than not that the DTA will be realized in a tax year that will be subject to a 35% federal effective tax rate and used that rate in providing deferred taxes. A valuation allowance, if needed, reduces DTA to the expected amount to be realized.
DTA are recognized subject to management’s judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. We account for interest and penalties as a component of income tax expense.
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
As of March 31, 2017 and December 31, 2016, Cascade had a net DTA of $40.3 million and $45.2 million, respectively.

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
An entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors assessed include all relevant events and circumstances including macroeconomic conditions, industry and market conditions, corporate state and federal tax rates, cost factors that have a negative effect on earnings and cash flows, overall financial performance, other relevant entity or reporting unit specific events and, if applicable, a sustained decrease in share price.
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
In relation to the goodwill recognized with the PPFS merger, branch acquisition, and Home merger, management performed a qualitative assessment and concluded as of March 31, 2017 and December 31, 2016 that there have been no material events or circumstances that have changed since the initial recognition of goodwill on August 1, 2016, March 4, 2016, and May 16, 2014, the respective dates of completion, that lead management to believe it is more likely than not that the fair value of the Bank is less than its carrying amount. Therefore, no further testing is deemed necessary.

Economic Conditions

The Company’s banking business is closely tied to the economies of Idaho, Oregon and Washington, which in turn are influenced by regional and national economic trends and conditions. Idaho, Oregon and Washington have been experiencing positive economic trends, including gains in employment and increased real estate activity. National and regional real estate prices have generally improved, as has business and consumer confidence. The Company’s markets, however, continue to be sensitive to general economic trends and conditions, including real estate values, and an unforeseen economic shock or a return of adverse economic conditions could cause deterioration of local economies and adversely affect the Company’s business, financial condition and results of operations.

Financial Highlights

Net income for the first quarter of 2017 was $6.8 million, or $0.09 per share, compared to $5.9 million, or $0.08 per share, for the three months ended December 31, 2016, the linked quarter and $1.9 million, or $0.03 per share, for the first quarter of 2016. Improvement over the linked quarter resulted primarily from a reduction in transitory expenses related to the First Interstate merger. During the first quarter, the Company saw an improved net interest margin as well as 8.1% deposit growth and 7.3% organic loan growth1 (annualized) as compared to the linked quarter.

On August 1, 2016, the Company acquired PPFS in Lynnwood, WA, which is located at the northern intersection of the I-5 and I-405 traffic corridors in the Seattle metropolitan area. This location complements Cascade Bancorp’s existing downtown Seattle commercial banking location. The Bank assumed approximately $102.7 million of loans and $101.5 million of deposits, for a purchase price of $16.2 million in the form of 2,921,012 shares of Cascade common stock. As a result of the acquisition, the Company recorded $3.3 million of goodwill.

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

The financial statements as of March 31, 2017 are inclusive of the effects of the combined results of operations following the PPFS merger and the branch acquisition (together, the “2016 acquisitions”). Due to the timing of the 2016 acquisitions, certain comparisons between periods are significantly affected by the transactions.

•	Net income for the first quarter of 2017 was $6.8 million, or $0.09 per share, compared to $5.9 million, or $0.08 per share, for the linked quarter.

•
Gross loan balances at March 31, 2017 were up $10.9 million from the linked quarter to $2.1 billion. Organic loan growth was 7.3% (annualized), or $30.2 million for the first quarter. This increase was partially offset by $19.3 million in net runoff within the wholesale loan book (shared national credits and ARM portfolios).

•
Investment securities declined $26.5 million to $608.9 million from the linked quarter. The decline resulted from runoff in wholesale assets that were not replaced in consideration of the pending merger with First Interstate.

•	Deposit balances at March 31, 2017 were $2.7 billion, up 8.1% annualized as compared to the linked quarter.

•	Net interest margin (“NIM”) improved to 3.63% from 3.55% in the linked quarter. The NIM benefited from a higher yield on earning assets.

•
Net interest income was $24.9 million for the first quarter, seasonally flat compared to the linked quarter. Revenue arising from the wholesale loan assets eased because payoffs in these portfolios were not redeployed pending the First Interstate merger.

•
Non-interest income was $7.5 million, or 98 basis points of average assets (annualized), as compared to $8.3 million in the linked quarter. The linked quarter included a gain on disposition of closed branches while the first quarter was affected by seasonal factors, including shorter day count and relatively severe winter weather conditions that reduced customer card and transaction volume.

•
Non-interest expense was $21.3 million for the first quarter, as compared to $23.2 million for the linked quarter. The linked quarter included $1.3 million in merger and acquisition (“M&A”) expenses, as well as $0.9 million in increased salary costs due to above-target incentive payouts.

•	The ALLL at the end of the first quarter was 1.20% of gross loans, stable as compared to the linked quarter. No provision or credit for loan losses was recorded in the first quarter.

•
At March 31, 2017, stockholders’ equity increased over the linked quarter to $378.6 million, primarily due to the net income from the first quarter. Book value per share and tangible book value per share[2] were $4.96 and $3.68, respectively.

•	Return on average assets and return on average tangible assets[3] in the first quarter were 0.89% and 0.92%, respectively, compared to 0.75% and 0.78% in the linked quarter, respectively.

Non-GAAP Financial Measures

This Form 10-Q contains certain financial measures that are not calculated in accordance with GAAP. The Company’s management uses these non-GAAP financial measures, specifically return on average tangible assets, organic loan growth, and tangible book value per common share, as important measures of the strength of the Company’s capital and its ability to generate earnings on its tangible capital invested by its shareholders. Management believes presentation of these non-GAAP financial measures provides useful supplemental information to our investors and others that contributes to a proper understanding of the financial results and capital levels of the Company. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. These non-GAAP disclosures should not be viewed as a substitute for financial results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the tables below.

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

Reconciliation of Non-GAAP Measures (unaudited)

Reconciliation of period end total stockholders’ equity to period end tangible book value per common share:	March 31, 2017	December 31, 2016	March 31, 2016
Total stockholders’ equity	$378,590	$369,652	$339,725
Core deposit intangible	11,943	12,317	13,085
Goodwill	85,852	85,852	82,594
Tangible stockholders equity	$280,795	$271,483	$244,046
Common shares outstanding	76,263,456	76,262,184	72,774,980
Tangible book value per common share	$3.68	$3.56	$3.35

	Three Months Ended
Reconciliation of return on average tangible assets:	March 31, 2017	December 31, 2016	March 31, 2016
Average total assets	$3,083,692	$3,126,143	$2,638,568
Average core deposit intangible	12,079	12,454	6,800
Average goodwill	85,852	84,873	78,653
Average tangible assets	$2,985,761	$3,028,816	$2,553,115
Net income	6,762	5,918	1,940
Return on average tangible assets (annualized)	0.92%	0.78%	0.31%

Reconciliation of year-over-year total loan growth to organic loan growth (from March 31, 2016):	Year over year March 31, 2017
Total loan growth	$330,503
Wholesale loan portfolio net paydowns	(7,191)
Acquired Prime loans	104,253
Organic loan growth, excluding PPFS	$233,441

Reconciliation of quarterly total loan growth to organic loan growth (from December 31, 2016):	QTD March 31, 2017
Total loan growth	$10,883
Wholesale loan portfolio net paydowns	(19,315)
Organic loan growth	$30,198

RESULTS OF OPERATIONS –Three Months Ended March 31, 2017 and 2016

Income Statement

Net Income

Net income for the first quarter of 2017 was $6.8 million, or $0.09 per share, compared to $5.9 million, or $0.08 per share, for the linked quarter and $1.9 million, or $0.03 per share, for the first quarter of 2016. Improvement over the linked quarter resulted primarily from a reduction in transitory expenses related to the First Interstate merger. Improvement over the first quarter of 2016 was primarily because the year ago quarter included $4.6 million of transitory costs mainly related to the branch acquisition.

Net Interest Income

Net interest income was $24.9 million for the first quarter of 2017 as compared to $25.0 million for the linked quarter and $22.2 million for the first quarter of 2016 (the “year ago quarter”) . First quarter net interest income was seasonally flat compared to the linked quarter. Stronger interest revenue on a year over year basis was largely a function of higher average earning assets arising from organic loan growth and the impact of the 2016 acquisitions.

Total interest income was $25.6 million for the first quarter, comparable to the linked quarter and as compared to $22.7 million for the year ago quarter. Linked quarter revenue was seasonally stable with a 12 basis point improvement in earning asset yields. On a year-over-year basis, interest income from investment securities declined because funds received from acquisitions migrated from securities to higher yielding loans.

Total interest expense for the first quarter of 2017 and the year ago quarter was $0.8 million and $0.5 million, respectively. The cost of funds for the first quarter of 2017 was 0.11%, an increase over the 0.08% for the linked quarter and 0.09% for the year ago quarter due primarily to the expiration of time deposit marks from prior year acquisitions.

The NIM was 3.63% for the first quarter of 2017, an improvement over 3.55% from the linked quarter and compared to 3.80% for the quarter ended March 31, 2016. The linked quarter NIM improvement is attributable to recent increases in market interest rates and an improved earning assets mix. The NIM declined from the year ago quarter because of the initial deployment of acquired funds into lower yielding securities and wholesale loans.

Components of Net Interest Margin

The following tables set forth the components of the Company’s NIM for the three months ended March 31, 2017 and 2016. The tables present average balance sheet information, interest income and yields on average interest-earning assets, interest expense and rates paid on average interest-bearing liabilities, net interest income, net interest spread and NIM for the Company (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield or Rates	Average Balance	Interest Income/ Expense	Average Yield or Rates
Assets
Investment securities	$621,585	$3,985	2.60%	$508,533	$4,618	3.65%
Interest bearing balances due from other banks	33,600	82	0.99%	115,612	156	0.54%
Federal funds sold	273	—	—%	273	—	—%
Federal Home Loan Bank stock	3,760	—	—%	3,898	—	—%
Loans (1)(2)(3)	2,116,352	21,554	4.13%	1,720,086	17,920	4.19%
Total earning assets/interest income	2,775,570	25,621	3.74%	2,348,402	22,694	3.89%
Reserve for loan losses	(25,301)			(26,591)
Cash and due from banks	52,494			49,250
Premises and equipment, net	47,094			42,090
Bank-owned life insurance	57,052			54,558
Deferred tax asset	43,785			49,781
Goodwill	85,852			78,653
Core deposit intangibles	12,079			6,800
Accrued interest and other assets	35,067			35,625
Total assets	$3,083,692			$2,638,568

Liabilities and Stockholders’ Equity
Interest bearing demand deposits	$1,328,712	584	0.18%	$1,129,592	413	0.15%
Savings deposits	200,755	15	0.03%	146,257	11	0.03%
Time deposits	221,371	131	0.24%	186,316	85	0.18%
Other borrowings	12,310	25	0.82%	22,846	26	0.46%
Total interest bearing liabilities/interest expense	1,763,148	755	0.17%	1,485,011	535	0.14%
Demand deposits	901,257			763,496
Other liabilities	45,503			50,825
Total liabilities	2,709,908			2,299,332
Stockholders’ equity	373,784			339,236
Total liabilities and stockholders’ equity	$3,083,692			$2,638,568

Net interest income		$24,866			$22,159

Net interest spread			3.57%			3.74%

Net interest income to earning assets			3.63%			3.80%

(1)	Average non-performing loans included in the computation of average loans for the three months ended March 31, 2017 and 2016 was approximately $13.6 million and $6.4 million, respectively.

(2)
Loan related fees, including prepayment penalties, recognized during the period and included in the yield calculation totaled approximately $0.5 million and $0.3 million in three months ended March 31, 2017 and 2016, respectively.

(3)	Includes loans held for sale.

Analysis of Changes in Interest Income and Expense

The following table shows the dollar amount of increase (decrease) in the Company’s consolidated interest income and expense for the three months ended March 31, 2017, and attributes such variance to “volume” or “rate” changes (dollars in thousands). The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	Three Months Ended March 31,
	2017 over 2016
	Total Increase	Amount of Change Attributed to
	(Decrease)	Volume	Rate
Interest income:
Interest and fees on loans	$3,634	$4,020	$(386)
Interest on investment securities	(633)	999	(1,632)
Other investment income	(74)	(111)	37
Total interest income	2,927	4,908	(1,981)

Interest expense:
Interest on deposits:
Interest bearing demand	171	70	101
Savings	4	4	—
Time deposits	46	15	31
Other borrowings	(1)	(12)	11
Total interest expense	220	77	143

Net interest income	$2,707	$4,831	$(2,124)

Loan Loss Provision and Reserve for Loan Losses

There was no provision for loan loss in the first quarter of 2017, linked quarter or first quarter of 2016.

The Bank maintains pooled and impaired loan reserves with additional consideration of qualitative factors and unallocated reserves in reaching its determination of the total reserve for loan losses. The level of reserves is subject to review by the Bank’s regulatory authorities who may require adjustments to the reserve based on their evaluation and opinion of economic and industry factors as well as specific loans in the portfolio. For further discussion, see “Critical Accounting Policies and Estimates” in this Form 10-Q and “Loan Portfolio and Credit Quality” in Item 7 of our 2016 Annual Report. There can be no assurance that the reserve for credit losses will be sufficient to cover actual loan-related losses.

As of March 31, 2017, the reserve for loan losses was $25.4 million, or 1.20% of outstanding loans, compared to $25.3 million, or 1.20% of outstanding loans, at December 31, 2016. Management considers the level of the reserve to be adequate based on assessment of various factors affecting the loan portfolio, including loan portfolio credit quality. The unallocated portion of the reserve is subject to refinement as we continue to enhance our qualitative factors and assess uncertainties regarding our entry into new loan markets, new geographies and general uncertainty related to growth and economic conditions. In particular, management is evaluating its economic conditions qualitative factor as it relates to the duration of economic cycles.

The reserve for unfunded lending commitments was $0.4 million at March 31, 2017, which remained unchanged from December 31, 2016.

Non-Interest Income

Non-interest income was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% Change
Service charges on deposit accounts	$1,651	$1,372	20.3%
Card issuer and merchant services fees, net	2,276	1,835	24.0%
Earnings on BOLI	286	258	10.9%
Mortgage banking income, net	1,147	495	131.7%
Swap fee income	256	666	(61.6)%
SBA gain on sales and fee income	798	174	358.6%
ATM income	423	243	74.1%
Other income	639	413	54.7%
Total non-interest income	$7,476	$5,456	37.0%

Non-interest income for the three months ended March 31, 2017 was $7.5 million, up from $5.5 million during the three months ended March 31, 2016. The 37.0% increase compared to the year ago quarter was related to higher volumes largely owing to the 2016 acquisitions. The Company also saw improved mortgage and SBA income.

For the three months ended March 31, 2017, service charges on deposit accounts and card issuer and merchant service fees were up 20.3% and 24.0%, respectively, compared to the three months ended March 31, 2016. This was mainly due to higher transaction volumes including those from acquired branch customers following the acquisitions.

Net mortgage banking income increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to higher origination volumes arising from the favorable interest rate environment.

The Bank began to offer its customer interest rate swaps and SBA services in 2013 in order to increase its services to customers and diversify its revenue sources. Changes in customer swap fee income and SBA revenue for the first quarter of 2017 generally relate to the timing of transaction settlement for these services compared to the year ago quarter.

SBA gain on sales and fee income for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 due to timing of transactions as well as the expanded portfolio following the PPFS acquisition.

ATM income increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to higher volumes including those from acquired branch customers following the 2016 acquisitions.

Other income for the three months ended March 31, 2017 increased $0.2 million compared to the three months ended March 31, 2016, due to a $0.1 million gain on sale of a decommissioned branch in the first quarter of 2017.

Non-Interest Expense

Non-interest expense was as follows for the periods presented below (dollars in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% Change
Salaries and employee benefits	$12,628	$13,029	(3.1)%
Occupancy	1,744	2,680	(34.9)%
Information technology	1,181	1,397	(15.5)%
Equipment	467	448	4.2%
Communications	593	610	(2.8)%
FDIC insurance	517	377	37.1%
OREO	10	212	(95.3)%
Professional services	891	1,598	(44.2)%
Card issuer	872	909	(4.1)%
Insurance	160	175	(8.6)%
CDI Amortization	374	205	82.4%
Other expenses	1,898	2,878	(34.1)%
Total non-interest expense	$21,335	$24,518	(13.0)%

Non-interest expense for the first quarter of 2017 was $21.3 million compared to $23.2 million for the linked quarter and $24.5 million for the first quarter of 2016. Both the linked quarter and year-over-year decreases were result of M&A related transitory costs in the earlier periods. The linked quarter included $1.3 million and the year ago quarter included $4.6 million in such costs, partially offset by increased run-rate expenses associated with the additional branches obtained in the 2016 acquisitions.

Total salaries and benefits for the first quarter of 2017 decreased modestly from both the linked quarter and year ago quarter due to transitory items in the earlier periods which included certain severance, healthcare and other benefit accruals, and performance incentive costs.

Information technology for the three months ended March 31, 2017 was comparable to the linked quarter and decreased from the same period in 2016, due primarily to one-time system conversion costs and ongoing service associated with the branch acquisition.

Occupancy, equipment and communications expenses for the three months ended March 31, 2017 decreased an aggregate of $0.9 million, compared to the three months ended March 31, 2016, primarily related to costs associated with the branch acquisition and certain branch consolidations in the year-ago quarter. Linked quarter changes were mainly due to year-end timing differences.

FDIC insurance for the three months ended March 31, 2017 was stable from the linked quarter but increased from the same period in 2016, due primarily to higher asset levels resulting from organic and acquisition growth.

Professional services for the three months ended March 31, 2017 declined for both the linked quarter and as compared to the same period in 2016 due mainly to M&A related transitory costs in the earlier periods.

Fluctuation in card issuer expenses between reported periods was due to changes in customer transaction volume.

Other expenses for the three months ended March 31, 2017 was comparable to linked quarter expense and declined from the year ago quarter mainly due to costs associated with 2016 acquisitions.

Income Taxes

The Company recorded an income tax provision of $4.2 million during the three months ended March 31, 2017, as compared to $1.2 million for the three months ended March 31, 2016 due to fluctuation in pretax income. The effective tax rate for the first quarter of 2017 was 38.6%, lower than the linked quarter, which included certain non-deductible M&A related expenses, and slightly higher than the year ago quarter.

As of March 31, 2017, the DTA was $40.3 million. This is compared with a DTA as of December 31, 2016 of $45.2 million. Our estimated effective income tax rate differs from the statutory income tax rate primarily due to the exclusion of certain BOLI and municipal loan and bond interest income from taxable income.

In assessing the Company’s ability to utilize its DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The ultimate realization of DTA is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of DTA and liabilities, current statutory corporate tax rates and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

Financial Condition

Total Assets and Liabilities

Total assets at March 31, 2017 increased $0.1 billion to $3.1 billion, compared to December 31, 2016, with higher cash and cash equivalents and loans outstanding.

Cash and cash equivalents at March 31, 2017 were $157.3 million compared to $72.6 million at December 31, 2016 due to timing of deposits from large customers. Cash equivalents in the year ago quarter relate to the March 2016 closing of the branch acquisition.

Investment securities classified as available-for-sale and held-to-maturity were $608.9 million at March 31, 2017, compared to $635.4 million at December 31, 2016. The decrease is due to payoffs mainly in MBS securities. The runoff was not replaced to facilitate the pending merger with First Interstate.

Total loans at March 31, 2017 and December 31, 2016 were $2.1 billion. First quarter loan growth was centered in commercial real estate, construction and residential real estate portfolios, while the C&I portfolio was lower due to runoff in the wholesale loan portfolio. The wholesale ARM portfolio totaled $173.6 million at March 31, 2017 compared to $187.1 million at December 31, 2016. The wholesale SNC portfolio totaled $134.4 million at March 31, 2017 compared to $140.2 million at December 31, 2016, with the decreases due to continued payoffs. The 18.7% increase in net loans from the year ago quarter was a combination of organic growth and loans acquired in the PPFS merger.

Other assets increased to $31.8 million at March 31, 2017 from $31.2 million at December 31, 2016 due primarily to an increase in customer swap collateral. Similarly, the year over year decline in other assets was largely owing to a reduction in swap collateral which was driven by valuation changes caused by fluctuations in market interest rates.

Total deposits at March 31, 2017 were $2.7 billion, up 8.1% (annualized) as compared to December 31, 2016 balances. During the first quarter of 2017, seasonal factors were offset by positive quarter-end flows from our larger clients. Increases from December 31, 2016 were visible across all deposit types, with non-interest bearing accounts (up $18.9 million, or 2.1%) and interest bearing demand (up $29.9 million, or 2.3%). The overall cost of funds for the first quarter of 2017 was 0.11%, up from 0.08% in the linked quarter, with the increase largely a result of lower purchase accounting accretion. Compared to a year ago, first quarter deposit balances were up 5.4% due to customer growth and the PPFS merger.

From time to time the Company makes commitments to acquire banking properties or to make equipment or technology related investments of capital. At March 31, 2017, the Company had no material capital expenditure commitments apart from those incurred in the ordinary course of business.

Stockholders’ Equity and Capital Resources

Total stockholders’ equity at March 31, 2017 was $378.6 million, as compared to $369.7 million at December 31, 2016 with the change in capital primarily a result of net income for the period. At March 31, 2017, the total common equity to total assets ratio was 12.07% and the Company’s basic book value per share was $4.96 as compared to the total common equity to total assets ratio of 12.01% and basic book value per share of $4.85 at December 31, 2016.

At March 31, 2017, the Bancorp’s and Bank’s capital ratios exceeded the requirements to be designated as “well-capitalized” under the Basel III regulatory capital framework. Additional information regarding capital requirements can be found in Note 13 of the notes to the condensed consolidated financial statements included in this Form 10-Q.

	Actual		Regulatory minimum to be “well capitalized”
	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2017
Tier 1 leverage (to average assets)
Bancorp	$268,576	9.0%	$148,758	5.0%
Bank	263,389	8.9%	148,512	5.0%
CET1 capital (to risk weighted assets)
Bancorp	268,576	10.9	160,494	6.5
Bank	263,389	10.6	160,998	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	268,576	10.9	197,531	8.0
Bank	263,389	10.6	198,152	8.0
Total capital (to risk-weighted assets)
Bancorp	294,376	11.9	246,914	10.0
Bank	289,189	11.7	247,690	10.0

December 31, 2016
Tier 1 leverage (to average assets)
Bancorp	$259,216	8.6%	$150,754	5.0%
Bank	254,270	8.4%	150,578	5.0%
CET1 capital (to risk weighted assets)
Bancorp	259,216	10.5	159,955	6.5
Bank	254,270	10.3	160,237	6.5
Tier 1 capital (to risk-weighted assets)
Bancorp	259,216	10.5	196,868	8.0
Bank	254,270	10.3	197,214	8.0
Total capital (to risk-weighted assets)
Bancorp	284,949	11.6	246,085	10.0
Bank	280,003	11.4	246,518	10.0

Asset Quality

For the quarter ended March 31, 2017, net recoveries were approximately $0.1 million and the reserve for loan losses was $25.4 million, compared to net recoveries of $0.1 million and a reserve for loan losses of $25.3 million as of December 31, 2016. The ratio of loan loss reserve to total loans was 1.20% at both March 31, 2017 and December 31, 2016.

Non-performing assets as a percentage of total assets was 0.46% at March 31, 2017, comparable to prior periods.

At March 31, 2017, $18.2 million of the $260.3 million in acquired loans were covered under loss sharing agreements with the FDIC. These loss sharing agreements will expire five years after the date of the FDIC agreements for non-single family covered assets and 10 years after the acquisitions date for single-family covered assets. The Company has determined it will report on a cash basis any potential future benefits and/or costs incurred with respect to the remaining loss share receivables (or payables) under these agreements. The remaining benefit and/or cost of the FDIC loss sharing agreements are not expected to be material to the Company’s financial condition. Estimated future losses on acquired covered loans are included in the fair value purchase accounting mark.

Off-Balance Sheet Arrangements

The following table summarizes the Bank’s off-balance sheet commitments at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit	$582,915	$580,450
Commitments under credit card lines of credit	80,889	80,612
Standby letters of credit	6,973	5,887
Total off-balance sheet financial instruments	$670,777	$666,949

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

Other than those commitments discussed above, there are no other obligations or liabilities of the Company arising from its off-balance sheet arrangements that are or are reasonably likely to become material.  In addition, the Company knows of no event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in the termination or material reduction in availability of the off-balance sheet arrangements. The Company had no material off-balance sheet derivative financial instruments as of March 31, 2017 and December 31, 2016. The Company does maintain a customer swap portfolio whereby commercial loan customers are offered fixed rate of interest on their obligations. Each of these contractual agreements is matched against an offsetting derivative contract with third-party financial institutional counterparty to mitigate off-balance sheet risk.

Liquidity and Sources of Funds

The objective of the Bank’s liquidity management is to maintain sufficient cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations. At March 31, 2017, liquid assets of the Bank (mainly interest bearing balances held at the Federal Reserve Bank of San Francisco (“FRB”)) totaled $94.0 million compared to $16.9 million at December 31, 2016. The increase was primarily the result of timing of deposits from large customers.

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

From time to time, the Bank may augment its core deposits with funding from wholesale deposit sources or borrowings. The Bank may accept local relationship-based reciprocal Certificate of Deposit Account Registry Service (“CDARS”) and Demand Deposit

Marketplace (“DDM”) deposits. Regulators classify such as brokered deposits. At March 31, 2017 and December 31, 2016, the Company had $34.0 million and $8.9 million in reciprocal CDARS, respectively, and $81.2 million and $80.7 million in reciprocal DDM deposits, respectively.

The Bank accepts public fund deposits in Oregon, Idaho and Washington and follows rules imposed by state authorities. Current rules imposed by the Oregon and Washington State Treasuries require that the Bank collateralize no less than 40% and 50% of the uninsured public funds of Oregon and Washington entities held by the Bank, respectively. At March 31, 2017, the Bank was in compliance with these requirements. Currently, there are no collateral requirements set on Idaho public deposits.

The Bank also may borrow funds from various lines of credit. At March 31, 2017, the Federal Home Loan Bank of Des Moines (“FHLB”) had extended the Bank a secured line of credit of $1.1 billion (35.00% of total assets) accessible for short or long-term borrowings given sufficient qualifying collateral. As of March 31, 2017, the Bank had qualifying collateral pledged for FHLB borrowings totaling $653.1 million, of which the Bank had no indebtedness. At March 31, 2017, the Bank also had undrawn borrowing capacity at FRB of $15.1 million supported by specific qualifying collateral. Borrowing capacity from FHLB or FRB may fluctuate based upon the acceptability and risk rating of loan collateral, and counterparties could adjust discount rates applied to such collateral at their discretion. Also, FRB or FHLB could restrict or limit our access to secured borrowings. Correspondent banks have extended $90.0 million in unsecured or collateralized short-term lines of credit for the purchase of federal funds. At March 31, 2017, the Company had no outstanding borrowings under these federal fund borrowing agreements.

Liquidity may be affected by the Bank’s routine commitments to extend credit. At March 31, 2017, the Bank had $670.8 million in total outstanding commitments to extend credit, compared to $666.9 million at year-end 2016. At this time, management believes that the Bank’s available resources will be sufficient to fund its commitments in the normal course of business.

The investment portfolio also provides a secondary source of funds as investments may be pledged for borrowings or sold for cash. This liquidity is limited, however, by counterparties’ willingness to accept securities as collateral and the market value of securities at the time of sale could result in a loss to the Bank. As of March 31, 2017, the book value of unpledged investments totaled $398.4 million compared to $488.8 million at December 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of March 31, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our 2016 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 16, 2017, a putative shareholder class action was filed in the Circuit Court for Deschutes County, Oregon styled Sternheim Family Trust v. Cascade Bancorp, No. 17CV06744. In the Sternheim complaint, the plaintiff alleges that the Company’s directors breached their fiduciary duties by negotiating and agreeing to the First Interstate merger. Specifically, the plaintiff alleges that the directors failed to obtain the highest possible value for the Company, agreed to preclusive deal protection provisions in the merger agreement, and failed to disclose all material information in the Registration Statement filed with the SEC. The plaintiff further alleges that the Company and First Interstate aided and abetted the directors’ breaches of fiduciary duties. The Sternheim complaint seeks injunctive relief to prevent the First Interstate merger from going forward, damages, and attorneys’ fees. The Company believes that the allegations of the Sternheim complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the Sternheim complaint.

On February 24, 2017, a putative shareholder class action was filed in the Circuit Court for Multnomah County, Oregon styled Crosse v. Cascade Bancorp, No. 17CV08305. In the Crosse complaint, the plaintiff alleged that the Company’s directors breached their fiduciary duties by filing with the SEC a Registration Statement that fails to disclose all material information about the First Interstate merger. The plaintiff further alleged that the Company and First Interstate aided and abetted the directors’ breaches of fiduciary duties. The Crosse complaint sought injunctive relief to prevent the First Interstate merger from going forward, as well as attorneys’ fees. On April 17, 2017, the court entered an order dismissing the Crosse action without prejudice.

On March 13, 2017, a putative shareholder class action was filed in the United States District Court for the District of Oregon styled Parshall v. Cascade Bancorp, No. 6:17-cv-00405-JR. In the Parshall complaint, the plaintiff alleges that Cascade and its directors violated Section 14(a) of the Exchange Act by failing to disclose certain facts about the process that led to the First Interstate merger and financial analyses performed by Cascade’s financial advisors. The Parshall complaint further alleges that First Interstate and the Company’s Board of Directors violated Section 20(a) of the Exchange Act by acting as control persons. The Parshall complaint seeks injunctive relief to prevent the First Interstate merger from going forward, as well as attorneys’ fees. The Company believes that the allegations of the Parshall complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the Parshall complaint.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors previously disclosed in Part I – Item 1A Risk Factors of our 2016 Annual Report. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-Q. There have been no material changes to Cascade’s risk factors described in our 2016 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable.

(c) During the quarter ended March 31, 2017, the Company did not repurchase any shares.

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

CASCADE BANCORP (Registrant)
Date	May 5, 2017	By	/s/ Terry E. Zink
Terry E. Zink, President & Chief Executive Officer (Principal Executive Officer)

Date	May 5, 2017	By	/s/ Gregory D. Newton
Gregory D. Newton, EVP & Chief Financial Officer (Principal Financial and Chief Accounting Officer)